Form 10-Q
period 1994-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 1994-05-12
CIK 92103

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549


                                             FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 1994
                                ----------------------------------------

                                                OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    -----------------

                                   Commission File Number 1-2313


                                SOUTHERN CALIFORNIA EDISON COMPANY
                      (Exact name of registrant as specified in its charter)

                    CALIFORNIA                               95-1240335
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                Identification No.)

             2244 Walnut Grove Avenue
                  (P.O. Box 800)
               Rosemead, California
               (Address of principal                           91770
                executive offices)                           (Zip Code)

                                           818-302-1212
                       (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                             Outstanding at May 9, 1994
- - --------------------------                   ---------------------------
Common Stock, no par value                          434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                                       Page
                                                                                        No.
                                                                                       ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

       Report of Independent Public Accountants                                         2

       Consolidated Statements of Income--Three and Twelve
            Months Ended March 31, 1994, and 1993                                       3

       Consolidated Balance Sheets--March 31, 1994,
            December 31, 1993, and March 31, 1993                                       4

       Consolidated Statements of Cash Flows--
            Three and Twelve Months Ended
            March 31, 1994, and 1993                                                    6

       Consolidated Statements of Retained Earnings--
            Three and Twelve Months Ended
            March 31, 1994, and 1993                                                    7

       Notes to Consolidated Financial Statements                                       8

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                                 24

Part II.  Other Information:

   Item 1.  Legal Proceedings                                                          30

   Item 4.  Submission of Matters to a Vote of Security Holders                        30

   Item 5.  Other Information                                                          31

   Item 6.  Exhibits and Reports on Form 8-K                                           31

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (Edison, a California corporation) and its subsidiaries as of March 31, 1994, December 31, 1993, and March 31, 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three- and twelve-month periods ended March 31, 1994, and 1993. These financial statements are the responsibility of Edison's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison and its subsidiaries as of March 31, 1994, December 31, 1993, March 31, 1993, and the results of their operations and their cash flows for each of the three- and twelve-month periods ended March 31, 1994, and 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 5 and 6 of the financial statements, and as required by generally accepted accounting principles, Edison changed its methods of accounting for income taxes and postretirement benefits other than pensions in 1993.



                                         ARTHUR ANDERSEN & CO.
Los Angeles, California
May 5, 1994

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                                   3 Months Ended                    12 Months Ended
                                                      March 31,                         March 31,
                                             ---------------------------      ---------------------------
                                                1994            1993             1994            1993
                                             ----------       ----------       ----------      ----------

Operating revenue                            $1,676,681       $1,700,971       $7,372,310      $7,737,267
                                             ----------       ----------       ----------      ----------
Fuel                                            186,229          205,742          772,543         867,891
Purchased power                                 489,515          460,777        2,527,087       2,277,596
Provisions for regulatory
  adjustment clauses--net                        (8,906)          22,238         (318,038)        316,027
Other operating expenses                        293,117          289,455        1,266,708       1,198,536
Maintenance                                      83,761           90,088          354,095         347,765
Depreciation and decommissioning                226,386          221,538          897,350         823,251
Income taxes                                    103,251           87,409          521,741         490,017
Property and other taxes                         52,966           55,179          204,562         205,538
                                             ----------       ----------       ----------      ----------
Total operating expenses                      1,426,319        1,432,426        6,226,048       6,526,621
                                             ----------       ----------       ----------      ----------
Operating income                                250,362          268,545        1,146,262       1,210,646
                                             ----------       ----------       ----------      ----------
Provision for rate phase-in plan                (32,646)         (33,350)        (136,596)       (149,337)
Allowance for equity funds
  used during construction                        3,924            5,016           19,170          20,099
Other nonoperating income--net                   24,276           14,205           73,775          59,056
                                             ----------       ----------       ----------      ----------
Total other income (deductions)--net             (4,446)         (14,129)         (43,651)        (70,182)
                                             ----------       ----------       ----------      ----------
Income before interest expense                  245,916          254,416        1,102,611       1,140,464
                                             ----------       ----------       ----------      ----------
Interest on long-term debt                       95,123          104,998          389,262         423,267
Other interest expense                           13,956            9,886           55,142          74,033
Allowance for borrowed funds
  used during construction                       (4,090)          (4,002)         (16,254)        (16,323)
Capitalized interest                                (47)            (118)            (907)           (418)
                                             ----------       ----------       ----------      ----------
Total interest expense--net                     104,942          110,764          427,243         480,559
                                             ----------       ----------       ----------      ----------
Net income                                      140,974          143,652          675,368         659,905
Dividends on preferred stock                     10,020           10,471           40,272          41,509
                                             ----------       ----------       ----------      ----------
Earnings available for common stock          $  130,954       $  133,181       $  635,096      $  618,396
                                             ==========       ==========       ==========      ==========







The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands


                                                                   March 31,   December 31,     March 31,
                                                                     1994          1993           1993
                                                                 -------------  -----------   -------------
ASSETS

Utility plant, at original cost                                  $18,602,311    $18,436,134   $17,865,874
Less--accumulated provision for depreciation
  and decommissioning                                              7,321,831      7,138,289     6,683,292
                                                                 -----------    -----------   -----------
                                                                  11,280,480     11,297,845    11,182,582
Construction work in progress                                        894,403        857,225       790,208
Nuclear fuel, at amortized cost                                      136,791        148,012       106,717
                                                                 -----------    -----------   -----------
Total utility plant                                               12,311,674     12,303,082    12,079,507
                                                                 -----------    -----------   -----------

Nonutility property--less accumulated provision
  for depreciation of $31,796, $31,573 and $29,724
  at respective dates                                                 70,663         61,838        36,060
Nuclear decommissioning trusts                                       839,133        788,575       684,225
Other investments                                                     21,103         20,577        22,695
                                                                 -----------    -----------   -----------
Total other property and investments                                 930,899        870,990       742,980
                                                                 -----------    -----------   -----------

Cash and equivalents                                                 233,629        204,919       127,545
Receivables, including unbilled revenue, less
   allowances of $17,602, $18,422 and $9,562 for
   uncollectible accounts at respective dates                        773,865        831,070       798,685
Fuel inventory                                                       120,789        120,859       119,170
Materials and supplies, at average cost                              107,468        104,092       107,012
Accumulated deferred income taxes--net                               171,196        204,119       287,590
Prepayments and other current assets                                  54,877         97,518       120,893
                                                                 -----------    -----------   -----------
Total current assets                                               1,461,824      1,562,577     1,560,895
                                                                 -----------    -----------   -----------

Unamortized debt issuance and reacquisition
   expense                                                           377,149        381,781       350,717
Rate phase-in plan                                                   334,480        364,209       458,248
Unamortized nuclear plant--net                                       248,305        273,837       351,139
Income tax-related deferred charges                                1,845,357      2,016,194     1,502,632
Other deferred charges                                               349,343        318,949       284,991
                                                                 -----------    -----------   -----------
Total deferred charges                                             3,154,634      3,354,970     2,947,727
                                                                 -----------    -----------   -----------

Total assets                                                     $17,859,031    $18,091,619   $17,331,109
                                                                 ===========    ===========   ===========


The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands


                                                                   March 31,   December 31,     March 31,
                                                                     1994          1993           1993
                                                                  -----------  ------------    -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
  Common stock (434,888 shares outstanding
    at each date)                                                 $2,168,054    $ 2,168,054   $   906,017
  Additional paid-in capital                                         327,363        327,363     1,439,717
  Retained earnings                                                2,402,162      2,430,181     2,405,418
                                                                 -----------    -----------   -----------
                                                                   4,897,579      4,925,598     4,751,152
Preferred stock:
   Not subject to mandatory redemption                               358,755        358,755       358,755
   Subject to mandatory redemption                                   275,000        275,000       278,488
Long-term debt                                                     5,015,828      5,233,697     4,831,144
                                                                 -----------    -----------   -----------
Total capitalization                                              10,547,162     10,793,050    10,219,539
                                                                 -----------    -----------   -----------

Other long-term liabilities                                          302,412        266,595       173,668
                                                                 -----------    -----------   -----------

Current portion of long-term debt and redeemable
  preferred stock                                                    201,200        151,200       263,072
Short-term debt                                                      685,872        613,094       450,178
Accounts payable                                                     313,676        336,464       387,195
Accrued taxes                                                        507,439        394,740       638,128
Accrued interest                                                     110,989         89,615       104,293
Dividends payable                                                    162,822        162,818       161,344
Regulatory balancing accounts--net                                    38,824         57,932       112,962
Deferred unbilled revenue and other current liabilities              624,043        653,233       733,114
                                                                 -----------    -----------   -----------
Total current liabilities                                          2,644,865      2,459,096     2,850,286
                                                                 -----------    -----------   -----------

Accumulated deferred income taxes--net                             3,403,039      3,616,657     3,074,385
Accumulated deferred investment tax credits                          414,947        421,338       441,286
Customer advances and other deferred credits                         546,606        534,883       571,945
                                                                 -----------    -----------   -----------
Total deferred credits                                             4,364,592      4,572,878     4,087,616
                                                                 -----------    -----------   -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)


Total capitalization and liabilities                             $17,859,031    $18,091,619   $17,331,109
                                                                 ===========    ===========   ===========


The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                     3 Months Ended                  12 Months Ended
                                                        March 31,                       March 31,
                                                --------------------------     --------------------------
                                                   1994            1993           1994           1993
                                                ----------       ---------      ----------     ----------
Cash flows from operating activities:
Net income                                      $  140,974       $ 143,652      $  675,368     $  659,905
Adjustments for noncash items:
  Depreciation and
    decommissioning                                226,386         221,538         897,350        823,251
  Amortization                                      27,684          30,043          98,381        140,405
  Rate phase-in plan                                29,729          29,373         123,768        130,391
  Deferred income taxes and
    investment tax credits                         (11,927)        (18,967)        113,256        (95,685)
  Other long-term liabilities                       35,817        (114,870)         75,608       (138,387)
  Other--net                                        (9,488)          5,083         (42,405)        99,985
Changes in working capital
  components:
  Receivables                                       57,205          54,006          24,820        (39,235)
  Regulatory balancing accounts                    (19,108)         25,439         (74,138)       229,062
  Fuel inventory, materials
    and supplies                                    (3,306)         (7,823)         (2,075)        47,149
  Prepayments and other
    current assets                                  42,641          55,163          66,016        (16,675)
  Accrued interest and taxes                       129,742         118,753        (165,609)       (31,621)
  Accounts payable and other
    current liabilities                            (51,978)        128,388        (187,754)       247,789
                                                 ---------       ---------      ----------     ----------
Net cash provided by
  operating activities                             594,371         669,778       1,602,586      2,056,334
                                                 ---------       ---------      ----------     ----------

Cash flows from financing activities:
Issuances of long-term debt                           (349)        835,484       1,320,086      1,643,676
Issuances of preferred stock                            --              --          74,598        199,032
Repayment of long-term debt                       (169,001)     (1,073,219)     (1,275,553)    (1,896,103)
Redemption of preferred stock                           --              --         (86,392)      (130,691)
Nuclear fuel financing--net                         (1,457)        (21,383)         27,589        (95,133)
Short-term debt financings--net                     72,778        (157,469)        235,694       (258,716)
Dividends paid                                    (168,989)       (167,178)       (674,641)      (662,199)
Capital transfers                                       --              --         150,000         92,000
                                                 ---------       ---------     -----------     ----------
Net cash used by
  financing activities                            (267,018)       (583,765)       (228,619)    (1,108,134)
                                                 ---------       ---------     -----------     ----------

Cash flows from investing activities:
Additions to property and plant                   (245,553)       (185,305)     (1,100,673)      (783,895)
Nuclear decommissioning trusts                     (50,558)        (36,605)       (154,908)      (134,216)
Other--net                                          (2,532)         (3,265)        (12,302)         1,985
                                                 ---------       ---------     -----------     ----------
Net cash used by
  investing activities                            (298,643)       (225,175)     (1,267,883)      (916,126)
                                                 ---------       ---------     -----------     ----------
Net increase (decrease) in cash
  and equivalents                                   28,710        (139,162)        106,084         32,074
Cash and equivalents, beginning
  of period                                        204,919         266,707         127,545         95,471
                                                 ---------       ---------     -----------     ----------
Cash and equivalents, end of period              $ 233,629       $ 127,545     $   233,629     $  127,545
                                                 =========       =========     ===========     ==========
Cash payments for interest and taxes:
Interest                                         $  71,340       $ 118,028     $   351,463     $  425,626
Taxes                                              (79,755)            (81)        374,527        514,859

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                                  3 Months Ended                   12 Months Ended
                                                     March 31,                        March 31,
                                             ---------------------------      ---------------------------
                                              1994              1993             1994            1993
                                             ----------       ----------       ----------      ----------

Balance at beginning of period               $2,430,181       $2,428,945       $2,405,418      $2,417,751
Net income                                      140,974          143,652          675,368         659,905
Dividends declared on common stock             (158,973)        (156,708)        (635,848)       (626,887)
Dividends declared on preferred
  stock                                         (10,020)         (10,471)         (40,272)        (41,509)
Reacquired capital stock expense                     --               --           (2,504)         (3,842)
                                             ----------       ----------       ----------      ----------
Balance at end of period                     $2,402,162       $2,405,418       $2,402,162      $2,405,418
                                             ==========       ==========       ==========      ==========









































The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies

SCEcorp owns all of the outstanding common stock of Southern California Edison Company. Edison is a public utility which supplies electric energy in Central and Southern California. The consolidated financial statements include Edison and its subsidiaries. Intercompany transactions have been eliminated.

Edison's accounting policies conform with generally accepted accounting principles for regulated enterprises and reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission.

Certain prior-period reclassifications have been made to conform to the March 31, 1994, financial statement presentation.

Cash Equivalents

Cash equivalents include temporary investments with original maturities of three months or less and are classified as held-to-maturity. Due to their short maturities, reported amounts approximate fair value.

Construction Financing Costs

Allowance for funds used during construction (AFUDC) represents the estimated cost of debt and equity funds that finance utility-plant construction. AFUDC is capitalized as a cost of utility plant and reported in current earnings. AFUDC is recovered in rates through depreciation when completed projects are placed into commercial operation.

Debt Issuance and Reacquisition Expense

Debt premium, discount and issuance expenses are amortized over the life of each issue. Debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

Depreciation and Decommissioning

Depreciation of utility plant is computed on a straight-line remaining-life basis. Decommissioning of Edison's nuclear generating facilities is expected to cost an estimated $1.1 billion in current-year dollars (based on site-specific studies performed in 1990 for San Onofre Nuclear Generating Station and 1989 for Palo Verde Nuclear Generating Station). Decommissioning costs are accrued and recovered in rates over the useful life of the nuclear facility through charges to depreciation expense. Amounts collected from customers are placed in trusts, which, together with accumulated earnings, will be utilized solely for decommissioning. These amounts are invested in high-grade securities and reported at market value in accordance with a new accounting standard for certain debt and equity securities implemented in January 1994. These investments are classified as available-for-sale.

Edison expects to decommission its nuclear facilities by prompt removal or decontamination at the end of their useful lives. Decommissioning at San Onofre and Palo Verde is scheduled to begin in 2013 and 2024, respectively. San Onofre Unit 1, which shut down in 1992, will be decommissioned with the other San Onofre units. The estimated costs to decommission Unit 1 have been recorded as a liability.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Decommissioning expense was $35 million and $139 million for the three and twelve months ended March 31, 1994, respectively, and $37 million and $134 million for the three and twelve months ended March 31, 1993, respectively. The accumulated balance of these costs ($831 million at March 31, 1994, $797 million at December 31, 1993, and $692 million at March 31, 1993) approximates amounts funded. The market value of the trusts (based on quoted market prices) was $839 million, $853 million and $733 million at March 31, 1994, December 31, 1993, and March 31, 1993, respectively. Net earnings on these funds, included as a component of depreciation expense, were $11 million and $43 million for the three and twelve months ended March 31, 1994, respectively, and $13 million and $38 million for the three and twelve months ended March 31, 1993, respectively. Approximately 87% of the trust fund contributions were tax-deductible.

In its 1995 general rate case filing, Edison requested to revise its authorized decommissioning costs based on updated site-specific studies (1993 for San Onofre and 1992 for Palo Verde), and adjustments to its authorized escalation rates and after-tax rate of return on the trust funds. If approved by the CPUC, current fund contribution levels would be virtually unchanged. A CPUC decision is expected in late 1994. Edison believes the amounts collected in rates are adequate to meet estimated decommissioning.

Under the Energy Policy Act of 1992, Edison is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities. Edison's share is based on the number of nuclear enrichment
units purchased and will be paid over 15 years.   These costs are fully
recoverable through rates. The fair value of this obligation was $55 million, $59 million and $58 million at March 31, 1994, December 31, 1993, and March 31, 1993, respectively (estimated by discounting future cash flows).

Fuel

The cost of nuclear fuel, including disposal, is amortized to fuel expense on the basis of generation. Under CPUC rate-making procedures, nuclear-fuel financing costs are capitalized until the fuel is placed into production.

Fuel inventories are computed under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

Rate Phase-In Plan

A CPUC-authorized rate phase-in plan deferred the collection of $200 million in revenue for each unit at Palo Verde during the first four years of operation. The deferred revenue (including interest) is collected evenly over the final six years of each unit's plan. The plans end in 1996 for Units 1 and 2, and in 1998 for Unit 3.

Regulatory Balancing Accounts

The differences between CPUC-authorized and actual kilowatt-hour sales or energy costs are accumulated in balancing accounts until they are refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). Income tax effects on balancing account changes are deferred.

CPUC-established target generation levels act as performance incentives for Edison's nuclear generating stations. Fuel savings or costs above or below these targets are shared equally by Edison and its customers through balancing account adjustments.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research, Development and Demonstration (RD&D)

RD&D costs are charged to expense unless they are expected to result in plant construction. If construction does not result, any capitalized costs are subsequently charged to expense. RD&D expenses are recorded in a balancing account. At the end of the rate-case cycle, authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $13 million and $54 million for the three and twelve months ended March 31, 1994, respectively, and $8 million and $38 million for the three and twelve months ended March 31, 1993, respectively.

Revenue

Operating revenue includes amounts for services rendered but unbilled at the end of each period.

San Onofre Unit 1

In November 1992, Edison discontinued operation of San Onofre Unit 1. Edison will recover its investment, plus an 8.98% rate of return, by mid-1996.

Utility Plant

Plant additions, including replacements and betterments, are capitalized. Such costs include direct material and labor, construction overhead and AFUDC. Replaced or retired property and removal costs--less salvage--are charged to the accumulated provision for depreciation.

Note 2.     Regulatory Matters

Mohave Outage Review

In 1986, the CPUC began investigating a 1985 steam-pipe rupture at the Mohave Generating Station. Edison, plant operator and 56% owner, incurred costs of approximately $90 million, after insurance recoveries, to repair damage and provide replacement power during the six-month outage. In 1991, the CPUC's Division of Ratepayer Advocates (DRA) alleged that Edison contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. Edison believes the accident was caused by a manufacturing defect in a seam weld and filed testimony contesting the allegations. A CPUC decision issued on March 9, 1994, agreed with the DRA's allegations and ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but Edison believes it will not materially affect its financial position.

Palo Verde Outage Review

In March 1989, Arizona Public Service Company, operating agent for Palo Verde, removed Units 1 and 3 from service for modifications required by regulatory agencies. As required by state law, the CPUC conducted an investigation, and ordered the authorized revenue collected during the outages be subject to refund. The units resumed operation in December 1989 and July 1990.

During 1992, the CPUC consolidated its reasonableness review of replacement power costs from several Unit 2 outages in 1989 and 1990 with the investigation of Units 1 and 3. The DRA initially recommended a disallowance valued at $169 million, including: $63 million of revenue

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collected during the outages (including interest); $5 million for capital projects deemed unnecessary; $50 million in replacement power costs; and $51 million in penalties for environmental effects of replacement power and the outages' effect on the regional energy market. Edison filed testimony that its costs were reasonably incurred.

In September 1993, Edison and the DRA agreed to settle these disputes for $38 million (including $29 million for replacement power costs, $2 million for capital projects and $7 million for interest), subject to CPUC approval. The effect of the settlement has been fully reflected in the financial statements. A CPUC decision is expected in mid-1994.

RD&D Cost Review

In Edison's 1992 general rate case, the CPUC deferred a decision (pending additional information from Edison) on the recovery of $56 million in capitalized RD&D costs. Edison refiled, requesting that $35 million be included in rate base and $17 million be classified as RD&D expense. Subsequently, additional adjustments of $11 million were recorded. In August 1993, the DRA filed its position on Edison's RD&D capital refiling, recommending further disallowances of about $15 million. Edison is contesting the DRA's recommendation. A CPUC decision is expected in 1994. The probable effect on net income cannot be determined at this time, but Edison believes it will not materially affect its results of operations or financial position.

Resale Rates

Resale revenue related to pending rate proceedings is subject to refund with interest if subsequently disallowed by the Federal Energy Regulatory Commission. Edison believes any refunds from pending rate proceedings will not materially affect its results of operations or financial position.

Note 3.  Debt

Long-Term Debt

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates.

Almost all Edison properties are subject to a trust indenture lien.

Edison has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. Edison uses these proceeds to finance construction of pollution-control facilities. Bondholders have limited discretion in redeeming certain pollution-control bonds, and Edison has arranged with securities dealers to remarket or purchase them in such cases.

Edison had interest-rate swap and cap agreements to reduce the effect of changes in interest rates on $226 million of its debt at March 31, 1994, December 31, 1993, and March 31, 1993. The fair value of the agreements (the cost to terminate them) was estimated at $11 million, $29 million and $17 million at March 31, 1994, December 31, 1993, and March 31, 1993, respectively (based on brokers' quotes). Edison is exposed to credit loss from nonperformance by counterparties to these agreements, but does not anticipate such nonperformance.

Commercial paper that finances nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following March 31, 1994, are: 1995--$201 million; 1996--$1 million; 1997--$201 million; 1998--$426 million; and 1999--$322 million.

Long-term debt consisted of:

                                                       March 31,        December 31,       March 31,
                                                         1994               1993             1993
                                                      ----------        ------------      ---------
                                                                        (In millions)
First and refunding mortgage bonds:
 1995--1998 (5.45% to 6.125%)                           $  850             $  850            $1,075
 1999--2003 (5.625% to 7.5%)                               700                700               500
 2004--2026 (5.875% to 9.25%)                            1,975              1,993             1,853
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                  1,208              1,208             1,209
Funds held by trustees                                      (2)                (2)               (2)
Debentures and notes:
 1998--2003 (5.6% to 7.375%)                               495                645               477
Commercial paper for nuclear fuel                           69                 70                41
Spent nuclear fuel obligation                               --                 --                 5
Long-term debt due within one year                        (201)              (151)             (258)
Unamortized debt discount--net                             (78)               (79)              (69)
                                                        ------             ------            ------
Total                                                   $5,016             $5,234            $4,831
                                                        ------             ------            ------
Fair value (based on brokers' quotes)                   $5,094             $5,579            $5,211
                                                        ======             ======            ======

Short-Term Debt

Edison has lines of credit it can use at negotiated or bank index rates. At March 31, 1994, such lines totaled $1.2 billion, with $700 million supporting commercial paper and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used for:

                                                    March 31,       December 31,        March 31,
                                                      1994              1993              1993
                                                   ---------        -------------       ---------
                                                                    (In millions)
Balancing accounts                                     $163             $163              $ 209
Fuel                                                    196              270                223
General purpose                                         398              252                 61
                                                       ----             ----              -----
Total                                                   757              685                493
Amount reclassified as long-term                        (69)             (70)               (41)
Unamortized discount                                     (2)              (2)                (2)
                                                       ----             ----              -----
Total                                                  $686             $613              $ 450
                                                       ====             ====              =====

Due to these instruments' short maturities, reported amounts approximate fair value.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.     Equity

The CPUC regulates Edison's capital structure, limiting the dividends it may pay SCEcorp.

Authorized common stock is 560 million shares with no par value.
Effective June 1, 1993, Edison split its common stock two-for-one, and changed the nominal value of the stock from $4-1/6 par to no par; prior periods have not been restated.

Authorized shares of preferred and preference stock are: $25 cumulative preferred--24 million; $100 cumulative preferred--12 million; and preference--50 million. All cumulative preferred stocks are redeemable. Mandatorily redeemable preferred stocks are subject to sinking-fund
provisions.   When preferred shares are redeemed, the premiums paid are
charged to common equity. There are no preferred stock redemption requirements for the next five years. The fair value estimates of preferred stock subject to mandatory redemption were based on brokers' quotes.

Cumulative preferred stock consisted of:

                                  March 31, 1994
                                ------------------
                               Shares      Redemption        March 31,   December 31,     March 31,
                             Outstanding       Price          1994           1993            1993
                             ----------     ----------      ---------    ------------    ----------
                                                                         (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                 1,000,000       $ 25.50          $ 25           $ 25          $ 25
4.24                         1,200,000         25.80            30             30            30
4.32                         1,653,429         28.75            41             41            41
4.78                         1,296,769         25.80            33             33            33
5.80                         2,200,000         25.25            55             55            55
7.36                         4,000,000         25.00           100            100           100

$100 Par value:
7.58% Series                   750,000        101.00            75             75            75
                                                              ----           ----          ----
Total                                                         $359           $359          $359
                                                              ====           ====          ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                   750,000       $100.00          $ 75           $ 75          $ --
6.45                         1,000,000        100.00           100            100           100
7.23                         1,000,000        100.00           100            100           100
7.325                                                           --             --            42
7.80                                                            --             --            41
                                                              ----           ----          ----
                                                               275            275           283
Preferred stock to be redeemed within one year                  --             --            (5)
                                                              ----           ----          ----
Total                                                         $275           $275          $278
                                                              ====           ====          ====
Fair value of preferred stock subject to
  mandatory redemption                                        $274           $291          $293
                                                              ====           ====          ====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no preferred stock issuances or redemptions in the first quarter of 1994 or 1993. The changes in preferred stock for the twelve-month periods ended March 31 were:


                                                                    1994             1993
                                                                    ----             ----
                                                                        (In thousands
                                                                          of shares)

             Series:
             6.05%                                                   750                --
             6.45                                                     --             1,000
             7.23                                                     --             1,000
             7.325                                                  (427)              (30)
             7.80                                                   (412)              (18)
             8.54                                                     --              (547)
             8.70A                                                    --              (394)
             12.31                                                    --              (277)
                                                                  ------            ------

             Net issuances (redemptions)                             (89)              734
                                                                  ======            ======

Note 5.     Income Taxes

Edison and its subsidiaries will be included in SCEcorp's consolidated federal income tax and combined state franchise tax returns. Under income tax allocation agreements, each subsidiary calculates its own tax liability.

Change in Accounting Principle

Edison adopted a new income tax accounting standard in 1993 that requires the balance sheet method to account for income taxes. Upon adoption, Edison recognized additional deferred taxes for certain temporary differences between book and tax income. Corresponding deferred charges were recorded representing amounts expected to be recovered in future rates. As a result, the cumulative effect on net income of adopting this standard was not material. The net effect of adoption on total assets and liabilities was an increase of about $2 billion. Financial statements prior to adoption have not been restated; they reflect income taxes accounted for under the income statement method.

Current and Deferred Taxes

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the period. Investment tax credits are amortized over the lives of the related properties.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                     March 31,        December 31,      March 31,
                                                       1994               1993            1993
                                                   -------------      -------------   -------------
                                                                      (In millions)


Deferred tax assets:
Depreciation                                           $  476             $  240         $   98
Investment tax credits                                    266                310            298
Regulatory balancing accounts                             147                171             91
Other.                                                    348                536            608
                                                       ------             ------         ------
Total                                                  $1,237             $1,257         $1,095
                                                       ======             ======         ======
Deferred tax liabilities:
Property-related                                       $3,890             $4,030         $3,422
Other                                                     579                640            460
                                                       ------             ------         ------
Total                                                  $4,469             $4,670         $3,882
                                                       ======             ======         ======

Accumulated deferred income taxes--net                 $3,232             $3,413         $2,787
                                                       ======             ======         ======

Classification of accumulated deferred income
 taxes:
Included in deferred credits                           $3,403             $3,617         $3,074
Included in current assets                                171                204            287

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current and deferred components of income tax expense were:

                                                              3 Months Ended        12 Months Ended
                                                                 March 31,             March 31,
                                                             ----------------      ----------------
                                                             1994       1993       1994       1993*
                                                             ----       ----       ----       ----
                                                                           (In millions)

Current:
Federal                                                      $ 80        $ 74        $225      $395
State                                                          25          24          84       117
                                                             ----        ----        ----      ----
                                                              105          98         309       512
                                                             ----        ----        ----      ----

Deferred--federal and state:
Accrued charges                                                (4)         (3)        (38)       (9)
Depreciation                                                   10          13          58       110
Investment and energy tax credits--net                         (6)         (6)        (26)      (22)
Rate phase-in plan                                            (12)        (12)        (51)      (52)
Regulatory balancing accounts                                  (2)        (11)        126      (108)
Resale revenue                                                 --          --          27         4
Retirement of debt                                             (2)          1          30        (4)
Other                                                           4          (1)        (13)      (15)
                                                             ----        ----       -----      ----
                                                              (12)        (19)        113       (96)
                                                             ----        ----       -----      ----

Total income tax expense                                     $ 93        $ 79        $422      $416
                                                             ====        ====        ====      ====

Classification of income taxes:
Included in operating income                                 $103        $ 87        $522      $490
Included in other income                                      (10)         (8)       (100)      (74)

* The 1992 portion reflects the income statement method of accounting for income taxes.

The composite federal and state statutory income tax rate was 41.045% for 1994 and 1993, and 40.138% for 1992.

A reconciliation of the federal statutory income tax rate to the effective rate is presented below:

                                                              3 Months Ended        12 Months Ended
                                                                 March 31,             March 31,
                                                             -----------------     ----------------
                                                             1994       1993       1994       1993
                                                             ----       ----       ----       ----

Federal statutory rate                                       35.0%       35.0%     35.0%     34.2%
Depreciation and related timing differences not
   deferred                                                   4.0         4.1       5.6       2.8
Capitalized software                                         (2.2)       (1.9)     (1.9)     (0.3)
Investment and energy tax credits                            (2.7)       (2.6)     (2.4)     (2.0)
State tax--net of federal deduction                           5.8         4.8       5.7       4.3
Other                                                        (0.2)       (3.9)     (3.6)     (0.3)
                                                             ----        ----      ----      ----
Effective tax rate                                           39.7%       35.5%     38.4%     38.7%
                                                             ====        ====      ====      ====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.    Employee Benefit Plans

Pension Plan

Edison has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. Edison funds the plan on a level-premium actuarial method. Funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments.

Net pension cost recognized is calculated under the actuarial method used for ratemaking. The difference between pension costs calculated for accounting and ratemaking is deferred.

The plan's funded status was:

                                                        March 31,      December 31,       March 31,
                                                          1994             1993             1993
                                                       ----------      -------------     ----------
                                                                       (In millions)

Actuarial present value of benefit obligation:
Vested benefits                                           $1,352            $1,340         $1,328
Nonvested benefits                                           169               164            165
                                                          ------            ------         ------
Accumulated benefit obligation                             1,521             1,504          1,493
Value of projected future compensation levels                569               551            560
                                                          ------            ------         ------
Projected benefit obligation                              $2,090            $2,055         $2,053
                                                          ======            ======         ======

Plan assets at fair value                                 $2,207            $2,196         $2,038
                                                          ======            ======         ======

Projected benefit obligation in excess of
 (less than) plan assets                                  $ (117)         $   (141)        $   15
Unrecognized net gain                                        223               248             90
Unrecognized prior service cost                               (5)               (5)            (5)
Unrecognized net obligation being amortized over
 17 years                                                    (58)              (59)           (64)
                                                          ------            ------         ------
Accrued pension liability                                 $   43            $   43         $   36
                                                          ======            ======         ======

Discount rate                                              7.25%             7.25%           7.0%
Rate of increase in future compensation                     5.0%              5.0%           5.0%
Expected long-term rate of return on assets                 8.0%              8.0%           8.0%

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of pension expense were:

                                                           3 Months Ended          12 Months Ended
                                                              March 31,               March 31,
                                                           --------------         ----------------
                                                           1994      1993         1994        1993
                                                           ----      ----         ----        ----
                                                                       (In millions)

Net pension expense:
Service cost for benefits earned                          $18       $  18         $ 69       $  56
Interest cost on projected benefit obligation              37          35          140         127
Actual return on plan assets                              (12)       (110)        (200)       (235)
Net amortization and deferral                             (30)         72           49          91
                                                          ---       -----         ----       -----
Pension expense under accounting standards                 13          15           58          39
Regulatory adjustment                                      --          (3)          (8)         10
                                                          ---       -----         ----       -----
Net pension expense recognized                            $13       $  12         $ 50       $  49
                                                          ===       =====         ====       =====

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55, who have at least 10 years of service, are eligible for postretirement health care, dental, life insurance and other benefits. Health care benefits are subject to deductibles, copayment provisions and other limitations.

In January 1993, Edison adopted a new accounting standard for postretirement benefits other than pensions, which requires the expected cost of these benefits to be charged to expense during employees' years of service. Edison will amortize its obligation related to prior service over 20 years.

Edison funds the plan (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices. Edison began funding its future liability for these benefits in 1991. Amounts funded prior to 1993 are amortized to expense and recovered in rates over 12 months. Any difference between expense determined under the new standard and amounts authorized for rate recovery is not expected to be material and will be charged to earnings.

Plan assets are primarily common stocks, corporate and government bonds, and short-term investments.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of postretirement benefits other than pensions expense were:

                                                           3 Months Ended           12 Months Ended
                                                              March 31,                March 31,
                                                          ----------------         ----------------
                                                          1994        1993         1994       1993*
                                                          ----        ----         ----       ----
                                                                           (In millions)

Service cost for benefits earned                          $  7        $ 7          $ 27      $ 32
Interest cost on projected benefit obligation               18         16            67        16
Actual return on plan assets                                (5)        (3)          (14)       (3)
Amortization of transition obligation                        9          9            36         9
                                                          ----        ---          ----      ----
Net expense                                                 29         29           116        54
Amortization of prior funding                                2         11            39        53
                                                          ----        ---          ----      ----
Total expense                                             $ 31        $40          $155      $107
                                                          ====        ===          ====      ====

* In 1992, Edison recognized the cost of these benefits as they were paid or funded.

A reconciliation of the plan's funded status with the recorded liability is presented below:

                                                     March 31,        December 31,      March 31,
                                                       1994               1993            1993
                                                   -------------      -------------   -------------
                                                                      (In millions)

Actuarial present value of benefit obligation:
Retirees                                              $ 511              $ 512            $ 483
Employees eligible to retire                             89                 87               78
Other employees                                         371                358              295
                                                      -----              -----            -----
Accumulated benefit obligation                        $ 971              $ 957            $ 856
                                                      =====              =====            =====

Plan assets at fair value                             $ 233              $ 210            $ 119
                                                      =====              =====            =====

Accumulated benefit obligation in excess of
 plan assets                                          $ 738              $ 747            $ 737
Unrecognized transition obligation                     (679)              (688)            (715)
Unrecognized net loss                                   (59)               (59)              --
                                                      -----              -----            -----
Recorded liability                                    $  --              $  --            $  22
                                                      =====              =====            =====

Discount rate                                          7.75%              7.75%             8.0%
Expected long-term rate of return on assets             8.5%               8.5%             8.5%

The assumed rate of future increases in the per-capita cost of health care benefits is 11% for 1994, gradually decreasing to 5.5% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of March 31, 1994, by $150 million and annual aggregate service and interest costs by $21 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plans

Edison has two employee savings plans designed to supplement employees' retirement income. The Stock Savings Plus Plan (401(k)) is funded by employee and Edison contributions. Edison contributions were $5 million and $21 million for the three and twelve months ended March 31, 1994, respectively, and $5 million and $20 million for the three and twelve months ended March 31, 1993, respectively. Holdings in the Employee Stock Ownership Plan will be transferred to the Stock Savings Plus Plan by the end of 1994.

Note 7.  Jointly Owned Utility Projects

Edison owns interests in several generating stations and transmission systems for which each participant provides its own financing. The proportionate share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of March 31, 1994, was:

                                              Plant in     Accumulated        Under      Ownership
                                               Service    Depreciation    Construction   Interest
                                              --------    ------------    ------------   ---------
                                                          (In millions)

Eldorado Transmission System                  $   28        $   11            $  1          60%
Four Corners Coal Generating Station--
  Units 4 and 5                                  449           222               7          48
Mohave Coal Generating Station                   278           140               9          56
Pacific Intertie Transmission System             213            61               1          50
Palo Verde Nuclear Generating Station          1,543           289              28          16
San Onofre Nuclear Generating Station          4,086         1,303              57          75
                                              ------        ------            ----
Total                                         $6,597        $2,026            $103
                                              ======        ======            ====

Note 8.    Leases

Edison has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at March 31, 1994, were:

Year ended December 31,                                                           (In millions)
1994                                                                                  $18
1995                                                                                   20
1996                                                                                   16
1997                                                                                   12
1998                                                                                    9
Thereafter                                                                             15
                                                                                      ---
Total                                                                                 $90
                                                                                      ===

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.     Commitments

Edison has fuel supply contracts which require payment only if the fuel is made available for purchase.

Edison has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers). These contracts provide for capacity payments subject to a facility meeting certain performance obligations and energy payments based on actual power supplied to Edison. There are no requirements to make debt-service payments.

Edison has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current or estimated future operating capacity. Edison's minimum commitment under both contracts is approximately $210 million through 2017.

Certain commitments for the years 1994 through 1998 are estimated below:

                                                         1994       1995     1996     1997     1998
                                                         ----       ----     ----     ----     ----
                                                                          (In millions)
Construction expenditures                               $1,205    $1,171   $1,030   $1,057    $1,354
Fuel supply contracts                                      270       220      197      172       173
Purchased power capacity payments                          658       666      676      680       682
Unconditional purchase obligations                           9         9        9        9         9

Note 10.     Contingencies

Conservation Expenditures Tax Issue

The Internal Revenue Service (IRS) has challenged how gas and electric utilities deduct energy conservation expenditures. It has taken the position that certain demand-side management (DSM) expenditures should not be treated as a current income tax deduction. The IRS claims that DSM programs create a future benefit by delaying the cost of building additional power plants. The utility industry believes that energy conservation expenditures constitute ordinary and necessary business expenses, which, under current provisions of the Internal Revenue Code, are deductible in the year incurred or accrued. Federal legislation has been introduced, which, if adopted, will clarify that DSM expenditures currently are deductible under existing tax code provisions. Edison believes the IRS' position is contrary to the nation's energy and environmental policy goals and will continue to take steps to vigorously defend its position.

In March 1994, the CPUC approved Edison's request to establish a memorandum account to track the prospective income tax effect that would result if a change in the method of deducting these expenditures were imposed. Such amounts would be recovered through customer rates, subject to reasonableness reviews. The probable effect on net income of the outcome of this matter cannot be determined at this time.

Environmental Protection

Edison is subject to numerous legislative and regulatory environmental-protection requirements. To meet these requirements, Edison will continue to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Edison has identified 42 sites for which it is, or may be, responsible for remediation under environmental laws. Edison is participating in investigations and cleanups at a number of these sites and has recorded a $60 million liability for its estimated minimum costs to clean up several sites. Additional costs may be incurred as progress is made in determining the magnitude of required remedial actions, as Edison's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed.

On May 4, 1994, the CPUC approved an incentive mechanism for rate recovery of certain environmental cleanup costs. This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders will fund the remaining 10%, with the opportunity to recover these costs through insurance. Accordingly, Edison has recorded a regulatory asset representing 90% of the estimated minimum costs to remediate sites covered by this mechanism. Edison believes the remaining sites' cleanup costs will not materially affect its results of operations or financial position.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.3 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. Insurance for San Onofre Unit 1 remains in effect pending Nuclear Regulatory Commission approval to discontinue the coverage. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $218 million per nuclear incident. However, it would have to pay no more than $28 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $34 million per year. Insurance premiums are charged to operating expense.

Palo Verde Nuclear Generating Station

After a March 1993 steam tube rupture occurred at one of the three Palo Verde units, an investigation revealed cracking in additional steam generator tubes. Arizona Public Service (APS), operator of Palo Verde, reduced power at all three units to 85% in late 1993 in order to prevent further tube degradation until investigations are completed. In April 1994, some cracking was found at a second unit. APS expects inspections to be completed on this unit by June 1994. At that time, the unit is expected to be restarted at 86% power; however, all three units may be removed from service for mid-cycle inspections in late 1994. APS is considering several remedial actions that would allow the units to be operated at lower temperatures without appreciably reducing their power output. APS cannot currently predict when one or more of the units will be returned to full power.

SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings


Southern California Edison Company's earnings for the three and twelve months ended March 31, 1994, were $131 million and $635 million, respectively, compared with $133 million and $618 million for the same periods in 1993. The lower earnings in the first quarter of 1994 reflect a lower authorized return on common equity. Excluding a $24 million after-tax charge for settlement of litigation with Tucson Electric Power Company in September 1992, earnings for the twelve months ended March 31, 1994, decreased $7 million from the year-earlier period. This decrease reflects the lower authorized return on common equity, partially offset by the net effect of lower interest rates.

Operating Revenue

Operating revenue decreased for the three months ended March 31, 1994, as compared to the year-earlier period, primarily due to a 3% decrease in sales volume partially offset by a 1% increase in average rates. For the twelve months ended March 31, 1994, compared to the same period in 1993, operating revenue decreased 5%, mainly due to a 4% decrease in sales volume. Retail rates which result in over 98% of electric revenue, are regulated by the California Public Utilities Commission (CPUC). Wholesale rates are regulated by the Federal Energy Regulatory Commission.

Operating Expenses

Fuel expense decreased 9% and 11%, respectively, for the three and twelve months ended March 31, 1994, compared with the same periods last year, primarily due to decreased power generation. The quarterly decrease also reflects lower average fuel costs.

Purchased-power expense increased, due to a greater volume of federally required purchases from nonutility generators. These purchases were made under contracts with CPUC-mandated pricing, which generally exceed those for other sources.

The provisions for regulatory adjustment clauses minimize rate fluctuations by adjusting for differences between estimated and actual kilowatt-hour sales or energy costs. These differences are accumulated in balancing accounts for subsequent rate adjustment. Prior-period rate adjustments are also reflected in these provisions. The quarter and twelve-months ended decreases were mostly due to authorized estimates exceeding actual kilowatt-hour sales. The twelve-months ended decrease also reflects energy costs exceeding CPUC-authorized estimates.

Income tax expense increased, mainly due to the benefit in 1993 from implementing a new accounting standard for income taxes.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan for the three Palo Verde Nuclear Generating Station units. Phase-in plans minimize the effect on customer rates of placing newly constructed plants in service by gradually implementing rate increases. Palo Verde's plan deferred $200 million of revenue for each unit during the first four years of operation. The deferred revenue, including interest, is being collected evenly over six years ending in 1996 for Units 1 and 2, and in 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Excluding the $40 million settlement ($24 million after-tax) with Tucson Electric in September 1992, other nonoperating income decreased 11% for the twelve months ended March 31, 1994, compared to the same period in 1993. The decrease is mainly due to lower interest rates and lower balances in the Palo Verde phase-in plan and balancing accounts.

Interest Expense

Interest on long-term debt decreased, primarily due to an overall decrease in interest rates.

Other interest expense increased 41% for the quarter ended March 31, 1994, as compared to the same period in 1993, mainly due to regulatory balancing account adjustments made in the first quarter of 1993 to reflect a CPUC-approved purchased-power settlement. For the twelve months ended March 31, 1994, compared to the year-earlier period, other interest expense decreased 26%, primarily as the result of monthly interest adjustments in 1992 related to the previously mentioned purchased-power settlement.

FINANCIAL CONDITION

Edison's liquidity is primarily affected by debt maturities, dividend payments and construction expenditures. Recent CPUC decisions (see Regulatory Matters) may affect Edison's ability to raise or retain current dividend levels paid to SCEcorp. Capital resources include cash from operations and external financings.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $594 million and $1.6 billion for the three- and twelve-month periods ended March 31, 1994, respectively, compared with $670 million and $2.1 billion for the same periods in 1993. Edison continues to meet most of its capital requirements with cash from operations.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by Edison's articles of incorporation and trust indenture. As of March 31, 1994, Edison could issue approximately $6.1 billion of additional first and refunding mortgage bonds and $3.9 billion of preferred stock at current interest and dividend rates.

Edison has lines of credit of $700 million for short-term debt and $500 million for the long-term refinancing of Edison's variable-rate pollution-control bonds.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends it may pay SCEcorp.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and contributions to nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the useful life of each nuclear generating facility through charges to depreciation expense. Edison expects to spend approximately $7.9 billion to decommission its nuclear facilities, primarily between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.1 billion), using a 7.7% escalation rate and an earnings assumption on trust funds ranging from 5.25% to 6.0%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statement). Edison contributes approximately $96 million per year to decommissioning trusts. Trust contributions will continue until decommissioning begins.

Capital Requirements

Edison's projected capital requirements for the years 1994 through 1998 are:

                                                   1994      1995       1996       1997      1998
                                                   ----      ----       ----       ----      ----
                                                                     (In millions)
Construction expenditures                         $1,205    $1,171     $1,030     $1,057     $1,354
Maturities of long-term debt                           1       201          1        501        447
                                                  ------    ------     ------     ------     ------
Total                                             $1,206    $1,372     $1,031     $1,558     $1,801
                                                  ======    ======     ======     ======     ======

REGULATORY MATTERS

The CPUC increased Edison's authorized revenue by $232 million, or 3.2%, for 1994. The increase includes a $275 million increase for fuel and related costs and an $82 million increase for higher operating costs, partially offset by a $108 million decrease for the lower costs of debt and equity.

In its 1994 cost-of-capital decision, the CPUC approved Edison's request to increase its equity ratio from 46% to 47.25%. The increase reflects the CPUC's recognition of Edison's need to reduce debt to levels more in line with other utilities and the competitive environment. The CPUC also authorized Edison an 11.0% return on common equity for 1994. Authorized return on common equity was 11.8% for 1993. This decision is expected to reduce 1994 earnings by about $25 million.

The CPUC is reviewing Edison's costs (approximately $90 million) related to a 1985 steam-pipe rupture at the Mohave Generating Station. On March 9, 1994, a CPUC decision stated that Edison had contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. The CPUC also ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but Edison believes it will not materially affect its financial position.

The CPUC is also reviewing extended outages at Palo Verde. The CPUC's Division of Ratepayer Advocates (DRA) initially recommended a disallowance valued at $169 million. In September 1993, Edison and the DRA agreed to settle these disputes for $38 million, subject to CPUC approval. The effect of the proposed settlement has been fully reflected in the financial statements. A CPUC decision is expected in mid-1994.

In its 1995 general rate case filing, Edison requested a $117 million revenue increase to recover the higher costs of operations (excluding fuel) resulting from inflation and new capital investments. Adjusted for inflation, this increase represents a 7.2% reduction from Edison's 1992 authorized revenue. In addition, Edison filed a proposal for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1995-2000 (see Competitive Environment). On March 14, 1994, as a response to the general rate case filing, the DRA recommended that Edison be denied funds to continue operating San Onofre Nuclear Generating Station Units 2 and 3 after 1998, or that an alternative formula of offering a fixed price per kilowatt-hour generated be implemented. Edison believes the continued operation of the nuclear units would benefit its customers by providing reliable and non-polluting energy. Hearings on both matters are currently being conducted. A CPUC decision is expected in late 1994.

COMPETITIVE ENVIRONMENT

Electric utilities operate in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and Edison expects even greater competition in the generation sector over the next decade.

Due to this changing environment, Edison requested in its 1995 general rate case filing a performance-based rate-making mechanism. The filing asks for a revenue-indexing formula that combines operating expenses and capital-related costs into a single index. This is a departure from the traditional utility model that links potential earnings levels with capital investment. It would provide stronger incentives for efficient utility operations and investment and allow for a better alignment of customer and shareholder interests.

On April 20, 1994, the CPUC issued a proposal for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for "direct access" to a range of generation providers, including utilities, beginning in 1996. As proposed, eligibility would expand gradually, until all customers have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services. The proposal also states that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. A hearing on the proposal is currently scheduled for June 1994. The CPUC anticipates issuing a policy statement in August 1994 and initiating a formal investigation on direct-access pricing in September 1994. Edison is currently analyzing the CPUC's proposal; however, until the CPUC establishes more detailed valuation and pricing criteria for its direct-access proposal, Edison cannot predict the effect of the proposal on its results of operations or financial position.

In the event that recovery of costs through rates becomes unlikely or uncertain, whether due to competition or regulatory action, Edison's accounting policies applicable to its rate-regulated electric utility operations may no longer apply to all of such operations. The financial effects of discontinuing application of these policies could be significant.

ENVIRONMENTAL PROTECTION

Costs to protect the environment continue to grow due to increasingly stringent laws and regulations.

Edison has identified 42 sites for which it is, or may be, responsible for remediation under environmental laws. Edison is participating in investigations and cleanups at a number of these sites and has recorded a $60 million liability for its estimated minimum costs to clean up several sites. Additional costs may be incurred as progress is made in determining the magnitude of required remedial actions, as Edison's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed. On May 4,

1994, the CPUC approved an incentive mechanism for rate recovery of certain environmental cleanup costs. This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders will fund the remaining 10%, with the opportunity to recover these costs through insurance. Accordingly, Edison has recorded a regulatory asset representing 90% of the estimated minimum costs to remediate sites covered by this mechanism.

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. Edison expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a five-year study of regional haze in the southwestern U.S. In addition, the U.S. Environmental Protection Agency is conducting a study of the effect of air contaminant emissions on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for the Mohave Coal Generating Station is unknown.

Edison's projected capital expenditures to protect the environment are $1.3 billion for the 1994-1998 period, mainly for placing overhead distribution lines underground and reducing nitrogen-oxides emissions from gas-fired electric generators. Local regulations may lower Edison's projected capital expenditures (up to $330 million by 1998) to reduce nitrogen-oxides emissions.

The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has received increased attention. The scientific community has not yet reached a consensus on the nature of any health effects of EMF. However, an administrative law judge's proposed decision provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. Edison is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

The probable effect on net income of these environmental matters cannot be determined at this time, but Edison believes it will not materially affect its financial position.

NEW ACCOUNTING STANDARDS

On January 1, 1994, Edison adopted a new accounting standard which requires the accrual of certain postemployment benefits provided to former or inactive employees, prior to retirement. Edison has recorded balance sheet adjustments of $10 million representing the additional liability for these postemployment benefits, and expects to recover these costs in rates. Also, on January 1, 1994, Edison adopted a new accounting standard which requires that certain debt and equity investments be reported at fair value. Accordingly, nuclear decommissioning trusts are now reported at market value. Adoption of these new standards did not have a material effect on results of operations or financial position.

CONTINGENCIES

The Internal Revenue Service (IRS) has challenged how gas and electric utilities deduct energy conservation expenditures. It has taken the position that certain demand-side management (DSM) expenditures should not be treated as a current income tax deduction. The IRS claims that DSM programs create a future benefit by delaying the cost of building additional power plants. The utility industry believes that energy conservation expenditures constitute ordinary and necessary business expenses, which, under current provisions of the Internal Revenue Code, are deductible in the year incurred or accrued. Federal legislation has been introduced, which, if adopted, will clarify that DSM expenditures currently are deductible under existing tax code provisions. Edison believes the IRS' position is contrary to the nation's energy and environmental policy goals and will continue to take steps to vigorously defend its position. The probable effect on net income of the outcome of this matter cannot be determined at this time.

After a March 1993 steam tube rupture occurred at one of the three Palo Verde Nuclear Generating Station units, an investigation revealed cracking in additional steam generator tubes. Arizona Public Service (APS), operator of Palo Verde, reduced power at all three units to 85% in late 1993 in order to prevent further tube degradation until investigations are completed. In April 1994, some cracking was found at a second unit. APS expects inspections to be completed on this unit by June 1994. At that time, the unit is expected to be restarted at 86% power; however, all three units may be removed from service for mid-cycle inspections in late 1994. APS is considering several remedial actions that would allow the units to be operated at lower temperatures without appreciably reducing their power output. APS cannot currently predict when one or more of the units will be returned to full power.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters


Transphase Systems, Inc. filed a lawsuit on May 3, 1993, in the United States District Court for the Central District of California against Edison and San Diego Gas & Electric Company. The complaint alleged that Transphase was competitively disadvantaged because it could not directly access the demand-side management funds Edison collects from its ratepayers to fund conservation and demand management activities, and that the utilities willfully acquired and maintain monopoly power in the energy conservation industry. The complaint sought $50 million in damages before trebling. On October 7, 1993, the District Court dismissed the case and denied plaintiffs the opportunity to replead. Transphase appealed to the Ninth Circuit Court of Appeals and oral argument was heard on May 3, 1994. Edison expects a decision in August 1994.

This matter was previously reported under the heading "Antitrust Matters" in Part 1, Item 3, of Edison's Annual Report on Form 10-K for the year ended December 31, 1993.

Environmental Litigation

On March 14, 1994, five individuals filed a complaint against Edison and certain other defendants in Orange County Superior Court. Plaintiffs allege, among other things, that certain of the plaintiffs developed cancer as a result of electric magnetic fields emitted from Edison facilities. Plaintiffs request compensatory and punitive damages, although no specific damage amounts are alleged in the complaint. Edison has not yet been served with a copy of the complaint, but believes that the allegations are without merit. Edison intends to vigorously defend itself, if served.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At Edison's Annual Meeting of Shareholders on April 21, 1994, shareholders elected seventeen nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

     Name                                                      Number of Votes
     ----                                            ----------------------------------
                                                        For                    Withheld
                                                     -----------              ----------
     Howard P. Allen                                 496,633,120               618,544
     Norman Barker, Jr.                              496,615,988               635,676
     John E. Bryson                                  496,636,042               615,622
     Camilla C. Frost                                496,608,554               643,110
     Walter B. Gerken                                496,612,522               639,142
     Joan C. Hanley                                  496,642,396               609,268
     Carl F. Huntsinger                              496,632,522               619,142
     Charles D. Miller                               496,100,704             1,150,960
     Luis G. Nogales                                 496,574,912               676,752
     J. J. Pinola                                    496,614,414               637,250
     James M. Rosser                                 496,621,172               630,492
     Henry T. Segerstrom                             496,613,132               638,532
     E. L. Shannon, Jr.                              496,640,904               610,760
     Robert H. Smith                                 496,650,792               600,872
     Daniel M. Tellep                                496,639,224               612,440
     James D. Watkins                                496,573,928               677,736
     Edward Zapanta                                  496,613,766               637,898

Item 5.  Other Information

Construction Program and Capital Expenditures

Construction expenditures for the 1994-1998 period are estimated (as of April 14, 1994, the date of Edison's latest approved budget) as follows:

                                                             1994  1995    1996   1997   1998    Total
                                                             ----  ----    ----   ----   ----    -----
                                                                            (In millions)
Electric generating plant                                  $  352  $  326 $  269  $  266 $  499  $1,712
Electric transmission lines and substations                   184     133    157     176    254     904
Electric distribution lines and substations                   476     548    517     546    552   2,639
Other expenditures                                            223     208    130     112     92     765
                                                           ------  ------ ------  ------ ------  ------
  Total                                                     1,235   1,215  1,073   1,100  1,397   6,020
Less--Allowance for funds used during construction             30      44     43      43     43     203
                                                           ------  ------ ------  ------ ------  ------
Funds required for construction expenditures               $1,205  $1,171 $1,030  $1,057 $1,354  $5,817
                                                           ======  ====== ======  ====== ======  ======

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Consent of Independent Public Accountants

(b)      Reports on Form 8-K:  None.

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SOUTHERN CALIFORNIA EDISON COMPANY
                                             (Registrant)



                               By              R. K. BUSHEY
                                   ------------------------------------
                                               R. K. BUSHEY
                                       Vice President and Controller



                               By               W. J. SCILACCI
                                   ------------------------------------
                                                W. J. SCILACCI
                                              Assistant Treasurer

May 11, 1994

                                           EXHIBIT INDEX

                                                                              Sequentially
Number                                                                          Numbered
Exhibit                                                                           Page
- - -------                                                                       ------------

23.     Consent of Independent Public Accountants