Form 10-Q
period 1994-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 1994-08-11
CIK 92103

                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549


                                                   FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                June 30, 1994
                                --------------------------------------

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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                           Outstanding at August 5, 1994
- - - --------------------------                 -----------------------------
Common Stock, no par value                          434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                  Page
                                                                                                   No.
                                                                                                  ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

        Report of Independent Public Accountants                                                   2

        Consolidated Statements of Income--Three, Six and
            Twelve Months Ended June 30, 1994, and 1993                                            3

        Consolidated Balance Sheets--June 30, 1994,
            December 31, 1993, and June 30, 1993                                                   4

        Consolidated Statements of Cash Flows--
            Three, Six and Twelve Months Ended
            June 30, 1994, and 1993                                                                6

        Consolidated Statements of Retained Earnings--
            Three, Six and Twelve Months Ended
            June 30, 1994, and 1993                                                                7

        Notes to Consolidated Financial Statements                                                 8

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                                           25

Part II.  Other Information:

   Item 1.  Legal Proceedings                                                                    31

   Item 5.  Other Information                                                                    32

   Item 6.  Exhibits and Reports on Form 8-K                                                     32

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (Edison, a California corporation) and its subsidiaries as of June 30, 1994, December 31, 1993, and June 30, 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three-, six- and twelve-month periods ended June 30, 1994, and 1993. These financial statements are the responsibility of Edison's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison and its subsidiaries as of June 30, 1994, December 31, 1993, June 30, 1993, and the results of their operations and their cash flows for each of the three-, six- and twelve-month periods ended June 30, 1994, and 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 5 and 6 of the financial statements, and as required by generally accepted accounting principles, Edison changed its methods of accounting for income taxes and postretirement benefits other than pensions in 1993.

As discussed in Note 2, the California Public Utilities Commission (CPUC) has issued a proposal for restructuring the California electric utility industry. If restructuring occurs, it is uncertain whether Edison will continue to meet the criteria for applying, to all of its utility operations, the provisions of Statement of Financial Accounting Standards (SFAS)
No. 71, Accounting for the Effects of Certain Types of Regulation. The accompanying financial statements do not include any adjustments that might result from Edison discontinuing the application of SFAS No. 71.




                                         ARTHUR ANDERSEN & CO.
                                         ARTHUR ANDERSEN & CO.
Los Angeles, California
August 5, 1994

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                            3 Months Ended             6 Months Ended              12 Months Ended
                                               June 30,                   June 30,                    June 30,
                                           -----------------          -----------------           -----------------
                                           1994         1993         1994          1993          1994          1993
                                           ----         ----         ----          ----          ----          ----

Operating revenue                       $1,746,492   $1,689,576    $3,423,173   $3,390,547     $7,429,225     $7,716,980
                                        ----------   ----------    ----------   ----------     ----------     ----------
Fuel                                       188,841      155,231       375,070      360,973        806,153        855,237
Purchased power                            537,346      508,622     1,026,861      969,399      2,555,812      2,358,928
Provisions for regulatory
  adjustment clauses--net                  (30,532)     (16,166)      (39,439)       6,072       (332,405)       214,192
Other operating expenses                   325,715      293,813       618,832      583,269      1,298,610      1,195,428
Maintenance                                 87,959       86,556       171,720      176,644        355,498        341,544
Depreciation and decommissioning           224,812      222,127       451,198      443,665        900,035        851,566
Income taxes                               108,250      115,541       211,501      202,950        514,450        487,985
Property and other taxes                    50,761       50,700       103,727      105,879        204,623        204,523
                                        ----------   ----------    ----------   ----------     ----------     ----------
Total operating expenses                 1,493,152    1,416,424     2,919,470    2,848,851      6,302,776      6,509,403
                                        ----------   ----------    ----------   ----------     ----------     ----------
Operating income                           253,340      273,152       503,703      541,696      1,126,449      1,207,577
                                        ----------   ----------    ----------   ----------     ----------     ----------
Provision for rate phase-in plan           (31,580)     (31,580)      (64,226)     (64,930)      (136,596)      (145,495)
Allowance for equity funds
  used during construction                   3,565        5,075         7,489       10,090         17,661         20,392
Other nonoperating income--net              15,036       16,301        39,311       30,505         72,511         50,356
                                        ----------   ----------    ----------   ----------     ----------     ----------
Total other deductions--net                (12,979)     (10,204)      (17,426)     (24,335)       (46,424)       (74,747)
                                        ----------   ----------    ----------   ----------     ----------     ----------
Income before interest expense             240,361      262,948       486,277      517,361      1,080,025      1,132,830
                                        ----------   ----------    ----------   ----------     ----------     ----------
Interest on long-term debt                  95,295      100,916       190,417      205,913        383,641        416,194
Other interest expense                      16,801       13,472        30,758       23,358         58,471         62,032
Allowance for borrowed funds
  used during construction                  (3,715)      (4,049)       (7,804)      (8,052)       (15,920)       (16,466)
Capitalized interest                           (89)        (259)         (136)        (377)          (736)          (565)
                                        ----------   ----------    ----------   ----------     ----------     ----------
Total interest expense--net                108,292      110,080       213,235      220,842        425,456        461,195
                                        ----------   ----------    ----------   ----------     ----------     ----------
Net income                                 132,069      152,868       273,042      296,519        654,569        671,635
Dividends on preferred stock                10,020       10,212        20,040       20,682         40,080         42,052
                                        ----------   ----------    ----------   ----------     ----------     ----------
Earnings available for
  common stock                          $  122,049   $  142,656    $  253,002   $  275,837     $  614,489     $  629,583
                                        ==========   ==========    ==========   ==========     ==========     ==========
















The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands


                                                                           June 30,       December 31,      June 30,
                                                                             1994             1993            1993
                                                                         ------------      -----------    ------------
ASSETS

Utility plant, at original cost                                           $18,738,591      $18,436,134     $18,045,162
Less--accumulated provision for depreciation
  and decommissioning                                                       7,463,420        7,138,289       6,839,454
                                                                          -----------      -----------     -----------
                                                                           11,275,171       11,297,845      11,205,708
Construction work in progress                                                 938,367          857,225         827,658
Nuclear fuel, at amortized cost                                               118,963          148,012         124,959
                                                                          -----------      -----------     -----------
Total utility plant                                                        12,332,501       12,303,082      12,158,325
                                                                          -----------      -----------     -----------

Nonutility property--less accumulated provision
  for depreciation of $31,006, $31,573 and $29,902
  at respective dates                                                          72,443           61,838          34,758
Nuclear decommissioning trusts                                                869,954          788,575         718,929
Other investments                                                              41,803           20,577          23,639
                                                                          -----------      -----------     -----------
Total other property and investments                                          984,200          870,990         777,326
                                                                          -----------      -----------     -----------

Cash and equivalents                                                          347,111          204,919         415,778
Receivables, including unbilled revenue, less
   allowances of $17,922, $18,422 and $10,412 for
   uncollectible accounts at respective dates                                 898,924          831,070         866,318
Fuel inventory                                                                136,216          120,859         130,826
Materials and supplies, at average cost                                       118,237          104,092         102,983
Accumulated deferred income taxes--net                                        197,283          204,119         297,857
Regulatory balancing accounts-net                                              10,426               --              --
Prepayments and other current assets                                           12,498           97,518          41,819
                                                                          -----------      -----------     -----------
Total current assets                                                        1,720,695        1,562,577       1,855,581
                                                                          -----------      -----------     -----------

Unamortized debt issuance and reacquisition
   expense                                                                    370,728          381,781         352,434
Rate phase-in plan                                                            306,218          364,209         430,162
Unamortized nuclear plant--net                                                222,521          273,837         325,925
Income tax-related deferred charges                                         1,836,360        2,016,194       1,540,796
Other deferred charges                                                        341,161          318,949         317,861
                                                                          -----------      -----------     -----------
Total deferred charges                                                      3,076,988        3,354,970       2,967,178
                                                                          -----------      -----------     -----------

Total assets                                                              $18,114,384      $18,091,619     $17,758,410
                                                                          ===========      ===========     ===========










The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands


                                                                           June 30,       December 31,      June 30,
                                                                             1994             1993            1993
                                                                          -----------     ------------     -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
  Common stock (434,888 shares outstanding
    at each date)                                                         $ 2,168,054      $ 2,168,054     $ 2,167,912
  Additional paid-in capital                                                  327,363          327,363         177,424
  Retained earnings                                                         2,412,261        2,430,181       2,386,622
                                                                          -----------      -----------     -----------
                                                                            4,907,678        4,925,598       4,731,958
Preferred stock:
   Not subject to mandatory redemption                                        358,755          358,755         358,755
   Subject to mandatory redemption                                            275,000          275,000         275,000
Long-term debt                                                              5,004,615        5,233,697       5,112,832
                                                                          -----------      -----------     -----------
Total capitalization                                                       10,546,048       10,793,050      10,478,545
                                                                          -----------      -----------     -----------

Other long-term liabilities                                                   302,573          266,595         239,378
                                                                          -----------      -----------     -----------

Current portion of long-term debt                                             201,200          151,200         257,312
Short-term debt                                                               863,221          613,094         537,360
Accounts payable                                                              326,747          336,464         431,148
Accrued taxes                                                                 542,363          394,740         629,042
Accrued interest                                                               90,888           89,615         106,302
Dividends payable                                                             115,803          162,818         162,800
Regulatory balancing accounts--net                                                 --           57,932         356,512
Deferred unbilled revenue and other current liabilities                       731,723          653,233         497,760
                                                                          -----------      -----------     -----------
Total current liabilities                                                   2,871,945        2,459,096       2,978,236
                                                                          -----------      -----------     -----------

Accumulated deferred income taxes--net                                      3,407,026        3,616,657       3,094,950
Accumulated deferred investment tax credits                                   408,554          421,338         434,916
Customer advances and other deferred credits                                  578,238          534,883         532,385
                                                                          -----------      -----------     -----------
Total deferred credits                                                      4,393,818        4,572,878       4,062,251
                                                                          -----------      -----------     -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)




Total capitalization and liabilities                                      $18,114,384      $18,091,619     $17,758,410
                                                                          ===========      ===========     ===========










The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                            3 Months Ended             6 Months Ended              12 Months Ended
                                               June 30,                   June 30,                    June 30,
                                           -----------------          -----------------           -----------------
                                           1994         1993         1994          1993          1994          1993
                                           ----         ----         ----          ----          ----          ----
Cash flows from operating activities:
Net income                               $ 132,069    $ 152,868     $ 273,042   $  296,519     $  654,569     $  671,635
Adjustments for noncash items:
  Depreciation and
    decommissioning                        224,812      222,127       451,198      443,665        900,035        851,566
  Amortization                              46,439       24,560        74,123       54,603        120,260        128,200
  Rate phase-in plan                        28,262       28,086        57,991       57,459        123,944        128,898
  Deferred income taxes and
    investment tax credits                 (23,925)     (34,236)      (35,851)     (53,205)       123,566        (82,642)
  Other long-term liabilities                  161       12,574        35,978     (102,296)        63,195       (135,278)
  Other--net                                (1,165)     (26,570)      (10,655)     (21,484)       (16,999)        86,548
Changes in working capital
components:
  Receivables                             (162,262)     (67,633)     (105,057)     (13,627)       (69,809)       (20,750)
  Regulatory balancing accounts            (49,250)     243,550       (68,358)     268,989       (366,938)       390,937
  Fuel inventory, materials
    and supplies                           (26,196)      (7,627)      (29,502)     (15,450)       (20,644)        (9,317)
  Prepayments and other
    current assets                          42,379       79,074        85,020      134,237         29,321          4,783
  Accrued interest and taxes                52,026       (7,077)      181,768      111,676       (106,506)       (67,768)
  Accounts payable and other
    current liabilities                    103,888     (196,565)       51,910      (68,177)       112,699         10,783
                                         ---------    ---------      --------   ----------     ----------     ----------
Net cash provided by
  operating activities                     367,238      423,131       961,607    1,092,909      1,546,693      1,957,595
                                         ---------    ---------      --------   ----------     ----------     ----------

Cash flows from financing activities:
Issuances of long-term debt                    (13)     423,130          (362)   1,258,613        896,943      1,919,073
Issuances of preferred stock                    --       74,626            --       74,626            (28)       174,086
Repayment of long-term debt                    (23)    (159,696)     (169,024)  (1,232,915)    (1,115,880)    (1,721,057)
Redemption of preferred stock                   --      (86,392)           --      (86,392)            --       (180,861)
Nuclear fuel financing--net                (12,359)       9,137       (13,816)     (12,246)         6,093        (52,656)
Short-term debt financings--net            177,349       87,182       250,127      (70,287)       325,861       (158,477)
Dividends paid                            (168,989)    (167,703)     (337,977)    (334,881)      (675,927)      (669,208)
Capital transfers                               --           --            --           --        150,000             --
                                         ---------    ---------     ---------   ----------     ----------     ----------
Net cash provided (used) by
  financing activities                      (4,035)     180,284      (271,052)    (403,482)      (412,938)      (689,100)
                                         ---------    ---------     ---------   ----------     ----------     ----------

Cash flows from investing activities:
Additions to property and plant           (217,387)    (277,189)     (462,939)    (462,493)    (1,040,872)      (881,435)
Nuclear decommissioning trusts             (30,821)     (34,704)      (81,379)     (71,309)      (151,025)      (137,748)
Other--net                                  (1,513)      (3,289)       (4,045)      (6,554)       (10,525)           880
                                         ---------    ---------     ---------   ----------     ----------     ----------
Net cash used by
  investing activities                    (249,721)    (315,182)     (548,363)    (540,356)    (1,202,422)    (1,018,303)
                                         ---------    ---------     ---------   ----------     ----------     ----------
Net increase (decrease) in cash
  and equivalents                          113,482      288,233       142,192      149,071        (68,667)       250,192
Cash and equivalents, beginning
  of period                                233,629      127,545       204,919      266,707        415,778        165,586
                                         ---------    ---------     ---------   ----------     ----------     ----------
Cash and equivalents, end
  of period                              $ 347,111    $ 415,778     $ 347,111   $  415,778     $  347,111     $  415,778
                                         =========    =========     =========   ==========     ==========     ==========
Cash payments for interest and taxes:
Interest                                 $ 110,100     $ 88,400     $ 181,400   $  206,300     $  373,300     $  417,300
Taxes                                       74,754       61,049        (5,002)      60,968        388,045        516,991

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                            3 Months Ended             6 Months Ended              12 Months Ended
                                               June 30,                   June 30,                    June 30,
                                           -----------------          -----------------           -----------------
                                           1994         1993         1994          1993          1994          1993
                                           ----         ----         ----          ----          ----          ----

Balance at beginning of period         $2,402,162    $2,405,418    $2,430,181   $2,428,945     $2,386,622     $2,391,278
Net income                                132,069       152,868       273,042      296,519        654,569        671,635
Dividends declared on common stock       (111,950)     (158,947)     (270,922)    (315,655)      (588,850)      (629,065)
Dividends declared on preferred
  stock                                   (10,020)      (10,212)      (20,040)     (20,682)       (40,080)       (42,052)
Reacquired capital stock expense               --        (2,505)           --       (2,505)            --         (5,174)
                                       ----------    ----------    ----------   ----------     ----------     ----------
Balance at end of period               $2,412,261    $2,386,622    $2,412,261   $2,386,622     $2,412,261     $2,386,622
                                       ==========    ==========    ==========   ==========     ==========     ==========














































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

Certain prior-period amounts have been reclassified to conform to the June 30, 1994, financial statement presentation.

Debt Issuance and Reacquisition Expense

Debt premium, discount and issuance expenses are amortized over the life of each issue. Debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

Fuel Inventories

Fuel inventories are computed under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

Investments

Cash equivalents include tax-exempt investments ($256 million at June 30, 1994), and time deposits and other investments ($83 million at June 30,
1994) with original maturities of three months or less and are classified as held-to-maturity. Due to their short maturities, reported amounts approximate fair value.

Equity investments are reported at fair value and are classified as available-for-sale. At June 30, 1994, the investments' fair value was $26 million; cost basis was $9 million. Unrealized gains are recorded as a regulatory liability.

Nuclear Plant

A CPUC-authorized rate phase-in plan deferred the collection of $200 million in revenue for each unit at Palo Verde Nuclear Generating Station during the first four years of operation. The deferred revenue (including interest) is collected evenly over the final six years of each unit's plan. The plans end in 1996 for Units 1 and 2, and in 1998 for Unit 3.

In November 1992, Edison discontinued operation of San Onofre Nuclear Generating Station Unit 1. Edison will recover its investment, plus an 8.98% rate of return, by August 1996.

The cost of nuclear fuel, including disposal, is amortized to fuel expense on the basis of generation. Under CPUC rate-making procedures, nuclear-fuel related financing costs are capitalized until the fuel is placed into production.

Decommissioning costs are accrued and recovered in rates over the useful life of the nuclear facility through charges to depreciation expense.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Energy Policy Act of 1992, Edison is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities. Edison's share is based on the number of nuclear enrichment units purchased and will be paid over 15 years. These costs are recorded as a cost of fuel and are fully recoverable through customer rates. The fair value of this obligation was $49 million at June 30, 1994, $59 million at December 31, 1993, and $58 million at June 30, 1993 (estimated by discounting future cash flows).

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

Research, Development and Demonstration (RD&D)

RD&D costs are charged to expense unless they are expected to result in plant construction. If construction does not result, any capitalized costs are subsequently charged to expense. RD&D expenses are recorded in a balancing account. At the end of the rate-case cycle, authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $13 million, $26 million and $58 million for the three, six and twelve months ended June 30, 1994, respectively, and $10 million, $17 million and $42 million for the three, six and twelve months ended June 30, 1993, respectively.

Revenue

Operating revenue includes amounts for services rendered but unbilled at the end of each period.

Utility Plant

Plant additions, including replacements and betterments are capitalized. Such costs include direct material and labor, construction overhead and an allowance for funds used during construction (AFUDC). AFUDC represents the estimated cost of debt and equity funds used to finance utility-plant construction. AFUDC is capitalized during plant construction and reported in current earnings. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset.

Depreciation of utility plant is computed on a straight-line, remaining-life basis. Effective July 1, 1994, the CPUC approved Edison's request to accelerate recovery of its nuclear plants by $75 million per year through 2011 with a corresponding deceleration in recovery of its transmission and distribution assets; depreciation estimates will reflect these adjustments. Replaced or retired property and removal costs--less salvage--are charged to the accumulated provision for depreciation.

Note 2.     Regulatory Matters

CPUC Electric Utility Industry Restructuring Proposal

On April 20, 1994, the CPUC issued a proposal for restructuring
California's  electric  utility  industry.    Under  the  proposal,  large

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

electric customers would have the option to choose a range of generation providers, including utilities, (direct access) beginning in 1996. As proposed, eligibility would expand gradually, until all customers, including residential, have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution services to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services. The proposal also stated that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. On June 8, 1994, Edison filed its response to the CPUC's proposal recommending the creation of an independent regional power pool company that would act as an intermediary between all power consumers and suppliers. Additionally, Edison has recommended that the CPUC reaffirm in a definitive way that prudent investments made under existing regulation will be protected in the transition to direct access, and in anticipation of a delay in implementing the CPUC's proposal due to several regulatory, legislative and jurisdictional issues, Edison proposed the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins. The CPUC has held three full-panel hearings to address comments on its proposal. A fourth full-panel hearing is scheduled for September 1994. A CPUC final policy statement is expected in early 1995.

Edison currently applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets related to its generation, transmission and distribution operations. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations. This change could result in either full recovery of generation-related regulatory assets or a non-cash write-off of up to approximately $1 billion depending on whether the CPUC adopts a transition mechanism for the recovery of all or a portion of these regulatory assets before rate recovery becomes unlikely or uncertain. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, Edison cannot predict the effect of the proposal on its results of operations or financial position.

Mohave Outage Review

In 1986, the CPUC began investigating a 1985 steam-pipe rupture at the Mohave Generating Station. Edison, plant operator and 56% owner, incurred costs of approximately $90 million, after insurance recoveries, to repair damage and provide replacement power during the six-month outage. In 1991, the CPUC's Division of Ratepayer Advocates (DRA) alleged that Edison contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. Edison believes the accident was caused by a manufacturing defect in a seam weld
and filed testimony contesting the allegations.    A CPUC decision issued
in March 1994 agreed with the DRA's allegations and ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but Edison believes it will not materially affect its results of operations or financial position.

Palo Verde Outage Review

In March 1989, Arizona Public Service Company (APS), operator of Palo Verde, removed Units 1 and 3 from service for modifications required by regulatory agencies. As required by state law, the CPUC conducted an investigation, and ordered the authorized revenue collected during the

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outages be subject to refund. The units resumed operation in December 1989 and July 1990.

During 1992, the CPUC consolidated its reasonableness review of replacement power costs from several Unit 2 outages in 1989 and 1990 with the investigation of Units 1 and 3. The DRA initially recommended a disallowance valued at $169 million, including: $63 million of revenue collected during the outages (including interest); $5 million for capital projects deemed unnecessary; $50 million in replacement power costs; and $51 million in penalties for environmental effects of replacement power and the outages' effect on the regional energy market. Edison filed testimony that its costs were reasonably incurred.

In September 1993, Edison and the DRA agreed to settle these disputes for $38 million (including $29 million for replacement power costs, $2 million for capital projects and $7 million for interest), subject to CPUC approval. The effect of the settlement has been fully reflected in the financial statements. A CPUC decision is expected in 1995.

RD&D Cost Review

In Edison's 1992 general rate case, the CPUC deferred a decision (pending additional information from Edison) on the recovery of $56 million in capitalized RD&D costs. Edison refiled, requesting that $35 million be included in rate base and $17 million be classified as RD&D expense. Subsequently, additional adjustments of $11 million were recorded. In August 1993, the DRA recommended further disallowances of about $15 million on Edison's RD&D capital refiling. In June 1994, a CPUC administrative law judge issued a proposed decision recommending disallowances of $6 million. The probable effect of this matter has been fully reflected in the financial statements. A CPUC decision is expected in September 1994.

Note 3.  Debt

Long-Term Debt

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates.

Almost all Edison properties are subject to a trust indenture lien.

Edison has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. Edison uses these proceeds to finance construction of pollution-control facilities. Bondholders have limited discretion in redeeming certain pollution-control bonds, and Edison has arranged with securities dealers to remarket or purchase them, if necessary.

Edison's risk management policy allows the use of derivative financial instruments to limit financial exposure on its investments and contractual obligations, but prohibits the use of these instruments for speculative purposes.

Edison had interest-rate swap and cap agreements that effectively changed the interest rate exposure on $196 million of its debt due 2008 to a fixed rate of 5.585% and $30 million of its debt due 1997 to a fixed rate of 6%

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at June 30, 1994, December 31, 1993, and June 30, 1993.   The fair value
of the agreements (the cost to terminate them) was estimated at $7 million at June 30, 1994, and $29 million at December 31, 1993, and June 30, 1993 (based on brokers' quotes). Edison is exposed to credit loss from nonperformance by counterparties to these agreements, but does not anticipate such nonperformance.

Commercial paper that finances nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt.

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following June 30, 1994, are: 1995--$201 million; 1996--$1 million; 1997--$201 million; 1998--$576 million; and 1999--$322 million.

Long-term debt consisted of:

                                                              June 30,           December 31,         June 30,
                                                                1994                 1993               1993
                                                              ----------          ------------        ---------
                                                                                 (In millions)
First and refunding mortgage bonds:
 1995--1998 (5.45% to 6.125%)                                  $  850                $  850              $1,225
 1999--2003 (5.625% to 7.5%)                                      700                   700                 625
 2004--2026 (5.875% to 9.25%)                                   1,975                 1,993               1,853
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                         1,208                 1,208               1,209
Funds held by trustees                                             (2)                   (2)                 (2)
Debentures and notes:
 1998--2003 (5.6% to 7.375%)                                      495                   645                 477
Commercial paper for nuclear fuel                                  57                    70                  50
Spent nuclear fuel obligation                                      --                    --                   4
Long-term debt due within one year                               (201)                 (151)               (257)
Unamortized debt discount--net                                    (77)                  (79)                (71)
                                                               ------                ------              ------
Total                                                          $5,005                $5,234              $5,113
                                                               ======                ======              ======
Fair value (based on brokers' quotes)                          $4,920                $5,579              $5,510

Short-Term Debt

Edison has lines of credit it can use at negotiated or bank index rates. At June 30, 1994, such lines included $800 million supporting commercial paper and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used for:

                                                           June 30,          December 31,          June 30,
                                                             1994                1993                1993
                                                          ---------          -------------         ---------
                                                                            (In millions)
Balancing accounts                                            $183               $163                 $ 37
Fuel                                                           185                270                  242
General purpose                                                554                252                  310
                                                              ----               ----                -----
Total                                                          922                685                  589
Amount reclassified as long-term                               (57)               (70)                 (50)
Unamortized discount                                            (2)                (2)                  (2)
                                                              ----               ----                -----
Total                                                         $863               $613                $ 537
                                                              ====               ====                =====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to these instruments' short maturities, reported amounts approximate fair value.

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

Cumulative preferred stock consisted of:

                                        June 30, 1994
                                     ------------------
                                  Shares         Redemption          June 30,     December 31,       June 30,
                                Outstanding         Price              1994           1993             1993
                                -----------       ----------        ---------      ------------     ----------
                                                                                  (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                     1,000,000         $ 25.50            $ 25            $ 25            $ 25
4.24                             1,200,000           25.80              30              30              30
4.32                             1,653,429           28.75              41              41              41
4.78                             1,296,769           25.80              33              33              33
5.80                             2,200,000           25.25              55              55              55
7.36                             4,000,000           25.00             100             100             100

$100 Par value:
7.58% Series                       750,000          101.00              75              75              75
                                                                      ----            ----            ----
Total                                                                 $359            $359            $359
                                                                      ====            ====            ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                       750,000         $100.00            $ 75            $ 75            $ 75
6.45                             1,000,000          100.00             100             100             100
7.23                             1,000,000          100.00             100             100             100
                                                                      ----            ----            ----
Total                                                                 $275            $275            $275
                                                                      ====            ====            ====
Fair value of preferred stock subject to
  mandatory redemption                                                $266            $291            $289

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in preferred stock were:

                                       3 Months Ended             6 Months Ended               12 Months Ended
                                          June 30,                   June 30,                     June 30,
                                      ----------------           -----------------            ----------------
                                      1994         1993         1994          1993           1994          1993
                                      ----         ----         ----          ----           ----          ----
                                                             (In thousands of shares)

Series:
6.05%                                    --           750          --            750            --           750
6.45                                     --            --          --             --            --         1,000
7.325                                    --          (427)         --           (427)           --          (457)
7.80                                     --          (412)         --           (412)           --          (429)
8.54                                     --            --          --             --            --          (503)
8.70A                                    --            --          --             --            --          (368)
                                      -----         -----       -----          -----         -----         -----

Net redemptions                          --           (89)         --            (89)           --            (7)
                                      =====         =====       =====          =====         =====         =====

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                            June 30,           December 31,        June 30,
                                                              1994                 1993              1993
                                                          -------------        -------------     -------------
                                                                               (In millions)

Deferred tax assets:
Depreciation                                                  $  352               $  240          $   130
Investment tax credits                                           266                  310              298
Regulatory balancing accounts                                    130                  171              181
Other                                                            560                  536              556
                                                              ------               ------           ------
Total                                                         $1,308               $1,257           $1,165
                                                              ======               ======           ======

Deferred tax liabilities:
Property-related                                              $3,933               $4,030           $3,432
Other                                                            585                  640              530
                                                              ------               ------           ------
Total                                                         $4,518               $4,670           $3,962
                                                              ======               ======           ======

Accumulated deferred income taxes--net                        $3,210               $3,413           $2,797
                                                              ======               ======           ======

Classification of accumulated deferred income
 taxes:
Included in deferred credits                                  $3,407               $3,617           $3,095
Included in current assets                                       197                  204              298

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current and deferred components of income tax expense were:

                                       3 Months Ended              6 Months Ended             12 Months Ended
                                          June 30,                    June 30,                   June 30,
                                      -----------------           -----------------          -----------------
                                      1994         1993         1994          1993          1994          1993*
                                      ----         ----         ----          ----          ----          ----
                                                                   (In millions)

Current:
Federal                               $ 88          $101        $168           $175          $211          $385
State                                   27            34          52             58            76           111
                                      ----          ----        ----           ----          ----          ----
                                       115           135         220            233           287           496
                                      ----          ----        ----           ----          ----          ----

Deferred--federal and state:
Accrued charges                        (14)           (3)        (18)            (6)          (49)          (10)
Depreciation                            10            14          21             27            51            99
Investment and energy tax
  credits--net                          (6)           (6)        (13)           (12)          (26)          (23)
Rate phase-in plan                     (12)          (11)        (24)           (23)          (51)          (52)
Regulatory balancing accounts           16           (12)         14            (22)          154           (84)
Resale revenue                           7            --           7             (1)           34            (6)
Retirement of debt                      (2)           --          (4)             1            28            (2)
Unbilled revenue                       (18)          (16)        (16)            (7)           (8)            8
Other                                   (5)           --          (3)           (10)           (9)          (13)
                                      ----          ----       -----           ----          ----          ----
                                       (24)          (34)        (36)           (53)          124           (83)
                                      ----          ----       -----           ----          ----          ----

Total income tax expense              $ 91          $101        $184           $180          $411          $413
                                      ====          ====        ====           ====          ====          ====

Classification of income taxes:
Included in operating income          $108          $116        $212           $203          $514          $488
Included in other income               (17)          (15)        (28)           (23)         (103)          (75)

* The 1992 portion reflects the income statement method of accounting for income taxes.

The composite federal and state statutory income tax rate was 41.045% for 1994 and 1993, and 40.138% for 1992.

A reconciliation of the federal statutory income tax rate to the effective rate is presented below:

                                       3 Months Ended             6 Months Ended              12 Months Ended
                                          June 30,                   June 30,                    June 30,
                                     ------------------         ------------------          ------------------
                                      1994         1993         1994          1993          1994          1993
                                      ----         ----         ----          ----          ----          ----

Federal statutory rate                35.0%        35.0%        35.0%         35.0%         35.0%          34.5%
Capitalized software                  (2.3)        (1.8)        (2.2)         (1.9)         (2.0)          (0.8)
Cumulative effect of change in
  accounting for income taxes           --           --           --          (1.7)         (0.5)          (0.7)
Depreciation and related timing
  differences not deferred             5.2          4.2          4.6           4.1           5.8            3.0
Investment and energy
  tax credits                         (2.9)        (2.5)        (2.8)         (2.6)         (2.5)          (2.2)
State tax--net of federal
  deduction                            5.9          5.5          5.9           5.1           5.8            4.1
Other                                 (0.1)        (0.6)        (0.2)         (0.2)         (3.0)           0.2
                                      ----         ----         ----          ----          ----           ----
Effective tax rate                    40.8%        39.8%        40.3%         37.8%         38.6%          38.1%
                                      ====         ====         ====          ====          ====           ====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.     Employee Benefit Plans

Pension Plan

Edison has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. Edison funds the plan on a level-premium actuarial method. These funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments.

The plan's funded status was:


                                                               June 30,         December 31,         June 30,
                                                                 1994               1993               1993
                                                               ----------        -------------      ----------
                                                                                 (In millions)

Actuarial present value of benefit obligation:
Vested benefits                                                   $1,363              $1,340          $1,338
Nonvested benefits                                                   175                 164             170
                                                                  ------              ------          ------
Accumulated benefit obligation                                     1,538               1,504           1,508
Value of projected future compensation levels                        587                 551             577
                                                                  ------              ------          ------
Projected benefit obligation                                      $2,125              $2,055          $2,085
                                                                  ======              ======          ======

Plan assets at fair value                                         $2,204              $2,196          $2,107
                                                                  ======              ======          ======

Projected benefit obligation in excess of
 (less than) plan assets                                          $  (79)           $   (141)        $   (22)
Unrecognized net gain                                                183                 248             127
Unrecognized prior service cost                                       (5)                 (5)             (5)
Unrecognized net obligation being amortized over
 17 years                                                            (57)                (59)            (63)
                                                                  ------              ------          ------
Accrued pension liability                                         $   42              $   43          $   37
                                                                  ======              ======          ======

Discount rate                                                      7.25%               7.25%            7.0%
Rate of increase in future compensation                             5.0%                5.0%            5.0%
Expected long-term rate of return on assets                         8.0%                8.0%            8.0%

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Edison recognizes pension expense calculated under the actuarial method used for ratemaking. The difference between pension expense calculated for accounting and ratemaking is deferred.

The components of pension expense were:

                                               3 Months Ended          6 Months Ended         12 Months Ended
                                                  June 30,                June 30,               June 30,
                                              -----------------       -----------------       ---------------
                                             1994         1993      1994         1993         1994       1993
                                             ----         ----      ----         ----         ----       ----
                                                                       (In millions)

Net pension expense:
Service cost for benefits earned              $18         $ 18      $ 36        $  36         $ 70      $  57
Interest cost on projected benefit
  obligation                                   37           35        73           69          142        129
Actual return on plan assets                   (5)         (78)      (17)        (187)        (119)      (191)
Net amortization and deferral                 (37)          40       (67)         113          (40)        48
                                              ---         ----      ----        -----         ----      -----
Pension expense under accounting
  standards                                    13           15        25           31           53         43
Regulatory adjustment                          --           (3)       --           (7)          (5)         5
                                              ---         ----      ----        -----         ----      -----
Net pension expense recognized                $13         $ 12      $ 25        $  24         $ 48      $  48
                                              ===         ====      ====        =====         ====      =====

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

Edison funds the plan (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices. Edison began funding its liability for these benefits in 1991. Amounts funded prior to 1993 are amortized to expense and recovered in rates over 12 months. Any difference between expense determined under the new standard and amounts authorized for rate recovery is not expected to be material and will be charged to earnings.

Plan assets are primarily common stocks, corporate and government bonds, and short-term investments.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of postretirement benefits other than pensions expense were:

                                               3 Months Ended          6 Months Ended         12 Months Ended
                                                  June 30,                June 30,               June 30,
                                              -----------------       -----------------       ---------------
                                             1994         1993      1994         1993         1994       1993*
                                             ----         ----      ----         ----         ----       ----
                                                                       (In millions)

Service cost for benefits earned             $  7          $ 7      $ 15         $ 13         $ 28       $ 30
Interest cost on projected benefit
  obligation                                   18           16        35           33           68         33
Actual return on plan assets                   (5)          (3)      (10)          (6)         (16)        (6)
Amortization of transition obligation           9            9        18           18           36         18
                                              ---          ---       ---          ---         ----       ----
Net expense                                    29           29        58           58          116         75
Amortization of prior funding                  --           11         2           23           28         53
                                              ---          ---       ---          ---         ----       ----
Total expense                                 $29          $40       $60          $81         $144       $128
                                              ===          ===       ===          ===         ====       ====

* In 1992, Edison recognized the cost of these benefits as they were paid or funded.

A reconciliation of the plan's funded status with the recorded liability is presented below:

                                                            June 30,           December 31,        June 30,
                                                              1994                 1993              1993
                                                          -------------        -------------     -------------
                                                                               (In millions)

Actuarial present value of benefit obligation:
Retirees                                                     $ 510                $ 512              $ 486
Employees eligible to retire                                    91                   87                 78
Other employees                                                385                  358                307
                                                             -----                -----              -----
Accumulated benefit obligation                               $ 986                $ 957              $ 871
                                                             =====                =====              =====

Plan assets at fair value                                    $ 257                $ 210              $ 122
                                                             =====                =====              =====

Accumulated benefit obligation in excess of
 plan assets                                                 $ 729                $ 747              $ 749
Unrecognized transition obligation                            (670)                (688)              (706)
Unrecognized net loss                                          (59)                 (59)                --
                                                             -----                -----              -----
Recorded liability                                           $  --                $  --              $  43
                                                             =====                =====              =====

Discount rate                                                 7.75%                7.75%               8.0%
Expected long-term rate of return on assets                    8.5%                 8.5%               8.5%

The assumed rate of future increases in the per-capita cost of health care benefits is 11% for 1994, gradually decreasing to 5.5% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of June 30, 1994, by $150 million and annual aggregate service and interest costs by $21 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plans

Edison has two employee savings plans designed to supplement employees' retirement income. The Stock Savings Plus Plan (401(k)) is funded by employee and Edison contributions. Edison contributions were $6 million, $11 million and $22 million for the three, six and twelve months ended June 30, 1994, respectively, and $5 million, $10 million and $20 million for the three, six and twelve months ended June 30, 1993, respectively. Holdings in the Employee Stock Ownership Plan will be transferred to the Stock Savings Plus Plan by the end of 1994.

Note 7.  Jointly Owned Utility Projects

Edison owns interests in several generating stations and transmission systems for which each participant provides its own financing. Edison's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of June 30, 1994, was:

                                                    Plant in      Accumulated          Under        Ownership
                                                     Service     Depreciation      Construction     Interest
                                                    --------     ------------      ------------     ---------
                                                                 (In millions)

Eldorado Transmission System                        $   28          $   11              $  1            60%
Four Corners Coal Generating Station--
  Units 4 and 5                                        455             226                 3            48
Mohave Coal Generating Station                         282             142                 7            56
Pacific Intertie Transmission System                   213              62                 3            50
Palo Verde Nuclear Generating Station                1,548             300                25            16
San Onofre Nuclear Generating Station                4,091           1,335                61            75
                                                    ------          ------              ----
Total                                               $6,617          $2,076              $100
                                                    ======          ======              ====

Note 8.     Leases

Edison has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at June 30, 1994, were:

Year ended December 31,                                                                     (In millions)
1994                                                                                            $13
1995                                                                                             22
1996                                                                                             17
1997                                                                                             14
1998                                                                                             10
Thereafter                                                                                       16
                                                                                                ---
Total                                                                                           $92
                                                                                                ===

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.      Commitments

Nuclear Decommissioning

Decommissioning of Edison's nuclear generating facilities is expected to cost an estimated $1.1 billion in current-year dollars (based on site-specific studies performed in 1990 for San Onofre and 1989 for Palo Verde). Edison expects to decommission its nuclear facilities by prompt removal or decontamination at the end of their useful lives. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, will be stored until decommissioning begins at the other San Onofre units.

Decommissioning costs are recovered in customer rates through charges to depreciation expense. Decommissioning expense was $33 million, $68 million and $138 million for the three, six and twelve months ended June 30, 1994, respectively, and $35 million, $71 million and $138 million for the three, six and twelve months ended June 30, 1993, respectively. The accumulated provision for decommissioning was $865 million at June 30, 1994, $797 million at December 31, 1993, and $727 million at June 30, 1993. The estimated costs to decommission San Onofre Unit 1 have been recorded as a liability.

Decommissioning costs recovered in rates are placed in external trusts, which, together with accumulated earnings, will be utilized solely for decommissioning. These amounts are invested in high-grade securities (classified as available-for-sale) and reported at market value in accordance with a new accounting standard for debt and equity securities implemented in January 1994. Unrealized gains are recorded in the accumulated provision for decommissioning.

Trust investments include:

                                            Maturity           June 30,         December 31,        June 30,
                                              Dates              1994               1993              1993
                                            --------           --------         -------------       --------
                                                                                (In millions)
Municipal bonds                              1996-2021            $592               $680              $624
Stocks                                                              53                 51                40
U.S. government and agency issues            1998-2023             129                 36                20
Short-term investments and other               1994                 91                 22                35
                                                                  ----               ----              ----
  Trust fund balance                                              $865               $789              $719
                                                                  ====               ====              ====
  Market value (based on quoted
    market prices)                                                $870               $853              $771

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $9 million, $20 million and $41 million for the three, six and twelve months ended June 30, 1994, respectively, and $11 million, $23 million and $42 million for the same periods in 1993. Proceeds from sales of securities (which are reinvested) were $358 million, $403 million and $564 million for the three, six and twelve months ended June 30, 1994, respectively, and $91 million, $48 million and $46 million for the same periods in 1993. Approximately 87% of the trust fund contributions were tax-deductible.

In its 1995 general rate case filing, Edison requested to revise its authorized decommissioning costs based on updated site-specific studies (1993 for San Onofre and 1992 for Palo Verde), and adjustments to its authorized escalation rates and after-tax rate of return on the trust funds. If approved by the CPUC, current fund contribution levels would be virtually unchanged. A CPUC decision is expected in late 1994. Edison

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believes the amounts collected in rates are adequate to meet estimated decommissioning costs.

Other Commitments

Edison has fuel supply contracts which require payment only if the fuel is made available for purchase.

Edison has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers) and other utilities. The qualifying facility contracts provide for capacity payments subject to a facility meeting certain performance obligations and energy payments based on actual power supplied to Edison. There are no requirements to make debt-service payments.

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

Certain commitments for the years 1994 through 1998 are estimated below:

                                                                1994        1995      1996      1997      1998
                                                                ----        ----      ----      ----      ----
                                                                                   (In millions)
Construction expenditures                                       $1,187     $1,170    $1,039    $1,063    $1,308
Fuel supply contracts                                              324        220       195       176       179
Purchased power capacity payments                                  742        759       754       752       754
Unconditional purchase obligations                                   9          9         9         9         9

Note 10.      Contingencies

Conservation Expenditures Tax Issue

The Internal Revenue Service (IRS) has completed its examination of tax years 1983-1988. In connection with this examination, the IRS has challenged certain tax positions, including how Edison deducts energy conservation expenditures. The deduction of energy conservation expenditures is consistent with positions taken by other members of the industry. According to the IRS, certain demand-side management (DSM) expenditures should not be treated as a current income tax deduction. The IRS claims that DSM programs create a future benefit by delaying the cost of building additional power plants. The utility industry believes that energy conservation expenditures constitute ordinary and necessary business expenses, which, under current provisions of the Internal Revenue Code, are deductible in the year incurred or accrued. Edison believes the IRS' position is in conflict with existing tax laws and is contrary to the nation's energy and environmental policy goals. Edison will continue to vigorously defend its position.

In March 1994, the CPUC approved Edison's request to establish a memorandum account to track the prospective income tax effect if a change in the method of deducting these expenditures were imposed. Such amounts would be recovered through customer rates, subject to reasonableness reviews. The probable effect on net income of the outcome of this matter cannot be determined at this time, but Edison believes it will not materially affect its results of operations or financial position.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Protection

Edison is subject to numerous legislative and regulatory environmental-protection requirements. To meet these requirements, Edison will continue to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

Edison has identified 56 sites for which it is, or may be, responsible for remediation under environmental laws. In 1994, Edison developed an above-ground storage tank inspection program to determine the future use of its existing fuel-oil pipeline and station tanks. As a result of this program, several above-ground storage tanks may require surrounding soil remediation and were added to Edison's total number of identified sites.

Edison is participating in investigations and cleanups at a number of these identified sites and has estimated its minimum liability at $74 million. This estimate may change as progress is made in determining the magnitude of required remedial actions, as Edison's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed.

On May 4, 1994, the CPUC approved an incentive mechanism for rate recovery of environmental-cleanup costs at 23 of Edison's identified sites (Edison may request to include additional sites). This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance. Environmental-cleanup costs not included in the incentive mechanism are expected to be recovered through customer rates. As a result, Edison's regulatory asset of $68 million reflects the estimated future environmental-cleanup costs expected to be recovered in customer rates.

The probable effect of the outcome of these environmental matters cannot be determined at this time, but Edison believes they will not materially affect its financial position.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.2 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 3, 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $34 million per year. Insurance premiums are charged to operating expense.

Palo Verde Steam Generators

In March 1993, a steam generator tube ruptured at Palo Verde Unit 2. A subsequent investigation of the unit revealed cracking in additional steam generator tubes. APS, operator of Palo Verde, reduced power at all three units to 85% in late 1993 to mitigate further tube degradation until investigations were completed. In April 1994, investigations revealed some minor cracking at Unit 3. APS implemented several remedial actions and returned two units to full power in July 1994. APS expects Unit 2 (currently operated at 88% power) to be returned to full power by year-end 1994, following additional inspections.

SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

Southern California Edison Company's earnings for the three, six and twelve months ended June 30, 1994, were $122 million, $253 million and $614 million, respectively, compared with $143 million, $276 million and $630 million for the same periods in 1993. The lower earnings reflect a lower authorized return on common equity and a 1993 benefit from refinancing long-term debt. In addition, earnings for the twelve months ended June 30, 1993, reflect a $24 million after-tax charge for settlement of litigation with Tucson Electric Power Company in September 1992.

Operating Revenue

Operating revenue increased for the three months ended June 30, 1994, as compared to the year-earlier period, almost entirely due to a 3% increase in average rates. For the twelve months ended June 30, 1994, compared to the same period in 1993, operating revenue decreased, mainly due to a 4% decrease in sales volume. Almost 98% of electric revenue is from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission.

Operating Expenses

Fuel expense increased 22% and 4%, respectively, for the three and six months ended June 30, 1994, compared to the year-earlier periods, primarily due to increased power generation. The increased power generation resulted from decreased hydro generation in 1994. For the twelve months ended June 30, 1994, compared to the same period in 1993, fuel expense decreased, mostly due to a 7% decrease in power generation.

Purchased-power expense increased, due to greater volume and higher-priced federally required purchases from nonutility generators. These purchases were made under contracts with CPUC-mandated pricing, which is generally higher than those for other sources.

The provisions for regulatory adjustment clauses minimize rate fluctuations by adjusting for differences between estimated and actual kilowatt-hour sales or energy costs. These differences are accumulated in balancing accounts for subsequent rate adjustment. Prior-period rate adjustments are also reflected in these provisions. The three-, six- and twelve-month period decreases reflect authorized estimates exceeding actual kilowatt-hour sales. The three- and six-month period decreases were partially offset by CPUC-authorized estimates exceeding energy costs. The twelve-month period decrease also reflects energy costs exceeding CPUC-authorized estimates.

Other operating expenses increased, mainly due to the CPUC authorizing accelerated recovery of costs related to a demand-side management (DSM) program.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan for the three Palo Verde Nuclear Generating Station units. Phase-in plans minimize the effect on customer rates of newly constructed plant by implementing rate increases gradually. Palo Verde's plan deferred $200 million of revenue for each unit during the first four years of operation. The deferred revenue, including interest, is being collected evenly over six years ending in 1996 for Units 1 and 2, and in 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Other nonoperating income increased 44% for the twelve months ended June 30, 1994, compared to the same period in 1993, due to the $40 million ($24 million after-tax) settlement with Tucson Electric in September 1992.

Interest Expense

Interest on long-term debt decreased, primarily due to refinancing debt at lower interest rates. Other interest expense increased 25% and 32%, for the three and six months ended June 30, 1994, respectively, compared to the same periods in 1993, due to increased short-term borrowings.

FINANCIAL CONDITION

Edison's liquidity is primarily affected by debt maturities, dividend payments and construction expenditures. Capital resources include cash from operations and external financings.

In light of declining authorized rates of return, ongoing cash needs, the changing nature of the electric utility industry and recently proposed changes in California utility regulation, in the second quarter of 1994 Edison lowered its quarterly common stock dividend to SCEcorp by about 30%.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $367 million, $962 million and $1.5 billion for the three-, six- and twelve-month periods ended June 30, 1994, respectively, compared with $423 million, $1.1 billion and $2.0 billion for the same periods in 1993. Edison continues to meet most of its capital requirements with cash from operations.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by Edison's articles of incorporation and trust indenture. As of June 30, 1994, Edison could issue approximately $5.7 billion of additional first and refunding mortgage bonds and $3.5 billion of preferred stock at current interest and dividend rates.

Edison has lines of credit of $800 million for short-term debt and $500 million for the long-term refinancing of variable-rate pollution-control bonds.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends it may pay SCEcorp.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, and contributions to nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the useful life of each nuclear generating facility through charges to depreciation expense. Edison expects to spend approximately $7.9 billion to decommission its nuclear facilities, primarily between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.1 billion), escalated using a 7.7% rate and an earnings assumption on trust funds ranging from 5.25% to 6.0%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements). Edison contributes approximately $96 million per year to decommissioning trusts. Trust contributions will continue until decommissioning begins.

Capital Requirements

Edison's projected capital requirements for the years 1994 through 1998 are:

                                           1994          1995           1996            1997         1998
                                          ------        ------          ------         ------        ------
                                                                   (In millions)

Construction expenditures                 $1,187        $1,170          $1,039         $1,063        $1,308
Maturities of long-term debt                   1           201               1            501           447
                                          ------        ------          ------         ------        ------
Total                                     $1,188        $1,371          $1,040         $1,564        $1,755
                                          ======        ======          ======         ======        ======

REGULATORY MATTERS

The CPUC increased Edison's 1994 authorized revenue by $232 million, or 3.2%. The increase includes a $275 million increase for fuel and related costs and an $82 million increase for higher operating costs, partially offset by a $108 million decrease for the lower costs of debt and equity.

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

The CPUC is reviewing Edison's costs (approximately $90 million) related to a 1985 steam-pipe rupture at the Mohave Generating Station. A March 1994 CPUC decision stated that Edison had contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. The CPUC also ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but Edison believes it will not materially affect its results of operations or financial position.

The CPUC is also reviewing extended outages at Palo Verde. The CPUC's Division of Ratepayer Advocates (DRA) initially recommended disallowances valued at $169 million. In September 1993, Edison and the DRA agreed to settle these disputes for $38 million, subject to CPUC approval. The effect of the proposed settlement has been fully reflected in the financial statements. A CPUC decision is expected in 1995.

In its 1995 general rate case filing, Edison requested a $117 million revenue increase to recover the higher costs of operations (excluding fuel) resulting from inflation and new capital investments. Adjusted for inflation, this increase represents a 7.2% reduction from Edison's 1992 authorized revenue. In addition, Edison filed a proposal for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000 (see Competitive Environment). In March 1994, as part of its response to the general rate case filing, the DRA recommended that Edison be denied funds to continue operating San Onofre Nuclear Generating Station Units 2 and 3 after 1998, or that an alternative pricing mechanism (a fixed price per kilowatt-hour generated) be implemented. Edison believes the continued operation of the nuclear units would benefit its customers by providing reliable and non-polluting energy. A CPUC decision is expected on the general rate case in late 1994. Hearings on performance-based ratemaking are currently being conducted with a CPUC decision expected in 1995.

On May 25, 1994, the CPUC approved Edison's request to accelerate recovery of its investments in San Onofre and Palo Verde by $75 million, or 40%, annually through 2011. This decision also adopted Edison's request to offset the rate impact of the accelerated cost recovery with a corresponding deceleration of rate recovery associated with its transmission and distribution assets.

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

Due to this changing environment, Edison requested a performance-based rate-making mechanism in its 1995 general rate case filing. The filing asks for a revenue-indexing formula that combines operating expenses and capital-related costs into a single index. This is a departure from the traditional utility model that links potential earnings levels with capital investment. It would provide stronger incentives for efficient utility operations and investment and allow for a better alignment of customer and shareholder interests. On July 12, 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases--transmission and distribution, and power generation. Hearings are scheduled to begin in October 1994 for the transmission and distribution phase and in 1995 for the power generation phase.

On April 20, 1994, the CPUC issued a proposal for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option to choose a range of generation providers, including utilities, (direct access) beginning in 1996. As proposed, eligibility would expand gradually, until all customers, including residential, have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution services to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services. The proposal also stated that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. On June 8, 1994, Edison filed its response to the CPUC's proposal recommending the creation of an independent regional power pool company that would act as an intermediary between all power consumers and suppliers. Additionally, Edison has recommended that the CPUC reaffirm in a definitive way that prudent investments made under existing regulation will be protected in the transition to direct access, and in anticipation of a delay in implementing the CPUC's proposal due to several regulatory, legislative and jurisdictional issues, Edison proposed the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins. The CPUC has held three full-panel hearings to address comments on its proposal. A fourth full-panel hearing is scheduled for September 1994. A CPUC final policy statement is expected in early 1995.

Edison currently applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets related to its generation, transmission and distribution operations. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation
operations.   This  change  could  result in  either  full  recovery  of generation-related regulatory assets or a non-cash write-off of up to approximately $1 billion depending on whether the CPUC adopts a transition mechanism for the recovery of all or a portion of these regulatory assets before rate recovery becomes unlikely or uncertain. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, Edison cannot predict the effect of the proposal on its results of operations or financial position.

CPUC-MANDATED POWER CONTRACTS

On June 22, 1994, the CPUC ordered the California utilities to proceed with the signing of new contracts with independent power producers. This decision will force Edison to purchase 686 MW of new power at fixed prices starting in 1997. This will cost Edison customers $14 billion over the life of the contracts. On July 25, 1994, Edison filed a petition with the CPUC asking it to reconsider its decision. Edison has consistently opposed this proposal because it has no need for additional generating capacity until at least 2005 and because the contracts will increase customer rates. Also, Edison believes the decision is inconsistent with the CPUC's restructuring proposal goal to ultimately lower rates. For the twelve months ended June 30, 1994, Edison paid about $800 million more than the cost of power available from other sources for federally required purchases from independent power producers under CPUC-mandated prices.

ENVIRONMENTAL PROTECTION

Costs to protect the environment continue to grow due to increasingly stringent laws and regulations.

Edison has identified 56 sites for which it is, or may be, responsible for remediation under environmental laws. Earlier this year, Edison developed an above-ground storage tank inspection program to determine future use of its existing fuel-oil pipeline and station tanks. As a result of this program, several above-ground storage tanks may require surrounding soil remediation and were added to Edison's total number of identified sites. Edison is participating in investigations and cleanups at a number of these identified sites and has recorded its minimum liability at $74 million. This estimate may change as progress is made in determining the magnitude of required remedial actions, as Edison's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed. On May 4, 1994, the CPUC approved an incentive mechanism for rate recovery of environmental-cleanup costs at 23 of Edison's identified sites (Edison may request to include additional sites). This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders will fund the remaining 10%, with the opportunity to recover these costs through insurance. Environmental-cleanup costs not included in the incentive mechanism are expected to be recovered through customer rates. As a result, Edison's regulatory asset of $68 million reflects the estimated future environmental-cleanup costs expected to be recovered in customer rates.

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

Edison's projected capital expenditures to protect the environment are $1.3 billion for the 1994-2001 period, mainly for placing overhead distribution lines underground and reducing nitrogen-oxides emissions from gas-fired electric generators. Edison's projected capital expenditures (up to $290 million by 2001) to reduce nitrogen-oxides emissions may be lowered by local regulations.

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

The probable effect on net income of these environmental matters cannot be determined at this time, but Edison believes they will not materially affect its financial position.

NEW ACCOUNTING STANDARDS

In January 1994, Edison adopted a new accounting standard which requires the accrual of certain postemployment, but prior to retirement, benefits provided to former or inactive employees. Edison has recorded balance sheet adjustments of $10 million representing the additional liability for these postemployment benefits, and expects to recover these costs in rates. In January 1994, Edison also adopted a new accounting standard which requires certain debt and equity investments be reported at fair value. Accordingly, nuclear decommissioning trusts and other equity investments are now reported at market value. Adoption of these new standards did not have a material effect on results of operations or financial position.

OTHER CONTINGENCIES

The Internal Revenue Service (IRS) has completed its examination of tax years 1983-1988. In connection with this examination, the IRS has challenged certain tax positions, including how Edison deducts energy conservation expenditures. The deduction of energy conservation expenditures is consistent with positions taken by other members of the industry. According to the IRS, certain demand-side management (DSM) expenditures should not be treated as a current income tax deduction. The IRS claims that DSM programs create a future benefit by delaying the cost of building additional power plants. The utility industry believes that energy conservation expenditures constitute ordinary and necessary business expenses, which, under current provisions of the Internal Revenue Code, are deductible in the year incurred or accrued. Edison believes the IRS' position is in conflict with existing tax laws and contrary to the nation's energy and environmental policy goals. Edison will continue to vigorously defend its position.

In March 1993, a steam generator tube ruptured at Palo Verde Unit 2. A subsequent investigation of the unit revealed cracking in additional steam generator tubes. APS, operator of Palo Verde, reduced power at all three units to 85% in late 1993 to mitigate further tube degradation until investigations were completed. In April 1994, investigations revealed some minor cracking at Unit 3. APS implemented several remedial actions and returned two units to full power in July 1994. APS expects Unit 2 (currently operated at 88% power) to be returned to full power by year-end 1994, following additional inspections.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters

Transphase Systems, Inc. filed a lawsuit on May 3, 1993, in the United States District Court for the Central District of California against Edison and San Diego Gas & Electric Company ("SDG&E"). The complaint alleged that Transphase was competitively disadvantaged because it could not directly access the demand-side management funds Edison collects from its ratepayers to fund demand-side management activities, and that the utilities willfully acquired and maintain monopoly power in the energy conservation industry. The complaint sought $50 million in damages before trebling. On October 7, 1993, the District Court dismissed the case and denied the plaintiffs the opportunity to replead. Transphase appealed to the Ninth Circuit Court of Appeals; the appeal was denied on May 6, 1994. Transphase has requested a hearing en banc on the denial of the appeal.

This matter was previously reported in the Annual Report on Form 10-K for the year ended December 31, 1993, under the heading "Antitrust Matters" in Part I, Item 3 and in the Quarterly Report on Form 10-Q for the quarter ending March 31, 1994, under the heading "Legal Proceedings" in Part II,
Item 1.

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison has underpaid the plaintiffs, and continues to underpay the plaintiffs, for energy. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). The plaintiffs allege that the underpayments totaled at least $10 million as of the filing of the complaint. In subsequent court filings, plaintiffs contend that contract payments due through the end of the contract term could total approximately $50 million. They also seek unspecified punitive damages. The matter is in the discovery stage. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC"). Edison believes the claims are without merit and is vigorously defending itself against the claims in the lawsuit.

Between January 1994 and July 1994, Edison was named as a defendant in a series of seven lawsuits brought by independent power producers of wind generation. Six of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $173 million in damages, which includes consequential damages claimed in six of the seven lawsuits. The lawsuits are in various stages of pleading and discovery. The materiality of judgments in favor of the plaintiffs would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC. Edison believes the claims are without merit and is vigorously defending against these claims.

Electric and Magnetic Fields ("EMF") Litigation

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer and sustained other injuries as a result of EMF emitted from Edison facilities. The first lawsuit, filed in Orange County Superior Court and served on Edison in June 1994, requests compensatory and punitive damages. Although no specific damage amounts are alleged in the complaint, in subsequent court filings, plaintiffs estimated general damages at $8 million. On August 8, 1994, one of the co-defendants filed a cross-complaint against the other co-defendants, including Edison, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. The second lawsuit was filed in Los Angeles County Superior Court and served on Edison in July 1994. The complaint requests an unspecified amount of compensatory damages. In subsequent court filings, however, plaintiffs claimed approximately $3 million in damages. Edison believes that the allegations in all of these actions are without merit and intends to vigorously defend against these allegations.

The Orange County Superior Court case was previously reported in the Quarterly Report on Form 10-Q for the quarter ending March 31, 1994, under the heading "Environmental Litigation", in Part II, Item 1.

San Onofre Personal Injury Litigation

A former engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison and SDG&E, as well as a manufacturer of fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below Nuclear Regulatory Commission safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. Edison believes the allegations are without merit and intends to vigorously contest the allegations.

Item 5.  Other Information

Construction Program and Capital Expenditures

Construction expenditures for the 1994-1998 period are estimated (as of July 14, 1994, the date of Edison's latest approved budget) as follows:

                                                                    1994    1995    1996    1997    1998     Total
                                                                    ----    ----    ----    ----    ----     -----
                                                                                      (In millions)
Electric generating plant                                          $  338  $  336  $  274   $  274  $  500   $1,722
Electric transmission lines and substations                           174     116     156      167     213      826
Electric distribution lines and substations                           449     495     522      552     547    2,565
Other expenditures                                                    256     267     130      113      91      857
                                                                   ------  ------  ------   ------  ------   ------
 Total                                                              1,217   1,214   1,082    1,106   1,351    5,970
Less--Allowance for funds used during construction                     30      44      43       43      43      203
                                                                   ------  ------  ------   ------  ------   ------
Funds required for construction expenditures                       $1,187  $1,170  $1,039   $1,063  $1,308   $5,767
                                                                   ======  ======  ======   ======  ======   ======

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Consent of Independent Public Accountants

(b)      Reports on Form 8-K:

				     None

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

                                   SOUTHERN CALIFORNIA EDISON COMPANY
                                                         (Registrant)



                                 By             R. K. BUSHEY
                                    ------------------------------------
                                                R. K. BUSHEY
                                         Vice President and Controller



                                 By            W. J. SCILACCI
                                    ------------------------------------
                                               W. J. SCILACCI
                                            Assistant Treasurer

August 10, 1994

                                                 EXHIBIT INDEX

                                                                                        Sequentially
Number                                                                                    Numbered
Exhibit                                                                                     Page
- - - -------                                                                                 ------------

23.      Consent of Independent Public Accountants