Form 10-Q
period 1994-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 1994-11-10
CIK 92103

                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549


                                                   FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 1994
                                --------------------------------------

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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                         Outstanding at November 7, 1994
- - - --------------------------               -------------------------------
Common Stock, no par value                          434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

        Report of Independent Public Accountants                         2

        Consolidated Statements of Income--Three, Nine and
            Twelve Months Ended September 30, 1994, and 1993             3

        Consolidated Balance Sheets--September 30, 1994,
            December 31, 1993, and September 30, 1993                    4

        Consolidated Statements of Cash Flows--
            Three, Nine and Twelve Months Ended
            September 30, 1994, and 1993                                 6

        Consolidated Statements of Retained Earnings--
            Three, Nine and Twelve Months Ended
            September 30, 1994, and 1993                                 7

        Notes to Consolidated Financial Statements                       8

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                  25

Part II.  Other Information:

   Item 1.  Legal Proceedings                                           32

   Item 5.  Other Information                                           34

   Item 6.  Exhibits and Reports on Form 8-K                            34

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (Edison, a California corporation) and its subsidiaries as of September 30, 1994, December 31, 1993, and September 30, 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1994, and 1993. These financial statements are the responsibility of Edison's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison and its subsidiaries as of September 30, 1994, December 31, 1993, September 30, 1993, and the results of their operations and their cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1994, and 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 5 and 6 of the financial statements, and as required by generally accepted accounting principles, Edison changed its methods of accounting for income taxes and postretirement benefits other than pensions in 1993.

As discussed in Note 2, the California Public Utilities Commission (CPUC) has issued a proposal for restructuring the California electric utility industry. If restructuring occurs, it is uncertain whether Edison will continue to meet the criteria for applying to all of its utility operations the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The accompanying financial statements do not include adjustments that might result from Edison discontinuing the application of SFAS No. 71 for any portion of its utility operations.





                                         ARTHUR ANDERSEN LLP
Los Angeles, California
November 8, 1994

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                            3 Months Ended             9 Months Ended              12 Months Ended
                                             September 30,              September 30,               September 30,
                                           -----------------          -----------------           -----------------
                                           1994         1993         1994          1993          1994          1993
                                           ----         ----         ----          ----          ----          ----

Operating revenue                       $2,529,783   $2,263,060    $5,952,957   $5,653,607     $7,695,949     $7,523,449
                                        ----------   ----------    ----------   ----------     ----------     ----------
Fuel                                       261,233      213,158       636,303      574,132        854,228        809,613
Purchased power                            922,815      923,375     1,949,676    1,892,773      2,555,252      2,467,574
Provisions for regulatory
  adjustment clauses--net                  121,536     (116,374)       82,097     (110,302)       (94,495)       (54,994)
Other operating expenses                   318,594      331,547       937,426      914,815      1,285,655      1,219,387
Maintenance                                 76,791       83,856       248,511      260,500        348,433        343,085
Depreciation and decommissioning           225,298      224,517       676,496      668,182        900,816        872,831
Income taxes                               196,390      186,929       407,891      389,879        523,909        479,767
Property and other taxes                    51,584       52,435       155,311      158,315        203,772        205,738
                                        ----------   ----------    ----------   ----------     ----------     ----------
Total operating expenses                 2,174,241    1,899,443     5,093,711    4,748,294      6,577,570      6,343,001
                                        ----------   ----------    ----------   ----------     ----------     ----------
Operating income                           355,542      363,617       859,246      905,313      1,118,379      1,180,448
                                        ----------   ----------    ----------   ----------     ----------     ----------
Provision for rate phase-in plan           (37,196)     (37,196)     (101,422)    (102,126)      (136,596)      (140,477)
Allowance for equity funds
  used during construction                   3,807        4,797        11,296       14,887         16,670         20,910
Interest income                              9,073        6,208        23,458       20,265         29,511         29,599
Other nonoperating income--net              13,886       12,387        38,811       28,835         47,360         38,227
                                        ----------   ----------    ----------   ----------     ----------     ----------
Total other deductions--net                (10,430)     (13,804)      (27,857)     (38,139)       (43,055)       (51,741)
                                        ----------   ----------    ----------   ----------     ----------     ----------
Income before interest expense             345,112      349,813       831,389      867,174      1,075,324      1,128,707
                                        ----------   ----------    ----------   ----------     ----------     ----------
Interest on long-term debt                  95,481       97,798       285,898      303,710        381,324        408,217
Other interest expense                      16,029       13,399        46,786       36,758         61,100         55,714
Allowance for borrowed funds
  used during construction                  (3,733)      (3,827)      (11,537)     (11,879)       (15,825)       (16,798)
Capitalized interest                            (7)        (232)         (142)        (609)          (511)          (720)
                                        ----------   ----------    ----------   ----------     ----------     ----------
Total interest expense--net                107,770      107,138       321,005      327,980        426,088        446,413
                                        ----------   ----------    ----------   ----------     ----------     ----------
Net income                                 237,342      242,675       510,384      539,194        649,236        682,294
Dividends on preferred stock                10,020       10,020        30,060       30,702         40,080         41,196
                                        ----------   ----------    ----------   ----------     ----------     ----------
Earnings available for
  common stock                          $  227,322   $  232,655    $  480,324   $  508,492     $  609,156     $  641,098
                                        ==========   ==========    ==========   ==========     ==========     ==========














The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands


                                                                         September 30,    December 31,    September 30,
                                                                             1994             1993            1993
                                                                         ------------      -----------    ------------
ASSETS

Utility plant, at original cost                                           $18,939,285      $18,436,134     $18,217,733
Less--accumulated provision for depreciation
  and decommissioning                                                       7,565,584        7,138,289       6,990,382
                                                                          -----------      -----------     -----------
                                                                           11,373,701       11,297,845      11,227,351
Construction work in progress                                                 900,700          857,225         835,235
Nuclear fuel, at amortized cost                                               105,267          148,012         155,968
                                                                          -----------      -----------     -----------
Total utility plant                                                        12,379,668       12,303,082      12,218,554
                                                                          -----------      -----------     -----------

Nonutility property--less accumulated provision
  for depreciation of $30,271, $31,573 and $30,794
  at respective dates                                                          73,122           61,838          43,384
Nuclear decommissioning trusts                                                895,089          788,575         754,612
Other investments                                                              40,873           20,577          22,778
                                                                          -----------      -----------     -----------
Total other property and investments                                        1,009,084          870,990         820,774
                                                                          -----------      -----------     -----------

Cash and equivalents                                                          150,312          204,919          48,219
Receivables, including unbilled revenue, less
   allowances of $23,947, $18,422 and $11,764 for
   uncollectible accounts at respective dates                               1,190,176          837,779       1,252,680
Fuel inventory                                                                127,003          120,859         134,663
Materials and supplies, at average cost                                       124,472          104,092         105,246
Accumulated deferred income taxes--net                                        295,552          204,119         291,657
Prepayments and other current assets                                          132,142           97,518         147,209
                                                                          -----------      -----------     -----------
Total current assets                                                        2,019,657        1,569,286       1,979,674
                                                                          -----------      -----------     -----------

Unamortized debt issuance and reacquisition
   expense                                                                    364,306          381,781         374,031
Rate phase-in plan                                                            272,431          364,209         396,282
Unamortized nuclear plant--net                                                196,867          273,837         300,358
Income tax-related deferred charges                                         1,816,741        2,016,194       2,224,282
Other deferred charges                                                        344,951          318,949         329,841
                                                                          -----------      -----------     -----------
Total deferred charges                                                      2,995,296        3,354,970       3,624,794
                                                                          -----------      -----------     -----------

Total assets                                                              $18,403,705      $18,098,328     $18,643,796
                                                                          ===========      ===========     ===========











The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands


                                                                         September 30,    December 31,    September 30,
                                                                             1994             1993            1993
                                                                         -------------    ------------    -------------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
  Common stock (434,888 shares outstanding
    at each date)                                                         $ 2,168,054      $ 2,168,054     $ 2,167,987
  Additional paid-in capital                                                  177,363          177,363         177,378
  Retained earnings                                                         2,677,342        2,586,890       2,617,022
                                                                          -----------      -----------     -----------
                                                                            5,022,759        4,932,307       4,962,387
Preferred stock:
   Not subject to mandatory redemption                                        358,755          358,755         358,755
   Subject to mandatory redemption                                            275,000          275,000         275,000
Long-term debt                                                              4,992,373        5,233,697       4,883,011
                                                                          -----------      -----------     -----------
Total capitalization                                                       10,648,887       10,799,759      10,479,153
                                                                          -----------      -----------     -----------

Other long-term liabilities                                                   315,109          266,595         259,447
                                                                          -----------      -----------     -----------

Current portion of long-term debt                                             201,275          151,200         156,296
Short-term debt                                                               439,469          613,094         558,266
Accounts payable                                                              363,519          336,464         485,056
Accrued taxes                                                                 813,850          394,740         735,537
Accrued interest                                                               90,537           89,615          94,995
Dividends payable                                                             122,803          162,818         162,816
Regulatory balancing accounts--net                                            109,748           57,932         238,712
Deferred unbilled revenue and other current liabilities                       952,567          653,233         741,188
                                                                          -----------      -----------     -----------
Total current liabilities                                                   3,093,768        2,459,096       3,172,866
                                                                          -----------      -----------     -----------

Accumulated deferred income taxes--net                                      3,375,004        3,616,657       3,771,309
Accumulated deferred investment tax credits                                   404,113          421,338         428,211
Customer advances and other deferred credits                                  566,824          534,883         532,810
                                                                          -----------      -----------     -----------
Total deferred credits                                                      4,345,941        4,572,878       4,732,330
                                                                          -----------      -----------     -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)



Total capitalization and liabilities                                      $18,403,705      $18,098,328     $18,643,796
                                                                          ===========      ===========     ===========











The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                            3 Months Ended             9 Months Ended              12 Months Ended
                                             September 30,              September 30,               September 30,
                                           -----------------          -----------------           -----------------
                                           1994         1993         1994          1993          1994          1993
                                           ----         ----         ----          ----          ----          ----
Cash flows from operating activities:
Net income                               $ 237,342    $ 242,675    $  510,384   $  539,194     $  649,236     $  682,294
Adjustments for noncash items:
  Depreciation and
    decommissioning                        225,298      224,517       676,496      668,182        900,816        872,831
  Amortization                              26,525       23,522       100,648       78,125        123,263        111,793
  Rate phase-in plan                        33,787       33,880        91,778       91,339        123,851        125,403
  Deferred income taxes and
    investment tax credits                (115,718)     (12,679)     (151,569)     (65,884)        20,530         24,003
  Other long-term liabilities               12,536       20,069        48,514      (82,227)        55,662        (41,194)
  Other--net                               (17,827)     (14,501)      (49,677)     (35,986)       (78,806)        66,169
Changes in working capital
components:
  Receivables                             (284,543)    (229,653)     (352,397)    (399,989)        62,504       (113,907)
  Regulatory balancing accounts            120,174     (117,800)       51,816      151,189       (128,964)       130,844
  Fuel inventory, materials
    and supplies                             2,978       (6,100)      (26,524)     (21,550)       (11,566)       (18,059)
  Prepayments and other
    current assets                        (119,644)    (105,390)      (34,624)      28,847         15,067          6,896
  Accrued interest and taxes               271,136       95,188       420,032      206,864         73,855       (196,388)
  Accounts payable and other
    current liabilities                    257,616      297,336       326,389      229,159         89,842        (86,359)
                                         ---------    ---------    ----------   ----------     ----------     ----------
Net cash provided by
  operating activities                     649,660      451,064     1,611,266    1,387,263      1,895,290      1,564,326
                                         ---------    ---------    ----------   ----------     ----------     ----------

Cash flows from financing activities:
Issuances of long-term debt                     --      337,793          (362)   1,596,407        559,150      1,781,189
Issuances of preferred stock                    --          (28)           --       74,598             --         74,422
Repayment of long-term debt                 (1,200)    (730,060)     (170,224)  (1,962,975)      (387,019)    (1,970,534)
Redemption of preferred stock                   --           --            --      (86,392)            --        (88,233)
Nuclear fuel financing--net                (12,099)      32,344       (25,915)      20,098        (38,350)       (12,725)
Short-term debt financings--net           (423,752)      20,906      (173,625)     (49,381)      (118,797)       (59,127)
Dividends paid                            (121,970)    (168,967)     (459,947)    (347,138)      (628,930)      (514,335)
                                         ---------    ---------    ----------   ----------     ----------     ----------
Net cash used by
  financing activities                    (559,021)    (508,012)     (830,073)    (754,783)      (613,946)      (789,343)
                                         ---------    ---------    ----------   ----------     ----------     ----------

Cash flows from investing activities:
Additions to property and plant           (261,287)    (271,848)     (729,618)    (734,341)    (1,035,703)      (969,694)
Nuclear decommissioning trusts             (25,044)     (35,683)     (101,031)    (106,992)      (134,994)      (140,304)
Other--net                                  (1,107)      (3,080)       (5,151)      (9,635)        (8,554)          (954)
                                         ---------    ---------    ----------   ----------     ----------     ----------
Net cash used by
  investing activities                    (287,438)    (310,611)     (835,800)    (850,968)    (1,179,251)    (1,110,952)
                                         ---------    ---------    ----------   ----------     ----------     ----------
Net increase (decrease) in cash
  and equivalents                         (196,799)    (367,559)      (54,607)    (218,488)       102,093       (335,969)
Cash and equivalents, beginning
  of period                                347,111      415,778       204,919      266,707         48,219        384,188
                                         ---------    ---------    ----------   ----------     ----------     ----------
Cash and equivalents, end
  of period                              $ 150,312    $  48,219    $  150,312   $   48,219     $  150,312     $   48,219
                                         =========    =========    ==========   ==========     ==========     ==========
Cash payments for interest and taxes:
Interest                                 $  90,287    $  97,734    $  271,702   $  304,045     $  365,807     $  388,039
Taxes                                      185,464      296,601       180,462      357,568        334,278        610,737

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                            3 Months Ended             9 Months Ended              12 Months Ended
                                             September 30,              September 30,               September 30,
                                           -----------------          -----------------           -----------------
                                           1994         1993         1994          1993          1994          1993
                                           ----         ----         ----          ----          ----          ----

Balance at beginning of period         $2,568,970    $2,543,331    $2,586,890   $2,428,945     $2,617,022     $2,453,087
Net income                                237,342       242,675       510,384      539,194        649,236        682,294
Dividends declared on common stock       (118,950)     (158,964)     (389,872)    (317,910)      (548,836)      (474,618)
Dividends declared on preferred
  stock                                   (10,020)      (10,020)      (30,060)     (30,702)       (40,080)       (41,196)
Reacquired capital stock expense               --            --            --       (2,505)            --         (2,545)
                                       ----------    ----------    ----------   ----------     ----------     ----------
Balance at end of period               $2,677,342    $2,617,022    $2,677,342   $2,617,022     $2,677,342     $2,617,022
                                       ==========    ==========    ==========   ==========     ==========     ==========














































The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies

SCEcorp owns all of the outstanding common stock of Southern California Edison Company. Edison is a public utility which produces and supplies electric energy in Central and Southern California. The consolidated
financial statements include Edison and its subsidiaries.   Intercompany
transactions have been eliminated.

Edison's accounting policies conform with generally accepted accounting principles for regulated enterprises and reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission.

Certain prior-period amounts have been reclassified to conform to the September 30, 1994, financial statement presentation.

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

Investments

Cash equivalents include tax-exempt investments ($130 million at September 30, 1994), and time deposits and other investments ($14 million at September 30, 1994). These investments are short-term and highly liquid and are classified as available-for-sale. Due to their short maturities, reported amounts approximate fair value.

Equity investments (cost basis of $9 million) are reported at fair value and are classified as available-for-sale. At September 30, 1994, the investments' fair value was $26 million. Unrealized gains are recorded as a regulatory liability.

Nuclear Plant

A CPUC-authorized rate phase-in plan deferred the collection of $200 million in revenue for each unit at Palo Verde Nuclear Generating Station during the first four years of operation. The deferred revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plans end in 1996 for Units 1 and 2, and in 1998 for Unit 3.

The cost of nuclear fuel, including disposal, is amortized to fuel expense on the basis of generation. Under CPUC rate-making procedures, nuclear-fuel related financing costs are capitalized until the fuel is placed into production.

Decommissioning costs are accrued and recovered in rates over the useful life of the nuclear facility through charges to depreciation expense.

Under the Energy Policy Act of 1992, Edison is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities. Edison's share is based on the number of nuclear enrichment units purchased and will be paid over 15 years. These costs are recorded

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as a cost of fuel and are recoverable through customer rates. The fair value of this obligation was $48 million at September 30, 1994, $59 million at December 31, 1993, and $60 million at September 30, 1993 (estimated by discounting future cash flows).

In November 1992, Edison discontinued operation of San Onofre Nuclear Generating Station Unit 1. Edison will recover its investment, plus an 8.98% rate of return, by August 1996.

The CPUC approved Edison's request to accelerate recovery of its nuclear plant investments, by $75 million per year beginning October 1, 1994, through 2011 with a corresponding deceleration in recovery of its transmission and distribution assets; depreciation estimates will reflect these adjustments.

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

Research, Development and Demonstration (RD&D)

RD&D costs are charged to expense unless they are expected to result in plant construction. If construction does not result, any capitalized costs are subsequently charged to expense. RD&D expenses are recorded in a balancing account. At the end of the rate-case cycle, authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $14 million, $40 million and $52 million for the three, nine and twelve months ended September 30, 1994, respectively, and $19 million, $37 million and $46 million for the three, nine and twelve months ended September 30, 1993, respectively.

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

Depreciation of utility plant is computed on a straight-line, remaining-life basis. Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.     Regulatory Matters

1995 General Rate Case Proposed Settlement Agreement

On September 2, 1994, Edison signed a memorandum of understanding related to its 1995 general rate case with the CPUC's Division of Ratepayer Advocates (DRA). The memorandum, which requires negotiation of a final agreement and then approval by the CPUC, includes: a decrease of $67 million, or 1.7%, in revenues (except fuel-related revenues) in 1995; an accelerated recovery of Edison's remaining investment ($2.7 billion) in San Onofre Units 2 and 3; and an incentive pricing plan for these units, under which Edison would charge about four cents per kilowatt-hour.

To achieve the revenue reductions in 1995, Edison and the DRA agreed to substantial reductions in research and development and traditional customer energy conservation programs. The accelerated recovery of Units 2 and 3 would start in February 1996, allowing a lower rate of return of 7.78% (compared to the current 9.17%) over the 8-year period. Incentive pricing for Units 2 and 3 would replace traditional regulation and rate recovery for operating expenses and any new capital during the 8-year period. A CPUC decision is expected mid-1995.

CPUC Electric Utility Industry Restructuring Proposal

In April 1994, the CPUC issued a proposal for restructuring California's
electric  utility  industry.    Under  the  proposal,  large electric
customers would have the option to choose a range of generation providers, including utilities (direct access), beginning in 1996. As proposed, eligibility would expand gradually, until all customers, including residential, have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution services to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services.
The proposal also stated that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. In June 1994, Edison filed its response to the CPUC's proposal recommending the creation of an independent regional power pool company that would act as an intermediary between all power consumers and suppliers. Edison also recommended that the CPUC reaffirm in a definitive way that prudent investments made under existing regulation will be protected in the transition to direct access. In anticipation of obstacles in implementing the CPUC's proposal due to several regulatory, legislative and jurisdictional issues, Edison recommended the adoption of performance-based ratemaking in an effort to achieve efficiency gains and rate savings in the short term.

The CPUC has held several full-panel hearings to address comments on its proposal. At the October 24, 1994, hearing, Edison proposed a schedule for implementing its competitive market plan, in which all customers could choose their power provider beginning in 1998. Edison also stated that the CPUC should approve and implement a competition transition charge mechanism, also approved by federal regulators, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory structure.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The State Legislature passed a resolution in September 1994 which requests that the CPUC withhold full implementation of any restructuring plan until its impact can be evaluated by the Legislature and Governor. The CPUC is to report to the State Legislature by January 31, 1995, on the impact of its restructuring plan.

Edison currently applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets related to its generation, transmission and distribution operations. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and a non-cash write-off of up to approximately $1.0 billion could occur. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including transition mechanisms for the recovery of regulatory assets, Edison cannot predict the effect of the proposal on its results of operations or financial position.

Mohave Outage Review

In 1986, the CPUC began investigating a 1985 steam-pipe rupture at the Mohave Generating Station. Edison, plant operator and 56% owner, incurred costs of approximately $90 million, after insurance recoveries, to repair damage and provide replacement power during the six-month outage. In 1991, the DRA alleged that Edison contributed to the piping failure by imprudently operating the plant and recommended the disallowance of all accident-related expenditures. Edison believes the accident was caused by a manufacturing defect in a seam weld and filed testimony contesting
the allegations.    A CPUC decision issued in March 1994 agreed with the
DRA's allegations and ordered a second phase of this proceeding to quantify the disallowance. The probable effect on net income cannot be determined at this time, but Edison believes it will not materially affect its results of operations or financial position.

Palo Verde Outage Review

In March 1989, Arizona Public Service Company, operator of Palo Verde, removed Units 1 and 3 from service for modifications required by regulatory agencies. As required by state law, the CPUC conducted an investigation, and ordered the authorized revenue collected during the outages be subject to refund. The units resumed operation in December 1989 and July 1990.

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

In September 1993, Edison and the DRA agreed to settle these disputes for $38 million (including $29 million for replacement power costs, $2 million for capital projects and $7 million for interest), subject to CPUC approval. The effect of the settlement has been fully reflected in the financial statements. A CPUC decision is expected in early 1995.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Debt

Long-Term Debt

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates.

Almost all Edison properties are subject to a trust indenture lien.

Edison has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. Edison uses these proceeds to finance construction of pollution-control facilities. Bondholders have limited discretion in redeeming certain pollution-control bonds, and Edison has arranged with securities dealers to remarket or purchase them if necessary.

Edison's risk management policy allows the use of derivative financial instruments to limit financial exposure on its investments and contractual obligations, but prohibits the use of these instruments for speculative purposes.

Edison had interest-rate swap and cap agreements that effectively changed the interest rate exposure on $196 million of its debt due 2008 to a fixed rate of 5.585% and $30 million of its debt due 2027 to a fixed rate of 6%
at September 30, 1994, December 31, 1993, and September 30, 1993.   The
fair value of the agreements (the cost to terminate them) was estimated at $1 million at September 30, 1994, and $29 million at December 31, 1993, and at September 30, 1993 (based on brokers' quotes). Edison is exposed to credit loss from nonperformance by counterparties to these agreements, but does not anticipate such nonperformance.

Commercial paper that finances nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt.

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following September 30, 1994, are: 1995--$201 million; 1996--$1 million; 1997--$501 million; 1998--$277 million; and
1999--$325 million.

Long-term debt consisted of:

                                                            September 30,        December 31,       September 30,
                                                                1994                 1993               1993
                                                             -------------        ------------      --------------
                                                                                 (In millions)
First and refunding mortgage bonds:
 1995--1998 (5.45% to 6.125%)                                  $  850                $  850              $  850
 1999--2003 (5.625% to 7.5%)                                      700                   700                 500
 2004--2026 (5.875% to 9.25%)                                   1,975                 1,993               1,993
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                         1,207                 1,208               1,207
Funds held by trustees                                             (2)                   (2)                 (2)
Debentures and notes:
 1998--2003 (5.6% to 7.375%)                                      495                   645                 477
Commercial paper for nuclear fuel                                  44                    70                  83
Spent nuclear fuel obligation                                      --                    --                   3
Long-term debt due within one year                               (201)                 (151)               (156)
Unamortized debt discount--net                                    (76)                  (79)                (72)
                                                               ------                ------              ------
Total                                                          $4,992                $5,234              $4,883
                                                               ======                ======              ======
Fair value (based on brokers' quotes)                          $4,820                $5,579              $5,332

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Debt

Edison has lines of credit it can use at negotiated or bank index rates. At September 30, 1994, such lines included $859 million supporting commercial paper and $515 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used for:

                                                         September 30,       December 31,        September 30,
                                                             1994                1993                1993
                                                        -------------        -------------       --------------
                                                                            (In millions)
Balancing accounts                                           $ 93                $163                 $ 76
Fuel                                                          166                 270                  289
General purpose                                               227                 252                  278
                                                             ----                ----                 ----
Total                                                         486                 685                  643
Amount reclassified as long-term                              (44)                (70)                 (83)
Unamortized discount                                           (3)                 (2)                  (2)
                                                             ----                ----                 ----
Total                                                        $439                $613                 $558
                                                             ====                ====                 ====

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                     September 30, 1994
                                    --------------------
                                  Shares         Redemption      September 30,    December 31,     September 30,
                                Outstanding         Price            1994             1993             1993
                                -----------       ----------     -------------     ------------    -------------
                                                                                  (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                     1,000,000         $ 25.50          $ 25              $ 25            $ 25
4.24                             1,200,000           25.80            30                30              30
4.32                             1,653,429           28.75            41                41              41
4.78                             1,296,769           25.80            33                33              33
5.80                             2,200,000           25.25            55                55              55
7.36                             4,000,000           25.00           100               100             100

$100 Par value:
7.58% Series                       750,000          101.00            75                75              75
                                                                    ----              ----            ----
Total                                                               $359              $359            $359
                                                                    ====              ====            ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                       750,000         $100.00          $ 75              $ 75            $ 75
6.45                             1,000,000          100.00           100               100             100
7.23                             1,000,000          100.00           100               100             100
                                                                    ----              ----            ----
Total                                                               $275              $275            $275
                                                                    ====              ====            ====
Fair value of preferred stock subject to
  mandatory redemption                                              $264              $291            $294

There were no changes in preferred stock in the three, nine, or twelve months ended September 30, 1994, or the three months ended September 30, 1993.

The changes in preferred stock in 1993 were:

                                                                  9 Months Ended               12 Months Ended
                                                                September 30, 1993           September 30, 1993
                                                                ------------------           ------------------
                                                                            (In thousands of shares)

Series:
6.05%                                                                    750                          750
7.325                                                                   (427)                        (427)
7.80                                                                    (412)                        (430)
                                                                       -----                        -----

Net redemptions                                                          (89)                        (107)
                                                                       =====                        =====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The components of the net accumulated deferred income tax liability were:

                                                          September 30,        December 31,      September 30,
                                                              1994                 1993              1993
                                                          -------------        -------------     -------------
                                                                               (In millions)

Deferred tax assets:
Depreciation                                                  $  357               $  240          $   173
Investment tax credits                                           266                  310              298
Regulatory balancing accounts                                    130                  171              146
Other                                                            449                  536              625
                                                              ------               ------           ------
Total                                                         $1,202               $1,257           $1,242
                                                              ======               ======           ======

Deferred tax liabilities:
Property-related                                              $3,761               $4,030           $4,162
Other                                                            520                  640              559
                                                              ------               ------           ------
Total                                                         $4,281               $4,670           $4,721
                                                              ======               ======           ======

Accumulated deferred income taxes--net                        $3,079               $3,413           $3,479
                                                              ======               ======           ======

Classification of accumulated deferred income
 taxes:
Included in deferred credits                                  $3,375               $3,617           $3,771
Included in current assets                                       296                  204              292

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current and deferred components of income tax expense were:

                                       3 Months Ended              9 Months Ended             12 Months Ended
                                        September 30,               September 30,              September 30,
                                      -----------------           -----------------          -----------------
                                      1994         1993         1994          1993          1994          1993*
                                      ----         ----         ----          ----          ----          ----
                                                                   (In millions)

Current:
Federal                               $233          $148        $401           $323          $297          $321
State                                   63            40         115             98            99            82
                                      ----          ----        ----           ----          ----          ----
                                       296           188         516            421           396           403
                                      ----          ----        ----           ----          ----          ----

Deferred--federal and state:
Accrued charges                         (5)           (3)        (22)            (9)          (51)           (6)
Depreciation                            12            15          33             44            51           100
Investment and energy tax
  credits--net                          (4)           (7)        (17)           (19)          (24)          (25)
Rate phase-in plan                     (14)          (14)        (38)           (37)          (51)          (51)
Regulatory balancing accounts          (46)           39         (32)            17            68            21
Resale revenue                          --             1           8             --            33            (4)
Retirement of debt                      (2)            1          (6)             2            24            --
Unbilled revenue                       (32)          (29)        (48)           (36)          (11)           22
Other                                  (25)          (16)        (30)           (28)          (18)          (33)
                                      ----          ----        ----           ----          ----          ----
                                      (116)          (13)       (152)           (66)           21            24
                                      ----          ----        ----           ----          ----          ----

Total income tax expense              $180          $175        $364           $355          $417          $427
                                      ====          ====        ====           ====          ====          ====

Classification of income taxes:
Included in operating income          $196          $187        $408           $390          $524          $480
Included in other income               (16)          (12)        (44)           (35)         (107)          (53)

* The 1992 portion reflects the income statement method of accounting for income taxes.

The composite federal and state statutory income tax rate was 41.045% for 1994 and 1993, and 40.138% for 1992.

A reconciliation of the federal statutory income tax rate to the effective rate is presented below:

                                       3 Months Ended             9 Months Ended              12 Months Ended
                                        September 30,              September 30,               September 30,
                                     ------------------         ------------------          ------------------
                                      1994         1993         1994          1993          1994          1993
                                      ----         ----         ----          ----          ----          ----

Federal statutory rate                35.0%        35.0%        35.0%         35.0%         35.0%          34.9%
Capitalized software                  (1.2)        (1.1)        (1.8)         (1.5)         (2.1)          (1.3)
Cumulative effect of change in
  accounting for income taxes           --         (1.2)          --          (1.5)           --           (1.2)
Depreciation and related timing
  differences not deferred             4.2          4.4          4.4           4.3           5.7            3.7
Investment and energy
  tax credits                         (1.1)        (1.6)        (2.0)         (2.2)         (2.3)          (2.3)
State tax--net of federal
  deduction                            5.9          5.7          5.9           5.4           5.9            4.1
Other                                  0.3          0.7          0.1           0.2          (3.1)           0.6
                                      ----         ----         ----          ----          ----           ----
Effective tax rate                    43.1%        41.9%        41.6%         39.7%         39.1%          38.5%
                                      ====         ====         ====          ====          ====           ====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.     Employee Benefit Plans

Pension Plan

Edison has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. Edison funds the plan on a level premium actuarial method. These funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments.

The plan's funded status was:

                                                             September 30,      December 31,       September 30,
                                                                 1994               1993               1993
                                                              -------------      -------------     -------------
                                                                                 (In millions)

Actuarial present value of benefit obligation:
Vested benefits                                                  $1,438               $1,340          $1,347
Nonvested benefits                                                  186                  164             176
                                                                 ------               ------          ------
Accumulated benefit obligation                                    1,624                1,504           1,523
Value of projected future compensation levels                       602                  551             595
                                                                 ------               ------          ------
Projected benefit obligation                                     $2,226               $2,055          $2,118
                                                                 ======               ======          ======

Plan assets at fair value                                        $2,296               $2,196          $2,139
                                                                 ======               ======          ======

Projected benefit obligation in excess of
 (less than) plan assets                                         $  (70)            $   (141)        $   (21)
Unrecognized net gain                                               174                  248             130
Unrecognized prior service cost                                      (5)                  (5)             (5)
Unrecognized net obligation being amortized over
 17 years                                                           (56)                 (59)            (61)
                                                                 ------               ------          ------
Accrued pension liability                                        $   43               $   43          $   43
                                                                 ======               ======          ======

Discount rate                                                     7.25%                7.25%            7.0%
Rate of increase in future compensation                            5.0%                 5.0%            5.0%
Expected long-term rate of return on assets                        8.0%                 8.0%            8.0%

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Edison recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                                               3 Months Ended          9 Months Ended         12 Months Ended
                                                September 30,           September 30,          September 30,
                                              -----------------       -----------------       ---------------
                                             1994         1993      1994         1993         1994       1993
                                             ----         ----      ----         ----         ----       ----
                                                                       (In millions)

Net pension expense:
Service cost for benefits earned             $ 17         $ 18      $ 53        $  53         $ 69      $  61
Interest cost on projected benefit
  obligation                                   38           35       111          104          145        131
Actual return on plan assets                 (100)         (41)     (117)        (227)        (179)      (314)
Net amortization and deferral                  58            3        (9)         116           15        171
                                             ----         ----      ----        -----         ----      -----
Pension expense under accounting
  standards                                    13           15        38           46           50         49
Regulatory adjustment (deferred)               --           (3)       (1)         (10)          (1)        (1)
                                             ----         ----      ----        -----         ----      -----
Net pension expense recognized               $ 13         $ 12      $ 37        $  36         $ 49      $  48
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

In 1993, Edison adopted a new accounting standard for postretirement benefits other than pensions, which requires the expected cost of these benefits to be charged to expense during employees' years of service. Edison will amortize its obligation related to prior service over 20 years.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of postretirement benefits other than pensions expense were:

                                               3 Months Ended          9 Months Ended         12 Months Ended
                                                September 30,           September 30,          September 30,
                                              -----------------       -----------------       ---------------
                                             1994         1993      1994         1993         1994       1993*
                                             ----         ----      ----         ----         ----       ----
                                                                       (In millions)

Service cost for benefits earned             $  7          $ 7      $ 22         $ 20         $ 28       $ 28
Interest cost on projected benefit
  obligation                                   18           16        53           49           70         49
Actual return on plan assets                   (5)          (3)      (15)          (9)         (18)        (9)
Amortization of transition obligation           9            9        27           27           36         27
                                              ---          ---       ---         ----         ----       ----
Net expense                                    29           29        87           87          116         95
Amortization of prior funding                  --           13         2           36           15         47
                                              ---          ---       ---         ----         ----       ----
Total expense                                 $29          $42       $89         $123         $131       $142
                                              ===          ===       ===         ====         ====       ====

* In 1992, Edison recognized the cost of these benefits as they were paid or funded.

A reconciliation of the plan's funded status with the recorded liability is presented below:

                                                          September 30,        December 31,      September 30,
                                                              1994                 1993              1993
                                                          -------------        -------------     -------------
                                                                               (In millions)

Actuarial present value of benefit obligation:
Retirees                                                    $  509                $ 512              $ 488
Employees eligible to retire                                    92                   87                 80
Other employees                                                399                  358                319
                                                            ------                -----              -----
Accumulated benefit obligation                              $1,000                $ 957              $ 887
                                                            ======                =====              =====

Plan assets at fair value                                   $  280                $ 210              $ 125
                                                            ======                =====              =====

Accumulated benefit obligation in excess of
 plan assets                                                $  720                $ 747              $ 762
Unrecognized transition obligation                            (661)                (688)              (697)
Unrecognized net loss                                          (59)                 (59)                --
                                                            ------                -----              -----
Recorded liability                                          $   --                $  --              $  65
                                                            ======                =====              =====

Discount rate                                                 7.75%                7.75%               8.0%
Expected long-term rate of return on assets                    8.5%                 8.5%               8.5%

The assumed rate of future increases in the per-capita cost of health care benefits is 11% for 1994, gradually decreasing to 5.5% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of September 30, 1994, by $150 million and annual aggregate service and interest costs by $21 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plans

Edison has two employee savings plans designed to supplement employees' retirement income. The Stock Savings Plus Plan (401(k)) is funded by employee and Edison contributions. Edison contributions were $5 million, $16 million and $21 million for the three, nine and twelve months ended September 30, 1994, respectively, and $6 million, $15 million and $21 million for the three, nine and twelve months ended September 30, 1993, respectively. Holdings in the Employee Stock Ownership Plan will be transferred to the Stock Savings Plus Plan by the end of 1994.

Note 7.  Jointly Owned Utility Projects

Edison owns interests in several generating stations and transmission systems for which each participant provides its own financing. Edison's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of September 30, 1994, was:

                                                    Plant in      Accumulated          Under        Ownership
                                                     Service     Depreciation      Construction     Interest
                                                    --------     ------------      ------------     ---------
                                                                 (In millions)

Eldorado Transmission System                        $   28          $   11              $  1            60%
Four Corners Coal Generating Station--
  Units 4 and 5                                        455             226                 3            48
Mohave Coal Generating Station                         288             140                 4            56
Pacific Intertie Transmission System                   213              63                 7            50
Palo Verde Nuclear Generating Station                1,550             308                27            16
San Onofre Nuclear Generating Station                4,111           1,370                58            75
                                                    ------          ------              ----
Total                                               $6,645          $2,118              $100
                                                    ======          ======              ====

Note 8.     Leases

Edison has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at September 30, 1994, were:

Year ended December 31,                                                                     (In millions)
1994                                                                                            $ 7
1995                                                                                             23
1996                                                                                             18
1997                                                                                             14
1998                                                                                             11
Thereafter                                                                                       17
                                                                                                ---
Total                                                                                           $90
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

Decommissioning costs are recovered in customer rates through charges to depreciation expense. Decommissioning expense was $33 million, $101 million and $140 million for the three, nine and twelve months ended September 30, 1994, respectively, and $30 million, $102 million and $135 million for the three, nine and twelve months ended September 30, 1993, respectively. The accumulated provision for decommissioning was $898 million at September 30, 1994, $797 million at December 31, 1993, and $757 million at September 30, 1993. The estimated costs to decommission San Onofre Unit 1 have been recorded as a liability.

Decommissioning funds collected in rates are placed in external trusts, which, together with accumulated earnings, will be utilized solely for decommissioning. These amounts are invested in high-grade securities (classified as available-for-sale) and reported at market value in accordance with a new accounting standard for debt and equity securities implemented in January 1994. Unrealized gains are recorded in the accumulated provision for decommissioning.

Trust investments include:

                                            Maturity         September 30,      December 31,       September 30,
                                              Dates              1994               1993               1993
                                            --------        --------------      -------------    --------------
                                                                                (In millions)
Municipal bonds                              1996-2021            $548               $680              $654
Stocks                                                             156                 51                44
U.S. government and agency issues            1998-2023             114                 36                36
Short-term investments and other               1994                 72                 22                21
                                                                  ----               ----              ----
  Trust fund balance                                              $890               $789              $755
                                                                  ====               ====              ====
  Market value (based on quoted
    market prices)                                                $895               $853              $825

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $9 million, $29 million and $44 million for the three, nine and twelve months ended September 30, 1994, respectively, and $6 million, $29 million and $39 million for the same periods in 1993. Proceeds from sales of securities (which are reinvested) were $305 million, $708 million and $776 million for the three, nine and twelve months ended September 30, 1994, respectively, and $93 million, $304 million and $402 million for the same periods in 1993. Approximately 87% of the trust fund contributions were tax-deductible.

In its 1995 general rate case filing, Edison requested to revise its authorized decommissioning costs based on updated site-specific studies (1993 for San Onofre and 1992 for Palo Verde), inclusion of spent nuclear fuel storage cost and adjustments to its authorized escalation rates and after-tax rate of return on the trust funds. If approved by the CPUC,
current fund  contribution levels  would be virtually unchanged.   A CPUC

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decision is expected in mid-1995. Edison believes the amounts collected in rates are adequate to meet estimated decommissioning costs.

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

Certain commitments for the years 1994 through 1998 are estimated below:

                                                                1994        1995      1996      1997      1998
                                                                ----        ----      ----      ----      ----
                                                                                   (In millions)
Construction expenditures                                       $1,094     $1,187    $1,021    $1,096    $1,084
Fuel supply contracts                                              327        219       194       176       179
Purchased power capacity payments                                  742        759       754       752       754
Unconditional purchase obligations                                   9          9         9         9         9

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

Edison has identified 54 sites for which it is, or may be, responsible for remediation under environmental laws. In 1994, Edison developed an above-ground storage tank inspection program to determine the future use of its existing fuel-oil pipeline and station tanks. As a result of this program, several above-ground storage tanks may require surrounding soil remediation and were added to Edison's total number of identified sites.

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

In May 1994, the CPUC approved an incentive mechanism for rate recovery of environmental-cleanup costs at 23 of Edison's identified sites (Edison may request to include additional sites). This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance. Edison has settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Environmental-cleanup costs not included in the incentive mechanism are expected to be recovered through customer rates. As a result, Edison's estimated future environmental-cleanup costs expected to be recovered in customer rates ($68 million) are recorded as a regulatory asset.

The probable effect of the outcome of these environmental matters cannot be determined at this time, but Edison believes they will not materially affect its financial position.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.0 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 3, 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $31 million per year. Insurance premiums are charged to operating expense.

Palo Verde Steam Generators

In March 1993, a steam generator tube ruptured at Palo Verde Unit 2. A subsequent investigation of the unit revealed cracking in additional steam generator tubes. Arizona Public Service (APS) operator of Palo Verde, reduced power at all three units to 85% in late 1993 to mitigate further tube degradation until investigations were completed. In April 1994, investigations revealed some minor cracking at Unit 3. APS implemented several remedial actions and returned the units to full power in July and August 1994.

In addition to the matters disclosed in these notes, Edison is involved in legal, tax and regulatory proceedings before various courts and governmental agencies with regard to matters arising in the ordinary course of business. Edison believes that the final outcome of these proceedings will not materially affect its results of operations or financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

Southern California Edison Company's earnings for the three, nine and twelve months ended September 30, 1994, were $227 million, $480 million and $609 million, respectively, compared with $233 million, $508 million and $641 million for the same periods in 1993. The lower earnings reflect a lower authorized return on common equity. The lower year-to-date and twelve months ended September 30, 1994, earnings also reflect a 1993 benefit from refinancing long-term debt.

Operating Revenue

Operating revenue increased for the three months ended September 30, 1994, as compared to the year-earlier period, due to a 13% increase in sales volume. For the nine months ended September 30, 1994, compared to the same period in 1993, operating revenue increased 5%, mainly due to a 4% increase in sales volume and a 2% increase in average rates. Volume increases were primarily the result of warmer weather in the third quarter of 1994. Over 97% of electric revenue is from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission.


Operating Expenses

Fuel expense increased 23% and 11%, respectively, for the three and nine months ended September 30, 1994, compared to the year-earlier periods, primarily due to 38% and 17% increases, respectively, in gas- and nuclear-powered generation related to the increased demand in third quarter 1994.

Purchased-power expense increased for the year-to-date and twelve months ended September 30, 1994, compared to the same periods in 1993, due to a greater volume of higher-priced federally required purchases from nonutility generators. These purchases were made under contracts with CPUC-mandated pricing, which is generally higher than those for other sources.

The provisions for regulatory adjustment clauses minimize rate fluctuations by adjusting for differences between estimated and actual kilowatt-hour sales or energy costs. These differences are accumulated in balancing accounts for subsequent rate adjustment. Prior-period rate adjustments are also reflected in these provisions. The quarterly and year-to-date increases reflect CPUC-authorized estimates exceeding energy costs. The year-to-date increase is partially offset by authorized estimates exceeding actual kilowatt-hour sales. The twelve-month period decrease reflects authorized estimates exceeding actual kilowatt-hour sales, partially offset by CPUC-authorized estimates exceeding energy costs.

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

Interest income increased 51% and 16%, respectively, for the three and nine months ended September 30, 1994, compared to the same periods in 1993, mainly due to rising interest rates.

Interest Expense

Other interest expense increased 20%, 27% and 10%, respectively, for the three, nine and twelve months ended September 30, 1994, compared to the same periods in 1993, due to rising interest rates on short-term debt.

FINANCIAL CONDITION

Edison's liquidity is primarily affected by debt maturities, dividend payments and construction expenditures. Capital resources include cash from operations and external financings.

In the second quarter of 1994, Edison lowered its quarterly common stock dividend to SCEcorp by 30%, as the result of declining authorized rates of return, the changing nature of the electric utility industry and recently proposed changes in California utility regulation.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $650 million, $1.6 billion and $1.9 billion for the three-, nine- and twelve-month periods ended September 30, 1994, respectively, compared with $451 million, $1.4 billion and $1.6 billion for the same periods in 1993. Edison continues to meet most of its capital requirements with cash from operations.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Generally, the net amount of short-term debt financings has decreased for the periods ended September 30, 1994, compared to the same periods in 1993, due to lower corporate cash needs. Also, since Edison's nuclear units have had less downtime in 1994, the net amount of cash used for nuclear fuel financings is lower. Long-term debt is used mainly to finance capital expenditures. Although the majority of long-term debt with higher interest rates was refinanced in 1993, a minimal amount of cash has been used for the issuance and repayment of long-term debt for the periods ended September 30, 1994. External financings are influenced by market conditions and other factors, including limitations imposed by Edison's articles of incorporation and trust indenture. As of September 30, 1994, Edison could issue approximately $5.3 billion of additional first and refunding mortgage bonds and $3.5 billion of preferred stock at current interest and dividend rates.

Edison has lines of credit of $859 million for short-term debt and $515 million for the long-term refinancing of variable-rate pollution-control bonds.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends it may pay SCEcorp.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, and contributions to nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the useful life of each nuclear generating facility through charges to depreciation expense. Edison expects to spend approximately $7.9 billion to decommission its nuclear facilities, primarily between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.1 billion), escalated using a 7.7% rate and an earnings assumption on trust funds ranging from 5.25% to 6.0%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements). Edison contributes approximately $96 million per year to these trusts. Trust contributions will continue until decommissioning begins.

Capital Requirements

Edison's projected capital requirements for the years 1994 through 1998 are:

                                           1994          1995           1996            1997         1998
                                          ------        ------          ------         ------        ------
                                                                   (In millions)

Construction expenditures*                $1,094        $1,187          $1,021         $1,096        $1,084
Maturities of long-term debt                   -           201               1            501           447
                                          ------        ------          ------         ------        ------
Total                                     $1,094        $1,388          $1,022         $1,597        $1,531
                                          ======        ======          ======         ======        ======

*  As of October 13, 1994, the date of Edison's latest approved budget.

REGULATORY MATTERS

The CPUC increased Edison's 1994 authorized revenue by $232 million, or 3.2% from 1993 levels. In its 1994 cost-of-capital decision, the CPUC approved Edison's request to increase its equity ratio from 46% to 47.25% and authorized an 11.0% return on common equity for 1994, compared to 11.8% for 1993. This decision is expected to reduce 1994 earnings by about $25 million. On October 18, 1994, a CPUC administrative law judge
(ALJ) issued a proposed decision on Edison's 1995 cost-of-capital proceeding. The decision recommended an increased return on common equity of 11.7%, as well as an increase in the equity ratio to 47.75%. This decision, if adopted, would increase 1995 earnings by about $44 million.

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

The CPUC approved Edison's request to accelerate recovery of its nuclear plant investments, by $75 million per year, beginning October 1, 1994, through 2011. This decision also adopted Edison's request to offset the rate impact of the accelerated cost recovery with a corresponding deceleration of rate recovery associated with its transmission and distribution facilities.

1995 General Rate Case

In its 1995 general rate case filing, Edison requested a revenue increase to recover the higher costs of operations (excluding fuel) resulting from inflation and new capital investments. Adjusted for inflation, this increase represented a 7.2% reduction from Edison's 1992 authorized
revenue.   In addition,  Edison  filed  a proposal for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1995-2000. The filing asks for a revenue-indexing formula that combines operating expenses and capital-related costs into a single index. This is a departure from the traditional utility model that links potential earnings levels with capital investment. Edison believes it would provide stronger incentives for efficient utility operations and investment and allow for a better alignment of customer and shareholder interests. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases-- transmission and distribution, and power generation. Hearings began in October 1994 for the transmission and distribution phases and are scheduled to begin in 1995 for the power generation phase.

On September 2, 1994, Edison and the DRA signed a memorandum of understanding that will form the basis for a final settlement regarding the 1995 general rate case. The memorandum of understanding contains these terms: a $67 million decrease in non-fuel revenue for 1995; accelerated eight-year recovery of Edison's remaining $2.7 billion investment in San Onofre Units 2 and 3 at a reduced rate of return; and, an incentive pricing plan for electricity produced by San Onofre Units 2 and 3. A final decision on the proposed settlement is expected mid-1995.

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

In April 1994, the CPUC issued a proposal for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option to choose a range of generation providers, including utilities (direct access), beginning in 1996. As proposed, eligibility would expand gradually, until all customers including residential, have the option for direct access to this competitive generation market beginning in 2002. Edison would continue to provide transmission and distribution services to all customers in its service territory. Performance-based regulation would replace traditional cost-of-service regulation for all transmission and distribution services. The proposal also stated that utilities should be entitled to recover all of their investments in generation developed under traditional cost-of-service regulation even if a portion is uneconomic under current conditions. In June 1994, Edison filed its response to the CPUC's proposal recommending the creation of an independent regional power pool company that would act as an intermediary between all power consumers and suppliers. Edison also recommended that the CPUC reaffirm in a definitive way that prudent investments made under existing regulation will be protected in the transition to direct access. In anticipation of obstacles in implementing the CPUC's proposal due to several regulatory, legislative and jurisdictional issues, Edison recommended the adoption of performance-based ratemaking in an effort to achieve efficiency gains and rate savings in the short term.

The CPUC has held several full-panel hearings to address comments on its proposal. At the October 24, 1994, hearing, Edison proposed a schedule for implementing its competitive market plan in which all customers could choose their power provider beginning in 1998. Edison also stated that the CPUC should approve and implement a competition transition charge mechanism, also approved by federal regulators, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory structure. The State Legislature has passed a resolution in September 1994 which requests that the CPUC withhold full implementation of any restructuring plan until its impact can be evaluated by the Legislature and Governor. The CPUC is to report to the State Legislature by January 31, 1995, on the impact of its restructuring plan.

Edison currently applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets related to its generation, transmission and distribution operations. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and a non-cash write-off of up to approximately $1.0 billion could occur. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including transition mechanisms for the rate recovery of regulatory assets, Edison cannot predict the effect of the proposal on its results of operations or financial position.

CPUC-MANDATED POWER CONTRACTS

In June 1994, the CPUC ordered the California utilities to proceed with the signing of new contracts with independent power producers. This decision will force Edison to purchase 686 MW of new power at fixed prices starting in 1997. This will cost Edison customers $14 billion over the lives of the contracts. In July 1994, Edison filed a petition with the CPUC asking it to reconsider its decision. Edison has consistently opposed this proposal because it has no need for additional generating capacity until at least 2005 and because the contracts will increase customer rates. Also, Edison believes the decision is inconsistent with the CPUC's restructuring proposal goal to ultimately lower rates. On October 12, 1994, the CPUC issued a stay of the June decision until it decides how to act on the various applications for rehearing. On November 8, 1994, Edison signed an agreement with an independent power producer that would replace a portion of the power purchases mandated by the CPUC. The agreement, subject to CPUC approval, would save Edison customers approximately $200 million (in 1994 dollars). For the twelve months ended September 30, 1994, Edison paid about $1.0 billion more than the cost of power available from other sources for federally required purchases from independent power producers under CPUC-mandated pricing.

ENVIRONMENTAL PROTECTION

Costs to protect the environment continue to grow due to increasingly stringent laws and regulations.

Edison has identified 54 sites for which it is, or may be, responsible for remediation under environmental laws. In 1994, Edison developed an above-ground storage tank inspection program to determine the future use of its existing fuel-oil pipeline and station tanks. As a result of this program, several above-ground storage tanks may require surrounding soil remediation and were added to Edison's total number of identified sites. Edison is participating in investigations and cleanups at a number of these identified sites and has estimated its minimum liability at $74 million. This estimate may change as progress is made in determining the magnitude of required remedial actions, as Edison's share of these costs in proportion to other responsible parties is determined, and as additional investigations and cleanups are performed. In May 1994, the CPUC approved an incentive mechanism for rate recovery of environmental-cleanup costs at 23 of Edison's identified sites (Edison may request to include additional sites). This mechanism allows Edison to recover 90% of cleanup costs through customer rates. Shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance.
Edison has settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Environmental-cleanup costs not included in the incentive mechanism are expected to be recovered through customer rates. As a result, Edison's estimated future environmental-cleanup costs expected to be recovered in customer rates ($68 million) are recorded as a regulatory asset.

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

The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has received increased attention. The scientific community has not yet reached a consensus on the nature of any health effects of EMF. However, an ALJ's proposed decision provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. Edison is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

The probable effect on net income of these environmental matters cannot be determined at this time, but Edison believes they will not materially affect its financial position.

NEW ACCOUNTING STANDARDS

In January 1994, Edison adopted a new accounting standard which requires the accrual of certain postemployment, but prior to retirement, benefits provided to former or inactive employees. Edison has recorded balance sheet adjustments of $19 million representing the additional liability for these postemployment benefits, and expects to recover these costs through customer rates. In January 1994, Edison also adopted a new accounting standard which requires certain debt and equity investments be reported at fair value. Accordingly, nuclear decommissioning trusts and other equity investments are now reported at market value. Adoption of these new standards did not have a material effect on results of operations or financial position.

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

In March 1993, a steam generator tube ruptured at Palo Verde Unit 2. A subsequent investigation of the unit revealed cracking in additional steam generator tubes. Arizona Public Service Company (APS), operator of Palo Verde, reduced power at all three units to 85% in late 1993 to mitigate further tube degradation until investigations were completed. In April 1994, investigations revealed some minor cracking at Unit 3. APS implemented several remedial actions, and returned the units to full power in July and August 1994.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters

Transphase Systems, Inc. filed a lawsuit in May 1993, in the United States District Court for the Central District of California against Edison and San Diego Gas & Electric Company ("SDG&E"). The complaint alleged that Transphase was competitively disadvantaged because it could not directly access the demand-side management funds Edison collects from its ratepayers to fund demand-side management activities, and that the utilities willfully acquired and maintain monopoly power in the energy conservation industry. The complaint sought $50 million in damages before trebling. In October 1993, the District Court dismissed the case and denied the plaintiffs the opportunity to replead. Transphase appealed to the Ninth Circuit Court of Appeals; the appeal was denied on May 6, 1994. On September 1, 1994, Transphase filed a petition for a writ of certiorari with the United States Supreme Court. Edison filed its reply on October 7, 1994.

This matter was previously reported in the Annual Report on Form 10-K for the year ended December 31, 1993, under the heading "Antitrust Matters" in Part I, Item 3 and in the Quarterly Report on Form 10-Q for the quarters ending March 31, 1994, and June 30, 1994, under the heading "Antitrust Matters" in Part II, Item 1.

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). On October 25, 1994, plaintiffs filed a motion to amend the complaint and to add causes of action for unfair competition and restraint of trade. The plaintiffs allege that the underpayments totaled at least $21 million as of the filing of the amended complaint. In other court filings, plaintiffs contend that contract payments due through the end of the contract term could total approximately $60 million. They also seek treble damages for the alleged antitrust violations, unspecified punitive damages, and an injunction to enjoin Edison from "future" unfair competition. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC").

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the eight lawsuits. The materiality of judgments in favor of the plaintiffs would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

These matters were previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, under the heading "Qualified Facilities ("QF") Litigation" in Part II, Item 1.

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

The second lawsuit was filed in Los Angeles County Superior Court and served on Edison in July 1994. The complaint requests an unspecified amount of compensatory damages. In subsequent court filings, however, plaintiffs claimed approximately $3 million in damages. After the filing of this lawsuit, one of the plaintiffs died.

The Orange County Superior Court case was previously reported in the Quarterly Report on Form 10-Q for the quarters ended March 31, 1994, and June 30, 1994, under the heading "Electric and Magnetic Field ("EMF") Litigation" in Part II, Item 1. The Los Angeles County Superior Court case was previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, under the heading "Electric Magnetic Field ("EMF") Litigation" in Part II, Item 1.

San Onofre Personal Injury Litigation

A former engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison and SDG&E, as well as a manufacturer of fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below Nuclear Regulatory Commission safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. In its response to the complaint, Edison denies plaintiffs' allegations.

This matter was previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, under the heading "San Onofre Personal Injury Litigation" in Part II, Item 1.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison are actively investigating the allegations.

Item 5.  Other Information

Construction Program and Capital Expenditures

Construction expenditures for the 1994-1998 period are estimated (as of October 13, 1994, the date of Edison's latest approved budget) as follows:

                                                                    1994    1995    1996    1997    1998     Total
                                                                    ----    ----    ----    ----    ----     -----
                                                                                      (In millions)
Electric generating plant                                          $  315  $  326  $  263   $  288  $  264   $1,456
Electric transmission lines and substations                           118     127     147      191     224      807
Electric distribution lines and substations                           446     493     523      547     565    2,574
Other expenditures                                                    245     285     131      113      74      848
                                                                   ------  ------  ------   ------  ------   ------
 Total                                                              1,124   1,231   1,064    1,139   1,127    5,685
Less--Allowance for funds used during construction                     30      44      43       43      43      203
                                                                   ------  ------  ------   ------  ------   ------
Funds required for construction expenditures                       $1,094  $1,187  $1,021   $1,096  $1,084   $5,482
                                                                   ======  ======  ======   ======  ======   ======

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Consent of Independent Public Accountants

         Financial Data Schedule

(b)      Reports on Form 8-K:

         September 6, 1994

         Item No. 5 -- Other Events --  Memorandum of Understanding regarding
                                        Southern California Edison Company's
                                        1995 General Rate Case.

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

                                   SOUTHERN CALIFORNIA EDISON COMPANY
                                              (Registrant)



                                   By           R. K. BUSHEY
                                     ------------------------------------
                                                R. K. BUSHEY
                                         Vice President and Controller



                                   By          W. J. SCILACCI
                                     ------------------------------------
                                               W. J. SCILACCI
                                            Assistant Treasurer

November 9, 1994

                                                 EXHIBIT INDEX


Number
Exhibit
- - - -------

23.              Consent of Independent Public Accountants

27.              Financial Data Schedule