Form 10-K
SOUTHERN CALIFORNIA EDISON CO
filed 1995-03-29
CIK 92103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                December 31, 1994
                          --------------------------------------------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class                             on which registered
        -------------------                             ---------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 20, 1995, there were 434,888,104 shares of Common Stock outstanding, all of which are held by the registrant's parent holding company. The aggregate market value of registrant's voting stock held by non-affiliates was approximately $539,879,003 on or about March 20, 1995, based upon prices reported by the American Stock Exchange. The market values of the various classes of voting stock held by non-affiliates were as follows: CUMULATIVE PREFERRED STOCK $200,316,503; $100 CUMULATIVE PREFERRED STOCK $339,562,500. The market values of certain unlisted series of $100 Cumulative Preferred Stock, for which market prices are not available, were derived by dividing the annual dividend rate of each such series of stock by the average yield of all of the Company's Cumulative Preferred and $100 Cumulative Preferred Stock outstanding for which market prices were available.

                       DOCUMENTS INCORPORATED BY REFERENCE


  Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.
(1) Designated portions of the Annual Report to
    Shareholders for the year ended
    December 31, 1994 . . . . . . . . . . . . . . . . .  Parts I, II and IV
(2) Designated portions of the Joint Proxy Statement
    relating to registrant's 1995 Annual Meeting of
    Shareholders  . . . . . . . . . . . . . . . . . . .  Part III

                                TABLE OF CONTENTS



Item                                                                     Page
----                                                                     ----


                                     Part I

  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
        Competitive Environment. . . . . . . . . . . . . . . . . . . .      1
        Regulation . . . . . . . . . . . . . . . . . . . . . . . . . .      2
        Rate Matters . . . . . . . . . . . . . . . . . . . . . . . . .      3
        Fuel Supply. . . . . . . . . . . . . . . . . . . . . . . . . .      7
        Environmental Matters. . . . . . . . . . . . . . . . . . . . .      8
  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .     11
        Existing Generating Facilities . . . . . . . . . . . . . . . .     11
        El Paso Electric Company ("El Paso") Bankruptcy. . . . . . . .     12
        Construction Program and Capital Expenditures. . . . . . . . .     13
        Nuclear Power Matters. . . . . . . . . . . . . . . . . . . . .     13
  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .     15
        Antitrust Matters. . . . . . . . . . . . . . . . . . . . . . .     15
        QF Litigation. . . . . . . . . . . . . . . . . . . . . . . . .     15
        Environmental Litigation . . . . . . . . . . . . . . . . . . .     16
        San Onofre Personal Injury Litigation. . . . . . . . . . . . .     17
        Employment Discrimination Litigation . . . . . . . . . . . . .     17
  4.  Submission of Matters to a Vote of Security Holders. . . . . . .     17

      Executive Officers of the Registrant . . . . . . . . . . . . . .     18

                                     Part II

  5.  Market for Registrant's Common Equity and Related
      Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . .     20
  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .     20
  7.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition . . . . . . . . . . . . . . .     20
  8.  Financial Statements and Supplementary Data. . . . . . . . . . .     20
  9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure. . . . . . . . . . . . . . .     20

                                    Part III

 10.  Directors and Executive Officers of the Registrant . . . . . . .     21
 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .     21
 12.  Security Ownership of Certain Beneficial
      Owners and Management. . . . . . . . . . . . . . . . . . . . . .     21
 13.  Certain Relationships and Related Transactions . . . . . . . . .     21

                                     Part IV

 14.  Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .     21
      Report of Independent Public Accountants on
      Supplemental Schedule  . . . . . . . . . . . . . . . . . . . . .     23
      Supplemental Schedules . . . . . . . . . . . . . . . . . . . . .     24
      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .     27
      Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . .     28

                                     PART I

Item 1.  Business

Southern California Edison Company ("Edison") was incorporated under California law in 1909. Edison is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of central and southern California, excluding the City of Los Angeles and certain other cities. This area includes some 800 cities and communities and a population of more than 11 million people. Edison had an average of 16,351 full-time employees during 1994. During 1994, 37% of Edison's total operating revenue was derived from commercial customers, 36% from residential customers, 13% from industrial customers, 8% from public authorities, 4% from agricultural and other customers and 2% from resale customers. Edison comprises the major portion of the assets and revenue of SCEcorp, its parent holding company.

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

During 1994, the California Public Utilities Commission ("CPUC") issued a proposal and held several hearings for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for direct access to a range of generation providers, including utilities, beginning in 1996. As proposed, eligibility would expand gradually, until all customers, including residential customers, would have the option for direct access to this competitive generation market by 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory and performance-based regulation would replace existing regulation for such services. The proposal also stated that utilities should be entitled to recover the portion of their generation investments rendered uneconomic in the new direct access environment. Edison's response to the CPUC's proposal recommended the creation of a regional competitive market with an independent power pool that would act as the intermediary between all power consumers and suppliers and urged that the CPUC provide that costs previously incurred to serve the state's electricity needs under current regulatory rules be recovered fairly from all customers. In anticipation of obstacles in implementing the CPUC's proposal due to regulatory, legislative and jurisdictional issues, Edison also recommended the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins.

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning in 1998. Subsequent to the CPUC proposal, the state legislature passed a resolution requesting that the CPUC withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date, and planned to issue a proposed policy decision for public comment on March 22, 1995. On March 21, 1995, the CPUC postponed issuance of the proposed policy statement, stating that additional time is necessary for analysis of and reflection on the extensive record developed in the case.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge ("CTC") mechanism beginning in 1998, for
<page 1>
full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. Of that amount, $4.9 billion would come from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600,000,000 from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At December 31, 1994, these commitments included recorded regulatory assets of approximately $1 billion.

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $1 billion would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not recovered through a CTC or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

Edison is engaged in an ongoing review of possible responses to the regulatory and competitive changes affecting the electric utility industry, including various corporate, financial, legal and legislative alternatives. In addition, Edison is seeking to enhance its competitive position by cutting costs and increasing productivity, and by developing new revenue sources.

                                   Regulation

Edison's retail operations are subject to regulation by the CPUC. The CPUC has the authority to regulate, among other things, retail rates, issuances of securities and accounting practices. Edison's resale operations are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The FERC has the authority to regulate resale rates as well as other matters, including transmission service pricing, accounting practices and licensing of hydroelectric projects.

Edison is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC") with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning and siting of Edison's power plants within California are subject to the jurisdiction of the California Energy Commission and the CPUC. Edison is subject to rules and regulations of the California Air Resources Board and local air pollution control districts with respect to the emission of pollutants into the atmosphere, the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes. Edison is also subject to regulation by the U.S. Environmental Protection Agency ("EPA"), which administers certain federal statutes relating to environmental matters. Other federal, state and local laws and regulations relating to environmental protection, land use and water rights also affect Edison.

The California Coastal Commission has continuing jurisdiction over the coastal permit for San Onofre Nuclear Generating Station ("San Onofre")
<page 2>

Units 2 and 3. Although the units are operating, the permit remains open. This jurisdiction may continue for several years because it involves oversight of mitigation measures arising from the permit.

The Department of Energy ("DOE") has regulatory authority over certain aspects of Edison's operations and business relating to energy conservation, solar energy development, power plant fuel use and disposal, coal conversion, electric sales for export, public utility regulatory policy and natural gas pricing.

                                  Rate Matters

CPUC Retail Ratemaking

The rates for electricity provided by Edison to its retail customers comprise several major components established by the CPUC to compensate Edison for basic business and operational costs, fuel and purchased power costs, and the costs of adding major new facilities.

Basic business and operational costs are recovered through base rates, which are determined in general rate case proceedings held before the CPUC every three years. During a general rate case, the CPUC critically reviews Edison's operations and general costs to provide service (excluding energy costs and, in certain instances, major plant additions). The CPUC then determines the revenue requirement to cover those costs, including items such as depreciation, taxes, cost of capital, operation, maintenance, and administrative and general expenses. The revenue requirement is forecasted on the basis of a specified test year.
Following the revenue requirement phase of a general rate case, Edison and the CPUC proceed to a rate design phase which allocates revenue requirements and establishes rate levels for customers.

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

In December 1993, Edison filed an application with the CPUC in which it proposed a performance-based rate-making procedure for recovery of operation and maintenance ("O&M") expenses and capital-related costs. Such costs have traditionally been recovered through general rate cases, attrition proceedings, and cost of capital proceedings.

Edison proposed that the CPUC authorize a base rate revenue indexing formula which would combine O&M and capital-related cost recovery. In addition, Edison proposed that the period between general rate cases be lengthened from three to six years. Cost of capital changes would occur, pursuant to a formula, only after significant changes in utility capital markets.

Pursuant to the assigned Commissioner's ruling dated July 12, 1994, Edison's performance-base rate-making application was split into two phases. Phase I was limited to all base rate components of Edison's revenue requirement excluding generation related capital, and operation and maintenance costs. Edison's amended application for Phase I was filed on August 8, 1994. Phase II, which addresses generation-related costs, is scheduled to be filed after the CPUC issues a decision in the industry restructuring proceeding.

Edison's fuel, purchased-power and energy-related costs of providing electric service are recovered through a balancing account mechanism called the Energy Cost Adjustment Clause ("ECAC"). Under the ECAC balancing account procedure, actual fuel, purchased power and energy-related revenue and costs are compared and the difference is
<page 3>
recorded as either an undercollection or overcollection. The amount recorded in the balancing account is periodically amortized through rate changes which return overcollections to customers by reducing rates or
collect undercollections from customers by increasing rates.   The costs
recorded in the ECAC balancing account are subject to reasonableness reviews by the CPUC. Certain incentive provisions are included in the ECAC that can affect the amount of fuel and energy-related costs actually recovered. Edison is required to make an ECAC filing for each calendar year, and must also make a second filing for a mid-year adjustment if it would result in an ECAC rate change exceeding 5% of total annual revenue.

For Edison's interest in the three units of the Palo Verde Nuclear Generating Station ("Palo Verde"), the CPUC authorized a 10-year rate phase-in plan which deferred collection of $200,000,000 of investment-related revenue during the first four years of operation for each of the three units, commencing on their respective commercial operation dates. Revenue collection deferred for each unit under the plan for years one through four was $80,000,000, $60,000,000, $40,000,000 and
$20,000,000, respectively. The deferrals and related interest are being recovered evenly over the final six years of each unit's phase-in plan. The plans end in 1996 for Units 1 and 2, and in 1998 for Unit 3.

The CPUC has also adopted a nuclear unit incentive procedure which provides for a sharing of additional energy costs or savings between Edison and its ratepayers when operation of any of the units of San Onofre or Palo Verde Units is outside a specified range (55% to 80% of each unit's rated capacity).

The Electric Revenue Adjustment Mechanism ("ERAM") reflects the difference between the recorded and authorized level of base rate revenue. The CPUC adopted this mechanism primarily to minimize the effect on earnings of fluctuations in retail kilowatt-hour sales.

1995 General Rate Case ("GRC")

On December 27, 1993, Edison filed its GRC application with the CPUC proposing a revenue requirement increase of $117,000,000 in Authorized Level of Base Rate Revenues ("ALBRR") to recover operation and maintenance expenses and capital-related costs for test year 1995. The CPUC's Division of Ratepayer Advocates ("DRA") originally recommended a 1995 revenue requirement decrease of $313,500,000 in their March 1994 results of operations report.

In November 1994, Edison and the DRA filed a Settlement Agreement with the CPUC which resolved major issues associated with Edison's GRC. The Settlement Agreement will not be fully implemented unless adopted by the CPUC. Specifically, the Settlement Agreement provides for a $67,000,000 revenue decrease in 1995, accelerated eight year recovery of Edison's $2.7 billion remaining investment in San Onofre Units 2 & 3, and a new incentive pricing plan for power generated at San Onofre beginning in 1996.

The pricing plan would replace traditional rate-making treatment for Edison's ongoing operation and maintenance and capital expenses at San
Onofre.   The  incentive plan  would not affect existing rate recovery to decommission San Onofre Units 2 and 3 or the recovery of Edison's investment in Palo Verde.

On December 21, 1994, the CPUC issued an Interim Decision which adopted an interim ALBRR reduction, subject to refund, of $67,305,000 for service rendered on or after January 1, 1995.

On March 3, 1995 the DRA notified the assigned administrative law judge that due to alleged new, "conflicting" information regarding the negotiated price for San Onofre power, the DRA could no longer support the Settlement Agreement as originally submitted to the CPUC.
<page 4>

At a prehearing conference on March 17, 1995 a CPUC administrative law judge set a hearing for March 21, 1995 before the assigned commissioner to hear arguments from parties regarding an attempt by the DRA to withdraw from the Settlement Agreement. At the March 21, 1995 hearing, the DRA agreed to a compromise under which they would continue with the settlement, but would be permitted to submit additional testimony concerning the appropriate level of incentive pricing for the San Onofre units, including cost-effectiveness of those units with respect to their recommended pricing level. Hearings on the settlement are scheduled to start April 3, 1995, with a final CPUC decision expected in the third quarter of 1995.

Energy Cost Adjustment Clause

In October 1993, the DRA issued its report on qualifying facilities ("QF") reasonableness issues for the ECAC record period April 1990 through March 1991. In its report, the DRA recommended that the CPUC disallow $1,574,000 in power purchase expenses incurred as a result of purchases during the record period under a QF contract with Mojave Cogeneration Company, a nonutility generator. In its report, the DRA alleged that in 1988 and 1989, Edison imprudently renegotiated Mojave Cogeneration Company's contract with Edison, resulting in higher ratepayer costs. The DRA further alleged that ratepayers may be harmed in the amount of $31,600,000 (1993 present value) over the contract's twenty-year life.
The DRA found the execution of five other QF contracts to be reasonable. Hearings are expected to start no earlier than in the second quarter of 1995.

On September 1, 1992, Edison filed its QF Reasonableness of Operations Report for the period April 1, 1991 through March 31, 1992. It is presently unknown when or if the DRA will file testimony on the QF reasonableness phase.

On May 28, 1993, Edison filed the non-QF portion of its Reasonableness of Operations Report, which included power purchases and exchanges and the operation of its hydro, coal, gas and nuclear resources for the period April 1, 1992, through March 31, 1993. In February 1994, the DRA recommended: (1) a $7,200,000 disallowance relating to fuel oil inventory management; and (2) a $5,000,000 adjustment for transmission loss revenues. Edison agreed with the DRA's recommended adjustment for transmission loss revenues and in July 1994 credited the ECAC balancing account $8,300,000 for the period April 1, 1992, through December 31, 1994, plus interest. In December 1994, the DRA reduced its proposed disallowance related to fuel oil inventory management to $4,500,000. On March 16, 1995, the DRA withdrew its disallowance recommendation related to fuel oil inventory management. Hearings on this matter have been taken off calendar and a final CPUC decision is expected in the third quarter of 1995.

Edison filed its QF Reasonableness of Operations Report for the period April 1, 1992, through March 31, 1993, on September 1, 1993. It is presently unknown when or if the DRA will file testimony in the QF reasonableness phase.

On May 27, 1994, Edison requested a $312,300,000 annual rate increase for service beginning January 1, 1995, for changes to the ECAC, ERAM, Low Income Surcharge and base rate levels. When combined with other revenue changes effective January 1, 1995, the consolidated rate increase for 1995 was expected to be $503,800,000. Therefore, Edison made a rate stabilization proposal which would limit the January 1, 1995, rate increase to $291,200,000 (3.9%) by deferring recovery of approximately $212,600,000 of 1995 fuel and purchased-power expenses until 1996.

In July 1994, Edison updated its ECAC request to a $352,300,000 increase with a deferral of approximately $242,800,000 to keep the January 1, 1995, rate increase at $291,200,000 (3.9%). The DRA originally proposed a rate
<page 5>
increase of $261,400,000 (3.5%) and later proposed that recovery of the amount in the ECAC balancing account (estimated by the DRA to be $166,000,000) be deferred regardless of the resultant rate change on January 1, 1995. Other parties recommended that no revenue increase be allowed in 1995. On December 21, 1994, the CPUC issued its decision adopting a revenue increase of $223,700,000. When combined with other revenue changes occurring January 1, 1995, the total combined revenue increase was $192,672,000 without deferred recovery of fuel and purchased-power expenses.

Edison filed its QF Reasonableness of Operations Report on May 27, 1994 for the period April 1, 1993 through March 31, 1994. It is presently unknown when or if the DRA will file testimony on the QF reasonableness phase.

CPUC-Mandated Power Contracts

In 1989, the CPUC initiated a competitive bidding process known as the Biennial Resource Plan Update ("BRPU"). The CPUC directed Edison to solicit bids for 624 MW from QFs, a category of independent power producers. Edison issued its bid solicitation in August 1993. On December 9, 1993, Edison suspended the BRPU solicitation due to the discovery of a bid anomaly that raised prices above those allowed by the rules of the solicitation. Based on bid protocol, the BRPU solicitation would require Edison to purchase 686 MW of new capacity at fixed prices starting in 1997. This would cost Edison's customers $14 billion over the lives of the contracts. Edison requested the CPUC to cancel the BRPU solicitation because it: 1) required payments above Edison's avoided cost, 2) required Edison to purchase capacity before it is needed in 2005, and 3) dramatically increased stranded cost in a soon-to-be restructured electric utility industry.

Before the CPUC rendered a final decision regarding the BRPU solicitation, Edison diligently pursued negotiations with "winning" bidders (i.e., those whose bids would have qualified them to obtain a contract but for Edison's appeals for cancellation of the process). The purpose of these negotiations was to develop alternative agreements that would be significantly less costly than those mandated by the solicitation. Edison reached agreement with seven QFs representing 627 MW of the 686 MW mandated in the solicitation. These alternative agreements would save Edison customers about 80% of anticipated overpayments associated with contracts from the CPUC-mandated solicitation. All of the alternative agreements are subject to CPUC approval.

On December 21, 1994, the CPUC issued its final decision to proceed with the BRPU solicitation. On January 6, 1995, Edison appealed the CPUC decision to FERC. On February 23, 1995, FERC ruled that the BRPU solicitation violated the Public Utility Regulatory Policies Act and the FERC's regulations because the CPUC did not consider all potential sources of capacity in reaching its avoided cost determination. The FERC decision therefore concluded that Edison cannot lawfully be compelled to enter into the BRPU contracts. In light of the FERC decision, the CPUC has stayed the BRPU proceeding until May 10, 1995.

Palo Verde Outage Review

In March 1989, Palo Verde Units 1 and 3 experienced automatic shutdowns. Since the resultant outages overlapped previously scheduled refueling outages, normal refueling, maintenance, inspection, surveillance, modification and testing activities were conducted at the units, as well as modifications to the plants required by the NRC. Unit 3 was returned to service on December 30, 1989, and Unit 1 was returned to service on July 5, 1990. In November 1991, the DRA issued a report recommending disallowances totaling more than $160,000,000, including a $63,000,000 disallowance for revenue collected during the outages (including interest).
<page 6>

In September 1993, Edison and the DRA agreed to settle these disputes for $38,000,000 (including $29,000,000 for replacement power costs, $2,000,000 for capital projects and approximately $7,000,000 for interest), subject to CPUC approval. The settlement resolves all issues related to the 1989-1990 outages at Palo Verde. The effect of the settlement has been fully reflected in the financial statements. A CPUC decision is expected by mid-1995.

Mohave Order Instituting Investigation ("OII")

In April 1986, the CPUC began investigating the 1985 rupture of a high pressure steam pipe at the Mohave Generating Station ("Mohave"). Edison is plant operator and 56% owner. The CPUC's OII reviewed Edison's share of repair costs and replacement fuel and energy-related costs associated with the outage. Edison incurred costs of approximately $90,000,000 (including interest) to repair damage from the accident and provide replacement power during the six-month outage. This total is net of Edison's recovery of expenses from the settlement of lawsuits with contractors and insurance recoveries.

In March 1994, the CPUC issued a decision finding that Edison acted unreasonably in failing to implement an inspection program. The CPUC decision ordered a second phase of this proceeding to quantify the disallowance. Edison believes the final outcome of this matter will not materially affect its results of operations.

                                   Fuel Supply

Fuel and purchased-power costs amounted to approximately $3.4 billion in 1994, a 3% increase over 1993.

Edison's sources of energy during 1994 were: purchased power 36%; natural gas 26%; nuclear 21%; coal 13%; and hydro 4%.

Average fuel costs, expressed in cents per kilowatt-hour, for the year ended December 31, 1994, were: oil, 6.034 cents; natural gas, 2.462 cents; nuclear, 0.513 cents; and coal, 1.280 cents.

Natural Gas Supply

Twelve of Edison's major steam electric generating plants are designed to burn oil or natural gas as a primary boiler fuel. In 1990, Edison adopted an all-gas strategy to comply with air quality goals by eliminating burning oil in all but very extreme conditions. In August 1991, the CPUC adopted regulations which made Edison fully responsible for all natural gas procurement activities previously performed by local distribution companies.

To implement its all-gas strategy, Edison acquired a balanced portfolio of gas supply and transportation arrangements. Traditionally, natural gas needs in southern California were met from gas production in the southwest region of the country. To diversify its gas supply, Edison entered into four 15-year natural gas supply agreements with major producers in western Canada. These contracts, totaling 200,000,000 cubic feet per day, have market-sensitive pricing arrangements. This represents about 40% of Edison's current average annual supply needs. The rest of Edison's gas supply is acquired under short-term contracts from Texas, New Mexico and the Rocky Mountain region.

Firm transportation arrangements provide the necessary long-term reliability for supply deliverability. To transport Canadian supplies, Edison contracted for 200,000,000 cubic feet per day of firm transportation arrangements on the Pacific Gas Transmission and Pacific Gas & Electric Expansion Project connecting southern California to the low-cost gas producing regions of western Canada. Edison has a 30-year commitment to this project, construction of which was completed in late
<page 7>

1993. In addition, Edison has a 15-year commitment with El Paso Natural Gas to transport 200,000,000 cubic feet per day (option to step down to 130,000,000 cubic feet per day in 1997) from the southwestern U.S.

Nuclear Fuel Supply

Edison has contractual arrangements covering 100% of the projected nuclear fuel cycle requirements for San Onofre through the years indicated below:

                                                                        Units
                                                                        2 & 3
                                                                        -----
        Uranium concentrates(1). . . . . . . . . . . . . . . . .        1995
        Conversion . . . . . . . . . . . . . . . . . . . . . . .        1995
        Enrichment . . . . . . . . . . . . . . . . . . . . . . .        1998
        Fabrication. . . . . . . . . . . . . . . . . . . . . . .        2000
        Spent fuel storage(2). . . . . . . . . . . . . . . . . .   2005/2003
_______________
(1) Assumes the San Onofre participants meet their supply obligations in a timely manner.

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

Participants in Palo Verde have purchased uranium concentrates sufficient to meet projected requirements through 1997. Independent of arrangements made by other participants, Edison will furnish its share of uranium concentrates requirements through at least 1995 from existing contracts. Contracts to provide conversion, enrichment, and fabrication services cover requirements through 1998, 2002, and 2000, respectively.

Palo Verde on-site spent fuel storage capacity will accommodate needs through 2005 for Units 1 and 2 and 2006 for Unit 3, while maintaining full-core reserve.

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

The Clean Air Act provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards. The Clean Air Act was amended in 1990, giving the South Coast Air Quality Management District ("SCAQMD") 20 years to achieve the federal air quality standards for ozone. The SCAQMD's Air
<page 8>

Quality Management Plan ("AQMP"), adopted in 1994, demonstrates a commitment to attain the federal ozone air quality standard by 2010. Consistent with the requirements of the AQMP and the Clean Air Act Amendments of 1990 ("CAAA"), the SCAQMD adopted rules to reduce emissions of oxides of nitrogen ("NOx") from combustion turbines, internal combustion engines, industrial coolers and utility boilers. On October 15, 1993, the SCAQMD adopted the Regional Clean Air Incentives Market ("RECLAIM") which replaces most of the previous rule requirements with a market mechanism for NOx emission trading (trading credits). RECLAIM will, however, require Edison to significantly reduce NOx emissions through retrofit or purchase of trading credits on all basin generation by 2003. In Ventura County, a NOx rule was adopted requiring more than an 88% NOx reduction by June 1996 at all utility boilers. Edison expects to spend a total of approximately $290,000,000 in capital expenditures by 2001 to meet these requirements.

The CAAA does not require any significant additional emissions control expenditures that are identifiable at this time. The amendments call for a five-year study of the sources and causes of regional haze in the southwestern U.S. Also, the EPA and Edison will conclude a cooperative tracer study of SO2 emissions from the Mohave plant in 1995. This study is evaluating potential impact from Mohave emissions on haze within Grand Canyon National Park. The extent to which these studies may require sulfur dioxide emissions reductions at the Mohave plant is not known. The acid rain provisions of the amended Clean Air Act also put an annual limit on sulfur dioxide emissions allowed from power plants. Edison has received more sulfur dioxide allowances than it requires for its projected operations. As a result of a petition by Mohave County in the State of Arizona, the Nevada Department of Environmental Protection ("NDEP") studied the impact of the plume from the Mohave plant on the Mohave area air quality. The regulatory outcome required Edison to meet a new lower opacity limit in early 1994. The NDEP will review Edison's performance relative to the opacity limit again in 1995. The NDEP will consider the implementation schedule for any potential retrofits to meet any revision to the opacity limit in conjunction with an ongoing tracer study being conducted by the EPA to evaluate potential impacts on visibility in the Grand Canyon from sulfur dioxide emissions. Until more definitive information on tracer study results are available, Edison expects to meet all the present regulations through improved operations at the plant.

The CAAA also requires the EPA to carry out a three-year study of risk to public health from emissions of toxic air contaminants from power plants, and to regulate such emissions only if required.

Regulations under the Clean Water Act require permits for the discharge of certain pollutants into waters of the U.S. Under this act, the EPA issues effluent limitation guidelines, pretreatment standards and new source performance standards for the control of certain pollutants.
Individual states may impose even more stringent limitations.   In order
to comply with guidelines and standards applicable to steam electric power plants, Edison incurs additional expenses and capital expenditures.
Edison presently has discharge permits for all applicable facilities.

The Safe Drinking Water and Toxic Enforcement Act prohibits the exposure to individuals of chemicals known to the State of California to cause cancer or reproductive harm and the discharge of such listed chemicals into potential sources of drinking water. Additional chemicals are continuously being put on the state's list, requiring constant monitoring by Edison.

The State of California has adopted a policy discouraging the use of fresh water for plant cooling purposes at inland locations. Such a policy, when taken in conjunction with existing federal and state water quality regulations and coastal zone land use restrictions, could substantially increase the difficulty of siting new generating plants anywhere in California.
<page 9>

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

Based on the MRC findings, the Coastal Commission in 1991 revised the coastal permit for Units 2 and 3 and required Edison to restore 150 acres of degraded wetlands, construct a 300-acre artificial kelp reef, and install fish behavioral barriers inside the Units' cooling water intake structure. Edison is currently in the process of planning and designing these projects, all of which must receive the approval of the Coastal Commission and state and federal resource and regulatory agencies. Current estimates place Edison's share of these capital costs at about $83,000,000, which is expected to be spent over the next 10 to 12 years.

Edison records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, Edison records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts). While Edison has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

At December 31, 1994, Edison's recorded estimated minimum liability to remediate its 58 identified sites was $114,000,000, compared with $60,000,000 at the end of 1993. The increase resulted primarily from changes in estimates for a former pole-treating facility and a fuel-oil tank inspection program. The ultimate costs to clean up Edison's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as; the extent and nature of contamination, the scarcity of reliable data for identified sites, the varying costs of alternative cleanup methods, developments resulting from investigatory studies, the possibility of identifying additional sites and the time periods over which site remediation is expected to occur. Edison believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215,000,000. The upper limit of this range of costs was estimated using assumptions least favorable to Edison among a range of reasonably possible outcomes.

Edison expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4,000,000 to $8,000,000. Recorded costs for 1994 were $5,000,000.

One of Edison's sites is a former pole-treating facility, which is considered a federal Superfund site and represents 71% of Edison's recorded liability. Remedial actions to clean up soil and ground-water contamination that occurred during pole-treating operations (1925-1980) are expected to continue at this site for 30 years. Rate recovery of environmental-cleanup costs for this site is authorized by the CPUC through an incentive mechanism (discussed below).

Edison's identified sites include several sites for which there is a lack of currently available information including, the nature and magnitude of contamination, and the extent, if any, that Edison may be held responsible
<page 10>
for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

The CPUC allows Edison to recover environmental-cleanup costs at 23 of its sites, representing $90,000,000 of Edison's recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Costs incurred at the remaining 35 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104,000,000 for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Based on information available at this time, Edison believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

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

Edison's capital expenditures for environmental protection for the years 1995 through 1999 are projected to be $1.4 billion. These expenditures are mainly for placing overhead distribution lines underground and reducing nitrogen oxides emissions from gas-fired generators.

Item 2.  Properties

                         Existing Generating Facilities

Edison owns and operates 12 oil- and gas-fueled electric generating plants, one diesel-fueled generating plant, 38 hydroelectric plants and an undivided 75.05% interest (1,614 MW net) in Units 2 and 3 at San Onofre. These plants are located in central and southern California.
Palo Verde (15.8% Edison-owned, 579 MW net) is located near Phoenix, Arizona. Edison owns a 48% undivided interest (754 MW) in Units 4 and 5 at the Four Corners Generating Station ("Four Corners Project"), a coal-fueled steam electric generating plant in New Mexico. Palo Verde and the Four Corners Project are operated by other utilities. Edison operates and owns a 56% undivided interest (885 MW) in Mohave, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1994, the existing Edison-owned generating capacity (summer effective rating) was comprised of approximately 66% gas, 14% nuclear, 11% coal, 8% hydroelectric and 1% oil.

San Onofre, the Four Corners Project, certain of Edison's substations and portions of its transmission, distribution and communication systems are
<page 11>
located on lands of the United States or others under (with minor exceptions) licenses, permits, easements or leases or on public streets or highways pursuant to franchises. Certain of such documents obligate Edison, under specified circumstances and at its expense, to relocate transmission, distribution and communication facilities located on lands owned or controlled by federal, state or local governments.

With certain exceptions, major and certain minor hydroelectric projects with related reservoirs, currently having an effective operating capacity of 1,156 MW and located in whole or in part on lands of the U.S., are owned and operated by Edison under governmental licenses which expire at various times between 1995 and 2022. Such licenses impose numerous restrictions and obligations on Edison, including the right of the United States to acquire the project upon payment of specified compensation.
When existing licenses expire, FERC has the authority to issue new licenses to third parties, but only if their license application is superior to Edison's and then only upon payment of specified compensation to Edison. Any new licenses issued to Edison are expected to be issued under terms and conditions less favorable than those of the expired licenses. Edison's applications for the relicensing of certain hydroelectric projects referred to above with an aggregate effective operating capacity of 89.0 MW are pending. Annual licenses issued for all Edison projects, whose licenses have expired and are undergoing relicensing, will be renewed until the new licenses are issued.

In 1994, Edison's peak demand was 18,044 MW, set on August 12, 1994. Total area system operating capacity of 20,615 MW was available to Edison at the time of the 1994 peak. Edison's record peak demand of 18,413 MW occurred on August 17, 1992.

Substantially all of Edison's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds ("Trust Indenture"), of which approximately $4.5 billion principal amount was outstanding at December 31, 1994. Such lien and Edison's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and Edison's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affects Edison's right to use such properties in its business, unless the matters with respect to Edison's interest in the Four Corners Project and the related easement and lease referred to below may be so considered.

Edison's rights in the Four Corners Project, which is located on land of The Navajo Nation of Indians under an easement from the United States and a lease from The Navajo Nation, may be subject to possible defects. These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and The Navajo Nation, the possible inability of Edison to resort to legal process to enforce its rights against The Navajo Nation without Congressional consent, possible impairment or termination under certain circumstances of the easement and lease by The Navajo Nation, Congress or the Secretary of the Interior and the possible invalidity of the Trust Indenture lien against Edison's interest in the easement, lease and improvements on the Four Corners Project.

                 El Paso Electric Company ("El Paso") Bankruptcy

El Paso owns and leases a combined 15.8% interest in Palo Verde and owns a 7% interest in Units 4 and 5 of the Four Corners Project. In January 1992, El Paso filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. Pursuant to an agreement among the Palo Verde
<page 12>
participants and an agreement among the participants in Four Corners Units 4 and 5, each participant is required to fund its proportionate share of operation and maintenance, capital and fuel costs of Palo Verde and Four Corners Units 4 and 5, respectively. The participation agreements provide that if a participant fails to meet its payment obligation, each non-defaulting participant must pay its proportionate share of the payments owed by the defaulting participant. In February 1992, the bankruptcy court approved a stipulation between El Paso and Arizona Public Service ("APS"), as the operating agent of Palo Verde, pursuant to which El Paso agreed to pay its proportionate share of all Palo Verde invoices delivered to El Paso after February 6, 1992. El Paso agreed to make these payments until such time, if ever, the bankruptcy court orders El Paso's rejection of the participation agreement governing the relations among the Palo Verde participants. The stipulation also specifies that approximately $9,200,000 of El Paso's Palo Verde payment obligations invoiced prior to February 7, 1992, are to be considered "pre-petition" general unsecured claims of the other Palo Verde participants.

On August 27, 1993, El Paso filed with the bankruptcy court an Amended Plan of Reorganization and Disclosure Statement ("Amended Plan"). The Amended Plan, which is subject to numerous conditions, proposes a reorganization pursuant to which El Paso will become a wholly-owned subsidiary of Central and South West Corporation. The Amended Plan also proposes, among other things, (i) rejection of the El Paso leases and reacquisition by El Paso of the Palo Verde interests represented by the leases, and (ii) El Paso's assumption of the Four Corners Operating Agreement and the Arizona Nuclear Power Project Participation Agreement. On November 19, 1993, the bankruptcy court approved a Cure and Assumption Agreement among El Paso and the Palo Verde Participants, in which El Paso shall (i) assume the Participation Agreement on the date the Amended Plan becomes effective, and (ii) cure its pre-petition default on the date the court approves the Order Confirming El Paso's Amended Plan. On
December 8, 1993, the bankruptcy court confirmed El Paso's Amended Plan. Effectiveness of the Amended Plan is still subject to approval by numerous state and federal agencies. El Paso estimates that it will take about 18 months from the date the Amended Plan was confirmed to obtain all necessary regulatory approvals.

                  Construction Program and Capital Expenditures

Cash required by Edison for its capital expenditures totaled $982,000,000 in 1994, $1,040,000,000 in 1993 and $787,000,000 in 1992. Construction
expenditures for the 1995-1999 period are forecasted at $4.7 billion.

In addition to cash required for construction expenditures for the next five years as discussed above, $1.3 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

Edison's estimates of cash available for operations for the five years through 1999 assume, among other things, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. Edison's estimates and underlying assumptions are subject to continuous review and periodic revision.

The timing, type and amount of all additional long-term financing are also influenced by market conditions, rate relief and other factors, including limitations imposed by Edison's Articles of Incorporation and Trust Indenture.

                              Nuclear Power Matters

Edison's nuclear facilities have been reliable sources of inexpensive, non-polluting power for Edison's customers for more than a decade. Throughout the operating life of these facilities, Edison's customers have
<page 13>
supported the revenue requirements of Edison's capital investment in these facilities and for their incremental costs through traditional cost-of-service ratemaking.

Under the terms of the Settlement Agreement discussed above under the heading "1995 General Rate Case", Edison would recover its remaining investment in San Onofre Units 2 and 3 on an accelerated basis during the eight-year period from February 1, 1996, through December 31, 2003. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 would be superseded by incremental cost incentive pricing, in which Edison's customers would pay a preset price for each kilowatt-hour of energy generated at San Onofre during the eight-year period. Edison would be compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 only with revenues earned through the incremental cost incentive pricing. However, Edison would also retain the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre is not generating power through future ECAC filings. Edison would also continue to collect funds for decommissioning expenses through traditional ratemaking treatment. In addition, Edison would continue to receive traditional cost-of-service ratemaking for its share of Palo Verde Units 1, 2, and 3 under the terms of the Settlement Agreement.

Edison cannot predict what other effects, if any, legislative or regulatory actions may have upon it or upon the future operation of the San Onofre or Palo Verde units, or the extent of any additional costs it may incur as a result thereof, except for those that follow.

San Onofre Unit 1

In November 1992, Edison discontinued operation of San Onofre Unit 1. Edison will recover its investment, earning an 8.98% rate of return, by August 1996.

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

Palo Verde Units 1, 2 and 3 operated at reduced power (85%) until the investigation and other associated activities were completed. APS returned all three units to full power in August 1994 after implementing corrective measures.

Nuclear Facility Decommissioning

Edison's costs to decommission its nuclear generation facilities is estimated to be $1.7 billion in 1994 dollars. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde.

Edison is currently collecting $104,381,000 annually in rates for its share of decommissioning costs for San Onofre Units 1, 2, and 3, and Palo
<page 14>

Verde Units 1, 2, and 3. As of December 31, 1994, Edison's decommissioning trust funds totaled approximately $919,000,000 (market value).

Nuclear Facility Depreciation

In October 1994, the CPUC authorized Edison to accelerate recovery of its nuclear plant investments by $75,000,000 per year through 2011, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

Nuclear Insurance

Edison carries the maximum insurance coverage available to protect against losses from damage to its nuclear units and to provide some of its replacement energy costs in the unlikely event of an accident at any of its nuclear units. A description of this insurance is included in Note
10 of "Notes to Consolidated Financial Statements" incorporated herein. Although Edison believes an accident at its nuclear units is extremely unlikely, in the event of an accident, regardless of fault, Edison's insurance coverage might be inadequate to cover the losses to Edison. In addition, such an accident could result in NRC action to suspend operation of the damaged unit. Further, the NRC could suspend operation at Edison's undamaged nuclear units and the CPUC and FERC could deny rate recovery of related costs. Such an accident, therefore, could materially and adversely affect the operations and earnings of Edison.

Item 3.  Legal Proceedings

                                Antitrust Matters

Transphase Systems, Inc., filed a lawsuit on May 3, 1993, in the U.S. District Court for the Central District of California against Edison and San Diego Gas & Electric Company ("SDG&E"). Transphase alleged that the utilities willfully acquired and maintain monopoly power in the energy conservation industry, and that Transphase is competitively disadvantaged because it cannot directly access the DSM funds Edison collects from its ratepayers to fund DSM activities. The complaint sought $50,000,000 in damages before trebling. On October 7, 1993, the U.S. District Court dismissed Transphase's complaint with prejudice on three separate grounds. Transphase appealed the District Court's order to the Ninth Circuit Court of Appeals. The Ninth Circuit denied Transphase's appeal and request for a hearing en banc. On September 1, 1994, Transphase filed a petition for a writ of certiorari with the U.S. Supreme Court. The Supreme Court denied the writ on October 31, 1994.

                                  QF Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. The plaintiffs allege that the underpayments totaled at least $21,000,000 as of the filing of the amended complaint. In other court filings, plaintiffs contend that additional contract payments owing through the end of the contract term could total approximately $60,000,000. They also seek treble damages for the alleged restraint of trade violations, unspecified punitive damages, and an injunction to enjoin Edison from "future" unfair competition. On February 9, 1995, the court sustained some of Edison's demurrers to plaintiffs first amended complaint and overruled others. The
<page 15>

Court also granted plaintiffs 30 days in which to amend their complaint further. On or about March 9, 1995, plaintiffs filed a second amended complaint, realleging the substance of the claims included in the first amended complaint. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's ECAC.

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to Edison's position that there is only a single, 10-year period of fixed payments. On March 8, 1995, the court in the Kern County Superior Court case directed Edison to submit a proposed order that would deny a similar summary adjudication motion brought by the plaintiff in that case. Edison believes the March 1 ruling in the Los Angeles case is erroneous and has asked the court to reconsider its ruling. If the court declines to do so, Edison intends to seek the earliest possible appellate review of the March 1 ruling. Following the March 1 ruling, an eighth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first seven. Edison intends to respond to the complaint in the new lawsuit by denying its material allegations. The materiality of final judgments in favor of the plaintiffs would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

                            Environmental Litigation

California Department of Toxic Substances Control ("DTSC") Report of
Violation

On September 23, 1993, DTSC issued a Report of Violation to Edison, alleging various hazardous waste violations of the California Health & Safety Code at several Edison facilities. Edison has settled the matter with DTSC for an amount of $1,950,000. Of the $1,950,000, approximately $700,000 will be paid to other parties and allocated toward various educational programs. As an additional component of the settlement, the parties will negotiate a fee for service agreement to fund DTSC permitting and oversight costs. The total amount of those costs is estimated to be $1,500,000 to $2,000,000, which would be spread out over several years.

Electric and Magnetic Fields ("EMF")

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer as a result of EMF emitted from Edison facilities. The lawsuits, filed in Orange County Superior Court and served on Edison in June 1994 and January 1995, request compensatory and punitive damages. Although no specific damage amounts are alleged in the complaints, in subsequent court filings, plaintiffs estimated general and compensatory damages of $8,000,000 and $13,500,000, plus unspecified punitive damages. In August 1994, one of the co-defendants in the June 1994 action filed a cross-complaint against the other co-defendants, including Edison, requesting indemnification and
<page 16>
declaratory relief concerning the rights and responsibilities of the parties.

A third lawsuit was filed in Los Angeles County Superior Court and served on Edison in July 1994. The complaint requested an unspecified amount for compensatory damages allegedly arising out of exposure to EMF emitted from Edison facilities. On February 7, 1995, Edison's demurrer to the plaintiffs' complaint was sustained without leave to amend. The plaintiffs have waived their right to appeal and this matter has been concluded.

A fourth case, was filed in Orange County Superior Court and served on Edison in March 1995. The complaint seeks an unspecified amount of compensatory and punitive damages. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from Edison facilities which he alleges were not constructed in accordance with CPUC standards.

Edison believes that there is no proven scientific basis for the allegation that EMF is hazardous to health and, therefore, believes that the EMF lawsuits described above are without merit.

                      San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison, SDG&E, and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. In its response to the complaint, Edison denies plaintiffs' allegations. A pretrial conference is scheduled for May 1995, to set a trial date.

An Edison engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued Edison, SDG&E and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. Edison denies plaintiffs' allegations and is vigorously defending this action.

                      Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison have responded by denying the material allegations of the complaint and asserting several affirmative defenses. The parties are engaged in discovery, and no trial date has been set.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Pursuant to Form 10-K's General Instruction ("General Instruction") G(3), the following information is included as an additional item in Part I:
<page 17>

Executive Officers(1) of the Registrant

                         Age at
                         December                                          Effective
  Executive Officer      31, 1994         Company Position(2)               Date
  -----------------      ----------       -------------------              ---------
John E. Bryson            51       Chairman of the Board, Chief            October 1, 1990
                                   Executive Officer and Director
Bryant C. Danner          57       Senior Vice President and               July 1, 1992
                                   General Counsel
Alan J. Fohrer            44       Senior Vice President and               June 17, 1993
                                   Chief Financial Officer
Harold B. Ray             54       Senior Vice President (Power Systems)   June 1, 1990
Owens F. Alexander, Jr.   45       Vice President (Marketing)              April 4, 1994
Robert H. Bridenbecker    51       Vice President (Customer Solutions)     June 1, 1990
Vikram S. Budhraja        47       Vice President (Planning                February 1, 1992
                                   and Technology)
Richard K. Bushey         54       Vice President and Controller           January 1, 1984
Ronald Daniels            55       Vice President (Regulatory Projects)    August 10, 1992
John R. Fielder           49       Vice President (Regulatory Policy and   February 1, 1992
                                   Affairs)
Bruce C. Foster           42       Vice President (Regulatory Affairs)     January 1, 1995
Robert G. Foster          47       Vice President (Public Affairs)         November 18, 1993
Lawrence D. Hamlin        50       Vice President (Power Production)       February 1, 1992
Margaret H. Jordan        51       Vice President (Health Care and         December 7, 1992
                                   and Employee Services)
Russell W. Krieger        46       Vice President (Nuclear Generation)     June 17, 1993
J. Michael Mendez         53       Vice President (Regional Leadership)    February 8, 1993
C. Alex Miller            37       Vice President and Treasurer            January 1, 1995
Georgia R. Nelson         44       Vice President (Performance Support)    March 18, 1993
Richard M. Rosenblum      44       Vice President (Engineering and         June 17, 1993
                                   Technical Services)
Kenneth S. Stewart        43       Assistant General Counsel               November 19, 1992
                                   and Corporate Secretary

(1) Effective October 31, 1994, Lewis M. Phelps resigned from his position as Vice President of Edison.
(2) Messrs. Bryson, Danner, Bushey and Stewart hold the same positions with SCEcorp. Mr. Fohrer holds the office of Senior Vice President, Treasurer and Chief Financial Officer of SCEcorp. SCEcorp is the parent holding company of Edison.

None of Edison's executive officers are related to each other by blood or marriage. As set forth in Article IV of Edison's Bylaws, the officers of Edison are chosen annually by and serve at the pleasure of Edison's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of Edison for more than five years except for Bryant C. Danner, Owens F. Alexander, Jr., Bruce C. Foster and Margaret
H. Jordan. Those officers who have not held their present position for the past five years had the following business experience that period:

John E. Bryson            Executive Vice President                          January 1985 to
                          and Chief Financial Officer                       September 1990

Bryant C. Danner          Partner with Law Firm of                          January 1970 to
                          Latham & Watkins(1)(2)                            June 1992

Alan J. Fohrer            Senior Vice President, Treasurer and              January 1993 to
                          Chief Financial Officer                           May 1993
                          Vice President, Treasurer and                     April 1991 to
                          Chief Financial Officer                           January 1993
                          Assistant Treasurer and Manager -- Cost Control   September 1987 to
                                                                            March 1991

<page 18>

Harold B. Ray             Vice President -- Nuclear Engineering,            August 1989
                          Safety and Licensing                              to May 1990

Owens F. Alexander, Jr.   South Central Bell and                            January 1989 to
                          BellSouth Telecommunications                      March 1994
                          in Atlanta, Georgia(2)

                          Marketing Group Quality Director --               September 1991
                                                                            to February 1994
                          General Manager Customer Service --               March 1991 to
                                                                            August 1991
                          General Manager Business Marketing --             October 1988 to
                                                                            February 1991

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

Ronald Daniels            Vice President -- Revenue Requirements            August 1989 to
                                                                            July 1992

John R. Fielder           Vice President -- Information Services            January 1989 to
                                                                            January 1992

Bruce C. Foster           Regional Vice President (San Francisco Office)    January 1992 to
                                                                            December 1994
                          Vice President -- New England Electric(2)         January 1990 to
                                                                            December 1991

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

Margaret H. Jordan        Vice President -- Kaiser Foundation               March 1986 to
                          Health Plan of Texas(2)(3)                        December 1992

Russell W. Krieger        Station Manager (San Onofre)                      August 1990 to
                                                                            May 1993
                          Station Operations Manager (San Onofre)           August 1985 to
                                                                            July 1990

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

C. Alex Miller            Treasurer                                         June 1993 to
                                                                            January 1995
                          Assistant Treasurer                               April 1991 to
                                                                            May 1993
                          Manager of Financial Planning and                 September 1987
                          Regulatory Finance                                to March 1991

<page 19>

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

Richard M. Rosenblum      Manager of Nuclear Regulatory Affairs             June 1989 to
                                                                            May 1993
                          Manager of Nuclear Oversight                      September 1986 to
                                                                            May 1989

Kenneth S. Stewart        Assistant General Counsel                         March 1992 to
                                                                            November 1992
                          Senior Counsel                                    March 1989 to
                                                                            February 1992

(1) Prior to leaving the law firm of Latham & Watkins, Mr. Danner was in the firm's environmental department.
(2) This entity is not a parent, subsidiary or other affiliate of Edison.
(3) As Vice President of the Kaiser Foundation Health Plan of Texas, Ms. Jordan was responsible for serving over 124,000 members in 10 multispecialty medical offices in the Dallas/Fort Worth area.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in Edison's Annual Report to Shareholders for the year ended December 31, 1994, ("Annual Report") under "Quarterly Financial Data" on page 8 and is incorporated by reference pursuant to General Instruction G(2). As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of Edison is owned by SCEcorp and there is no market for such stock.

Item 6.   Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1990-1994" on page 1 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2 through 8 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.   Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in
Part IV. Other information responding to Item 8 is included in the Annual Report on page 8 under "Quarterly Financial Data" and on pages 9 through 25 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

<page 20>

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison is set forth in Part
I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item
10 is included in the Joint Proxy Statement ("Proxy Statement") filed with the Commission in connection with Edison's Annual Meeting of Shareholders to be held on April 20, 1995, under the heading "Election of Directors of SCEcorp and Edison," and is incorporated herein by reference pursuant to General Instruction G(3).

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements

The following items contained in the 1994 Annual Report to Shareholders are incorporated by reference in this report.

    Management's Discussion and Analysis of Results of Operations and
      Financial Condition
    Consolidated Statements of Income -- Years Ended December 31, 1994,
      1993 and 1992
    Consolidated Statements of Retained Earnings -- Years Ended December
      31, 1994, 1993 and 1992
    Consolidated Balance Sheets -- December 31, 1994, and 1993
    Consolidated Statements of Cash Flows -- Years Ended December 31, 1994,
      1993 and 1992
    Notes to Consolidated Financial Statements
    Responsibility for Financial Reporting
    Report of Independent Public Accountants

    (2)  Report of Independent Public Accountants and Schedules
         Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers.

                                                                                Page
                                                                                ----
       Report of Independent Public Accountants on Supplemental
         Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23
       Schedule II--Valuation and Qualifying Accounts for the Years
         Ended December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . .     24

<page 21>

Schedules I through V, except those referred to above, are omitted as not required or not applicable.

    (3)  Exhibits

    See Exhibit Index on page 28 of this report.

(b) Reports on Form 8-K

    None
<page 22>

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE




To Southern California Edison Company:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the 1994 Annual Report to Shareholders of Southern California Edison Company, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1995. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedule listed in Part IV of this Form 10-K which is the responsibility of the Company's management is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                    ARTHUR ANDERSEN LLP

Los Angeles, California
February 3, 1995





<page 23>

                       SOUTHERN CALIFORNIA EDISON COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1994


                                                Additions
                                        ------------------------
                              Balance at  Charged to Charged to               Balance
                             Beginning of  Costs and    Other                 at End
           Description          Period     Expenses   Accounts  Deductions   of Period
           -----------        ----------- ---------- ---------- ----------  ----------
                                                   (In thousands)

Group A:
  Uncollectible accounts --
    Customers . . . . . . . .  $ 15,664   $ 27,071    $    --   $ 21,735     $ 21,000
    All other . . . . . . . .     2,758      1,428         --      1,380        2,806
                               --------   --------    -------   --------     --------
      Total . . . . . . . . .  $ 18,422   $ 28,499    $    --   $ 23,115(a)  $ 23,806
                               ========   ========    =======   ========     ========

Group B:
  DOE Decontamination
    and Decommissioning . . .  $ 67,128   $     --    $  (452)(b)$ 10,191(c) $ 56,485
  Pension and benefits. . . .   131,764    147,037     23,931 (d)127,881(e)   174,851
  Insurance, casualty and
    other . . . . . . . . . .    67,703     67,197         --     55,173(f)    79,727
                               --------   --------    -------   --------     --------
      Total . . . . . . . . .  $266,595   $214,234    $23,479   $193,245     $311,063
                               ========   ========    =======   ========     ========

________________
(a) Accounts written off, net.

(b) Represents revision to estimate based on actual billings.

(c) Represents amounts paid.

(d) Primarily represents transfers from the accrued paid absence allowance account for required additions to the comprehensive disability plan accounts.

(e) Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.

(f) Amounts charged to operations that were not covered by insurance.
<page 24>

                       SOUTHERN CALIFORNIA EDISON COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1993


                                                Additions
                                        ------------------------
                              Balance at  Charged to Charged to               Balance
                             Beginning of  Costs and    Other                 at End
           Description          Period     Expenses   Accounts  Deductions   of Period
           -----------       ------------ ---------- ---------------------   ---------
                                                   (In thousands)

Group A:
  Uncollectible accounts --
    Customers . . . . . . . .  $  8,728   $ 38,310    $    --   $ 31,374     $ 15,664
    All other . . . . . . . .     4,591        (12)        --      1,821        2,758
                               --------   --------    -------   --------     --------
      Total . . . . . . . . .  $ 13,319   $ 38,298    $    --   $ 33,195(a)  $ 18,422
                               ========   ========    =======   ========     ========

Group B:
  Regulatory settlement . . .  $113,380   $ 10,620    $    --   $124,000(b)  $     --
  DOE Decontamination
    and Decommissioning . . .    53,136         --     19,156(c)   5,164(d)    67,128
  Pension and benefits. . . .   111,139     48,692     22,064(e)  50,131(f)   131,764
  Insurance, casualty and
    other . . . . . . . . . .    64,019     51,843         --     48,159(g)    67,703
                               --------   --------    -------   --------      -------
      Total . . . . . . . . .  $341,674   $111,155    $41,220   $227,454     $266,595
                               ========   ========    =======    =======     ========

_______________
(a) Accounts written off, net.

(b) Represents final settlement with the California Public Utilities Commission's Division of Ratepayer Advocates regarding affiliated company power purchases.

(c) Represents revision to estimate based on actual billings.

(d) Represents amounts paid.

(e) Primarily represents transfers from the accrued paid absence allowance account for required additions to the comprehensive disability plan accounts.

(f) Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.

(g) Amounts charged to operations that were not covered by insurance.


<page 25>

                       SOUTHERN CALIFORNIA EDISON COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1992


                                                Additions
                                        ------------------------
                              Balance at  Charged to Charged to               Balance
                             Beginning of  Costs and    Other                 at End
           Description          Period     Expenses   Accounts  Deductions   of Period
           -----------       ------------ ---------- ---------- ----------   ---------
                                                   (In thousands)

Group A:
  Uncollectible accounts --
    Customers . . . . . . . .  $  9,982   $ 22,805    $    --   $ 24,059     $  8,728
    All other . . . . . . . .     4,934      3,346         --      3,689        4,591
                               --------   --------    -------   --------     --------
      Total . . . . . . . . .  $ 14,916   $ 26,151    $    --   $ 27,748(a)  $ 13,319
                               ========   ========    =======   ========     ========

Group B:
  Regulatory settlement . . .  $124,000   $     --    $ 9,320(b)$ 19,940(c)  $113,380
  DOE decontamination
    and decommissioning . . .        --         --     53,136(d)      --       53,136
  Environmental cleanup . . .    40,000         --      5,000(e)  45,000(f)        --
  Pension and benefits. . . .   112,007     30,905     20,562(g)  52,335(h)   111,139
  Insurance, casualty and
    other . . . . . . . . . .    70,513     71,040         --     77,534(i)    64,019
                               --------   --------    -------   --------     --------
      Total . . . . . . . . .  $346,520   $101,945    $88,018   $194,809     $341,674
                               ========   ========    =======   ========     ========

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

(i) Amounts charged to operations that were not covered by insurance.
<page 26>

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHERN CALIFORNIA EDISON COMPANY


                                    By            W. J. Scilacci
                                       ----------------------------------
                                                  (W. J. Scilacci
                                                Assistant Treasurer)

                                    Date:  March 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                Title                    Date
    ---------                                -----                    ----

Principal Executive Officer:
   John E. Bryson*                   Chairman of the Board,       March 27, 1995
                                      Chief Executive Officer
                                      and Director
Principal Financial Officer:
   Alan J. Fohrer*                   Senior Vice President        March 27, 1995
                                      and Chief Financial Officer

Controller or Principal
   Accounting Officer:
   Richard K. Bushey*                Vice President and           March 27, 1995
                                      Controller
Majority of Board of Directors:
   Howard P. Allen*                  Director                     March 27, 1995
   N. Barker, Jr.*                   Director                     March 27, 1995
   Camilla C. Frost*                 Director                     March 27, 1995
   Walter B. Gerken*                 Director                     March 27, 1995
   Joan C. Hanley*                   Director                     March 27, 1995
   Carl F. Huntsinger*               Director                     March 27, 1995
   Charles D. Miller*                Director                     March 27, 1995
   J. J. Pinola*                     Director                     March 27, 1995
   James M. Rosser*                  Director                     March 27, 1995
   Henry T. Segerstrom*              Director                     March 27, 1995
   E. L. Shannon, Jr.*               Director                     March 27, 1995
   Robert H. Smith*                  Director                     March 27, 1995
   Daniel M. Tellep*                 Director                     March 27, 1995
   James D. Watkins*                 Director                     March 27, 1995
   Edward Zapanta*                   Director                     March 27, 1995


          W. J. Scilacci
*By -----------------------------------------
        (W. J. Scilacci, Attorney-in-fact)
<page 27>

                                     EXHIBIT INDEX


Exhibit
Number                                Description
-------                               -----------

 3.1 Restated Articles of Incorporation as amended through June 1, 1993 (File No. 1-2313)*
 3.2         Bylaws as adopted by the Board of Directors on February 16,
             1995
 4.1         Trust Indenture, dated as of October 1, 1923 (Registration
             No. 2-1369)*
 4.2         Supplemental Indenture, dated as of March 1, 1927
             (Registration No. 2-1369)*
 4.3 Second Supplemental Indenture, dated as of April 25, 1935 (Registration No. 2-1472)*
 4.4 Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
 4.5 Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
 4.6 Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
 4.7 Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
 4.8 Seventh Supplemental Indenture, dated as of January 15, 1948 (Registration No. 2-7369)*
 4.9 Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
 4.10 Ninth Supplemental Indenture, dated as of February 15, 1951 (Registration No. 2-8781)*
 4.11 Tenth Supplemental Indenture, dated as of August 15, 1951 (Registration No. 2-7968)*
 4.12 Eleventh Supplemental Indenture, dated as of August 15, 1953 (Registration No. 2-10396)*
 4.13 Twelfth Supplemental Indenture, dated as of August 15, 1954 (Registration No. 2-11049)*
 4.14 Thirteenth Supplemental Indenture, dated as of April 15, 1956 (Registration No. 2-12341)*
 4.15 Fourteenth Supplemental Indenture, dated as of February 15, 1957 (Registration No. 2-13030)*
 4.16 Fifteenth Supplemental Indenture, dated as of July 1, 1957 (Registration No. 2-13418)*
 4.17 Sixteenth Supplemental Indenture, dated as of August 15, 1957 (Registration No. 2-13516)*
 4.18 Seventeenth Supplemental Indenture, dated as of August 15, 1958 (Registration No. 2-14285)*
 4.19 Eighteenth Supplemental Indenture, dated as of January 15, 1960 (Registration No. 2-15906)*
 4.20 Nineteenth Supplemental Indenture, dated as of August 15, 1960 (Registration No. 2-16820)*
 4.21 Twentieth Supplemental Indenture, dated as of April 1, 1961 (Registration No. 2-17668)*
 4.22 Twenty-First Supplemental Indenture, dated as of May 1, 1962 (Registration No. 2-20221)*
 4.23        Twenty-Second Supplemental Indenture, dated as of
             October 15, 1962 (Registration No. 2-20791)*
 4.24 Twenty-Third Supplemental Indenture, dated as of May 15, 1963 (Registration No. 2-21346)*
 4.25        Twenty-Fourth Supplemental Indenture, dated as of
             February 15, 1964 (Registration No. 2-22056)*

<page 28>

                                     EXHIBIT INDEX


Exhibit
Number                                Description
-------                               -----------

 4.26        Twenty-Fifth Supplemental Indenture, dated as of
             February 1, 1965 (Registration No. 2-23082)*
 4.27 Twenty-Sixth Supplemental Indenture, dated as of May 1, 1966 (Registration No. 2-24835)*
 4.28        Twenty-Seventh Supplemental Indenture, dated as of
             August 15, 1966 (Registration No. 2-25314)*
 4.29 Twenty-Eighth Supplemental Indenture, dated as of May 1, 1967 (Registration No. 2-26323)*
 4.30        Twenty-Ninth Supplemental Indenture, dated as of
             February 1, 1968 (Registration No. 2-28000)*
 4.31 Thirtieth Supplemental Indenture, dated as of January 15, 1969 (Registration No. 2-31044)*
 4.32 Thirty-First Supplemental Indenture, dated as of October 1, 1969 (Registration No. 2-34839)*
 4.33        Thirty-Second Supplemental Indenture, dated as of
             December 1, 1970 (Registration No. 2-38713)*
 4.34        Thirty-Third Supplemental Indenture, dated as of
             September 15, 1971 (Registration No. 2-41527)*
 4.35        Thirty-Fourth Supplemental Indenture, dated as of
             August 15, 1972 (Registration No. 2-45046)*
 4.36        Thirty-Fifth Supplemental Indenture, dated as of
             February 1, 1974 (Registration No. 2-50039)*
 4.37 Thirty-Sixth Supplemental Indenture, dated as of July 1, 1974 (Registration No. 2-59199)*
 4.38        Thirty-Seventh Supplemental Indenture, dated as of
             November 1, 1974 (Registration No. 2-52160)*
 4.39 Thirty-Eighth Supplemental Indenture, dated as of March 1, 1975 (Registration No. 2-52776)*
 4.40 Thirty-Ninth Supplemental Indenture, dated as of March 15, 1976 (Registration No. 2-55463)*
 4.41 Fortieth Supplemental Indenture, dated as of July 1, 1977 (Registration No. 2-59199)*
 4.42 Forty-First Supplemental Indenture, dated as of November 1, 1978 (Registration No. 2-62609)*
 4.43 Forty-Second Supplemental Indenture, dated as of June 15, 1979 (File No. 1-2313)*
 4.44        Forty-Third Supplemental Indenture, dated as of
             September 15, 1979 (File No. 1-2313)*
 4.45 Forty-Fourth Supplemental Indenture, dated as of October 1, 1979 (Registration No. 2-65493)*
 4.46 Forty-Fifth Supplemental Indenture, dated as of April 1, 1980 (Registration No. 2-66896)*
 4.47        Forty-Sixth Supplemental Indenture, dated as of
             November 15, 1980 (Registration No. 2-69609)*
 4.48 Forty-Seventh Supplemental Indenture, dated as of May 15, 1981 (Registration No. 2-71948)*
 4.49 Forty-Eighth Supplemental Indenture, dated as of August 1, 1981 (File No. 1-2313)*
 4.50 Forty-Ninth Supplemental Indenture, dated as of December 1, 1981 (Registration No. 2-74339)*
 4.51 Fiftieth Supplemental Indenture, dated as of January 16, 1982 (File No. 1-2313)*
 4.52 Fifty-First Supplemental Indenture, dated as of April 15, 1982 (Registration No. 2-76626)*
<page 29>

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

<page 30>

                                     EXHIBIT INDEX


Exhibit
Number                                Description
-------                               -----------

 4.79 Seventy-Eighth Supplemental Indenture, dated as of June 15, 1990 (File No. 1-2313)*
 4.80 Seventy-Ninth Supplemental Indenture, dated as of August 15, 1990 (File No. 1-2313)*
 4.81 Eightieth Supplemental Indenture, dated as of December 1, 1990 (File No. 1-2313)*
 4.82 Eighty-First Supplemental Indenture, dated as of April 1, 1991 (File No. 1-2313)*
 4.83 Eighty-Second Supplemental Indenture, dated as of May 1, 1991 (File No. 1-2313)*
 4.84 Eighty-Third Supplemental Indenture, dated as of June 1, 1991 (File No. 1-2313)*
 4.85 Eighty-Fourth Supplemental Indenture, dated as of December 1, 1991 (File No. 1-2313)*
 4.86 Eighty-Fifth Supplemental Indenture, dated as of February 1, 1992 (File No. 1-2313)*
 4.87 Eighty-Sixth Supplemental Indenture, dated as of April 1, 1992 (File No. 1-2313)*
 4.88 Eighty-Seventh Supplemental Indenture, dated as of July 1, 1992 (File No. 1-2313)*
 4.89 Eighty-Eighth Supplemental Indenture, dated as of July 15 1992 (File No. 1-2313)*
 4.90 Eighty-Ninth Supplemental Indenture, dated as of December 1, 1992 (File No. 1-2313)*
 4.91 Ninetieth Supplemental Indenture, dated as of January 15, 1993 (File No. 1-2313)*
 4.92 Ninety-First Supplemental Indenture, dated as of March 1, 1993 (File No. 1-2313)*
 4.93        Ninety-Second Supplemental Indenture, dated as of June 1,
             1993
 4.94 Ninety-Third Supplemental Indenture, dated as of June 15, 1993 (File No. 1-2313)*
 4.95 Ninety-Fourth Supplemental Indenture, dated as of July 15, 1993 (File No. 1-2313)*
 4.96 Ninety-Fifth Supplemental Indenture, dated as of September 1, 1993 (File No. 1-2313)*
 4.97        Ninety-Sixth Supplemental Indenture, dated as of October
             1, 1993 (File No. 1-2313)*
 10.1        Executive Supplemental Benefit Program (File No. 1-2313)*
 10.2        1981 Deferred Compensation Agreement (File No. 1-2313)*
 10.3        1985 Deferred Compensation Agreement for Executives (File
             No. 1-2313)*
 10.4        1985 Deferred Compensation Agreement for Directors (File
             No. 1-2313)*
 10.5        1987 Deferred Compensation Plan for Executives (File No.
             1-2313)*
 10.6        1987 Deferred Compensation Plan for Directors (File No. 1-
             2313)*
 10.7        1988 Deferred Compensation Plan for Executives (File No.
             1-2313)*
<page 31>

                                     EXHIBIT INDEX


Exhibit
Number                                Description
-------                               -----------

 10.8        1988 Deferred Compensation Plan for Directors
             (File No. 1-2313)*
 10.9        1989 Deferred Compensation Plan for Executives
             (File No. 1-2313)*
 10.10       1989 Deferred Compensation Plan for Directors
             (File No. 1-2313)*
 10.11       1990 Deferred Compensation Plan for Executives
             (File No. 1-2313)*
 10.12       1990 Deferred Compensation Plan for Directors
             (File No. 1-2313)*
 10.13       Annual Deferred Compensation Plan for Executives
             (File No. 1-2313)*
 10.14       Annual Deferred Compensation Plan for Directors
             (File No. 1-2313)*
 10.15       Executive Retirement Plan (File No. 1-2313)*
 10.16       Employment Agreement with Jack K. Horton
             (File No. 1-2313)*
 10.17       Employment Agreement with Howard P. Allen
             (File No. 1-2313)*
 10.18       1991 Executive Incentive Compensation Plan
             (File No. 1-2313)*
 10.19       1992 Executive Incentive Compensation Plan
             (File No. 1-2313)*
 10.20       1993 Executive Incentive Compensation Plan (File No. 1-2313)*
 10.21       1994 Executive Incentive Compensation Plan
 10.22       Executive Disability and Survivor Benefit Program
 10.23       Retirement Plan for Directors (File No. 1-2313)*
 10.24       Long-Term Incentive Plan for Executive
             Officers (Registration No. 33-19541)*
 10.25       Estate and Financial Planning Program for Executive
             Officers (File No. 1-2313)*
 10.26       Consulting Agreement with Jack K. Horton (File
             No. 1-2313)*
 10.27       Consulting Agreement with Howard P. Allen (File
             No. 1-2313)*
 10.28       Consulting Agreement with Michael R. Peevey
             (File No. 1-2313)*
 10.29       Employment Agreement with Bryant C. Danner
             (File No. 1-2313)*
 12.         Computation of Ratios of Earnings to Fixed Charges
 13. Selected portions of the Annual Report to Shareholders for year ended December 31, 1994
 23.         Consent of Independent Public Accountants  -
             Arthur Andersen LLP
 24.1        Power of Attorney
 24.2        Certified copy of Resolution of Board of Directors
             Authorizing Signature
 27.         Financial Data Schedule

____________
* Incorporated by reference pursuant to Rule 12b-32.
<page 32>

                                                      EXHIBIT 3.2




     I, MOLLY K. BYRD, Assistant Secretary of SOUTHERN CALIFORNIA EDISON COMPANY, certify that the attached is an accurate and complete copy of the Bylaws of this corporation as amended, and in full force and effect as of this date.


Dated:  March 27, 1995


                                        Molly K. Byrd
                            ------------------------------------
                                     Assistant Secretary
                             SOUTHERN CALIFORNIA EDISON COMPANY

                        To Holders of the Company's Bylaws:





   Effective February 16, 1995, Article III, Section 6, was amended to eliminate the March and June regular Board meetings and change the hour of the regular Board meetings from 9:30 a.m. to 9:00 a.m.





                                KENNETH S. STEWART
                               Corporate Secretary












                                       BYLAWS

                                         OF

                         SOUTHERN CALIFORNIA EDISON COMPANY

                              AS AMENDED TO AND INCLUDING

                                   FEBRUARY 16, 1995

                              INDEX



                                                           Page
                                                           ----
                  ARTICLE I -- PRINCIPAL OFFICE

Section  1.  Principal Office . . . . . . . . . . . . . . .  1


                   ARTICLE II -- SHAREHOLDERS

Section  1.  Meeting Locations. . . . . . . . . . . . . . .  1
Section  2.  Annual Meetings. . . . . . . . . . . . . . . .  1
Section  3.  Special Meetings . . . . . . . . . . . . . . .  2
Section  4.  Notice of Annual or Special Meeting. . . . . .  2
Section  5.  Quorum . . . . . . . . . . . . . . . . . . . .  3
Section  6.  Adjourned Meeting and Notice Thereof . . . . .  4
Section  7.  Voting . . . . . . . . . . . . . . . . . . . .  4
Section  8.  Record Date. . . . . . . . . . . . . . . . . .  6
Section  9.  Consent of Absentees . . . . . . . . . . . . .  7
Section 10.  Action Without Meeting . . . . . . . . . . . .  7
Section 11.  Proxies. . . . . . . . . . . . . . . . . . . .  7
Section 12.  Inspectors of Election . . . . . . . . . . . .  8


                    ARTICLE III -- DIRECTORS

Section  1.  Powers . . . . . . . . . . . . . . . . . . . .  8
Section  2.  Number of Directors. . . . . . . . . . . . . .  9
Section  3.  Election and Term of Office. . . . . . . . . . 10
Section  4.  Vacancies. . . . . . . . . . . . . . . . . . . 10
Section  5.  Place of Meeting . . . . . . . . . . . . . . . 11
Section  6.  Regular Meetings . . . . . . . . . . . . . . . 11
Section  7.  Special Meetings . . . . . . . . . . . . . . . 11
Section  8.  Quorum . . . . . . . . . . . . . . . . . . . . 12
Section  9.  Participation in Meetings by Conference
             Telephone. . . . . . . . . . . . . . . . . . . 12
Section 10.  Waiver of Notice . . . . . . . . . . . . . . . 12
Section 11.  Adjournment. . . . . . . . . . . . . . . . . . 12
Section 12.  Fees and Compensation. . . . . . . . . . . . . 13
Section 13.  Action Without Meeting . . . . . . . . . . . . 13
Section 14.  Rights of Inspection . . . . . . . . . . . . . 13
Section 15.  Committees . . . . . . . . . . . . . . . . . . 13

                       ARTICLE IV -- OFFICERS

Section  1.  Officers . . . . . . . . . . . . . . . . . . . 14
Section  2.  Election . . . . . . . . . . . . . . . . . . . 14
Section  3.  Eligibility of Chairman or President . . . . . 15
Section  4.  Removal and Resignation. . . . . . . . . . . . 15
Section  5.  Appointment of Other Officers. . . . . . . . . 15
Section  6.  Vacancies. . . . . . . . . . . . . . . . . . . 15
Section  7.  Salaries . . . . . . . . . . . . . . . . . . . 15
Section  8.  Furnish Security for Faithfulness. . . . . . . 16
Section  9.  Chairman's Duties; Succession to Such Duties
             in Chairman's Absence or Disability            16
Section 10.  President's Duties . . . . . . . . . . . . . . 16
Section 11.  Chief Financial Officer. . . . . . . . . . . . 16
Section 12.  Vice President's Duties. . . . . . . . . . . . 17
Section 13.  General Counsel's Duties . . . . . . . . . . . 17
Section 14.  Associate General Counsel's and
             Assistant General Counsel's Duties . . . . . . 17
Section 15.  Controller's Duties. . . . . . . . . . . . . . 17
Section 16.  Assistant Controllers' Duties. . . . . . . . . 17
Section 17.  Treasurer's Duties . . . . . . . . . . . . . . 17
Section 18.  Assistant Treasurers' Duties . . . . . . . . . 18
Section 19.  Secretary's Duties . . . . . . . . . . . . . . 18
Section 20.  Assistant Secretaries' Duties. . . . . . . . . 19
Section 21.  Secretary Pro Tempore. . . . . . . . . . . . . 19
Section 22.  Election of Acting Treasurer or
             Acting Secretary . . . . . . . . . . . . . . . 19
Section 23.  Performance of Duties. . . . . . . . . . . . . 19


ARTICLE V -- OTHER PROVISIONS

Section  1.  Inspection of Corporate Records. . . . . . . . 20
Section  2.  Inspection of Bylaws . . . . . . . . . . . . . 20
Section  3.  Contracts and Other Instruments, Loans,
             Notes and Deposits of Funds                    21
Section  4.  Certificates of Stock. . . . . . . . . . . . . 21
Section  5.  Transfer Agent, Transfer Clerk and Registrar . 22
Section  6.  Representation of Shares of Other
             Corporations . . . . . . . . . . . . . . . . . 22

Section  7.  Stock Purchase Plans . . . . . . . . . . . . . 22
Section  8.  Fiscal Year and Subdivisions . . . . . . . . . 23
Section  9.  Construction and Definitions . . . . . . . . . 23


ARTICLE VI -- INDEMNIFICATION

Section  1.  Indemnification of Directors and Officers. . . 23
Section  2.  Indemnification of Employees and Agents. . . . 25
Section  3.  Right of Directors and Officers to
             Bring Suit . . . . . . . . . . . . . . . . . . 25
Section  4.  Successful Defense . . . . . . . . . . . . . . 26
Section  5.  Non-Exclusivity of Rights. . . . . . . . . . . 26
Section  6.  Insurance. . . . . . . . . . . . . . . . . . . 26
Section  7.  Expenses as a Witness. . . . . . . . . . . . . 26
Section  8.  Indemnity Agreements . . . . . . . . . . . . . 27
Section  9.  Separability . . . . . . . . . . . . . . . . . 27
Section 10.  Effect of Repeal or Modification . . . . . . . 27


               ARTICLE VII -- EMERGENCY PROVISIONS

Section  1.  General. . . . . . . . . . . . . . . . . . . . 27
Section  2.  Unavailable Directors. . . . . . . . . . . . . 28
Section  3.  Authorized Number of Directors . . . . . . . . 28
Section  4.  Quorum . . . . . . . . . . . . . . . . . . . . 28
Section  5.  Creation of Emergency Committee. . . . . . . . 28
Section  6.  Constitution of Emergency Committee. . . . . . 28
Section  7.  Powers of Emergency Committee. . . . . . . . . 29
Section  8.  Directors Becoming Available . . . . . . . . . 29
Section  9.  Election of Board of Directors . . . . . . . . 29
Section 10.  Termination of Emergency Committee . . . . . . 29


                   ARTICLE VIII -- AMENDMENTS

Section  1.  Amendments . . . . . . . . . . . . . . . . . . 30

                                   BYLAWS

            Bylaws for the regulation, except as otherwise provided
                    by statute or its Articles of Incorporation

                                        of

                         SOUTHERN CALIFORNIA EDISON COMPANY

                             AS AMENDED TO AND INCLUDING
                                   FEBRUARY 16, 1995


                            ARTICLE I -- PRINCIPAL OFFICE

Section 1. Principal Office.

     The Edison General Office, situated at 2244 Walnut Grove Avenue, in the City of Rosemead, County of Los Angeles, State of California, is hereby fixed as the principal office for the transaction of the business of the corporation.


                          ARTICLE II -- SHAREHOLDERS

Section 1. Meeting Locations.

     All meetings of shareholders shall be held at the principal office of the corporation or at such other place or places within or without the State of California as may be designated by the Board of Directors (the "Board"). In the event such places shall prove inadequate in capacity for any meeting of shareholders, an adjournment may be taken to and the meeting held at such other place of adequate capacity as may be designated by the officer of the corporation presiding at such meeting.

Section 2. Annual Meetings.

     The annual meeting of shareholders shall be held on the third Thursday of the month of April of each year at 10:00 a.m. on said day to elect directors to hold office for the year next ensuing and until their successors shall be elected, and to consider and act upon such other matters as may lawfully be presented to such meeting; provided, however, that should said day fall upon a legal holiday, then any such annual meeting of shareholders shall be held at the same time and place on the next day thereafter ensuing which is not a legal holiday.

ARTICLE II




Section 3. Special Meetings.

     Special meetings of the shareholders may be called at any time by the Board, the Chairman of the Board, the President, or upon written request of any three members of the Board, or by the holders of shares entitled to cast not less than ten percent of the votes at such meeting. Upon request in writing to the Chairman of the Board, the President, any Vice President or the Secretary by any person (other than the Board) entitled to call a special meeting of shareholders, the officer forthwith shall cause notice to be given to the shareholders entitled to vote that a meeting will be held at a time requested by the person or persons calling the meeting, not less than thirty-five nor more than sixty days after the receipt of the request. If the notice is not given within twenty days after receipt of the request, the persons entitled to call the meeting may give the notice.

Section 4. Notice of Annual or Special Meeting.

     Written notice of each annual or special meeting of shareholders shall be given not less than ten (or if sent by third-class mail, thirty) nor more than sixty days before the date of the meeting to each shareholder entitled to vote thereat. Such notice shall state the place, date, and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or (ii) in the case of an annual meeting, those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders, but, subject to the provisions of applicable law and these Bylaws, any proper matter may be presented at an annual meeting for such action. The notice of any special or annual meeting at which directors are to be elected shall include the names of nominees intended at the time of the notice to be presented by the Board for election. For any matter to be presented by a shareholder at an annual meeting held after December 31, 1993, including the nomination of any person (other than a person nominated by or at the direction of the Board) for election to the Board, written notice must be received by the Secretary of the corporation from the shareholder not less than sixty nor more than one hundred twenty days prior to the date of the annual meeting specified in these Bylaws and to which the shareholder's notice relates; provided however, that in the event the annual meeting to which the shareholder's written notice relates is to be held on a date which is more than thirty days earlier than the date of the annual meeting specified in these Bylaws, the notice from a shareholder must be received by the Secretary not later than the close of business on the tenth day following the date on which public disclosure of the date of the annual meeting was made or given to the shareholders. The shareholder's notice to the Secretary shall set forth (a) a brief description of each matter to be presented at the annual meeting by the shareholder; (b) the name and address, as they appear on the corporation's books, of the shareholder;
(c) the class and number of shares of the corporation

                                                       ARTICLE II




which are beneficially owned by the shareholder; and (d) any material interest of the shareholder in the matters to be presented. Any shareholder who intends to nominate a candidate for election as a director shall also set forth in such a notice (i) the name, age, business address and residence address of each nominee that he or she intends to nominate at the meeting, (ii) the principal occupation or employment of each nominee, (iii) the number of shares of capital stock of the corporation beneficially owned by each nominee, and (iv) any other information concerning the nominee that would be required under the rules of the Securities and Exchange Commission in a proxy statement soliciting proxies for the election of the nominee. The notice shall also include a consent, signed by the shareholder's nominees, to serve as a director of the corporation if elected. Notwithstanding anything in these Bylaws to the contrary, and subject to the provisions of any applicable law, no business shall be conducted at a special or annual meeting except in accordance with the procedures set forth in this Section 4.

     Notice of a shareholders' meeting shall be given either personally or by first-class mail (or, if the outstanding shares of the corporation are held of record by 500 or more persons on the record date for the meeting, by third-class mail) or by other means of written communication, addressed to the shareholder at the address of such shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice; or, if no such address appears or is given, at the place where the principal office of the corporation is located or by publication at least once in a newspaper of general circulation in the county in which the principal office is located. Notice by mail shall be deemed to have been given at the time a written notice is deposited in the United States mails, postage prepaid. Any other written notice shall be deemed to have been given at the time it is personally delivered to the recipient or is delivered to a common carrier for transmission, or actually transmitted by the person giving the notice by electronic means, to the recipient.

Section 5. Quorum.

     A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders. The affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by law or the Articles; provided, however, that the shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to have less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

ARTICLE II




Section 6. Adjourned Meeting and Notice Thereof.

     Any shareholders' meeting, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares, the holders of which are either present in person or represented by proxy thereat, but in the absence of a quorum (except as provided in Section 5 of this Article) no other business may be transacted at such meeting.

     It shall not be necessary to give any notice of the time and place of the adjourned meeting or of the business to be transacted thereat, other than by announcement at the meeting at which such adjournment is taken. At the adjourned meeting, the corporation may transact any business which might have been transacted at the original meeting. However, when any shareholders' meeting is adjourned for more than forty-five days or, if after adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given as in the case of an original meeting.

Section 7. Voting.

     The shareholders entitled to notice of any meeting or to vote at any such meeting shall be only persons in whose name shares stand on the stock records of the corporation on the record date determined in accordance with Section 8 of this Article.

     Voting shall in all cases be subject to the provisions of Chapter 7 of the California General Corporation Law, and to the following provisions:

     (a) Subject to clause (g), shares held by an administrator, executor, guardian, conservator or custodian may be voted by such holder either in person or by proxy, without a transfer of such shares into the holder's name; and shares standing in the name of a trustee may be voted by the trustee, either in person or by proxy, but no trustee shall be entitled to vote shares held by such trustee without a transfer of such shares into the trustee's name.

     (b) Shares standing in the name of a receiver may be voted by such receiver; and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into the receiver's name if authority to do so is contained in the order of the court by which such receiver was appointed.

                                                       ARTICLE II




     (c) Subject to the provisions of Section 705 of the California General Corporation Law and except where otherwise agreed in writing between the parties, a shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

     (d) Shares standing in the name of a minor may be voted and the corporation may treat all rights incident thereto as exercisable by the minor, in person or by proxy, whether or not the corporation has notice, actual or constructive, of the non-age unless a guardian of the minor's property has been appointed and written notice of such appointment given to the corporation.

     (e) Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent or proxyholder as the bylaws of such other corporation may prescribe or, in the absence of such provision, as the Board of Directors of such other corporation may determine or, in the absence of such determination, by the chairman of the board, president or any vice president of such other corporation, or by any other person authorized to do so by the chairman of the board, president or any vice president of such other corporation. Shares which are purported to be voted or any proxy purported to be executed in the name of a corporation (whether or not any title of the person signing is indicated) shall be presumed to be voted or the proxy executed in accordance with the provisions of this subdivision, unless the contrary is shown.

     (f) Shares of the corporation owned by any of its subsidiaries shall not be entitled to vote on any matter.

     (g) Shares of the corporation held by the corporation in a fiduciary capacity, and shares of the corporation held in a fiduciary capacity by any of its subsidiaries, shall not be entitled to vote on any matter, except to the extent that the settlor or beneficial owner possesses and exercises a right to vote or to give the corporation binding instructions as to how to vote such shares.

     (h) If shares stand of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, husband and wife as community property, tenants by the entirety, voting trustees, persons entitled to vote under a shareholder voting agreement or otherwise, or if two or more persons (including proxyholders) have the same fiduciary relationship respecting the same shares, unless the secretary of the corporation is given written notice to the contrary and is furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect:

ARTICLE II



     (i)     If only one votes, such act binds all;

     (ii) If more than one vote, the act of the majority so voting binds all;

     (iii) If more than one vote, but the vote is evenly split on any particular matter, each faction may vote the securities in question proportionately.

If the instrument so filed or the registration of the shares shows that any such tenancy is held in unequal interests, a majority or even split for the purpose of this section shall be a majority or even split in interest.

     No shareholder of any class of stock of this corporation shall be entitled to cumulate votes at any election of directors of this corporation.

     Elections for directors need not be by ballot; provided, however, that all elections for directors must be by ballot upon demand made by a shareholder at the meeting and before the voting begins.

     In any election of directors, the candidates receiving the highest number of votes of the shares entitled to be voted for them up to the number of directors to be elected by such shares are elected.

Section 8. Record Date.

     The Board may fix, in advance, a record date for the determination of the shareholders entitled to notice of any meeting or to vote or entitled to receive payment of any dividend or other distribution, or any allotment of rights, or to exercise rights in respect of any other lawful action. The record date so fixed shall be not more than sixty days nor less than ten days prior to the date of the meeting nor more than sixty days prior to any other action. When a record date is so fixed, only shareholders of record at the close of business on that date are entitled to notice of and to vote at the meeting or to receive the dividend, distribution, or allotment of rights, or to exercise the rights, as the case may be, notwithstanding any transfer of shares on the books of the corporation after the record date, except as otherwise provided by law or these Bylaws. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting unless the Board fixes a new record date for the adjourned meeting. The Board shall fix a new record date if the meeting is adjourned for more than forty-five days.

     If no record date is fixed by the Board, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business

                                                       ARTICLE II




day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held. The record date for determining shareholders for any purpose other than as set forth in this Section 8 or
Section 10 of this Article shall be at the close of business on the day on which the Board adopts the resolution relating thereto, or the sixtieth day prior to the date of such other action, whichever is later.

Section 9. Consent of Absentees.

     The transactions of any meeting of shareholders, however called and noticed, and wherever held, are as valid as though had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person or by proxy, signs a written waiver of notice or a consent to the holding of the meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Neither the business to be transacted at nor the purpose of any regular or special meeting of shareholders need be specified in any written waiver of notice, consent to the holding of the meeting or approval of the minutes thereof, except as provided in Section 601 (f) of the California General Corporation Law.

Section 10. Action Without Meeting.

     Subject to Section 603 of the California General Corporation Law, any action which, under any provision of the California General Corporation Law, may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Unless a record date for voting purposes be fixed as provided in
Section 8 of this Article, the record date for determining shareholders entitled to give consent pursuant to this Section 10, when no prior action by the Board has been taken, shall be the day on which the first written consent is given.

Section 11. Proxies.

     Every person entitled to vote shares has the right to do so either in person or by one or more persons, not to exceed three, authorized by a written proxy executed by such shareholder and filed with the Secretary. Subject to the following sentence, any proxy duly executed continues in full force and effect until revoked by the person executing it prior to the vote pursuant thereto by a writing delivered to the corporation stating that the proxy is revoked or by a

ARTICLE III




subsequent proxy executed by the person executing the prior proxy and presented to the meeting, or by attendance at the meeting and voting in person by the person executing the proxy; provided, however, that a proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted, written notice of such death or incapacity is received by this corporation. No proxy shall be valid after the expiration of eleven months from the date of its execution unless otherwise provided in the proxy.

 Section 12.    Inspectors of Election.

     In advance of any meeting of shareholders, the Board may appoint any persons other than nominees as inspectors of election to act at such meeting and any adjournment thereof. If inspectors of election are not so appointed, or if any persons so appointed fail to appear or refuse to act, the chairman of any such meeting may, and on the request of any shareholder or shareholder's proxy shall, make such appointments at the meeting. The number of inspectors shall be either one or three. If appointed at a meeting on the request of one or more shareholders or proxies, the majority of shares present shall determine whether one or three inspectors are to be appointed.

     The duties of such inspectors shall be as prescribed by Section 707
(b) of the California General Corporation Law and shall include: determining the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies; receiving votes, ballots or consents; hearing and determining all challenges and questions in any way arising in connection with the right to vote; counting and tabulating all votes or consents; determining when the polls shall close; determining the result; and doing such acts as may be proper to conduct the election or vote with fairness to all shareholders. If there are three inspectors of election, the decision, act or certificate of a majority is effective in all respects as the decision, act or certificate of all. Any report or certificate made by the inspectors of election is prima facie evidence of the facts stated therein.


                         ARTICLE III -- DIRECTORS

Section 1. Powers.

     Subject to limitations of the Articles, of these Bylaws and of the California General Corporation Law relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate

                                                      ARTICLE III




powers shall be exercised by or under the direction of the Board. The Board may delegate the management of the day-to-day operation of the business of the corporation provided that the business and affairs of the corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board. Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the Board shall have the following powers in addition to the other powers enumerated in these Bylaws:

     (a) To select and remove all the other officers, agents and employees of the corporation, prescribe the powers and duties for them as may not be inconsistent with law, with the Articles or these Bylaws, fix their compensation and require from them security for faithful service.

     (b) To conduct, manage and control the affairs and business of the corporation and to make such rules and regulations therefor not inconsistent with law, or with the Articles or these Bylaws, as they may deem best.

     (c) To adopt, make and use a corporate seal, and to prescribe the forms of certificates of stock, and to alter the form of such seal and of such certificates from time to time as in their judgment they may deem best.

     (d) To authorize the issuance of shares of stock of the corporation from time to time, upon such terms and for such consideration as may be lawful.

     (e) To borrow money and incur indebtedness for the purposes of the corporation, and to cause to be executed and delivered therefor, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations or other evidences of debt and securities therefor.

Section 2. Number of Directors.

     The authorized number of directors shall be not less than fifteen nor more than twenty until changed by amendment of the Articles or by a Bylaw duly adopted by the shareholders. The exact number of directors shall be fixed, within the limits specified, by the Board by adoption of a resolution or by the shareholders in the same manner provided in these Bylaws for the amendment thereof.

ARTICLE III




Section 3. Election and Term of Office.

     The directors shall be elected at each annual meeting of the shareholders, but if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose. Each director shall hold office until the next annual meeting and until a successor has been elected and qualified.

Section 4. Vacancies.

     Any director may resign effective upon giving written notice to the Chairman of the Board, the President, the Secretary or the Board, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation is effective at a future time, a successor may be elected to take office when the resignation becomes effective.

     Vacancies in the Board, except those existing as a result of a removal of a director, may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, and each director so elected shall hold office until the next annual meeting and until such director's successor has been elected and qualified. Vacancies existing as a result of a removal of a director may be filled by the shareholders as provided by law.

     A vacancy or vacancies in the Board shall be deemed to exist in case of the death, resignation or removal of any director, or if the authorized number of directors be increased, or if the shareholders fail, at any annual or special meeting of shareholders at which any director or directors are elected, to elect the full authorized number of directors to be voted for at that meeting.

     The Board may declare vacant the office of a director who has been declared of unsound mind by an order of court or convicted of a felony.

     The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors. Any such election by written consent other than to fill a vacancy created by removal requires the consent of a majority of the outstanding shares entitled to vote. If the Board accepts the resignation of a director tendered to take effect at a future time, the Board or the shareholders shall have power to elect a successor to take office when the resignation is to become effective.

     No reduction of the authorized number of directors shall have the effect of removing any director prior to the expiration of the director's term of office.

                                                      ARTICLE III




Section 5. Place of Meeting.

     Regular or special meetings of the Board shall be held at any place within or without the State of California which has been designated from time to time by the Board or as provided in these Bylaws. In the absence of such designation, regular meetings shall be held at the principal office of the corporation.

Section 6. Regular Meetings.

     Promptly following each annual meeting of shareholders the Board shall hold a regular meeting for the purpose of organization, election of officers and the transaction of other business.

     Regular meetings of the Board shall be held at the principal office of the corporation without notice on the third Thursday of each month, except the months of March, June, August and December, at the hour of 9:00 a.m. or as soon thereafter as the regular meeting of the Board of Directors of SCEcorp is adjourned. Call and notice of all regular meetings of the Board are not required.

Section 7. Special Meetings.

     Special meetings of the Board for any purpose or purposes may be called at any time by the Chairman of the Board, the President, any Vice President, the Secretary or by any two directors.

     Special meetings of the Board shall be held upon four days' written notice or forty-eight hours' notice given personally or by telephone, telegraph, telex, facsimile, electronic mail or other similar means of communication. Any such notice shall be addressed or delivered to each director at such director's address as it is shown upon the records of the corporation or as may have been given to the corporation by the director for purposes of notice or, if such address is not shown on such records or is not readily ascertainable, at the place in which the meetings of the directors are regularly held. The notice need not specify the purpose of such special meeting.

     Notice by mail shall be deemed to have been given at the time a written notice is deposited in the United States mail, postage prepaid. Any other written notice shall be deemed to have been given at the time it is personally delivered to the recipient or is delivered to a common carrier for transmission, or actually

ARTICLE III




transmitted by the person giving the notice by electronic means to the recipient. Oral notice shall be deemed to have been given at the time it is communicated, in person or by telephone, radio or other similar means to the recipient or to a person at the office of the recipient who the person giving the notice has reason to believe will promptly communicate it to the recipient.

Section 8. Quorum.

     One-third of the number of authorized directors constitutes a quorum of the Board for the transaction of business, except to adjourn as provided in Section II of this Article. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board, unless a greater number is required by law or by the Articles; provided, however, that a meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for such meeting.

Section 9. Participation in Meetings by Conference Telephone.

     Members of the Board may participate in a meeting through use of conference telephone or similar communications equipment, so long as all members participating in such meeting can hear one another. Such participation constitutes presence in person at such meeting.

Section 10. Waiver of Notice.

     The transactions of any meeting of the Board, however called and noticed or wherever held, are as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, a consent to holding such meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

Section 11. Adjournment.

     A majority of the directors present, whether or not a quorum is present, may adjourn any directors' meeting to another time and place. Notice of the time and place of holding an adjourned meeting need not be given to absent directors if the time and place is fixed at the meeting adjourned. If the meeting is adjourned for more than twenty-four hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to the directors who were not present at the time of the adjournment.

                                                      ARTICLE III




Section 12. Fees and Compensation.

     Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement for expenses, as may be fixed or determined by the Board.

Section 13. Action Without Meeting.

     Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board shall individually or collectively consent in writing to such action. Such written consent or consents shall have the same force and effect as a unanimous vote of the Board and shall be filed with the minutes of the proceedings of the Board.

Section 14. Rights of Inspection.

     Every director shall have the absolute right at any reasonable time to inspect and copy all books, records and documents of every kind and to inspect the physical properties of the corporation and also of its subsidiary corporations, domestic or foreign. Such inspection by a director may be made in person or by agent or attorney and includes the right to copy and make extracts.

Section 15. Committees.

     The Board may appoint one or more committees, each consisting of two or more directors, to serve at the pleasure of the Board. The Board may delegate to such committees any or all of the authority of the Board except with respect to:

     (a) The approval of any action for which the California General Corporation Law also requires shareholders' approval or approval of the outstanding shares;

     (b)   The filling of vacancies on the Board or in any committee;

     (c) The fixing of compensation of the directors for serving on the Board or on any committee;

     (d)   The amendment or repeal of Bylaws or the adoption of new
Bylaws;

     (e) The amendment or repeal of any resolution of the Board which by its express terms is not so amendable or repealable;

ARTICLE IV




     (f) A distribution to the shareholders of the corporation except at a rate or in a periodic amount or within a price range determined by the Board; or

     (g) The appointment of other committees of the Board or the members thereof.

     Any such committee, or any member or alternate member thereof, must be appointed by resolution adopted by a majority of the exact number of authorized directors as specified in Section 2 of this Article. The Board shall have the power to prescribe the manner and timing of giving of notice of regular or special meetings of any committee and the manner in which proceedings of any committee shall be conducted. In the absence of any such prescription, such committee shall have the power to prescribe the manner in which its proceedings shall be conducted. Unless the Board or such committee shall otherwise provide, the regular and special meetings and other actions of any such committee shall be governed by the provisions of this Article applicable to meetings and actions of the Board. Minutes shall be kept of each meeting of each committee.


                            ARTICLE IV -- OFFICERS

Section 1. Officers.

     The officers of the corporation shall be a Chairman of the Board, a President, a Chief Financial Officer, one or more Vice Presidents, a General Counsel, one or more Associate General Counsel, one or more Assistant General Counsel, a Controller, one or more Assistant Controllers, a Treasurer, one or more Assistant Treasurers, a Secretary and one or more Assistant Secretaries, and such other officers as may be elected or appointed in accordance with Section 5 of this Article. The Board, the Chairman of the Board or the President may confer a special title upon any Vice President not specified herein. Any number of offices of the corporation may be held by the same person.

Section 2. Election.

     The officers of the corporation, except such officers as may be elected or appointed in accordance with the provisions of Section 5 or
Section 6 of this Article, shall be chosen annually by, and shall serve at the pleasure of the Board, and shall hold their respective offices until their resignation, removal, or other disqualification from service, or until their respective successors shall be elected.

                                                       ARTICLE IV




Section 3. Eligibility of Chairman or President.

     No person shall be eligible for the office of Chairman of the Board or President unless such person is a member of the Board of the corporation; any other officer may or may not be a director.

Section 4. Removal and Resignation.

     Any officer may be removed, either with or without cause, by the Board at any time or by any officer upon whom such power or removal may be conferred by the Board. Any such removal shall be without prejudice to the rights, if any, of the officer under any contract of employment of the officer.

     Any officer may resign at any time by giving written notice to the corporation, but without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 5. Appointment of Other Officers.

     The Board may appoint such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in the Bylaws or as the Board may from time to time determine.

Section 6. Vacancies.

     A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled at any time deemed appropriate by the Board in the manner prescribed in these Bylaws for regular election or appointment to such office.

Section 7.  Salaries.

     The salaries of the Chairman of the Board, President, Chief
Financial Officer, Vice Presidents, General Counsel, Controller, Treasurer and Secretary of the corporation shall be fixed by the Board. Salaries of all other officers shall be as approved from time to time by the chief executive officer.

ARTICLE IV




Section 8. Furnish Security for Faithfulness.

     Any officer or employee shall, if required by the Board, furnish to the corporation security for faithfulness to the extent and of the character that may be required.

Section 9. Chairman's Duties; Succession to Such Duties in Chairman's
           Absence or Disability.

     The Chairman of the Board shall be the chief executive officer of the corporation and shall preside at all meetings of the shareholders and of the Board. Subject to the Board, the Chairman of the Board shall have charge of the business of the corporation, including the construction of its plants and properties and the operation thereof. The Chairman of the Board shall keep the Board fully informed, and shall freely consult them concerning the business of the corporation.

     In the absence or disability of the Chairman of the Board, the President shall act as the chief executive officer of the corporation; in the absence or disability of the Chairman of the Board and the President, the next in order of election by the Board of the Vice Presidents shall act as chief executive officer of the corporation.

     In the absence or disability of the Chairman of the Board, the President shall act as Chairman of the Board at meetings of the Board; in the absence or disability of the Chairman of the Board and the President, the next, in order of election by the Board, of the Vice Presidents who is a member of the Board shall act as Chairman of the Board at any such meeting of the Board; in the absence or disability of the Chairman of the Board, the President, and such Vice Presidents who are members of the Board, the Board shall designate a temporary Chairman to preside at any such meeting of the Board.

Section 10. President's Duties.

     The President shall perform such other duties as the Chairman of the Board shall delegate or assign to such officer.

Section 11. Chief Financial Officer.

     The Chief Financial Officer of the corporation shall be the chief consulting officer in all matters of financial import and shall have control over all financial matters concerning the corporation.

                                                       ARTICLE IV




Section 12. Vice Presidents' Duties.

     The Vice Presidents shall perform such other duties as the chief executive officer shall designate.

Section 13. General Counsel's Duties.

     The General Counsel shall be the chief consulting officer of the corporation in all legal matters and, subject to the chief executive officer, shall have control over all matters of legal import concerning the corporation.

Section 14. Associate General Counsel's and Assistant General Counsel's
            Duties.

     The Associate General Counsel shall perform such of the duties of the General Counsel as the General Counsel shall designate, and in the absence or disability of the General Counsel, the Associate General Counsel, in order of election to that office by the Board at its latest organizational meeting, shall perform the duties of the General Counsel. The Assistant General Counsel shall perform such duties as the General Counsel shall designate.

Section 15. Controller's Duties.

     The Controller shall be the chief accounting officer of the Corporation and, subject to the Chief Financial Officer, shall have control over all accounting matters concerning the Corporation and shall perform such other duties as the Chief Executive Officer shall designate.

Section 16. Assistant Controllers' Duties.

     The Assistant Controllers shall perform such of the duties of the Controller as the Controller shall designate, and in the absence or disability of the Controller, the Assistant Controllers, in order of election to that office by the Board at its latest organizational meeting, shall perform the duties of the Controller.

Section 17. Treasurer's Duties.

     It shall be the duty of the Treasurer to keep in custody or control all money, stocks, bonds, evidences of debt, securities and other items of value that may belong to, or be in the possession or control of, the corporation, and to dispose of the same in such manner as the Board or the chief executive officer may direct, and to perform all acts incident to the position of Treasurer.

ARTICLE IV




Section 18. Assistant Treasurers' Duties.

     The Assistant Treasurers shall perform such of the duties of the Treasurer as the Treasurer shall designate, and in the absence or disability of the Treasurer, the Assistant Treasurers, in order of election to that office by the Board at its latest organizational meeting, shall perform the duties of the Treasurer, unless action is taken by the Board as contemplated in Article IV, Section 22.

Section 19. Secretary's Duties.

     The Secretary shall keep or cause to be kept full and complete records of the proceedings of shareholders, the Board and its committees at all meetings, and shall affix the corporate seal and attest by signing copies of any part thereof when required.

     The Secretary shall keep, or cause to be kept, a copy of the Bylaws of the corporation at the principal office in accordance with Section 213 of the California General Corporation Law.

     The Secretary shall be the custodian of the corporate seal and shall affix it to such instruments as may be required.

     The Secretary shall keep on hand a supply of blank stock certificates of such forms as the Board may adopt.

     The Secretary shall serve or cause to be served by publication or otherwise, as may be required, all notices of meetings and of other corporate acts that may by law or otherwise be required to be served, and shall make or cause to be made and filed in the principal office of the corporation, the necessary certificate or proofs thereof.

     An affidavit of mailing of any notice of a shareholders' meeting or of any report, in accordance with the provisions of Section 601 (b) of the California General Corporation Law, executed by the Secretary shall be prima facie evidence of the fact that such notice or report had been duly given.

     The Secretary may, with the Chairman of the Board, the President, or a Vice President, sign certificates of ownership of stock in the corporation, and shall cause all certificates so signed to be delivered to those entitled thereto.

     The Secretary shall keep all records required by the California General Corporation Law.

                                                       ARTICLE IV




     The Secretary shall generally perform the duties usual to the office of secretary of corporations, and such other duties as the chief executive officer shall designate.

Section 20. Assistant Secretaries' Duties.

     Assistant Secretaries shall perform such of the duties of the Secretary as the Secretary shall designate, and in the absence or disability of the Secretary, the Assistant Secretaries, in the order of election to that office by the Board at its latest organizational meeting, shall perform the duties of the Secretary, unless action is taken by the Board as contemplated in Article IV, Sections 21 and 22 of these Bylaws.

Section 21. Secretary Pro Tempore.

     At any meeting of the Board or of the shareholders from which the Secretary is absent, a Secretary pro tempore may be appointed and act.

Section 22. Election of Acting Treasurer or Acting Secretary.

     The Board may elect an Acting Treasurer, who shall perform all the duties of the Treasurer during the absence or disability of the Treasurer, and who shall hold office only for such a term as shall be determined by the Board.

     The Board may elect an Acting Secretary, who shall perform all the duties of the Secretary during the absence or disability of the Secretary, and who shall hold office only for such a term as shall be determined by the Board.

     Whenever the Board shall elect either an Acting Treasurer or Acting Secretary, or both, the officers of the corporation as set forth in
Article IV, Section 1 of these Bylaws, shall include as if therein specifically set out, an Acting Treasurer or an Acting Secretary, or both.

Section 23. Performance of Duties.

     Officers shall perform the duties of their respective offices as stated in these Bylaws, and such additional duties as the Board shall designate.

ARTICLE V




                  ARTICLE V -- OTHER PROVISIONS


Section 1. Inspection of Corporate Records.

     (a) A shareholder or shareholders holding at least five percent in the aggregate of the outstanding voting shares of the corporation or who hold at least one percent of such voting shares and have filed a Schedule 14B with the United States Securities and Exchange Commission relating to the election of directors of the corporation shall have an absolute right to do either or both of the following:

           (i) Inspect and copy the record of shareholders' names and addresses and shareholdings during usual business hours upon five business days' prior written demand upon the corporation; or

           (ii) Obtain from the transfer agent, if any, for the corporation, upon five business days' prior written demand and upon the tender of its usual charges for such a list (the amount of which charges shall be stated to the shareholder by the transfer agent upon request), a list of the shareholders' names and addresses who are entitled to vote for the election of directors and their shareholdings, as of the most recent record date for which it has been compiled or as of a date specified by the shareholder subsequent to the date of demand.

     (b) The record of shareholders shall also be open to inspection and copying by any shareholder or holder of a voting trust certificate at any time during usual business hours upon written demand on the corporation, for a purpose reasonably related to such holder's interest as a shareholder or holder of a voting trust certificate.

     (c) The accounting books and records and minutes of proceedings of the shareholders and the Board and committees of the Board shall be open to inspection upon written demand on the corporation of any shareholder or holder of a voting trust certificate at any reasonable time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as a holder of such voting trust certificate.

     (d) Any such inspection and copying under this Article may be made in person or by agent or attorney.

Section 2. Inspection of Bylaws.

     The corporation shall keep in its principle office the original or a copy of these Bylaws as amended to date, which shall be open to inspection by shareholders at all reasonable times during office hours.

                                                        ARTICLE V




Section 3. Contracts and Other Instruments, Loans, Notes and Deposits of
           Funds.

     The Chairman of the Board, the President, or a Vice President, either alone or with the Secretary or an Assistant Secretary, or the Secretary alone, shall execute in the name of the corporation such written instruments as may be authorized by the Board and, without special direction of the Board, such instruments as transactions of the ordinary business of the corporation may require and, such officers without the special direction of the Board may authenticate, attest or countersign any such instruments when deemed appropriate. The Board may authorize any person, persons, entity, entities, attorney, attorneys, attorney-in-fact, attorneys-in-fact, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

     No loans shall be contracted on behalf of the corporation and no evidences of such indebtedness shall be issued in its name unless authorized by the Board as it may direct. Such authority may be general or confined to specific instances.

     All checks, drafts, or other similar orders for the payment of money, notes, or other such evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation and in such manner as the Board or chief executive officer may direct.

     Unless authorized by the Board or these Bylaws, no officer, agent, employee or any other person or persons shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or amount.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies, or other depositories as the Board may direct.

Section 4. Certificates of Stock.

     Every holder of shares of the corporation shall be entitled to have a certificate signed in the name of the corporation by the Chairman of the Board, the President, or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed

ARTICLE V




upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

     Certificates for shares may be used prior to full payment under such restrictions and for such purposes as the Board may provide; provided, however, that on any certificate issued to represent any partly paid shares, the total amount of the consideration to be paid therefor and the amount paid thereon shall be stated.

     Except as provided in this Section, no new certificate for shares shall be issued in lieu of an old one unless the latter is surrendered and canceled at the same time. The Board may, however, if any certificate for shares is alleged to have been lost, stolen or destroyed, authorize the issuance of a new certificate in lieu thereof, and the corporation may require that the corporation be given a bond or other adequate security sufficient to indemnify it against any claim that may be made against it (including expense or liability) on account of the alleged loss, theft or destruction of such certificate or the issuance of such new certificate.

Section 5. Transfer Agent, Transfer Clerk and Registrar.

     The Board may, from time to time, appoint transfer agents, transfer clerks, and stock registrars to transfer and register the certificates of the capital stock of the corporation, and may provide that no certificate of capital stock shall be valid without the signature of the stock transfer agent or transfer clerk, and stock registrar.

Section 6. Representation of Shares of Other Corporations.

     The chief executive officer or any other officer or officers authorized by the Board or the chief executive officer are each authorized to vote, represent and exercise on behalf of the corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of the corporation. The authority herein granted may be exercised either by any such officer in person or by any other person authorized so to do by proxy or power of attorney duly executed by said officer.

Section 7. Stock Purchase Plans.

     The corporation may adopt and carry out a stock purchase plan or agreement or stock option plan or agreement providing for the issue and sale for

                                                       ARTICLE VI




such consideration as may be fixed of its unissued shares, or of issued shares acquired, to one or more of the employees or directors of the corporation or of a subsidiary or to a trustee on their behalf and for the payment for such shares in installments or at one time, and may provide for such shares in installments or at one time, and may provide for aiding any such persons in paying for such shares by compensation for services rendered, promissory notes or otherwise.

     Any such stock purchase plan or agreement or stock option plan or agreement may include, among other features, the fixing of eligibility for participation therein, the class and price of shares to be issued or sold under the plan or agreement, the number of shares which may be subscribed for, the method of payment therefor, the reservation of title until full payment therefor, the effect of the termination of employment and option or obligation on the part of the corporation to repurchase the shares upon termination of employment, restrictions upon transfer of the shares, the time limits of and termination of the plan, and any other matters, not in violation of applicable law, as may be included in the plan as approved or authorized by the Board or any committee of the Board.

Section 8. Fiscal Year and Subdivisions.

     The calendar year shall be the corporate fiscal year of the corporation. For the purpose of paying dividends, for making reports and for the convenient transaction of the business of the corporation, the Board may divide the fiscal year into appropriate subdivisions.

Section 9. Construction and Definitions.

     Unless the context otherwise requires, the general provisions, rules of construction and definitions contained in the General Provisions of the California Corporations Code and in the California General Corporation Law shall govern the construction of these Bylaws.


                        ARTICLE VI -- INDEMNIFICATION

Section 1. Indemnification of Directors and Officers.

     Each person who was or is a party or is threatened to be made a party to or is involved in any threatened, pending or completed action, suit or proceeding, formal or informal, whether brought in the name of the corporation or otherwise and whether of a civil, criminal, administrative or investigative nature (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or

ARTICLE VI




she is the legal representative, is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is an alleged action or inaction in an official capacity or in any other capacity while serving as a director or officer, shall, subject to the terms of any agreement between the corporation and such person, be indemnified and held harmless by the corporation to the fullest extent permissible under California law and the corporation's Articles of Incorporation, against all costs, charges, expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that (A) the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of the corporation; (B) the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) other than a proceeding by or in the name of the corporation to procure a judgment in its favor only if any settlement of such a proceeding is approved in writing by the corporation; (C) that no such person shall be indemnified (i) except to the extent that the aggregate of losses to be indemnified exceeds the amount of such losses for which the director or officer is paid pursuant to any directors' and officers' liability insurance policy maintained by the corporation; (ii) on account of any suit in which judgment is rendered against such person for an accounting of profits made from the purchase or sale by such person of securities of the corporation pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any federal, state or local statutory law; (iii) if a court of competent jurisdiction finally determines that any indemnification hereunder is unlawful; and (iv) as to circumstances in which indemnity is expressly prohibited by Section 317 of the General Corporation Law of California (the "Law"); and (D) that no such person shall be indemnified with regard to any action brought by or in the right of the corporation for breach of duty to the corporation and its shareholders (a) for acts or omissions involving intentional misconduct or knowing and culpable violation of law; (b) for acts or omissions that the director or officer believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director or officer; (c) for any transaction from which the director or officer derived an improper personal benefit; (d) for acts or omissions that show a reckless disregard for the director's or officer's duty to the corporation or its shareholders in circumstances in which the director

                                                       ARTICLE VI




or officer was aware, or should have been aware, in the ordinary course of performing his or her duties, of a risk of serious injury to the corporation or its shareholders; (e) for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's or officer's duties to the corporation or its shareholders; and (f) for costs, charges, expenses, liabilities and losses arising under Section 310 or 316 of the Law. The right to indemnification conferred in this Article shall include the right to be paid by the corporation expenses incurred in defending any proceeding in advance of its final disposition; provided, however, that if the Law permits the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, such advances shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts to the corporation if it shall be ultimately determined that such person is not entitled to be indemnified.

Section 2. Indemnification of Employees and Agents.

     A person who was or is a party or is threatened to be made a party to or is involved in any proceeding by reason of the fact that he or she is or was an employee or agent of the corporation or is or was serving at the request of the corporation as an employee or agent of another enterprise, including service with respect to employee benefit plans, whether the basis of such action is an alleged action or inaction in an official capacity or in any other capacity while serving as an employee or agent, may, subject to the terms of any agreement between the corporation and such person, be indemnified and held harmless by the corporation to the fullest extent permitted by California law and the corporation's Articles of Incorporation, against all costs, charges, expenses, liabilities and losses, (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith.

Section 3. Right of Directors and Officers to Bring Suit.

     If a claim under Section 1 of this Article is not paid in full by the corporation within 30 days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall also be entitled to be paid the expense of prosecuting such claim. Neither the failure of the corporation (including its Board, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of

ARTICLE VI




the claimant is permissible in the circumstances because he or she has met the applicable standard of conduct, if any, nor an actual determination by the corporation (including its Board, independent legal counsel, or its shareholders) that the claimant has not met the applicable standard of conduct, shall be a defense to the action or create a presumption for the purpose of an action that the claimant has not met the applicable standard of conduct.

Section 4. Successful Defense.

     Notwithstanding any other provision of this Article, to the extent that a director or officer has been successful on the merits or otherwise (including the dismissal of an action without prejudice or the settlement of a proceeding or action without admission of liability) in defense of any proceeding referred to in Section 1 or in defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred in connection therewith.

Section 5. Non-Exclusivity of Rights.

     The right to indemnification provided by this Article shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, bylaw, agreement, vote of shareholders or disinterested directors or otherwise.

Section 6. Insurance.

     The corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the Law.

Section 7. Expenses as a Witness.

     To the extent that any director, officer, employee or agent of the corporation is by reason of such position, or a position with another entity at the request of the corporation, a witness in any action, suit or proceeding, he or she shall be indemnified against all costs and expenses actually and reasonably incurred by him or her on his or her behalf in connection therewith.

                                                      ARTICLE VII




Section 8. Indemnity Agreements.

     The corporation may enter into agreements with any director, officer, employee or agent of the corporation providing for indemnification to the fullest extent permissible under the Law and the corporation's Articles of Incorporation.

Section 9. Separability.

     Each and every paragraph, sentence, term and provision of this
Article is separate and distinct so that if any paragraph, sentence, term or provision hereof shall be held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of any other paragraph, sentence, term or provision hereof. To the extent required, any paragraph, sentence, term or provision of this Article may be modified by a court of competent jurisdiction to preserve its validity and to provide the claimant with, subject to the limitations set forth in this Article and any agreement between the corporation and claimant, the broadest possible indemnification permitted under applicable law.

Section 10. Effect of Repeal or Modification.

     Any repeal or modification of this Article shall not adversely affect any right of indemnification of a director or officer existing at the time of such repeal or modification with respect to any action or omission occurring prior to such repeal or modification.


                    ARTICLE VII -- EMERGENCY PROVISIONS

                              Section 1.  General.

The provisions of this Article shall be operative only during a national emergency declared by the President of the United States or the person performing the President's functions, or in the event of a nuclear, atomic or other attack on the United States or a disaster making it impossible or impracticable for the corporation to conduct its business without recourse to the provisions of this Article. Said provisions in such event shall override all other Bylaws of the corporation in conflict with any provisions of this Article, and shall remain operative so long as it remains impossible or impracticable to continue the business of the corporation otherwise, but thereafter shall be inoperative; provided that all actions taken in good faith pursuant to such provisions shall thereafter remain in full force and effect unless and until revoked by action taken pursuant to the provisions of the Bylaws other than those contained in this Article.

ARTICLE VII




Section 2. Unavailable Directors.

     All directors of the corporation who are not available to perform their duties as directors by reason of physical or mental incapacity or for any other reason or who are unwilling to perform their duties or whose whereabouts are unknown shall automatically cease to be directors, with like effect as if such persons had resigned as directors, so long as such unavailability continues.

Section 3. Authorized Number of Directors.

     The authorized number of directors shall be the number of directors remaining after eliminating those who have ceased to be directors pursuant to Section 2, or the minimum number required by law, whichever number is greater.

Section 4. Quorum.

     The number of directors necessary to constitute a quorum shall be one-third of the authorized number of directors as specified in the foregoing Section, or such other minimum number as, pursuant to the law or lawful decree then in force, it is possible for the Bylaws of a corporation to specify.

Section 5. Creation of Emergency Committee.

     In the event the number of directors remaining after eliminating those who have ceased to be directors pursuant to Section 2 is less than the minimum number of authorized directors required by law, then until the appointment of additional directors to make up such required minimum, all the powers and authorities which the Board could by law delegate, including all powers and authorities which the Board could delegate to a committee, shall be automatically vested in an emergency committee, and the emergency committee shall thereafter manage the affairs of the corporation pursuant to such powers and authorities and shall have all other powers and authorities as may by law or lawful decree be conferred on any person or body of persons during a period of emergency.

Section 6. Constitution of Emergency Committee.

     The emergency committee shall consist of all the directors remaining after eliminating those who have ceased to be directors pursuant to
Section 2, provided that such remaining directors are not less than three in number. In the event such remaining directors are less than three in number the emergency committee shall consist of three persons, who shall be the remaining director or directors and either one or two officers or employees of the corporation, as the remaining director or directors may in writing designate. If there is no remaining

                                                      ARTICLE VII




director, the emergency committee shall consist of the three most senior officers of the corporation who are available to serve, and if and to the extent that officers are not available, the most senior employees of the corporation. Seniority shall be determined in accordance with any designation of seniority in the minutes of the proceedings of the Board, and in the absence of such designation, shall be determined by rate of remuneration. In the event that there are no remaining directors and no officers or employees of the corporation available, the emergency committee shall consist of three persons designated in writing by the shareholder owning the largest number of shares of record as of the date of the last record date.

Section 7. Powers of Emergency Committee.

     The emergency committee, once appointed, shall govern its own procedures and shall have power to increase the number of members thereof beyond the original number, and in the event of a vacancy or vacancies therein, arising at any time, the remaining member or members of the emergency committee shall have the power to fill such vacancy or vacancies. In the event at any time after its appointment all members of the emergency committee shall die or resign or become unavailable to act for any reason whatsoever, a new emergency committee shall be appointed in accordance with the foregoing provisions of this Article.

Section 8. Directors Becoming Available.

     Any person who has ceased to be a director pursuant to the provisions of Section 2 and who thereafter becomes available to serve as a director shall automatically become a member of the emergency committee.

Section 9. Election of Board of Directors.

     The emergency committee shall, as soon after its appointment as is practicable, take all requisite action to secure the election of a board of directors, and upon such election all the powers and authorities of the emergency committee shall cease.

Section 10. Termination of Emergency Committee.

     In the event, after the appointment of an emergency committee, a sufficient number of persons who ceased to be directors pursuant to
Section 2 become available to serve as directors, so that if they had not ceased to be directors as aforesaid, there would be enough directors to constitute the

ARTICLE VIII




minimum number of directors required by law, then all such persons shall automatically be deemed to be reappointed as directors and the powers and authorities of the emergency committee shall be at an end.


                           ARTICLE VIII -- AMENDMENTS

Section 1. Amendments.

     These Bylaws may be amended or repealed either by approval of the outstanding shares or by the approval of the Board; provided, however, that a Bylaw specifying or changing a fixed number of directors or the maximum or minimum number or changing from a fixed to a variable Board or vice versa may only be adopted by approval of the outstanding shares. The exact number of directors within the maximum and minimum number specified in these Bylaws may be amended by the Board alone.

                                                           EXHIBIT 10.21
                   SOUTHERN CALIFORNIA EDISON COMPANY

               1994 EXECUTIVE INCENTIVE COMPENSATION PLAN

                      As Adopted December 17, 1993


     WHEREAS, it has been determined that it is in the best interest of the Southern California Edison Company to offer and maintain competitive executive compensation programs designed to attract and retain qualified executives; and

     WHEREAS, it has been determined that providing financial incentives to executives which reinforce and recognize Company, organizational and individual performance and accomplishments will enhance the financial and operational performance of the Company; and

     WHEREAS, it has been determined that an incentive compensation program would encourage the attainment of short-term corporate goals and objectives;

     NOW, THEREFORE, the Southern California Edison Company 1994 Executive Incentive Compensation Plan has been established by the Compensation Committee of the Board of Directors effective January 1, 1994 and made available to eligible executives of the Company subject to the following terms and conditions:



     1. Definitions. When capitalized herein, the following terms are defined as indicated:

     "Base Salary" is defined to be the annual salary for the Participant as of January 1st of the Performance Period, as fixed by the Board of Directors or by the executive officers of the Company.

     "Board" shall mean the Board of Directors of the Company.

     "Chairman" shall refer to the Chairman of the Board and Chief Executive Officer of the Company.

     "Code" shall refer to the Internal Revenue Code of 1986, as amended.

     "Company" shall mean the Southern California Edison Company.

     "Committee" shall mean the Compensation Committee of the Board.

     "Participant" shall include the Chairman of the Board and Chief Executive Officer, President, Executive Vice Presidents, Senior Vice Presidents, Corporate Vice Presidents, Corporate Secretary, appointed Division and Regional Vice Presidents, and managers who are in Salary Grades 13 and 14, and whose participation in this Plan has been approved by the Chairman.

     "Plan" is defined to be the Southern California Edison Company 1994 Executive Incentive Compensation Plan.


     2. Eligibility. To be eligible for the full amount of any incentive award, an individual must have been a participant for the entire calendar year. Pro-rata awards may be distributed to participants who are discharged for reasons other than incompetence, misconduct or fraud, or who resigned, retired or became disabled during the calendar year, or who were participants for less than the full year. A pro-rata award may be made to a participant's designated beneficiary in the event of death of a participant during a calendar year prior to an award being made.

     3. Company Performance Goals. The Chairman will furnish recommended Company achievement areas to the Committee, out of which the Committee will, in consultation with the Chairman, select those areas of achievement upon which they wish the Company to focus particular attention and identify performance goals for the year.

     The performance goals must represent relatively optimistic, but reasonably attainable goals the accomplishment of which will contribute significantly to the attainment of Company objectives.

     4. Individual Incentive Award Levels. Company, organizational and individual performance relative to the pre-established goals will determine the award a Participant can receive.

     Although most performance goals will be stated in terms of results to be achieved during the calendar year, it is important that long-range goals and objectives be included. These long-range goals and objectives will have payoffs later than the year in question, but short-term sub-goals may be established for the calendar year.

     If the Committee determines Company performance goals have been met, Participants will be eligible for individual incentive awards not to exceed the following maximum award percentages:

     65% of year-end base salary for the Chairman;

     60% of year-end base salary for the President;

     55% of year-end base salary for each Executive Vice President;

     45% of year-end base salary for each Senior Vice President;

     40% of year-end base salary for each Corporate Vice President and the Corporate Secretary;

     35% of year-end base salary for each appointed Division and Regional Vice President; and

     25% of year-end base salary for each manager who is in Salary Grade
     13 or 14.

     Each award shall be approved by the Committee and reported to the Board. Incentive awards will be determined by evaluation of budget control, organizational and management effectiveness, productivity, ingenuity and dedication to work as outlined in each organization's Executive Plan and Budget.

     5. Approval and Payment of Individual Awards. During the first quarter of the year following the completion of the calendar year, the Chairman will assess the degree to which executive plans and budgets have been achieved and will develop suggested incentive awards for eligible Participants other than the Chairman. The Committee will receive a report by the Chairman as to overall Company performance, will deliberate on the Chairman's recommendations, will develop an incentive award for the Chairman, and make its determination as to the approval of the recommended awards. The Committee will then present individual award recommendations to the Board for their review. All decisions of the Committee regarding individual incentive awards shall be final and conclusive.

     Incentive award payments will be made as soon after the review by the Board as practical, and payment will be made in cash, unless any award has been elected to be deferred pursuant to the terms of a deferred compensation plan of the Company. Any payments made shall be subject to any income tax withholding or other deductions as may from time-to-time be required by Federal, State or local law.

     Payments under this Plan will not be considered to be salary or other compensation for the purpose of computing benefits to which the Participant may be entitled under any pension plan, stock bonus plan, including but not limited to the Southern California Edison Company Retirement Plan, Stock Savings Plus Plan, Employee Stock Ownership Plan, or other plan or arrangement of the Company for the benefit of its employees if such plan or arrangement is a plan qualified under Section 401(a) of the Code and is a trust exempt from Federal income tax under
Section 501(a) of the Code.

     Any awards owing to participants under this Plan shall constitute an unsecured general obligation of the Company, and no special fund or trust shall be created, nor shall any notes or securities be issued with respect to any awards.

     6. Plan Modifications and Adjustments. In order to ensure the incentive features of the Plan, avoid distortion in its operation and compensate for or reflect extraordinary changes which may have occurred during the calendar year, the Committee may make adjustments to the Plan's performance goals and percentage allocations before, during or after the end of the calendar year to the extent it determines appropriate in its sole discretion. Adjustments to the Plan shall be conclusive and binding upon all parties concerned. The Plan may be modified or terminated by the Committee at any time.

     7. Plan Administration. This Plan and any awards under it are to be approved by the Committee. The Plan will be administered by the Chairman, or a Vice President if authorized to act on behalf of the Chairman, who shall be authorized to approve ministerial changes or amendments to the Plan, to interpret Plan provisions, and to approve changes as may from time-to-time be required by law or regulation.

     No member of the Committee or the Board shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of the Plan.

     8. Successors and Assigns. This Plan shall be binding upon and inure to the benefit of the heirs, legal representatives, successors and assigns of the Company and Participant. Notwithstanding the foregoing, any right to receive payment hereunder is hereby expressly declared to be personal, nonassignable and nontransferable, except by will, intestacy, or as otherwise required by law, and in the event of any attempted assignment, alienation or transfer of such rights contrary to the provisions hereof, the Company shall have no further liability for payments hereunder.

     9. Beneficiaries. In the event of the death of a Participant during a calendar year prior to the making of any individual incentive award, a pro-rata award may, at the discretion of the Committee, be made. Any such payment will be made to the Participant's most recently designated beneficiary or beneficiaries under the Long-Term Incentive Compensation Plan of the Company. If no such designated beneficiary or beneficiaries survive the Participant, or if a designated beneficiary should die before the award has been paid, any award will be paid in one lump-sum payment to his or her estate as soon as practicable following the Participant's or the designated beneficiary's death.

     10. Capacity. If any person entitled to payments under this Plan is, in the opinion of the Committee or its designee, incapacitated and unable to use such payments in his or her own best interest, the Committee or its designee may direct that payments (or any portion) be made to that person's legal guardian or conservator, or that person's spouse, as an alternative to the payment to the person unable to use the payments. The Committee or its designee shall have no obligation to supervise the use of such payments, and court-appointed guardianship or conservatorship may be required.

     11. No Right of Employment. Nothing contained herein shall be construed as conferring upon the Participant the right to continue in the employ of the Company as an Officer or Manager of the Company or in any other capacity.

     12. Severability and Controlling Law. This Plan shall be governed by the laws of the State of California.

                                             EXHIBIT 10.22
            SOUTHERN CALIFORNIA EDISON COMPANY

     EXECUTIVE DISABILITY AND SURVIVOR BENEFIT PROGRAM


                 Effective January 1, 1994


This Executive Disability and Survivor Benefit Program ("Program") is effective January 1, 1994 and consists of two plans: the "Executive Disability Plan", and the "Survivor Benefit Plan" for key employees of Southern California Edison Company ("Company") and participating affiliate companies The costs of the Program are borne by the Company.

Initial eligibility and continued participation in the Program is subject to the terms and conditions of each plan described in Parts A and B and the administrative provisions common to both plans described in Part C. Eligibility is determined separately under each of the plans.

                          Part A.
                 Executive Disability Plan

1. Eligibility Executives in Salary Grade 13 or above whose participation in the Executive Disability Plan ("EDP") has been approved by the CEO and such other key employees designated by the CEO are eligible for disability benefits under this plan. Deviation from the strict application of these eligibility standards is permitted in the discretion of the CEO.

2. Description of Benefit The disability benefit under the EDP supplements the benefit paid under the Company's Comprehensive Disability Plan ("CDP") in the event less than six calendar months of full-pay sick leave is available under the CDP. EDP benefits are intended to coordinate with eligibility requirements for CDP benefits. EDP benefits will not be payable unless the Participant's disability qualifies as a disability under the terms of the CDP.

3. Form of Payment When full-pay CDP benefits have been exhausted, the EDP will supplement whatever benefit is then payable under the CDP to assure that the Participant will receive six months of full-pay sick leave from the date of disability for any single period of disability as defined by the CDP. Payment will be made on regularly scheduled paydays in the same manner as benefits are paid under the CDP. If six months or more of full-pay sick leave is available for any single period of disability under the CDP, no benefit is payable under this Plan. In the discretion of the CEO, benefits under the EDP for any single disability may be extended to provide a total of up to one year of full-pay sick leave.


                          Part B
                   Survivor Benefit Plan

1. Eligibility Executives in Salary Grade 13 or above and whose participation in the Survivor Benefit Plan ("SBP") has been approved by the CEO, and such other key employees designated by the CEO are eligible for disability benefits under this plan.

2. Description of Benefit The SBP benefit is a death benefit payable to the Participant's designated beneficiary upon the death of the Participant prior to his/her retirement or other termination of employment. The benefit is based on a percentage of the Participant's Final Total Compensation which is determined by the Company as described in Section 5.

3. Form of Payment The normal form of the benefit is a monthly payment, which is payable for 120 months following the Participant's death. Alternate forms of payment may be elected by the beneficiary. Except for lump sums, benefit payments will be made in equal monthly installments commencing with the first day of the month following the month of death, or as soon thereafter as practicable.

As an alternative to the normal form of benefit payment, the Participant's surviving spouse or other designated beneficiary may elect to have actuarially equivalent benefit payments made (i) over a five-year period, or (ii) as a single lump sum payable as soon after the Participant's death as practicable.

4. Beneficiary If the Participant is married at the time of death, the Participant's surviving spouse will receive the benefit payments under the SBP unless the surviving spouse has previously consented to a different beneficiary designation by written signature on the beneficiary designation form. If no designated beneficiary survives the Participant, the value of any benefits will be paid in a single lump sum to the estate of the Participant. If a person receiving SBP benefit payments dies without designating a beneficiary, the value of any remaining benefits will be paid in a single lump sum to the estate of the person to whom benefit payments had last been made.

5. Computation of Benefit The annual SBP benefit is determined by multiplying the Participant's final annual base salary and Executive Incentive Compensation Award ("EICA") component by the SBP benefit factor. The EICA component is derived from the average EICA received by the Participant, as a percentage of salary, in the three highest years out of the last five years (except for periods of less than three years, in which case the highest percentage award received will be used). The Participant's final annual base salary is multiplied by the average EICA percentage to determine the EICA component. The sum of the Participant's EICA component and final annual base salary, rounded to the next highest thousand dollars, is the Participant's "Final Total Compensation" for purposes of calculating the SBP benefit.

After taxes are paid, the SBP benefit is intended to approximate the value of a death benefit equal to two times the Participant's Final Total Compensation. In determining the portion of Final Total Compensation to be paid to achieve the desired approximation, the Company calculates an SBP benefit factor assuming a nominal interest rate and the maximum marginal federal income tax rate. The SPB benefit factor may be increased or decreased at the sole discretion of the Company due to changes in the interest rate assumption or in the tax rate assumption. However, any such changes in the SBP benefit factor will be made by the Company so that the benefit payable will maintain the above-described approximation of value.

In the event either of the alternative forms of payment are chosen, the total benefit payable will be adjusted to a dollar amount equivalent to the normal form of payment, which recognizes the shorter payment period so elected, using the interest and tax rate assumptions in effect at the time of the Participant's death.


                                 Part C.
                             Administration

1. Administrator The Program is administered under direction of the Compensation Committee of the Board of Directors ("Committee") by the Vice President of Human Resources, or such other individuals as may be authorized by him/her to perform such duties. Such administration will include the power to interpret the Program, and make such equitable adjustments as may be necessary to effectuate the purposes thereof.

2. No Right of Employment The payments to be made by the Company pursuant hereto require the Participant to devote substantially all of his or her time, skill, diligence and attention to the business of the Company as long as the Participant remains in the active employ of the Company, and not to actively engage, either directly or indirectly, in any business or other activity adverse to the best interests of the business of the Company.

In the event that the employment of the Participant by the Company is terminated for any reason other than death or disability, any benefits under this Program will terminate, and the Company will have no further obligation under the Program. Nothing contained herein will be construed to be a contract of employment for any term of years, nor to confer upon the Participant the right to continue in the employ of the Company as a Management employee or in any other capacity. This Program relates exclusively to executive disability and survivor benefits and is not intended to be an employment contract.

3. Benefits are Unfunded and Unsecured All payments hereunder will be paid in cash from the general funds of the Company, and no special or separate fund will be established and no other segregation of assets will be made to assure the payment of any benefits hereunder. Nothing contained in this Program, and no action taken pursuant to any of its provisions, will create or be construed to create a trust of any kind, or a fiduciary relationship, between the Company and the Participant, a designated beneficiary, or any other beneficiaries of the Participant, or any other person. Payments to the Participant or the Participant's survivor or other designated beneficiary(ies) or any other beneficiary hereunder will be made from assets which will continue, for all purposes, to be a part of the general assets of the Company, and no person will have by virtue of the provisions of this Program, any interest in such assets. To the extent that any person acquires a right to receive payments from the Company under the provisions hereof, such right will be no greater than the right of any unsecured general creditor of the Company.

In the event that, in its discretion, the Company purchases an insurance policy or policies insuring the life of the Participant to allow the Company to recover, in whole, or in part, the cost of providing the benefits hereunder, neither the Participant, the survivor or other designated beneficiary(ies), nor any other beneficiary will have any rights whatsoever therein; the Company will be the sole owner and beneficiary thereof and will possess and may exercise all incidents of ownership therein.

4. Successors and Assigns Benefits under this Program will be binding upon and inure to the benefit of the heirs, legal representatives, successors and assigns of the parties. Notwithstanding the foregoing, the right to receive payment hereunder is hereby expressly declared to be personal, nonassignable and nontransferable, except by will, intestacy, or as otherwise required by law, and in the event of any attempted assignment, alienation or transfer of such rights contrary to the provisions hereof, the Company will have no further liability for payments hereunder.

5. Benefit Determination Subject to Section 6 of Part C, the Company will make all determinations as to rights to benefits under this Program. Any decision by the Company denying a claim by the employee or his or her beneficiary for benefits under this Program will be stated in writing and delivered or mailed to the employee or such beneficiary hereof. Such notice will set forth the specific reasons for the denial, written in a manner that may be understood without legal or actuarial counsel. In addition, the Company will afford a reasonable opportunity to the Participant or such beneficiary for a full and fair review of the decision denying such claim.

6. Amendment and Termination The Committee will have the power to prospectively modify or terminate this Program, provided that any such modification or termination does not result in the elimination of any benefits then payable to the Participant or beneficiary under this Program.

No member of the Committee, nor its designee, will be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Program.

In the event of an amendment or termination of any Part of this Program, the benefits payable on account of disability or death of the Participant will not be impaired, and the benefits of other participants will not be less than the benefits to which such Participant would have been entitled immediately prior to such amendment or termination of any Part (or Parts) of the Program.

Because it is agreed that time will be of the essence in determining whether any payments are due to Participant or his or her beneficiary under this Program, a Participant or beneficiary may, if he or she desires, submit any claim for payment under this Program to arbitration. This right to select arbitration will be solely that of the Participant or beneficiary and the Participant or beneficiary may decide whether or not to arbitrate in his or her discretion. The "right to select arbitration" is not mandatory on the Participant or beneficiary, and the Participant or beneficiary may choose in lieu thereof to bring an action in an appropriate civil court. Once an arbitration is commenced, however, it may not be discontinued without the mutual consent of both parties to the arbitration. During the lifetime of the Participant only he or she can use the arbitration procedure set forth in this section.

Any claim for arbitration may be submitted as follows: if Participant or beneficiary has submitted a request to be paid under this Program and the claim is finally denied by the Company in whole or in part, such claim may be filed in writing with an arbitrator of Participant's or beneficiary's choice who is selected by the method described in the next three sentences. The first step of the selection will consist of the Participant or beneficiary submitting a list of five potential arbitrators to the Company. Each of the five arbitrators must be either (1) a member of the National Academy of Arbitrators located in the State of California or (2) a retired California Superior Court or Appellate Court judge. Within one week after receipt of the list, the Company will select one of the five arbitrators as the arbitrator for the dispute in question. If the Company fails to select an arbitrator within one week after receipt of the list, the Participant or beneficiary will then designate one of the five arbitrators for the dispute in question.

The arbitration hearing will be held within seven days (or as soon thereafter as possible) after the picking of the arbitrator. No continuance of said hearing will be allowed without the mutual consent of Participant or beneficiary and the Company. Absence from or nonparticipation at the hearing by either party will not prevent the issuance of an award. Hearing procedures which will expedite the hearing may be ordered at the arbitrator's discretion, and the arbitrator may close the hearing in his or her sole discretion when he or she decides he or she has heard sufficient evidence to satisfy issuance of an award.

The arbitrator's award will be rendered as expeditiously as possible and in no event later than one week after the close of the hearing.

In the event the arbitrator finds that the Company has breached this Program, he or she will order the Company to pay to Participant or beneficiary within two business days after the decision is rendered the amount then due the Participant or beneficiary, plus, notwithstanding anything to the contrary in this Program, an additional amount equal to 20% of the amount actually in dispute. This additional amount will constitute an additional benefit under this Program. The award of the arbitrator will be final and binding upon the parties.

The award may be enforced in any appropriate court as soon as possible after its rendition. The Company will be considered the prevailing party in a dispute if the arbitrator determines (1) that the Company has not breached this Program and (2) the claim by Participant or his or her beneficiary was not made in good faith. Otherwise, the Participant or his or her beneficiary will be considered the prevailing party. In the event that the Company is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (excluding any attorneys' fees incurred by the Company) including stenographic reporter, if employed, will be paid by the losing party. In the event that the Participant or his or her beneficiary is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (including all attorneys' fees incurred by Participant or his or her beneficiary in pursuing his or her claim), including the fees of a stenographic reporter if employed, will be paid by the Company.

7. Capacity If any person entitled to payments under this Program is, in the opinion of the Committee or its designee, incapacitated and unable to use such payments in his or her own best interest, the Committee or its designee may direct that payments (or any portion thereof) be made to that person's legal guardian or conservator, or that person's spouse, as an alternative to payment to the person unable to use the payments. The Committee or its designee will have no obligation to supervise the use of such payments, and court-appointed guardianship or conservatorship may be required.

8. Hardship Upon written application made to the Committee or to its designee, Participant or his or her designated beneficiary or beneficiaries may request payment in some form other than the method of payment originally elected. Such request must establish to the Committee's satisfaction that special circumstances, such as financial hardship, exist which require such a variation in payment. The Committee, or its designee, will exercise sole discretion in allowing or refusing such requests, and the decision of the Committee or its designee on such requests will be final.

9. Taxes Any amounts paid under the Program will be subject to any income or other tax withholding and any other deductions that may be required under federal, state, or local law.

10. Severability and Controlling Law If any of the provisions of the Program are held to be invalid, or to violate any law, the remainder of the Program will not be affected thereby and will remain in full force and effect. The Program shall be governed by the laws of the State of California.

                      SOUTHERN CALIFORNIA EDISON COMPANY


                                Georgia R. Nelson
                      ---------------------------------------
                        Georgia R. Nelson, Vice President


SOUTHERN CALIFORNIA EDISON COMPANY AND CONSOLIDATED UTILITY-RELATED SUBSIDIARIES RATIOS OF EARNINGS TO FIXED CHARGES
(Thousands of Dollars)

                                                                    Year Ended December 31,
                                              ----------------------------------------------------------
                                                 1990        1991        1992        1993        1994
EARNINGS BEFORE INCOME TAXES                  ----------------------------------------------------------
  AND FIXED CHARGES:

Income before interest expense (1)           $1,289,320  $1,172,285  $1,190,051  $1,127,275  $1,081,800
Add:
  Taxes on income (2)                           489,148     412,922     443,548     408,033     452,091
  Rentals (3)                                     8,840       7,539       4,460       3,463       3,512
  Allocable portion of interest
   on long-term Contracts for
   the purchase of power (4)                     10,600       1,925       1,908       1,890       1,870
  Spent nuclear fuel interest (6)                 1,994       1,683       1,339         487          68
  Amortization of previously capitalized
   fixed charges                                 33,910      31,149      22,344       4,878       2,271
Total earnings before income                  ----------  ----------  ----------  ----------  ----------
  taxes and fixed charges (A)                $1,833,812  $1,627,503  $1,663,650  $1,546,026  $1,541,612

FIXED CHARGES:
  Interest and amortization                  $  552,567  $  542,732  $  517,142  $  449,230  $  443,219
  Rentals (3)                                     8,840       7,539       4,460       3,463       3,512
  Capitalized fixed charges -
   nuclear fuel (5)                               5,261       2,654         873         978         254
  Allocable portion of interest on
   long-term contracts for
   the purchase of power (4)                     10,600       1,925       1,908       1,890       1,870
  Spent nuclear fuel interest (6)                 1,994       1,683       1,339         487          68
                                              ----------  ----------  ----------  ----------  ----------
Total fixed charges (B)                      $  579,262  $  556,533  $  525,722  $  456,048  $  448,923

RATIO OF EARNINGS TO
  FIXED CHARGES (B):                               3.17        2.92        3.16        3.39        3.43
                                              ==========  ==========  ==========  ==========  ==========

(1) Includes allowance for funds used during construction and accrual of unbilled revenue.
(2) Includes allocation of federal income and state franchise taxes to other income.
(3) Rentals include the interest factor relating to certain significant rentals plus one-third of all remaining annual rentals.
(4) Allocable portion of interest included in annual minimum debt service requirement of supplier.
(5)  Includes fixed charges associated with the Nuclear Fuel Lease.
(6)  Represents interest on spent nuclear fuel disposal obligation.

                                                           Exhibit 13
                                   Southern California Edison Company








                                                    1994 Annual Report

A Profile of Southern California Edison Company







Southern California Edison Company is the nation's second-largest electric utility, based on the number of customers. Edison, with headquarters in Rosemead, California, is a subsidiary of SCEcorp, which is primarily an energy-services company.

Edison, a 108-year-old investor-owned utility, serves more than 4.1 million customers in Central and Southern California. Its 50,000-square-mile service territory has a population of more than 11 million.






 Contents

 1  Selected Financial and Operating Data: 1990-1994
 2  Management's Discussion and Analysis of
    Results of Operations and Financial Condition
 8  Quarterly Financial Data
 9  Consolidated Financial Statements
13  Notes to Consolidated Financial Statements
26  Responsibility for Financial Reporting
27  Report of Independent Public Accountants
28  Board of Directors
28  Executive Officers

Selected Financial and Operating Data:  1990-1994
                                          Southern California Edison Company

Dollars in millions                                  1994         1993        1992          1991         1990
-------------------                              ----------    ---------    ---------     ---------     ---------
Summary of operations:
Operating revenue                                   $ 7,799      $ 7,397      $ 7,722       $ 7,298       $ 6,986
Operating expenses                                    6,705        6,232        6,492         6,181         5,839
Fuel and purchased power expenses                     3,403        3,290        3,086         2,910         2,897
Income taxes                                            508          506          520           430           483
Allowance for funds used during construction             29           36           37            28            23
Interest expense--net                                   443          449          517           543           553
Net income                                              639          678          673           630           737
Earnings available for common stock                     599          637          631           587           693
Ratio of earnings to fixed charges                     3.43         3.39         3.16          2.92          3.17



Balance sheet data:

Assets                                              $18,076      $18,098      $15,969       $15,961       $15,737
Gross utility plant                                  20,127       19,441       18,652        18,814        18,081
Accumulated provision for depreciation and
   decommissioning                                    7,710        7,138        6,544         6,339         5,696
Common shareholder's equity                           5,029        4,932        4,775         4,589         4,596
Preferred stock:
   Not subject to mandatory redemption                  359          359          359           359           359
   Subject to mandatory redemption                      275          275          278           199           210
Long-term debt                                        4,988        5,234        5,184         5,455         5,043
Capital structure:
   Common shareholder's equity                        47.2%        45.7%        45.1%         43.3%         45.0%
   Preferred stock:
     Not subject to mandatory redemption               3.4%         3.3%         3.4%          3.4%          3.5%
     Subject to mandatory redemption                   2.6%         2.5%         2.6%          1.9%          2.1%
   Long-term debt                                     46.8%        48.5%        48.9%         51.4%         49.4%



Operating data:

Peak demand in megawatts (MW)                        18,044       16,475       18,413        16,709        17,647
Generation capacity at peak (MW)                     20,615       20,606       20,712        20,875        20,323
Kilowatt-hour sales (kWh) (in millions)              77,986       73,308       74,186        71,146        71,614
Average annual kWh sales per residential
   customer                                           6,259        6,070        6,311         6,060         6,335
Total energy requirement (kWh) (in millions)         85,011       81,328       82,199        78,643        80,368
Energy mix:
   Thermal                                            59.5%        53.8%        59.8%         52.6%         52.0%
   Hydro                                               3.9%         7.3%         3.4%          3.9%          3.0%
   Purchased power and other sources                  36.6%        38.9%        36.8%         43.5%         45.0%
Customers (in millions)                                4.15         4.12         4.11          4.08          4.03
Full-time employees*                                 16,351       16,585       16,922        17,110        16,604

*1992-1994 are based on twelve-month averages.

<PAGE 1>

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's 1994 earnings were $599 million, compared with $637 million in 1993 and $631 million in 1992.

Earnings in 1994 included an $18 million after-tax charge for employee severance expenses. Excluding this charge, 1994 earnings decreased $20 million compared to 1993. The earnings decrease reflects a lower authorized return on common equity, partially offset by lower maintenance expenses at the San Onofre Nuclear Generating Station.

In 1993, earnings increased $6 million over 1992. Earnings in 1992 included a $24 million after-tax charge for settlement of litigation with Tucson Electric Power Company. Excluding this charge, 1993 earnings decreased $18 million, mainly due to a lower authorized return on common equity, partially offset by a decline in interest expense as the result of an aggressive refinancing program.

Operating Revenue

The changes in operating revenue resulted from:

In millions                                Year ended December 31,             1994        1993         1992
-----------                                -----------------------           ------       ------       ------
Operating revenue--
   Rate changes                                                              $  112       $ (251)      $  170
   Sales volume changes                                                         308         (124)         270
   Other                                                                        (18)          50          (16)
                                                                             ------      -------      -------
Total                                                                        $  402       $ (325)      $  424
                                                                             ======      =======      =======

Operating revenue increased in 1994 compared to 1993, mostly due to a 3.2% rate increase authorized by the California Public Utilities Commission
(CPUC) and a 6% increase in sales volume. Retail sales volume increased primarily from warmer weather in the third quarter of 1994 compared to 1993. Wholesale volume increased, as Edison's energy was priced lower than many other sources in 1994 (see Operating Expenses). In 1993, operating revenue decreased compared to 1992, reflecting a CPUC-authorized rate decrease of 2.9%. Over 97% of electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Operating Expenses

Fuel expense increased 6% in 1994. Although the cost per kilowatt-hour of gas decreased primarily due to lower gas prices overall, gas-powered generation increased 21% as the result of an increase in demand for Edison's lower-priced energy. The cost per kilowatt-hour of nuclear fuel decreased while nuclear-powered generation increased 20%, due to a higher than average operating capacity factor at San Onofre Units 2 and 3. In 1993, fuel expense decreased 5%, primarily due to an 11% decrease in power generation, as the result of an increase in required purchases from nonutility generators.

Purchased-power expense increased 3% in 1994 and 11% in 1993, primarily due to a greater volume of higher-priced federally required purchases from nonutility generators. These purchases were made under contracts with CPUC-mandated pricing, which is generally higher than those for other sources. In 1994, Edison paid about $1.5 billion (including energy and capacity payments) more than the cost of power available from other sources due to these federally required purchases.

Provisions for regulatory adjustment clauses increased in 1994 as a result of CPUC-authorized fuel and purchased-power cost estimates exceeding actual energy costs. The 1993 decrease was mostly due to energy costs exceeding CPUC-authorized estimates.
<PAGE 2>

                                        Southern California Edison Company

Other operating expenses increased 4% in 1994 and 6% in 1993. The 1994 increase is primarily the result of a $30 million charge for employee severance expenses. The 1993 increase reflected increased funding levels for postretirement benefits other than pensions.

Maintenance expense decreased 8% in 1994, mainly due to San Onofre Units 2 and 3 operating at a higher than average capacity factor.

Depreciation and decommissioning expense increased 12% in 1993, mainly due to Edison's accelerated recovery of its investment in San Onofre Unit 1 (recorded as depreciation expense). Accelerated recovery will continue until August 1996.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde Nuclear Generating Station. Revenue previously deferred (including interest) will be collected by the end of 1996 for Units 1 and 2, and 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Interest income increased 18% in 1994, mainly due to higher interest rates. In 1993, interest income decreased 44%, mostly due to lower interest rates and lower balances in the Palo Verde phase-in plan and regulatory balancing accounts.

Other nonoperating income increased 73% in 1994, mainly due to an environmental insurance settlement and an $11 million CPUC-authorized incentive award for energy conservation programs. In 1993, other nonoperating income increased 62%, mainly due to a $40 million litigation settlement with Tucson Electric in 1992, involving the alleged interference with the proposed merger of Tucson Electric and San Diego Gas & Electric Company.

Interest Expense

Interest on long-term debt continued to decrease, mostly due to a 1993 refinancing program.

Other interest expense increased 21% in 1994, mainly due to rising interest rates and increased short-term borrowings. In 1993, other interest expense decreased 41%, primarily due to regulatory balancing account adjustments for the CPUC-approved purchased-power settlement in 1992 and lower interest rates in 1993.

Financial Condition

Edison's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

In June 1994, Edison lowered its quarterly common stock dividend to its parent, SCEcorp, by 30%, as the result of lower earnings related to declining authorized rates of return and the uncertainty of future earnings levels arising from the changing nature of the electric utility industry intensified by recently proposed changes in California utility regulation.

In January 1995, SCEcorp authorized the repurchase of up to $150 million of its common stock during 1995. As excess cash becomes available, Edison intends to pay cash dividends to SCEcorp, while maintaining its CPUC-authorized capital structure.

Cash Flows from Operating Activities
Net cash provided by operating activities totaled approximately $1.8 billion in 1994, $1.7 billion in 1993 and $1.8 billion in 1992. Cash from operations exceeded capital requirements for all periods presented.
<PAGE 3>

Management's Discussion and Analysis of Results of Operations and Financial Condition

Cash Flows from Financing Activities

Edison has lines of credit of $700 million for short-term debt and $500 million for the long-term refinancing of variable-rate pollution-control bonds.

Short-term debt is used to finance fuel inventories, balancing account
undercollections and general cash requirements.   Long-term debt is used
mainly to finance capital expenditures. As a result of lower interest rates, the majority of high cost long-term debt was refinanced in 1993. External financings are influenced by market conditions and other factors, including limitations imposed by the articles of incorporation and trust indenture. As of December 31, 1994, Edison could issue approximately $5.2 billion of additional first and refunding mortgage bonds and $3 billion of preferred stock at current interest and dividend rates.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends it may pay SCEcorp.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant, and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. Edison estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.7 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements), which receive Edison contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants. If current industry accounting practices are changed, Edison could be required to report its estimated decommissioning costs as a liability, rather than recognize these costs over the life of the nuclear facility. Edison does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

Projected Capital Requirements

Edison's projected capital requirements for the years 1995 through 1999 are:

In millions                                     1995         1996        1997         1998        1999
-----------                                     ----         ----        ----         ----        ----
Construction expenditures                      $  988       $  991      $  980       $  924      $  857
Maturities of long-term debt                      201            1         501          447         155
                                               ------       ------      ------       ------      ------
Total                                          $1,189       $  992      $1,481       $1,371      $1,012
                                               ======       ======      ======       ======      ======

Regulatory Matters

The CPUC increased Edison's authorized revenue by $193 million, or 2.6%, for 1995. The increase includes a $192 million increase for fuel and purchased power ($167 million for federally required purchases) and a $121 million increase for higher costs of debt and equity, partially offset by a $64 million decrease for 1993 postretirement benefits other than pensions (collected in 1994 rates) and a $67 million decrease for operating costs (see 1995 General Rate Case).

In its 1995 cost-of-capital decision, the CPUC approved an increase to Edison's equity ratio from 47.25% to 47.75%, and authorized a 12.1% return on common equity for 1995, compared to 11% for 1994 and 11.8% for 1993. This decision, excluding the effects of other rate actions, would increase 1995 earnings by about $64 million.

A 1994 CPUC decision stated that Edison was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the
<PAGE 4>

                                         Southern California Edison Company

disallowance. Edison believes that the final outcome of this matter will not materially affect its results of operations.

In October 1994, the CPUC authorized Edison to accelerate recovery of its nuclear plant investments by $75 million per year, through 2011. The rate impact of this accelerated cost recovery is offset by a corresponding deceleration in recovery of transmission and distribution facilities through revised depreciation estimates over their remaining useful lives.

1995 General Rate Case

Edison and the CPUC's Division of Ratepayer Advocates filed a settlement agreement related to the 1995 general rate case. The settlement, which requires CPUC approval, includes a $67 million reduction in 1995 non-fuel revenue and, beginning February 1, 1996, accelerated eight-year recovery (by 2003, instead of 2012) of Edison's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return (7.78% compared to the current 9.8%) with an incentive pricing plan for future operating costs. At the end of this recovery period, customers would bear no further obligation for Units 2 and 3, except for certain costs associated with decommissioning and permanent closure. Edison may then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

The $67 million revenue reduction has been included in 1995 rates and is subject to change, pending the CPUC's final decision, which is expected in mid-1995.

Performance-Based Ratemaking

In 1993, Edison proposed a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000. The filing proposes a revenue-indexing formula that combines operating expenses and capital-related costs into a single index. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases -- transmission and distribution, and power generation. Hearings concluded in December 1994 for the transmission and distribution phase and a decision is expected in mid-1995. A proposal is expected to be filed in late 1995 for the power generation phase.

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

During 1994, the CPUC issued a proposal and held several hearings for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for direct access to a range of generation providers, including utilities, beginning in 1996.
As proposed, eligibility would expand gradually, until all customers, including residential customers, would have the option for direct access to this competitive generation market by 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory and performance-based regulation would replace existing regulation for such services. The proposal also stated that utilities should be entitled to recover the portion of their generation investments rendered uneconomic in the new direct access environment. Edison's response to the CPUC's proposal recommended the creation of a regional competitive market with an independent power pool that would act as the intermediary between all power consumers and suppliers and urged that the CPUC provide that costs previously incurred to serve the state's electricity needs under current regulatory rules be recovered fairly from all customers. In anticipation of obstacles in implementing the CPUC's proposal due to regulatory, legislative and jurisdictional issues, Edison also recommended the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins.

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning
<PAGE 5>

Management's Discussion and Analysis of Results of Operations and Financial Condition

in 1998. Subsequent to the CPUC proposal, the state legislature passed a resolution requesting the CPUC withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date, and plans to issue a proposed policy decision for public comment on March 22, 1995. Its policy decision would become effective no sooner than September 1995.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge (CTC) mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. Of that amount, $4.9 billion would come from qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At December 31, 1994, these commitments included recorded regulatory assets of approximately $1 billion.

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $1 billion would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not recovered through a CTC or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

CPUC-Mandated Power Contracts

During 1994, the CPUC ordered the California utilities to proceed with an energy auction resulting in the signing of new contracts with unregulated power producers. This decision would force Edison to purchase 686 MW of new power at fixed prices starting in 1997. This would cost Edison customers $14 billion over the lives of the contracts. The CPUC denied Edison's petition asking it to reconsider its decision. Edison has consistently opposed this proposal because it has no need for additional generating capacity until at least 2005 and because the contracts will increase customer rates. Also, Edison believes the decision is inconsistent with the CPUC's restructuring proposal goal to ultimately lower rates. Edison has negotiated agreements, which are at substantially lower costs than those mandated by auction, with six unregulated power producers, representing 558 MW of the 686 MW mandated. The agreements, which are subject to CPUC approval, would save Edison customers more than $500 million (1994 dollars), compared with the mandated contracts. On January 6, 1995, Edison requested that the FERC block the CPUC-mandated energy auction. Edison contends that the CPUC violated the federal Public Utility Regulatory Policies Act (PURPA) and FERC regulations when it ordered the auction to proceed. The petition asks FERC to require the CPUC to: suspend the auction until it can be demonstrated that the mandated contracts meet PURPA avoided cost standards; revise its orders to that end; and stay its March 29, 1995, deadline for Edison to sign contracts with winning bidders.

Environmental Protection

Edison is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

Edison records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and
<PAGE 6>

                                        Southern California Edison Company

maintenance, monitoring and site closure. Unless there is a probable amount, Edison records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts). While Edison has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

At December 31, 1994, Edison's recorded estimated minimum liability to remediate its 58 identified sites was $114 million, compared with $60 million at the end of 1993. The increase resulted primarily from changes in estimates for a former pole-treating facility and a fuel-oil tank inspection program. The ultimate costs to clean up Edison's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison among a range of reasonably possible outcomes.

Edison expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1994 were $5 million.

One of Edison's sites is a former pole-treating facility, which is considered a federal Superfund site and represents 71% of Edison's recorded liability. Remedial actions to clean up soil and ground-water contamination that occurred during pole-treating operations (1925-1980) are expected to continue at this site for 30 years. Rate recovery of environmental-cleanup costs for this site is authorized by the CPUC through an incentive mechanism (discussed below).

Edison's identified sites include several sites for which there is a lack of currently available information including the nature and magnitude of contamination, and the extent, if any, that Edison may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

The CPUC allows Edison to recover environmental-cleanup costs at 23 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Costs incurred at Edison's remaining 35 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Based on information available at this time, Edison believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. Edison expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a five-year study of regional haze in the southwestern U.S. In addition, the Environmental Protection Agency is conducting a study of the effect of air contaminant emissions on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for the Mohave Coal Generating Station is unknown.

Edison's projected capital expenditures to protect the environment are $1.4 billion for the 1995-1999 period, mainly for placing overhead distribution lines underground and reducing nitrogen oxides emissions from
<PAGE 7>

Management's Discussion and Analysis of Results of Operations and Financial Condition

gas-fired generators. Edison's projected capital expenditures to reduce nitrogen oxides emissions (up to $290 million by 2001) may be lowered by local regulations.

The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects is receiving increased attention. The scientific community has not yet reached a consensus on the nature of any health effects of EMF. However, the CPUC has issued a decision which provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. Edison is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

Quarterly Financial Data

                                               1994                                       1993
                              --------------------------------------     --------------------------------------
In millions                    Total  Fourth   Third   Second   First     Total  Fourth   Third   Second   First
-----------                   ------  ------   -----   ------   -----    ------  ------   -----   ------   -----
Operating revenue             $7,799  $1,846   $2,530  $1,746   $1,677   $7,397  $1,743   $2,263  $1,690   $1,701
Operating income               1,094     235      356     253      250    1,164     259      364     273      268
Net income                       639     129      237     132      141      678     139      243     153      143
Earnings available for
  common stock                   599     119      227     122      131      637     129      232     143      133
Common dividends declared        502     112      119     112      159      477     159      159     159       --

<PAGE 8>

Consolidated Statements of Income         Southern California Edison Company

In thousands                       Year ended December 31,                1994           1993          1992
------------                       -----------------------             ------------  ------------   ------------
Operating revenue                                                       $ 7,798,601   $ 7,396,599    $ 7,721,613
                                                                        -----------   -----------    -----------
Fuel                                                                        840,607       792,056        835,734
Purchased power                                                           2,562,890     2,498,349      2,250,701
Provisions for regulatory adjustment clauses--net                            54,772      (286,894)       340,066
Other operating expenses                                                  1,315,249     1,263,046      1,187,634
Maintenance                                                                 330,161       360,423        358,792
Depreciation and decommissioning                                            890,656       892,502        796,653
Income taxes                                                                507,626       505,899        519,792
Property and other taxes                                                    202,711       206,775        202,157
                                                                        -----------    ----------     ----------
Total operating expenses                                                  6,704,672     6,232,156      6,491,529
                                                                        -----------    ----------     ----------
Operating income                                                          1,093,929     1,164,443      1,230,084
                                                                        -----------    ----------     ----------


Provision for rate phase-in plan                                           (136,596)     (137,300)      (146,952)
Allowance for equity funds used during construction                          14,348        20,262         20,237
Interest income                                                              31,082        26,318         47,003
Other nonoperating income--net                                               64,597        37,385         23,148

                                                                        -----------    ----------     ----------

Total other income (deductions)--net                                        (26,569)      (53,335)       (56,564)
                                                                        -----------    ----------     ----------
Income before interest expense                                            1,067,360     1,111,108      1,173,520
                                                                        -----------    ----------     ----------
Interest on long-term debt                                                  381,827       399,137        431,067
Other interest expense                                                       61,646        51,071         86,948
Allowance for borrowed funds used during construction                       (14,440)      (16,167)       (16,531)
Capitalized interest                                                           (254)         (978)          (873)
                                                                        -----------    ----------     ----------
Total interest expense--net                                                 428,779       433,063        500,611
                                                                        -----------    ----------     ----------
Net income                                                                  638,581       678,045        672,909
Dividends on preferred stock                                                 40,080        40,722         42,256
                                                                        -----------    ----------     ----------
Earnings available for common stock                                     $   598,501    $  637,323     $  630,653
                                                                        ===========    ==========     ==========


Consolidated Statements of Retained Earnings

In thousands                       Year ended December 31,                1994           1993           1992
------------                       -----------------------             -----------   -----------    -----------
Balance at beginning of year                                            $ 2,586,890   $ 2,428,945    $ 2,424,090
Net income                                                                  638,581       678,045        672,909
Dividends declared on common stock                                         (501,823)     (476,874)      (620,956)
Dividends declared on preferred stock                                       (40,080)      (40,722)       (42,256)
Reacquired capital stock expense                                                 --        (2,504)        (4,842)
                                                                        -----------   -----------    -----------

Balance at end of year                                                  $ 2,683,568   $ 2,586,890    $ 2,428,945
                                                                        ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.
<PAGE 9>

Consolidated Balance Sheets

In thousands                                        December 31,                       1994            1993
------------                                        ------------                   -------------    -----------
ASSETS
------
Utility plant, at original cost                                                      $19,121,964     $18,436,134
Less--accumulated provision for depreciation
  and decommissioning                                                                  7,710,227       7,138,289
                                                                                     -----------     -----------
                                                                                      11,411,737      11,297,845
Construction work in progress                                                            906,766         857,225
Nuclear fuel, at amortized cost                                                           98,044         148,012
                                                                                     -----------     -----------
Total utility plant                                                                   12,416,547      12,303,082
                                                                                     -----------     -----------


Nonutility property--less accumulated provision
  for depreciation of $30,593 and $31,573
  at respective dates                                                                     77,338          61,838
Nuclear decommissioning trusts                                                           919,351         788,575
Other investments                                                                         39,584          20,577
                                                                                     -----------     -----------
Total other property and investments                                                   1,036,273         870,990
                                                                                     -----------     -----------

Cash and equivalents                                                                     192,092         204,919
Receivables, including unbilled revenue, less allowances
  of $23,806 and $18,422 for uncollectible accounts
  at respective dates                                                                    902,090         837,779
Fuel inventory                                                                           116,929         120,859
Materials and supplies, at average cost                                                  129,109         104,092
Accumulated deferred income taxes--net                                                   271,308         204,119
Prepayments and other current assets                                                      98,778          97,518
                                                                                     -----------     -----------
Total current assets                                                                   1,710,306       1,569,286
                                                                                     -----------     -----------

Unamortized debt issuance and reacquisition expense                                      356,557         381,781
Rate phase-in plan                                                                       240,730         364,209
Unamortized nuclear plant--net                                                           171,071         273,837
Income tax-related deferred charges                                                    1,816,414       2,016,194
Other deferred charges                                                                   327,613         318,949
                                                                                     -----------     -----------
Total deferred charges                                                                 2,912,385       3,354,970
                                                                                     -----------     -----------
Total assets                                                                         $18,075,511     $18,098,328
                                                                                     ===========     ===========

The accompanying notes are an integral part of these financial statements.
<PAGE 10>

Southern California Edison Company

In thousands, except share amounts                  December 31,                       1994            1993
----------------------------------                  ------------                   -------------    ------------
CAPITALIZATION AND LIABILITIES
Common shareholder's equity:
  Common stock (434,888,104 shares outstanding
    at each date)                                                                    $ 2,168,054     $ 2,168,054
  Additional paid-in capital                                                             177,351         177,363
  Retained earnings                                                                    2,683,568       2,586,890

                                                                                     -----------     -----------
                                                                                       5,028,973       4,932,307
Preferred stock:
  Not subject to mandatory redemption                                                    358,755         358,755
  Subject to mandatory redemption                                                        275,000         275,000
Long-term debt                                                                         4,987,978       5,233,697
                                                                                     -----------     -----------
Total capitalization                                                                  10,650,706      10,799,759
                                                                                     -----------     -----------
Other long-term liabilities                                                              311,063         266,595
                                                                                     -----------     -----------
Current portion of long-term debt                                                        201,275         151,200
Short-term debt                                                                          675,514         613,094
Accounts payable                                                                         317,082         336,464
Accrued taxes                                                                            514,441         394,740
Accrued interest                                                                          87,733          89,615
Dividends payable                                                                        115,803         162,818
Regulatory balancing accounts--net                                                        55,710          57,932
Deferred unbilled revenue and other current liabilities                                  779,257         653,233
                                                                                     -----------     -----------
Total current liabilities                                                              2,746,815       2,459,096
                                                                                     -----------     -----------
Accumulated deferred income taxes--net                                                 3,386,775       3,616,657
Accumulated deferred investment tax credits                                              399,662         421,338
Customer advances and other deferred credits                                             580,490         534,883
                                                                                     -----------     -----------
Total deferred credits                                                                 4,366,927       4,572,878
                                                                                     -----------     -----------
Commitments and contingencies
  (Notes 2, 8, 9 and 10)
Total capitalization and liabilities                                                 $18,075,511     $18,098,328
                                                                                     ===========     ===========

The accompanying notes are an integral part of these financial statements.
<PAGE 11>

Consolidated Statements of Cash Flows     Southern California Edison Company

In thousands                       Year ended December 31,                 1994           1993          1992
-------------                      -----------------------             ------------  ------------   ------------
Cash flows from operating activities:
Net income                                                               $  638,581    $  678,045     $  672,909
Adjustments for non-cash items:
  Depreciation and decommissioning                                          890,656       892,502        796,653
  Amortization                                                              126,131       100,740        143,483
  Rate phase-in plan                                                        123,479       123,412        125,570
  Deferred income taxes and investment tax credits                         (102,179)      106,216        (63,792)
  Other long-term liabilities                                                44,468       (75,079)        35,154
  Other--net                                                                (39,701)      (33,666)        46,493
Changes in working capital components:
  Receivables                                                               (64,311)       14,912        (21,435)
  Regulatory balancing accounts                                              (2,222)      (29,591)       245,356
  Fuel inventory, materials and supplies                                    (21,087)       (6,592)        56,968
  Prepayments and other current assets                                       (1,260)       78,538        (13,169)
  Accrued interest and taxes                                                117,819      (176,598)       (91,473)
  Accounts payable and other current liabilities                            106,642        (1,554)      (123,363)
                                                                         ----------    ----------     ----------
Net cash provided by operating activities                                 1,817,016     1,671,285      1,809,354
                                                                         ----------    ----------     ----------
Cash flows from financing activities:
Long-term debt issued                                                           964     2,155,919      1,009,624
Preferred stock issued                                                           --        74,598        295,994
Long-term debt repayments                                                  (170,224)   (2,179,772)    (1,301,762)
Preferred stock redemptions                                                      --       (86,392)      (231,691)
Nuclear fuel financing--net                                                 (31,444)        7,663       (126,340)
Short-term debt financing--net                                               62,420         5,447        (27,771)
Dividends paid                                                             (588,917)     (516,121)      (470,080)
                                                                         ----------    ----------     ----------
Net cash used by financing activities                                      (727,201)     (538,658)      (852,026)
                                                                         ----------    ----------     ----------

Cash flows from investing activities:
Additions to property and plant                                            (982,277)   (1,040,425)      (786,859)
Funding of nuclear decommissioning trusts                                  (113,912)     (140,955)      (131,753)
Other--net                                                                   (6,453)      (13,035)          (149)
                                                                         ----------    ----------     ----------
Net cash used by investing activities                                    (1,102,642)   (1,194,415)      (918,761)
                                                                         ----------    ----------     ----------
Net increase (decrease) in cash and equivalents                             (12,827)      (61,788)        38,567
Cash and equivalents, beginning of year                                     204,919       266,707        228,140
                                                                         ----------    ----------     ----------
Cash and equivalents, end of year                                        $  192,092    $  204,919     $  266,707
                                                                         ==========    ==========     ==========
Cash payments for interest and taxes:
Interest                                                                 $  365,126    $  398,151     $  445,443
Taxes                                                                       443,801       454,201        532,310



The accompanying notes are an integral part of these financial statements.
<PAGE 12>

Notes to Consolidated Financial Statements
                                          Southern California Edison Company

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

Certain prior-year amounts have been reclassified to conform to the December 31, 1994, financial statement presentation.

Debt Issuance and Reacquisition Expense

Debt premium, discount and issuance expenses are amortized over the life of each issue. Under CPUC rate-making procedures, debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

Fuel Inventory

Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

Investments

Cash equivalents include tax-exempt investments ($132 million at December 31, 1994), and time deposits and other investments ($53 million at December 31, 1994) with maturities of three months or less.

Unrealized gains on equity investments are recorded as a regulatory liability. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

All investments are classified as available-for-sale.

Nuclear

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

Decommissioning costs are accrued and recovered in rates over the term of each nuclear facility's operating license through charges to depreciation expense (see Note 9).

Under the Energy Policy Act of 1992, Edison is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through customer rates.

In November 1992, Edison discontinued operation of San Onofre Nuclear Generating Station Unit 1. Edison will recover its investment, earning an 8.98% rate of return, by August 1996.
<PAGE 13>

Notes to Consolidated Financial Statements

In October 1994, the CPUC authorized accelerated recovery of Edison's nuclear plant investments by $75 million per year through 2011, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

Regulatory Balancing Accounts

The differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs are accumulated in balancing accounts until they are refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). Income tax effects on balancing account changes are deferred.

CPUC-established target generation levels act as performance incentives for Edison's nuclear generating stations. Fuel savings or costs above or below these targets are shared equally by Edison and its customers through balancing account adjustments.

Research, Development and Demonstration (RD&D)

Edison capitalizes RD&D costs that are expected to result in plant construction. If construction does not result, these costs are charged to expense. RD&D expenses are recorded in a balancing account, and at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $63 million in 1994, $49 million in 1993 and $40 million in 1992.

Revenue

Operating revenue includes amounts for services rendered but unbilled at the end of each year.

Utility Plant

Plant additions, including replacements and betterments, are capitalized. Such costs include direct material and labor, construction overhead and an allowance for funds used during construction (AFUDC). AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction. AFUDC is capitalized during plant construction and reported in current earnings. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. Depreciation of utility plant is computed on a straight-line, remaining-life basis.

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation.

Note 2.  Regulatory Matters

1995 General Rate Case Proposed Settlement Agreement

Edison and the CPUC's Division of Ratepayer Advocates filed a settlement agreement related to the 1995 general rate case. The settlement, which requires CPUC approval, includes a $67 million reduction in 1995 non-fuel revenue and, beginning February 1, 1996, accelerated recovery (by 2003, instead of 2012) of Edison's remaining investment in San Onofre Units 2 and 3, with an incentive pricing plan for future operating costs.

Edison's unrecovered investment in Units 2 and 3 (approximately $2.7 billion) would be collected over an eight-year period earning a reduced rate of return of 7.78%, compared to the current 9.8%. Under the incentive pricing plan, which would replace traditional regulation and rate-recovery, Edison will receive approximately 4 cents per kilowatt-hour to cover its portion of San Onofre's ongoing operating and incremental capital expenditures during the eight-year period. At the end of this period, customers would bear no further obligation for the units, except certain costs associated with decommissioning and permanent closure. Edison may then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.
<PAGE 14>

                                        Southern California Edison Company

The $67 million revenue reduction has been included in 1995 rates. This reduction may change depending on the CPUC's final decision expected in mid-1995.

CPUC Electric Utility Industry Restructuring Proposal

During 1994, the CPUC issued a proposal and held several hearings for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for direct access to a range of generation providers, including utilities, beginning in 1996.
As proposed, eligibility would expand gradually, until all customers, including residential customers, would have the option for direct access to this competitive generation market by 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory and performance-based regulation would replace existing regulation for such services. The proposal also stated that utilities should be entitled to recover the portion of their generation investments rendered uneconomic in the new direct access environment. Edison's response to the CPUC's proposal recommended the creation of a regional competitive market with an independent power pool that would act as an intermediary between all power consumers and suppliers and urged that the CPUC provide that costs previously incurred to serve the state's electricity needs under current regulatory rules be recovered fairly from all customers. In anticipation of obstacles in implementing the CPUC's proposal due to regulatory, legislative and jurisdictional issues, Edison also recommended the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins.

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning in 1998. Subsequent to the CPUC proposal, the state legislature passed a resolution requesting the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date, and plans to issue a proposed policy decision for public comment on March 22, 1995. Its policy decision would become effective no sooner than September 1995.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge (CTC) mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. Of that amount, $4.9 billion would come from qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At December 31, 1994, these commitments included recorded regulatory assets of approximately $1 billion.

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $1 billion would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not recovered through a CTC or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

Mohave Generating Station

A 1994 CPUC decision stated that Edison was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. Edison believes that the final outcome of this matter will not materially affect its results of operations.
<PAGE 15>

Notes to Consolidated Financial Statements

Note 3.  Financial Instruments

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

Commercial paper intended to be refinanced for a period exceeding one year and used to finance nuclear fuel scheduled to be used more than one year after the balance sheet date, is classified as long-term debt.

Long-term debt maturities and sinking-fund requirements for the next five years are: 1995--$201 million; 1996--$1 million; 1997--$501 million; 1998
--$447 million; and 1999--$155 million.

Long-term debt consisted of:

In millions                                                  December 31,                  1994            1993
-----------                                                  -------------                ------          ------
First and refunding mortgage bonds:
1995--1998 (5.45% to 6.125%)                                                              $  850          $  850
1999--2003 (5.625% to 7.5%)                                                                  700             700
2004--2026 (5.875% to 9.25%)                                                               1,975           1,993
Pollution-control bonds:
1999--2027 (5.4% to 7.2% and variable)                                                     1,206           1,208
Funds held by trustees                                                                        (2)             (2)
Debentures and notes:
1998--2003 (5.6% to 7.375%)                                                                  495             645
Commercial paper for nuclear fuel                                                             39              70
Long-term debt due within one year                                                          (201)           (151)
Unamortized debt discount--net                                                               (74)            (79)
                                                                                          ------          ------
Total                                                                                     $4,988          $5,234
                                                                                          ======          ======

On February 7, 1995, Edison issued $100 million of 8.25% notes, due 2000.

Short-Term Debt

Edison has lines of credit it can use at negotiated or bank index rates. At December 31, 1994, such lines totaled $1.2 billion, with $700 million supporting commercial paper and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at December 31, 1994, and 1993, was $717 million and $685 million (with $39 million and $70 million reclassified as long-term), respectively. Weighted-average interest rates were 4.2% and 3.2%, at December 31, 1994, and 1993, respectively.

Other Financial Instruments

Edison's risk management policy allows the use of derivative financial instruments to limit financial exposure on its investments and contractual obligations, but prohibits the use of these instruments for speculative purposes.
<PAGE 16>

                                         Southern California Edison Company

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating rate long-term debt. The debt related to these agreements is reported on the balance sheets at amortized cost; the swap and cap agreements are not required to be recorded on the financial statements. Edison is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

Edison had the following derivative financial instruments at December 31, 1994:

Category                                                   Contract Amount/Terms              Purpose
--------                                                   ---------------------              -------
Interest rate swaps                                            $196 million            change interest rate exposure
                                                               due 2008                to a fixed rate of 5.585%

Interest rate cap                                              $30 million             change interest rate exposure
                                                               expires 1997            to a fixed rate of 6%
                                                               debt due 2027

Fair values of financial instruments were:

                                             December 31,                   1994                       1993
                                            -------------                   ----                       ----
                                                                     Carrying    Fair           Carrying    Fair
Instrument            In millions                                     Amount     Value           Amount     Value
----------            -----------                                    --------    -----          --------    -----
Financial assets:*
Decommissioning trusts                                               $  920     $  919          $  789     $  853
Equity investments                                                        9         26               9         31

Financial liabilities:
Interest rate swap & cap agreements                                      --          1              --         29
Long-term debt                                                        4,988      4,763           5,234      5,579
Nuclear enrichment obligation                                            66         45              72         59
Preferred stock subject to mandatory redemption                         275        257             275        291

*Carrying amounts represent cost basis.


Financial assets are recorded at fair value in 1994. The fair values were based on quoted market prices. Financial liabilities' fair values were based on: termination costs--interest rate swap and cap agreements; brokers' quotes--long-term debt and preferred stock; and discounted future cash flows--nuclear enrichment obligation. Amounts reported for cash equivalents and short-term debt approximate fair value, due to the instruments' short maturities.

Note 4.  Equity

The CPUC regulates Edison's capital structure, limiting the dividends it may pay SCEcorp.

Authorized common stock is 560 million shares with no par value. Edison split its stock two-for-one, effective June 1, 1993. Authorized shares of preferred and preference stock are: $25 cumulative preferred--24 million; $100 cumulative preferred--12 million; and preference--50
million.   All cumulative preferred stocks are redeemable.  Mandatorily redeemable preferred stocks are subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity. There are no preferred stock redemption requirements for the next five years.
<PAGE 17>

Notes to Consolidated Financial Statements

Cumulative preferred stock consisted of:

Dollars in millions, except per-share amounts                        December 31,          1994          1993
---------------------------------------------                        ------------          ----          ----
                                                     December 31, 1994
                                               --------------------------
                                                  Shares       Redemption
                                                Outstanding       Price
                                               ------------    ----------
Not subject to mandatory redemption:
$25 par value:
4.08% Series                                    1,000,000       $ 25.50                    $ 25          $ 25
4.24                                            1,200,000         25.80                      30            30
4.32                                            1,653,429         28.75                      41            41
4.78                                            1,296,769         25.80                      33            33
5.80                                            2,200,000         25.25                      55            55
7.36                                            4,000,000         25.00                     100           100

$100 par value:
7.58% Series                                      750,000        101.00                      75            75
                                                                                           ----          ----
Total                                                                                      $359          $359
                                                                                           ----          ----
Subject to mandatory redemption:
$100 par value:
6.05% Series                                      750,000       $100.00                    $ 75          $ 75
6.45                                            1,000,000        100.00                     100           100
7.23                                            1,000,000        100.00                     100           100
                                                                                           ----          ----
Total                                                                                      $275          $275
                                                                                           ====          ====

There were no preferred stock issuances or redemptions in 1994. Issuances and redemptions in 1993 and 1992 were:

Shares in thousands                                 Year ended December 31,                    1993        1994
-------------------                                 -----------------------                   ------      ------
Series:
6.05%                                                                                           750          --
6.45                                                                                             --       1,000
7.23                                                                                             --       1,000
7.325                                                                                          (427)        (30)
7.36                                                                                             --       4,000
7.80                                                                                           (411)        (18)
8.54                                                                                             --        (547)
8.70                                                                                             --        (500)
8.70A                                                                                            --        (394)
8.96                                                                                             --        (500)
12.31                                                                                            --        (277)
                                                                                              -----       -----
Net issuances (redemptions)                                                                     (88)      3,734
                                                                                              =====       =====

Note 5.  Income Taxes

Edison and its subsidiaries will be included in SCEcorp's consolidated federal income tax and combined state franchise tax returns. Under income tax allocation agreements, each subsidiary calculates its own tax liability.

Change in Accounting Principle

Edison adopted a new income tax accounting standard in 1993 that requires the balance sheet method to account for income taxes. Financial statements prior to adoption reflect income taxes accounted for under the income statement method. The cumulative effect of adoption increased 1993 earnings by $8 million and total assets and liabilities by about $2 billion.
<PAGE 18>

                                         Southern California Edison Company

Current and Deferred Taxes

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.

The components of the net accumulated deferred income tax liability were:

In millions                                                  December 31,                1994            1993
-----------                                                  ------------                ----            ----
Deferred tax assets:
Property-related                                                                      $    260         $   240
Investment tax credits                                                                     237             310
Regulatory balancing accounts                                                               85             171
Other                                                                                      521             536
                                                                                      --------        --------
Total                                                                                 $  1,103        $  1,257
                                                                                      --------        --------
Deferred tax liabilities:
Property-related                                                                      $  3,706        $  4,030
Other                                                                                      513             640
                                                                                     ---------        --------
Total                                                                                 $  4,219        $  4,670
                                                                                     ---------        --------

Accumulated deferred income taxes--net                                                 $ 3,116          $3,413
                                                                                     =========        ========
Classification of accumulated deferred income taxes:
Included in deferred credits                                                           $ 3,387          $3,617
Included in current assets                                                                 271             204

The current and deferred components of income tax expense were:

In millions                                Year ended December 31,                1994         1993        1992
-----------                                -----------------------                ----         ----        ----
Current:
Federal                                                                           $431         $219        $388
State                                                                              123           83         119
                                                                                  ----         ----        ----

                                                                                   554          302         507
                                                                                  ----         ----        ----

Deferred--federal and state:
Accrued charges                                                                    (25)         (38)         (8)
Depreciation                                                                        46           62         127
Investment and energy tax credits--net                                             (22)         (26)        (21)
Rate phase-in plan                                                                 (51)         (51)        (50)
Regulatory balancing accounts                                                       (7)         118        (121)
Resale revenue                                                                       8           26          34
Retirement of debt                                                                  (9)          33          (5)
Other                                                                              (42)         (18)        (19)
                                                                                  ----         ----        ----
                                                                                  (102)         106         (63)
                                                                                  ----         ----        ----
Total income tax expense                                                          $452         $408        $444
                                                                                  ====         ====        ====
Classification of income taxes:
Included in operating income                                                      $508         $506        $520
Included in other income                                                           (56)         (98)        (76)


The composite federal and state statutory income tax rate was 41.045% for 1994 and 1993, and 40.138% for 1992.
<PAGE 19>

Notes to Consolidated Financial Statements

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                           Year ended December 31,                1994         1993       1992
                                           -----------------------                ----         ----       ----
Federal statutory rate                                                            35.0%        35.0%      34.0%
Depreciation and related timing differences not deferred                           5.3          5.8        3.2
Capitalized software                                                              (2.1)        (1.8)       0.3
Investment and energy tax credits                                                 (2.0)        (2.4)      (1.9)
State tax--net of federal deduction                                                5.7          5.5        4.6
Other                                                                             (0.4)        (4.5)      (0.5)
                                                                                  ----         ----       ----
Effective tax rate                                                                41.5%        37.6%      39.7%
                                                                                  ====         ====       ====

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

The plan's funded status was:

In millions                                         December 31,                             1994          1993
-----------                                         ------------                            ------        ------
Actuarial present value of benefit obligations:
Vested benefits                                                                             $1,260        $1,340
Nonvested benefits                                                                             147           164
                                                                                            ------        ------
Accumulated benefit obligation                                                               1,407         1,504
Value of projected future compensation levels                                                  450           551
                                                                                            ------        ------

Projected benefit obligation                                                                $1,857        $2,055
                                                                                            ------        ------
Fair value of plan assets                                                                   $2,194        $2,196
                                                                                            ------        ------
Projected benefit obligation less than plan assets                                          $ (337)       $ (141)
Unrecognized net gain                                                                          451           248
Unrecognized prior service cost                                                                 (5)           (5)
Unrecognized net obligation (17-year amortization)                                             (54)          (59)
                                                                                            ------        ------
Pension liability                                                                           $   55        $   43
                                                                                            ======        ======
Discount rate                                                                                  8.5%         7.25%
Rate of increase in future compensation                                                        5.0%          5.0%
Expected long-term rate of return on assets                                                    8.0%          8.0%

<PAGE 20>

                                        Southern California Edison Company

Edison recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

In millions                                Year ended December 31,                  1994       1993        1992
-----------                                -----------------------                 --------   ------     -------
Net pension expense:
Service cost for benefits earned                                                  $   67       $  69       $  55
Interest cost on projected benefit obligation                                        148         138         127
Actual return on plan assets                                                         (28)       (289)        (86)
Net amortization and deferral                                                       (140)        141         (63)
                                                                                  ------       -----       -----
Pension expense under accounting standards                                            47          59          33
Special termination benefits                                                          15          --          --
Regulatory adjustment (deferred)                                                       1         (11)         14
                                                                                  ------       -----       -----

Net pension expense recognized                                                    $   63       $  48       $  47
                                                                                  ======       =====       =====

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55, with at least 10 years of service, are eligible for postretirement health care, dental, life insurance and other benefits. Health care benefits are subject to deductibles, copayment provisions and other limitations.

In 1993, Edison adopted a new accounting standard for postretirement benefits other than pensions, which requires the expected cost of these benefits to be charged to expense during employees' years of service. Edison is amortizing its obligation related to prior service over 20 years.

Edison funds these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices.
Edison began funding its liability for these benefits in 1991. Amounts funded prior to 1993 were amortized and recovered in rates over 12 months. Any difference between expense determined under the new standard and amounts authorized for rate recovery is not expected to be material and will be charged to earnings.

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

The components of postretirement benefits other than pensions expense were:

In millions                                 Year ended December 31,             1994          1993       1992*
-----------                                 -----------------------             ----          ----       -----
Service cost for benefits earned                                               $  29         $  26      $  29
Interest cost on projected benefit obligation                                     72            66         --
Actual return on plan assets                                                     (20)          (12)        --
Amortization of transition obligation                                             36            36         --
                                                                               -----         -----      -----
Net expense                                                                      117           116         29
Amortization of prior funding                                                      2            48         56
                                                                              ------        ------     ------
Total expense                                                                 $  119        $  164     $   85
                                                                              ======        ======     ======

*In 1992, the costs of these benefits were recognized as they were paid or funded.
<PAGE 21>

Notes to Consolidated Financial Statements

The funded status of these benefits is reconciled to the recorded liability below:

In millions                        December 31,                                             1994         1993
-----------                        ------------                                             ----         ----
Actuarial present value of benefit obligation:
Retirees                                                                                  $  530        $  512
Employees eligible to retire                                                                  47            87
Other employees                                                                              293           358
                                                                                          ------        ------
Accumulated benefit obligation                                                            $  870        $  957
                                                                                          ------        ------
Fair value of plan assets                                                                 $  303        $  210
                                                                                          ------        ------
Accumulated benefit obligation in excess of plan assets                                   $ (567)       $ (747)
Unrecognized transition obligation                                                           622           688
Unrecognized net loss (gain)                                                                 (50)           59
                                                                                          ------        ------
Recorded asset (liability)                                                                $    5        $   --
                                                                                          ======        ======
Discount rate                                                                               8.75%         7.75%
Expected long-term rate of return on assets                                                  8.5%          8.5%


The assumed rate of future increases in the per-capita cost of health care benefits is 11% for 1995, gradually decreasing to 5.5% for 2005 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1994, by $135 million and annual aggregate service and interest costs by $18 million.

Employee Savings Plan

Edison has a 401(k) stock plan designed to supplement employees' retirement income. The plan received employer contributions of $21 million in both 1994 and 1993, and $20 million in 1992.


Note 7.  Jointly Owned Utility Projects

Edison owns interests in several generating stations and transmission systems for which each participant provides its own financing. Edison's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of December 31, 1994, was:

                                                         Plant in      Accumulated         Under       Ownership
In millions                                               Service     Depreciation     Construction    Interest
-----------                                              --------     ------------     ------------    ---------
Transmission systems:
  Eldorado                                               $    29       $     11          $    2            60%
  Pacific Intertie                                           213             64               7            50
Generating stations:
  Four Corners (coal) Units 4 and 5                          456            223               2            48
  Mohave (coal)                                              285            139              13            56
  Palo Verde (nuclear)                                     1,557            315              22            16
  San Onofre (nuclear)                                     4,118          1,413              72            75
                                                         -------        -------          ------
Total                                                    $ 6,658       $  2,165          $  118
                                                         =======       ========          ======

<PAGE 22>

                                          Southern California Edison Company

Note 8.  Leases

Edison has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at December 31, 1994, were:

Year ended December 31,                                                                  In millions
-----------------------                                                                  -----------
1995                                                                                          $24
1996                                                                                           19
1997                                                                                           15
1998                                                                                           12
1999                                                                                            8
Thereafter                                                                                     10
                                                                                              ---
Total                                                                                         $88
                                                                                              ===

Note 9.  Commitments

Nuclear Decommissioning

Edison expects to decommission its nuclear generating facilities at the end of their useful lives by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is estimated to cost $1.7 billion in current-year dollars (based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde). Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, will be stored until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $122 million in 1994, $141 million in 1993 and $132 million in 1992. The accumulated provision for decommissioning was $919 million at December 31, 1994, and $797 million at December 31, 1993. The estimated costs to decommission San Onofre Unit 1 ($242 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                           Maturity
In millions                                  Dates           December 31,            1994                1993
-----------                                ----------        ------------         --------            --------
Municipal bonds                            1996-2021                              $   447              $   680
Stocks                                        --                                      258                   51
U.S. government and agency issues          1998-2023                                   98                   36
Short-term investments and other              1994                                    117                   22
                                                                                  -------              -------
Trust fund balance (at cost)                                                      $   920              $   789
                                                                                  =======              =======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $26 million in 1994, $45 million in 1993 and $35 million in 1992. Proceeds from sales of securities (which are reinvested) were $1.1 billion in 1994, $372 million in 1993 and $463 million in 1992. Approximately 87% of the trust fund contributions were tax-deductible.

The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants, to determine the proper accounting classification and measurement criteria for these costs. If current industry accounting practices are changed, Edison could be required to report its estimated decommissioning costs as a liability, rather than recognize these costs over the term of each facility's operating license. In addition, trust fund earnings could be recognized
<PAGE 23>

Notes to Consolidated Financial Statements

as investment income, rather than a component of the accumulated provision for decommissioning. Edison does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

Other Commitments

Edison has fuel supply contracts which require payment only if the fuel is made available for purchase.

Edison has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers) and other utilities. The qualifying facility contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to Edison. There are no requirements to make debt-service payments.

Edison has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current or estimated future operating capacity. Edison's minimum commitment under both contracts is approximately $225 million through 2017.

Certain commitments for the years 1995 through 1999 are estimated below:

In millions                                                         1995     1996      1997     1998      1999
-----------                                                         -----    -----    -----     -----     -----
Construction expenditures                                          $  988   $  991   $  980    $  924     $ 857
Fuel supply contracts                                                 331      194      190       177       178
Purchased-power capacity payments                                     782      772      767       770       773
Unconditional purchase obligations                                     11       11       11        10        10

Note 10.  Contingencies

In addition to the matters disclosed in these notes, Edison is involved in legal, tax and regulatory proceedings before various courts and governmental agencies with regard to matters arising in the ordinary course of business. Edison believes that the final outcome of these proceedings will not materially affect its results of operations.

Environmental Protection

Edison is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

Edison records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, Edison records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts). While Edison has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

At December 31, 1994, Edison's recorded estimated minimum liability to remediate its 58 identified sites was $114 million, compared with $60 million at the end of 1993. The increase resulted primarily from changes in estimates for a former pole-treating facility and a fuel-oil tank inspection program. The ultimate costs to clean up Edison's identified sites may vary from its recorded liability due to numerous uncertainties
<PAGE 24>

                                        Southern California Edison Company

inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison among a range of reasonably possible outcomes.

Edison expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1994 were $5 million.

Edison's identified sites include several sites for which there is a lack of currently available information including, the nature and magnitude of contamination, and the extent, if any, that Edison may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

The CPUC allows Edison to recover environmental-cleanup costs at 23 of its sites, representing $90 million of Edison's recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison settled an insurance claim with one carrier, and is pursuing additional recovery from several other carriers. Costs incurred at the remaining 35 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Based on information available at this time, Edison believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $42 million per year. Insurance premiums are charged to operating expense.
<PAGE 25>

Responsibility for Financial Reporting

The responsibility for the integrity of the accompanying financial statements rests with Southern California Edison Company management. The statements have been prepared in accordance with generally accepted accounting principles and necessarily include management's estimates and judgment after giving due consideration to materiality.

Edison maintains systems of internal control to provide reasonable, but not absolute, assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of the financial statements. There are limits inherent in all systems of internal control, the design of which involves management's judgment and the recognition that the costs of such systems should not exceed the benefits to be derived. Edison believes its systems of internal control achieve this appropriate balance. These systems are augmented by internal audit programs through which the adequacy and effectiveness of internal controls, policies and procedures are monitored, evaluated and reported to management. Actions are taken to correct deficiencies as they are identified.

Arthur Andersen LLP, Edison's independent public accountants, considered Edison's systems of internal control in order to determine the scope of its auditing procedures for the purpose of expressing an informed opinion on the fairness, in all material respects, of Edison's reported results of operations, cash flows and financial position.

As a further measure to assure the ongoing objectivity of financial information, the audit committee of the board of directors, which is composed of outside directors, meets periodically, both jointly and separately, with management, the independent public accountants and internal auditors, who have unrestricted access to the committee. The committee recommends annually to the board of directors the appointment of a firm of independent public accountants to conduct audits of its financial statements; considers the independence of such firm and the overall adequacy of the audit scope and Edison's systems of internal control; reviews financial reporting issues; and is advised of management's actions regarding financial reporting and internal control matters.

Edison maintains high standards in selecting, training and developing personnel to assure that its operations are conducted in conformity with applicable laws and is committed to maintaining the highest standards of personal and corporate conduct. Management maintains programs to encourage and assess compliance with these standards.








        Richard K. Bushey                       John E. Bryson
        Vice President                          Chairman of the Board
        and Controller                          and Chief Executive Officer


February 3, 1995
<PAGE 26>

Report of Independent Public Accountants
                                         Southern California Edison Company

To the Shareholders and the Board of Directors, Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (Edison, a California corporation) and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Edison's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison and its subsidiaries as of December 31, 1994, and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2, the California Public Utilities Commission has issued a proposal for restructuring the California electric utility industry. If restructuring occurs, it is uncertain if certain costs and obligations incurred to serve customers under the existing regulatory framework will continue to be recovered. Edison has proposed recovery of these costs through a competition transition charge mechanism. It is also uncertain whether Edison will continue to meet the criteria for applying Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" to all of its operations if a new regulatory framework is adopted. Edison is unable to predict the outcome of restructuring and the accompanying financial statements do not include adjustments related to the potential effects of restructuring.

As discussed in Notes 5 and 6 to the financial statements, and as required by generally accepted accounting principles, Edison changed its methods of accounting for income taxes and postretirement benefits other than pensions in 1993.




                                                    ARTHUR ANDERSEN LLP


Los Angeles, California
February 3, 1995
<PAGE 27>



                                                              EXHIBIT 23
                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our report dated February 3, 1995, (the Report of Independent Public Accountants) appearing on page 27 of the 1994 Annual Report of Southern California Edison Company (Exhibit 13 included herein) in this Annual Report on Form 10-K for the year ended December 31, 1994, of Southern California Edison Company (Edison). It should be noted that we have not audited any financial statements of Edison subsequent to December 31, 1994 or performed any audit procedures subsequent to the date of our report.

We further consent to the incorporation by reference of the above-mentioned Report of Independent Public Accountants, incorporated by reference in this Annual Report on Form 10-K, and to the incorporation by reference of our report (the Report of Independent Public Accountants on Supplemental Schedule), appearing on page 23 of this Annual Report on Form 10-K, in the Edison Registration Statements which follow:

 Registration Form              File No.               Effective Date
 -----------------              --------               --------------

     Form S-3                   33-53288               November 6, 1992
     Form S-3                   33-53290               November 6, 1992
     Form S-3                   33-50251               September 21, 1993





                                ARTHUR ANDERSEN LLP


Los Angeles, California
March 27, 1995

                                                      EXHIBIT 24.1

                SOUTHERN CALIFORNIA EDISON COMPANY

                         POWER OF ATTORNEY

    The undersigned, Southern California Edison Company, a California corporation, and certain of its officers and/or directors do each hereby constitute and appoint JOHN E. BRYSON, BRYANT C DANNER, ALAN J. FOHRER, R.
K. BUSHEY, C. ALEX MILLER, KENNETH S. STEWART, W. J. SCILACCI, JAMES R. BERG, L. C. CLARK, PATRICIA N. GLAZIER, VICTORIA W. SCHWARTZ, DOROTHY J. FULCO, JOHN STADNIK, THOMAS J. DENNIS, and CHARLES COOKE, or any one of them, to act as attorney-in-fact, for and in their respective names, places, and steads, to execute, sign, and file or cause to be filed an Annual Report on Form 10-K for the fiscal year ended December 31, 1994, the quarterly reports on Form 10-Q for each of the first three quarters of fiscal year 1995, from time to time during 1995 any Current Reports on Form 8-K, and any and all supplements and amendments thereto, to be filed by Southern California Edison Company with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended, for the purpose of complying with Sections 13 or 15(d) of the Securities Exchange Act of 1934, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform all and every act and thing whatsoever requisite, necessary and appropriate to be done in and about the premises as fully and to all intents and purposes as the undersigned or any of them might or could do if personally present, hereby ratifying and approving the acts of each of said attorneys-in-fact.

    Executed at Rosemead, California, as of this 16th day of February, 1995.

                               SOUTHERN CALIFORNIA EDISON COMPANY

                               By          John E. Bryson
                                  --------------------------------
                                      Chairman of the Board and
                                       Chief Executive Officer
(Seal)

Attest:


      Kenneth S. Stewart
---------------------------------
           Secretary

Principal Executive Officer:


        John E. Bryson
---------------------------------   Chairman of the Board, Chief
        John E. Bryson              Executive Officer and Director

Principal Financial Officer:

        Alan J. Fohrer
---------------------------------   Senior Vice President
        Alan J. Fohrer              and Chief Financial Officer

Controller and Principal Accounting Officer:

         R. K. Bushey
---------------------------------   Vice President
         R. K. Bushey               and Controller

Directors:

   Howard P. Allen                    J. J. Pinola
--------------------   Director   ----------------------   Director
   Howard P. Allen                    J. J. Pinola

   N. Barker, Jr.                    James M. Rosser
--------------------   Director   ----------------------   Director
   N. Barker, Jr.                    James M. Rosser

  Camilla C. Frost                 Henry T. Segerstrom
--------------------   Director   ----------------------   Director
  Camilla C. Frost                 Henry T. Segerstrom

  Walter B. Gerken                 E. L. Shannon, Jr.
--------------------   Director   -----------------------  Director
  Walter B. Gerken                 E. L. Shannon, Jr.

   Joan C. Hanley                    Robert H. Smith
---------------------  Director   -----------------------  Director
   Joan C. Hanley                    Robert H. Smith

 Carl F. Huntsinger                 Daniel M. Tellep
---------------------  Director   -----------------------  Director
 Carl F. Huntsinger                 Daniel M. Tellep

  Charles D. Miller                 James D. Watkins
---------------------  Director   -----------------------  Director
  Charles D. Miller                 James D. Watkins

                                     Edward Zapanta
---------------------  Director   -----------------------  Director
   Luis G. Nogales                   Edward Zapanta

                                                EXHIBIT 24.2


    I, MOLLY K. BYRD, Assistant Secretary of SOUTHERN CALIFORNIA EDISON COMPANY, certify that the attached is an accurate and complete copy of a resolution of the Board of Directors of the corporation, dully adopted at a meeting of its Board of Directors held on February 16, 1995.

Dated:  March 27, 1995

                                        Molly K. Byrd
                             ----------------------------------
                                     Assistant Secretary
                             SOUTHERN CALIFORNIA EDISON COMPANY

           RESOLUTION OF THE BOARD OF DIRECTORS OF

             SOUTHERN CALIFORNIA EDISON COMPANY

                 Adopted:  February 16, 1995


                RE:   ANNUAL REPORT ON FORM 10-K



    WHEREAS, the Securities Exchange Act of 1934 and regulations thereunder require that Annual, Quarterly and Current Reports be filed with the Securities and Exchange Commission ("Commission"); and it is desirable to effect such filings over the signatures of attorneys-in-fact;

    NOW, THEREFORE, BE IT RESOLVED, that each of the officers of this corporation is hereby authorized to file or cause to be filed with the Commission the Annual Report on Form 10-K of this corporation for the year ended December 31, 1994, Quarterly Reports on Form 10-Q for each of the first three quarters of 1995, Current Reports on Form 8-K as needed, and any required or appropriate supplements or amendments to such reports, all in such forms as the officer acting or counsel for this corporation considers appropriate.

    BE IT FURTHER RESOLVED, that each of the officers of this corporation is hereby authorized to execute and deliver on behalf of this corporation and in its name a power of attorney appointing John E. Bryson, Bryant C. Danner, Alan J. Fohrer, R. K. Bushey, C. Alex Miller, Kenneth S. Stewart,
W. J. Scilacci, James R. Berg, L. C. Clark, Patricia N. Glazier, Victoria
W. Schwartz, Dorothy J. Fulco, John Stadnik, Thomas J. Dennis, and Charles Cooke, and each of them, to act severally as attorney-in-fact for this corporation for the purpose of executing and filing with the Commission the above-described reports and any amendments and supplements thereto.