Form 10-Q
period 1995-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 1995-05-11
CIK 92103

                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


                                          FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 1995
                                ---------------------------------------

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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                            Outstanding at May 5, 1995
- - - - --------------------------                  --------------------------
Common Stock, no par value                         434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                        Page
                                                                         No.
                                                                        ----
Part I.  Financial Information:

    Item 1.  Consolidated Financial Statements:

         Report of Independent Public Accountants                         2

         Consolidated Statements of Income--Three and Twelve
              Months Ended March 31, 1995, and 1994                       3

         Consolidated Balance Sheets--March 31, 1995,
              December 31, 1994, and March 31, 1994                       4

         Consolidated Statements of Cash Flows--
              Three and Twelve Months Ended
              March 31, 1995, and 1994                                    6

         Consolidated Statements of Retained Earnings--
              Three and Twelve Months Ended
              March 31, 1995, and 1994                                    7

         Notes to Consolidated Financial Statements                       8

    Item 2.  Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                  24

Part II.  Other Information:

    Item 1.  Legal Proceedings                                            32

    Item 4.  Submission of Matters to a Vote of Security Holders          35

    Item 6.  Exhibits and Reports on Form 8-K                             35

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (Edison, a California corporation) and its subsidiaries as of March 31, 1995, December 31, 1994, and March 31, 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three- and twelve-month periods ended March 31, 1995, and 1994. These financial statements are the responsibility of Edison's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison and its subsidiaries as of March 31, 1995, December 31, 1994, March 31, 1994, and the results of their operations and their cash flows for each of the three- and twelve-month periods ended March 31, 1995, and 1994, in conformity with generally accepted accounting principles.

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




                                         ARTHUR ANDERSEN LLP
Los Angeles, California
May 5, 1995

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                                               3 Months Ended                          12 Months Ended
                                                                  March 31,                               March 31,
                                                       -------------------------------          ------------------------------
                                                          1995                1994                1995                 1994
                                                       ----------           ----------          ----------          ----------

Operating revenue                                      $1,721,782           $1,676,681          $7,843,702          $7,372,310
                                                       ----------           ----------          ----------          ----------
Fuel                                                      146,973              186,229             801,351             772,543
Purchased power                                           487,092              489,515           2,560,467           2,527,087
Provisions for regulatory
   adjustment clauses--net                                 28,761               (8,906)             92,440            (318,038)
Other operating expenses                                  283,310              293,117           1,305,443           1,266,708
Maintenance                                                97,490               83,761             343,890             354,095
Depreciation and decommissioning                          229,952              226,386             894,222             897,350
Income taxes                                              122,669              103,251             527,044             521,741
Property and other taxes                                   52,807               52,966             202,552             204,562
                                                       ----------           ----------          ----------          ----------
Total operating expenses                                1,449,054            1,426,319           6,727,409           6,226,048
                                                       ----------           ----------          ----------          ----------
Operating income                                          272,728              250,362           1,116,293           1,146,262
                                                       ----------           ----------          ----------          ----------
Provision for rate phase-in plan                          (29,775)             (32,646)           (133,725)           (136,596)
Allowance for equity funds
   used during construction                                 5,524                3,924              15,948              19,170
Interest income                                             8,207                6,243              33,046              25,038
Other nonoperating income--net                              3,886               18,033              50,454              48,737
                                                       ----------           ----------          ----------          ----------
Total other income (deductions)--net                      (12,158)              (4,446)            (34,277)            (43,651)
                                                       ----------           ----------          ----------          ----------
Income before interest expense                            260,570              245,916           1,082,016           1,102,611
                                                       ----------           ----------          ----------          ----------
Interest on long-term debt                                 95,462               95,123             382,167             389,262
Other interest expense                                     21,128               13,956              68,819              55,142
Allowance for borrowed funds
   used during construction                                (4,195)              (4,090)            (14,545)            (16,254)
Capitalized interest                                         (514)                 (47)               (721)               (907)
                                                       ----------           ----------          ----------          ----------
Total interest expense--net                               111,881              104,942             435,720             427,243
                                                       ----------           ----------          ----------          ----------
Net income                                                148,689              140,974             646,296             675,368
Dividends on preferred stock                               10,020               10,020              40,080              40,272
                                                       ----------           ----------          ----------          ----------
Earnings available for common stock                    $  138,669           $  130,954          $  606,216          $  635,096
                                                       ==========           ==========          ==========          ==========







The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands


                                                                                 March 31,      December 31,        March 31,
                                                                                   1995             1994              1994
                                                                               -------------     -----------      -------------
ASSETS

Utility plant, at original cost                                                 $19,238,151       $19,121,964      $18,602,311
Less--accumulated provision for depreciation
   and decommissioning                                                            7,932,747         7,710,227        7,321,831
                                                                                -----------       -----------      -----------
                                                                                 11,305,404        11,411,737       11,280,480
Construction work in progress                                                       924,521           906,766          894,403
Nuclear fuel, at amortized cost                                                     120,600            98,044          136,791
                                                                                -----------       -----------      -----------
Total utility plant                                                              12,350,525        12,416,547       12,311,674
                                                                                -----------       -----------      -----------

Nonutility property--less accumulated provision
   for depreciation of $30,678, $30,593 and $31,796
   at respective dates                                                               79,577            77,338           70,663
Nuclear decommissioning trusts                                                    1,004,218           919,351          839,133
Other investments                                                                    49,498            39,584           21,103
                                                                                -----------       -----------      -----------
Total other property and investments                                              1,133,293         1,036,273          930,899
                                                                                -----------       -----------      -----------

Cash and equivalents                                                                173,455           192,092          233,629
Receivables, including unbilled revenue, less
   allowances of $23,454, $23,806 and $17,602 for
   uncollectible accounts at respective dates                                       802,148           902,090          780,574
Fuel inventory                                                                      113,634           116,929          120,789
Materials and supplies, at average cost                                             169,818           129,109          107,468
Accumulated deferred income taxes--net                                              226,742           271,308          171,196
Prepayments and other current assets                                                 57,406            98,778           54,877
                                                                                -----------       -----------      -----------
Total current assets                                                              1,543,203         1,710,306        1,468,533
                                                                                -----------       -----------      -----------

Unamortized debt issuance and reacquisition
   expense                                                                          350,682           356,557          377,149
Rate phase-in plan                                                                  214,475           240,730          334,480
Unamortized nuclear plant--net                                                      145,556           171,071          248,305
Income tax-related deferred charges                                               1,823,242         1,816,414        1,845,357
Other deferred charges                                                              353,109           327,613          349,343
                                                                                -----------       -----------      -----------
Total deferred charges                                                            2,887,064         2,912,385        3,154,634
                                                                                -----------       -----------      -----------

Total assets                                                                    $17,914,085       $18,075,511      $17,865,740
                                                                                ===========       ===========      ===========


The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts


                                                                                 March 31,      December 31,        March 31,
                                                                                   1995             1994              1994
                                                                                -----------     ------------       -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares outstanding
     at each date)                                                              $ 2,168,054       $ 2,168,054      $ 2,168,054
   Additional paid-in capital                                                       177,351           177,351          177,363
   Retained earnings                                                              2,685,417         2,683,568        2,558,871
                                                                                -----------       -----------      -----------
                                                                                  5,030,822         5,028,973        4,904,288
Preferred stock:
   Not subject to mandatory redemption                                              358,755           358,755          358,755
   Subject to mandatory redemption                                                  275,000           275,000          275,000
Long-term debt                                                                    5,110,896         4,987,978        5,015,828
                                                                                -----------       -----------      -----------
Total capitalization                                                             10,775,473        10,650,706       10,553,871
                                                                                -----------       -----------      -----------

Other long-term liabilities                                                         334,855           311,063          302,412
                                                                                -----------       -----------      -----------

Current portion of long-term debt                                                     1,275           201,275          201,200
Short-term debt                                                                     461,543           675,514          685,872
Accounts payable                                                                    289,386           317,082          313,676
Accrued taxes                                                                       605,196           514,441          507,439
Accrued interest                                                                    115,619            87,733          110,989
Dividends payable                                                                   140,673           115,803          162,822
Regulatory balancing accounts--net                                                   98,683            55,710           38,824
Deferred unbilled revenue and other current liabilities                             767,111           779,257          624,043
                                                                                -----------       -----------      -----------
Total current liabilities                                                         2,479,486         2,746,815        2,644,865
                                                                                -----------       -----------      -----------

Accumulated deferred income taxes--net                                            3,347,793         3,386,775        3,403,039
Accumulated deferred investment tax credits                                         395,003           399,662          414,947
Customer advances and other deferred credits                                        581,475           580,490          546,606
                                                                                -----------       -----------      -----------
Total deferred credits                                                            4,324,271         4,366,927        4,364,592
                                                                                -----------       -----------      -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)



Total capitalization and liabilities                                            $17,914,085       $18,075,511      $17,865,740
                                                                                ===========       ===========      ===========


The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                 3 Months Ended                        12 Months Ended
                                                                    March 31,                             March 31,
                                                            -----------------------------        -----------------------------
                                                               1995               1994              1995               1994
                                                            ----------          ---------        ----------         ----------
Cash flows from operating activities:
Net income                                                   $ 148,689          $ 140,974        $  646,296         $  675,368
Adjustments for non-cash items:
   Depreciation and
     decommissioning                                           229,952            226,386           894,222            897,350
   Amortization                                                 12,061             27,684           110,508             98,381
   Rate phase-in plan                                           26,255             29,729           120,005            123,768
   Deferred income taxes and
     investment tax credits                                     (5,578)           (11,927)          (95,834)           113,256
   Other long-term liabilities                                  23,792             35,817            32,443             75,608
   Other--net                                                  (40,599)           (25,348)          (50,618)           (58,265)
Changes in working capital components:
   Receivables                                                  99,942             57,205           (21,574)            24,820
   Regulatory balancing accounts                                42,973            (19,108)           59,859            (74,138)
   Fuel inventory, materials
     and supplies                                              (37,414)            (3,306)          (55,195)            (2,075)
   Prepayments and other
     current assets                                             41,372             42,641            (2,529)            66,016
   Accrued interest and taxes                                  118,641            129,742           102,387           (165,609)
   Accounts payable and other
     current liabilities                                       (39,842)           (51,978)          118,778           (187,754)
                                                             ---------          ---------        ----------        -----------
Net cash provided by
   operating activities                                        620,244            578,511         1,858,748          1,586,726
                                                             ---------          ---------        ----------        -----------

Cash flows from financing activities:
Long-term debt issued                                           99,416               (349)          100,729          1,320,086
Preferred stock issued                                              --                 --                --             74,598
Long-term debt repayments                                     (200,000)          (169,001)         (201,223)        (1,275,553)
Preferred stock redemptions                                         --                 --                --            (86,392)
Nuclear fuel financing--net                                     22,010             (1,457)           (7,977)            27,589
Short-term debt financing--net                                (213,971)            72,778          (224,329)           235,694
Dividends paid                                                (121,970)          (168,989)         (541,898)          (524,641)
                                                             ---------          ---------       -----------        -----------
Net cash used by
   financing activities                                       (414,515)          (267,018)         (874,698)          (228,619)
                                                             ---------          ---------       -----------        -----------

Cash flows from investing activities:
Additions to property and plant                               (195,689)          (245,553)         (916,170)        (1,100,673)
Funding of nuclear decommissioning
   trusts                                                      (24,157)           (34,698)         (119,614)          (139,048)
Other--net                                                      (4,520)            (2,532)           (8,440)           (12,302)
                                                             ---------          ---------       -----------        -----------
Net cash used by
   investing activities                                       (224,366)          (282,783)       (1,044,224)        (1,252,023)
                                                             ---------          ---------       -----------        -----------
Net increase (decrease) in cash
   and equivalents                                             (18,637)            28,710           (60,174)           106,084
Cash and equivalents, beginning
   of period                                                   192,092            204,919           233,629            127,545
                                                             ---------          ---------       -----------        -----------
Cash and equivalents, end of period                          $ 173,455          $ 233,629       $   173,455        $   233,629
                                                             =========          =========       ===========        ===========
Cash payments for interest and taxes:
Interest                                                     $  72,288          $  71,340       $   366,074        $   351,463
Taxes                                                           29,330            (79,755)          552,887            374,527

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                                             3 Months Ended                           12 Months Ended
                                                                March 31,                                March 31,
                                                       -------------------------------          ------------------------------
                                                          1995                1994                 1995                1994
                                                       ----------           ----------          ----------          ----------

Balance at beginning of period                         $2,683,568           $2,586,890          $2,558,871          $2,562,127
Net income                                                148,689              140,974             646,296             675,368
Dividends declared on common stock                       (136,820)            (158,973)           (479,670)           (635,848)
Dividends declared on preferred
   stock                                                  (10,020)             (10,020)            (40,080)            (40,272)
Reacquired capital stock expense                               --                   --                  --              (2,504)
                                                       ----------           ----------          ----------          ----------
Balance at end of period                               $2,685,417           $2,558,871          $2,685,417          $2,558,871
                                                       ==========           ==========          ==========          ==========









































The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Summary of Significant Accounting Policies

Southern California Edison Company's outstanding common stock is owned entirely by SCEcorp. Edison is a public utility which produces and supplies electric energy in Central and Southern California. The consolidated financial statements include Edison and its subsidiaries. Intercompany transactions have been eliminated.

Edison's accounting policies conform with generally accepted accounting principles for regulated enterprises and reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).

Certain prior-period amounts have been reclassified to conform to the March 31, 1995, financial statement presentation.

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

Investments

Cash equivalents include tax-exempt investments ($160 million at March
31, 1995, $132 million at December 31, 1994, and $161 million at March 31,
1994), and time deposits and other investments ($6 million at March 31, 1995, $53 million at December 31, 1994, and $64 million at March 31, 1994) with maturities of three months or less.

Unrealized gains and losses on equity investments are recorded as a regulatory liability. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through customer rates.

Edison discontinued operation of San Onofre Nuclear Generating Station Unit 1 in 1992. Edison will recover its remaining investment, earning an 8.98% rate of return, by August 1996.

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

Research, Development and Demonstration (RD&D)

Edison capitalizes RD&D costs that are expected to result in plant construction. If construction does not result, these costs are charged to expense. RD&D expenses are recorded in a balancing account, and at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $6 million and $57 million for the three and twelve months ended March 31, 1995, respectively, and $13 million and $54 million for the three and twelve months ended March 31, 1994, respectively.

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

Note 2.  Regulatory Matters

1995 General Rate Case Proposed Settlement Agreement

In 1994, Edison and the CPUC's Division of Ratepayer Advocates (DRA) filed a settlement agreement related to the 1995 general rate case. The

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement, which requires CPUC approval, includes a $67 million reduction in 1995 non-fuel revenue and, beginning February 1, 1996, accelerated recovery (by 2003, instead of 2012) of Edison's remaining investment in San Onofre Units 2 and 3, with an incentive pricing plan for future operating costs.

Edison's unrecovered investment in Units 2 and 3 (approximately $2.7 billion) would be collected over an eight-year period earning a reduced rate of return of 7.78%, compared to the current 9.8%. Under the incentive pricing plan, which would replace traditional regulation and rate recovery, Edison will receive approximately 4 cents per kilowatt-hour to cover its portion of San Onofre's ongoing operating and incremental capital expenditures during the eight-year period. At the end of this period, customers would bear no further obligation for the units, except certain costs associated with decommissioning and permanent closure. Edison would then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

On April 26, 1995, the DRA filed supplemental testimony recommending a 0.25-cent-per-kilowatt-hour decrease to the incentive prices originally agreed to in the proposed settlement. The DRA claims the decrease is based on "new information" obtained after the settlement was negotiated, but prior to hearings. Edison has filed rebuttal testimony showing that the information the DRA is citing is not new and is requesting that the CPUC adopt the original settlement. Hearings are scheduled to begin on May 15, 1995.

The $67 million revenue reduction has been included in 1995 rates. This reduction may change depending on the CPUC's final decision expected in late 1995.

Electric Utility Industry Restructuring Proposals

During 1994, the CPUC issued a proposal and held several hearings for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for direct access to a range of generation providers, including utilities, beginning in 1996.
As proposed, eligibility would expand gradually, until all customers, including residential, have the option for direct access to this competitive generation market by 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory and performance-based regulation would replace existing regulation for such services. The proposal also stated that utilities should be entitled to recover the portion of their generation investments rendered uneconomic in the new direct access environment. Edison's response to the CPUC's proposal recommended the creation of a regional competitive market with an independent power pool that would act as an intermediary between all power consumers and suppliers and urged that the CPUC provide that costs previously incurred to serve the state's electricity needs under current regulatory rules be recovered fairly from all customers. In anticipation of obstacles in implementing the CPUC's proposal due to regulatory, legislative and jurisdictional issues, Edison also recommended the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins.

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning in 1998. Subsequent to the CPUC proposal, the state legislature passed a resolution requesting the CPUC to withhold

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date. The CPUC has postponed the issuance date for its proposed policy statement from March 22, 1995, to May 24, 1995.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At March 31, 1995, these commitments included recorded regulatory assets of approximately $1 billion.

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $1 billion would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not recovered through a competition transition charge or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

A new accounting standard, effective January 1996, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The current standard bases impairment losses on the probability of recovery of an asset's book value. The new standard also imposes stricter criteria for retention of regulatory-created assets. Due to the regulatory uncertainties mentioned above, Edison cannot predict the effect of the new accounting standard on its generation-related assets; however, the timing of potential impairment losses for regulatory-created assets may be affected.

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open transmission access. To help insure that wholesale open access promotes competition, the FERC proposed development of industry-wide real-time information networks that would require utilities to provide simultaneous information to all parties trading wholesale electric power. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred by a utility to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison is currently analyzing the FERC proposal and expects to file comments in August 1995.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following March 31, 1995, are: 1996--$1 million; 1997--$201 million; 1998--$426 million; 1999--$322 million; and 2000--
$480 million.

Long-term debt consisted of:

                                                                   March 31,            December 31,         March 31,
                                                                     1995                   1994               1994
                                                                   ----------            ------------        ---------
                                                                                        (In millions)
First and refunding mortgage bonds:
 1995--1999 (5.45% to 7.5%)                                         $  800                 $1,000               $1,000
 2000--2004 (5.625% to 6.75%)                                          675                    675                  675
 2017--2026 (6.9% to 9.25%)                                          1,850                  1,850                1,850
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                              1,207                  1,206                1,208
Funds held by trustees                                                  (2)                    (2)                  (2)
Debentures and notes:
 1998--2003 (5.6% to 8.25%)                                            595                    495                  495
Commercial paper for nuclear fuel                                       61                     39                   69
Long-term debt due within one year                                      (1)                  (201)                (201)
Unamortized debt discount--net                                         (74)                   (74)                 (78)
                                                                    ------                 ------               ------
Total                                                               $5,111                 $4,988               $5,016
                                                                    ======                 ======               ======

Short-Term Debt

Edison has lines of credit it can use at negotiated or bank index rates. At March 31, 1995, such lines totaled $1.2 billion, with $700 million supporting commercial paper and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at March 31, 1995, December 31, 1994, and March 31, 1994, was $524 million, $717 million and $757 million (with $61 million, $39 million and $69 million reclassified as long-term), respectively. Weighted-average interest rates were 6.1%, 4.2% and 3.3%, at March 31, 1995, December 31, 1994, and March 31, 1994,
respectively.

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

For all balance sheet dates presented, Edison had the following derivative financial instruments:

Category                             Contract Amount/Terms                Purpose
- - - - --------                             ---------------------                -------
Interest rate swaps                $196 million                           change interest rate exposure
                                   due 2008                               to a fixed rate of 5.585%

Interest rate cap                  $30 million                            change interest rate exposure
                                   expires 1997                           to a fixed rate of 6%
                                   debt due 2027

Fair values of financial instruments were:

                                            March 31,                    December 31,                    March 31,
                                              1995                           1994                          1994
                                      --------------------            -------------------           -----------------
                                        Cost         Fair               Cost       Fair              Cost        Fair
Instrument                              Basis        Value              Basis      Value             Basis       Value
- - - - ----------                            --------      ------            --------   --------           -------      -----
                                                                         (In millions)
Financial assets:
Decommissioning trusts                $    943      $  1,004         $    920    $    919          $    825     $   839
Equity investments                           9            29                9          26                 9          27

Financial liabilities:
Interest rate swap & cap
  agreements                                --             8               --           1                --          11
Long-term debt                           5,111         5,076            4,988       4,763             5,016       5,094
Nuclear enrichment obligation               62            48               66          45                72          55
Preferred stock subject to
  mandatory redemption                     275           273              275         257               275         274

Financial assets are carried at their fair value, which is based on quoted market prices. Financial liabilities are recorded at cost. Financial liabilities' fair values were based on: termination costs--interest rate swap and cap agreements; brokers' quotes--long-term debt and preferred stock; and discounted future cash flows--nuclear enrichment obligation. Amounts reported for cash equivalents and short-term debt approximate fair value, due to the instruments' short maturities.

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

At each balance sheet date presented, cumulative preferred stock consisted of:

                                                                  Shares          Redemption
                                                                Outstanding          Price
                                                                -----------       -----------
(Dollars in millions, except per-share amounts)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                                                      1,000,000          $ 25.50                 $ 25
4.24                                                              1,200,000            25.80                   30
4.32                                                              1,653,429            28.75                   41
4.78                                                              1,296,769            25.80                   33
5.80                                                              2,200,000            25.25                   55
7.36                                                              4,000,000            25.00                  100

$100 Par value:
7.58% Series                                                        750,000           101.00                   75
                                                                                                             ----
Total                                                                                                        $359
                                                                                                             ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                                                        750,000          $100.00                 $ 75
6.45                                                              1,000,000           100.00                  100
7.23                                                              1,000,000           100.00                  100
                                                                                                             ----
Total                                                                                                        $275
                                                                                                             ====

There were no preferred stock issuances or redemptions for the periods presented.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current and Deferred Taxes

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.

The components of the net accumulated deferred income tax liability were:

                                                                       March 31,             December 31,       March 31,
                                                                         1995                    1994             1994
                                                                       ---------             ------------       ---------
                                                                                             (In millions)
Deferred tax assets:
Property-related                                                         $  262                $  260             $  476
Investment tax credits                                                      235                   237                266
Regulatory balancing accounts                                                94                    85                147
Other                                                                       537                   521                348
                                                                         ------                ------             ------
Total                                                                    $1,128                $1,103             $1,237
                                                                         ------                ------             ------
Deferred tax liabilities:
Property-related                                                         $3,703                $3,706             $3,890
Other                                                                       546                   513                579
                                                                         ------                ------             ------
Total                                                                    $4,249                $4,219             $4,469
                                                                         ------                ------             ------

Accumulated deferred income taxes--net                                   $3,121                $3,116             $3,232
                                                                         ======                ======             ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                             $3,348                $3,387            $ 3,403
Included in current assets                                                  227                   271                171

The current and deferred components of income tax expense were:


                                                                                3 Months Ended          12 Months Ended
                                                                                    March 31,               March 31,
                                                                              ------------------      -------------------
                                                                              1995          1994      1995           1994
                                                                              ----          ----      ----           ----
                                                                                             (In millions)
Current:
Federal                                                                       $  92         $  80    $ 444          $ 225
State                                                                            23            25      120             84
                                                                              -----         -----    -----          -----
                                                                                115           105      564            309
                                                                              -----         -----    -----          -----
Deferred--federal and state:
Accrued charges                                                                   4            (4)     (17)           (38)
Depreciation                                                                      2            10       38             58
Investment and energy tax credits--net                                           (5)           (6)     (20)           (26)
Rate phase-in plan                                                              (11)          (12)     (49)           (51)
Regulatory balancing accounts                                                   (21)           (2)     (27)           126
Resale revenue                                                                   --            --        8             27
Retirement of debt                                                               (2)           (2)      (9)            30
State tax--privilege year                                                        34            (2)      22              9
Other                                                                            (7)            6      (42)           (22)
                                                                              -----         -----    -----          -----
                                                                                 (6)          (12)     (96)           113
                                                                              -----         -----    -----          -----
Total income tax expense                                                      $ 109         $  93    $ 468          $ 422
                                                                              =====         =====    =====          =====
Classification of income taxes:
Included in operating income                                                  $ 123         $ 103    $ 527          $ 522
Included in other income                                                        (14)          (10)     (59)          (100)

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composite federal and state statutory income tax rate was 41.045% for all periods presented.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                                                            3 Months Ended            12 Months Ended
                                                                               March 31,                 March 31,
                                                                         ------------------         -----------------
                                                                         1995          1994         1995         1994
                                                                         ----          ----         ----         ----

Federal statutory rate                                                   35.0%         35.0%        35.0%       35.0%
Depreciation and related timing differences not
   deferred                                                               2.7           4.0          4.1         5.6
Capitalized software                                                     (0.9)         (2.2)        (1.8)       (1.9)
Investment and energy tax credits                                        (1.8)         (2.7)        (1.8)       (2.4)
State tax--net of federal deduction                                       3.6           5.8          5.2         5.7
Tax rate change                                                           4.0            --          0.9        (0.6)
Other                                                                    (0.3)         (0.2)         0.4        (3.0)
                                                                         ----          ----         ----        ----
Effective tax rate                                                       42.3%         39.7%        42.0%       38.4%
                                                                         ====          ====         ====        ====

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan's funded status was:

                                                                    March 31,         December 31,          March 31,
                                                                      1995                1994                1994
                                                                    ----------        -------------        ----------
                                                                                       (In millions)

Actuarial present value of benefit obligation:
Vested benefits                                                        $1,272               $1,260            $1,352
Nonvested benefits                                                        153                  147               169
                                                                       ------               ------            ------
Accumulated benefit obligation                                          1,425                1,407             1,521
Value of projected future compensation levels                             466                  450               569
                                                                       ------               ------            ------
Projected benefit obligation                                           $1,891               $1,857            $2,090
                                                                       ======               ======            ======

Fair value of plan assets                                              $2,294               $2,194            $2,207
                                                                       ======               ======            ======

Projected benefit obligation less than plan assets                     $ (403)            $   (337)           $ (117)
Unrecognized net gain                                                     510                  451               223
Unrecognized prior service cost                                            (5)                  (5)               (5)
Unrecognized net obligation (17-year amortization)                        (53)                 (54)              (58)
                                                                       ------               ------            ------
Pension liability                                                      $   49               $   55            $   43
                                                                       ======               ======            ======

Discount rate                                                            8.5%                 8.5%             7.25%
Rate of increase in future compensation                                  5.0%                 5.0%              5.0%
Expected long-term rate of return on assets                              8.0%                 8.0%              8.0%

Edison recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                                                                        3 Months Ended              12 Months Ended
                                                                           March 31,                   March 31,
                                                                       ----------------             -----------------
                                                                       1995        1994             1995         1994
                                                                       ----        ----             ----         ----
                                                                                       (In millions)

Service cost for benefits earned                                      $ 14        $  18             $ 63        $  69
Interest cost on projected benefit obligation                           39           37              150          140
Actual return on plan assets                                           (84)         (12)            (101)        (200)
Net amortization and deferral                                           38          (30)             (71)          49
                                                                      ----        -----             ----        -----
Pension expense under accounting standards                               7           13               41           58
Special termination benefits                                            --           --               15           --
Regulatory adjustment--deferred                                          6           --                7           (8)
                                                                      ----        -----             ----        -----
Net pension expense recognized                                        $ 13        $  13             $ 63        $  50
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1993, Edison adopted a new accounting standard for postretirement benefits other than pensions, which requires the expected cost of these benefits to be charged to expense during employees' years of service. Edison is amortizing its obligation related to prior service over 20 years.

Edison funds these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices.
Edison began funding its liability for these benefits in 1991. Amounts funded prior to 1993 were amortized and recovered in rates over 12 months. Edison is continuing to amortize its obligation related to prior service over 20 years. Any difference between recognized expense and amounts authorized for rate recovery is not expected to be material and will be charged to earnings.

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

The components of postretirement benefits other than pensions expense were:

                                                                        3 Months Ended                12 Months Ended
                                                                           March 31,                     March 31,
                                                                       ----------------              ----------------
                                                                      1995          1994            1995         1994
                                                                      ----          ----            ----         ----
                                                                                           (In millions)
Service cost for benefits earned                                       $  8         $ 7              $ 27        $ 27
Interest cost on benefit obligation                                      18          18                73          67
Actual return on plan assets                                             (7)         (5)              (21)        (14)
Amortization of transition obligation                                     9           9                36          36
                                                                       ----         ---              ----        ----
Net expense                                                              28          29               115         116
Amortization of prior funding                                            --           2                 2          39
                                                                       ----         ---              ----        ----
Total expense                                                          $ 28         $31              $117        $155
                                                                       ====         ===              ====        ====

The funded status of these benefits is reconciled to the recorded liability below:

                                                                March 31,            December 31,         March 31,
                                                                  1995                   1994               1994
                                                              -------------          -------------      -------------
                                                                                     (In millions)
Actuarial present value of benefit obligation:
Retirees                                                         $ 530                  $ 530                $ 511
Employees eligible to retire                                        48                     47                   89
Other employees                                                    307                    293                  371
                                                                 -----                  -----                -----
Accumulated benefit obligation                                   $ 885                  $ 870                $ 971
                                                                 =====                  =====                =====

Fair value of plan assets                                        $ 327                  $ 303                $ 233
                                                                 =====                  =====                =====

Plan assets less than accumulated benefit
 obligation                                                      $(558)                 $(567)               $(738)
Unrecognized transition obligation                                 613                    622                  679
Unrecognized net loss (gain)                                       (50)                   (50)                  59
                                                                 -----                  -----                -----
Recorded asset (liability)                                       $   5                  $   5                $  --
                                                                 =====                  =====                =====

Discount rate                                                     8.75%                  8.75%                7.75%
Expected long-term rate of return on assets                        8.5%                   8.5%                 8.5%

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed rate of future increases in the per-capita cost of health care benefits is 11% for 1995, gradually decreasing to 5.5% for 2005 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of March 31, 1995, by $135 million and annual aggregate service and interest costs by $18 million.

Employee Savings Plan

Edison has a 401(k) stock plan designed to supplement employees' retirement income. The plan received employer contributions of $5 million and $21 million for the three and twelve months ended March 31, 1995, and March 31, 1994, respectively.

Note 7.  Jointly Owned Utility Projects

Edison owns interests in several generating stations and transmission systems for which each participant provides its own financing. Edison's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of March 31, 1995, was:

                                                          Plant in        Accumulated           Under         Ownership
                                                           Service       Depreciation       Construction      Interest
                                                          --------       ------------       ------------      ---------
                                                                                     (In millions)
Transmission systems:
  Eldorado                                                  $   28           $    9              $  1              60%
  Pacific Intertie                                             218               66                 5              50
Generating stations:
  Four Corners (coal) Units 4 and 5                            457              225                 2              48
  Mohave (coal)                                                284              139                11              56
  Palo Verde (nuclear)                                       1,560              325                23              16
  San Onofre (nuclear)                                       4,099            1,435                74              75
                                                            ------           ------              ----
Total                                                       $6,646           $2,199              $116
                                                            ======           ======              ====

Note 8.      Leases

Edison has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at March 31, 1995, were:

Year ended December 31,                                                                            (In millions)
1995                                                                                                   $18
1996                                                                                                    20
1997                                                                                                    16
1998                                                                                                    12
1999                                                                                                     8
Thereafter                                                                                              12
                                                                                                       ---
Total                                                                                                  $86
                                                                                                       ===

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Commitments

Nuclear Decommissioning

Edison plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is estimated to cost $1.8 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, will be stored until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $33 million and $120 million for the three and twelve months ended March 31, 1995, respectively, and $35 million and $139 million for the three and twelve months ended March 31, 1994, respectively. The accumulated provision for decommissioning was $951 million at March 31, 1995, $919 million at December 31, 1994, and $831 million at March 31, 1994. The estimated costs to decommission San Onofre Unit 1 ($242 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                                Maturity            March 31,           December 31,        March 31,
                                                  Dates               1995                 1994               1994
                                              ----------          -----------       ---------------        ----------
                                                                                      (In millions)
Municipal bonds                                 1996-2021            $  404              $  447               $  688
Stocks                                              --                  313                 258                   55
U.S. government and agency issues               1998-2023                76                  98                   53
Short-term investments and other                1994-1995               150                 117                   29
                                                                     ------              ------               ------
Trust fund balance (at cost)                                         $  943              $  920               $  825
                                                                     ======              ======               ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $8 million and $23 million for the three and twelve months ended March 31, 1995, respectively, and $11 million and $43 million for the three and twelve months ended March 31, 1994, respectively. Proceeds from sales of securities (which are reinvested) were $232 million and $1.3 billion for the three and twelve months ended March 31, 1995, respectively, and $45 million and $266 million for the three and twelve months ended March 31, 1994, respectively. Approximately 87% of the trust fund contributions were tax-deductible.

The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants, to determine the proper accounting classification and measurement criteria for these costs. If current industry accounting practices are changed, Edison could be required to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's operating license. In addition, trust fund earnings could be recognized as investment income, rather than a component of the accumulated provision for decommissioning. Edison does not believe that

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

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

Certain commitments for the years 1995 through 1999 are estimated below:

                                                                      1995      1996       1997         1998       1999
                                                                     -----     -----      -----        -----      -----
                                                                                       (In millions)
Construction expenditures                                            $  977    $  977    $  965       $  913      $ 857
Fuel supply contracts                                                   312       209       207          185        183
Purchased-power capacity payments                                       727       743       746          752        754
Unconditional purchase obligations                                       11        11        11           10         10

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While Edison has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

At March 31, 1995, Edison's recorded estimated minimum liability to remediate its 58 identified sites was $114 million, compared with $60 million at March 31, 1994. The increase resulted primarily from changes in estimates for a former pole-treating facility and a fuel-oil tank inspection program. The ultimate costs to clean up Edison's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison among a range of reasonably possible outcomes.

Edison expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve months ended March 31, 1995, were $4 million.

Edison's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that Edison may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

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

Based on currently available information, Edison believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $45 million per year. Insurance premiums are charged to operating expense.

SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

Southern California Edison Company's earnings for the three and twelve months ended March 31, 1995, were $139 million and $606 million, respectively, compared with $131 million and $635 million for the same periods in 1994. The increased quarterly earnings primarily reflect a higher authorized return on common equity for 1995, partially offset by a $4 million after-tax charge for employee severance costs in 1995. The decrease in earnings for the twelve months ended March 31, 1995, compared with the same period in 1994, reflects an $18 million after-tax charge for employee severance expenses in the fourth quarter of 1994 and a lower authorized return on common equity for 1994 compared with 1993.

Operating Revenue

Operating revenue increased 3% during the first quarter of 1995, compared with the same period in 1994, mostly due to a 2.6% California Public Utilities Commission (CPUC)-authorized rate increase. For the twelve months ended March 31, 1995, operating revenue increased 6%, over the same period in 1994, primarily from a 3% increase in CPUC-authorized retail rates and a 3% increase in retail sales volume resulting from warmer weather in the third quarter of 1994 compared to 1993. Wholesale volume also increased in the twelve months ended March 31, 1995, over the year-earlier period, as Edison's power was priced lower than many other sources (see Operating Expenses). Over 98% of electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

On March 28, 1995, Edison announced that it intends to freeze average rates for residential, small business and small agricultural customers through 1996 and lower average rates across the board by 25% in real terms by 2000. These rate proposals are subject to CPUC approval. Edison also urged the CPUC to re-examine its policies and procedures on rate design issues, including possible elimination of the kilowatt-hour sales balancing account, which adjusts utility revenues for differences between CPUC-authorized and actual base-rate revenues. Edison does not anticipate that these proposals will have a material effect on future earnings trends; however, if the balancing account mechanism were to be revised or eliminated, the seasonal variability of earnings could be affected.

Operating Expenses

Fuel expense decreased 21% in the first quarter of 1995, compared with 1994, due to a decrease in overall gas prices, and an increase in hydro generation caused by greater rainfall in 1995. Fuel expense increased 4% during the twelve-month period ended March 31, 1995, compared with the year-earlier period, due to an increase in Edison's power generation during 1994. This increase in power generation was due to lower overall gas prices and a higher than average operating capacity at San Onofre Nuclear Generating Station Units 2 and 3 during 1994, which caused an increase in wholesale demand for Edison's lower-priced energy.

Purchased-power expense increased for the twelve-month period ended March 31, 1995, compared with the year-earlier period, due to higher prices for federally required purchases from nonutility generators. These purchases were made under contracts with CPUC-mandated pricing, which is generally
higher than those for other sources.   During the twelve-month period
ended March 31, 1995, Edison paid about $1.7 billion (including energy and capacity payments) more than the cost of power available from other sources due to these federally required purchases.

Provisions for regulatory adjustment clauses increased in the first quarter of 1995, compared with the same period in 1994, as CPUC-authorized fuel and purchased-power cost estimates exceeded Edison's actual energy costs, primarily due to the increase in hydro generation. The increase in the provisions for the twelve months ended March 31, 1995, compared to the year-earlier period, also reflects collection of energy costs which exceeded CPUC-authorized estimates during this period.

Maintenance expense increased 16% during the first quarter of 1995, compared with the year-earlier quarter, mainly due to a refueling outage at San Onofre Unit 2. Unit 2 is expected to return to service in May 1995.

Income taxes increased 19% during the first quarter of 1995, compared to 1994, mainly due to increased pre-tax income.

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

Interest income increased 31% and 32%, respectively, for the three- and twelve-month periods ended March 31, 1995, over the comparable periods in 1994, primarily due to higher interest rates and higher investment balances. The higher balances reflect the decline in dividend payments, beginning in June 1994.

Other nonoperating income decreased for the three months ended March 31, 1995, compared to the year-earlier period, primarily due to a $5 million CPUC-authorized incentive award received in the first quarter of 1994 related to nuclear plant performance and a 1994 benefit resulting from the effect of a drop in SCEcorp's stock price on Edison's stock option plan. The 4% increase for the twelve months ended March 31, 1995, compared with the year-earlier period, reflects a 1994 environmental insurance settlement and an $11 million fourth quarter 1994 CPUC-authorized incentive award for energy conservation programs, which more than offset the first quarter decline.

Interest Expense

Other interest expense increased 51% and 25%, respectively, for the quarter and twelve months ended March 31, 1995, compared with the year-earlier periods, mainly due to rising interest rates on short-term borrowings and higher balances in the regulatory balancing accounts.

FINANCIAL CONDITION

Edison's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

In June 1994, Edison lowered its quarterly common stock dividend to its parent, SCEcorp, by 30%, as the result of uncertainty of future earnings levels arising from the changing nature of the electric utility industry, intensified by recently proposed changes in California utility regulation.

In January 1995, SCEcorp authorized the repurchase of up to $150 million of its common stock during 1995. As excess cash becomes available, Edison intends to pay cash dividends to SCEcorp, while maintaining its CPUC-authorized capital structure. SCEcorp repurchased 802,098 shares ($13 million) through May 5, 1995, funded by dividends from SCEcorp subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $620 million and $1.9 billion, respectively, for the three and twelve months ended March 31, 1995, compared with $579 million and $1.6 billion for the same periods in 1994. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

Edison has lines of credit of $700 million for short-term debt and $500 million for the long-term refinancing of variable-rate pollution control bonds.

Short-term debt is used to finance fuel inventories, balancing account
undercollections and general cash requirements.   Long-term debt is used
mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by Edison's articles of incorporation and trust indenture. As of March 31, 1995, Edison could issue approximately $5.8 billion of additional first and refunding mortgage bonds and $3.6 billion of preferred stock at current interest and dividend rates.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. Edison estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities between 2013-2035. This estimate is based on Edison's current-dollar decommissioning costs ($1.8 billion), escalated using a 6.65% rate and a trust fund earnings assumption ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements), which receive Edison contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants. If current industry accounting practices are changed, Edison could be required to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's license. Edison does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

Projected Capital Requirements

Edison's projected capital requirements for the next five years are:
1995--$977 million; 1996--$977 million; 1997--$965 million; 1998--$913 million; and 1999--$857 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following March 31, 1995, are: 1996--$1 million; 1997--$201 million; 1998--$426 million; 1999--$322 million; and 2000--
$480 million.

REGULATORY MATTERS

Edison's 1995 CPUC-authorized revenue increased $193 million, or 2.6%, primarily due to a $192 million increase for fuel and purchased power ($167 million for federally required purchases), a $121 million increase for higher costs of debt and equity, a $64 million decrease for 1993 postretirement benefits other than pensions (collected in 1994 rates) and a $67 million decrease for a pending settlement agreement with the CPUC's Division of Ratepayer Advocates (DRA) related to the 1995 general rate case (see 1995 General Rate Case below).

The CPUC's 1995 cost-of-capital decision authorized an increase to Edison's equity ratio from 47.25% to 47.75%, and an increase to Edison's return on common equity from 11% in 1994 to 12.1% in 1995. This decision, excluding the effects of other rate actions, could increase 1995 earnings by about $64 million.

A 1994 CPUC decision stated that Edison was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. Edison believes that the final outcome of this matter will not materially affect its results of operations.

In October 1994, the CPUC authorized Edison to accelerate recovery of its nuclear plant investments by $75 million per year through 2011. The rate impact of this accelerated cost recovery is offset by a corresponding deceleration in recovery of transmission and distribution facilities through revised depreciation estimates over their remaining useful lives.

1995 General Rate Case

In 1994, Edison and the DRA filed a settlement agreement related to the 1995 general rate case. The settlement, which requires CPUC approval, includes a $67 million reduction in 1995 non-fuel revenue and, beginning February 1, 1996, accelerated recovery (by 2003, instead of 2012) of Edison's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3. Edison would earn a reduced rate of return of 7.78%, compared to the current 9.8%, on its remaining investment. Future operating costs would be recovered through an incentive pricing plan. At the end of the recovery period, customers would bear no further obligation for Units 2 and 3, except for certain costs associated with decommissioning and permanent closure. Edison would then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

On April 26, 1995, the DRA filed supplemental testimony recommending a 0.25-cent-per-kilowatt-hour decrease to the incentive prices originally agreed to in the proposed settlement. The DRA claims the decrease is based on "new information" obtained after the settlement was negotiated, but prior to hearings. Edison has filed rebuttal testimony showing that the information the DRA is citing is not new and is requesting that the CPUC adopt the original settlement. Hearings are scheduled to begin on May 15, 1995.

The $67 million revenue reduction has been included in 1995 rates and is subject to change, pending the CPUC's final decision which is expected in late 1995.

Performance-Based Ratemaking

In 1993, Edison filed a proposal with the CPUC for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000. The filing proposed a revenue-indexing formula that would combine operating expenses and capital-related costs into a single index. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases -- transmission and distribution, and power generation. Hearings concluded in December 1994 for the transmission and distribution phase and a decision is expected in mid-1995. Edison expects to file its proposal for the power generation phase in late 1995.

COMPETITIVE ENVIRONMENT

Electric utilities operate in a highly regulated environment in which they have an obligation to provide electric service to their customers in
return for an exclusive franchise within their service territory.   This
regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators have proposed restructuring the electric utility industry. Edison expects the generation sector to continue to experience competition and other changes over the next decade.

During 1994, the CPUC issued a proposal and held several hearings for restructuring California's electric utility industry. Under the proposal, large electric customers would have the option for direct access to a range of generation providers, including utilities, beginning in 1996.
As proposed, eligibility would expand gradually, until all customers including residential, have the option for direct access to this competitive generation market by 2002. Edison would continue to provide transmission and distribution service to all customers in its service territory and performance-based regulation would replace existing regulation for such services. The proposal also stated that utilities should be entitled to recover the portion of their generation investments rendered uneconomic in the new direct access environment. Edison's response to the CPUC's proposal recommended the creation of a regional competitive market with an independent power pool that would act as the intermediary between all power consumers and suppliers and urged that the CPUC provide that costs previously incurred to serve the state's electricity needs under current regulatory rules be recovered fairly from all customers. In anticipation of obstacles in implementing the CPUC's proposal due to regulatory, legislative and jurisdictional issues, Edison also recommended the adoption of performance-based ratemaking for its generation operations until direct access phase-in begins.

During the CPUC hearings, Edison stressed that its competitive power market proposal would provide all electric customers with the benefits of a competitive marketplace, reliability and operating efficiency and proposed a schedule for implementing Edison's competitive market plan with customer choice beginning in 1998. Subsequent to the CPUC proposal, the state legislature passed a resolution requesting the CPUC withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor. The CPUC issued an interim report to the state legislature on January 24, 1995, describing the positions of the parties and CPUC activities to date. The CPUC has postponed the issuance date for its proposed policy statement from March 22, 1995, to May 24, 1995.

Edison filed a proposal with the CPUC recommending implementation of a competition transition charge (CTC) mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments to be recovered in the future. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At March 31, 1995, these commitments included recorded regulatory assets of approximately $1 billion.

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

A new accounting standard, effective January 1996, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The current standard bases impairment losses on the probability of recovery of an asset's book value. The new standard also imposes stricter criteria for the retention of regulatory-created assets. Due to the regulatory uncertainties mentioned above, Edison cannot predict the effect of the new accounting standard on its generation-related assets; however, the timing of potential impairment losses for regulatory-created assets may be affected.

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open transmission access. To help insure that wholesale open access promotes competition, the FERC proposed development of industry-wide real-time information networks that would require utilities to provide simultaneous information to all parties trading wholesale electric power. The proposal defines stranded cost as legitimate, prudent and verifiable costs incurred by a utility to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison is currently analyzing the FERC proposal and expects to file comments in August 1995.

Edison is engaged in an ongoing review of possible responses to the regulatory and competitive changes affecting the electric utility industry, including various corporate, financial, legal and legislative alternatives. In addition, Edison is seeking to enhance its competitive position by cutting costs and increasing productivity, and by developing new revenue sources.

CPUC-MANDATED POWER CONTRACTS

In 1994, the CPUC ordered the California utilities to proceed with an energy auction to solicit bids for new contracts with unregulated power producers. This decision would have forced Edison to purchase 686 MW of new power at fixed prices starting in 1997, costing Edison customers $14 billion over the lives of the contracts. This decision also denied Edison's petition asking the CPUC to reconsider its decision. Edison consistently opposed the energy auction because it has no need for additional generating capacity until at least 2005, it believes the contracts would increase customer rates and it believes the decision is inconsistent with the CPUC's restructuring proposal goal to ultimately lower rates. Edison negotiated agreements, at substantially lower costs than those mandated by auction, with seven unregulated power producers, representing 627 MW of the 686 MW mandated. These agreements, which are subject to CPUC approval, would save Edison customers about 80% of anticipated overpayments compared with the mandated contracts. On January 6, 1995, Edison appealed the CPUC decision to the FERC. On February 23, 1995, FERC ruled that the CPUC violated the federal Public Utility Regulatory Policies Act and FERC regulations because the CPUC did not consider all potential sources of capacity in reaching its avoided cost determination. As a result of the FERC decision, the CPUC stayed its decision until at least May 10, 1995. On March 27, 1995, the CPUC requested a rehearing on the FERC decision. A final FERC decision is expected in 1995.

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

At March 31, 1995, Edison's recorded estimated minimum liability to remediate its 58 identified sites was $114 million, compared to $60 million at March 31, 1994. The increase resulted primarily from changes in estimates for a former pole-treating facility and a fuel-oil tank inspection program. The ultimate costs to clean up Edison's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison among a range of reasonably possible outcomes.

Edison expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve-month period ended March 31, 1995, were $4 million.

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

Edison's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that Edison may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

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

Based on currently available information, Edison believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, Edison believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. Edison expects to have excess allowances under Phase II of
the Clean Air Act (2000 and later).   The act also calls for a study to
determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study is underway to determine the specific impact of the effect of air contaminant emissions from the Mohave Coal Generating Station on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for Mohave is unknown.

Edison's projected capital expenditures to protect the environment are $1.2 billion for the 1995-1999 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. The plaintiffs allege that the underpayments totaled at least $21,000,000 as of the filing of the amended complaint. In other court filings, plaintiffs contend that additional contract payments owing through the end of the contract term could total approximately $60,000,000. They also seek treble damages for the alleged restraint of trade violations, unspecified punitive damages, and an injunction to enjoin Edison from "future" unfair competition. On February 9, 1995, the court sustained some of Edison's demurrers to plaintiffs first amended complaint and overruled others. The Court also granted plaintiffs 30 days in which to amend their complaint further. On or about March 9, 1995, plaintiffs filed a second amended complaint, realleging the substance of the claims included in the first amended complaint. The Company's demurrer to four of the causes of action alleged in the second amended complaint and motion to strike portions of eight other causes of action alleged in the same pleading are set for hearing on May 18, 1995. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC").

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to Edison's position that there is only a single, 10-year period of fixed payments. On March 8, 1995, the court in the Kern County Superior Court case directed Edison to submit a proposed order that would deny a similar summary adjudication motion brought by the plaintiff in that case. Although a proposed order was subsequently submitted to the court in the Kern County case, it has not been signed. In addition, on April 12, 1995, the Court issued a minute order stating that its March 8, 1995, directive should not be construed as a ruling on the merits of the plaintiff's motion. Edison believes the March 1, 1995, ruling in the Los Angeles case is erroneous and has asked the Court to reconsider its ruling. On April 5, 1995, the Company filed a petition seeking writ review of the March 1, 1995, ruling in the California Court of Appeal.
On May 3, 1995, the Court of Appeal issued an Order to Show Cause why the March 1 ruling should not be vacated and set a hearing on the Order to Show Cause for August 3, 1995. Following the March 1, 1995, ruling, an eighth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first seven. Edison has responded to the complaint in the new lawsuit by denying its material allegations. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994.

Electric and Magnetic Fields ("EMF") Litigation

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer as a result of EMF emitted from Edison facilities. The lawsuits filed in Orange County Superior Court and served on Edison in June 1994 and January 1995, request compensatory and punitive damages. Although no specific damage amounts are alleged in the complaints, in subsequent court filings, plaintiffs estimated general and compensatory damages of $8,000,000 and $13,500,000, plus unspecified punitive damages. In August 1994, one of the co-defendants in the June 1994 action filed a cross-complaint against the other co-defendants, including Edison, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. On April 18, 1995, one of the plaintiffs in the January 1995 action filed a cross-complaint against the other co-defendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. On April 24, 1995, Edison filed a Petition for Writs of Prohibition and/or Mandate with the California Court of Appeal. The petition asks for an immediate stay of the case pending a review by the Court of Appeal of the question of whether the Superior Court has jurisdiction to consider personal injury claims based on EMF from public utility-operated electric facilities. On April 24, 1995, the Court of Appeal granted the immediate stay and agreed to review the petition.

A third case was filed in Orange County Superior Court and served on Edison in March 1995. The complaint seeks an unspecified amount of compensatory and punitive damages. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from Edison facilities which he alleges were not constructed in accordance with CPUC standards.

Edison believes that there is no proven scientific basis for the allegation that EMF is hazardous to health and, therefore, believes that the EMF lawsuits described above are without merit.

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison, San Diego Gas and Electric Company ("SDG&E"), and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below Nuclear Regulatory Commission ("NRC") safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. In its response to the complaint, Edison denies all material allegations. A pretrial conference is scheduled for May 22, 1995, to set a trial date.

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

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. Edison's April 20, 1995, answer to the complaint denied all material allegations.

These matters were previously reported under the heading "San Onofre Person Injury Litigation" in Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison have responded by denying the material allegations of the complaint and asserting several affirmative defenses. The Court has ordered that plaintiffs file their motion for class certification no later than July 21, 1995, and that the hearing on that motion shall be held on September 25, 1995.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At Edison's Annual Meeting of Shareholders on April 20, 1995, shareholders elected seventeen nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

      Name                                                                   Number of Votes
      ----                                                        -------------------------------------
                                                                      For                     Withheld
                                                                  -----------                ----------
      Howard P. Allen                                             486,977,706                   888,042
      John E. Bryson                                              486,988,588                   877,160
      Winston H. Chen                                             486,993,850                   871,898
      Camilla C. Frost                                            486,928,284                   937,464
      Joan C. Hanley                                              486,995,636                   870,112
      Carl F. Huntsinger                                          486,988,164                   877,584
      Charles D. Miller                                           486,994,666                   871,082
      Luis G. Nogales                                             486,919,244                   946,504
      Ronald L. Olson                                             486,977,588                   888,160
      J. J. Pinola                                                486,981,132                   884,616
      James M. Rosser                                             486,969,214                   896,534
      E. L. Shannon, Jr.                                          486,969,736                   896,012
      Robert H. Smith                                             486,995,212                   870,536
      Thomas C. Sutton                                            486,785,846                 1,079,902
      Daniel M. Tellep                                            486,988,180                   877,568
      James D. Watkins                                            486,926,930                   938,818
      Edward Zapanta                                              486,983,584                   882,164

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

           23.  Consent of Independent Public Accountants

           27.  Financial Data Schedule

(b)        Reports on Form 8-K:

           February 1, 1995 --Item 5 Other Events -- 8-1/4% Notes, Due 2000 March 31, 1995 -- Item 5 Other Events -- Price Freeze

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

May 10, 1995