Form 10-Q
period 1995-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 1995-08-14
CIK 92103

PAGE

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                       FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               June 30, 1995
                                ---------------------------------------
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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                          Outstanding at August 8, 1995
--------------------------                -----------------------------
Common Stock, no par value                         434,888,104
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                    Page
                                                                     No.
                                                                    ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

       Report of Independent Public Accountants                       2

       Consolidated Statements of Income--Three, Six and
          Twelve Months Ended June 30, 1995, and 1994                 3

       Consolidated Balance Sheets--June 30, 1995,
          December 31, 1994, and June 30, 1994                        4

       Consolidated Statements of Cash Flows--
          Three, Six and Twelve Months Ended
          June 30, 1995, and 1994                                     6

       Consolidated Statements of Retained Earnings--
          Three, Six and Twelve Months Ended
          June 30, 1995, and 1994                                     7

       Notes to Consolidated Financial Statements                     8

   Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                 25

Part II.  Other Information:

   Item 1.  Legal Proceedings                                        33

   Item 6.  Exhibits and Reports on Form 8-K                         36

PAGE

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (Edison, a California corporation) and its subsidiaries as of June 30, 1995, December 31, 1994, and June 30, 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three-, six- and twelve-month periods ended June 30, 1995, and 1994. These financial statements are the responsibility of Edison's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison and its subsidiaries as of June 30, 1995, December 31, 1994, June 30, 1994, and the results of their operations and their cash flows for each of the three-, six- and twelve-month periods ended June 30, 1995, and 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2, the California Public Utilities Commission has issued a proposal for restructuring the California electric utility industry. If restructuring occurs, it is uncertain if certain costs and obligations incurred to serve customers under the existing regulatory framework will continue to be recovered. Edison has proposed recovery of these costs through a competition transition charge mechanism. It is also uncertain whether Edison will continue to meet the criteria for applying Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" to all of its operations if a new regulatory framework is adopted. Edison is unable to predict the outcome of the proposed restructuring and the accompanying financial statements do not include adjustments related to the potential effects of any such restructuring.

As discussed in Notes 5 and 6 to the financial statements, and as required by generally accepted accounting principles, Edison changed its methods of accounting for income taxes and postretirement benefits other than pensions in 1993.




                                         ARTHUR ANDERSEN LLP
Los Angeles, California
August 4, 1995


PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                               3 Months Ended        6 Months Ended        12 Months Ended
                                  June 30,              June 30,              June 30,
                           -------------------- ---------------------- ----------------------
                               1995       1994     1995        1994      1995        1994
                           ----------  -------- ----------  ---------- ----------  ----------

Operating revenue         $1,737,894 $1,746,492 $3,459,677  $3,423,173 $7,835,103 $7,429,225
                          ---------- ---------- ----------  ---------- ---------- ----------
Fuel                         120,566    188,841    267,538     375,070    733,076    806,153
Purchased power              549,730    537,346  1,036,822   1,026,861  2,572,851  2,555,812
Provisions for regulatory
 adjustment clauses--net      16,693    (30,532)    45,454     (39,439)   139,665   (332,405)
Other operating expenses     302,820    325,715    586,131     618,832  1,282,549  1,298,610
Maintenance                   84,254     87,959    181,744     171,720    340,185    355,498
Depreciation and
 decommissioning             239,380    224,812    469,332     451,198    908,789    900,035
Income taxes                 111,807    108,250    234,475     211,501    530,602    514,450
Property and other taxes      51,327     50,761    104,135     103,727    203,120    204,623
                          ---------- ---------- ----------  ---------- ---------- ----------
Total operating expenses   1,476,577  1,493,152  2,925,631   2,919,470  6,710,837  6,302,776
                          ---------- ---------- ----------  ---------- ---------- ----------
Operating income             261,317    253,340    534,046     503,703  1,124,266  1,126,449
                          ---------- ---------- ----------  ---------- ---------- ----------
Provision for rate
 phase-in plan               (28,090)   (31,580)   (57,865)    (64,226)  (130,235)  (136,596)
Allowance for equity funds
 used during construction      4,999      3,565     10,523       7,489     17,382     17,661
Interest income                9,579      8,142     17,785      14,385     34,479     26,646
Other nonoperating
 income--net                  13,970      6,894     17,858      24,926     57,538     45,865
                          ---------- ---------- ----------  ---------- ---------- ----------
Total other income
 (deductions)--net               458    (12,979)   (11,699)    (17,426)   (20,836)   (46,424)
                          ---------- ---------- ----------  ---------- ---------- ----------
Income before interest
 expense                     261,775    240,361    522,347     486,277  1,103,430  1,080,025
                          ---------- ---------- ----------  ---------- ---------- ----------
Interest on long-term debt    96,631     95,295    192,093     190,417    383,502    383,641
Other interest expense        19,491     16,801     40,620      30,758     71,510     58,471
Allowance for borrowed funds
 used during construction     (3,796)    (3,715)    (7,990)     (7,804)   (14,626)   (15,920)
Capitalized interest            (436)       (89)      (950)       (136)    (1,069)      (736)
                          ---------- ---------- ----------  ---------- ---------- ----------
Total interest
 expense--net                111,890    108,292    223,773     213,235    439,317    425,456
                          ---------- ---------- ----------  ---------- ---------- ----------
Net income                   149,885    132,069    298,574     273,042    664,113    654,569
Dividends on preferred
 stock                         9,546     10,020     19,566      20,040     39,606     40,080
                          ---------- ---------- ----------  ---------- ---------- ----------
Earnings available for
 common stock             $  140,339 $  122,049 $  279,008  $  253,002 $  624,507 $  614,489
                          ========== ========== ==========  ========== ========== ==========

The accompanying notes are an integral part of these financial statements.
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands


                                                         June 30,   December 31,   June 30,
                                                           1995         1994         1994
                                                        ----------  ------------ ------------
ASSETS

Utility plant, at original cost                        $19,455,895  $19,121,964 $18,738,591
Less--accumulated provision for depreciation
  and decommissioning                                    8,129,802    7,710,227   7,463,420
                                                       -----------  ----------- -----------
                                                        11,326,093   11,411,737  11,275,171
Construction work in progress                              832,665      906,766     938,367
Nuclear fuel, at amortized cost                            124,559       98,044     118,963
                                                       -----------  ----------- -----------
Total utility plant                                     12,283,317   12,416,547  12,332,501
                                                       -----------  ----------- -----------

Nonutility property--less accumulated provision
  for depreciation of $31,815, $30,593 and $31,006
  at respective dates                                       79,284       77,338      72,443
Nuclear decommissioning trusts                           1,090,764      919,351     869,954
Other investments                                           63,299       39,584      41,803
                                                       -----------  ----------- -----------
Total other property and investments                     1,233,347    1,036,273     984,200
                                                       -----------  ----------- -----------

Cash and equivalents                                       479,600      192,092     347,111
Receivables, including unbilled revenue, less
  allowances of $24,453, $23,806 and $17,922 for
  uncollectible accounts at respective dates               873,342      902,090     905,633
Fuel inventory                                             127,738      116,929     136,216
Materials and supplies, at average cost                    161,644      129,109     118,237
Accumulated deferred income taxes--net                     326,711      271,308     197,283
Regulatory balancing accounts--net                              --           --      10,426
Prepayments and other current assets                        11,920       98,778      12,498
                                                       -----------  ----------- -----------
Total current assets                                     1,980,955    1,710,306   1,727,404
                                                       -----------  ----------- -----------

Unamortized debt issuance and reacquisition
  expense                                                  349,282      356,557     370,728
Rate phase-in plan                                         189,465      240,730     306,218
Unamortized nuclear plant--net                             119,808      171,071     222,521
Income tax-related deferred charges                      1,814,766    1,816,414   1,836,360
Other deferred charges                                     351,718      327,613     341,161
                                                       -----------  ----------- -----------
Total deferred charges                                   2,825,039    2,912,385   3,076,988
                                                       -----------  ----------- -----------

Total assets                                           $18,322,658  $18,075,511 $18,121,093
                                                       ===========  =========== ===========

The accompanying notes are an integral part of these financial statements.
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts


                                                         June 30,   December 31,   June 30,
                                                           1995         1994         1994
                                                        ----------- ------------  -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
  Common stock (434,888,104 shares outstanding
    at each date)                                      $ 2,168,054  $ 2,168,054 $ 2,168,054
  Additional paid-in capital                               177,351      177,351     177,363
  Retained earnings                                      2,688,402    2,683,568   2,568,970
                                                       -----------  ----------- -----------
                                                         5,033,807    5,028,973   4,914,387
Preferred stock:
  Not subject to mandatory redemption                      283,755      358,755     358,755
  Subject to mandatory redemption                          275,000      275,000     275,000
Long-term debt                                           5,393,037    4,987,978   5,004,615
                                                       -----------  ----------- -----------
Total capitalization                                    10,985,599   10,650,706  10,552,757
                                                       -----------  ----------- -----------

Other long-term liabilities                                339,017      311,063     302,573
                                                       -----------  ----------- -----------

Current portion of long-term debt                            1,275      201,275     201,200
Short-term debt                                            604,333      675,514     863,221
Accounts payable                                           286,641      317,082     326,747
Accrued taxes                                              563,409      514,441     542,363
Accrued interest                                           107,496       87,733      90,888
Dividends payable                                          139,011      115,803     115,803
Regulatory balancing accounts--net                         113,613       55,710          --
Deferred unbilled revenue and other current liabilities    816,509      779,257     731,723
                                                       -----------  ----------- -----------
Total current liabilities                                2,632,287    2,746,815   2,871,945
                                                       -----------  ----------- -----------

Accumulated deferred income taxes--net                   3,390,083    3,386,775   3,407,026
Accumulated deferred investment tax credits                386,902      399,662     408,554
Customer advances and other deferred credits               588,770      580,490     578,238
                                                       -----------  ----------- -----------
Total deferred credits                                   4,365,755    4,366,927   4,393,818
                                                       -----------  ----------- -----------

Commitments and contingencies
  (Notes 2, 8, 9 and 10)



Total capitalization and liabilities                   $18,322,658  $18,075,511 $18,121,093
                                                       ===========  =========== ===========

The accompanying notes are an integral part of these financial statements.
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                 3 Months Ended      6 Months Ended        12 Months Ended
                                    June 30,            June 30,              June 30,
                             -------------------   ------------------- ----------------------
                                1995       1994       1995      1994       1995        1994
                             --------- ---------   --------- --------- ----------  ----------
Cash flows from operating
  activities:
Net income                    $ 149,885 $ 132,069  $ 298,574 $ 273,042 $  664,113 $  654,569
Adjustments for non-cash items:
 Depreciation and
   decommissioning              239,380   224,812    469,332   451,198    908,789    900,035
 Amortization                     9,738    46,439     21,799    74,123     73,807    120,260
 Rate phase-in plan              25,010    28,262     51,265    57,991    116,753    123,944
 Deferred income taxes and
   investment tax credits       (56,986)  (23,925)   (62,564)  (35,851)  (128,888)   123,566
 Other long-term liabilities      4,162       161     27,954    35,978     36,444     63,195
 Other--net                      (8,882)   (1,165)   (49,484)  (10,655)   (41,479)   (16,999)
Changes in working capital:
 Receivables                    (71,194) (162,262)    28,748  (105,057)    32,291    (69,809)
 Regulatory balancing accounts   14,930   (49,250)    57,903   (68,358)   124,039   (366,938)
 Fuel inventory, materials
   and supplies                  (5,930)  (26,196)   (43,344)  (29,502)   (34,929)   (20,644)
 Prepayments and other
   current assets                45,486    42,379     86,858    85,020        578     29,321
 Accrued interest and taxes     (49,910)   52,026     68,731   181,768     37,654   (106,506)
 Accounts payable and other
   current liabilities           46,653   103,888      6,811    51,910     44,680    112,699
                              --------- ---------   -------- --------- ---------- ----------
Net cash provided by
 operating activities           342,342   367,238    962,583   961,607  1,833,852  1,546,693
                              --------- ---------   -------- --------- ---------- ----------

Cash flows from financing
 activities:
Long-term debt issued           294,506       (13)   393,922      (362)   395,248    896,943
Preferred stock issued               --        --         --        --         --        (28)
Long-term debt repayments       (16,495)      (23)  (216,495) (169,024)  (217,695)(1,115,880)
Preferred stock redemptions     (75,000)       --    (75,000)       --    (75,000)        --
Nuclear fuel financing--net      (1,821)  (12,359)    20,189   (13,816)     2,561      6,093
Short-term debt financing--net  142,790   177,349    (71,181)  250,127   (258,888)   325,861
Dividends paid                 (147,798) (168,989)  (269,768) (337,977)  (520,707)  (525,927)
                              --------- ---------  --------- --------- ---------- ----------
Net cash provided (used) by
 financing activities           196,182    (4,035)  (218,333) (271,052)  (674,481)  (412,938)
                              --------- ---------  --------- --------- ---------- ----------

Cash flows from investing
 activities:
Additions to property and
  plant                        (177,351) (206,919)  (373,038) (468,331)  (886,601)(1,046,264)
Funding of nuclear
 decommissioning trusts         (48,399)  (41,289)   (72,557)  (75,987)  (126,725)  (145,633)
Other--net                       (6,629)   (1,513)   (11,147)   (4,045)   (13,556)   (10,525)
                              --------- ---------  --------- --------- ---------- ----------
Net cash used by
 investing activities          (232,379) (249,721)  (456,742) (548,363)(1,026,882)(1,202,422)
                              --------- ---------  --------- --------- ---------- ----------
Net increase (decrease) in
 cash and equivalents           306,145   113,482    287,508   142,192    132,489    (68,667)
Cash and equivalents,
 beginning of period            173,455   233,629    192,092   204,919    347,111    415,778
                              --------- ---------  --------- --------- ---------- ----------
Cash and equivalents, end
 of period                    $ 479,600 $ 347,111  $ 479,600 $ 347,111 $  479,600 $  347,111
                              ========= =========  ========= ========= ========== ==========
Cash payments for interest
  and taxes:
Interest                       $104,200 $ 110,100   $176,500 $ 181,400   $360,200 $  373,300
Taxes                           111,996    74,754    141,326    (5,002)   590,130    388,045

The accompanying notes are an integral part of these financial statements.
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                 3 Months Ended      6 Months Ended        12 Months Ended
                                    June 30,            June 30,              June 30,
                            --------------------- -------------------- -----------------------
                                1995       1994       1995      1994       1995       1994
                            ---------- ---------- ---------- --------- -----------  ----------

Balance at beginning
 of period                  $2,685,417 $2,558,871 $2,683,568  $2,586,890 $2,568,970  $2,543,331
Net income                     149,885    132,069    298,574     273,042    664,113     654,569
Dividends declared on
 common stock                 (136,590)  (111,950)  (273,410)   (270,922)  (504,311)   (588,850)
Dividends declared on
 preferred  stock               (9,546)   (10,020)   (19,566)    (20,040)   (39,606)    (40,080)
Reacquired capital stock
  expense                         (764)        --       (764)         --       (764)         --
                            ---------- ---------- ----------  ---------- ----------  ----------
Balance at end of period    $2,688,402 $2,568,970 $2,688,402  $2,568,970 $2,688,402  $2,568,970
                            ========== ========== ==========  ========== ==========  ==========













































The accompanying notes are an integral part of these financial statements.
PAGE

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

Certain prior-period amounts have been reclassified to conform to the June 30, 1995, financial statement presentation.

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

Investments

Cash equivalents include tax-exempt investments ($450 million at June 30, 1995, $132 million at December 31, 1994, and $256 million at June 30,
1994), and time deposits and other investments ($22 million at June 30, 1995, $53 million at December 31, 1994, and $82 million at June 30, 1994) with maturities of three months or less.

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

Under the Energy Policy Act of 1992, Edison is liable for its share of the
estimated  costs   to  decommission  three  federal  nuclear   enrichment
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through customer rates.

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

Research, Development and Demonstration (RD&D)

Edison capitalizes RD&D costs that are expected to result in plant construction. If construction does not result, these costs are charged to expense. RD&D expenses are recorded in a balancing account, and at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $9 million, $15 million and $52 million for the three, six and twelve months ended June 30, 1995, respectively, and $13 million, $26 million and $58 million for the three, six and twelve months ended June 30, 1994, respectively.

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

Note 2.  Regulatory Matters

1995 General Rate Case Proposed Settlement Agreement

In 1994, Edison and the CPUC's Division of Ratepayer Advocates (DRA) filed
a  settlement  agreement  related to  the 1995  general rate  case.   The
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement, which requires CPUC approval, includes a $67 million reduction in 1995 non-fuel revenue and, beginning February 1, 1996, accelerated recovery (by 2003, instead of 2012) of Edison's remaining investment in San Onofre Units 2 and 3, with an incentive pricing plan for future operating costs. The $67 million revenue reduction has been included in 1995 rates. This reduction may change depending on the CPUC's final decision expected in late 1995.

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

In April 1995, the DRA filed supplemental testimony recommending a 0.25-cent-per-kilowatt-hour decrease to the incentive prices originally agreed to in the settlement agreement. The DRA claims the decrease is based on "new information" obtained after the settlement was negotiated, but prior to the hearings. On May 8, 1995, Edison filed rebuttal testimony showing that the "new information" does not form the basis for any change to the agreement and requesting that the CPUC adopt the original settlement. Hearings concluded on May 24, 1995. A CPUC decision is expected in October 1995.

CPUC Restructuring Proposals

Since April 1994, the CPUC has been considering its proposal for restructuring California's electric utility industry, seeking to lower energy prices and provide customers with a choice of generation suppliers (direct access). As part of these proceedings, Edison filed a proposal with the CPUC in November 1994 recommending implementation of a competition transition charge mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of four cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments consisting of costs incurred to provide service to customers whose recovery has been deferred. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At June 30, 1995, these commitments included recorded generation-related regulatory assets of approximately $850 million.

On May 24, 1995, the CPUC issued for public comment two policy proposals on restructuring. Although the proposals differ, they both recommend moving to a restructured competitive electric industry within two years and generally endorse recovery of costs incurred under prior regulatory rules. The majority's proposal, supported by three of the four commissioners, recommends a power pool that would commence operation by the beginning of 1997. Under this proposal, an independent system operator would coordinate a competitive bidding process that would PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine which generating plants supply power to the pool based on demand. Edison and other utilities would obtain power from the pool for distribution to their customers. After the initial two years of operation, if market power, stranded cost recovery, and jurisdictional issues were resolved, consumers would be allowed to buy electricity directly from generators. Under this proposal, utilities would provide transmission and distribution services under a performance-based rate-making model.

One commissioner offered an alternate proposal that would provide for "retail wheeling." Under this proposal, customers could enter into individual agreements with power producers, and use Edison's and other utilities' lines to transmit the power beginning January 1998. This proposal calls for the immediate sale or spin-off of all utility-owned generation facilities, and may allow utilities to recover only 90% of the uneconomic portion of their generating assets.

On July 24, 1995, Edison filed comments supporting the majority proposal because it believes this proposal will be more successful at achieving the goals the CPUC originally set in April 1994 for a restructured electric industry in California. Hearings on both proposals have been scheduled for mid- to late August 1995. A final CPUC decision is expected in late 1995; however, the state legislature has requested the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor.

FERC Restructuring Proposal

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open transmission access. To help insure that wholesale open access promotes competition, the FERC proposed development of industry-wide real-time information networks that would require utilities to provide simultaneous information to all parties trading wholesale electric power. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred by a utility to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison supports the FERC's proposal and filed comments on August 7, 1995. A final FERC decision is expected in mid-1996.

Accounting for the Effects of Regulation

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $850 million in recorded regulatory assets would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not fully recovered through a competition transition charge or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

A new accounting standard, effective January 1996, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The current standard bases impairment losses on the probability of recovery of an asset's book value. The new standard also imposes stricter criteria for PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retention of regulatory-created assets. Due to the regulatory uncertainties mentioned above, Edison cannot predict the effect of the new accounting standard on its generation-related assets; however, the timing of potential impairment losses for regulatory-created assets may be affected.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following June 30, 1995, are: 1996--$1 million; 1997--$201 million; 1998--$576 million; 1999--$322 million; and 2000--$330 million.

Long-term debt consisted of:

                                                June 30,      December 31,     June 30,
                                                  1995            1994           1994
                                              ----------     ------------    ---------
                                                              (In millions)
First and refunding mortgage bonds:
 1995--1999 (5.45% to 7.5%)                     $  800           $1,000         $1,000
 2000--2004 (5.625% to 6.75%)                      675              675            675
 2017--2026 (6.9% to 9.25%)                      1,834            1,850          1,850
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)          1,207            1,206          1,208
Funds held by trustees                              (2)              (2)            (2)
Debentures and notes:
 1998--2003 (5.6% to 8.25%)                        795              495            495
Subordinated debentures:
 2044 (8-3/8%)                                     100               --             --
Commercial paper for nuclear fuel                   59               39             57
Long-term debt due within one year                  (1)            (201)          (201)
Unamortized debt discount--net                     (74)             (74)           (77)
                                                ------           ------         ------
Total                                           $5,393           $4,988         $5,005
                                                ======           ======         ======

Short-Term Debt

Edison has lines of credit it can use at negotiated or bank index rates. At June 30, 1995, such lines totaled $1.4 billion, with $900 million PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supporting commercial paper and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at June 30, 1995, December
31, 1994, and June 30, 1994, was $668 million, $717 million and $923 million, respectively. Commercial paper intended to be refinanced for a period exceeding one year and used to finance nuclear fuel scheduled to be used more than one year after the balance sheet date, is classified as long-term debt. Weighted-average interest rates were 6.1%, 5.9% and 4.2%, at June 30, 1995, December 31, 1994, and June 30, 1994, respectively.

Other Financial Instruments

Edison's risk management policy allows the use of derivative financial instruments to limit financial exposure on its investments and contractual obligations, but prohibits the use of these instruments for speculative purposes.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating rate long-term debt. The debt related to these agreements is reported on the balance sheets at amortized cost; the swap and cap agreements are not required to be recorded on the financial statements. In accordance with an interest rate swap agreement, either party is required to pledge collateral, if certain conditions change pertaining to its bond rating and market interest rates. As the result of a downgrade to its bond rating and a decline in market interest rates, Edison has pledged $13 million as collateral as of June 30, 1995. Edison is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

For all balance sheet dates presented, Edison had the following derivative financial instruments:

Category                Contract Amount/Terms         Purpose
--------                ---------------------         -------
Interest rate swap        $196 million                change interest rate exposure
                          due 2008                    to a fixed rate of 5.585%

Interest rate cap         $30 million                 change interest rate exposure
                          expires 1997                to a fixed rate of 6%
                          debt due 2027

PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of financial instruments were:

                               June 30,             December 31,           June 30,
                                 1995                   1994                 1994
                         --------------------    -------------------   -----------------
                             Cost     Fair         Cost     Fair         Cost     Fair
Instrument                   Basis    Value        Basis    Value        Basis    Value
----------                 --------   ------     -------- --------      -------   -----
                                                    (In millions)
Financial assets:
Decommissioning trusts      $  991    $1,091      $ 920    $  919       $  865    $ 870
Equity investments               9        34          9        26            9       26

Financial liabilities:
Interest rate swap & cap
  agreements                    --        13         --         1           --        7
Long-term debt               5,393     5,521      4,988     4,763        5,005    4,920
Nuclear enrichment obligation   62        50         66        45           66       49
Preferred stock subject to
  mandatory redemption         275       285        275       257          275      266

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

PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                          June 30, 1995
                                  -------------------------
                                     Shares      Redemption  June 30, December 31,June 30,
                                   Outstanding      Price      1995       1994      1994
                                  -----------   ----------  -------- ------------ --------
                                                                    (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                       1,000,000      $ 25.50      $ 25      $ 25       $ 25
4.24                               1,200,000        25.80        30        30         30
4.32                               1,653,429        28.75        41        41         41
4.78                               1,296,769        25.80        33        33         33
5.80                               2,200,000        25.25        55        55         55
7.36                               4,000,000        25.00       100       100        100

$100 Par value:
7.58% Series                         750,000       101.00        --        75         75
                                                               ----      ----       ----
Total                                                          $284      $359       $359
                                                               ====      ====       ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                         750,000      $100.00      $ 75      $ 75       $ 75
6.45                               1,000,000       100.00       100       100        100
7.23                               1,000,000       100.00       100       100        100
                                                               ----      ----       ----
Total                                                          $275      $275       $275
                                                               ====      ====       ====

In the second quarter of 1995, 750,000 shares of Series 7.58% preferred stock were redeemed. There were no other preferred stock issuances or redemptions for the periods presented.

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

Current and Deferred Taxes

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                   June 30,       December 31,  June 30,
                                                     1995             1994        1994
                                                   ---------      ------------  ---------
                                                                  (In millions)
Deferred tax assets:
Property-related                                    $  266          $  260       $  352
Investment tax credits                                 229             237          266
Regulatory balancing accounts                          102              85          130
Other                                                  582             521          560
                                                    ------          ------       ------
Total                                               $1,179          $1,103       $1,308
                                                    ------          ------       ------
Deferred tax liabilities:
Property-related                                    $3,702          $3,706       $3,933
Other                                                  540             513          585
                                                    ------          ------       ------
Total                                               $4,242          $4,219       $4,518
                                                    ------          ------       ------

Accumulated deferred income taxes--net              $3,063          $3,116       $3,210
                                                    ======          ======       ======
Classification of accumulated deferred income taxes:
Included in deferred credits                        $3,390          $3,387       $3,407
Included in current assets                             327             271          197

The current and deferred components of income tax expense were:


                                       3 Months Ended    6 Months Ended   12 Months Ended
                                          June 30,          June 30,         June 30,
                                     ----------------- ----------------- ----------------
                                        1995     1994     1995     1994    1995     1994
                                       ------   ------   ------   ------ ------    ------
                                                          (In millions)
Current:
Federal                                $ 111     $  88  $ 203     $ 168  $ 466      $ 211
State                                     41        27     64        52    135         76
                                       -----     -----  -----     -----  -----      -----
                                         152       115    267       220    601        287
                                       -----     -----  -----     -----  -----      -----
Deferred--federal and state:
Accrued charges                           (7)      (14)    (3)      (18)   (10)       (49)
Depreciation                              10        10     12        21     38         51
Investment and energy tax credits--net    (8)       (6)   (13)      (13)   (22)       (26)
Prior year state tax                     (14)       (2)    20        (4)    10          9
Rate phase-in plan                       (10)      (12)   (21)      (24)   (48)       (51)
Regulatory balancing accounts             (8)       16    (29)       14    (51)       154
Resale revenue                            --         7     --         7     --         34
Retirement of debt                        (3)       (2)    (5)       (4)    (9)        28
Unbilled revenue                         (17)      (18)   (22)      (16)    (9)        (8)
Other                                     --        (3)    (2)        1    (28)       (18)
                                       -----     -----  -----     -----  -----      -----
                                         (57)      (24)   (63)      (36)  (129)       124
                                       -----     -----  -----     -----  -----      -----
Total income tax expense               $  95     $  91  $ 204     $ 184  $ 472      $ 411
                                       =====     =====  =====     =====  =====      =====
Classification of income taxes:
Included in operating income           $ 112     $ 108  $ 234     $ 212  $ 531      $ 514
Included in other income                 (17)      (17)   (30)      (28)   (59)      (103)

The composite federal and state statutory income tax rate was 41.045% for all periods presented.
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                 3 Months Ended      6 Months Ended     12 Months Ended
                                    June 30,            June 30,           June 30,
                                 ---------------    ----------------    ----------------
                                  1995     1994      1995      1994      1995      1994
                                 ------   ------    ------    ------    ------    ------

Federal statutory rate           35.0%     35.0%     35.0%     35.0%    35.0%      35.0%
Capitalized software             (1.0)     (2.3)     (1.0)     (2.2)    (1.5)      (2.0)
Depreciation and related timing
   differences not deferred       1.5       5.2       2.1       4.6      3.4        5.8
Investment and energy tax
 credits                         (3.3)     (2.9)     (2.5)     (2.8)    (1.9)      (2.5)
State tax--net of federal
 deduction                        8.1       5.9       5.8       5.9      5.7        5.8
Tax rate change                    --        --       2.1        --      0.9       (0.6)
Other                            (1.4)     (0.1)     (0.9)     (0.2)      --       (2.9)
                                 ----      ----      ----      ----     ----       ----
Effective tax rate               38.9%     40.8%     40.6%     40.3%    41.6%      38.6%
                                 ====      ====      ====      ====     ====       ====

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

PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan's funded status was:

                                                 June 30,    December 31,     June 30,
                                                   1995          1994           1994
                                               ----------   -------------   ----------
                                                            (In millions)

Actuarial present value of benefit obligation:
Vested benefits                                   $1,285        $1,260        $1,363
Nonvested benefits                                   158           147           175
                                                  ------        ------        ------
Accumulated benefit obligation                     1,443         1,407         1,538
Value of projected future compensation levels        481           450           587
                                                  ------        ------        ------
Projected benefit obligation                      $1,924        $1,857        $2,125
                                                  ======        ======        ======

Fair value of plan assets                         $2,396        $2,194        $2,204
                                                  ======        ======        ======

Projected benefit obligation less than plan
 assets                                           $ (472)       $ (337)       $  (79)
Unrecognized net gain                                572           451           183
Unrecognized prior service cost                       (5)           (5)           (5)
Unrecognized net obligation
 (17-year amortization)                              (52)          (54)          (57)
                                                  ------        ------        ------
Pension liability                                 $   43        $   55        $   42
                                                  ======        ======        ======

Discount rate                                       8.5%          8.5%         7.25%
Rate of increase in future compensation             5.0%          5.0%          5.0%
Expected long-term rate of return on assets         8.0%          8.0%          8.0%

Edison recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                               3 Months Ended      6 Months Ended      12 Months Ended
                                  June 30,            June 30,            June 30,
                               --------------      ----------------    ---------------
                                1995    1994       1995      1994       1995     1994
                                ----    ----       ----      ----       ----     ----
                                                    (In millions)

Service cost for benefits
 earned                        $ 14     $  18      $ 28      $ 36      $ 59      $  70
Interest cost on projected
 benefit obligation              39        37        77        73       152        142
Actual return on plan assets   (113)       (5)     (196)      (17)     (208)      (119)
Net amortization and deferral    67       (37)      105       (67)       32        (40)
                               ----     -----      ----      ----      ----      -----
Pension expense under
 accounting standards             7        13        14        25        35         53
Special termination benefits     --        --        --        --        15         --
Regulatory adjustment
 --deferred                       6        --        11        --        13         (5)
                               ----     -----      ----      ----      ----      -----
Net pension expense
 recognized                    $ 13     $  13      $ 25      $ 25      $ 63      $  48
                               ====     =====      ====      ====      ====      =====

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55, with at least 10 years of service, are eligible for postretirement health care, dental, life insurance and other benefits. Health care benefits are subject to deductibles, copayment provisions and other limitations.
PAGE

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

The components of postretirement benefits other than pensions expense were:

                                      3 Months Ended   6 Months Ended   12 Months Ended
                                         June 30,         June 30,         June 30,
                                      ---------------  --------------   ---------------
                                       1995     1994    1995    1994     1995     1994
                                       ----     ----    ----    ----     ----     ----
                                                        (In millions)
Service cost for benefits earned       $   8   $  7     $ 16    $ 15    $ 28     $ 28
Interest cost on benefit obligation       18     18       37      35      74       68
Actual return on plan assets              (7)    (5)     (13)    (10)    (22)     (16)
Amortization of transition obligation      9      9       17      18      35       36
                                        ----   ----     ----    ----    ----     ----
Net expense                               28     29       57      58     115      116
Amortization of prior funding             --     --       --       2      --       28
                                        ----   ----     ----    ----    ----     ----
Total expense                           $ 28   $ 29     $ 57    $ 60    $115     $144
                                        ====   ====     ====    ====    ====     ====

The funded status of these benefits is reconciled to the recorded liability below:

                                              June 30,      December 31,     June 30,
                                                1995            1994           1994
                                            -------------   -------------  -------------
                                                            (In millions)
Actuarial present value of benefit obligation:
Retirees                                      $ 530            $ 530          $ 510
Employees eligible to retire                     49               47             91
Other employees                                 322              293            385
                                              -----            -----          -----
Accumulated benefit obligation                $ 901            $ 870          $ 986
                                              =====            =====          =====

Fair value of plan assets                     $ 351            $ 303          $ 257
                                              =====            =====          =====

Plan assets less than accumulated benefit
 obligation                                   $(550)           $(567)         $(729)
Unrecognized transition obligation              605              622            670
Unrecognized net loss (gain)                    (50)             (50)            59
                                              -----            -----          -----
Recorded asset (liability)                    $   5            $   5          $  --
                                              =====            =====          =====

Discount rate                                  8.75%            8.75%          7.75%
Expected long-term rate of return on assets     8.5%             8.5%           8.5%

PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed rate of future increases in the per-capita cost of health care benefits is 11% for 1995, gradually decreasing to 5.5% for 2005 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of June 30, 1995, by $135 million and annual aggregate service and interest costs by $18 million.

Employee Savings Plan

Edison has a 401(k) stock plan designed to supplement employees' retirement income. The plan received employer contributions of $5 million, $10 million and $21 million for the three, six and twelve months ended June 30, 1995, respectively, and $6 million, $11 million and $22 million for the three, six and twelve months ended June 30, 1994, respectively.

Note 7.  Jointly Owned Utility Projects

Edison owns interests in several generating stations and transmission systems for which each participant provides its own financing. Edison's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of June 30, 1995, was:

                                         Plant in    Accumulated      Under    Ownership
                                          Service   Depreciation  Construction Interest
                                         --------   ------------  ------------ ---------
                                                    (In millions)
Transmission systems:
  Eldorado                                $   28       $    8         $ --         60%
  Pacific Intertie                           219           67            8         50
Generating stations:
  Four Corners (coal) Units 4 and 5          458          227            2         48
  Mohave (coal)                              286          145           16         56
  Palo Verde (nuclear)                     1,567          338           20         16
  San Onofre (nuclear)                     4,135        1,485           51         75
                                          ------       ------         ----
Total                                     $6,693       $2,270         $ 97
                                          ======       ======         ====

Note 8.   Leases

Edison has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at June 30, 1995, were:

Year ended December 31,                                                (In millions)
1995                                                                       $12
1996                                                                        20
1997                                                                        16
1998                                                                        13
1999                                                                         9
Thereafter                                                                  14
                                                                           ---
Total                                                                      $84
                                                                           ===

PAGE

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

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $40 million, $73 million and $127 million for the three, six and twelve months ended June 30, 1995, respectively, and $33 million, $68 million and $138 million for the three, six and twelve months ended June 30, 1994, respectively. The accumulated provision for decommissioning was $757 million at June 30, 1995, $692 million at December 31, 1994, and $650 million at June 30, 1994. The estimated costs to decommission San Onofre Unit 1 ($247 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                  Maturity        June 30,    December 31,    June 30,
                                    Dates           1995          1994          1994
                                  ----------    -----------  --------------- ----------
                                                              (In millions)
Municipal bonds                  1996-2021        $ 328        $  447         $  592
Stocks                                --            365           258             53
U.S. government and agency
 issues                          1998-2023          164            98            129
Short-term investments and
  other                          1994-1995          134           117             91
                                                  ------       ------         ------
Trust fund balance (at cost)                     $  991        $  920         $  865
                                                  ======       ======         ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $15 million, $23 million and $29 million for the three, six and twelve months ended June 30, 1995, respectively, and $9 million, $20 million and $41 million for the three, six and twelve months ended June 30, 1994, respectively. Proceeds from sales of securities (which are reinvested) were $267 million, $498 million and $1.2 billion for the three, six and twelve months ended June 30, 1995, respectively, and $358 million, $403 million and $564 million for the three, six and twelve months ended June 30, 1994, respectively. Approximately 87% of the trust fund contributions were tax-deductible.

The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants, to determine the appropriate accounting treatment for these costs. If current industry accounting practices are revised, Edison may be required to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's operating license. In addition, trust fund earnings could be recognized as investment income, rather than a component of the accumulated provision for decommissioning. Edison does not believe that such changes, if any, PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

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

Certain commitments for the years 1995 through 1999 are estimated below:

                                                   1995   1996    1997   1998    1999
                                                  ------ ------  ------ ------  ------
                                                              (In millions)
Construction expenditures                        $  993  $  978 $  950  $  908  $  991
Fuel supply contracts                               310     208    203     196     194
Purchased-power capacity payments                   727     743    746     752     754
Unconditional purchase obligations                   11      11     11      10      10

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

Edison records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, Edison records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts). PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While Edison has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

At June 30, 1995, Edison's recorded estimated minimum liability to remediate its 58 identified sites was $114 million, compared with $74 million at June 30, 1994. The increase resulted primarily from changes in estimates for a former pole-treating facility. The ultimate costs to clean up Edison's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison among a range of reasonably possible outcomes.

Edison expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve months ended June 30, 1995, were $3 million.

Edison's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that Edison may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

The CPUC allows Edison to recover environmental-cleanup costs at 24 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at the remaining 34 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. Edison and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uses deferred premium charges. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, Edison could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, Edison could be assessed retrospective premium adjustments of up to $45 million per year. Insurance premiums are charged to operating expense.
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATION

Earnings

Southern California Edison Company's earnings for the three, six and twelve months ended June 30, 1995, were $140 million, $279 million and $625 million, respectively, compared with $122 million, $253 million and $614 million for the same periods in 1994. The higher earnings primarily reflect Edison's higher authorized return on common equity for 1995 and improved operating efficiencies, partially offset by employee severance costs. The increase in the twelve-month period ended June 30, 1995, compared to the year-earlier period, was reduced by an $18 million after-tax charge for employee severance expenses in the fourth quarter of 1994 and a lower authorized return on common equity for 1994, compared with 1993.

Operating Revenue

Operating revenue remained virtually unchanged for the three- and six-month periods ended June 30, 1995, compared with the same periods in 1994, as a 2.6% California Public Utilities Commission (CPUC)-authorized rate increase was offset by a decline in energy usage caused by milder
weather in 1995.   Operating revenue increased 6% for the twelve months
ended June 30, 1995, over the same period in 1994, primarily from an increase in sales volume. Volume increases were primarily due to warmer weather in the third quarter of 1994, compared to 1993, and an increase in wholesale demand as Edison's power was priced lower than many other sources (see Operating Expenses). Over 98% of electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission
(FERC).

In March 1995, Edison announced that it intends to freeze average rates through 1996 for residential, small business and agricultural customers and announced a five-year goal to reduce system average rates by 25% (after adjusting for inflation), subject to CPUC approval. Edison also urged the CPUC to re-examine certain rate design issues, including possible elimination of the kilowatt-hour sales balancing account, which adjusts utility revenue for differences between CPUC-authorized and actual base-rate revenue. In July 1995, Edison filed expanded rate options and requested that the CPUC expedite the filing in order to offer these services by 1996. Edison does not anticipate that these proposals will have a material effect on future earnings trends, however, if the balancing account mechanism were to be revised or eliminated, the seasonal variability of Edison's earnings could be affected.

Operating Expenses

Fuel expense decreased 36%, 29% and 9% in the three, six and twelve months ended June 30, 1995, compared with the same periods in 1994. The quarter and year-to-date decreases were due to lower electric demand in the second quarter of 1995 caused by milder weather, an increase in hydro generation due to greater rainfall in 1995 and a decrease in overall gas prices. The decrease for the twelve-month period ended June 30, 1995, compared with the year-earlier period, was partially offset by an increase in Edison's power generation during the latter half of 1994. This increase in power generation was due to lower overall gas prices and a higher than average operating capacity at San Onofre Units 2 and 3, which caused an increase in wholesale demand for Edison's lower priced energy.
PAGE

Purchased-power expense remained virtually unchanged for all periods presented. Edison makes federally-required power purchases from nonutility generators based on contracts with CPUC-mandated pricing. Energy prices under these contracts are generally higher than other energy sources, and for the twelve months ended June 30, 1995, Edison paid about $1.7 billion (including energy and capacity payments) more than the cost of power available from other sources.

Provisions for regulatory adjustment clauses increased as CPUC-authorized fuel and purchased-power cost estimates exceeded Edison's actual energy costs, due to lower than estimated gas prices, lower energy usage and an increase in hydro generation.

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

Interest income increased 18%, 24% and 29% for the three-, six- and twelve-month periods ended June 30, 1995, over the comparable periods in 1994, primarily due to higher interest rates and higher investment balances. The higher investment balances reflect the decline in dividend payments, which began in June 1994.

Other nonoperating income increased for the second quarter of 1995, compared with the same period in 1994, primarily due to a CPUC-authorized program to accelerate amortization of certain energy conservation programs in 1994. Other nonoperating income decreased for the year-to-date period, compared to the same period in 1994, primarily due to a $5 million CPUC-authorized incentive award received in the first quarter of 1994 related to nuclear plant performance and a 1994 benefit resulting from the effect of a drop in SCEcorp's stock price on Edison's stock option plan. The increase for the twelve months ended June 30 1995, compared to the year-earlier period, reflects a 1994 environmental insurance settlement and an $11 million fourth quarter 1994 CPUC-authorized incentive award for energy conservation programs, both of which more than offset the year-to-date decline.

Interest Expense

Other interest expense increased 16%, 32% and 22% for the three, six and twelve months ended June 30, 1995, compared to the year-earlier periods, mainly due to rising interest rates on short-term borrowings and higher balances in the regulatory balancing accounts.

FINANCIAL CONDITION

Edison's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

In June 1994, SCEcorp lowered its quarterly common stock dividend by 30%, as the result of uncertainty of future earnings levels arising from the changing nature of the electric utility industry, intensified by recently proposed changes in California utility regulation.

In January 1995, SCEcorp authorized the repurchase of up to $150 million of its common stock during 1995. As excess cash becomes available, Edison intends to pay cash dividends to SCEcorp, while maintaining its CPUC-authorized capital structure. SCEcorp has repurchased 1,866,598 shares ($31 million) through August 4, 1995, funded by dividends from SCEcorp subsidiaries.
PAGE

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $342 million, $963 million and $1.8 billion for the three-, six- and twelve-month periods ended June 30, 1995, respectively, compared with $367 million, $962 million and $1.5 billion for the same periods in 1994. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account
undercollections and general cash requirements.   Long-term debt is used
mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of June 30, 1995, Edison could issue approximately $6.3 billion of additional first and refunding mortgage bonds and $3.7 billion of preferred stock at current interest and dividend rates.

Edison has lines for credit of $900 million for short-term debt and $500 million for the long-term refinancing of variable-rate pollution control bonds.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in customer rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. Edison estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2070. This estimate is based on Edison's current-dollar decommissioning costs ($1.8 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.50% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts (see Notes to Consolidated Financial Statements), which receive Edison contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board is reviewing current accounting practices for removal costs, including decommissioning of nuclear power plants. If current industry accounting practices are revised, Edison may be required to report its estimated decommissioning costs as a liability, rather than recognize these costs over the term of each facility's operating license. Edison does not believe that such changes, if any, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

Projected Capital Requirements

Edison's projected capital requirements for the next five years are:
1995--$993 million; 1996--$978 million; 1997--$950 million; 1998--$908 million; and 1999--$991 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 1995, are: 1996--$1 million; 1997--$201 million; 1998--$576 million; 1999--$322 million; and 2000--$330 million.

REGULATORY MATTERS

Edison's 1995 CPUC-authorized revenue increased $193 million, or 2.6%, primarily due to a $192 million increase for fuel and purchased power PAGE

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

The CPUC's 1995 cost-of-capital decision authorized an increase to Edison's equity ratio from 47.25% to 47.75%, and an increase to Edison's return on common equity from 11% to 12.1% in 1995. This decision, excluding the effects of other rate actions, would increase 1995 earnings by about $64 million. In its 1996 cost-of-capital proceeding, Edison requested to increase its common equity ratio from 47.75% to 48% with no change to its authorized return on common equity. On July 31, 1995, the DRA recommended a decrease to Edison's 1996 return on common equity from 12.1% to 11.15%. This recommendation, if adopted, could reduce 1996 earnings by about $50 million. A CPUC decision is expected in November 1995.

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

The $67 million revenue reduction has been included in 1995 rates and is subject to change, pending the CPUC's final decision expected in late 1995.

In April 1995, the DRA filed supplemental testimony requesting a decrease to the incentive prices originally agreed upon in the settlement agreement. On May 8, 1995, Edison filed rebuttal testimony requesting that the CPUC adopt the original settlement. Hearings concluded on May 24, 1995. A CPUC decision is expected in late 1995.

Performance-Based Ratemaking

In 1993, Edison filed a proposal with the CPUC for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000. The filing proposed a revenue-indexing formula that would combine operating expenses and capital-related costs into a single index. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases--transmission
and distribution, and power generation.   Hearings concluded in December
PAGE

1994 for the transmission and distribution phase and a decision is expected in late 1995. Edison expects to file its proposal for the power generation phase in late 1995.

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

CPUC Restructuring Proposals

Since April 1994, the CPUC has been considering its proposal for restructuring California's electric utility industry, seeking to lower energy prices and provide customers with a choice of generation suppliers (direct access). As part of these proceedings, Edison filed a proposal with the CPUC in November 1994, recommending implementation of a competition transition charge mechanism beginning in 1998, for full recovery of utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of four cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments consisting of costs incurred to provide service to customers whose recovery has been deferred. Such commitments include deferred taxes, postretirement benefit transition costs, accelerated recovery of nuclear plants, nuclear decommissioning and certain other costs. At June 30, 1995, these commitments included recorded generation-related regulatory assets of approximately $850 million.

On May 24, 1995, the CPUC issued for public comment two policy proposals on restructuring. Although the proposals differ, they both recommend moving to a restructured competitive electric industry within two years and generally endorse recovery of costs incurred under prior regulatory rules. The majority's proposal, supported by three of the four commissioners, recommends a power pool that would commence operation by the beginning of 1997. Under this proposal, an independent system operator would coordinate a competitive bidding process that would determine which generating plants supply power to the pool based on
demand.   Edison and other utilities would obtain power from the pool for distribution to their customers. After the initial two years of operation, if market power, stranded cost recovery, and jurisdictional issues were resolved, consumers would be allowed to buy electricity directly from generators. Under this proposal, utilities would provide transmission and distribution services under a performance-based rate-making model.

One commissioner offered an alternate proposal that would provide for "retail wheeling." Under this proposal, customers could enter into individual agreements with power producers, and use Edison's and other utilities' lines to transmit the power, beginning January 1998. This proposal calls for the immediate sale or spin-off of all utility-owned generation facilities, and may allow utilities to recover only 90% of the uneconomic portion of their generating assets.

On July 24, 1995, Edison filed comments supporting the majority proposal because it believes this proposal will be more successful at achieving the PAGE goals the CPUC originally set in April 1994 for a restructured electric industry in California. Hearings on both proposals have been scheduled for mid- to late August 1995. A final CPUC decision is expected in late 1995; however, the state legislature has requested the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor.

FERC Restructuring Proposal

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open transmission access. To help insure that wholesale open access promotes competition, the FERC proposed development of industry-wide real-time information networks that would require utilities to provide simultaneous information to all parties trading wholesale electric power. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred by a utility to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison supports the FERC's proposal and filed comments on August 7, 1995. A final FERC decision is expected in mid-1996.

Accounting for the Effects of Regulation

Edison currently applies accounting standards that recognize the economic effects of rate regulation. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to Edison's generation operations and the $850 million in recorded regulatory assets would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if these costs are not fully recovered through a competition transition charge or other mechanism. Until the CPUC establishes more definitive valuation and pricing criteria for its restructuring proposal, including a recovery mechanism for the transition charges, Edison cannot predict the effect of the proposal on its results of operations.

A new accounting standard, effective January 1996, requires recognition of impairment losses on long-lived assets when an asset's book value exceeds its expected future cash flows (undiscounted). Currently impairment losses are based on the probability that an asset's book value will be recovered. The new standard also imposes stricter criteria for retention of regulatory-created assets. Due to the regulatory uncertainties mentioned above, Edison cannot predict the effect of the new accounting standard on its generation-related assets; however, the timing of potential impairment losses for regulatory-created assets may be affected.

Edison is engaged in an ongoing review of possible responses to the regulatory and competitive changes affecting the electric utility industry, including various corporate, financial, legal and legislative alternatives. In addition, Edison is seeking to enhance its competitive position by cutting costs and increasing productivity, and by developing new revenue sources.

CPUC-MANDATED POWER CONTRACTS

In 1994, the CPUC ordered the California utilities to proceed with an energy auction to solicit bids for new contracts with unregulated power producers. This decision would have forced Edison to purchase 686 MW of new power at fixed prices starting in 1997, costing Edison customers $14 billion over the lives of the contracts. Edison had requested the CPUC to reconsider its decision, as it has no need for additional generating capacity until at least 2005, it believes the contracts would increase customer rates and it believes the decision is inconsistent with the
CPUC's  restructuring  proposal  goal to ultimately lower rates.   Edison
PAGE
negotiated agreements, at substantially lower costs than those mandated by auction, with seven unregulated power producers, representing 627 MW of the 686 MW mandated. These agreements, which are subject to CPUC approval, would save Edison customers about 80% of anticipated overpayments compared with the mandated contracts. On January 6, 1995, Edison appealed the CPUC decision to the FERC. On February 23, 1995, the FERC ruled that the CPUC violated the federal Public Utility Regulatory Policies Act and FERC regulations because the CPUC did not consider all potential sources of capacity in reaching its avoided cost determination. The CPUC requested a rehearing on the FERC decision; however, the FERC's final decision denied the CPUC's request and reaffirmed the earlier FERC ruling. In response, the CPUC supported resolution of the energy auction through negotiated settlements and set criteria that will be used to evaluate the settlements. Edison is currently evaluating these criteria to determine the impact on its existing settlement agreements and ongoing settlement negotiations.

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

At June 30, 1995, Edison's recorded estimated minimum liability to remediate its 58 identified sites was $114 million, compared with $74 million at June 30, 1994. The increase resulted primarily from revised estimates for a former pole-treating facility. The ultimate costs to clean up Edison's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site
remediation  is  expected  to occur.   Edison  believes that due to these
uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison among a range of reasonably possible outcomes.

Edison expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve-month period ended June 30, 1995, were $3 million.

One of Edison's sites is a former pole-treating facility, which is considered a federal Superfund site and represents 71% of Edison's recorded liability. Remedial actions to clean up soil and ground-water contamination that occurred during pole-treating operations (1925-1980) PAGE are expected to continue at this site for 30 years. Rate recovery of environmental-cleanup costs for this site is authorized by the CPUC through an incentive mechanism (discussed below).

Edison's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

The CPUC allows Edison to recover environmental-cleanup costs at 24 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison has settled insurance claims with several carriers, and will continue to pursue additional recovery. Costs incurred at Edison's remaining 34 sites are expected to be recovered through customer rates. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

Edison's projected capital expenditures to protect the environment are $1.2 billion for 1995-1999, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PAGE

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. The plaintiffs alleged that the underpayments totaled at least $21,000,000 as of the filing of the amended complaint. In other court filings, plaintiffs contend that additional contract payments owing through the end of the contract term could total approximately $60,000,000. In the amended complaint, plaintiffs also sought treble damages for the alleged restraint of trade violations, unspecified punitive damages, and an injunction to enjoin Edison from "future" unfair competition. On February 9, 1995, the court sustained some of Edison's demurrers to plaintiffs first amended complaint and overruled others. The Court also granted plaintiffs 30 days in which to amend their complaint further. On or about March 9, 1995, plaintiffs filed a second amended complaint, realleging the substance of the claims included in the first amended complaint. The Company's demurrer to four of the causes of action alleged in the second amended complaint and motion to strike portions of eight other causes of action alleged in the same pleading were heard on May 18, 1995. Following the hearing, the court granted portions of Edison's demurrer and motion to strike. On June 6, 1995, plaintiffs served their third amended complaint, which essentially realleged the same material facts as in the second amended complaint and sought damages in the same amounts, although the allegations pertaining to restraint of trade were omitted. On July 11, 1995, the court sustained Edison's motions to strike portions of the third amended complaint which alleged certain violations of the FERC regulations requiring payment of avoided cost for QF power. However, the court granted plaintiffs leave to file a further amended complaint within 20 days. On July 27, 1995, plaintiffs served their fourth amended complaint, which essentially repeated the material allegations of the third amended complaint. If Edison does not make another motion to strike portions of the fourth amended complaint, it will respond to the complaint by denying its material allegations. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC").

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County
Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to Edison's position that there is only a single, 10-year period of fixed payments. On March 8, 1995, the court in the Kern County Superior Court case directed Edison to submit a proposed order that PAGE would deny a similar summary adjudication motion brought by the plaintiff in that case. Although a proposed order was subsequently submitted to the court in the Kern County case, it was not signed. In addition, on April
12, 1995, the court issued a minute order stating that its March 8, 1995, directive should not be construed as a ruling on the merits of the plaintiff's motion. Subsequently, the judge who heard the summary adjudication motion in the Kern County case recused himself, resulting in a new judge being assigned to the case. Edison believes the March 1, 1995, ruling in the Los Angeles case is erroneous and has asked the court to reconsider its ruling. On April 5, 1995, Edison filed a petition seeking writ review of the March 1, 1995, ruling in the California Court of Appeal. On May 3, 1995, the Court of Appeal issued an Order to Show
Cause why the March 1 ruling should not be vacated. The matter was heard August 3, 1995, and on August 9, 1995, the Court of Appeal issued its decision vacating the March 1 summary adjudication order and directing the trial court to issue an order denying the summary adjudication motion. The summary adjudication motion in the Kern County case will be reset for hearing following the Court of Appeal's decision in the Los Angeles case.
Following the March 1, 1995, ruling, an eighth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases in that court. Edison has responded to the complaint in the new lawsuit by denying its material allegations. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Report on Form 10-Q for the period ended March 31, 1995.

Electric and Magnetic Fields ("EMF") Litigation

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer as a result of EMF emitted from Edison facilities in an office building. The lawsuits, filed in Orange County Superior Court and served on Edison in June 1994 and January 1995, request compensatory and punitive damages. Although no specific damage amounts are alleged in the complaints, in subsequent court filings, plaintiffs estimated general and compensatory damages of $8,000,000 and $13,500,000, plus unspecified punitive damages. The same co-defendant in both actions have filed cross-complaints against the other co-defendants, including Edison, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. The case served in June 1994 is set to go to trial on January
8, 1996. In the case served in January 1995, Edison attempted to have the California appellate courts review the question of whether a California Superior Court has jurisdiction over personal injury claims based on EMF emitted from public utility operated electric facilities. This attempt was ultimately unsuccessful. As a result, this case is proceeding toward trial but a trial date has not yet been set.

A third case was filed in Orange County Superior Court and served on Edison in March 1995. The complaint seeks compensatory and punitive damages. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from Edison facilities which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5,500,000, plus unspecified punitive damages. This case is set to go to trial on March 11, 1996.

Edison believes that there is no proven scientific basis for the allegation that EMF are hazardous to health and, therefore, believes that the EMF lawsuits described above are without merit.

PAGE

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Report on Form 10-Q for the period ended March 31, 1995.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued Edison, San Diego Gas and Electric Company ("SDG&E"), and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below Nuclear Regulatory Commission ("NRC") safety levels. In the complaint, plaintiffs seek unspecified compensatory and punitive damages. In its response to the complaint, Edison denies all material allegations. The trial began August 3, 1995.

An Edison engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued Edison, SDG&E and the manufacturer of the fuel rods for the plant in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages.

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. Edison's April 20, 1995, answer to the complaint denies all material allegations.

These matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Report on Form 10-Q for the period ended March 31, 1995.

On July 5, 1995, a former Edison reactor operator employed at San Onofre and his wife sued Edison and SDG&E, as well as Combustion Engineering, the manufacturer of the fuel rods for the plant and the Institute of Nuclear Power Operations, in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's accute myelogenous leukemia resulted from contact with radioactive fuel particles released from fuel rods at San Onofre. The former employee subsequently died from his illness. Plaintiffs seek unspecified compensatory and punitive damages. Edison intends to deny the plaintiffs' allegations.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison have responded by denying the material allegations of the complaint and asserting several affirmative defenses. The Court has ordered that plaintiffs file their motion for class certification no later than September 22, 1995, and that the hearing on that motion be held on December 11, 1995.

PAGE

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Report on Form 10-Q for the period ended March 31, 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        23.  Consent of Independent Public Accountants

        27.  Financial Data Schedule

(b)     Reports on Form 8-K:

        May 24, 1995 --        Item 5--Other Events--
                               8-3/8% Junior Subordinated
                               Deferrable Interest Debentures,
                               Series A, Due 2044

        June 1, 1995 --        Item 5--Other Matters--
                               Proposed Restructuring of
                               California Utility Industry

        June 9, 1995 --        --Other Events--
                               6 1/2% Notes, Due 2001
PAGE

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

August 8, 1995