Form 10-Q
period 1995-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 1995-11-13
CIK 92103

PAGE

                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549



                                                  FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            September 30, 1995
                                ---------------------------------------
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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                       Outstanding at November 6, 1995
--------------------------             -------------------------------
Common Stock, no par value                       434,888,104
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

        Report of Independent Public Accountants                         2

        Consolidated Statements of Income--Three, Nine and
            Twelve Months Ended September 30, 1995, and 1994             3

        Consolidated Balance Sheets--September 30, 1995,
            December 31, 1994, and September 30, 1994                    4

        Consolidated Statements of Cash Flows--
            Three, Nine and Twelve Months Ended
            September 30, 1995, and 1994                                 6

        Consolidated Statements of Retained Earnings--
            Three, Nine and Twelve Months Ended
            September 30, 1995, and 1994                                 7

        Notes to Consolidated Financial Statements                       8

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                  25

Part II.  Other Information:

   Item 1.  Legal Proceedings                                           33

   Item 6.  Exhibits and Reports on Form 8-K                            36

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (Edison, a California corporation) and its subsidiaries as of September 30, 1995, December 31, 1994, and September 30, 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1995, and 1994. These financial statements are the responsibility of Edison's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison and its subsidiaries as of September 30, 1995, December 31, 1994, and September 30, 1994, and the results of their operations and their cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1995, and 1994, in conformity with generally accepted accounting principles.

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




                                         ARTHUR ANDERSEN LLP
Los Angeles, California
November 3, 1995

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                         3 Months Ended              9 Months Ended             12 Months Ended
                                          September 30,               September 30,              September 30,
                                     -----------------------    -------------------------   ------------------------
                                        1995          1994         1995          1994         1995          1994
                                     ----------   ----------    ----------     ----------   ----------     ----------

Operating revenue                   $2,509,877    $2,529,783    $5,969,553     $5,952,957   $7,815,198    $7,695,949
                                    ----------    ----------    ----------     ----------   ----------    ----------
Fuel                                   196,266       261,233       463,806        636,303      668,109       854,228
Purchased power                        917,547       922,815     1,954,370      1,949,676    2,567,584     2,555,252
Provisions for regulatory
  adjustment clauses--net              146,463       121,536       191,918         82,097      164,592       (94,495)
Other operating expenses               305,133       318,594       891,263        937,426    1,269,087     1,285,655
Maintenance                             86,080        76,791       267,823        248,511      349,473       348,433
Depreciation and decommissioning       239,402       225,298       708,734        676,496      922,892       900,816
Income taxes                           201,358       196,390       435,832        407,891      535,578       523,909
Property and other taxes                48,384        51,584       152,519        155,311      199,920       203,772
                                    ----------    ----------    ----------     ----------   ----------    ----------
Total operating expenses             2,140,633     2,174,241     5,066,265      5,093,711    6,677,235     6,577,570
                                    ----------    ----------    ----------     ----------   ----------    ----------
Operating income                       369,244       355,542       903,288        859,246    1,137,963     1,118,379
                                    ----------    ----------    ----------     ----------   ----------    ----------
Provision for rate phase-in plan       (33,082)      (37,196)      (90,947)      (101,422)    (126,121)     (136,596)
Allowance for equity funds
  used during construction               4,392         3,807        14,915         11,296       17,967        16,670
Interest income                          9,993         9,073        27,775         23,458       35,399        29,511
Other nonoperating income--net          14,089        13,886        31,951         38,811       57,746        47,360
                                    ----------    ----------    ----------     ----------   ----------    ----------
Total other income
  (deductions)--net                     (4,608)      (10,430)      (16,306)       (27,857)     (15,009)      (43,055)
                                    ----------    ----------    ----------     ----------   ----------    ----------
Income before interest expense         364,636       345,112       886,982        831,389    1,122,954     1,075,324
                                    ----------    ----------    ----------     ----------   ----------    ----------
Interest on long-term debt              96,309        95,481       288,402        285,898      384,332       381,324
Other interest expense                  20,766        16,029        61,386         46,786       76,245        61,100
Allowance for borrowed funds
  used during construction              (3,335)       (3,733)      (11,326)       (11,537)     (14,229)      (15,825)
Capitalized interest                      (494)           (7)       (1,444)          (142)      (1,555)         (511)
                                    ----------    ----------    ----------     ----------   ----------    ----------
Total interest expense--net            113,246       107,770       337,018        321,005      444,793       426,088
                                    ----------    ----------    ----------     ----------   ----------    ----------
Net income                             251,390       237,342       549,964        510,384      678,161       649,236
Dividends on preferred stock             8,599        10,020        28,165         30,060       38,185        40,080
                                    ----------    ----------    ----------     ----------   ----------    ----------
Earnings available for
  common stock                      $  242,791    $  227,322    $  521,799     $  480,324   $  639,976    $  609,156
                                    ==========    ==========    ==========     ==========   ==========    ==========















The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                        September 30,  December 31,    September 30,
                                                                            1995           1994            1994
                                                                       --------------  ------------   --------------

ASSETS

Utility plant, at original cost                                         $19,628,641     $19,121,964     $18,939,285
Less--accumulated provision for depreciation
   and decommissioning                                                    8,360,622       7,710,227       7,565,584
                                                                        -----------     -----------     -----------
                                                                         11,268,019      11,411,737      11,373,701
Construction work in progress                                               791,058         906,766         900,700
Nuclear fuel, at amortized cost                                             152,668          98,044         105,267
                                                                        -----------     -----------     -----------
Total utility plant                                                      12,211,745      12,416,547      12,379,668
                                                                        -----------     -----------     -----------

Nonutility property--less accumulated provision
   for depreciation of $31,094, $30,593 and $30,271
   at respective dates                                                       78,269          77,338          73,122
Nuclear decommissioning trusts                                            1,172,079         919,351         895,089
Other investments                                                            67,916          39,584          40,873
                                                                        -----------     -----------     -----------
Total other property and investments                                      1,318,264       1,036,273       1,009,084
                                                                        -----------     -----------     -----------

Cash and equivalents                                                        407,895         192,092         150,312
Receivables, including unbilled revenue, less
   allowances of $23,326, $23,806 and $23,947 for
   uncollectible accounts at respective dates                             1,174,757         902,090       1,190,176
Fuel inventory                                                              118,286         116,929         127,003
Materials and supplies, at average cost                                     156,797         129,109         124,472
Accumulated deferred income taxes--net                                      465,573         271,308         295,552
Prepayments and other current assets                                        141,961          98,778         132,142
                                                                        -----------     -----------     -----------
Total current assets                                                      2,465,269       1,710,306       2,019,657
                                                                        -----------     -----------     -----------

Unamortized debt issuance and reacquisition
   expense                                                                  357,347         356,557         364,306
Rate phase-in plan                                                          158,930         240,730         272,431
Unamortized nuclear plant--net                                              108,367         171,071         196,867
Income tax-related deferred charges                                       1,754,953       1,816,414       1,816,741
Other deferred charges                                                      347,800         327,613         344,951
                                                                        -----------     -----------     -----------
Total deferred charges                                                    2,727,397       2,912,385       2,995,296
                                                                        -----------     -----------     -----------

Total assets                                                            $18,722,675     $18,075,511     $18,403,705
                                                                        ===========     ===========     ===========











The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                        September 30,   December 31,   September 30,
                                                                            1995            1994           1994
                                                                        -------------   ------------   -------------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares outstanding
     at each date)                                                      $ 2,168,054     $ 2,168,054     $ 2,168,054
   Additional paid-in capital                                               177,351         177,351         177,363
   Retained earnings                                                      2,794,832       2,683,568       2,677,342
                                                                        -----------     -----------     -----------
                                                                          5,140,237       5,028,973       5,022,759
Preferred stock:
   Not subject to mandatory redemption                                      283,755         358,755         358,755
   Subject to mandatory redemption                                          275,000         275,000         275,000
Long-term debt                                                            5,225,926       4,987,978       4,992,373
                                                                        -----------     -----------     -----------
Total capitalization                                                     10,924,918      10,650,706      10,648,887
                                                                        -----------     -----------     -----------

Other long-term liabilities                                                 345,029         311,063         315,109
                                                                        -----------     -----------     -----------

Current portion of long-term debt                                             1,375         201,275         201,275
Short-term debt                                                             432,301         675,514         439,469
Accounts payable                                                            394,262         317,082         363,519
Accrued taxes                                                               829,352         514,441         813,850
Accrued interest                                                            116,265          87,733          90,537
Dividends payable                                                           138,787         115,803         122,803
Regulatory balancing accounts--net                                          296,764          55,710         109,748
Deferred unbilled revenue and other current liabilities                     932,794         779,257         952,567
                                                                        -----------     -----------     -----------
Total current liabilities                                                 3,141,900       2,746,815       3,093,768
                                                                        -----------     -----------     -----------

Accumulated deferred income taxes--net                                    3,335,295       3,386,775       3,375,004
Accumulated deferred investment tax credits                                 380,521         399,662         404,113
Customer advances and other deferred credits                                595,012         580,490         566,824
                                                                        -----------     -----------     -----------
Total deferred credits                                                    4,310,828       4,366,927       4,345,941
                                                                        -----------     -----------     -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)




Total capitalization and liabilities                                    $18,722,675     $18,075,511     $18,403,705
                                                                        ===========     ===========     ===========











The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                           3 Months Ended            9 Months Ended             12 Months Ended
                                            September 30,             September 30,              September 30,
                                         ---------------------     ---------------------     ------------------------
                                          1995         1994         1995          1994         1995           1994
                                        ---------   ---------     ----------   ---------    ----------     ----------
Cash flows from operating activities:
Net income                              $ 251,390    $ 237,342   $  549,964    $ 510,384     $ 678,161    $  649,236
Adjustments for non-cash items:
  Depreciation and
    decommissioning                       239,402      225,298      708,734      676,496       922,892       900,816
  Amortization                             21,406       26,525       43,205      100,648        68,688       123,263
  Rate phase-in plan                       30,535       33,787       81,800       91,778       113,501       123,851
  Deferred income taxes and
    investment tax credits               (142,489)    (115,718)    (205,064)    (151,569)     (155,674)       20,530
  Other long-term liabilities               6,012       12,536       33,966       48,514        29,920        55,662
  Other--net                                2,807      (17,827)     (46,668)     (49,677)      (20,832)      (78,806)
Changes in working capital:
  Receivables                            (301,415)    (284,543)    (272,667)    (352,397)       15,419        62,504
  Regulatory balancing accounts           183,151      120,174      241,054       51,816       187,016      (128,964)
  Fuel inventory, materials
    and supplies                           14,299        2,978      (29,045)     (26,524)      (23,608)      (11,566)
  Prepayments and other
    current assets                       (130,041)    (119,644)     (43,183)     (34,624)       (9,819)       15,067
  Accrued interest and taxes              274,712      271,136      343,443      420,032        41,230        73,855
  Accounts payable and other
    current liabilities                   223,906      257,616      230,717      326,389        10,970        89,842
                                        ---------    ---------    ---------    ---------    ----------    ----------
Net cash provided by
  operating activities                    673,675      649,660    1,636,256    1,611,266     1,857,864     1,895,290
                                        ---------    ---------    ---------    ---------    ----------    ----------

Cash flows from financing activities:
Long-term debt issued                          --           --      393,922         (362)      395,248       559,150
Long-term debt repayments                (205,697)      (1,200)    (422,192)    (170,224)     (422,192)     (387,019)
Preferred stock redemptions                    --           --      (75,000)          --       (75,000)           --
Nuclear fuel financing--net                22,586      (12,099)      42,775      (25,915)       37,245       (38,350)
Short-term debt financing--net           (172,032)    (423,752)    (243,213)    (173,625)       (7,168)     (118,797)
Dividends paid                           (145,178)    (121,970)    (414,946)    (459,947)     (543,915)     (628,930)
                                        ---------    ---------    ---------    ---------    ----------    ----------
Net cash used by
  financing activities                   (500,321)    (559,021)    (718,654)    (830,073)     (615,782)     (613,946)
                                        ---------    ---------    ---------    ---------    ----------    ----------

Cash flows from investing activities:
Additions to property and plant          (200,186)    (261,287)    (573,224)    (729,618)     (825,500)   (1,035,703)
Funding of nuclear decommissioning
  trusts                                  (39,340)     (25,044)    (111,897)    (101,031)     (141,021)     (134,994)
Other--net                                 (5,533)      (1,107)     (16,678)      (5,151)      (17,978)       (8,554)
                                        ---------    ---------    ---------    ---------    ----------    ----------
Net cash used by
  investing activities                   (245,059)    (287,438)    (701,799)    (835,800)     (984,499)   (1,179,251)
                                        ---------    ---------    ---------    ---------    ----------    ----------
Net increase (decrease) in cash
  and equivalents                         (71,705)    (196,799)     215,803      (54,607)      257,583       102,093
Cash and equivalents, beginning
  of period                               479,600      347,111      192,092      204,919       150,312        48,219
                                        ---------    ---------    ---------    ---------    ----------    ----------
Cash and equivalents, end
  of period                             $ 407,895    $ 150,312    $ 407,895    $ 150,312    $  407,895    $  150,312
                                        =========    =========    =========    =========    ==========    ==========
Cash payments for interest and taxes:
Interest                                $  81,196    $  90,287    $ 257,679    $ 271,702    $  351,103    $  365,807
Taxes                                     209,456      185,464      333,806      180,462       520,295       334,278


The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                           3 Months Ended            9 Months Ended             12 Months Ended
                                            September 30,             September 30,              September 30,
                                       ----------------------     ----------------------    ------------------------
                                          1995         1994         1995         1994          1995         1994
                                      ----------    ----------    ---------- -----------    ----------     ----------

Balance at beginning of period        $2,688,402    $2,568,970   $2,683,568   $2,586,890    $2,677,342    $2,617,022
Net income                               251,390       237,342      549,964      510,384       678,161       649,236
Dividends declared on common stock      (136,361)     (118,950)    (409,771)    (389,872)     (521,722)     (548,836)
Dividends declared on preferred
  stock                                   (8,599)      (10,020)     (28,165)     (30,060)      (38,185)      (40,080)
Reacquired capital stock expense              --            --         (764)          --          (764)           --
                                      ----------    ----------   ----------   ----------    ----------    ----------
Balance at end of period              $2,794,832    $2,677,342   $2,794,832   $2,677,342    $2,794,832    $2,677,342
                                      ==========    ==========   ==========   ==========    ==========    ==========













































The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies

Southern California Edison Company's outstanding common stock is owned entirely by its parent company, SCEcorp. Edison is a public utility which produces and supplies electric energy in Central and Southern California. The consolidated financial statements include Edison and its subsidiaries. Intercompany transactions have been eliminated.

Edison's accounting policies conform with generally accepted accounting principles for regulated enterprises and reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).

Certain prior-period amounts have been reclassified to conform to the September 30, 1995, financial statement presentation.

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

Investments

Cash equivalents include tax-exempt investments ($371 million at September 30, 1995, $132 million at December 31, 1994, and $130 million at September 30, 1994), and time deposits and other investments ($30 million at September 30, 1995, $53 million at December 31, 1994, and $14 million at September 30, 1994) with maturities of three months or less.

Unrealized gains (losses) on equity investments are recorded as regulatory liabilities (assets). Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

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

In July 1991, Edison requested that the CPUC find future operation of San Onofre Nuclear Generating Station Unit 1 cost-effective and authorize recovery of capital expenditures of approximately $100 million through 1994. In September 1991, the CPUC's Division of Ratepayer Advocates (DRA) stated that it believed continuation of Unit 1 was not cost-effective and recommended the unit be shut down, with recovery of its book value amortized over four years with no return. In August 1992, the CPUC approved a settlement agreement between Edison and the DRA to discontinue operation of Unit 1 at the end of its then-current fuel cycle. As part of the agreement, Edison will recover its remaining investment, earning an 8.98% rate of return, by August 1996. In November 1992, Edison discontinued operation of Unit 1.

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

Research, Development and Demonstration (RD&D)

Edison capitalizes RD&D costs that are expected to result in plant construction. If construction does not result, these costs are charged to expense. RD&D expenses are recorded in a balancing account, and at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $6 million, $21 million and $45 million for the three, nine and twelve months ended September 30, 1995, respectively, and $14 million, $40 million and $52 million for the three, nine and twelve months ended September 30, 1994, respectively.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.7%, 3.6% and 3.6%, respectively, for the three, nine and twelve months ended September 30, 1995, compared to 3.6% for each of the same periods in 1994.

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

In April 1995, the DRA filed supplemental testimony recommending a 0.25-cent-per-kilowatt-hour decrease to the incentive price originally agreed to in the settlement agreement. The DRA claims the decrease is based on "new information" obtained after the settlement was negotiated, but prior to the hearings. In May 1995, hearings concluded after Edison filed rebuttal testimony showing that the "new information" does not form the basis for any change to the agreement and requesting that the CPUC adopt the original settlement.

On September 14, 1995, a CPUC administrative law judge (ALJ) issued a proposed decision that would reduce Edison's 1995 revenue by $105 million. The additional $38 million reduction would be retroactive to January 1, 1995. The ALJ also recommended that the general rate case settlement agreement with the DRA be rejected, including the portion pertaining to San Onofre. The ALJ viewed the latter as being premature in light of California's restructuring proceeding and stated that it could be resubmitted as part of the restructuring proceeding or other appropriate proceeding. A final CPUC decision on the general rate case is expected by year-end. If the CPUC adopts the ALJ recommendation to move the San Onofre Units 2 and 3 agreement to another proceeding, Edison believes the unrecovered investment would be recovered through a competition transition charge or other mechanism (see CPUC Restructuring Proposals).

CPUC Restructuring Proposals

Since April 1994, the CPUC has been considering its proposal for restructuring California's electric utility industry, seeking to lower energy prices and provide customers with a choice of generation suppliers. As a part of these proceedings, Edison filed a proposal with the CPUC in November 1994 recommending implementation of a competition transition charge (CTC), beginning in 1998, as a mechanism to allow for full recovery

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of generation-related utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from Edison's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments consisting of costs incurred to provide service to customers whose recovery has been deferred. Such commitments include the recovery of income-tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including San Onofre Unit 1 as discussed in Note 1 and San Onofre Units 2 and 3 as discussed above), nuclear decommissioning and certain other costs. At September 30, 1995, these commitments included recorded generation-related regulatory assets of approximately $1.2 billion, primarily for the recovery of income-tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

On May 24, 1995, the CPUC issued for public comment two policy proposals on restructuring. Although the proposals differ, they both recommend moving to a restructured competitive electric industry within two years and generally endorse recovery of costs incurred under prior regulatory rules. The majority's proposal, supported by three of the four commissioners, recommends a power pool that would commence operation by the beginning of 1997. One commissioner offered an alternate proposal that would provide for individual customer agreements with power producers. This proposal would also require the immediate sale or spin-off of all utility-owned generating facilities, and may allow utilities to recover only 90% of costs incurred under prior regulatory rules. On July 24, 1995, Edison filed comments supporting the majority proposal as it believes this proposal will be more successful at achieving CPUC goals set in April 1994 for a restructured electric industry in California.

On September 11, 1995, Edison and a broad coalition of electricity customers and independent power producers submitted, as a joint recommendation to the CPUC, a set of principles to modify and refine the CPUC's two policy proposals. According to the Memorandum of
Understanding: an independent system operator would control the scheduling and dispatch of all electricity on the state's power grid; a separate power exchange would manage supply and demand through an economic auction; physical direct access would be phased in over a five-year schedule, allowing for individual contracts and aggregation of smaller customers;
a non-bypassable transition charge would be collected to pay for past regulatory commitments; and California's social and environmental public policy programs would be funded through a separate charge to all customers during the transition period.

Hearings were held on the joint recommendation in September 1995 and a final CPUC decision on industry restructuring is expected by year-end; however, the state legislature has requested the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor.

FERC Restructuring Proposal

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open transmission access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open access. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred to provide service to

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison supports the FERC's proposal and filed comments in August 1995. A final FERC decision is expected in mid-1996.

Financial Impact of Restructuring Proposals

Edison currently applies accounting standards that recognize the economic effects of rate regulation. As a result of applying these standards, Edison has recorded net regulatory assets of approximately $2.4 billion as of September 30, 1995, which include generation-related regulatory assets of $1.2 billion. Effective January 1996, a new accounting standard will impose stricter criteria for the retention of regulatory-created assets. Under this standard, Edison must be able to conclude that regulatory assets continue to be probable of recovery. Currently, a conclusion that such assets are not probable of loss is required. Accordingly, if rate recovery of generation-related costs does not continue to be probable, whether due to competition or regulatory action, regulatory accounting standards may no longer apply to Edison's generation operations and the $1.2 billion ($700 million after-tax) in recorded generation-related regulatory assets would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if all or a portion of these costs are not recovered through a CTC or other mechanism. Until the CPUC issues a final policy decision specifying definitive procedures to identify, value, calculate, allocate and recover transition costs, Edison cannot predict the effect, if any, on its results of operations.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following September 30, 1995, are: 1996--$1 million; 1997--$501 million; 1998--$277 million; 1999--$325 million; and 2000--$325 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of:

                                                           September 30,       December 31,      September 30,
                                                               1995                1994              1994
                                                          --------------        ------------     -------------
                                                                               (In millions)
First and refunding mortgage bonds:
 1997--1999 (5.45% to 7.5%)                                  $  800               $1,000              $1,000
 2000--2004 (5.625% to 6.75%)                                   675                  675                 675
 2017--2026 (6.9% to 9.25%)                                   1,638                1,850               1,850
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                       1,205                1,206               1,207
Funds held by trustees                                           (2)                  (2)                 (2)
Debentures and notes:
 1998--2003 (5.6% to 8.25%)                                     795                  495                 495
Subordinated debentures:
 2044 (8-3/8%)                                                  100                   --                  --
Commercial paper for nuclear fuel                                82                   39                  44
Long-term debt due within one year                               (1)                (201)               (201)
Unamortized debt discount--net                                  (66)                 (74)                (76)
                                                             ------               ------              ------
Total                                                        $5,226               $4,988              $4,992
                                                             ======               ======              ======

Short-Term Debt

Edison has lines of credit it can use at negotiated or bank index rates. At September 30, 1995, available lines totaled $1.4 billion, with $900 million supporting commercial paper and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at September 30, 1995, December 31, 1994, and September 30, 1994, was $516 million, $717 million and $486 million, respectively. A portion of commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.8%, 5.9% and 4.8%, at September 30, 1995, December 31, 1994, and September 30, 1994, respectively.

Other Financial Instruments

Edison's risk management policy allows the use of derivative financial instruments to limit financial exposure on its investments and contractual obligations, but prohibits the use of these instruments for speculative purposes.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating rate long-term debt. The debt related to these agreements is reported on the balance sheets at amortized cost; the swap and cap agreements are not required to be recorded on the financial statements. In accordance with an interest rate swap agreement, either party is required to pledge collateral, if certain conditions change pertaining to its bond rating and market interest rates. As the result of a downgrade to its bond rating and a decline in market interest rates, Edison had pledged $13 million as collateral as of September 30, 1995. Edison is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For all balance sheet dates presented, Edison had the following derivative financial instruments:

Category                         Contract Amount/Terms             Purpose
--------                         ---------------------             -------
Interest rate swap              $196 million                       change interest rate exposure
                                due 2008                           to a fixed rate of 5.585%

Interest rate cap               $30 million                        change interest rate exposure
                                expires 1997                       to a fixed rate of 6%, over the
                                debt due 2027                      variable term of the debt

Fair values of financial instruments were:

                                      September 30,               December 31,               September 30,
                                          1995                        1994                       1994
                                  --------------------         -------------------        -----------------
                                     Cost       Fair            Cost       Fair             Cost       Fair
Instrument                           Basis      Value           Basis      Value            Basis      Value
----------                         --------    ------         --------    --------         -------     -----
                                                                  (In millions)
Financial assets:
Decommissioning trusts             $ 1,031     $ 1,172        $   920     $  919          $   890     $   895
Equity investments                       9          38              9         26                9          26

Financial liabilities:
Interest rate swap & cap
  agreements                            --           9             --          1               --           1
Long-term debt                       5,226       5,505          4,988      4,763            4,992       4,820
Nuclear enrichment obligation           62          50             66         45               66          48
Preferred stock subject to
  mandatory redemption                 275         291            275        257              275         264

Financial assets are carried at their fair value, which is based on quoted market prices. Financial liabilities are recorded at cost. Financial liabilities' fair values were based on: termination costs--interest rate swap agreements; brokers' quotes--long-term debt, preferred stock and cap agreements; and discounted future cash flows--nuclear enrichment obligation. Amounts reported for cash equivalents and short-term debt approximate fair value, due to the instruments' short maturities.

Note 4.  Equity

The CPUC regulates Edison's capital structure, limiting the dividends it may pay SCEcorp. At September 30, 1995, Edison had the capacity to pay $400 million in additional dividends to SCEcorp and continue to maintain its authorized capital structure.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                             September 30, 1995
                                         ---------------------------
                                          Shares        Redemption    September 30,  December 31,   September 30,
                                        Outstanding        Price          1995           1994           1994
                                        -----------      ----------   -------------   ------------  -------------
                                                                                     (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                             1,000,000        $ 25.50         $ 25           $ 25           $ 25
4.24                                     1,200,000          25.80           30             30             30
4.32                                     1,653,429          28.75           41             41             41
4.78                                     1,296,769          25.80           33             33             33
5.80                                     2,200,000          25.25           55             55             55
7.36                                     4,000,000          25.00          100            100            100

$100 Par value:
7.58% Series                               750,000         101.00           --             75             75
                                                                          ----           ----           ----
Total                                                                     $284           $359           $359
                                                                          ====           ====           ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                               750,000        $100.00         $ 75           $ 75           $ 75
6.45                                     1,000,000         100.00          100            100            100
7.23                                     1,000,000         100.00          100            100            100
                                                                          ----           ----           ----
Total                                                                     $275           $275           $275
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                              September 30,      December 31,     September 30,
                                                                  1995               1994             1994
                                                              -------------      ------------     -------------
                                                                                 (In millions)
Deferred tax assets:
Property-related                                                  $  267            $  260           $  357
Investment tax credits                                               226               237              266
Regulatory balancing accounts                                        177                85              130
Other                                                                651               521              449
                                                                  ------            ------           ------
Total                                                             $1,321            $1,103           $1,202
                                                                  ------            ------           ------
Deferred tax liabilities:
Property-related                                                  $3,691            $3,706           $3,761
Other                                                                499               513              520
                                                                  ------            ------           ------
Total                                                             $4,190            $4,219           $4,281
                                                                  ------            ------           ------

Accumulated deferred income taxes--net                            $2,869            $3,116           $3,079
                                                                  ======            ======           ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                      $3,335            $3,387           $3,375
Included in current assets                                           466               271              296

The current and deferred components of income tax expense were:


                                                  3 Months Ended        9 Months Ended        12 Months Ended
                                                   September 30,         September 30,         September 30,
                                                  -----------------     ----------------     -----------------
                                                  1995        1994       1995      1994       1995        1994
                                                  ------     ------     ------    ------     ------     ------
                                                                          (In millions)
Current:
Federal                                          $ 258        $ 233      $ 461     $ 401      $ 492      $ 297
State                                               71           63        135       115        144         99
                                                 -----        -----      -----     -----      -----      -----
                                                   329          296        596       516        636        396
                                                 -----        -----      -----     -----      -----      -----
Deferred--federal and state:
Accrued charges                                     14           (5)        11       (22)         9        (51)
Depreciation                                         2           12         14        33         27         51
Investment and energy tax credits--net              (6)          (4)       (19)      (17)       (24)       (24)
Prior year state tax                               (23)         (15)        (3)      (18)         1         (2)
Rate phase-in plan                                 (13)         (14)       (34)      (38)       (47)       (51)
Regulatory balancing accounts                      (74)         (46)      (103)      (32)       (78)        68
Resale revenue                                      --           --         --         8         --         33
Retirement of debt                                  (3)          (2)        (7)       (6)        (9)        24
Unbilled revenue                                   (36)         (32)       (58)      (48)       (13)       (11)
Other                                               (3)         (10)        (6)      (12)       (22)       (16)
                                                 -----        -----      -----     -----      -----      -----
                                                  (142)        (116)      (205)     (152)      (156)        21
                                                 -----        -----      -----     -----      -----      -----
Total income tax expense                         $ 187        $ 180      $ 391     $ 364      $ 480      $ 417
                                                 =====        =====      =====     =====      =====      =====
Classification of income taxes:
Included in operating income                     $ 201        $ 196      $ 436     $ 408      $ 536      $ 524
Included in other income                           (14)         (16)       (45)      (44)       (56)      (107)

The composite federal and state statutory income tax rate was 41.045% for all periods presented.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                           3 Months Ended           9 Months Ended          12 Months Ended
                                            September 30,            September 30,           September 30,
                                          ------------------       ------------------      ------------------
                                          1995        1994         1995        1994        1995         1994
                                         ------      ------       ------      ------      ------       ------

Federal statutory rate                    35.0%       35.0%       35.0%         35.0%      35.0%        35.0%
Capitalized software                      (0.6)       (1.2)       (0.8)         (1.8)      (1.3)        (2.1)
Depreciation and related timing
   differences not deferred                1.7         4.2         1.9           4.4        2.4          5.7
Investment and energy tax credits         (1.5)       (1.1)       (2.0)         (2.0)      (2.0)        (2.3)
State tax--net of federal deduction        6.7         5.9         6.2           5.9        5.9          5.9
Other                                      1.4         0.3         1.3           0.1        1.4         (3.1)
                                          ----        ----        ----          ----       ----         ----
Effective tax rate                        42.7%       43.1%       41.6%         41.6%      41.4%        39.1%
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan's funded status was:

                                                           September 30,      December 31,      September 30,
                                                               1995               1994              1994
                                                           --------------     -------------    --------------
                                                                              (In millions)

Actuarial present value of benefit obligation:
Vested benefits                                                 $1,296           $1,260            $1,438
Nonvested benefits                                                 162              147               186
                                                                ------           ------            ------
Accumulated benefit obligation                                   1,458            1,407             1,624
Value of projected future compensation levels                      497              450               602
                                                                ------           ------            ------
Projected benefit obligation                                    $1,955           $1,857            $2,226
                                                                ======           ======            ======

Fair value of plan assets                                       $2,507           $2,194            $2,296
                                                                ======           ======            ======

Projected benefit obligation less than plan assets              $ (552)          $ (337)           $  (70)
Unrecognized net gain                                              648              451               174
Unrecognized prior service cost                                     (5)              (5)               (5)
Unrecognized net obligation (17-year amortization)                 (52)             (54)              (56)
                                                                ------           ------            ------
Pension liability                                               $   39           $   55            $   43
                                                                ======           ======            ======

Discount rate                                                     8.5%             8.5%             7.25%
Rate of increase in future compensation                           5.0%             5.0%              5.0%
Expected long-term rate of return on assets                       8.0%             8.0%              8.0%

Edison recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                                        3 Months Ended           9 Months Ended           12 Months Ended
                                         September 30,            September 30,            September 30,
                                        --------------           ----------------         ---------------
                                         1995    1994             1995     1994             1995     1994
                                        ------  ------           ------   -------          ------   ------
                                                                  (In millions)

Service cost for benefits earned         $ 15    $  17           $ 43       $ 53            $ 57     $  69
Interest cost on projected benefit
   obligation                              39       38            116        111             153       145
Actual return on plan assets             (121)    (100)          (318)      (117)           (229)     (179)
Net amortization and deferral              74       58            180         (9)             49        15
                                         ----    -----           ----       ----            ----     -----
Pension expense under accounting
   standards                                7       13             21         38              30        50
Regulatory adjustment--deferred             5       --             16         (1)             18        (1)
                                         ----    -----           ----       ----            ----     -----
Net pension expense recognized           $ 12    $  13           $ 37       $ 37            $ 48     $  49
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

The components of postretirement benefits other than pensions expense were:

                                                 3 Months Ended       9 Months Ended        12 Months Ended
                                                  September 30,        September 30,         September 30,
                                                 ---------------      --------------        ---------------
                                                 1995       1994      1995      1994       1995       1994
                                                 ----       ----      ----      ----       ----       ----
                                                                       (In millions)
Service cost for benefits earned                 $   8      $  7      $ 23       $ 22      $ 28       $ 28
Interest cost on benefit obligation                 18        18        56         53        75         70
Actual return on plan assets                        (7)       (5)      (20)       (15)      (24)       (18)
Amortization of transition obligation                9         9        26         27        35         36
                                                  ----      ----      ----       ----      ----       ----
Net expense                                         28        29        85         87       114        116
Amortization of prior funding                       --        --        --          2        --         15
                                                  ----      ----      ----       ----      ----       ----
Total expense                                     $ 28      $ 29      $ 85       $ 89      $114       $131
                                                  ====      ====      ====       ====      ====       ====

The funded status of these benefits is reconciled to the recorded liability below:

                                                        September 30,        December 31,     September 30,
                                                            1995                 1994             1994
                                                        -------------        -------------    -------------
                                                                             (In millions)
Actuarial present value of benefit obligation:
Retirees                                                   $ 530                $ 530            $  509
Employees eligible to retire                                  50                   47                92
Other employees                                              336                  293               399
                                                           -----                -----            ------
Accumulated benefit obligation                             $ 916                $ 870            $1,000
                                                           =====                =====            ======

Fair value of plan assets                                  $ 374                $ 303            $  280
                                                           =====                =====            ======

Plan assets less than accumulated benefit
 obligation                                                $(542)               $(567)           $ (720)
Unrecognized transition obligation                           596                  622               661
Unrecognized net loss (gain)                                 (50)                 (50)               59
                                                           -----                -----            ------
Recorded asset (liability)                                 $   4                $   5            $   --
                                                           =====                =====            ======

Discount rate                                               8.75%                8.75%             7.75%
Expected long-term rate of return on assets                  8.5%                 8.5%              8.5%

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed rate of future increases in the per-capita cost of health care benefits is 11% for 1995, gradually decreasing to 5.5% for 2005 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of September 30, 1995, by $135 million and annual aggregate service and interest costs by $18 million.

Employee Savings Plan

Edison has a 401(k) stock plan designed to supplement employees' retirement income. The plan received employer contributions of $4 million, $15 million and $20 million for the three, nine and twelve months ended September 30, 1995, respectively, and $5 million, $16 million and $21 million for the three, nine and twelve months ended September 30, 1994, respectively.

Note 7.  Jointly Owned Utility Projects

Edison owns interests in several generating stations and transmission systems for which each participant provides its own financing. Edison's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of September 30, 1995, was:

                                                    Plant in       Accumulated         Under        Ownership
                                                     Service      Depreciation     Construction     Interest
                                                    --------      ------------     ------------     ---------
                                                                  (In millions)
Transmission systems:
  Eldorado                                            $   28         $    8             $ --            60%
  Pacific Intertie                                       219             68               12            50
Generating stations:
  Four Corners Units 4 and 5 (coal)                      456            227                2            48
  Mohave (coal)                                          287            146               16            56
  Palo Verde (nuclear)                                 1,573            338               17            16
  San Onofre (nuclear)                                 4,160          1,534               58            75
                                                      ------         ------             ----
Total                                                 $6,723         $2,321             $105
                                                      ======         ======             ====

Note 8.     Leases

Edison has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at September 30, 1995, were:

Year ended December 31,                                                                   (In millions)
1995                                                                                         $ 8
1996                                                                                           21
1997                                                                                           17
1998                                                                                           14
1999                                                                                           10
Thereafter                                                                                     14
                                                                                              ---
Total                                                                                         $84
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

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $39 million, $112 million and $133 million for the three, nine and twelve months ended September 30, 1995, respectively, and $33 million, $101 million and $140 million for the three, nine and twelve months ended September 30, 1994, respectively. The accumulated provision for decommissioning was $792 million at September 30, 1995, $692 million at December 31, 1994, and $677 million at September 30, 1994. The estimated costs to decommission San Onofre Unit 1 ($247 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                           Maturity        September 30,       December 31,     September 30,
                                             Dates             1995               1994              1994
                                          ----------       -------------     ---------------    -------------
                                                                               (In millions)
Municipal bonds                            1996-2021          $  334            $  447             $  548
Stocks                                         --                358               258                156
U.S. government and agency issues          1998-2023             206                98                114
Short-term investments and other           1994-1995             133               117                 72
                                                              ------            ------             ------
Trust fund balance (at cost)                                  $1,031            $  920             $  890
                                                              ======            ======             ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $15 million, $37 million and $34 million for the three, nine and twelve months ended September 30, 1995, respectively, and $9 million, $29 million and $44 million for the three, nine and twelve months ended September 30, 1994, respectively. Proceeds from sales of securities (which are reinvested) were $261 million, $759 million and $1.2 billion for the three, nine and twelve months ended September 30, 1995, respectively, and $305 million, $708 million and $776 million for the three, nine and twelve months ended September 30, 1994, respectively. Approximately 88% of the trust fund contributions were tax-deductible.

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

Certain commitments for the years 1995 through 1999 are estimated below:

                                                               1995      1996     1997      1998      1999
                                                              ------    ------   ------    ------    ------
                                                                              (In millions)
Construction expenditures                                      $  973   $  995   $  948    $  907    $  992
Fuel supply contracts                                             291      209      204       193       198
Purchased-power capacity payments                                 728      722      727       731       735
Unconditional purchase obligations                                 11       11       11        10        10

Note 10.  Contingencies

In addition to the matters disclosed in these notes, Edison is involved in legal, tax and regulatory proceedings before various courts and governmental agencies with regard to matters arising in the ordinary course of business. Edison believes that the final outcome of these proceedings will not materially affect its results of operations or liquidity.

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

At September 30, 1995, Edison's recorded estimated minimum liability to remediate its 58 identified sites was $114 million, compared with $74 million at September 30, 1994. The increase resulted primarily from changes in estimates for a former pole-treating facility. The ultimate costs to clean up Edison's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison among a range of reasonably possible outcomes.

Edison expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve months ended September 30, 1995, were $3 million.

Edison's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that Edison may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

The CPUC allows Edison to recover environmental-cleanup costs at 24 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at the remaining 34 sites are expected to be recovered through customer rates. Edison has filed a request with the CPUC to add 11 of these sites ($12 million) to the incentive mechanism. Edison has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

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

SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

Southern California Edison Company's earnings for the three, nine and twelve months ended September 30, 1995, were $243 million, $522 million and $640 million, respectively, compared with $227 million, $480 million and $609 million for the same periods in 1994. The higher earnings primarily reflect Edison's higher authorized return on common equity for 1995 and improved operating efficiencies, partially offset by employee severance costs. The increase in the twelve-month period ended September 30, 1995, compared to the year-earlier period, was also lowered by a 1993 benefit from refinancing long-term debt.

Operating Revenue

Operating revenue remained virtually unchanged for the three- and nine-month periods ended September 30, 1995, compared with the same periods in 1994, as a 2.6% California Public Utilities Commission (CPUC)-authorized rate increase was offset by a decline in energy usage caused by milder weather in 1995 and a decrease in the volume of sales to resale cities. Wholesale revenue decreased 19% for the twelve months ended September 30, 1995, compared with the same period in 1994. The decrease was due to a 23% decrease in rates, offset by a 4% increase in demand as Edison's power was priced lower than many other sources (see Operating Expenses). Over 98% of electric utility revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, Edison announced that it intends to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% (after adjusting for inflation), subject to CPUC approval. Edison also urged the CPUC to re-examine certain rate design issues, including possible elimination of the kilowatt-hour sales balancing account, which adjusts utility revenue for differences between CPUC-authorized and actual base-rate revenue. In July 1995, Edison filed expanded rate options and requested that the CPUC expedite the filing in order to offer these services by 1996. Edison does not anticipate that these proposals will have a material effect on future earnings trends, however, if the balancing account mechanism were to be revised or eliminated, the seasonal variability of Edison's earnings could be affected.

Operating Expenses

Fuel expense decreased 25%, 27% and 22% in the three, nine and twelve months ended September 30, 1995, compared with the same periods in 1994. The decreases primarily reflect a change in the fuel mix from the year-earlier periods. Hydro generation was up significantly in 1995, due to greater rainfall, resulting in lower gas purchases compared with the same periods in 1994. In addition, during the third quarter of 1995, San Onofre Nuclear Generating Station Unit 3 was out of service for two months for refueling and maintenance. Edison also received an $11 million fuel credit from the Department of Energy. For the year-to-date and twelve-month periods, compared with the year-earlier periods, lower overall gas prices and a higher than average operating capacity at San Onofre Units
2 and 3 also contributed to the decrease in Edison's energy costs.

Purchased-power expense remained virtually unchanged for all periods presented. Edison makes federally-required power purchases from nonutility generators based on contracts with CPUC-mandated pricing.
<page 25>
Energy prices under these contracts are generally higher than other energy sources, and for the twelve months ended September 30, 1995, Edison paid about $1.8 billion (including energy and capacity payments) more than the cost of power available from other sources.

Provisions for regulatory adjustment clauses increased in all periods presented as CPUC-authorized fuel and purchased-power cost estimates exceeded Edison's actual energy costs. Edison's actual energy costs were lower than estimated due to the increase in hydro generation, San Onofre Unit 3's scheduled refueling outage, and lower gas prices.

Other operating expenses include severance charges of $12 million and $30 million, respectively, for the nine- and twelve-month periods ended September 30, 1995. As Edison's operating environment continues to evolve toward a more competitive future, it is anticipated that workforce reductions will continue to occur. At this time, Edison does not have plans for company-wide workforce reductions that would be considered a restructuring for financial reporting purposes; however, each operating department will continue to review staffing needs during this period of change. Excluding severance charges, other operating expenses decreased in all periods presented primarily due to operating efficiencies.

Maintenance expense increased 12% in the third quarter of 1995, compared with the year-earlier period, due to the scheduled refueling and maintenance outage at San Onofre Unit 3. Unit 3 returned to service on September 26, 1995.

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

Interest income increased 18% and 20% for the nine- and twelve-month periods ended September 30, 1995, over the comparable periods in 1994, primarily due to higher interest rates and higher investment balances. The higher investment balances reflect the decline in dividend payments, which began in June 1994.

Other nonoperating income decreased 18% for the year-to-date period, compared to the same period in 1994, primarily due to a $5 million CPUC-authorized incentive award received in the first quarter of 1994 related to nuclear plant performance and a 1994 benefit resulting from the effect of a drop in SCEcorp's stock price on Edison's stock option plan. The 22% increase for the twelve months ended September 30 1995, compared to the year-earlier period, reflects an environmental insurance settlement received in the fourth quarter of 1994 and an $11 million fourth quarter 1994 CPUC-authorized incentive award for energy conservation programs, both of which more than offset the year-to-date decline.

Interest Expense

Other interest expense increased 30%, 31% and 25% for the three, nine and twelve months ended September 30, 1995, compared to the year-earlier periods, mainly due to rising interest rates on short-term borrowings and higher balances in the regulatory balancing accounts.

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

In January 1995, SCEcorp authorized the repurchase of up to $150 million of its common stock. As excess cash becomes available, Edison intends to pay cash dividends to SCEcorp, while maintaining its CPUC-authorized capital structure. SCEcorp repurchased 2,774,298 shares ($46 million) through November 3, 1995, funded by dividends from SCEcorp subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $674 million, $1.6 billion and $1.9 billion for the three-, nine- and twelve-month periods ended September 30, 1995, respectively, compared with $650 million, $1.6 billion and $1.9 billion for the same periods in 1994. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account
undercollections and general cash requirements.   Long-term debt is used
mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of September 30, 1995, Edison could issue approximately $7.2 billion of additional first and refunding mortgage bonds and $4.3 billion of preferred stock at current interest and dividend rates.

At September 30, 1995, Edison had available lines of credit of $1.4 billion with $900 million supporting commercial paper and $500 million for the long-term refinancing of variable-rate pollution control bonds. These unsecured, revolving lines of credit are at negotiated or bank index rates with various expiration dates; the majority with five-year terms.

California law prohibits Edison from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates Edison's capital structure, limiting the dividends Edison may pay SCEcorp. At September 30, 1995, Edison had the capacity to pay $400 million in additional dividends to SCEcorp and continue to maintain its authorized capital structure.

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

Projected Capital Requirements

Edison's projected capital requirements for the next five years are: 1995- -$973 million; 1996--$995 million; 1997--$948 million; 1998--$907 million;
and 1999--$992 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 1995, are: 1996--$1 million; 1997--$501 million; 1998--$277 million; 1999--$325 million; and 2000--$325 million.

REGULATORY MATTERS

Edison's 1995 CPUC-authorized revenue increased $193 million, or 2.6%, primarily due to a $192 million increase for fuel and purchased power ($167 million for federally required purchases), a $121 million increase for higher costs of debt and equity, a $64 million decrease for 1993 postretirement benefits other than pensions (collected in 1994 rates) and a $67 million decrease for a pending settlement agreement with the CPUC's Division of Ratepayer Advocates (DRA) related to the 1995 general rate case (see 1995 General Rate Case Proposed Settlement Agreement below).

The CPUC's 1995 cost-of-capital decision authorized an increase to Edison's equity ratio from 47.25% to 47.75%, and an increase to Edison's return on common equity from 11% to 12.1% in 1995. This decision, excluding the effects of other rate actions, would increase 1995 earnings by about $64 million. In its 1996 cost-of-capital proceeding, Edison requested to increase its common equity ratio from 47.75% to 48% with no change to its authorized return on common equity. On October 6, 1995, a CPUC administrative law judge (ALJ) issued a proposed decision recommending a decrease to Edison's return on common equity from 12.1% to 11.6%. This recommendation, if adopted, could reduce 1996 earnings by about $43 million, excluding the effects of other rate actions. A CPUC decision is expected in late November 1995.

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

1995 General Rate Case Proposed Settlement Agreement

In 1994, Edison and the DRA filed a settlement agreement, which requires CPUC approval, related to the 1995 general rate case. The settlement includes: a $67 million reduction in 1995 non-fuel revenue, effective January 1, 1995; and, accelerated recovery of Edison's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return (7.78% compared to 9.8%), beginning February 1, 1996. Future operating costs at San Onofre would be recovered through an incentive pricing plan. At the end of the accelerated recovery period (2003, instead of 2012), customers would bear no further obligation for Units 2 and 3, except for certain costs associated with decommissioning and permanent closure. Edison would then sell power generated by San Onofre under prices, terms and conditions which conform to any then-existing regulatory procedures.

In April 1995, the DRA filed supplemental testimony requesting a decrease to the incentive prices originally agreed upon in the settlement. Edison filed rebuttal testimony requesting that the CPUC adopt the original settlement. Hearings concluded in May 1995.
<page 28>
On September 14, 1995, an ALJ issued a proposed decision recommending that the settlement agreement with the DRA be rejected, including the portion related to San Onofre, and recommended an additional reduction to Edison's 1995 revenue of $38 million. The proposed decision stated that recovery of San Onofre could be resubmitted as part of the CPUC restructuring proceeding or other appropriate proceeding. A final CPUC decision is expected by year-end. If the CPUC adopts the ALJ recommendation to move the San Onofre Units 2 and 3 agreement to another proceeding, Edison believes the unrecovered investment would be recovered through a competition transition charge or other mechanism (see Competitive Environment).

Performance-Based Ratemaking

In 1993, Edison filed a proposal with the CPUC for a performance-based rate-making mechanism that would determine most of Edison's revenue (excluding fuel) from 1996-2000. The filing proposed a revenue-indexing formula that would combine operating expenses and capital-related costs into a single index. In July 1994, the CPUC ordered Edison to divide its performance-based rate-making application into two phases - transmission and distribution, and power generation. Hearings concluded in December 1994 for the transmission and distribution phase and a decision is expected by year-end. Edison expects to file its proposal for the power generation phase after the CPUC issues its final decision on industry restructuring (see Competitive Environment).

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

Since April 1994, the CPUC has been considering its proposal for restructuring California's electric utility industry, seeking to lower energy prices and provide customers with a choice of generation providers. As part of these proceedings, Edison filed a proposal with the CPUC in November 1994 recommending implementation of a competition transition charge (CTC), beginning in 1998, as a mechanism to allow for full recovery of generation-related utility investments and obligations incurred to serve customers under the existing regulatory framework. In its filing, Edison estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on an assumed 1998 market price of 4 cents per kilowatt-hour. The potential transition costs are comprised of: $4.9 billion from qualifying facility contracts, which are the direct result of legislative and regulatory mandates; $600 million from costs pertaining to certain generating plants; and $3.8 billion from regulatory commitments consisting of costs incurred to provide service to customers whose recovery has been deferred. Such commitments include the recovery of income-tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including San Onofre Unit 1, as discussed in the Nuclear section of Note 1, and San Onofre Units 2 and 3, as discussed in the 1995 General Rate Case Proposed Settlement Agreement in Note 2), nuclear decommissioning and certain other costs. At September 30, 1995, these commitments included recorded generation-related regulatory assets of approximately $1.2 billion, primarily for the recovery of income-tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

On May 24, 1995, the CPUC issued for public comment two policy proposals that recommend moving to a restructured competitive electric industry
<page 29>
within two years. Although the proposals differ, both generally endorse recovery of costs incurred under prior regulatory rules. The majority's proposal, supported by three of the four commissioners, recommends deregulation of electric generation through a power pool mechanism. The alternate proposal recommends deregulation of electric generation through individual customer agreements with power producers. This proposal would also require the immediate sale or spin-off of all utility owned generation facilities, and may only allow utilities to recover 90% of costs incurred under prior regulatory rules. Edison supports the majority proposal as it believes this proposal would be more successful at achieving CPUC goals set in April 1994 for a restructured electric industry in California.

On September 11, 1995, Edison and a broad coalition of electricity customers and independent power producers submitted a joint recommendation to the CPUC which would modify and refine the CPUC's two policy proposals. Key provisions of the joint recommendation include: an independent system operator to schedule and dispatch statewide electricity; a separate power exchange to manage supply and demand through an economic auction; five-year phase-in of direct customer access; a non-bypassable transition charge to recover past regulatory commitments; and, a separate charge for funding the state's social and environmental programs during the transition period. Hearings were held on the joint recommendation in September 1995 and a final CPUC decision on industry restructuring is expected by year-end; however, the state legislature has requested the CPUC to withhold implementation of any restructuring plan until its impact can be evaluated by the legislature and governor.

Edison is engaged in an ongoing analysis of the effect of industry restructuring on its internal corporate structure. In addition, Edison is seeking to enhance its competitive position by cutting costs and increasing productivity, and by developing new revenue sources.

FERC Restructuring Proposal

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open transmission access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open access. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. Edison supports the FERC's proposal and filed comments in August 1995. A final FERC decision is expected in mid-1996.

Financial Impact of Restructuring Proposals

Edison currently applies accounting standards that recognize the economic effects of rate regulation. As a result of applying these standards, Edison had recorded net regulatory assets of approximately $2.4 billion at September 30, 1995, which includes generation-related regulatory assets of $1.2 billion. Effective January 1996, a new accounting standard will impose stricter criteria for the retention of regulatory-created assets. Under this standard, Edison must be able to conclude that regulatory assets continue to be probable of recovery. Currently, a conclusion that such assets are not probable of loss is required. Accordingly, if rate recovery of generation-related costs does not continue to be probable, whether due to competition or regulatory action, regulatory accounting standards may no longer apply to Edison's generation operations and the $1.2 billion ($700 million after-tax) in recorded generation-related regulatory assets would be a non-cash charge against earnings. Additionally, Edison may have write-offs associated with its potential transition costs if all or a portion of these costs are not recovered through a CTC or other mechanism. Until the CPUC issues a final policy decision specifying definitive procedures to identify, value, calculate, allocate and recover transition costs, Edison cannot predict the effect, if any, on its results of operations.

CPUC-MANDATED POWER CONTRACTS

In 1994, the CPUC ordered the California utilities to proceed with an energy auction to solicit bids for new contracts with unregulated power producers. This decision would have forced Edison to purchase 686 MW of new power at fixed prices starting in 1997, costing Edison customers $14 billion over the lives of the contracts. Edison had requested the CPUC to reconsider its decision as it has no need for additional generating capacity until at least 2005. Furthermore, Edison believes the contracts would increase customer rates and the decision is inconsistent with the CPUC's restructuring goal to ultimately lower rates. Edison negotiated agreements, at substantially lower costs than those mandated by auction, with seven unregulated power producers, representing 627 MW of the 686 MW mandated. These agreements, which are subject to CPUC approval, would save Edison customers about 80% of anticipated overpayments compared with the mandated contracts. In January 1995, Edison appealed the CPUC decision to the FERC. In February 1995, the FERC ruled that the CPUC violated the federal Public Utility Regulatory Policies Act and FERC regulations because the CPUC did not consider all potential sources of capacity in reaching its avoided cost determination. On July 5, 1995, the CPUC issued a ruling supporting resolution of the energy auction through negotiated settlements and set criteria to be used to evaluate the settlements. Edison is currently evaluating these criteria to determine the impact on its existing settlement agreements and ongoing settlement negotiations.

ENVIRONMENTAL PROTECTION

Edison is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

Edison records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site. Unless there is a probable amount, Edison records the lower end of this reasonably likely range of costs (see Note 10 to Consolidated Financial Statements).

At September 30, 1995, Edison's recorded estimated minimum liability to remediate its 58 identified sites was $114 million, compared with $74 million at September 30, 1994. The increase resulted primarily from revised estimates for a former pole-treating facility. The ultimate costs to clean up Edison's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to Edison among a range of reasonably possible outcomes.

The CPUC allows Edison to recover environmental-cleanup costs at 24 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (Edison may request to include additional sites). Under this mechanism, Edison will recover 90% of cleanup costs through customer rates; shareholders fund this remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. Edison has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at Edison's remaining 34 sites are expected to be recovered through customer rates.
<page 31>
Edison has filed a request with the CPUC to add 11 of these sites ($12 million) to the incentive mechanism. Edison has recorded regulatory assets of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

Edison's identified sites include several sites for which there is a lack of currently available information including the nature and magnitude of contamination, and the extent, if any, that Edison may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

Edison expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve-month period ended September 30, 1995, were $3 million.

One of Edison's sites is a former pole-treating facility, which is considered a federal Superfund site and represents 71% of Edison's recorded liability. Remedial actions to clean up soil and ground-water contamination that occurred during pole-treating operations (1925-1980) are expected to continue at this site for 30 years. Rate recovery of environmental-cleanup costs for this site is authorized by the CPUC through the incentive mechanism (discussed below).

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualified Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Edison in Los Angeles County Superior Court, claiming that Edison underpaid, and continues to underpay, the plaintiffs for energy. Edison denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Mission Energy Company (a subsidiary of SCEcorp). In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. The plaintiffs alleged that the underpayments totaled at least $21,000,000 as of the filing of the amended complaint. In other court filings, plaintiffs contend that the total amount of additional contract payments expected to be owing through the end of the contract term is approximately $60,000,000. As a result of motion practice, the plaintiffs have recently filed a fourth amended complaint which includes all of the previous claims except for the alleged restraint of trade. In addition to seeking compensatory damages and declaratory relief, the fourth amended complaint also seeks unspecified punitive damages and an injunction to enjoin Edison from "future" unfair competition. Trial on the fourth amended complaint is set for March 13, 1996. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through Edison's Energy Cost Adjustment Clause ("ECAC").

Between January 1994 and October 1994, Edison was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege Edison incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, Edison denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to Edison's position that there is only a single, 10-year period of fixed payments. On April 5, 1995, Edison filed a petition seeking writ review of the March 1, 1995, ruling in the California Court of Appeal. On May 3, 1995, the Court of Appeal issued an Order to Show Cause why the March 1 ruling should not be vacated. The matter was heard August 3, 1995, and on August 9, 1995, the Court of Appeal issued its decision vacating the March 1 summary adjudication order and directing the trial court to issue an order denying the summary adjudication motion. A pending summary adjudication motion in the Kern County case has been withdrawn in light of the Court of Appeal decision and an April 22, 1996, trial date has been set in that case. In March 1995, an eighth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases in that court. Edison has responded to the complaint in the new lawsuit by denying its material allegations. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through Edison's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended
<page 33>
December 31, 1994, and Part II, Item 1 of the Quarterly Reports on Form 10-Q for the periods ended March 31, 1995, and June 30, 1995.

Electric and Magnetic Fields ("EMF") Litigation

Edison has been served with two lawsuits, both of which allege, among other things, that certain plaintiffs developed cancer as a result of EMF emitted from Edison facilities in an office building. The lawsuits, filed in Orange County Superior Court and served on Edison in June 1994 and January 1995, request compensatory and punitive damages. Although no specific damage amounts are alleged in the complaints, in subsequent court filings, plaintiffs estimated general and compensatory damages of $8,000,000 and $13,500,000, plus unspecified punitive damages. The same co-defendant in both actions has filed cross-complaints against the other co-defendants, including Edison, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. The case served in June 1994 is set to go to trial on January
8, 1996. The case served in January 1995 is proceeding toward trial but a trial date has not yet been set.

A third case was filed in Orange County Superior Court and served on Edison in March 1995. The complaint seeks compensatory and punitive damages. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from Edison facilities which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5,500,000, plus unspecified punitive damages. This case is set to go to trial on May 20, 1996.

Edison believes that there is no proven scientific basis for the allegation that EMF are hazardous to health and, therefore, believes that the EMF lawsuits described above are without merit.

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994, and Part II, Item 1 of the Quarterly Reports on Form 10-Q for the periods ended March 31, 1995, and June 30, 1995.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with chronic myelogenous leukemia. On July 12, 1994, the engineer and his wife sued Edison, San Diego Gas and Electric Company ("SDG&E") and Combustion Engineering, the manufacturer of the fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs alleged that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records showed that the engineer's exposure to radiation was well below Nuclear Regulatory Commission ("NRC") safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages. The trial began August 3, 1995, and on October 12, 1995, an eight member jury unanimously decided that radiation exposure at San Onofre was not the cause of the leukemia. On October 31, 1995, plaintiffs filed a motion for new trial.

An Edison engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued Edison, SDG&E and Combustion Engineering in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages.
<page 34>
On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. Edison's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the Court ruled in favor of plaintiffs request to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. The trial is set for October 1, 1996.

These matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994, and Part II, Item 1 of the Quarterly Reports on Form 10-Q for the periods ended March 31, 1995, and June 30, 1995.

On July 5, 1995, a former Edison reactor operator employed at San Onofre and his wife sued Edison, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. The former employee subsequently died from his illness. Plaintiffs seek unspecified compensatory and punitive damages. Edison intends to deny the plaintiffs' material allegations. Plaintiffs' counsel has indicated that the complaint will be amended to allege wrongful death.

This matter was previously reported under the heading "San Onofre Personal Injury Litigation" in Part II, Item 1 of the Quarterly Report on Form 10-Q for the period ended June 30, 1995.

On August 31, 1995, the family of a former worker for a contractor at San Onofre, and later a temporary and then a permanent Edison employee at San Onofre, sued Edison, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia, which resulted in his death in 1994, resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plaintiffs seek unspecified compensatory and punitive damages. Edison intends to deny the plaintiffs' material allegations.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against SCEcorp and Edison on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. SCEcorp and Edison have responded by denying the material allegations of the complaint and asserting several affirmative defenses. The Court has ordered that plaintiffs file their motion for class certification no later than December 6, 1995, and that the hearing on that motion be held on March 4, 1996.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of Edison's Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1995, and June 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         23.  Consent of Independent Public Accountants

         27.  Financial Data Schedule

(b)      Reports on Form 8-K:

         August 15, 1995    --            Item 5--Other Events--
                                          Proposed Restructuring of
                                          California Utility Industry

         September 20, 1995 --            Item 5--Other Events--
                                          Industry Restructuring
                                          Proposed General Rate
                                          Case Decision

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

                                           SOUTHERN CALIFORNIA EDISON COMPANY
                                                                   (Registrant)



                                           By            R. K. BUSHEY
                                             ----------------------------------
                                                         R. K. BUSHEY
                                                Vice President and Controller



                                           By           W. J. SCILACCI
                                             ----------------------------------
                                                        W. J. SCILACCI
                                                     Assistant Treasurer

November 9, 1995
<page 37>