Form 10-K
period 1995-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 1996-03-27
CIK 92103

                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                December 31, 1995
                          --------------------------------------------

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

              Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
           Title of each class                         on which registered
           -------------------                        ---------------------
Capital Stock
      Cumulative Preferred                             American and Pacific
 4.08% Series      4.78% Series
 4.24% Series      5.80% Series
 4.32% Series      7.36% Series


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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 19, 1996, there were 434,888,104 shares of Common Stock outstanding, all of which are held by the registrant's parent holding company. The aggregate market value of registrant's voting stock held by non-affiliates was approximately $502,723,478 on or about
March 19, 1996, based upon prices reported by the American Stock Exchange. The market values of the various classes of voting stock held by non-affiliates were as follows: CUMULATIVE PREFERRED STOCK
$222,723,478; $100 CUMULATIVE PREFERRED STOCK $280,000,000.
The market values for the $100 Cumulative Preferred Stock, which are unlisted, were obtained from broker quotes.

                              DOCUMENTS INCORPORATED BY REFERENCE


  Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.
(1)  Designated portions of the Annual Report to Shareholders for the
     year ended December 31, 1995                        Parts I, II and IV
(2)  Designated portions of the Joint Proxy Statement
     relating to  registrant's 1996 Annual Meeting
     of Shareholders                                     Part III

                                       TABLE OF CONTENTS



Item                                                                    Page
----                                                                    ----


                                            Part I

  1.   Business                                                           1
          Competitive Environment                                         1
          Regulation                                                      3
          Rate Matters                                                    4
          Fuel Supply and Purchased Power Costs                           7
          Environmental Matters                                           8
  2.   Properties                                                         11
          Existing Generating Facilities                                  11
          El Paso Electric Company ("El Paso") Bankruptcy                 12
          Construction Program and Capital Expenditures                   13
          Nuclear Power Matters                                           13
  3.   Legal Proceedings                                                  15
          QF Litigation                                                   15
          Environmental Litigation                                        16
          San Onofre Personal Injury Litigation                           17
          Employment Discrimination Litigation                            18
  4.   Submission of Matters to a Vote of Security Holders                19

       Executive Officers of the Registrant                               19

                                            Part II

  5.   Market for Registrant's Common Equity and Related
       Stockholder Matters                                                22
  6.   Selected Financial Data                                            22
  7.   Management's Discussion and Analysis of Results of
       Operations and Financial Condition                                 22
  8.   Financial Statements and Supplementary Data                        22
  9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                                22

                                           Part III

 10.   Directors and Executive Officers of the Registrant                 23
 11.   Executive Compensation                                             23
 12.   Security Ownership of Certain Beneficial
       Owners and Management                                              23
 13.   Certain Relationships and Related Transactions                     23

                                            Part IV

 14.   Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K                                                23
       Report of Independent Public Accountants on
       Supplemental Schedule                                              25
       Supplemental Schedule                                              26
       Signatures                                                         29
       Exhibit Index                                                      30

                                            PART I

Item 1.  Business

Southern California Edison Company ("SCE") was incorporated under California law in 1909. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of central and southern California, excluding the City of Los Angeles and certain other cities. This area includes some 800 cities and communities and a population of more than 11 million people. SCE had an average of 15,490 full-time employees during 1995. During 1995, 38% of SCE's total operating revenue was derived from commercial customers, 37% from residential customers, 12% from industrial customers, 8% from public authorities, 4% from agricultural and other customers and 1% from resale customers. SCE comprises the major portion of the assets and revenue of Edison International, formerly SCEcorp, its parent holding company.

On March 22, 1996, SCE announced a voluntary early retirement program for full-time, non-union employees. SCE will record a charge of approximately $65,000,000 (pretax) against second quarter earnings to reflect the costs of this program. SCE expects to offset these costs with savings from the retirement program within a year. SCE is taking this action in response to the CPUC's 1995 General Rate Case decision and industry restructuring order, which make adjustments within its workforce inevitable. SCE designed the voluntary retirement plan as the best approach for meeting workforce needs, while maintaining commitments to customer service, system reliability and employee safety. To meet these staffing requirements, SCE will determine the number of employees in critical business functions who can accept the retirement offer. SCE anticipates negotiating a program for represented employees with its four labor unions later this year.

                                    Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers, and regulators are restructuring California's electric utility regulation.

On December 20, 1995, the California Public Utilities Commission ("CPUC") issued its decision on restructuring California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer choice. The transition to a competitive electric market would begin January 1, 1998, with all consumers participating by 2003. Key elements of the decision are: creation of an independent power exchange; creation of an independent system operator; implementation of greater customer choice; transition cost recovery by the utilities; and CPUC-established incentives to encourage utilities to voluntarily divest at least 50% of their fossil-fueled units within their service territory to address market power issues. On March 19, 1996, SCE filed its voluntary divestiture plans proposing the auction of 50% of its fossil-fueled units within its service territory, subject to certain conditions, including assured recovery of various costs. Also, under the decision the CPUC would regulate the rates, terms and conditions of utility services not subject to competition using Performance Based Ratemaking ("PBR") instead of cost-of-service regulation.

The independent power exchange, which would manage supply and demand through an economic auction, will be under Federal Energy and Regulatory Commission ("FERC") jurisdiction. Purchasing from and selling to the power exchange during the transition period, which runs for five years from the creation of the independent power exchange, will be mandatory for California's investor-owned utilities, while others can voluntarily participate. The independent system operator would have operational control of the utilities' transmission facilities and, therefore, would control the scheduling and dispatch of all electricity on the state's power grid.

The new market structure would provide three avenues of customer choice. The first involves a continuation of utility-tariffed rates with customers choosing a monthly average rate or hourly time-of-use rates, which allows customers with specialized meters to access pricing information and alter their consumption accordingly. The second avenue involves customers continuing with utility-tariffed rates and entering into "contracts for differences" which manage risks associated with the market clearing prices published by the power exchange. The last avenue involves customers negotiating directly with generation providers and then arranging for transmission of the power with the transmission system operator (direct access).

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable competition transition charge ("CTC"). This charge would apply to all customers who currently use utility services or begin utility service after the restructuring decision is effective. SCE estimates its potential transition costs, through 2025 to be approximately $9.3 billion (net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of $4.9 billion from SCE's qualifying facility ("QF") contracts, which are the direct result of legislative and regulatory mandates; and $4.4 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has
been deferred by the CPUC) to provide service to customers.   Such
commitments include the recovery of income-tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including San Onofre Nuclear Generating Station ("San Onofre") Unit 1 and San Onofre Units 2 and 3 as discussed below under "1995 General Rate Case"), nuclear decommissioning and certain other costs. The undepreciated book value of a utility's generation plant will be calculated on the amount in ratebase as of the decision date. Further, adverse financial consequences could result if an ambiguity in the CPUC's restructuring decision, as to recovery of capital expenditures made to SCE's fossil generation units in 1996 and beyond during the calculation of CTC, is not eliminated. SCE believes that recovery of such capital expenditures is consistent with the intent of the restructuring decision and has asked the CPUC to clarify the decision. If these efforts at clarification, consistent with the decision's intent, are unsuccessful then SCE estimates the effect would be to reduce 1996 earnings by more than $50,000,000 (before taxes), based on SCE's 1996 capital budget for its fossil generation units.

Because the restructuring of California's electric industry has widespread impact and the market structure requires the participation and oversight of the FERC, the CPUC has said it will seek to build a California consensus involving the legislature, governor, public and municipal utilities, and customers. FERC approval will be sought in a filing to be made on April 29, 1996, and both agencies would need to move forward to implement the new market structure. In addition, the CPUC plans to prepare an environmental impact report, which impacts when the CPUC proceeds with implementation of its decision. If the CPUC's restructuring decision is upheld and implemented as outlined in the restructuring decision, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial condition during the transition period.

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At December 31, 1995, these amounts totaled $1.4 billion (excluding balancing account overcollections of $237,000,000 to be refunded to customers in June 1996), primarily for the recovery of income-tax benefits previously flowed-through to customers, the Palo Verde Nuclear Generating Station ("Palo Verde") phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the assets' physical useful life. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC not being probable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial condition.

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open transmission access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open access. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred to provide service to customers that would subsequently become unbundled wholesale transmission
service customers of the utility.   SCE supports the basic principles in
the FERC's proposal and filed comments in August 1995. A final FERC decision is expected in mid-1996.

                                          Regulation

SCE's retail operations are subject to regulation by the CPUC. The CPUC has the authority to regulate, among other things, retail rates, issuances of securities and accounting practices. SCE's wholesale operations are subject to regulation by the FERC. The FERC has the authority to regulate wholesale rates as well as other matters, including transmission service pricing, accounting practices and licensing of hydroelectric projects.

SCE is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC") with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning and siting of SCE's power plants within California are subject to the jurisdiction of the California Energy Commission and the CPUC. SCE is subject to rules and regulations of the California Air Resources Board and local air pollution control districts with respect to the emission of pollutants into the atmosphere, the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes. SCE is also subject to regulation by the U.S. Environmental Protection Agency ("EPA"), which administers certain federal statutes relating to environmental matters. Other federal, state and local laws and regulations relating to environmental protection, land use and water rights also affect SCE.

The California Coastal Commission has continuing jurisdiction over the coastal permit for San Onofre Units 2 and 3. Although the units are operating, the permit's mitigation requirements have not yet been fulfilled. California Coastal Commission jurisdiction may continue for several years due to implementation and oversight of permit mitigation conditions, including restoration of wetlands and construction of an artificial reef for kelp.

The Department of Energy has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, solar energy development, power plant fuel use and disposal, coal conversion, electric sales for export, public utility regulatory policy and natural gas pricing.

                                         Rate Matters

CPUC Retail Ratemaking

The rates for electricity provided by SCE to its retail customers comprise several major components established by the CPUC to compensate SCE for basic business and operational costs, fuel and purchased power costs, and the costs of adding major new facilities.

Basic business and operational costs are recovered through base rates, which are determined in general rate case proceedings held before the CPUC every three years. CPUC decisions on SCE's PBR proposals (discussed below) and the ongoing electric industry restructuring (discussed above) could affect the need for future general rate case proceedings. During a general rate case, the CPUC critically reviews SCE's operations and general costs to provide service (excluding energy costs and, in certain instances, major plant additions). The CPUC then determines the revenue requirement to cover those costs, including items such as depreciation, taxes, operation, maintenance, and administrative and general expenses. The revenue requirement is forecasted on the basis of a specified test year. Following the revenue requirement phase of a general rate case, SCE and the CPUC proceed to a rate design phase which allocates revenue requirements and establishes rate levels for customers.

SCE filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision, as discussed above, requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. On January 19, 1996, SCE requested the CPUC approve its PBR as filed. SCE expects to file a proposal for the generation PBR mechanism phase in July 1996 which complies with the restructuring decision.

SCE's fuel, purchased-power and energy-related costs of providing electric service are recovered through a balancing account mechanism called the Energy Cost Adjustment Clause ("ECAC"). Under the ECAC balancing account procedure, actual fuel, purchased power and energy-related revenue and costs are compared and the difference is recorded as either an undercollection or overcollection. The amount recorded in the balancing account is periodically amortized through rate changes which return overcollections to customers by reducing rates or collect undercollections
from customers by increasing rates.   The costs recorded in the ECAC
balancing account are subject to reasonableness reviews by the CPUC. The reasonableness of execution and the ongoing administration of all purchased-power contracts including contracts with QFs is also reviewed in ECAC proceedings by the CPUC. The CPUC has not yet completed its review of all of SCE's energy and fuel related costs for the period April 1, 1990, to the present. Certain incentive provisions are included in the

ECAC that can affect the amount of fuel and energy-related costs actually recovered. SCE is required to make an ECAC filing for each calendar year, and must also make a second filing for a mid-year adjustment if it would result in an ECAC rate change exceeding 5% of total annual revenue.

For SCE's interest in the three units of Palo Verde, the CPUC authorized a 10-year rate phase-in plan which deferred collection of $200,000,000 of investment-related revenue during the first four years of operation for each of the three units, commencing on their respective commercial operation dates. Revenue collection deferred for each unit under the plan for years one through four was $80,000,000, $60,000,000, $40,000,000 and
$20,000,000, respectively. The deferrals and related interest are being recovered evenly over the final six years of each unit's phase-in plan. The plans end in 1996 for Units 1 and 2, and in 1998 for Unit 3.

The CPUC has also adopted a Nuclear Unit Incentive Procedure ("NUIP") which provides for a sharing of additional energy costs or savings between SCE and its ratepayers when operation of any of the units of San Onofre or Palo Verde Units is outside a specified range (55% to 80% of each unit's rated capacity). The NUIP ended for San Onofre Units 2 and 3 at the end of fuel cycle number seven which occurred on May 23, 1995 and September 26, 1995, respectively.

The Electric Revenue Adjustment Mechanism reflects the difference between the recorded and authorized level of base rate revenue. The CPUC adopted this mechanism primarily to minimize the effect on earnings of fluctuations in retail kilowatt-hour sales.

1995 General Rate Case ("GRC")

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67,000,000, but decreased 1996 operating revenue by an additional $9,000,000, which includes a decrease of $44,000,000 for operating and maintenance expenses. The decision also rejected the original settlement's proposed new rate mechanism for San Onofre Units 2 and 3. However, the CPUC indicated approval of the general concept of recovery of SCE's remaining investment (approximately $2.7 billion) and operating costs of San Onofre Units 2 and 3 under a new rate mechanism. The decision proposed modifications to the San Onofre Units 2 and 3 portions of the settlement and gave SCE 25 days to accept or reject it.
On February 5, 1996, SCE filed a revised San Onofre Units 2 and 3 proposal under which it accepted the CPUC's proposed modification. Under that proposal, SCE's San Onofre Units 2 and 3 investment will be recovered at a reduced rate of return (7.34% compared to the current 9.55%), over an eight-year period, beginning in the second quarter of 1996. Future operating costs and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, where SCE receives about 4 cents per kilowatt-hour. Profits or losses resulting from cost differences from the incentive price will flow through to shareholders. Beginning in 2004, after SCE's investment is fully recovered, power from San Onofre Units 2 and 3 would be sold at the then-current market prices and ratepayers would receive 50% of the benefits of post-2003 operation. Final approval of the revised San Onofre Units 2 and 3 proposal is pending at the CPUC.

Energy Cost Adjustment Clause ("ECAC")

A CPUC decision related to SCE's 1996 authorized revenue for fuel and purchased power was issued on February 23, 1996. At issue was the treatment of a $237,000,000 overcollection in ECAC. The CPUC ordered a one-time credit applied to customer bills in 1996. SCE's 1996 CPUC-authorized revenue, including the effects of other rate actions, will be reduced by $338,000,000, or 4.4%, and SCE is required to credit customer bills in June 1996 to refund the $237,000,000 overcollection referred to above. The reduction in authorized revenue resulting from the

$237,000,000 refund will not impact 1996 earnings as these costs receive balancing account treatment; however, cash flows in 1996 will be affected. SCE believes it will have sufficient liquidity for the 1996 refund from cash provided by operating activities, projected investment balances and available lines of credit.

1992 Annual ECAC Application

SCE filed its testimony in the QF reasonableness phase of SCE's 1992 ECAC proceeding on September 1, 1992. On January 16, 1996, the CPUC's Division of Ratepayer Advocates ("DRA") released its report on QF reasonableness for both the 1992 record period and as to issues that had been reserved from the 1991 ECAC proceeding. The report recommends: (1) disallowances of $8,678,458 for the 1992 record period and $8,039,177 for the 1991 record period attributable to alleged deficiencies in how SCE administers the firm capacity payment provisions in its agreements with QFs; and (2) an as-yet-to-be-determined disallowance regarding QF sales of energy and as-available capacity that exceed the nameplate ratings specified by the QF in Interim Standard Offer No. 4 contracts and negotiated contracts containing similar payment provisions (the DRA indicates it has not yet received the data necessary to calculate the overpayments). The report requests that such disallowances be assessed on a continuing basis until SCE ends its challenged practices in these areas. No schedule has been set for further testimony or hearings on these issues.

1994 Annual ECAC Application

SCE filed its testimony in the non-QF phase of SCE's 1994 ECAC proceeding on May 27, 1994. On May 23, 1995, the DRA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13,300,000 for excessive costs incurred from November 1993 through March 1994 associated with the SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding the SCE Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs procured under these contracts be reviewed on a yearly basis. SCE filed rebuttal testimony in December 1995 and DRA will file its rebuttal testimony in April 1996. SCE will then file its rebuttal testimony in May 1996 prior to hearings which are scheduled in June and July 1996.

CPUC-Mandated Power Contracts

In 1994, the CPUC ordered the California utilities to proceed with an energy auction to solicit bids for new contracts with unregulated power producers. This decision would have forced SCE to purchase 686 MW of new power at fixed prices starting in 1997, costing SCE customers $14 billion over the lives of the contracts. SCE negotiated agreements, at substantially lower costs than those mandated by auction, with eight unregulated power producers, representing 648 MW of the 686 MW mandated. These agreements, which are subject to CPUC approval, would save SCE customers about 85% of anticipated overpayments compared with the mandated contracts. After extensive review by the CPUC and the FERC, the CPUC issued a ruling supporting resolution of the energy auction through negotiated settlements and set criteria to be used to evaluate the settlements. SCE has evaluated the impact of these criteria on its existing settlement agreements and, upon conclusion of settlement negotiations with the remaining parties, will file an application requesting CPUC approval (expected in 1996).

Mohave Order Instituting Investigation

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. On December 22, 1995, SCE and the DRA filed a $38,000,000 settlement agreement subject to CPUC approval. This agreement has been fully reflected in the financial statements.

                             Fuel Supply and Purchased Power Costs

Fuel and purchased-power costs were approximately $3.2 billion in 1995, a 6% decrease from 1994.

SCE's sources of energy during 1995 were: purchased power 41%; natural gas 20%; nuclear 18%; coal 13%; and hydro 8%.

Average fuel costs, expressed in cents per kilowatt-hour, for the year ended December 31, 1995, were: oil, 7.110 cents; natural gas, 2.192 cents; nuclear, 0.460 cents; and coal, 1.235 cents.

Natural Gas Supply

Twelve of SCE's major steam electric generating plants are designed to burn oil or natural gas as the primary boiler fuel. In 1990, SCE adopted an all-gas strategy to comply with air quality goals by eliminating burning oil in all but very extreme conditions. In August 1991, the CPUC adopted regulations which made SCE fully responsible for all natural gas procurement activities previously performed by local distribution companies.

To implement its all-gas strategy, SCE acquired a balanced portfolio of gas supply and transportation arrangements. Traditionally, natural gas needs in southern California were met from gas production in the southwest region of the country. To diversify its gas supply, SCE entered into four 15-year natural gas supply agreements with major producers in western Canada. These contracts, totaling 200,000,000 cubic feet per day, have market-sensitive pricing arrangements. This represents about 40% of SCE's current average annual supply needs. The rest of SCE's gas supply is acquired under short-term contracts from Texas, New Mexico and the Rocky Mountain region.

Firm transportation arrangements provide the necessary long-term reliability for supply deliverability. To transport Canadian supplies, SCE contracted for 200,000,000 cubic feet per day of firm transportation arrangements on the Pacific Gas Transmission and Pacific Gas & Electric Expansion Project connecting southern California to the low-cost gas producing regions of western Canada. SCE has a 30-year commitment to this project, construction of which was completed in late 1993. In addition, SCE has a 15-year commitment with El Paso Natural Gas to transport 200,000,000 cubic feet per day (option to step down to 130,000,000 cubic feet per day in 1997) from the southwestern U.S.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre through the years indicated below:

                                                                                     Units
                                                                                     2 & 3
                                                                                     -----

         Uranium concentrates(1)(2) . . . . . . . . . . . . . . . . . . . . .         1995
         Conversion(2). . . . . . . . . . . . . . . . . . . . . . . . . . . .         1995
         Enrichment(2). . . . . . . . . . . . . . . . . . . . . . . . . . . .         1998
         Fabrication. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2000
         Spent fuel storage(3). . . . . . . . . . . . . . . . . . . . . . . .    2006/2006

_______________
(1) Assumes the San Onofre participants meet their supply obligations in a timely manner.

(2) SCE is in the process of negotiating uranium, conversion, and enrichment contracts which will cover a majority of the San Onofre requirements through 2003.

(3) Assumes full utilization of expanded on-site storage capacity and normal operation of the units, including interpool transfers and maintaining full-core reserve. To supplement existing spent fuel storage, a contingency plan is being developed to construct additional on-site storage capacity with initial operation scheduled for no later than 2002. The Nuclear Waste Policy Act of 1982 requires that the DOE provide for the disposal of utility spent nuclear fuel beginning in 1998. The DOE has stated that it is unlikely that it will be able to start accepting spent nuclear fuel at its permanent repository before 2010.

Participants in Palo Verde have purchased uranium concentrates sufficient to meet projected requirements through 1997. Independent of arrangements made by other participants, SCE will furnish its share of uranium concentrates requirements through at least 1996 from existing contracts. Contracts cover requirements to provide conversion and fabrication through 2000, and enrichment through 2002.

Palo Verde on-site spent fuel storage capacity will accommodate needs through 1999 while maintaining full-core reserve. Planned modifications will extend storage capacities with full-core reserve through 2005 for Units 1 and 2 and through 2006 for Unit 3.

                                     Environmental Matters

Legislative and regulatory activities in the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics and nuclear control continue to result in the imposition of numerous restrictions on SCE's operation of existing facilities, on the timing, cost, location, design, construction and operation by SCE of new facilities required to meet its future load requirements, and on the cost of mitigating the effect of past operations on the environment. These activities substantially affect future planning and will continue to require modifications of SCE's existing facilities and operating procedures. SCE is unable to predict the extent to which additional regulations may affect its operations and capital expenditure requirements.

The Clean Air Act provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards. The Clean Air Act was amended in 1990, giving the South Coast Air Quality Management District ("SCAQMD") 20 years to achieve the federal air quality standards for ozone. The SCAQMD's Air Quality Management Plan ("AQMP"), adopted in 1994, demonstrates a commitment to attain the federal ozone air quality standard by 2010. Consistent with the requirements of the AQMP and the Clean Air Act Amendments of 1990 ("CAAA"), the SCAQMD adopted rules to reduce emissions of oxides of nitrogen ("NOx") from combustion turbines, internal combustion engines, industrial coolers and utility boilers. On October 15, 1993, the SCAQMD adopted the Regional Clean Air Incentives Market ("RECLAIM") which replaces most of the previous rule requirements with a market mechanism for NOx emission trading (trading credits). RECLAIM will, however, require SCE to significantly reduce NOx emissions through retrofit or purchase of trading credits on all basin generation by 2003. In Ventura County, a NOx rule was adopted requiring more than an 88% NOx reduction by June 1996 at all utility boilers. SCE expects to spend a total of approximately $290,000,000 in capital expenditures by 2001 to meet these requirements.

The CAAA does not require any significant additional emissions control expenditures that are identifiable at this time. The amendments call for a five-year study of the sources and causes of regional haze in the southwestern U.S. Also, the EPA and SCE will conclude a cooperative tracer study of SO2 emissions from the Mohave plant in late 1996 or early 1997. This study is evaluating potential impact from Mohave emissions on haze within Grand Canyon National Park. The extent to which these studies may require sulfur dioxide emissions reductions at the Mohave plant is not known. The acid rain provisions of the amended Clean Air Act also put an annual limit on sulfur dioxide emissions allowed from power plants. SCE has received more sulfur dioxide allowances than it requires for its projected operations. As a result of a petition by Mohave County in the State of Arizona, the Nevada Department of Environmental Protection ("NDEP") studied the impact of the plume from the Mohave plant on the Mohave area air quality. The regulatory outcome required SCE to meet a new lower opacity limit in early 1994. The NDEP reviewed SCE's performance relative to the opacity limit again in 1995 and determined to retain the current standard. Until more definitive information on tracer study results are available, SCE expects to meet all the present regulations through improved operations at the plant.

The CAAA also requires the EPA to carry out a three-year study of risk to public health from emissions of toxic air contaminants from power plants, and to regulate such emissions only if required. The study has not been completed to date.

Regulations under the Clean Water Act require permits for the discharge of certain pollutants into waters of the U.S. Under this act, the EPA issues effluent limitation guidelines, pretreatment standards and new source performance standards for the control of certain pollutants.
Individual states may impose even more stringent limitations.   In order
to comply with guidelines and standards applicable to steam electric power plants, SCE incurs additional expenses and capital expenditures. SCE presently has discharge permits for all applicable facilities.

The Safe Drinking Water and Toxic Enforcement Act prohibits the exposure to individuals of chemicals known to the State of California to cause cancer or reproductive harm and the discharge of such listed chemicals into potential sources of drinking water. Additional chemicals are continuously being put on the state's list, requiring constant monitoring by SCE.

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

SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).
While SCE has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

SCE's recorded estimated minimum liability to remediate its 58 identified sites was $114,000,000, at December 31, 1995, and 1994. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215,000,000. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $90,000,000 of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. SCE has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at the remaining 34 sites are expected to be recovered through customer rates. SCE has filed a request with the CPUC to add 11 of these sites ($6,000,000 in estimated minimum liability) to the incentive mechanism. SCE has recorded a regulatory asset of $104,000,000 for its estimated minimum environmental cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information including, the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4,000,000 to $8,000,000. Recorded costs for 1995 were $3,000,000.

Based on currently available information, SCE believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial condition. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

SCE's total capital expenditures for environmental protection for the years 1996 through 2000 are projected to be $1.2 billion. These expenditures are mainly for placing overhead distribution lines underground and reducing nitrogen oxides emissions from gas-fired generators.

Item 2.  Properties

                                Existing Generating Facilities

SCE owns and operates 12 oil- and gas-fueled electric generating plants, one diesel-fueled generating plant, 38 hydroelectric plants and an undivided 75.05% interest (1,614 MW net) in Units 2 and 3 at San Onofre. These plants are located in central and southern California. Palo Verde (15.8% SCE-owned, 579 MW net) is located near Phoenix, Arizona. SCE owns a 48% undivided interest (754 MW) in Units 4 and 5 at the Four Corners Generating Station ("Four Corners Project"), a coal-fueled steam electric generating plant in New Mexico. Palo Verde and the Four Corners Project are operated by other utilities. SCE operates and owns a 56% undivided interest (885 MW) in Mohave, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1995, the existing SCE-owned generating capacity (summer effective rating) was comprised of approximately 65% gas, 15% nuclear, 11% coal, 8% hydroelectric and 1% oil.

San Onofre, the Four Corners Project, certain of SCE's substations and portions of its transmission, distribution and communication systems are located on lands of the United States or others under (with minor exceptions) licenses, permits, easements or leases or on public streets or highways pursuant to franchises. Certain of such documents obligate SCE, under specified circumstances and at its expense, to relocate transmission, distribution and communication facilities located on lands owned or controlled by federal, state or local governments.

With certain exceptions, major and certain minor hydroelectric projects with related reservoirs, currently having an effective operating capacity of 1,156 MW and located in whole or in part on lands of the U.S., are owned and operated by SCE under governmental licenses which expire at various times between 1996 and 2024. Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire the project upon payment of specified compensation.
When existing licenses expire, FERC has the authority to issue new licenses to third parties, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. Any new licenses issued to SCE are expected to be issued under terms and conditions less favorable than those of the expired licenses. SCE's applications for the relicensing of certain hydroelectric projects referred to above with an aggregate effective operating capacity of 95.9 MW are pending. Annual licenses issued for all SCE projects, whose licenses have expired and are undergoing relicensing, will be renewed until the new licenses are issued.

In 1995, SCE's peak demand was 17,548 MW, set on August 30, 1995. Total area system operating capacity of 21,603 MW was available to SCE at the time of the 1995 peak. SCE's record peak demand of 18,413 MW occurred on August 17, 1992.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds ("Trust Indenture"), of which approximately $4.1 billion principal amount was outstanding at December 31, 1995. Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affects SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in the Four Corners Project and the related easement and lease referred to below may be so considered.

SCE's rights in the Four Corners Project, which is located on land of The Navajo Nation of Indians under an easement from the United States and a lease from The Navajo Nation, may be subject to possible defects. These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and The Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against The Navajo Nation without Congressional consent, possible impairment or termination under certain circumstances of the easement and lease by The Navajo Nation, Congress or the Secretary of the Interior and the possible invalidity of the Trust Indenture lien against SCE's interest in the easement, lease and improvements on the Four Corners Project.

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

On August 27, 1993, El Paso filed an Amended Plan of Reorganization and Disclosure Statement ("Amended Plan") that was contingent on a merger in which El Paso would have become a wholly-owned subsidiary of Central and South West Corporation ("CSW").

On November 19, 1993, the bankruptcy court approved a Cure and Assumption Agreement among El Paso and the Palo Verde Participants, in which El Paso shall (i) assume the Participation Agreement on the date the Amended Plan becomes effective, and (ii) cure its pre-petition default on the date the court approves the Order Confirming El Paso's Amended Plan. On December 8, 1993, the bankruptcy court confirmed El Paso's Amended Plan and subsequently, El Paso cured its pre-petition default.

On June 9, 1995, CSW notified El Paso and the Bankruptcy Court that the Merger Agreement by and among El Paso and CSW was terminated and the Amended Plan is revoked. In its notification, CSW stated as a basis for its action, the fact that a number of closing conditions were not fulfilled and certain material breaches had not been cured.

Subsequently, El Paso filed a consensual Fourth Amended Stand Alone Plan of Reorganization, dated October 27, 1995. This Plan modifies the Fourth Amended Stand Alone Plan of Reorganization initially filed by El Paso on September 29, 1995. The Fourth Amended Plan proposes, among other things,
(i) rejection of the El Paso leases and reacquisition by El Paso of the Palo Verde interests represented by the leases, and (ii) El Paso's assumption of the Four Corners Operating Agreement and the Arizona Nuclear

Power Project Participation Agreement. The Fourth Amended Plan was confirmed on January 9, 1996, in the U.S. Bankruptcy Court for the Western District of Texas. El Paso emerged from bankruptcy when the Fourth Amended Plan became effective on February 12, 1996.

                         Construction Program and Capital Expenditures

Cash required by SCE for its capital expenditures totaled $773,000,000 in 1995, $982,000,000 in 1994 and $1.04 billion in 1993. Construction expenditures for the 1996-2000 period are forecasted at $3.5 billion. These estimates assume clarification of the ambiguity in the restructuring structure decision as to capital expenditures for fossil generation.

In addition to cash required for construction expenditures for the next five years as discussed above, $1.4 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCE's estimates of cash available for operations for the five years through 2000 assume, among other things, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. SCE's estimates and underlying assumptions are subject to continuous review and periodic revision.

The timing, type and amount of all additional long-term financing are also influenced by market conditions, rate relief and other factors, including limitations imposed by SCE's Articles of Incorporation and Trust
Indenture.

                                     Nuclear Power Matters

SCE's nuclear facilities have been reliable sources of inexpensive, non-polluting power for SCE's customers for more than a decade. Throughout the operating life of these facilities, SCE's customers have supported the revenue requirements of SCE's capital investment in these facilities and for their incremental costs through traditional cost-of-service ratemaking.

As discovered above, on January 10, 1996, the CPUC issued its decision for SCE's Test Year 1995 GRC. The CPUC rejected the settlement agreement in its original form, but proposed modifications to certain terms and granted SCE the opportunity to accept the settlement agreement with the proposed modifications. The CPUC gave SCE 25 days to prepare a detailed proposal consistent with the policy adopted in its Decision. On February 5, 1996, SCE filed a revised San Onofre Unit 2 and 3 proposal in which it accepted the modifications to certain settlement agreement terms as proposed by the CPUC. Under this Proposal, SCE would recover its remaining investment in San Onofre Units 2 and 3 at a reduced rate of return (7.34% compared to the current 9.55%), but on an accelerated basis during the eight-year period from the effective date in 1996 through December 31, 2003. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 would be superseded by incremental cost incentive pricing, in which SCE's customers would pay a preset price for each kilowatt-hour of energy generated at San Onofre during the eight-year period. SCE would be compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 only with revenues earned through the incremental cost incentive pricing. However, SCE would also retain the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre is not generating power through future ECAC filings. SCE would also continue to collect funds for decommissioning expenses through traditional ratemaking treatment. In addition, SCE would continue to receive traditional cost-of-service ratemaking for its share of Palo Verde Units 1, 2, and 3. Intervenors filed comments on February 20, 1996, and a final CPUC decision is expected May 1, 1996.

In the restructuring decision, the CPUC ordered SCE to file an application by March 29, 1996, requesting a new rate mechanism for its share of the Palo Verde units to be effective January 1, 1997. On February 29, 1996, SCE filed its Palo Verde proposal application requesting adoption of a new rate mechanism for Palo Verde consistent with the San Onofre Units 2 and 3 rate mechanism.

SCE cannot predict what other effects, if any, legislative or regulatory actions may have upon it or upon the future operation of the San Onofre or Palo Verde units, or the extent of any additional costs it may incur as a result thereof, except for those that follow.

San Onofre Unit 1

In August 1992, the CPUC approved a settlement agreement between SCE and the CPUC's DRA to discontinue operation of San Onofre Unit 1 at the end of its then-current fuel cycle because operation of the unit was no longer cost-effective. As part of the agreement, SCE will recover its investment, earning an 8.98% rate of return on rate base, by August 1996. In November 1992, SCE discontinued operation of San Onofre Unit 1.

Palo Verde Nuclear Generating Station

On March 14, 1993, Arizona Public Service Company ("APS"), the operating agent for Palo Verde, manually shut down Unit 2 as a result of a steam generator tube leak. Unit 2 remained shut down and began its scheduled refueling outage on March 19, 1993.

APS performed an extensive inspection of the Unit 2 steam generators prior to the unit's return to service on September 1, 1993. APS determined that intergranular attack/intergranular stress corrosion cracking was a major contributor to the tube leak. Subsequent inspections have revealed similar, though less severe, corrosion in the Unit 1 and Unit 3 steam generators. APS has taken, and indicates it will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units.

Based on latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the 40 year licensed operating life of those units, although APS continues to monitor the situation. APS has disclosed that it believes it will be economically desirable to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS has indicated to the participants that it believes that replacement of the Unit 2 steam generators would cost between $100,000,000 and $150,000,000. SCE estimates that this cost could be higher, such that its share of this cost would be between $16,000,000 and $30,000,000, plus replacement power costs. Unanimous approval of the Palo Verde participants is required for capital improvements, including steam generator replacement. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

Nuclear Facility Decommissioning

SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the NRC. Decommissioning is estimated to cost $1.8 billion in current-year dollars based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial and other costs. The site specific studies are updated approximately every three years. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. Currently, San Onofre Unit 1, which shut down in 1992, is expected to be stored until decommissioning begins at the other San Onofre units.

SCE is currently collecting $104,381,000 annually in rates for its share of decommissioning costs for San Onofre Units 1, 2, and 3, and Palo Verde Units 1, 2, and 3. As of December 31, 1995, SCE's decommissioning trust funds totaled approximately $1.260 billion (market value).

Nuclear Facility Depreciation

In October 1994, the CPUC authorized SCE to accelerate recovery of its nuclear plant investments by $75,000,000 per year through 2011, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives. Recovery of the San Onofre nuclear plant investment has been further accelerated by the 1995 GRC decision.

Nuclear Insurance

SCE carries Nuclear Property Insurance well in excess of limits required by Federal law and in amounts determined adequate to protect against losses from damage to its nuclear units and to provide some of its replacement energy costs in the unlikely event of an accident at any of its nuclear units. A description of this insurance is included in Note
10 of "Notes to Consolidated Financial Statements" incorporated herein. Although SCE believes an accident at its nuclear units is extremely unlikely, in the event of an accident, regardless of fault, SCE's insurance coverage might be inadequate to cover the losses to SCE. In addition, such an accident could result in NRC action to suspend operation of the damaged unit. Further, the NRC could suspend operation at SCE's undamaged nuclear units and the CPUC and FERC could deny rate recovery of related costs. Such an accident, therefore, could materially and adversely affect the operations and earnings of SCE.

Item 3.  Legal Proceedings

                                         QF Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against SCE in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which is partially owned by a subsidiary of Edison Mission Energy (a subsidiary of Edison International). In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs allege in the fourth amended complaint that past underpayments have totaled at least $21,000,000. In other court filings, plaintiffs contend that additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60,000,000. Plaintiffs also seek unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition.

After SCE's motion to strike portions of the fourth amended complaint was denied, SCE filed an answer to the fourth amended complaint which denies its material allegations. Trial on the fourth amended complaint is set for May 15 1996. The materiality of a judgment in favor of the plaintiffs would be largely dependent on the extent to which additional payments resulting from such a judgment are recoverable through SCE's ECAC.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, an eighth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first seven. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition of Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. Trial is currently set in the single Kern County Superior Court case for April 22, 1996. In the Los Angeles Superior Court cases, the lead case is set for trial on June 26, 1996, although a motion to consolidate all of the Los Angeles cases for trial is before the court. The materiality of final judgments in favor of the plaintiffs would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through SCE's ECAC.

                                   Environmental Litigation

Electric and Magnetic Fields ("EMF")

SCE is involved in three lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities. SCE denied the material allegations in its responses to each of these lawsuits.

The first lawsuit was filed in Orange County Superior Court and served on SCE in June 1994. There are five named plaintiffs and six named defendants, including SCE. Three of the five plaintiffs are presently or were formerly employed by Grubb & Ellis, a real estate brokerage firm with offices located in a commercial building known as the Koll Center in Newport Beach. Two of the named plaintiffs are spouses of the other plaintiffs. Grubb & Ellis and the owners and developers of the Koll Center are also named as defendants in the lawsuit. This lawsuit alleges, among other things, that the three plaintiffs employed by Grubb & Ellis developed various forms of cancer as a result of exposure to EMF from electrical facilities owned by SCE and/or the other defendants located on Koll Center property. No specific damage amounts are alleged in the complaint, but supplemental documentation prepared by the plaintiffs indicates that plaintiffs allege compensatory damages of approximately $8 million, plus unspecified punitive damages. In December 1995, the court granted SCE's motion for summary judgment and dismissed the case. Plaintiffs have filed a Notice of Appeal.

A second lawsuit was filed in Orange County Superior Court and served on SCE in January 1995. This lawsuit arises out of the same fact situation as the June 1994 lawsuit described above and involves the same defendants. There are four named plaintiffs, two of whom were formerly employed by Grubb & Ellis and now allegedly have various forms of cancer. The other two plaintiffs are the spouses of those two individuals. No specific damage amounts are alleged in the complaint, but supplemental documentation prepared by the plaintiffs indicates that plaintiffs will allege compensatory damages of approximately $13,500,000, plus unspecified punitive damages. On April 18, 1995, Grubb & Ellis filed a cross-complaint against the other co-defendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. Trial date in this case has been set for November 4, 1996.

A third case was filed in Orange County Superior Court and served on SCE in March 1995. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from SCE distribution lines which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5,500,000, plus unspecified punitive damages. The trial date in this case has been continued to late 1996.

                             San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre, was diagnosed with leukemia. On July 12, 1994, the engineer and his wife sued SCE and San Diego Gas & Electric Company ("SDG&E"), as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District Court for the Southern District of California. The plaintiffs alleged that the engineer's illness resulted from contact with the radioactive fuel particles released from failed fuel rods. Plant records showed that the engineer's exposure to radiation was well below NRC safety levels. Plaintiffs sought unspecified compensatory and punitive damages. SCE's December 23, 1994, answer to the complaint denied all material allegations. The trial began on August 3, 1995, and on October 12, 1995, an eight-member jury unanimously decided that radiation exposure at San Onofre was not the cause of the engineer's leukemia. The court entered the judgment for the defendants on October 24, 1995. Plaintiffs' motion for a new trial was denied on December 5, 1995. Plaintiffs have filed an appeal with the Ninth Circuit Court of Appeals. Oral argument on that appeal is scheduled for April 11, 1996.

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and SDG&E, as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District court for the Southern District of California. Plaintiffs alleged that the former employee's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods.
Plaintiffs sought unspecified compensatory and punitive damages. On April 3, 1995, the court granted the defendants' motion to dismiss 14 of the plaintiffs' claims. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the court granted plaintiffs' motion to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the judge granted SCE's motion for summary judgment on the sole outstanding claim against it, basing his ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs will appeal this ruling to the Ninth Circuit Court of Appeals. Trial of the case will be delayed pending the ruling of the Court of Appeals. The impact to SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator and his wife sued SCE and SDG&E in the U.S. District court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the plant, and the Institute of Nuclear Power Operations as defendants. The former employee died of leukemia shortly after the complaint was filed. Plaintiffs allege that the former operator's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs seek unspecified compensatory and punitive damages. On November 22, 1995, plaintiffs amended their complaint to allege wrongful death and added the former employee's two children as plaintiffs. On December 22, 1995, SCE filed a motion to dismiss or, in the alternative, for summary judgment based on worker's compensation exclusivity. This motion was heard on March 18, 1996. The court has not ruled on the motion. If SCE's motion is unsuccessful, it intends to deny plaintiffs' material allegations.

On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of fuel rods for the plant, and the Institute of Nuclear Power Operations as defendants. The security officer worked for a contractor in 1982, worked for SCE as a temporary employee (1982-1984), and later worked as an SCE security supervisor (1984-1994). The officer died of leukemia in 1994. Plaintiffs allege that the former officer's illness resulted from, and was aggravated by, his exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs seek unspecified compensatory and punitive damages. SCE's November 13, 1995, answer to the complaint denied all material allegations. A trial date will be set at the pretrial conference that is scheduled for October 7, 1996.

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs allege that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employment related allegations was heard March 11, 1996. The court has not ruled on the motion. The plaintiffs' motion for an expedited trial date was denied by the court on January 16, 1996.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer denied all material allegations.

                             Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against Edison International and SCE on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. Edison International and SCE have responded by denying the material allegations of the complaint and asserting several affirmative defenses. The parties are engaged in discovery, and no trial date has been set.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Pursuant to Form 10-K's General Instruction ("General Instruction") G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

                          Age at
                         December                                                  Effective
Executive Officer        31, 1995           Company Position(2)                      Date
John E. Bryson             52               Chairman of the Board,              October 1, 1990
                                              Chief Executive Officer
                                              and Director

Stephen E. Frank           54               President, Chief Operating          June 19, 1995
                                              Officer and Director

Bryant C. Danner           58               Executive Vice President            June 1, 1995
                                              and General Counsel

Alan J. Fohrer             45               Executive Vice President,           February 15, 1996
                                              Chief Financial Officer
                                              and Treasurer

Harold B. Ray              55               Executive Vice President,           June 1, 1995
                                              Generation

Vikram S. Budhraja         48               Senior Vice President,              June 1, 1995
                                              Power Grid

Owens F. Alexander         46               Vice President,                     January 1, 1996
                                              Customer Solutions

Emiko Banfield             49               Vice President,                     January 1, 1996
                                              Human Resources

Pamela Bass                48               Vice President,                     January 1, 1996
                                              Shared Services

Richard K. Bushey          55               Vice President and                  January 1, 1984
                                              Controller

Ronald Daniels             56               Vice President,                     August 10, 1992
                                              Special Projects

John R. Fielder            50               Vice President, Regulatory          February 1, 1992
                                              Policy and Affairs

Bruce C. Foster            43               Vice President, San Francisco       January 1, 1995
                                              Regulatory Operations

Robert G. Foster           48               Vice President, Public              November 18, 1993
                                              Affairs

Lawrence D. Hamlin         51               Vice President, Power Production    February 1, 1992

Thomas J. Higgins          50               Vice President, Corporate           April 1, 1995
                                              Communications

R. W. Krieger              47               Vice President, Nuclear             June 17, 1993
                                              Generation

J. Michael Mendez          54               Vice President, Regional            February 8, 1993
                                              Leadership

Dwight E. Nunn             53               Vice President, Nuclear             December 18, 1995
                                              Engineering and Technical
                                              Services

Richard M. Rosenblum       45               Vice President, Distribution        January 1, 1996

Beverly P. Ryder           45               Corporate Secretary and             January 1, 1996
                                              Special Assistant to the
                                              Chairman/CEO

______________

(1) R. H. Bridenbecker retired from his position as Senior Vice President, Customer Solutions, on December 31, 1995, and Margaret Jordan resigned as Vice President, Health Care and Employee Services on February 1, 1996. Georgia Nelson resigned from her position as Senior Vice President, Performance Support, on January 1, 1996, to become President of the Americas Division and Senior Vice President of World Wide Operations for Edison Mission Energy. C. Alex Miller resigned as Vice President and Treasurer on January 26, 1996, to become President of Edison Source. Effective January 1, 1996, former Corporate Secretary Kenneth S. Stewart became Assistant General Counsel and Assistant Secretary.

(2) Executive officers Bryson, Danner, Fohrer, Banfield, Bushey, Robert Foster, Higgins, and Ryder hold the same positions with Edison International. Edison International is the parent holding company of SCE.

None of SCE's executive officers are related to each other by blood or marriage. As set forth in Article IV of SCE's Bylaws, the officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of SCE for more than five years except for Stephen
E. Frank, Bryant C. Danner, Owens F. Alexander, Bruce C. Foster, Thomas
J. Higgins, Dwight E. Nunn, and Beverly P. Ryder. Those officers who have not held their present position for the past five years had the following business experience:

Stephen  E. Frank            President and Chief Operating Officer,     August 1990 to January 1995
                               Florida Power and Light Company(4)

Bryant C. Danner             Senior Vice President and General          July 1992 to May 1995
                               Counsel of Edison International and SCE

                             Partner with the Law Firm                  January 1970 to June 1992
                               of Latham & Watkins(1)(4)

Alan J. Fohrer               Executive Vice President and               June 1995 to February 1996
                               Chief Financial Officer of SCE
                             Senior Vice President, Chief               January 1993 to May 1995
                               Financial Officer and Treasurer
                               of Edison International
                             Senior Vice President and Chief            January 1993 to May 1995
                               Financial Officer of SCE
                             Vice President, Chief Financial            April 1991 to January 1993
                               Officer and Treasurer of Edison
                               International and SCE
                             Assistant Treasurer and Manager            September 1987 to March 1991
                               of Cost Control of SCE

Harold B. Ray                Senior Vice President, Power Systems       June 1990 to May 1995

Vikram S. Budhraja           Vice President, Planning and               June 1993 to May 1995
                               Technology
                             Vice President, System Planning and        February 1992 to May 1993
                               Operations
                             Vice President, System Planning and        April 1991 to January 1992
                               Fuel Supply
                             Manager, Electric Systems Planning         September 1986 to March 1991

Owens F. Alexander           Vice President, Marketing                  April 1994 to December 1995

                             South Central Bell and BellSouth
                               Telecommunications in
                               Atlanta, Georgia:(4)
                               Marketing Group Quality Director         September 1991 to February 1994
                               General Manager Customer Service         March 1991 to August 1991
                               General Manager Business Marketing       October 1988 to February 1991

Emiko Banfield               Manager of Procurement and Material        May 1994 to December 1995
                               Management
                             Manager of Transportation Services         December 1991 to May 1994
                             Manager of Power Contracts                 August 1991 to December 1991
                             Manager of Transmission                    January 1991 to August 1991

Pamela Bass                  Division Vice President, ENvest(3)         August 1993 to December 1995
                             Division Vice President,
                               Customer Services                        January 1992 to August 1993
                             Manager of Customer Services               November 1989 to December 1991

Ronald Daniels               Vice President, Revenue Requirements       August 1989 to July 1992

John R. Fielder              Vice President, Information Services       January 1989 to January 1992

Bruce C. Foster              Regional Vice President (San Francisco     January 1992 to December 1994
                               Office)
                             Vice President, New England                January 1990 to December 1991
                               Electric(4)

Robert G. Foster             Regional Vice President (Sacramento        January 1988 to October 1993
                               Office)

Lawrence D. Hamlin           Manager, Steam Generation                  April 1990 to January 1992

Thomas J. Higgins            President, The Laurel Company(2)(4)        January 1994 to December 1994
                             Senior Vice President of Blue              October 1990 to December 1993
                               Cross/Blue Shield of Maryland(4)

Russell W. Krieger           Station Manager (San Onofre)               August 1990 to May 1993

J. Michael Mendez            Vice President (Human Resources)           August 1991 to January 1993
                             Division Vice President                    January 1991 to July 1991
                               (Customer Solutions)

Dwight E. Nunn               Vice President, Tennessee Valley           April 1990 to December 1995
                               Authority(4)

Richard M. Rosenblum         Vice President, Engineering and            June 1993 to December 1995
                               Technical Services
                             Manager of Nuclear Regulatory              June 1989 to May 1993
                               Affairs

Beverly P. Ryder             Special Assistant to the Chairman          May 1995 to December 1995
                               of Edison International and SCE
                             Director, Strategic Alliances,             October 1993 to April 1995
                               EnvestSCE(3)
                             General Manager, Customer Solutions        June 1992 to September 1993
                             Vice President, Corporate Asset            April 1985 to June 1992
                               Funding, Citibank, N.A.(4)

______________

(1) Prior to leaving the law firm of Latham & Watkins, Mr. Danner was in the firm's environmental department.

(2) As President of The Laurel Company, Thomas J. Higgins provided advice on planning and financing for mergers and acquisitions for clients in the managed health care business.

(3)   This entity is a division of SCE.

(4)   This entity is not a parent, subsidiary or other affiliate of SCE.


                                            PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in SCE's Annual Report to Shareholders for the year ended December 31, 1995, ("Annual Report") under "Quarterly Financial Data" on page 8 and is incorporated by reference pursuant to General Instruction G(2). As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.

Item 6.     Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1991-1995" on page 1 and is incorporated herein by reference pursuant to General Instruction G(2).

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

Item 8.     Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in
Part IV. Other information responding to Item 8 is included in the Annual Report on page 8 under "Quarterly Financial Data" and on pages 9 through 26 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                           PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning executive officers of SCE is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to
Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Joint Proxy Statement ("Proxy Statement") filed with the Commission in connection with SCE's Annual Meeting of Shareholders to be held on April 18, 1996, under the heading "Election of Directors of Edison International and SCE," and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.    Executive Compensation

Information responding to Item 11 is included in the Proxy Statement under the heading "Election of Directors of Edison International and SCE," and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 is included in the Proxy Statement under the headings "Election of Directors of Edison International and SCE," and "Stock Ownership of Certain Shareholders" and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.    Certain Relationships and Related Transactions

Information responding to Item 13 is included in the Proxy Statement under the heading "Election of Directors of Edison International and SCE," and is incorporated herein by reference pursuant to General Instruction G(3).

                                            PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements

The following items contained in the 1995 Annual Report to Shareholders are incorporated by reference in this report.

     Management's Discussion and Analysis of Results of Operations and
       Financial Condition
     Consolidated Statements of Income -- Years Ended December 31, 1995,
       1994 and 1993
     Consolidated Statements of Retained Earnings -- Years Ended December
       31, 1995, 1994 and 1993
     Consolidated Balance Sheets -- December 31, 1995, and 1994
     Consolidated Statements of Cash Flows -- Years Ended December 31, 1995,
       1994 and 1993
     Notes to Consolidated Financial Statements
     Responsibility for Financial Reporting
     Report of Independent Public Accountants

     (2)   Report of Independent Public Accountants and Schedules
           Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers.
                                                                          Page
                                                                          ----
     Report of Independent Public Accountants on Supplemental
       Schedule                                                             25
     Schedule II--Valuation and Qualifying Accounts for the Years
       Ended December 31, 1995, 1994 and 1993                               26

Schedules I through V, except those referred to above, are omitted as not required or not applicable.

     (3)   Exhibits

     See Exhibit Index on page 30 of this report.

(b)  Reports on Form 8-K
     November 22, 1995
           Item 5:    Other Events: Alternate Proposed General Rate Case
                      Decision

     December 14, 1995
           Item 5:    Other Events: 1995 General Rate Case Proposal

     December 21, 1995
           Item 5:    Other Events: CPUC Restructuring Decision

     January 11, 1996
           Item 5:    Other Events: CPUC 1995 General Rate Case Decision

     January 17, 1996
           Item 5: Other Events: Sale of 5-7/8% Notes, Due 2001 and 6-3/8% Notes, Due 2006

     February 23, 1996
           Item 5:    Other Events: 1995 Financial Information

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                   ON SUPPLEMENTAL SCHEDULE




To Southern California Edison Company:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the 1995 Annual Report to Shareholders of Southern California Edison Company (SCE), incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1996. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedule listed in Part IV of this Form 10-K which is the responsibility of SCE's management is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                           ARTHUR ANDERSEN LLP
                                           ARTHUR ANDERSEN LLP

Los Angeles, California
February 2, 1996

                              SOUTHERN CALIFORNIA EDISON COMPANY

                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             For the Year Ended December 31, 1995


                                                          Additions
                                                  ------------------------
                                     Balance at    Charged to   Charged to                   Balance
                                    Beginning of    Costs and      Other                     at End
              Description              Period       Expenses     Accounts    Deductions     of Period
              -----------           ------------   ----------   ----------   ----------     ---------
                                                              (In thousands)

Group A:
   Uncollectible accounts --
     Customers. . . . . . . . . . .    $ 21,000     $ 22,179      $    --     $ 21,053       $ 22,126
     All other. . . . . . . . . . .       2,806          801           --        1,594          2,013
                                       --------     --------      -------     --------       --------
       Total. . . . . . . . . . . .    $ 23,806     $ 22,980      $    --     $ 22,647(a)    $ 24,139
                                       ========     ========      =======     ========       ========

Group B:
   DOE decontamination
     and decommissioning. . . . . .    $ 56,485     $     --      $ 1,531(b)  $  5,274(c)    $ 52,742
   Pension and benefits . . . . . .     174,851       42,805       23,676(d)    44,670(e)     196,662
   Insurance, casualty and
     other. . . . . . . . . . . . .      79,727       74,751           --       59,690(f)      94,788
                                       --------     --------      -------     --------       --------
       Total. . . . . . . . . . . .    $311,063     $117,556      $25,207     $109,634       $344,192
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

                              SOUTHERN CALIFORNIA EDISON COMPANY

                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             For the Year Ended December 31, 1994


                                                          Additions
                                                  ------------------------
                                     Balance at    Charged to   Charged to                   Balance
                                    Beginning of    Costs and      Other                     at End
              Description              Period       Expenses     Accounts    Deductions     of Period
              -----------            -----------   ----------   ----------   ----------    ----------
                                                              (In thousands)

Group A:
   Uncollectible accounts --
     Customers. . . . . . . . . . .    $ 15,664     $ 27,071      $    --     $ 21,735       $ 21,000
     All other. . . . . . . . . . .       2,758        1,428           --        1,380          2,806
                                       --------     --------      -------     --------       --------
       Total. . . . . . . . . . . .    $ 18,422     $ 28,499      $    --     $ 23,115(a)    $ 23,806
                                       ========     ========      =======     ========       ========

Group B:
   DOE Decontamination
     and Decommissioning. . . . . .    $ 67,128     $     --      $  (452)(b) $ 10,191(c)    $ 56,485
   Pension and benefits . . . . . .     131,764      147,037       23,931 (d)  127,881(e)     174,851
   Insurance, casualty and
     other. . . . . . . . . . . . .      67,703       67,197           --       55,173(f)      79,727
                                       --------     --------      -------     --------       --------
       Total. . . . . . . . . . . .    $266,595     $214,234      $23,479     $193,245       $311,063
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

                              SOUTHERN CALIFORNIA EDISON COMPANY

                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             For the Year Ended December 31, 1993


                                                          Additions
                                                  ------------------------
                                     Balance at    Charged to   Charged to                   Balance
                                    Beginning of    Costs and      Other                     at End
              Description              Period       Expenses     Accounts    Deductions     of Period
              -----------           ------------   ----------   -----------  ----------     ---------
                                                              (In thousands)

Group A:
   Uncollectible accounts --
     Customers. . . . . . . . . . .    $  8,728     $ 38,310      $    --     $ 31,374       $ 15,664
     All other. . . . . . . . . . .       4,591          (12)          --        1,821          2,758
                                       --------     --------      -------     --------       --------
       Total. . . . . . . . . . . .    $ 13,319     $ 38,298      $    --     $ 33,195(a)    $ 18,422
                                       ========     ========      =======     ========       ========

Group B:
   Regulatory settlement. . . . . .    $113,380     $ 10,620(b)   $    --     $124,000(b)    $     --
   DOE Decontamination
     and Decommissioning. . . . . .      53,136           --       19,156(c)     5,164(d)      67,128
   Pension and benefits . . . . . .     111,139       48,692       22,064(e)    50,131(f)     131,764
   Insurance, casualty and
     other. . . . . . . . . . . . .      64,019       51,843           --       48,159(g)      67,703
                                       --------     --------      -------     --------        -------
       Total. . . . . . . . . . . .    $341,674     $111,155      $41,220     $227,454       $266,595
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

                                     SOUTHERN CALIFORNIA EDISON COMPANY


                                    By           Kenneth S. Stewart
                                       ----------------------------------
                                                 Kenneth S. Stewart
                                              Assistant General Counsel

                                           Date:  March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                        Title                          Date
     ---------                                        -----                          ----

Principal Executive Officer:
    John E. Bryson*                      Chairman of the Board,               March 27, 1996
                                           Chief Executive Officer
                                           and Director
Principal Financial Officer:
    Alan J. Fohrer*                      Executive Vice President,            March 27, 1996
                                           Chief Financial Officer
                                           and Treasurer

Controller or Principal
   Accounting Officer:
    Richard K. Bushey*                   Vice President and                   March 27, 1996
                                           Controller
Majority of Board of Directors:
    Howard P. Allen*                     Director                             March 27, 1996
    Stephen E. Frank*                    Director                             March 27, 1996
    Camilla C. Frost*                    Director                             March 27, 1996
    Joan C. Hanley*                      Director                             March 27, 1996
    Carl F. Huntsinger*                  Director                             March 27, 1996
    Luis G. Nogales*                     Director                             March 27, 1996
    James M. Rosser*                     Director                             March 27, 1996
    E. L. Shannon, Jr.*                  Director                             March 27, 1996
    Robert H. Smith*                     Director                             March 27, 1996
    Thomas C. Sutton*                    Director                             March 27, 1996
    James D. Watkins*                    Director                             March 27, 1996
    Edward Zapanta*                      Director                             March 27, 1996

           Kenneth S. Stewart
*By -----------------------------------------
       Kenneth S. Stewart, Attorney-in-fact)

                                             EXHIBIT INDEX


Exhibit
Number                                       Description
-------                                      -----------

  3.1 Restated Articles of Incorporation as amended through June 1, 1993 (File No. 1-2313)*
  3.2           Bylaws as adopted by the Board of Directors on February 15,
                1996
  4.1           Trust Indenture, dated as of October 1, 1923 (Registration
                No. 2-1369)*
  4.2           Supplemental Indenture, dated as of March 1, 1927
                (Registration No. 2-1369)*
  4.3 Second Supplemental Indenture, dated as of April 25, 1935 (Registration No. 2-1472)*
  4.4 Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
  4.5 Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
  4.6 Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
  4.7 Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
  4.8 Seventh Supplemental Indenture, dated as of January 15, 1948 (Registration No. 2-7369)*
  4.9 Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
  4.10 Ninth Supplemental Indenture, dated as of February 15, 1951 (Registration No. 2-8781)*
  4.11 Tenth Supplemental Indenture, dated as of August 15, 1951 (Registration No. 2-7968)*
  4.12 Eleventh Supplemental Indenture, dated as of August 15, 1953 (Registration No. 2-10396)*
  4.13 Twelfth Supplemental Indenture, dated as of August 15, 1954 (Registration No. 2-11049)*
  4.14 Thirteenth Supplemental Indenture, dated as of April 15, 1956 (Registration No. 2-12341)*
  4.15 Fourteenth Supplemental Indenture, dated as of February 15, 1957 (Registration No. 2-13030)*
  4.16 Fifteenth Supplemental Indenture, dated as of July 1, 1957 (Registration No. 2-13418)*
  4.17 Sixteenth Supplemental Indenture, dated as of August 15, 1957 (Registration No. 2-13516)*
  4.18 Seventeenth Supplemental Indenture, dated as of August 15, 1958 (Registration No. 2-14285)*
  4.19 Eighteenth Supplemental Indenture, dated as of January 15, 1960 (Registration No. 2-15906)*
  4.20 Nineteenth Supplemental Indenture, dated as of August 15, 1960 (Registration No. 2-16820)*
  4.21 Twentieth Supplemental Indenture, dated as of April 1, 1961 (Registration No. 2-17668)*
  4.22 Twenty-First Supplemental Indenture, dated as of May 1, 1962 (Registration No. 2-20221)*
  4.23          Twenty-Second Supplemental Indenture, dated as of
                October 15, 1962 (Registration No. 2-20791)*
  4.24 Twenty-Third Supplemental Indenture, dated as of May 15, 1963 (Registration No. 2-21346)*
  4.25          Twenty-Fourth Supplemental Indenture, dated as of
                February 15, 1964 (Registration No. 2-22056)*

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

                                             EXHIBIT INDEX


Exhibit
Number                                       Description
-------                                      -----------

  4.53          Fifty-Second Supplemental Indenture, dated as of
                November 1, 1982 (Registration No. 2-79672)*
  4.54 Fifty-Third Supplemental Indenture, dated as of November 1, 1982 (File No. 1-2313)*
  4.55 Fifty-Fourth Supplemental Indenture, dated as of January 1, 1983 (File No. 1-2313)*
  4.56 Fifty-Fifth Supplemental Indenture, dated as of May 1, 1983 (File No. 1-2313)*
  4.57 Fifty-Sixth Supplemental Indenture, dated as of December 1, 1984 (Registration No. 2-94512)*
  4.58 Fifty-Seventh Supplemental Indenture, dated as of March 15, 1985 (Registration No. 2-96181)*
  4.59 Fifty-Eighth Supplemental Indenture, dated as of October 1, 1985 (File No. 1-2313)*
  4.60 Fifty-Ninth Supplemental Indenture, dated as of October 15, 1985 (File No. 1-2313)*
  4.61 Sixtieth Supplemental Indenture, dated as of March 1, 1986 (File No. 1-2313)*
  4.62 Sixty-First Supplemental Indenture, dated as of March 15, 1986 (File No. 1-2313)*
  4.63 Sixty-Second Supplemental Indenture, dated as of April 15, 1986 (File No. 1-2313)*
  4.64 Sixty-Third Supplemental Indenture, dated as of April 15, 1986 (File No. 1-2313)*
  4.65 Sixty-Fourth Supplemental Indenture, dated as of July 1, 1986 (File No. 1-2313)*
  4.66          Sixty-Fifth Supplemental Indenture, dated as of
                September 1, 1986 (File No. 1-2313)*
  4.67          Sixty-Sixth Supplemental Indenture, dated as of
                September 1, 1986 (File No. 1-2313)*
  4.68          Sixty-Seventh Supplemental Indenture, dated as of
                December 1, 1986 (File No. 1-2313)*
  4.69 Sixty-Eighth Supplemental Indenture, dated as of July 1, 1987 (Registration No. 33-19541)*
  4.70 Sixty-Ninth Supplemental Indenture, dated as of October 15, 1987 (Registration No. 33-19541)*
  4.71 Seventieth Supplemental Indenture, dated as of November 1, 1987 (File No. 1-2313)*
  4.72 Seventy-First Supplemental Indenture, dated as of February 15, 1988 (File No. 1-2313)*
  4.73 Seventy-Second Supplemental Indenture, dated as of April 15, 1988 (File No. 1-2313)*
  4.74 Seventy-Third Supplemental Indenture, dated as of July 1, 1988 (File No. 1-2313)*
  4.75 Seventy-Fourth Supplemental Indenture, dated as of August 15, 1988 (File No. 1-2313)*
  4.76 Seventy-Fifth Supplemental Indenture, dated as of September 15, 1988 (File No. 1-2313)*
  4.77 Seventy-Sixth Supplemental Indenture, dated as of January 15, 1989 (File No. 1-2313)*
  4.78 Seventy-Seventh Supplemental Indenture, dated as of May 1, 1990 (File No. 1-2313)*
  4.79 Seventy-Eighth Supplemental Indenture, dated as of June 15, 1990 (File No. 1-2313)*
  4.80 Seventy-Ninth Supplemental Indenture, dated as of August 15, 1990 (File No. 1-2313)*
  4.81 Eightieth Supplemental Indenture, dated as of December 1, 1990 (File No. 1-2313)*

                                             EXHIBIT INDEX


Exhibit
Number                                       Description
-------                                      -----------

  4.82 Eighty-First Supplemental Indenture, dated as of April 1, 1991 (File No. 1-2313)*
  4.83 Eighty-Second Supplemental Indenture, dated as of May 1, 1991 (File No. 1-2313)*
  4.84 Eighty-Third Supplemental Indenture, dated as of June 1, 1991 (File No. 1-2313)*
  4.85 Eighty-Fourth Supplemental Indenture, dated as of December 1, 1991 (File No. 1-2313)*
  4.86 Eighty-Fifth Supplemental Indenture, dated as of February 1, 1992 (File No. 1-2313)*
  4.87 Eighty-Sixth Supplemental Indenture, dated as of April 1, 1992 (File No. 1-2313)*
  4.88 Eighty-Seventh Supplemental Indenture, dated as of July 1, 1992 (File No. 1-2313)*
  4.89 Eighty-Eighth Supplemental Indenture, dated as of July 15 1992 (File No. 1-2313)*
  4.90 Eighty-Ninth Supplemental Indenture, dated as of December 1, 1992 (File No. 1-2313)*
  4.91 Ninetieth Supplemental Indenture, dated as of January 15, 1993 (File No. 1-2313)*
  4.92 Ninety-First Supplemental Indenture, dated as of March 1, 1993 (File No. 1-2313)*
  4.93          Ninety-Second Supplemental Indenture, dated as of June 1,
                1993*
  4.94 Ninety-Third Supplemental Indenture, dated as of June 15, 1993 (File No. 1-2313)*
  4.95 Ninety-Fourth Supplemental Indenture, dated as of July 15, 1993 (File No. 1-2313)*
  4.96 Ninety-Fifth Supplemental Indenture, dated as of September 1, 1993 (File No. 1-2313)*
  4.97 Ninety-Sixth Supplemental Indenture, dated as of October 1, 1993 (File No. 1-2313)*
  10.1          1981 Deferred Compensation Agreement (File No. 1-2313)*
  10.2          1985 Deferred Compensation Agreement for Executives (File
                No. 1-2313)*
  10.3          1985 Deferred Compensation Agreement for Directors (File
                No. 1-2313)*
  10.4          1987 Deferred Compensation Plan for Executives (File No.
                1-2313)*
  10.5          1988 Deferred Compensation Plan for Executives (File No.
                1-2313)*
  10.6          1989 Deferred Compensation Plan for Executives (File No.
                1-2313)*
  10.7          1990 Deferred Compensation Plan for Executives (File No.
                1-2313)*
  10.8          Annual Deferred Compensation Plan for Executives (File No.
                1-2313)*
  10.9          Director Deferred Compensation Plan
  10.10         Director Grantor Trust Agreement
  10.11         Executive Deferred Compensation Plan
  10.12         Executive Grantor Trust Agreement
  10.13         Executive Supplemental Benefit Program (File No. 1-2313)*
  10.14         Executive Retirement Plan as amended January 1, 1995
  10.15         Employment Agreement with Howard P. Allen (File No.
                1-2313)*

                                             EXHIBIT INDEX


Exhibit
Number                                       Description
-------                                      -----------

 10.16          1994 Executive Incentive Compensation Plan (File No.
                1-2313)*
 10.17          1995 Executive Incentive Compensation Plan
 10.18          Executive Disability and Survivor Benefit Program (File No.
                1-2313)*
 10.19          Retirement Plan for Directors (File No. 1-2313)*
 10.20          Director Incentive Compensation Plan
 10.21          Officer Long-Term Incentive Plan for Executive
                Officers (Registration No. 33-19541)*
 10.21.1 Form of Agreement for 1989-1995 Awards under the Officer Long-Term Incentive Compensation Plan
 10.22          Estate and Financial Planning Program as amended December
                13, 1995
 10.23          Consulting Agreement with Howard P. Allen (File
                No. 1-2313)*
 10.24          Employment Agreement with Bryant C. Danner
                (File No. 1-2313)*
 10.25          Employment Agreement with Stephen E. Frank
 12.            Computation of Ratios of Earnings to Fixed Charges
 13. Selected portions of the Annual Report to Shareholders for year ended December 31, 1995
 23.            Consent of Independent Public Accountants  -
                Arthur Andersen LLP
 24.1           Power of Attorney
 24.2           Certified copy of Resolution of Board of Directors
                Authorizing Signature
 27.            Financial Data Schedule

____________
* Incorporated by reference pursuant to Rule 12b-32.

PAGE

                                                 EXHIBIT 3.2










             To Holders of the Company's Bylaws:





Effective February 15, 1996, Article III, Section 6, was amended to specify that regular Board meetings will not be held in June, August, October, and December.





                      BEVERLY P. RYDER
                     Corporate Secretary












                           BYLAWS

                             OF

             SOUTHERN CALIFORNIA EDISON COMPANY

                 AS AMENDED TO AND INCLUDING

                      FEBRUARY 15, 1996

PAGE

                            INDEX

                                                         Page

                ARTICLE I -- PRINCIPAL OFFICE

Section  1.  Principal Office                               1

                 ARTICLE II -- SHAREHOLDERS

Section  1.  Meeting Locations                              1
Section  2.  Annual Meetings                                1
Section  3.  Special Meetings                               2
Section  4.  Notice of Annual or Special Meeting            2
Section  5.  Quorum                                         3
Section  6.  Adjourned Meeting and Notice Thereof           4
Section  7.  Voting                                         4
Section  8.  Record Date                                    6
Section  9.  Consent of Absentees                           7
Section 10.  Action Without Meeting                         7
Section 11.  Proxies                                        7
Section 12.  Inspectors of Election                         8

                  ARTICLE III -- DIRECTORS

Section  1.  Powers                                         8
Section  2.  Number of Directors                            9
Section  3.  Election and Term of Office                    10
Section  4.  Vacancies                                      10
Section  5.  Place of Meeting                               11
Section  6.  Regular Meetings                               11
Section  7.  Special Meetings                               11
Section  8.  Quorum                                         12
Section  9.  Participation in Meetings by Conference
               Telephone                                    12
Section 10.  Waiver of Notice                               12
Section 11.  Adjournment                                    12
Section 12.  Fees and Compensation                          13
Section 13.  Action Without Meeting                         13
Section 14.  Rights of Inspection                           13
Section 15.  Committees                                     13





















                             -i-
PAGE

                   ARTICLE IV -- OFFICERS

Section  1.  Officers                                       14
Section  2.  Election                                       14
Section  3.  Eligibility of Chairman or President           15
Section  4.  Removal and Resignation                        15
Section  5.  Appointment of Other Officers                  15
Section  6.  Vacancies                                      15
Section  7.  Salaries                                       15
Section  8.  Furnish Security for Faithfulness              16
Section  9.  Chairman's Duties; Succession to
               Such Duties in Chairman's Absence
               or Disability                                16
Section 10.  President's Duties                             16
Section 11.  Chief Financial Officer                        16
Section 12.  Vice President's Duties                        17
Section 13.  General Counsel's Duties                       17
Section 14.  Associate General Counsel's and Assistant
               General Counsel's Duties                     17
Section 15.  Controller's Duties                            17
Section 16.  Assistant Controllers' Duties                  17
Section 17.  Treasurer's Duties                             17
Section 18.  Assistant Treasurers' Duties                   18
Section 19.  Secretary's Duties                             18
Section 20.  Assistant Secretaries' Duties                  19
Section 21.  Secretary Pro Tempore                          19
Section 22.  Election of Acting Treasurer or Acting
               Secretary                                    19
Section 23.  Performance of Duties                          19

                ARTICLE V -- OTHER PROVISIONS

Section  1.  Inspection of Corporate Records                20
Section  2.  Inspection of Bylaws                           20
Section  3.  Contracts and Other Instruments, Loans,
               Notes and Deposits of Funds                  21
Section  4.  Certificates of Stock                          21
Section  5.  Transfer Agent, Transfer Clerk and Registrar   22
Section  6.  Representation of Shares of Other Corporations 22
























                            -ii-
PAGE

Section  7.  Stock Purchase Plans                           22
Section  8.  Fiscal Year and Subdivisions                   23
Section  9.  Construction and Definitions                   23

                ARTICLE VI -- INDEMNIFICATION

Section  1.  Indemnification of Directors and Officers      23
Section  2.  Indemnification of Employees and Agents        25
Section  3.  Right of Directors and Officers to Bring Suit  25
Section  4.  Successful Defense                             26
Section  5.  Non-Exclusivity of Rights                      26
Section  6.  Insurance                                      26
Section  7.  Expenses as a Witness                          26
Section  8.  Indemnity Agreements                           27
Section  9.  Separability                                   27
Section 10.  Effect of Repeal or Modification               27

             ARTICLE VII -- EMERGENCY PROVISIONS

Section  1.  General                                        27
Section  2.  Unavailable Directors                          28
Section  3.  Authorized Number of Directors                 28
Section  4.  Quorum                                         28
Section  5.  Creation of Emergency Committee                28
Section  6.  Constitution of Emergency Committee            28
Section  7.  Powers of Emergency Committee                  29
Section  8.  Directors Becoming Available                   29
Section  9.  Election of Board of Directors                 29
Section 10.  Termination of Emergency Committee             29

                 ARTICLE VIII -- AMENDMENTS

Section  1.  Amendments                                     30


























                            -iii-
PAGE

                           BYLAWS

   Bylaws for the regulation, except as otherwise provided by statute or its Articles of Incorporation of

             SOUTHERN CALIFORNIA EDISON COMPANY

                 AS AMENDED TO AND INCLUDING
                      FEBRUARY 15, 1996


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

PAGE

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

     If no record date is fixed by the Board, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business

                                                 ARTICLE II




day next preceding the day on which the meeting is held. The record date for determining shareholders for any purpose other than as set forth in this Section 8 or Section 10 of this Article shall be at the close of business on the day on which the Board adopts the resolution relating thereto, or the sixtieth day prior to the date of such other action, whichever is later.

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

     Regular meetings of the Board shall be held at the principal office of the corporation without notice on the third Thursday of each month, except the months of June, August, October, and December, at the hour of 9:00 a.m. or as soon thereafter as the regular meeting of the Board of Directors of Edison International is adjourned. Call and notice of all regular meetings of the Board are not required.

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

Section 8. Quorum.

     One-third of the number of authorized directors constitutes a quorum of the Board for the transaction of business, except to adjourn as provided in Section ll of this Article. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board, unless a greater number is required by law or by the Articles; provided, however, that a meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for such meeting.

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

Section 2. Inspection of Bylaws.

     The corporation shall keep in its principle office the original or a copy of these Bylaws as amended to date, which shall be open to inspection by shareholders at all reasonable times during office hours.
<page 20>

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

Section 4. Certificates of Stock.

     Every holder of shares of the corporation shall be entitled to have a certificate signed in the name of the corporation by the Chairman of the Board, the President, or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed
<page 21>

ARTICLE V




upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

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

Section 7. Stock Purchase Plans.

     The corporation may adopt and carry out a stock purchase plan or agreement or stock option plan or agreement providing for the issue and sale for
<page 22>

                                                 ARTICLE VI




such consideration as may be fixed of its unissued shares, or of issued shares acquired, to one or more of the employees or directors of the corporation or of a subsidiary or to a trustee on their behalf and for the payment for such shares in installments or at one time, and may provide for such shares in installments or at one time, and may provide for aiding any such persons in paying for such shares by compensation for services rendered, promissory notes or otherwise.

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

<page 30>



PAGE

                                                       EXHIBIT 10.9





















                               SCEcorp



                 Director Deferred Compensation Plan








                     As Adopted Janury 19, 1995
                      Effective January 1, 1995

             SCEcorp DIRECTOR DEFERRED COMPENSATION PLAN

                          TABLE OF CONTENTS


Section                  Title                             Page
-------                  -----                             ----


ARTICLE 1      DEFINITIONS                                 1

ARTICLE 2      PARTICIPATION                               4
     2.01      Participant Election                        4
     2.02      Annual Deferral                             4
     2.03      Continuation of Participation               4

ARTICLE 3      DIRECTOR DEFERRALS                          4
     3.01      Participation Election                      4
     3.02      Minimum Annual Deferral                     5
     3.03      Maximum Annual Deferral                     5
     3.04      Vesting                                     5

ARTICLE 4      DEFERRAL ACCOUNTS                           5
     4.01      Deferral Accounts                           5
     4.02      Timing of Credits                           5
               A.  Annual Deferrals                        5
               B.  Interest Crediting Dates                5
               C.  Statement of Accounts                   5

ARTICLE 5      RETIREMENT BENEFITS                         5
     5.01      Amount                                      5
     5.02      Form of Retirement Benefits                 6
     5.03      Commencement of Benefits                    6
     5.04      Small Benefit Exception                     6

ARTICLE 6      TERMINATION BENEFITS                        7
     6.01      Amount                                      7
     6.02      Form of Termination Benefits                7

ARTICLE 7      SURVIVOR BENEFITS                           7
     7.01      Pre-Retirement Survivor Benefit             7
     7.02      Post-Retirement Survivor Benefit            7
     7.03      Post-Termination Survivor Benefit           7
     7.04      Changing Form of Benefit                    8
     7.05      Small Benefit Exception                     8

             SCEcorp DIRECTOR DEFERRED COMPENSATION PLAN

Section                  Title                             Page
-------                  -----                             ----

ARTICLE 8      CHANGE OF CONTROL                           8

ARTICLE 9      SCHEDULED AND UNSCHEDULED WITHDRAWALS       8
     9.01      Scheduled Withdrawals                       8
               A.  Election                                8
               B.  Timing and Form of Withdrawal           9
               C.  Remaining Deferral Account              9
     9.02      Unscheduled Withdrawals                     9
               A.  Election                                9
               B.  Withdrawal Penalty                      9
               C.  Small Benefit Exception                 9

ARTICLE 10     CONDITIONS RELATED TO BENEFITS              9
     10.01     Nonassignability                            9
     10.02     Financial Hardship Distribution             10
     10.03     No Right to Assets                          10
     10.04     Protective Provisions                       10
     10.05     Withholding                                 10

ARTICLE 11     PLAN ADMINISTRATION                         11

ARTICLE 12     BENEFICIARY DESIGNATION                     11

ARTICLE 13     AMENDMENT OR TERMINATION OF PLAN            11
     13.01     Amendment of Plan                           11
     13.02     Termination of Plan                         12
     13.03     Amendment or Termination After Change
                 of Control                                12
     13.04     Exercise of Power to Amend or Terminate     12
     13.05     Constructive Receipt Termination            12

ARTICLE 14     CLAIMS AND REVIEW PROCEDURES                12
     14.01     Claims Procedure                            12
     14.02     Review Procedure                            13
     14.03     Dispute Arbitration                         13

ARTICLE 15     MISCELLANEOUS                               15
     15.01     Successors                                  15

             SCEcorp DIRECTOR DEFERRED COMPENSATION PLAN

Section                  Title                             Page
-------                  -----                             ----

     15.02     Trust                                       15
     15.03     Service Not Guaranteed                      15
     15.04     Gender, Singular and Plural                 15
     15.05     Captions                                    15
     15.06     Validity                                    15
     15.07     Waiver of Breach                            15
     15.08     Applicable Law                              15
     15.09     Notice                                      16

                               SCEcorp

                 DIRECTOR DEFERRED COMPENSATION PLAN

       As Adopted January 19, 1995, Effective January 1, 1995


                              PREAMBLE

Effective January 1, 1995, SCEcorp became the sponsor of the Southern California Edison Company Annual Deferred Compensation Plan For Directors with respect to participants in active service as of that date. The plan has been restated as the SCEcorp Director Deferred Compensation Plan effective January 1, 1995. Plan benefits are available to eligible directors of SCEcorp and its participating affiliates. Amounts of compensation deferred by participants pursuant to this Plan accrue as liabilities of the participating affiliate at the time of the deferral under the terms and conditions set forth herein. By electing to defer compensation under the SCEcorp Director Deferred Compensation Plan, participants consent to SCEcorp sponsorship of the plan, but acknowledge that SCEcorp is not a guarantor of the benefit obligations of other participating affiliates. Each participating affiliate is responsible for payment of the accrued benefits under the plan with respect to its own directors subject to the terms and conditions set forth herein.


                              ARTICLE 1
                             DEFINITIONS

Capitalized terms in the text of the Plan are defined as follows:

1.01 Administrator shall mean the Compensation and Executive Personnel Committee of the Board of Directors of the Company.

1.02 Affiliate shall mean SCEcorp or any corporation or entity which (i) along with SCEcorp, is a component member of a "controlled group of corporations" within the meaning of Section 414(b) of the Code, and (ii) has approved the participation of its directors in the Plan.

1.03 Annual Deferral shall mean the amount of Compensation which the Participant elects to defer for a Plan Year pursuant to Articles 2 and 3 of the Plan.

1.04 Beneficiary shall mean the person or persons or entity designated as such in accordance with Article 12 of the Plan.

PAGE

1.05 Change of Control shall mean either: (i) the dissolution or liquidation of SCEcorp or a Company; (ii) a reorganization, merger or consolidation of SCEcorp or a Company with one or more corporations as a result of which SCEcorp or a Company is not the surviving corporation;
(iii) approval by the stockholders of SCEcorp or a Company of any sale, lease, exchange or other transfer (in one or a series of transactions) of all or substantially all of the assets of SCEcorp or a Company; (iv) approval by the stockholders of SCEcorp or a Company of any merger or consolidation of SCEcorp or a Company, in which the holders of voting stock of SCEcorp or a Company immediately before the merger or consolidation will not own 50% or more of the outstanding voting shares of the continuing or surviving corporation immediately after the merger or consolidation; or (v) a change of at least 51% (rounded to the next whole person) in the membership of the Board of Directors of SCEcorp or a Company within a 24-month period, unless the election or nomination for election by stockholders of each new director within the period was approved by the vote of at least 85% (rounded to the next whole person) of the directors then still in office who were in office at the beginning of the twenty-four-month period, except that any replacement of directors who are employees of SCEcorp or a Company, with other employees of SCEcorp or a Company, shall be disregarded and not be considered a change in membership. Notwithstanding the foregoing, any reorganization, merger or consolidation of a Company with SCEcorp or another Company shall be disregarded and not be considered a Change of Control.

1.06  Code shall mean the Internal Revenue Code of 1986, as amended.

1.07 Company shall mean the Affiliate the Participant serves as a director.

1.08 Compensation shall mean the sum of the all retainers and meeting fees which would be paid to a Participant as an Eligible Director for the Plan Year before reductions for deferrals under the Plan.

1.09 Crediting Rate shall mean the rate at which interest will be credited to Participant Deferral Accounts. The rate will be determined annually in advance of the Plan Year and will be equal to 120 percent of the Index Rate. SCEcorp reserves the right to prospectively change the Crediting Rate or formula.

1.10 Deferral Account shall mean the notional account established for record keeping purposes for a Participant pursuant to Article 5 of the Plan.

1.11  Deferral Period shall mean the Plan Year covered by a valid
Participation Election previously submitted by a Participant, or in the case of a newly eligible Participant, the balance of the Plan Year following the date of the Participation Election.

1.12 Eligible Director shall mean a non-employee director of an Affiliate who (i) is a U.S. director or an expatriate who is based and paid in the U.S., and (ii) is designated by the Company as eligible to participate in the Plan (subject to the restrictions in Article 8 and Section 10.02 of the Plan).

1.13 Financial Hardship shall mean an unexpected and unforeseen financial disruption arising from an illness, casualty loss, sudden financial reversal, or other such unforeseeable occurrence as determined by the Administrator or its designee. Needs arising from foreseeable events such as the purchase of a residence or education expenses for children shall not, alone, be considered a Financial Hardship.

1.14 Index Rate shall mean the 120-month average rate of 10-year U.S. Treasury Notes determined for any Plan Year as of October 15th of the prior year.

1.15 Participant shall mean an Eligible Director who has elected to participate and has completed a Participation Election pursuant to Article 2 of the Plan.

1.16 Participation Election shall mean the Participant's written election to participate in the Plan submitted on the form prescribed by the Administrator for that purpose.

1.17  Plan shall mean the SCEcorp Director Deferred Compensation Plan.

1.18  Plan Year shall mean the calendar year.

1.19 Retirement shall mean a separation from service under terms which constitute an eligible resignation or retirement for purposes of the nonqualified director retirement plan covering the Participant, or a successor plan.

1.20 Scheduled Withdrawal shall mean a distribution of all or a portion of the entire amount of Annual Deferrals and earnings credited to the Participant's Deferral Account as elected by the Participant pursuant to the provisions of Article 9 of the Plan.

1.21 Termination for Cause shall mean the Termination of Service of the Participant upon willful failure by the Participant to substantially perform his or her duties for the Company or the willful engaging by the Participant in conduct which is injurious to the Company, monetarily or otherwise.

1.22 Termination of Service shall mean the voluntary or involuntary cessation of the Participant's service as a member of the Board of Directors of a Company for any reason other than Retirement or death. Termination of Service shall not be deemed to have occurred for purposes of this Plan if the Participant continues to serve on the Board of Directors of another participating Affiliate, or commences such service within 30 days.

1.23 Unscheduled Withdrawal shall mean a distribution of all or a portion of the entire amount of Annual Deferrals and earnings credited to the Participant's Deferral Account as requested by the Participant pursuant to the provisions of Article 9 of the Plan.

1.24 Valuation Date shall mean the last business day of the following month in which Termination of Service, retirement, death, Scheduled Withdrawal, or Unscheduled Withdrawal occurs.

1.25 Vesting shall mean the Participant's right to receive any Compensation deferred and/or earnings thereon as provided in Article 3.


                              ARTICLE 2
                            PARTICIPATION

2.01  Participant Election

An Eligible Director shall become a Participant in the Plan on the first day of the month coincident with or next following the date the director becomes an Eligible Director, provided the Eligible Director has submitted to the Administrator a Participation Election prior to that date. Except for directors who become newly eligible during the Plan Year, the Participation Election must be submitted to the Administrator during the enrollment period designated by the Administrator which shall always be prior to the commencement of the Plan Year.

2.02  Annual Deferral

Subject to the restrictions in Article 3, the Eligible Director shall designate his or her Annual Deferral for the covered Plan Year on the Participation Election.

2.03  Continuation of Participation

An Eligible Director who has elected to participate in the Plan by making an Annual Deferral shall continue as a Participant in the Plan until the Participant no longer has a Deferral Account balance under the Plan.


                              ARTICLE 3
                         DIRECTOR DEFERRALS

3.01  Participation Election

Eligible Directors may elect to make an Annual Deferral under the Plan by submitting a Participation Election during the applicable enrollment period. The Participation Election shall designate the percentage of Compensation, in whole percentage increments, that the Participant wishes to defer pursuant to the terms of the Plan. Once made, a Participation Election shall continue to apply for subsequent Deferral Periods unless the Participant submits a new Participation Election form during a subsequent enrollment period changing the deferral amount or revoking the existing election. A Participation Election may be revoked by the Participant upon 30 days written notice to the Administrator; however, such Participant will be ineligible to make an Annual Deferral under the Plan for the following Plan Year.

3.02 Minimum Annual Deferral

The minimum Annual Deferral for a Plan Year is 10% of the Participant's Compensation.

3.03  Maximum Annual Deferral

The maximum Annual Deferral for a Plan Year is 100% of the Participant's Compensation.

3.04  Vesting

The Participant's right to receive Compensation deferred under this
Article 3 and any earnings thereon shall be 100% vested at all times.


                              ARTICLE 4
                          DEFERRAL ACCOUNTS

4.01  Deferral Accounts

Solely for record keeping purposes, the Administrator shall maintain a Deferral Account for each Participant with such subaccounts as the Administrator or its record keeper find necessary or convenient in the administration of the Plan.

4.02  Timing of Credits

      A.  Annual Deferrals

      The Administrator shall credit the Annual Deferrals under Article 3 to the Participant's Deferral Account at the time the deferrals would otherwise have been paid but for the Participation Election.

      B.  Interest Crediting Dates

      The Administrator shall credit interest at the Crediting Rate to the Participant's Deferral Account on daily basis, compounded annually.

      C.  Statement of Accounts

      The Administrator shall periodically provide to each Participant a statement setting forth the balance of the Deferral Account maintained for the Participant.


                              ARTICLE 5
                         RETIREMENT BENEFITS

5.01  Amount

Upon Retirement, the Company shall pay to the Participant a retirement benefit in the form provided in Section 5.02, based on the balance of the Deferral Account as of the Valuation Date. If paid as a lump sum, the retirement benefit shall be equal to the

Deferral Account balance. If paid in installments, the installments shall be paid in amounts that will amortize the Deferral Account balance with interest credited at the Crediting Rate over the period of time benefits are to be paid. For purposes of calculating installments, the Deferral Account shall be valued as of December 31 each year, and the subsequent installments will be adjusted for the next Plan Year according to procedures established by the Administrator to reflect changes in the Crediting Rate.

5.02  Form of Retirement Benefits

The Participant may elect on the Participation Election form to have the retirement benefit paid:

      (i)    In a lump sum,

      (ii) In installments paid monthly over a period of 60, 120, or 180 months, or

      (iii) In a lump sum of a portion of the Deferral Account upon Retirement with the balance in installments paid monthly over a period of 60, 120, or 180 months.

If no valid election is made, the Administrator shall pay the retirement benefit in installments over a 180 month period. Participants may change the form of payout by written election filed with the Administrator; provided, however, that if the Participant files the election less than 13 months prior to the date of Retirement, the payout election in effect 13 months prior to the date of Retirement will govern.

5.03  Commencement of Benefits

Payments will commence within 60 days after the date the Participant retires, or attains age 55, whichever is later.

5.04  Small Benefit Exception

Notwithstanding the foregoing, the Administrator may, in its sole discretion:

      (i) pay the benefits in a single lump sum if the sum of all benefits payable to the Participant is less than or equal to $3,500.00, or

      (ii) reduce the number of installments elected by the Participant to 120 or 60 if necessary to produce a monthly benefit of at least $300.00.

                             ARTICLE 6
                        TERMINATION BENEFITS

6.01  Amount

No later than 60 days following a Termination of Service, the Administrator shall pay to the Participant a termination benefit equal to the vested balance of the Deferral Account as of the Valuation Date, or shall commence installments, as provided in Section 6.02.

6.02  Form of Termination Benefits

The Administrator shall pay the termination benefits in a single lump sum unless the Participant has previously elected payment to be made in three annual installments. Installments paid under this Section 6.02 shall include interest at the Index Rate and shall be redetermined annually to reflect adjustments in that rate. Notwithstanding the foregoing, any Termination for Cause will result in an immediate lump sum payout.


                              ARTICLE 7
                          SURVIVOR BENEFITS

7.01  Pre-Retirement Survivor Benefit

If the Participant dies while actively serving on the board of directors of an Affiliate, the Administrator shall pay a lump sum or commence monthly installments in accordance with the Participant's prior election within 60 days after the Participant's death. The payment(s) will be based on the Participant's Deferral Account balance as of the Valuation Date; provided however, that if the Participant's death occurs within ten years of (i) his or her initial Plan participation date, or (ii)
January 1, 1995, whichever is later, then the Beneficiary's payment(s) will be based on twice the Participant's Deferral Account balance as of the Valuation Date.

7.02  Post-Retirement Survivor Benefit

If the Participant dies after Retirement, the Administrator shall pay to the Participant's Beneficiary an amount equal to the remaining benefits payable to the Participant under the Plan over the same period the benefits would have been paid to the Participant; provided however, if the Participant's death occurs within ten years of (i) his or her initial Plan participation date, or (ii) January 1, 1995, whichever is later, then the Beneficiary's death benefit will be based on twice the Participant's Deferral Account balance as of the Valuation Date.

7.03  Post-Termination Survivor Benefit

It the Participant dies following Termination of Service, but prior to the payment of all benefits under the Plan, the Beneficiary will be paid the remaining balance in the Participant's account in a lump sum. No double benefit will apply.

7.04 Changing Form of Benefit

Beneficiaries may petition the Administrator once, and only after the death of the Participant, for a change in the form of survivor Benefits. The Administrator may, in its sole and absolute discretion, choose to grant or deny such a petition.

7.05  Small Benefit Exception

Notwithstanding the foregoing, the Administrator may, in its sole discretion:

      (i) pay the benefits in a single lump sum if the sum of all benefits payable to the Beneficiary is less than or equal to $3,500.00, or

      (ii) reduce the number of installments elected by the Participant to 120 or 60 if necessary to produce a monthly benefit of at least $300.00.


                              ARTICLE 8
                          CHANGE OF CONTROL

Within two years after a Change of Control, any Participant or Beneficiary in the case of an SCEcorp Change of Control, or the affected Participants or Beneficiaries in the case of a Company Change of Control, may elect to receive a distribution of the balance of the Deferral Account. There shall be a penalty deducted from the Deferral Account prior to distribution pursuant to this Article 8 equal to 5% of the total balance of the Deferral Account (instead of the 10% reduction otherwise provided for in Section 9.02). If a Participant elects such a withdrawal, any on-going Annual Deferral shall cease, and the Participant may not again be designated as an Eligible Employee until one entire Plan Year following the Plan Year in which the withdrawal was made has elapsed.


                              ARTICLE 9
                SCHEDULED AND UNSCHEDULED WITHDRAWALS

9.01  Scheduled Withdrawals

      A.  Election

      When making a Participation Election, a Participant may elect to receive a distribution of a specific dollar amount or a percentage of the Annual Deferral that will be made in the following Plan Year at a specified year in the future when the Participant will still be an active director. Such an election must be made on an In-Service Distribution Election Form and submitted concurrently with the Participation Election. The election of a Scheduled Withdrawal shall only apply to the Annual Deferral and related earnings for that Deferral Period, but not to previous or subsequent Annual Deferrals or related earnings. Elections under this Section shall be superseded by benefit payments due to the Retirement, Termination of Service or death of the Participant.

     B.  Timing and Form of Withdrawal

      The year specified for the Scheduled Withdrawal may not be sooner than the second Plan Year following the Plan Year in which the deferral occurs. The Participant will receive a lump sum distribution of the amount elected on January 1st of the Plan Year specified.

      C.  Remaining Deferral Account

      The remainder, if any, of the Participant's Deferral Account shall continue in effect and shall be distributed in the future according to the terms of the Plan.

9.02  Unscheduled Withdrawals

      A.  Election

      A Participant (or Beneficiary if the Participant is deceased) may request in writing to the Administrator an Unscheduled Withdrawal of all or a portion of the entire vested amount credited to the Participant's Deferral Account, including earnings, which shall be paid within 30 days in a single lump sum; provided, however, that
      (i) the minimum withdrawal shall be 25% of the Deferral Account balance, (ii) an election to withdraw 75% or more of the balance shall be deemed to be an election to withdraw the entire balance, and (iii) such an election may be made only once in a Plan Year.

      B.  Withdrawal Penalty

      There shall be a penalty deducted from the Deferral Account prior to an Unscheduled Withdrawal equal to 10% of the Unscheduled Withdrawal. If a Participant elects such a withdrawal, any on-going Annual Deferral shall cease, and the Participant may not again be designated as an Eligible Director until one entire Plan Year following the Plan Year in which the withdrawal was made has elapsed.

      C.  Small Benefit Exception

      Notwithstanding any of the foregoing, if the sum of all benefits payable to the Participant or Beneficiary who has requested the Unscheduled Withdrawal is less than or equal to $3,500.00, the Administrator may, in its sole discretion, elect to pay out the entire Deferral Account (reduced by the 10% penalty) in a single lump sum.


                             ARTICLE 10
                   CONDITIONS RELATED TO BENEFITS

10.01 Nonassignability

The benefits provided under the Plan may not be alienated, assigned, transferred, pledged or hypothecated by or to any person or entity, at any time or any manner whatsoever. These benefits shall be exempt from the claims of creditors of any

Participant or other claimants and from all orders, decrees, levies, garnishment or executions against any Participant to the fullest extent allowed by law. Notwithstanding the foregoing, the benefit payable to a Participant may be assigned in full or in part, pursuant to a domestic relations order of a court of competent jurisdiction.

10.02 Financial Hardship Distribution

A participant may submit a hardship distribution request to the Administrator in writing setting forth the reasons for the request. The Administrator shall have the sole authority to approve or deny such requests. Upon a finding that the Participant or the Beneficiary has suffered a Financial Hardship, the Administrator may in its discretion, permit the Participant to cease any on-going deferrals and accelerate distributions of benefits under the Plan in the amount reasonably necessary to alleviate the Financial Hardship. If a distribution is to be made to a Participant on account of Financial Hardship, the Participant may not make deferrals under the Plan until one entire Plan Year following the Plan Year in which a distribution based on Financial Hardship was made has elapsed.

10.03 No Right To Assets

The benefits paid under the Plan shall be paid from the general funds of the Company, and the Participant and any Beneficiary shall be no more than unsecured general creditors of the Company with no special or prior right to any assets of the Company for payment of any obligations hereunder.
The Participant will have no claim to benefits from any other Affiliate.

10.04 Protective Provisions

The Participant shall cooperate with the Administrator by furnishing any and all information requested by the Administrator, in order to facilitate the payment of benefits hereunder, taking such physical examinations as the Administrator may deem necessary and signing such consents to insure or taking such other actions as may be requested by the Administrator.
If the Participant refuses to cooperate, the Administrator and the Employer shall have no further obligation to the Participant under the Plan.

10.05 Withholding

The Participant or the Beneficiary shall make appropriate arrangements with the Administrator for satisfaction of any federal, state or local income tax withholding requirements and Social Security or other director tax requirements applicable to the payment of benefits under the Plan.
If no other arrangements are made, the Administrator may provide, at its discretion, for such withholding and tax payments as may be required.

                            ARTICLE 11
                         PLAN ADMINISTRATION

The Administrator shall administer the Plan and interpret, construe and apply its provisions in accordance with its terms and shall provide direction and oversight as necessary to management, staff, or contractors to whom day-to-day Plan operations may be delegated. The Administrator shall establish, adopt or revise such rules and regulations as it may deem necessary or advisable for the administration of the Plan. All decisions of the Administrator shall be final and binding.


                             ARTICLE 12
                       BENEFICIARY DESIGNATION

The Participant shall have the right, at any time, to designate any person or persons as Beneficiary (both primary and contingent) to whom payment under the Plan shall be made in the event of the Participant's death. The Beneficiary designation shall be effective when it is submitted in writing to the Administrator during the Participant's lifetime on a form prescribed by the Administrator.

The submission of a new Beneficiary designation shall cancel all prior Beneficiary designations. Any finalized divorce or marriage of a Participant subsequent to the date of a Beneficiary designation shall revoke such designation, unless in the case of divorce the previous spouse was not designated as Beneficiary, and unless in the case of marriage the Participant's new spouse has previously been designated as Beneficiary. The spouse of a married Participant must consent in writing to any designation of a Beneficiary other than the spouse.

If a Participant fails to designate a Beneficiary as provided above, or if the Beneficiary designation is revoked by marriage, divorce, or otherwise without execution of a new designation, or if every person designated as Beneficiary predeceases the Participant or dies prior to complete distribution of the Participant's benefits, then the Administrator shall direct the distribution of the benefits to the Participant's estate. If a Beneficiary dies after commencement of payments to the Beneficiary, a lump sum of any remaining payments will be paid to that person's Beneficiary, if one has been designated, or to the Beneficiary's estate.


                             ARTICLE 13
                  AMENDMENT OR TERMINATION OF PLAN

13.01 Amendment of Plan

Subject to the terms of Section 13.03, SCEcorp may at any time amend the Plan in whole or in part, provided, however, that the amendment (i) shall not decrease the balance of the Participant's Deferral Account at the time of the amendment and (ii) shall not retroactively decrease the applicable Crediting Rates of the Plan prior to the time of the amendment. SCEcorp may amend the Crediting Rates of the Plan prospectively, in which case the Administrator shall notify the Participant of the amendment in writing within 30 days after the amendment.

13.02 Termination of Plan

Subject to the terms of Section 13.03, SCEcorp may at any time terminate the Plan. If SCEcorp terminates the Plan, the date of the termination shall be treated as the date of Termination of Service for the purpose of calculating Plan benefits, and the benefits the Participant is entitled to receive under the Plan shall be paid to the Participant in a lump sum within 60 days.

13.03 Amendment or Termination After Change of Control

Notwithstanding the foregoing, SCEcorp shall not amend or terminate the Plan without the prior written consent of affected Participants for a period of two calendar years following a Change of Control and shall not thereafter amend or terminate the Plan in any manner which affects any Participant (or Beneficiary of a deceased Participant) who commences receiving payment of benefits under the Plan prior to the end of the two-year period following a Change of Control.

13.04 Exercise of Power to Amend or Terminate

SCEcorp's power to amend or terminate the Plan shall be exercisable by the SCEcorp Board of Directors.

13.05 Constructive Receipt Termination

Notwithstanding anything to the contrary in this Plan, in the event the Administrator determines that amounts deferred under the Plan have been constructively received by Participants and must be recognized as income for federal income tax purposes, the Plan shall terminate and distributions shall be made to Participants in accordance with the provisions of Section 13.02 or as may be determined by the Administrator. The determination of the Administrator under this Section 13.05 shall be binding and conclusive.


                             ARTICLE 14
                    CLAIMS AND REVIEW PROCEDURES

14.01 Claims Procedure

The Administrator shall notify a Participant in writing, within 90 days after his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Plan. If the Administrator determines that a Participant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for the denial, (2) a specific reference to the provisions of the Plan on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Plan's claims review procedure and other appropriate information as to the steps to be taken if the Participant wishes to have the claim reviewed. If the Administrator determines that there are special circumstances requiring additional time to make a decision, the Administrator shall notify the Participant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional 90-day period.

14.02 Review Procedure

If a Participant is determined by the Administrator not to be eligible for benefits, or if the Participant believes that he or she is entitled to greater or different benefits, the Participant shall have the opportunity to have the claim reviewed by the Administrator by filing a petition for review with the Administrator within 60 days after receipt of the notice issued by the Administrator. Said petition shall state the specific reasons which the Participant believes entitle him or her to benefits or to greater or different benefits. Within 60 days after receipt by the Administrator of the petition, the Administrator shall afford the Participant (and counsel, if any) an opportunity to present his or her position to the Administrator orally or in writing, and the Participant (or counsel) shall have the right to review the pertinent documents. The Administrator shall notify the Participant of its decision in writing within the 60-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Participant and the specific provisions of the Plan on which the decision is based. If, because of the need for a hearing, the 60-day period is not sufficient, the decision may be deferred for up to another 60-day period at the election of the Administrator, but notice of this deferral shall be given to the Participant. In the event of the death of the Participant, the same procedures shall apply to the Participant's Beneficiaries.

14.03 Dispute Arbitration

Notwithstanding the foregoing, and because it is agreed that time will be of the essence in determining whether any payments are due to Participant or his or her Beneficiary under the Plan, a Participant or Beneficiary may, if he or she desires, submit any claim for payment under the Plan to arbitration. This right to select arbitration shall be solely that of the Participant or Beneficiary and the Participant or Beneficiary may decide whether or not to arbitrate in his or her discretion. The "right to select arbitration" is not mandatory on the Participant or Beneficiary, and the Participant or Beneficiary may choose in lieu thereof to bring an action in an appropriate civil court. Once an arbitration is commenced, however, it may not be discontinued without the mutual consent of both parties to the arbitration. During the lifetime of the Participant only he or she can use the arbitration procedure set forth in this Section.

Any claim for arbitration may be submitted as follows: if a Participant or Beneficiary has submitted a request to be paid under the Plan and the claim is finally denied by the Administrator in whole or in part, the claim may be filed in writing with an arbitrator of the Participant's or Beneficiary's choice who is selected by the method described in the next four sentences. The first step of the selection shall consist of the Participant or Beneficiary submitting a list of five potential arbitrators to the Administrator. Each of the five arbitrators must be either (1) a member of the National Academy of Arbitrators located in the State of California or (2) a retired California Superior Court or Appellate Court judge. Within one week after receipt of the list, the Administrator shall select one of the five arbitrators as the arbitrator for the dispute in question. If the Administrator fails to select an arbitrator within one week after receipt of the list, the Participant or Beneficiary shall then designate one of the five arbitrators for the dispute in question.

The arbitration hearing shall be held within seven days (or as soon thereafter as possible) after the picking of the arbitrator. No continuance of said hearing shall be allowed without the mutual consent of Participant or Beneficiary and the Administrator. Absence from or nonparticipation at the hearing by either party shall not prevent the issuance of an award. Hearing procedures which will expedite the hearing may be ordered at the arbitrator's discretion, and the arbitrator may close the hearing in his or her sole discretion when he or she decides he or she has heard sufficient evidence to satisfy issuance of an award.

The arbitrator's award shall be rendered as expeditiously as possible and in no event later than one week after the close of the hearing.

In the event the arbitrator finds that the Administrator or the Company has breached the terms of the Plan, he or she shall order the Company to pay to Participant or Beneficiary within two business days after the decision is rendered the amount then due the Participant or Beneficiary, plus, notwithstanding anything to the contrary in the Plan, an additional amount equal to 20% of the amount actually in dispute. This additional amount shall constitute an additional benefit under the Plan. The award of the arbitrator shall be final and binding upon the Parties.

The award may be enforced in any appropriate court as soon as possible after its rendition. The Administrator will be considered the prevailing party in a dispute if the arbitrator determines (1) that the Administrator or the Company has not breached the terms of the Plan and (2) the claim by Participant or his or her Beneficiary was not made in good faith. Otherwise, the Participant or his or her Beneficiary will be considered the prevailing party. In the event that the Administrator is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (excluding any attorneys' fees incurred by the Administrator) including stenographic reporter, if employed, shall be paid by the losing party. In the event that the Participant or his or her Beneficiary is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (including all attorneys' fees incurred by Participant or his or her Beneficiary in pursuing his or her claim), including the fees of a stenographic reporter, if employed, shall be paid by the Company.

                            ARTICLE 15
                            MISCELLANEOUS

15.01 Successors

The rights and obligations of SCEcorp and the Companies under the Plan shall inure to the benefit of, and shall be binding upon, the successors and assigns of SCEcorp and the Companies, respectively.

15.02 Trust

The Companies shall be responsible for the payment of all benefits under the Plan. At their discretion, the Companies may establish one or more grantor trusts for the purpose of providing for payment of benefits under the Plan. The trust or trusts may be irrevocable, but a Company's share of the assets thereof shall be subject to the claims of the Company's creditors. Benefits paid to the Participant from any such trust shall be considered paid by the Company for purposes of meeting the obligations of the Company under the Plan.

15.03 Service Not Guaranteed

Nothing contained in the Plan nor any action taken hereunder shall be construed as a contract of service or as giving any Participant any right to continue in service as a director of SCEcorp or any other Affiliate.

15.04 Gender, Singular and Plural

All pronouns and variations thereof shall be deemed to refer to the masculine, feminine, or neuter, as the identity of the person or persons may require. As the context may require, the singular may be read as the plural and the plural as the singular.

15.05 Captions

The captions of the articles and sections of the Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

15.06 Validity

If any provision of the Plan is held invalid, void or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provisions of the Plan.

15.07 Waiver of Breach

The waiver by the Administrator of any breach of any provision of the Plan by the Participant shall not operate or be construed as a waiver of any subsequent breach by the Participant.

15.08 Applicable Law

The Plan shall be governed and construed in accordance with the laws of California.

15.09 Notice

Any notice or filing required or permitted to be given to the Administrator under the Plan shall be sufficient if in writing and hand-delivered, or sent by first class mail to the principal office of SCEcorp, directed to the attention of the Administrator. The notice shall be deemed given as of the date of delivery, or, if delivery is made by mail, as of the date shown on the postmark.

IN WITNESS WHEREOF, SCEcorp has adopted this Plan effective the 1st day of January, 1995.


SCEcorp


               Alan J. Fohrer
____________________________________________________
Executive Vice President and Chief Financial Officer


PAGE

                                                           EXHIBIT 10.10



















                                 SCEcorp





                    Director Grantor Trust Agreement

























                              August, 1995

               SCEcorp DIRECTOR GRANTOR TRUST AGREEMENT

Section                    Title                                  Page
-------                    -----                                  ----

PREAMBLE                                                            1

I.    EFFECTIVE DATE AND DURATION                                   3

      1.01  Effective Date And Trust Year                           3
      1.02  Duration                                                3
      1.03  Special Circumstances                                   4

II.   TRUST FUND AND FUNDING POLICY                                 5

      2.01  Contributions                                           5
      2.02  Investment And Valuation                                8
      2.03  Subtrusts                                              12
      2.04  Recapture Of Excess Assets                             13
      2.05  Substitution Of Other Property                         13
      2.06  Administrative Powers Of Trustee                       14

III.  ADMINISTRATION                                               17

      3.01  Committee; Company Representatives                     17
      3.02  Payment Of Benefits                                    17
      3.03  Disputed Claims                                        18
      3.04  Records                                                20
      3.05  Accountings                                            20
      3.06  Expenses And Fees                                      21

IV.   LIABILITY                                                    21

      4.01  Indemnity                                              21
      4.02 Bonding                                                 21

V.    INSOLVENCY                                                   22

      5.01  Determination of Insolvency                            22
      5.02  Insolvency Administration                              22
      5.03  Termination Of Insolvency Administration               23
      5.04  Creditors' Claims During Solvency                      23

VI.   SUCCESSOR TRUSTEES                                           23















                                   -i-
PAGE

               SCEcorp DIRECTOR GRANTOR TRUST AGREEMENT

Section                    Title                                  Page
-------                    -----                                  ----

      6.01  Resignation And Removal                                23
      6.02  Appointment Of Successor                               24
      6.03  Accountings; Continuity                                24

VII.  GENERAL PROVISIONS                                           24

      7.01  Interests Not Assignable                               24
      7.02  Amendment                                              25
      7.03  Applicable Law                                         25
      7.04  Agreement Binding On All Parties                       25
      7.05  Notices And Directions                                 25
      7.06  No Implied Duties                                      26
      7.07  Gender, Singular And Plural                            26
      7.08  Validity                                               27

VIII. INSURER                                                      26

      8.01  Insurer Not A Party                                    27
      8.02  Authority Of Trustee                                   27
      8.03  Contract Ownership                                     27
      8.04  Limitation Of Liability                                27
      8.05  Change Of Trustee                                      27
































                                  -ii-
PAGE

                                 SCEcorp

                         DIRECTOR GRANTOR TRUST
                                AGREEMENT




This Director Grantor Trust Agreement ("Trust Agreement") is made and entered into by SCEcorp, Southern California Edison Company, The Mission Group, Mission Energy Company, Mission First Financial, Mission Land Company, all California corporations ("Grantors"), and U.S. Trust Company of California N. A. ("Trustee").

The Grantors hereby establish with the Trustee a master trust, with separate subtrusts for the interests of each Grantor, to hold all monies and other property, together with the income thereon, as shall be paid or transferred to it hereunder in accordance with the terms and conditions of this Trust Agreement. The Trustee hereby accepts the trust established under this Trust Agreement and agrees to hold, IN TRUST, all monies and other property transferred to it hereunder for the uses and purposes and upon the terms and conditions set forth herein, and the Trustee further agrees to discharge and perform fully and faithfully all of the duties and obligations imposed upon it under this Trust Agreement.


                                PREAMBLE

On behalf of directors of the Grantors, SCEcorp has adopted the following plan which shall be subject to this trust and references to the "Plan" in this Trust Agreement shall refer to such plan:


               SCEcorp Director Deferred Compensation Plan


The Plan is administered by the SCEcorp Compensation and Executive Personnel Committee of the SCEcorp Board of Directors ("Compensation Committee"). This Trust Agreement shall be administered by the Compensation Committee, but day-to-day administration is delegated to the SCE Trust Investment Committee ("Trust Committee").
PAGE

Plan participants and beneficiaries who are covered by this Trust Agreement ("Participants" and "Beneficiaries") shall be all persons who are participants or beneficiaries in the Plan. After a person becomes a Participant or a Beneficiary covered by this Trust Agreement, such status will continue until all Plan benefits payable to that person have been paid, that person ceases to be entitled to any Plan benefits, or that person dies, whichever occurs first.

Prior to a Change in Control, SCEcorp may by written notice to the Trustee, cause additional plans to become subject to this Trust Agreement (any reference to the Plan herein also constitutes a reference to any such additional plans).

SCEcorp shall provide the Trustee with copies of the following items: (i) the Plan documents; (ii) all Plan amendments promptly upon their adoption; and (iii) lists and specimen signatures of the members of the Trust Committee and any SCEcorp representatives authorized to take action in regard to the administration of the Plan and this trust, including any changes in the members of the Trust Committee and of such other representatives promptly following any such change. SCEcorp shall also provide the Trustee at least annually with a list of all Participants in each Plan who are covered by this Trust Agreement.

The purpose of this trust is to give Participants greater security by placing assets in trust for use only to pay Plan benefits to Participants or if one of the Grantors becomes insolvent, to pay its creditors from its portion of the trust assets. The Grantors shall continue to be liable to Participants to make all payments required under the terms of the Plan to the extent such payments are not made from this trust. Distributions made from this trust to Participants or their beneficiaries shall, to the extent of such distributions, satisfy the Grantors' obligations to pay benefits to Participants and their beneficiaries under the Plan.

The Grantors and the Trustee agree that the trust, comprised of one or more subtrusts for each Grantor, has been established to pay obligations of the Grantors pursuant to the Plan and each subtrust is subject to the rights of general creditors of the respective Grantor, and accordingly the trust is a grantor trust under the provisions of Sections 671 through 677 of the Internal Revenue Code of 1986, as amended (the "Code"). The Grantors hereby agree to report their allocable shares of all items of income, deductions and credits of the trust on their own income tax returns; and the Grantors shall have no right to any distributions from the trust or any claim against the trust for funds necessary to pay any income taxes which the Grantors are required to pay on account of reporting the income of the trust on their income tax returns. No contribution to or income of the trust is intended to be taxable to Participants until benefits are distributed to them.

                                  I.
                       EFFECTIVE DATE AND DURATION


1.01  Effective Date And Trust Year

This trust shall become effective when the Trust Agreement has been executed by the Grantors and the Trustee and one or more of the Grantors have made a contribution to the trust. For tax purposes the trust year shall be the calendar year.

1.02  Duration

1.02-1 This trust shall continue in effect until all assets of the trust fund are exhausted through distribution of benefits to Participants and their beneficiaries, payment to creditors in the event of insolvency, payment of fees and expenses of the Trustee, and return of remaining funds to the Grantors pursuant to 1.02-2. Notwithstanding the foregoing, this trust shall terminate on the day before twenty-one years after the death of the last survivor of all present or future Participants who are now living and those persons now living who are designated as beneficiaries of any such Participants in accordance with the terms of the Plan.

1.02-2 Except as otherwise provided in 1.02, the trust shall be irrevocable until all benefits payable under the Plan to Participants and Beneficiaries who are covered by this Trust Agreement are paid. The Trustee shall then return to the Grantors any assets remaining in the trust in accordance with the allocations to their respective subtrusts.

1.02-3 If the existence of this trust or any subtrust is determined to be Tax Funding (as such term is defined in 1.02-4) by the Compensation Committee, this trust or such subtrust shall terminate. The Compensation Committee may also terminate this trust or any subtrust if it determines, based on an opinion of legal counsel which is satisfactory to the Trustee, that either (i) judicial authority or the opinion of Treasury Department or Internal Revenue Service (as expressed in proposed or final regulations, advisory opinions or rulings, or similar administrative announcements) creates a significant risk that the trust or any subtrust will be held to be Tax Funding or (ii) the Code requires the trust or any subtrust to be amended in a way that creates a significant risk that the trust or such subtrust will be held to be Tax Funding, and failure to so amend the trust or such subtrust could subject the Grantors to material penalties. Upon any such termination, (i) the assets of each terminated subtrust shall be allocated and distributed to the Participants in proportion to the vested accrued benefits of Participants under the Plan and (ii) then, if any assets remain, the unvested (if any) accrued benefits of Participants under the applicable Plan shall be distributed to such Participants in lump sums in proportion to the unvested accrued benefits of the Participants under the Plan . Any assets remaining shall be distributed to the respective Grantor(s) in accordance with 2.04.

Notwithstanding the foregoing, the Trustee shall distribute Plan benefits to a Participant to the extent that a federal court has held that the interest of the Participant in this trust causes such Plan benefits to be includable for federal income tax purposes in the gross income of the Participant prior to actual payment of such Plan benefits to the Participant and appeals from that holding are no longer timely or have been exhausted. The Trustee may also distribute Plan benefits to a Participant, upon direction of the Compensation Committee, based on an opinion of legal counsel which is satisfactory to the Trustee, that there is a significant risk that the Participant's interest in the trust fund will be held to be Tax Funding with respect to such Participant. The provisions of this paragraph shall also apply to any Beneficiary of a Participant.

1.02-4 This trust is "Tax Funding" if it causes the interest of a Participant in this trust to be includable for federal income tax purposes in the gross income of the Participant prior to actual payment of Plan benefits to the Participant.

1.02-5 "Written Consent of Participants" means, for the purposes of this Trust Agreement, consent in writing by Participants who (i) constitute a majority in number of all participants and (ii) have accrued benefits (whether vested or unvested) with a present value equal to more than fifty percent (50%) of the present value of the accrued benefits of all of the Participants in all of the subtrusts under this Trust Agreement on the date of such consent.

1.03  Special Circumstances

1.03-1 Upon the occurrence of a Special Circumstance as described in 1.03-2 with respect to any Grantor, the trust assets allocated to the affected Grantor shall be held for Participants in the Grantor's subtrusts who had accrued benefits before the Special Circumstance occurred and shall include those assets accrued for such Participants after the Special Circumstance.

1.03-2 A "Special Circumstance" shall mean a Potential Change in Control of any Grantor (as defined in 2.01-7), a Change in Control of any Grantor (as defined in the Plan) or a Default of any Grantor (as defined in 1.03-
4).

1.03-3 The Trust Committee or the Chief Executive Officer of the affected Grantor shall furnish written notice to the Trustee when a Change in Control occurs. For purposes of this Trust Agreement, a Change in Control of any Grantor shall be deemed to have occurred when the Trustee makes a determination to that effect on its own initiative or upon receipt by the Trustee of written notice to that effect from the Trust Committee or the Chief Executive Officer of the affected Grantor.

1.03-4 A "Default" shall mean a failure by a Grantor to contribute to the trust, within 30 days of receipt of written notice from the Trustee, any of the following amounts:

        (a) The full amount of any insufficiency in assets of any subtrust that is required to pay any premiums or loan interest payments on insurance contracts which are held in the subtrust;

       (b) The full amount of any insufficiency in assets of any subtrust that is required to pay any Plan benefit that is payable upon a direction from the Trust Committee pursuant to 3.02-3 or upon resolution of a disputed claim pursuant to 3.03-2; or

        (c)   Any contribution which is then required under 2.01.

If, after the occurrence of a Default, the Grantor at any time cures such Default by contributing to the trust all amounts which are then required under subparagraphs (a), (b) and (c) above, it shall then cease to be deemed that a Default has occurred or that a Special Circumstance has occurred by reason of such Default.


                                   II.
                      TRUST FUND AND FUNDING POLICY

2.01  Contributions

2.01-1 All contributions to the trust by the Grantors shall be made through SCEcorp as agent for the Grantors. Each Grantor shall be liable to SCEcorp for its allocable share of any contribution made to the trust by SCEcorp on behalf of the Grantor. Each Grantor, through SCEcorp, shall contribute to the trust such amounts as are required to purchase or hold insurance contracts in the trust and to pay premiums and loan interest payments thereon. Each Grantor, through SCEcorp, shall also contribute to the trust such additional amounts as are necessary to fund all Plan benefits accrued by Participants while employed by such Grantor (unless the Grantor makes such payments directly) whenever the Trust Committee advises SCEcorp or the Grantor that the assets of the trust or subtrust, other than insurance contracts or amounts needed to pay future premiums or loan interest payments on insurance contracts, are, or in the future are likely to be, insufficient to make such payments. In its discretion, SCEcorp or any Grantor may contribute to the trust such additional amounts or assets as the Trust Committee may reasonably decide are necessary to provide security for all Plan benefits payable to Participants covered by this trust or any subtrust. SCEcorp or any Grantor may make contributions to a special reserve for payment of future fees and expenses of the Trustee and future trust fees and expenses for legal and administrative proceedings.

2.01-2 Whenever SCEcorp makes a contribution to the trust on behalf of the Grantors, SCEcorp shall designate the Plan and subtrusts to which such contribution (or designated portions thereof) shall be allocated. If the contribution is for a special reserve for payment of future fees and expenses of the Trustee and future trust fees and expenses for legal and administrative proceedings, a separate subtrust shall be designated to receive such contributions, which shall be distinct from any subtrust established for the Plan or the Grantors.

2.01-3 Following the occurrence of a Special Circumstance (as defined in 1.03-2) with respect to any Grantor, and at least annually thereafter while the Special Circumstance remains in effect, the Grantor shall contribute to the trust the sum of the following:

        (a) The amount by which the present value of all "anticipated benefits" (vested and unvested) payable under the Plan on a pre-tax basis to Participants or their beneficiaries whose benefits are funded by the Grantor's subtrust(s) exceeds the value of all of the Grantor's subtrust assets. For this purpose, each Participant's "anticipated benefit" under the Plan shall be the present value of highest benefit the Participant would have accrued under the Plan by the end of that year, assuming that the Participant's service continues at the same rate of compensation and that the Participant continues to make deferrals under the Plan for the balance of the year.

        (b) A reasonable estimate of the Trustee fees and expenses for the remaining duration of the trust which should be allocable to the Grantor's subtrust(s).

2.01-4 The calculations required under 2.01-3 shall be based on the terms of the Plan.

2.01-5 Whenever SCEcorp makes a contribution to the trust pursuant to 2.01-3 on its own behalf or on behalf of another Grantor, it shall furnish the Trustee with a written statement setting forth the computation of all required amounts contributed.

Whenever a Special Circumstance occurs or a contribution is made pursuant to 2.01-3, SCEcorp or the Trust Committee shall deliver to the Trustee, contemporaneously with or immediately prior to such event, a schedule (the "Payment Schedule") indicating the amounts payable under the Plan in respect of each affected Participant, or providing a formula or instructions acceptable to the Trustee for determining the amounts so payable, the form in which such amounts are to be paid (as provided for or available under the Plan) and the time of commencement for payment of such amounts. The Payment Schedule shall include any other necessary instructions with respect to Plan benefits (including legal expenses) payable under the Plan and any conditions with respect to any Participant's entitlement to such benefits, and such instructions may be revised from time to time to the extent so provided under the Plan or this Trust Agreement.

A modified Payment Schedule shall be delivered by SCEcorp or the Trust Committee to the Trustee at each time that (i) additional amounts are required to be paid to the Trustee pursuant to 2.01-3, (ii) Excess Assets are returned to the Grantors, or (iii) upon the occurrence of any event requiring a modification of the Payment Schedule. SCEcorp shall also furnish a Payment Schedule or modified Payment Schedule for any or all Plan upon request by the Trustee at any other time. Whenever SCEcorp or the Trust Committee is required to deliver to the Trustee a Payment Schedule or a modified Payment Schedule, SCEcorp shall also deliver at the same time to each Participant the respective portion of the Payment Schedule or modified Payment Schedule that sets forth the amount payable to that Participant.

2.01-6 Any contribution to the trust which is made by a Grantor on account of a Potential Change in Control shall be returned to that Grantor following one year after delivery of such contribution to the Trustee unless a Change in Control of the Grantor shall have occurred during such one-year period, if the Grantor requests such return within 60 days after such one-year period. If no such request is made within this 60-day period, the contribution shall become a permanent part of the trust fund allocated to the Grantor's subtrust(s). The one-year period shall recommence in the event of and upon the date of any subsequent Potential Change in Control.

2.01-7 A "Potential Change in Control" shall be deemed to occur with respect to a Grantor if:

        (a) Any person, as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act"), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Grantor, delivers to the Grantor a statement containing the information required by Schedule 13-D under the Act, or any amendment to any such statement, that shows that such person has acquired, directly or indirectly, the beneficial ownership of (i) more than twenty-five (25%) percent of any class of equity security of the Grantor entitled to vote as a single class in the election or removal from office of directors, or (ii) more than twenty-five (25%) percent of the voting power of any group of classes of equity securities of the Grantor entitled to vote as a single class in the election or removal from office of directors;

        (b) The Grantor becomes aware that preliminary or definitive copies of a proxy statement and information statement or other information have been filed with the Securities and Exchange Commission pursuant to Rule 14a-6, Rule 14c-5, or Rule 14f-1 under the Act relating to a Potential Change in Control of the Grantor;

        (c) Any person delivers to the Grantor pursuant to Rule 14d-3 under the Act a Tender Offer Statement relating to Voting Securities of the Grantor;

        (d) Any person (other than the Grantor or an SCEcorp affiliate) publicly announces an intention to take actions which if consummated would constitute a Change in Control;

        (e) The Grantor enters into an agreement or arrangement, the consummation of which would result in the occurrence of a Change in Control;

        (f) The Grantor's Board approves a proposal, or the Grantor enters into an agreement, which if consummated would constitute a Change in Control; or

        (g) The Grantor's Board adopts a resolution to the effect that, for purposes of this Trust Agreement, a Potential Change in Control has occurred.

Notwithstanding the foregoing, a Potential Change in Control shall not be deemed to occur as a result of any event described in (a) through (g) above, if directors who were a majority of the members of the Grantor's Board prior to such event determine that the event shall not constitute a Potential Change in Control and furnish written notice to the Trustee of such determination.

2.01-8 The Trust Committee or the Chief Executive Officer of the affected Grantor shall furnish written notice to the Trustee when a Potential Change in Control occurs under 2.01-7. For purposes of this trust, a Potential Change in Control shall be deemed to have occurred when the Trustee makes a determination to that effect on its own initiative or upon receipt by the Trustee of written notice to that effect from the affected Grantor or the Trust Committee except as may be provided under 2.01-7.

2.01-9 The Trustee shall accept the contributions made by SCEcorp on behalf of the Grantors and hold them as a trust fund for the payment of benefits under the Plan. The Trustee shall not be responsible for determining the required amount of contributions or for collecting any contribution not voluntarily paid, nor shall the Trustee be responsible for the adequacy of the trust fund to meet and discharge all liabilities under the Plan. Contributions may be in cash or in other assets specified in 2.02.

2.02  Investment And Valuation

2.02-1 The trust fund may be invested primarily in insurance contracts ("Contracts"). Such Contracts may be purchased by SCEcorp on behalf of the Grantors and transferred to the Trustee as in-kind contributions or may be purchased by the Trustee with the proceeds of cash contributions (or may be purchased upon direction by the Trust Committee pursuant to 2.02-2 or an Investment Manager pursuant to 2.02-4). Trust contributions shall include sufficient cash to make projected premium payments on such Contracts and payments of interest due on loans secured by the cash value of such Contracts, unless SCEcorp makes these payments directly on behalf of the Grantors or the Grantors make the payments directly. The Trustee shall have the power to exercise all rights, privileges, options and elections granted by or permitted under any Contract or under the rules of the insurance company issuing the Contract ("Insurer"), including the right to obtain policy loans against the cash value of the Contract.
Prior to a Special Circumstance, the exercise by the Trustee of any incidents of ownership under any Contract shall be subject to the direction of the Trust Committee. The Trustee shall have no power to designate a beneficiary other than the trust, to assign a Contract other than to a successor trustee, or to loan proceeds of any Contract borrowings to any person other than the Grantors. The Trust Committee may from time to time direct the Trustee in writing as to the designation of beneficiary under such Contracts.

Notwithstanding anything contained herein to the contrary, neither SCEcorp, nor any Grantor nor the Trustee shall be liable for the refusal of any Insurer to issue or change any Contract or Contracts or to take any other action requested by the Trustee; nor for the form, genuineness, validity, sufficiency or effect of any Contract or Contracts held in the trust; nor for the act of any person (other than itself) or persons that may render any such Contract or Contracts null and void; nor for failure of any Insurer to pay the proceeds of any such Contract or Contracts as and when the same shall become due and payable; nor for any delay in payment resulting from any provision contained in any such Contract or Contracts; nor for the fact that for any reason whatsoever (other than its own negligence or willful misconduct) any Contracts shall lapse or otherwise become uncollectable.

2.02-2 Prior to a Special Circumstance, the Trustee shall invest the trust fund in accordance with written directions by the Trust Committee, including directions for exercising rights, privileges, options and elections pertaining to Contracts and for borrowing from Contracts or other borrowing by the Trustee. The Trustee shall act only as an administrative agent in carrying out directed investment transactions and shall not be responsible for the investment decision. If a directed investment transaction violates any duty to diversify, to maintain liquidity or to meet any other investment standard under this trust or applicable law, the entire responsibility shall rest upon the Trust Committee. The Trustee shall be fully protected in acting upon or complying with any investment objectives, guidelines, restrictions or directions provided in accordance with this paragraph.

After a Special Circumstance with respect to a Grantor, the Trust Committee shall no longer be entitled to direct the Trustee with respect to the investment of that portion of the trust fund allocated to that Grantor's subtrust(s), unless the Written Consent of Participants of the affected subtrust(s) is obtained for the Trust Committee to continue to have this right pursuant to 2.02-2. If such Written Consent of Participants is not obtained, that portion of the trust fund shall be invested by the Trustee pursuant to 2.02-3 or by an Investment Manager pursuant to 2.02-4. The Trustee or Investment Manager shall have the right to invest the Trust Fund primarily in insurance contracts pursuant to 2.02-1.

Notwithstanding the foregoing, after a Special Circumstance no new investments shall be made at any time in any securities, instruments, accounts or real property of the affected Grantor, and the Trustee may not loan trust fund assets to the affected Grantor, or permit the affected Grantor to pledge trust fund assets as collateral for loans to the affected Grantor without the Written Consent of all of the Participants.

The Trust Committee may not direct the Trustee to make any investments, and the Grantors may not make any contributions of property to the trust fund, which are not permissible investments under 2.02-1 and 2.02-3.

2.02-3 If the Trustee does not receive instructions from the Trust Committee for the investment of part or all of the trust fund for a period of at least 60 days, the Trustee shall invest and reinvest the assets of the trust fund as the Trustee, in its sole discretion, may deem appropriate, in accordance with applicable law.

Permissible investments shall be limited to the following:

        (a)   Insurance or annuity contracts;

        (b) Preferred or common stocks, bonds, notes, debentures, commercial paper, certificates of deposit, money market funds, obligations of governmental bodies, or other securities;

        (c) Interest-bearing savings or deposit accounts with any federally-insured bank or savings and loan association (including the Trustee or an affiliate of the Trustee);

        (d) Shares or certificates of participation issued by investment companies, investment trusts, mutual funds, or common or pooled investment funds (including any common or pooled investment fund now or hereafter maintained by the Trustee or an affiliate of the Trustee); or

        (e) Real property, mortgages, deeds of trust, or notes secured by mortgages or deeds of trust.

2.02-4 Prior to a Change in Control, the Trust Committee may appoint one or more investment managers ("Investment Manager") subject to the following provisions:

        (a) The Trust Committee may appoint one or more Investment Managers to manage (including the power to acquire and dispose of) a specified portion of the assets of the trust (hereinafter referred to as that Investment Manager's "Segregated Fund"). Any Investment Manager so appointed must be either (i) an investment adviser registered as such under the Investment Advisers Act of 1940, (ii) a bank, as defined in that Act, or (iii) an insurance company qualified to perform services in the management, acquisition or disposition of the assets of trusts under the laws of more than one state; and any Investment Manager so appointed must acknowledge in writing to the Trust Committee and to the Trustee that it is a fiduciary with respect to the trust assets. The Trustee, until notified in writing to the contrary, shall be fully protected in relying upon any written notice of the appointment of an Investment Manager furnished to it by the Trust Committee. In the event of any vacancy in the office of Investment Manager, the Trustee, upon seven days prior written notice of the vacancy in the office of Investment Manager shall be deemed to be the Investment Manager of that Investment Manager's Segregated Fund until an Investment Manager thereof shall have been duly appointed; and in such event, until an Investment Manager shall have been so appointed and qualified, references herein to the Trustee's acting in respect of that Segregated Fund pursuant to direction from the Investment Manager shall be deemed to authorize the Trustee to act in its own discretion in managing and controlling the assets of that Segregated Fund, and subparagraphs (b) and (c) below shall have no effect with respect thereto and shall be disregarded.

        (b)   Each Investment Manager appointed pursuant to subparagraph
              (a) above shall have exclusive authority and discretion to manage and control the assets of its Segregated Fund and may invest and reinvest the assets of the

              Segregated Fund in any investments in which the Trustee is authorized to invest under 2.02-3, subject to the terms and limitations of any written instruments pertaining to its appointment as Investment Manager. Copies of any such written instruments shall be furnished to the Trustee. In addition, each Investment Manager from time to time and at any time may delegate to the Trustee (or in the event of any vacancy in the office of Investment Manager, the Trustee, upon seven days prior written notice of the vacancy in the office of Investment Manager, may, until an Investment Manager thereof shall have been duly appointed, exercise in respect of that Investment Manager's Segregated Fund) discretionary authority to invest and reinvest otherwise uninvested cash held in its Segregated Fund temporarily in bonds, notes or other evidences of indebtedness issued or fully guaranteed by the United States of America or any agency or instrumentality thereof, or in other obligations of a short-term nature, including prime commercial obligations or part interests therein.

        (c) Unless the Trustee knowingly participates in, or knowingly undertakes to conceal, an act or omission of an Investment Manager, knowing such act or omission to be a breach of the fiduciary responsibility of the Investment Manager with respect to the trust assets, the Trustee shall not be liable for any act or omission of any Investment Manager and shall not be under any obligation to invest or otherwise manage the assets of the Plan that are subject to the management of any Investment Manager. Without limiting the generality of the foregoing, the Trustee shall not be liable by reason of its taking or refraining from taking at the direction of an Investment Manager any action in respect of that Investment Manager's Segregated Fund. The Trustee shall be under no duty to question or to make inquiries as to any direction or order or failure to give direction or order by any Investment Manager; and the Trustee shall be under no duty to make any review of investments acquired for the trust at the direction or order of any Investment Manager and shall be under no duty at any time to make any recommendation with respect to disposing of or continuing to retain any such investment.

2.02-5 The values of all assets in the trust fund shall be reasonably determined by the Trustee and may be based on the determination of qualified independent parties or Experts (as described in 2.06-2). At any time before or after a Special Circumstance, the Trustee shall have the right to secure confirmation of value by a qualified independent party or Expert for all property of the trust fund, as well as any property to be substituted for other property of the trust fund pursuant to 2.05. Before a Special Circumstance the Trust Committee may designate one or more independent parties, who are acceptable to the Trustee, to determine the fair market value of any notes, securities, real property or other assets.

Any insurance or annuity contracts held in the trust fund shall be valued at their cash surrender value, except for purposes of substituting other property for such Contracts pursuant to 2.05-2. All securities shall be valued net of costs to sell, or register for sale, such securities. All real property shall be valued net of costs to sell such real property. All other assets of the trust fund shall be valued at their fair market value.

SCEcorp shall pay on behalf of the Grantors all costs incurred in valuing the assets of the trust fund including any assets to be substituted for other assets of the trust fund pursuant to 2.05. If not so paid, these costs shall be paid from the trust fund. SCEcorp shall reimburse the trust fund within 30 days after receipt of a bill from the Trustee for any such costs paid out of the trust fund.

2.02-6 Following a Change in Control of a Grantor, the Trustee shall be the Investment Manager of the assets of the affected subtrust(s). While the Trustee is the Investment Manager, any requirements in the Plan or Trust Agreement that the Investment Manager or the Trustee provide the other with prior written notice or other communication shall not apply.

2.03  Subtrusts

2.03-1 The Trustee shall establish a Grantor subtrust for each Plan in which a Grantor participates to which it shall credit contributions it receives which are earmarked for that Grantor. The Trustee shall also establish a separate subtrust to which it shall credit contributions it receives which are earmarked to the special reserve for payment of future fees and expenses of the Trustee. Each subtrust shall reflect an undivided interest in assets of the trust fund and shall not require any segregation of particular assets, except that an insurance contract covering benefits of a particular Plan shall be held in the subtrust for the Plan. All contributions shall be designated by SCEcorp for a particular subtrust. However, any contribution received by the Trustee which is not earmarked for a particular subtrust shall be allocated among the subtrusts as the Trustee may determine in its sole discretion.
The Trust Committee may direct the Trustee, or the Trustee may determine on its own initiative, to maintain a separate sub-account within each subtrust for a Plan for each Participant who is covered by the subtrust. Each sub-account in a subtrust shall reflect an individual interest in assets of the subtrust and, as much as possible, shall operate in the same manner as if it were a separate subtrust.

2.03-2 The Trustee shall allocate investment earnings and losses and expenses of the trust fund among the subtrusts in proportion to their balances, except that changes in the value of an insurance contract (including premiums and interest on loans on an insurance contract) shall be allocated to the subtrust for which it is held. Payments to creditors during Insolvency Administration under 5.02 shall be charged against the affected Grantor's subtrusts in proportion to their balances, except that payment of Plan benefits to a Participant as a general creditor shall be charged against the subtrust for that Plan.

2.03-3 Assets allocated to a subtrust for one Plan may not be utilized to provide benefits under any other Plan until all benefits under such Plan have been paid in full, except that Excess Assets (as defined in 2.04-2) of a subtrust may be transferred to other subtrusts pursuant to 2.04-5.

2.04  Recapture Of Excess Assets

2.04-1 In the event the trust shall hold Excess Assets, the Trust Committee, at its option, may direct the Trustee to return part or all of such Excess Assets to the Grantors.

2.04-2 "Excess Assets" are assets of the trust or a subtrust exceeding one hundred twenty-five percent (125%) of the amounts described in 2.01-3.

2.04-3 The calculation required by 2.04-2 shall be based on the terms of the Plan. Before a Special Circumstance, the calculation shall be made by the Trust Committee or a qualified actuary or consultant selected by the Trust Committee. After a Special Circumstance, the calculation shall be made by a qualified actuary or consultant selected by the Trustee, provided the Trust Committee may select a qualified actuary or consultant with the Written Consent of Participants.

2.04-4 Excess Assets shall be returned to the Grantors in any order of priority directed by the Trust Committee, unless the Trustee determines otherwise to protect the Participants.

2.04-5 If any subtrust for a Grantor holds Excess Assets, the Trust Committee may direct the Trustee to transfer such Excess Assets to other subtrusts of the Grantor. After a Special Circumstance, the Trustee may also transfer Excess Assets of a subtrust for a Grantor to other subtrusts for that Grantor upon its own initiative in such amounts as it may determine in its sole discretion.

Excess Assets of a subtrust for a Plan shall be determined in the same manner as Excess Assets of the trust are determined pursuant to 2.04-2 and 2.04-3. In making this determination, each subtrust for a Plan shall bear its allocable share of the amounts described in 2.01-3 which relate to that Plan. The Trustee, in its sole discretion, shall determine whether there are Excess Assets in the separate subtrust which constitutes the reserve for payment of future fees and expenses of the Trustee. Excess Assets for this subtrust shall be any amounts which the Trustee reasonably determines will not be needed in the future for payment of such fees and expenses.

2.05  Substitution Of Other Property

2.05-1 SCEcorp shall have the power to re-acquire on behalf of the Grantors part or all of the assets or collateral held in the trust fund at any time, by simultaneously substituting for it other readily marketable property of equivalent value, net of any costs of disposition; provided that, if the trust holds Excess Assets, the property which is substituted shall not be required to be of equivalent value, but only of sufficient value so that the trust will retain Excess Assets of not less than $10,000 after such substitution. The property which is substituted must be among the types of investments authorized under 2.02 and may not be less liquid or marketable or less well secured than the property for which it is substituted, as determined by the Trust Committee. Such power is exercisable in a nonfiduciary capacity and may be exercised without the approval or consent of Participants or any other person.

2.05-2 Except for insurance contracts, the value of any assets re-acquired under 2.05-1 shall be determined as provided in 2.02-5. The value of any insurance contract re-acquired under 2.05-1 shall be the present value of future projected cash flow or benefits payable under the Contract, but not less than the cash surrender value. The projection shall include death benefits based on reasonable mortality assumptions, including known facts specifically relating to the health of the insured and the terms of the Contract to be re-acquired. Values shall be reasonably determined by the Trustee and may be based on the determination of qualified independent parties and Experts, as described in 2.02-5 and 2.06-2. The Trustee shall have the right to secure confirmation of value by a qualified independent party or Expert for all property to be substituted for other property.

2.05-3 SCEcorp shall pay on behalf of the Grantors all costs incurred in valuing the assets of the trust fund, including any assets to be substituted for other assets of the trust fund pursuant to 2.05. If not so paid, these costs shall be paid from the trust fund. SCEcorp shall reimburse the trust fund within 30 days after receipt of a bill from the Trustee for any such costs paid out of the trust fund.

2.06 Administrative Powers Of Trustee

2.06-1 Subject in all respects to applicable provisions of this Trust Agreement, including limitations on investment of the trust fund, the Trustee shall have the rights, powers and privileges of an absolute owner when dealing with property of the trust, including (without limiting the generality of the foregoing) the powers listed below:

        (a) To sell, convey, transfer, exchange, partition, lease, and otherwise dispose of any of the assets of the trust at any time held by the Trustee under this Trust Agreement;

        (b) To exercise any option, conversion privilege or subscription right given the Trustee as the owner of any security held in the trust; to vote any corporate stock either in person or by proxy, with or without power of substitution; to consent to or oppose any reorganization, consolidation, merger, readjustment of financial structure, sale, lease or other disposition of the assets of any corporation or other organization, the securities of which may be an asset of the trust; and to take any action in connection therewith and receive and retain any securities resulting therefrom;

        (c) To deposit any security with any protective or reorganization committee, and to delegate to such committee such power and authority with respect thereto as the Trustee may deem proper, and to agree to pay out of the trust such portion of the expenses and compensation of such committee as the Trustee, in its discretion, shall deem appropriate;

       (d) To cause any property of the trust to be issued, held or registered in the name of the Trustee as trustee, or in the name of one or more of its nominees, or one or more nominees of any system for the central handling of securities, or in such form that title will pass by delivery, provided that the records of the Trustee shall in all events indicate the true ownership of such property, or to deposit any securities held in the trust with a securities depository;

        (e) To renew or extend the time of payment of any obligation due or to become due;

        (f) To commence or defend lawsuits or legal or administrative proceedings; to compromise, arbitrate or settle claims, debts or damages in favor of or against the trust; to deliver or accept, in either total or partial satisfaction of any indebtedness or other obligation, any property; to continue to hold for such period of time as the Trustee may deem appropriate any property so received; and to pay all costs and reasonable attorneys' fees in connection therewith out of the assets of the trust;

        (g) To foreclose any obligation by judicial proceeding or otherwise;

        (h) Subject to 2.02, to borrow money from any person in such amounts, upon such terms and for such purposes as the Trustee, in its discretion, may deem appropriate; and in connection therewith, to execute promissory notes, mortgages or other obligations and to pledge or mortgage any trust assets as security; and to lend money on a secured or unsecured basis to any person other than a party in interest;

        (I) To manage any real property in the trust in the same manner as if the Trustee were the absolute owner thereof, including the power to lease the same for such term or terms within or beyond the existence of the trust and upon such conditions as the Trustee may deem proper; and to grant options to purchase or acquire options to purchase any real property;

        (j) To appoint one or more persons or entities as ancillary trustee for the purpose of investing in and holding title to real or personal property or any interest therein; provided that any such ancillary trustee shall act with such power, authority, discretion, duties, and functions of the Trustee as shall be specified in the instrument establishing such ancillary trust, including (without limitation) the power to receive, hold and manage property, real or personal, or undivided interests therein; and the Trustee may pay the reasonable expenses and compensation of such ancillary trustees out of the trust;

        (k) To hold such part of the assets of the trust uninvested for such limited periods of time as may be necessary for purposes of orderly trust administration or pending required directions, without liability for payment of interest;

        (l) To determine how all receipts and disbursements shall be credited, charged or apportioned as between income and principal, and the decision of the Trustee shall be final and not subject to question by any Participant or Beneficiary of the trust;

        (m) To dispose of any property in the trust fund and to foreclose on any notes from a Grantor (and dispose of any collateral securing such notes, subject to the terms of any pledge agreement) upon any Default (as defined in 1.03-4), after 60 days written notice to the Grantor to permit the Grantor to cure any Default; and

        (n) Generally to do all acts, whether or not expressly authorized, which the Trustee may deem necessary or desirable for the orderly administration or protection of the trust fund.

2.06-2 The Trustee may engage one or more qualified independent attorneys, accountants, actuaries, appraisers, consultants or other experts (an "Expert") with respect to its determination under the Trust, including the determination of Excess Assets pursuant to 2.04 or disputed claims pursuant to 3.03. The Trustee shall have no duty to oversee or independently evaluate the determination of the Expert. The Trustee shall be authorized to pay the fees and expenses of any Expert out of the assets of the trust fund.

2.06-3 The Grantors shall from time to time pay taxes (references in this Trust Agreement to the payment of taxes shall include interest and applicable penalties) of any and all kinds whatsoever which at any time are lawfully levied or assessed upon or become payable in respect of their pro rata shares of the trust fund, the income or any property forming a part thereof, or any security transaction pertaining thereto. To the extent that any taxes levied or assessed upon the trust fund are not paid by the Grantors or contested by the Grantors pursuant to the last sentence of this paragraph, the Trustee shall pay such taxes out of the trust fund, and the Grantors shall upon demand by the Trustee, deposit into the trust fund, through their agent, SCEcorp, an amount equal to the amount paid from the trust fund to satisfy such tax liability. If requested by SCEcorp, the Trustee shall contest the validity of such taxes in any manner deemed appropriate by SCEcorp or its counsel, but only if it has received an indemnity bond or other security satisfactory to it to pay any expenses of such contest. Alternatively, SCEcorp may itself contest the validity of any such taxes, but any such contest shall not affect the Grantors' obligation to reimburse the trust fund for taxes paid from the trust fund.

2.06-4   Notwithstanding any powers granted to Trustee pursuant to this
Trust Agreement or to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Code.

                                 III.
                             ADMINISTRATION


3.01  Committee; Company Representatives

3.01-1 The Compensation Committee is the administrator of the Plan and has general responsibility to interpret the Plan and determine the rights of Participants and beneficiaries. Day-to-day administration of the Plan has been delegated to SCEcorp management. The Compensation Committee is the administrator of this Trust Agreement and shall act on behalf of all Grantors with respect to the Administration of this Trust Agreement; however, day-to-day administration of the Plan has been delegated to the Trust Committee. Notwithstanding any other provision of this Trust Agreement, each Grantor is responsible for contributions to fund benefits accrued by Participants while employed by the Grantor and for its pro rata share of expenses of the trust (based on the amount of assets allocated to the Grantor's subtrust(s)) and shall reimburse SCEcorp for payments advanced by SCEcorp on its behalf.

3.01-2 The Trustee shall be given the names and specimen signatures of the members of the Trust Committee and any other SCEcorp representatives authorized to take action in regard to the administration of the Plan and this trust. The Trustee shall accept and rely upon the names and signatures until notified of any change. Instructions to the Trustee shall be signed for the Trust Committee by the chairman or such other person as the Trust Committee may designate.

3.02  Payment Of Benefits

3.02-1 The Trustee shall pay benefits to Participants and beneficiaries on behalf of the Grantors in satisfaction of their obligations under the Plan. Each Grantor shall contribute to the trust such amounts as are necessary to fund benefits accrued by Participants while in the active service of the Grantor and to enable the Trustee to make all such Plan benefit payments to Participants when due, whenever the Trustee advises the Trust Committee that the assets of the relevant subtrust, other than insurance contracts or amounts needed to pay future premiums or loan interest payments on insurance contracts, are insufficient to make such payments. Benefit payments from a subtrust shall be made in full until the assets of the subtrust are exhausted. Payments due on the date the subtrust is exhausted shall be covered pro rata. A Grantor's benefit payment obligation shall not be limited to the portion of the trust fund allocated to the Grantor's subtrust(s), and a Participant or Beneficiary shall have a claim against a Grantor for any payment not made by the Trustee.

Notwithstanding the foregoing, and in the discretion of the Grantors, benefits payments may be paid directly to Participants at any time. Grantors shall pay benefits directly to Participants and beneficiaries in satisfaction of their obligations under a Plan whenever either (i) the assets of the subtrust are not then sufficient to satisfy any then applicable contribution or funding requirements imposed under 2.01, or
(ii) there are no assets in
the subtrust other than insurance contracts. If a Grantor fails to make any such required payments when due, after 60 days' written notice to the Grantor to permit the Grantor to make any such payments, the Trustee shall pay benefits to Participants and beneficiaries under any Plan from the assets of the subtrust for that Plan.

3.02-2 A Participant's entitlement to benefits under the Plan shall be determined by the Compensation Committee. Any benefit enhancement or right with respect to the Plan which is provided under employment or severance agreements of Participants shall be taken into account in making the foregoing determination. Any claim for such benefits shall be considered and reviewed under the claims procedures established for that Plan.

3.02-3 The Trustee shall make payments in accordance with written directions from the Trust Committee or its designee, except as provided in 3.03. The Trustee may request such directions from the Trust Committee or its designee. If the Trust Committee or its designee fails to furnish written directions to the Trustee within 60 days after receiving a written request for directions from the Trustee, the Trustee may make payments determined by the amounts due under the terms of the Plan in reliance upon the most recent Payment Schedule furnished to it by the Trust Committee.

The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required prior to or coincident with making any benefit payments hereunder and shall pay amounts withheld to taxing authorities on the Grantor's behalf or determine that such amounts have been reported, withheld and paid by the Grantor.

3.02-4 The Trustee shall use the assets of the trust or any subtrust to make benefit payments or other payments in such order of priority as the Trustee may determine, or as may be directed by the Trust Committee.

3.03 Disputed Claims

3.03-1 A Participant covered by this Trust whose claim has been denied by the Trust Committee, or who has received no response to the claim within 60 days after submission, may submit the claim to the Trustee. The Trustee shall give written notice of the claim to the Trust Committee.
If the Trustee receives no written response from the Trust Committee within 60 days after the date the Trust Committee is given written notice of the claim, the Trustee shall pay the Participant the amount claimed, unless it determines in its sole discretion that a lesser amount is due under the terms of the Plan. If a written response is received within such 60 days, the Trustee shall consider the claim in its sole and absolute discretion, including the Trust Committee's response. If the merits of the claim depend on compensation, service or other data in the possession of SCEcorp or a Grantor and it is not provided, the Trustee may rely upon information provided by the Participant. Any benefit enhancement or right with respect to the Plan which is provided under employment or severance agreements of Participants shall be taken into account in making the foregoing determination.

3.03-2 The Trustee shall give written notice to the Participant and the Trust Committee of its decision on the claim. If the decision is to grant the claim, the Trustee shall make payment to the Participant. The Trustee may decline to decide a claim and may file suit to have the matter resolved by a court of competent jurisdiction. All of the Trustee's expenses in the court proceeding, including attorneys fees, shall be allowed as administrative expenses of the trust.

The Participant, SCEcorp or the Grantor may challenge the Trustee's decision by filing suit in a court of competent jurisdiction. If no such suit is filed within 60 days after delivery of written notice of the Trustee's decision, the decision shall become final and binding on all parties.

Notwithstanding the two preceding paragraphs, and because it is agreed that time will be of the essence in determining whether any payments are due a Participant or Beneficiary under the Trust, a Participant or Beneficiary may, if he or she desires, submit any claim for payment under the Trust to arbitration. This right to select arbitration shall be solely that of the Participant or Beneficiary and the Participant or Beneficiary may decide whether or not to arbitrate in his or her discretion. The "right to select arbitration" is not mandatory on the Participant or Beneficiary, and the Participant or Beneficiary may choose in lieu thereof to bring an action in an appropriate civil court. Once an arbitration is commenced, however, it may not be discontinued without the mutual consent of the parties to the arbitration. During the lifetime of the Participant only he or she can use the arbitration procedure set forth in this section.

Any claim for arbitration may be submitted as follows: if a Participant or Beneficiary has submitted a request to be paid under the Trust and the claim is finally denied by the Trustee in whole or in part, the claim may be filed in writing with an arbitrator of the Participant's or Beneficiary's choice who is selected by the method described in the next four sentences. The first step of the selection shall consist of the Participant or Beneficiary submitting a list of five potential arbitrators to the Trust Committee. Each of the five arbitrators must be either (1) a member of the National Academy of Arbitrators located in the State of California or (2) a retired California Superior Court or Appellate Court judge. Within one week after receipt of the list, the Trust Committee shall select one of the five arbitrators as the arbitrator for the dispute in question. If the Trust Committee fails to select an arbitrator within one week after receipt of the list, the Participant or Beneficiary shall then designate one of the five arbitrators for the dispute in question.

The arbitration hearing shall be held within seven days (or as soon thereafter as possible) after the picking of the arbitrator. No continuance of said hearing shall be allowed without the mutual consent of the Participant or Beneficiary, the Trust Committee and the affected Grantor. Absence from or nonparticipation at the hearing by any party shall not prevent the issuance of an award. Hearing procedures which will expedite the hearing may be ordered at the arbitrator's discretion, and the arbitrator may close the hearing in his or her sole discretion when he or she decides he or she has heard sufficient evidence to satisfy issuance of an award. The arbitrator's award shall be rendered as expeditiously as possible and in no event later than one week after the close of the hearing.
In the event the arbitrator finds that the Trust Committee or the Grantor has breached the terms of the Trust, he or she shall order the Trustee to pay to the Participant or Beneficiary within two business days after the decision is rendered the amount then due the Participant or Beneficiary. The award of the arbitrator shall be final and binding upon the parties. The award may be enforced in any appropriate court as soon as possible after its rendition. The Trust Committee or the Grantor will be considered the prevailing party in a dispute if the arbitrator determines
(1) that the Trust Committee or the affected Grantor has not breached the terms of the Trust and (2) the claim by the Participant or Beneficiary was not made in good faith. Otherwise, the Participant or Beneficiary will be considered the prevailing party. In the event that the Trust Committee or the Grantor is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (excluding any attorneys' fees incurred by Trust Committee or the Grantor) including stenographic reporter, if employed, shall be paid by the losing party. In the event that the Participant or Beneficiary is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (including all attorneys' fees incurred by the Participant or Beneficiary in pursuing his or her claim), including the fees of a stenographic reporter, if employed, shall be paid from trust assets. The affected Grantor shall reimburse the trust fund within 30 days after receipt of a bill from the Trustee for any such Participant's expenses which are reimbursed by the Trustee.

3.04  Records

3.04-1 The Trustee shall keep complete records on the trust fund open to inspection by the Grantors, the Compensation Committee and the Trust at all reasonable times. In addition to accountings required below, the Trustee shall furnish to the Grantors, the Compensation and Trust Committees any information reasonably requested about the trust fund.

3.05  Accountings

3.05-1 The Trustee shall furnish the Trust Committee with a complete statement of accounts annually within 60 days after the end of the trust year showing assets and liabilities and income and expense for the year of the trust and each subtrust. The Trustee shall also furnish the Trust Committee with accounting statements at such other times as the Trust Committee may reasonably request. The form and content of the statement of accounts shall be sufficient for each Grantor to include in computing its taxable income and credits the income, deductions and credits against tax that are attributable to the portion of the trust fund allocated to its subtrust(s).

3.05-2 The Trust Committee may object to an accounting within 180 days after it is furnished and require that it be settled by audit by a qualified, independent certified public accountant. The auditor shall be chosen by the Trustee from a list of at least five such accountants furnished by the Trust Committee at the time the audit is requested. Either the Trust Committee or the Trustee may require that the account be settled by a court of competent jurisdiction, in lieu of or in conjunction with the audit. All expenses of any audit or court proceedings, including reasonable attorneys' fees, shall be allowed as administrative expenses of the trust.

3.05-3 If the Trust Committee does not object to an accounting within the time provided, the account shall be settled for the period covered by it.

3.05-4 When an account is settled, it shall be final and binding on all parties, including all Participants and persons claiming through them.

3.06  Expenses And Fees

3.06-1 The Trustee shall be reimbursed for all reasonable expenses and shall be paid a reasonable fee fixed by agreement with the Trust Committee from time to time. No increase in the fee shall be effective before 60 days after the Trustee gives written notice to the Trust Committee of the increase. The Trustee shall notify the Trust Committee periodically of expenses and fees.

3.06-2 SCEcorp shall pay Trustee and other administrative and valuation fees and expenses on behalf of the Grantors. If not so paid, these fees and expenses shall be paid from the trust fund.


                                   IV.
                                LIABILITY

4.01  Indemnity

The Trustee will have the duty to discharge its responsibilities under this Trust Agreement with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and aims. Subject to such limitations as may be imposed by applicable law, the Grantors shall indemnify and hold harmless the Trustee from any claim, loss, liability or expense arising from any action or inaction in administration of this trust based on direction or information from either SCEcorp, another Grantor, the Compensation or Trust Committees, any Investment Manager or any Expert, absent willful misconduct, negligence or bad faith.

4.02 Bonding

The Trustee need not give any bond or other security for performance of its duties under this trust.

                                  V.
                               INSOLVENCY

5.01  Determination of Insolvency

5.01-1  A Grantor is Insolvent for purposes of this trust if:

        (a)   A Grantor is unable to pay its debts as they come due; or

        (b) A Grantor is the subject of a pending proceeding as a debtor under the federal Bankruptcy Code (or any successor federal statute).

5.01-2 The Grantor shall promptly give notice to the Trustee when a Grantor becomes Insolvent. The Chief Executive Officer of the Grantor shall be obligated to give such notice. If the Trustee receives such notice or receives from any other person claiming to be a creditor of the Grantor a written allegation that the Grantor is Insolvent, the Trustee shall independently determine whether such insolvency exists. The Trustee may rely on such evidence concerning the Grantor's solvency as may be furnished to Trustee and that provides the Trustee with a reasonable basis for making a determination concerning the Grantor's solvency. The expenses of such determination shall be allowed as administrative expenses of the trust.

5.01-3 Upon receipt of the notice or allegation described in 5.01-2, the Trustee shall discontinue making payments to Participants and beneficiaries under the Plan from the portion of the trust fund allocable to the affected Grantor's subtrusts and shall commence Insolvency
Administration under 5.02.

5.01-4 The Trustee shall have no obligation to investigate the financial condition of the Grantor prior to receiving a notice or allegation of insolvency under 5.01-2.

5.02  Insolvency Administration

5.02-1 During Insolvency Administration, the Trustee shall hold the Grantor's subtrust funds for the benefit of the creditors of the Grantor and make payments only in accordance with 5.02-2. The Trustee shall continue the investment of the trust fund in accordance with 2.02.

5.02-2 The Trustee shall make payments out of the trust fund in accordance with instructions from a court, or a person appointed by a court, having jurisdiction over the Grantor's condition of insolvency to:

        (a)   Creditors;

        (b)   Participants and beneficiaries; or

        (c)   The Trustee in payment of its fees or expenses.

5.02-3 During Insolvency Administration, the Participants and beneficiaries shall have no greater rights than general creditors of the Grantor. Nothing in this Trust Agreement shall in any way diminish any rights of Plan Participants or their beneficiaries to pursue their rights as general creditors of the Grantor with respect to benefits due under the Plan or otherwise.

5.03  Termination Of Insolvency Administration

5.03-1 Insolvency Administration shall terminate when the Trustee determines that the Grantor:

        (a) Is not Insolvent, in response to a notice or allegation of insolvency under 5.01-2;

        (b)   Has ceased to be Insolvent; or

        (c) Has been determined by a court of competent jurisdiction not to be Insolvent or to have ceased to be Insolvent.

5.03-2 Upon termination of Insolvency Administration under 5.03-1, the affected subtrust(s) shall again be held for the benefit of the Participants and beneficiaries under the Plan. Benefit payments due during the period of Insolvency Administration shall be made as soon as practicable, together with interest from the due dates at the rate credited on the Participant's account under the Plan.

5.04  Creditors' Claims During Solvency

5.04.1 During periods of a Grantor's Solvency, the Trustee shall hold the Grantor's subtrust(s) exclusively to pay Plan benefits and the allocable fees and expenses of the trust until all benefits have been paid. Creditors of the Grantor shall not be paid during a Grantor's Solvency from the trust fund, which may not be seized by or subjected to the claims of such creditors in any way.

5.04-2 A period of Solvency for a Grantor is any period not covered by 5.02.


                                   VI.
                           SUCCESSOR TRUSTEES

6.01  Resignation And Removal

6.01-1  The Trustee may resign at any time by notice to the Trust
Committee, which shall be effective in 60 days unless the Trust Committee and the Trustee agree otherwise.

6.01-2 The Trustee may be removed by the Trust Committee on 60 days' written notice or shorter notice accepted by the Trustee.

After a Special Circumstance, the Trustee may be removed only with the Written Consent of the Participants.

6.01-3 When resignation or removal is effective, the Trustee shall begin transfer of assets to the successor Trustee immediately. The transfer shall be completed within 60 days, unless the Trust Committee extends the time limit.

6.02  Appointment Of Successor

6.02-1 If the Trustee resigns or is removed, the Trust Committee shall appoint a successor by the effective date of resignation or removal under 6.01-1 or 6.01-2. The Trust Committee may appoint any national or state bank or trust company that is unrelated to the Trust Committee as a successor to replace the Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, which shall have all of the rights and powers of the former Trustee, including ownership rights in the trust assets. The former Trustee shall execute any instruments necessary or reasonably requested by the Trust Committee or the successor Trustee to evidence the transfer. After a Special Circumstance, a successor Trustee may be appointed only with the Written Consent of Participants. If no such appointment has been made, the Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of the Trustee in connection with the proceeding shall be allowed as administrative expenses of the trust.

6.02-2 The successor Trustee need not examine the records and acts of any prior Trustee and may retain or dispose of existing trust assets, subject to Article II. The successor Trustee shall not be responsible for, and the Grantors shall indemnify and hold harmless the successor Trustee from any claim or liability because of, any action or inaction of any prior Trustee.

6.03  Accountings; Continuity

6.03-1 A Trustee who resigns or is removed shall submit a final accounting to the Trust Committee as soon as practicable. The accounting shall be received and settled as provided in 3.05 for regular accountings.

6.03-2 No resignation or removal of the Trustee or change in identity of the Trustee for any reason shall cause a termination of the Plan or this trust.


                                  VII.
                           GENERAL PROVISIONS

7.01  Interests Not Assignable

7.01-1 The interest of a Participant in the trust fund may not be anticipated, assigned, pledged or otherwise encumbered, seized by legal process, transferred or subjected to the claims of the Participant's creditors in any way. Notwithstanding the foregoing, the benefit payable to a Participant may be assigned in full or in part, pursuant to a domestic relations order of a court of competent jurisdiction.

7.01-2 No Grantor may create a security interest in the trust fund in favor of any of its creditors. The Trustee shall not make payments from the trust fund of any amount to creditors of any Grantor, other than Participants, except as provided in 5.02.

7.01-3 The Participants shall have no interest in the assets of the trust fund beyond the right to receive payment of Plan benefits subject to the restrictions during Insolvency referred to in 5.02. During Insolvency Administration, the Participants' rights to trust assets shall not be superior to those of any other general creditors of the affected Grantor.

7.02  Amendment

The Grantors and the Trustee may amend this Trust Agreement at any time by a written instrument executed by the parties. Except as provided below, any such amendment may be made only with the Written Consent of Participants after a Special Circumstance. Notwithstanding the foregoing, any such amendment may be made by written agreement of the Grantors and the Trustee without the Written Consent of Participants if such amendment will not have a material adverse effect on the rights of any Participant hereunder or is necessary to comply with any laws, regulations or other legal requirements. No amendment will conflict with the terms of the Plan or make the trust revocable.

7.03  Applicable Law

This trust shall be governed, construed and administered according to the laws of California.

7.04  Agreement Binding On All Parties

This Trust Agreement shall be binding upon the heirs, personal representatives, successors and assigns of any and all present and future parties.

7.05  Notices And Directions

Any notice or direction under this Trust Agreement shall be in writing and shall be effective when actually delivered or, if mailed, when deposited postpaid as first-class mail. Mail to a party shall be directed to the address stated below or to such other address as any party may specify by notice to the other parties. Notices to the Trust Committee shall be sent to the address of SCEcorp. Notices to Participants who have submitted claims under 3.03 shall be mailed to the address shown in the claim submission. Until notice is given to the contrary, notices to the Grantors and the Trustee shall be addressed as follows:

Grantors

SCEcorp                                   Southern California Edison Company
Attention: Chief Financial Officer        Attention: Chief Financial Officer
2244 Walnut Grove Avenue                  2244 Walnut Grove Avenue
Rosemead, CA  91770                       Rosemead, CA  91770



The Mission Group                         Mission Energy Company
Attention: Office of the President        Attention: President
18101 Von Karman Avenue, Suite 1700       18101 Von Karman Avenue, Suite 1700
Irvine, CA  92715-1007                    Irvine, CA  92715-1007



Mission First Financial                   Mission Land Company
Attention: President                      Attention: President
18101 Von Karman Avenue, Suite 1700       18101 Von Karman Avenue, Suite 1700
Irvine, CA  92715-1007                    Irvine, CA  92715-1007



Trustee

U.S. Trust Company of California N. A.
Attention: Charles Wert
555 South Flower Street
Los Angeles, CA  90071-2429


7.06  No Implied Duties

The duties of the Trustee shall be those stated in this trust, and no other duties shall be implied.

7.07  Gender, Singular And Plural

All pronouns and any variations thereof shall be deemed to refer to the masculine or feminine, as the identity of the person or persons may require. As the context may require, the singular may be read as the plural and the plural as the singular.

7.08  Validity

If any provision of this Trust Agreement is held invalid, void or unenforceable, the same shall not affect the validity of any other provision.


                                  VIII.
                                 INSURER

8.01  Insurer Not A Party

The Insurer shall not be deemed to be a party to this Trust Agreement, and its obligations shall be measured and determined solely by the terms of its Contracts and other agreements executed by it.

8.02  Authority Of Trustee

The Insurer shall accept the signature of the Trustee on any documents or papers executed in connection with such Contracts. The signature of the Trustee shall be conclusive proof to the Insurer that the person on whose life an application is being made is eligible to have such Contract issued on his life and is eligible for a Contract of the type and amount requested.

8.03  Contract Ownership

The Insurer shall deal with the Trustee as the sole and absolute owner of the trust's interests in such Contracts and shall have no obligation to inquire whether any action or failure to act on the part of the Trustee is in accordance with or authorized by the terms of the Plan or this Trust Agreement.

8.04  Limitation Of Liability

The Insurer shall be fully discharged from any and all liability for any action taken or any amount paid in accordance with the direction of the Trustee and shall have no obligation to see to the proper application of the amounts so paid. The Insurer shall have no liability for the operation of this Trust Agreement or the Plan, whether or not in accordance with their terms and provisions.

8.05  Change Of Trustee

The Insurer shall be fully discharged from any and all liability for dealing with a party or parties indicated on its records to be the Trustee until such time as it shall receive at its home office written notice of the appointment and qualification of a successor Trustee.

///
///
///

IN WITNESS WHEREOF, the parties have caused this Trust Agreement to be executed by their respective duly authorized officers on the dates set forth below.

GRANTORS:

SCEcorp                                   Southern California Edison Company
By            Alan J. Fohrer              By        Alan J. Fohrer
      ------------------------------           ----------------------------
Title: Executive Vice President           Title: Executive Vice President
       and Chief Financial Officer               and Chief Financial Officer
      ------------------------------           ----------------------------
Date:      August 7, 1995                 Date:       August 7, 1995
      ------------------------------           ----------------------------


Mission Energy Company                    Mission First Financial
By       Edward R. Muller                 By    Thomas R. McDaniel
      ------------------------------           ----------------------------
Title:  President and Chief               Title: President and Chief
          Executive Officer                       Financial Officer
      ------------------------------           ----------------------------
Date:      August 22, 1995                Date:   August 10, 1995
      ------------------------------           ----------------------------


Mission Land Company                      The Mission Group
By      Thomas R. McDaniel                By     Thomas R. McDaniel
      ------------------------------           ----------------------------
Title:  President and Chief               Title:  Office of the President
         Financial Officer
      ------------------------------           ----------------------------
Date:     August 10, 1995                 Date:    August 10, 1995
      ------------------------------           ----------------------------


TRUSTEE:

U.S. Trust Company of California N.A.
By      Dennis M. Kunisaki
      ------------------------------
Title:    Vice President
      ------------------------------
Date:     August 27, 1995
      ------------------------------



PAGE

                                                      EXHIBIT 10.11

















                               SCEcorp


                Executive Deferred Compensation Plan

















                    As Adopted December 14, 1994
                      Effective January 1, 1995
PAGE

            SCEcorp EXECUTIVE DEFERRED COMPENSATION PLAN


                          TABLE OF CONTENTS


Section                  Title                                 Page
-------                  -----                                 ----

ARTICLE 1  DEFINITIONS                                           1

ARTICLE 2  PARTICIPATION                                         4

    2.01  Participant Election                                   4
    2.02  Annual Deferral                                        4
    2.03  Continuation of Participation                          5

ARTICLE 3  EMPLOYEE DEFERRALS                                    5

    3.01  Participation Election                                 5
    3.02  Minimum Annual Deferral                                5
    3.03  Maximum Annual Deferral                                5
    3.04  Deferral of Special Awards                             5
    3.05  Benefit Adjustment                                     6
    3.06  Vesting                                                6

ARTICLE 4  MATCHING CREDITS                                      6

    4.01  Amount                                                 6
    4.02  Vesting                                                6

ARTICLE 5  DEFERRAL ACCOUNTS                                     6

    5.01  Deferral Accounts                                      6
    5.02  Timing of Credits                                      7
    A.  Annual Deferrals                                         7
    B.  Matching Credits                                         7
    C.  Interest Crediting Dates                                 7
    D.  Statement of Accounts                                    7

ARTICLE 6  RETIREMENT BENEFITS                                   7

    6.01  Amount                                                 7
    6.02  Form of Retirement Benefits                            7
    6.03  Commencement of Benefits                               8
    6.04  Small Benefit Exception                                8

ARTICLE 7  TERMINATION BENEFITS                                  8

    7.01  Amount                                                 8











                                 -i-
PAGE

            SCEcorp EXECUTIVE DEFERRED COMPENSATION PLAN

Section                  Title                                 Page
-------                  -----                                 ----

    7.02  Form of Termination Benefits                           8

ARTICLE 8  SURVIVOR BENEFITS                                     8

    8.01  Pre-Retirement Survivor Benefit                        8
    8.02  Post-Retirement Survivor Benefit                       9
    8.03  Post-Termination Survivor Benefit                      9
    8.04  Changing Form of Benefit                               9
    8.05  Small Benefit Exception                                9

ARTICLE 9  DISABILITY                                            9

ARTICLE 10 CHANGE OF CONTROL                                     10

ARTICLE 11 SCHEDULED AND UNSCHEDULED WITHDRAWALS                 10

    11.01  Scheduled Withdrawals                                 10
    A.  Election                                                 10
    B.  Timing and Form of Withdrawal                            10
    C.  Remaining Deferral Account                               10
    11.02  Unscheduled Withdrawals                               11
    A.  Election                                                 11
    B.  Withdrawal Penalty                                       11
    C.  Small Benefit Exception                                  11

ARTICLE 12 CONDITIONS RELATED TO BENEFITS                        11

    12.01  Nonassignability                                      11
    12.02  Financial Hardship Distribution                       11
    12.03  No Right to Assets                                    12
    12.04  Protective Provisions                                 12
    12.05  Withholding                                           12

ARTICLE 13 PLAN ADMINISTRATION                                   12

ARTICLE 14 BENEFICIARY DESIGNATION                               13

ARTICLE 15 AMENDMENT OR TERMINATION OF PLAN                      13

    15.01  Amendment of Plan                                     13
    15.02  Termination of Plan                                   13











                                -ii-
PAGE

            SCEcorp EXECUTIVE DEFERRED COMPENSATION PLAN

Section                  Title                                 Page
-------                  -----                                 ----

    15.03  Amendment or Termination After Change of Control      14
    15.04  Exercise of Power to Amend or Terminate               14
    15.05  Constructive Receipt Termination                      14

ARTICLE 16 CLAIMS AND REVIEW PROCEDURES                          14

    16.01  Claims Procedure                                      14
    16.02  Review Procedure                                      14
    16.03  Dispute Arbitration                                   15

ARTICLE 17 MISCELLANEOUS                                         16

    17.01  Successors                                            16
    17.02  ERISA Plan                                            16
    17.03  Trust                                                 17
    17.04  Employment Not Guaranteed                             17
    17.05  Gender, Singular and Plural                           17
    17.06  Captions                                              17
    17.07  Validity                                              17
    17.08  Waiver of Breach                                      17
    17.09  Applicable Law                                        17
    17.10  Notice                                                17






























                                -iii-
PAGE

                               SCEcorp

                EXECUTIVE DEFERRED COMPENSATION PLAN


       As Adopted December 14, 1994, Effective January 1, 1995


                              PREAMBLE

Effective January 1, 1995, SCEcorp became the sponsor of the executive annual deferred compensation plans of SCEcorp affiliates with respect to participants in active service as of that date. The plans have been consolidated and restated as the SCEcorp Executive Deferred Compensation Plan effective January 1, 1995. Plan benefits are available to eligible executives of SCEcorp and its participating affiliates. Amounts of compensation deferred by participants pursuant to this Plan accrue as liabilities of the participating affiliate at the time of the deferral under the terms and conditions set forth herein. By electing to defer compensation under the SCEcorp Executive Deferred Compensation Plan, eligible executives consent to SCEcorp sponsorship of the Plan, but acknowledge that SCEcorp is not a guarantor of the benefit obligations of other participating affiliates. Each participating SCEcorp affiliate is responsible for payment of the accrued benefits under the Plan with respect to its own executives subject to the terms and conditions set forth herein.



                              ARTICLE I
                             DEFINITIONS


Capitalized terms in the text of the Plan are defined as follows:

1.01 Administrator shall mean the Compensation and Executive Personnel Committee of the Board of Directors of SCEcorp.

1.02 Affiliate shall mean SCEcorp or any corporation or entity which (i) along with SCEcorp, is a component member of a "controlled group of corporations" within the meaning of Section 414(b) of the Code, and (ii) has approved the participation of its executives in the Plan.

1.03 Annual Deferral shall mean the amount of Compensation which the Participant elects to defer for a Plan Year pursuant to Articles 2 and 3 of the Plan.

1.04 Base Salary shall mean the Participant's annual basic rate of pay from the Employer (excluding Incentive Awards, special awards, commissions, severance pay, and other non-regular forms of compensation) before reductions for deferrals under the Plan or the SSPP.

1.05 Beneficiary shall mean the person or persons or entity designated as such in accordance with Article 14 of the Plan.

1.06 Change of Control shall mean either: (i) the dissolution or liquidation of SCEcorp or an Employer; (ii) a reorganization, merger or consolidation of SCEcorp or an Employer with one or more corporations as a result of which SCEcorp or an Employer is not the surviving corporation;
(iii) approval by the stockholders of SCEcorp or an Employer of any sale, lease, exchange or other transfer (in one or a series of transactions) of all or substantially all of the assets of SCEcorp or an Employer; (iv) approval by the stockholders of SCEcorp or an Employer of any merger or consolidation of SCEcorp or an Employer, in which the holders of voting stock of SCEcorp or an Employer immediately before the merger or consolidation will not own 50% or more of the outstanding voting shares of the continuing or surviving corporation immediately after the merger or consolidation; or (v) a change of at least 51% (rounded to the next whole person) in the membership of the Board of Directors of SCEcorp or an Employer within a 24-month period, unless the election or nomination for election by stockholders of each new director within the period was approved by the vote of at least 85% (rounded to the next whole person) of the directors then still in office who were in office at the beginning of the twenty-four-month period, except that any replacement of directors who are employees of SCEcorp or an Employer, with other employees of SCEcorp or an Employer, shall be disregarded and not be considered a change in membership. Notwithstanding the foregoing, any reorganization, merger or consolidation of an Employer with SCEcorp or another Employer shall be disregarded and not be considered a Change of Control.

1.07  Code shall mean the Internal Revenue Code of 1986, as amended.

1.08 Compensation shall mean the sum of the Participant's Base Salary and Incentive Awards for a Plan Year before deferral under this Plan or the SSPP.

1.09 Crediting Rate shall mean the rate at which interest will be credited to Participant Deferral Accounts. The rate will be determined annually in advance of the Plan Year and will be equal to 120 percent of the Index Rate. SCEcorp reserves the right to prospectively change the Crediting Rate or formula.

1.10 Deferral Account shall mean the notional account established for record keeping purposes for a Participant pursuant to Article 5 of the Plan.

1.11  Deferral Period shall mean the Plan Year covered by a valid
Participation Election previously submitted by a Participant, or in the case of a newly eligible Participant, the balance of the Plan Year following the date of the Participation Election.

1.12 Disability shall mean the permanent and total disability of the Participant as determined by the Employer.

1.13 Eligible Employee shall mean a key employee of an Affiliate, who (i) is a U.S. employee or an expatriate who is based and paid in the U.S.,
(ii) is designated by the Administrator as eligible to participate in the Plan (subject to the restriction in Sections 10.02 and 12.02 of the Plan), and (iii) qualifies as a member of the "select group of management or highly compensated employees" under ERISA.

1.14  Employer shall mean the Affiliate employing the Participant.

1.15 ERISA shall mean the Employee Retirement Income Security Act of 1974, as amended.

1.16 Financial Hardship shall mean an unexpected and unforeseen financial disruption arising from an illness, casualty loss, sudden financial reversal, or other such unforeseeable occurrence as determined by the Administrator or its designee. Needs arising from foreseeable events such as the purchase of a residence or education expenses for children shall not, alone, be considered a Financial Hardship.

1.17 Incentive Award shall mean the amount paid in cash to the Participant by the Employer in the form of an annual incentive bonus before reductions for deferrals under the Plan.

1.18 Index Rate shall mean the 120-month average rate of 10-year U.S. Treasury Notes determined for any Plan Year as of October 15th of the prior year.

1.19 Matching Credit shall mean the credit added to the Participant's Deferral Account under Article 4.

1.20 Participant shall mean an Eligible Employee who has elected to participate and has completed a Participation Election pursuant to Article 2 of the Plan.

1.21 Participation Election shall mean the Participant's written election to participate in the Plan submitted on the form prescribed by the Administrator for that purpose.

1.22  Plan shall mean the SCEcorp Executive Deferred Compensation Plan.

1.23  Plan Year shall mean the calendar year.

1.24 Retirement shall mean a separation from service under terms constituting a retirement for purposes of the nonqualified executive retirement plan covering the Participant.

1.25 Scheduled Withdrawal shall mean a distribution of all or a portion of the vested amount of Annual Deferrals and earnings credited to the Participant's Deferral Account as elected by the Participant pursuant to the provisions of Article 11 of the Plan.

1.26 SSPP shall mean the Southern California Edison Company Stock Savings Plus Plan as amended from time-to-time.

1.27 Termination for Cause shall mean the Termination of Employment of the Participant upon willful failure by the Participant to substantially perform his or her duties for the Employer or the willful engaging by the Participant in conduct which is injurious to the Employer, monetarily or otherwise.

1.28 Termination of Employment shall mean the voluntary or involuntary cessation of the Participant's employment with the Employer for any reason other than death or Retirement. Termination of Employment shall not be deemed to have occurred for purposes of this Plan if the Participant is reemployed by an Affiliate within 30 days of ceasing work with the Employer.

1.29 Unscheduled Withdrawal shall mean a distribution of all or a portion of the vested amount and earnings credited to the Participant's Deferral Account as requested by the Participant pursuant to the provisions of
Article 11 of the Plan.

1.30 Valuation Date shall mean the last business day of the following month in which Termination of Employment, Retirement, death, Scheduled Withdrawal, or Unscheduled Withdrawal occurs.

1.31 Vesting shall mean the Participant's right to receive any Compensation deferred, Matching Credits, and/or earnings thereon as provided in Article 4.


                              ARTICLE 2
                            PARTICIPATION


2.01  Participant Election

An Eligible Employee shall become a Participant in the Plan on the first day of the month coincident with or next following the date the employee became an Eligible Employee, provided the Eligible Employee has submitted to the Administrator a Participation Election prior to that date. Except for employees who become newly eligible during the Plan Year, the Participation Election must be submitted to the Administrator during the enrollment period designated by the Administrator which shall always be prior to the commencement of the Plan Year.

2.02  Annual Deferral

Subject to the restrictions in Article 3, the Eligible Employee shall designate his or her Annual Deferral for the covered Plan Year on the Participation Election.

2.03  Continuation of Participation

An Eligible Employee who has elected to participate in the Plan by making an Annual Deferral shall continue as a Participant in the Plan until the Participant no longer has a Deferral Account balance under the Plan. A Participant may not elect to defer Compensation under the Plan unless the Participant is an Eligible Employee for the Plan Year for which the election is made. In the event a Participant is later employed by an affiliated company that does not participate in the Plan, the Participant's Annual Deferral shall cease, and the Participant's Deferral Account shall remain in effect until such time as the benefits are distributed as elected on the Participant's last valid Participation Election.


                              ARTICLE 3
                         EMPLOYEE DEFERRALS


3.01  Participation Election

Eligible Employees may elect to make an Annual Deferral under the Plan by submitting a Participation Election during the applicable enrollment period. The Participant may designate a specified amount in $1,000 increments or a whole percentage of Base Salary to be deferred. The Participant may also designate a specified amount in $1,000 increments, a whole percentage, or a whole percentage in excess of a specified amount of Incentive Award to be deferred. Once made, this Participation Election shall continue to apply for subsequent Deferral Periods unless the Participant submits a new Participation Election form during a subsequent enrollment period changing the deferral amount or revoking the existing election. A Participation Election may be revoked by the Participant upon 30 days written notice to the Administrator; however, such Participant will be ineligible to make an Annual Deferral under the Plan for the following Plan Year.

3.02  Minimum Annual Deferral

The minimum amount of Base Salary that may be designated for deferral is $2,000. The minimum amount of Incentive Award that may be designated for deferral is $2,000. There is no minimum percentage.

3.03  Maximum Annual Deferral

The maximum Annual Deferral from Base Salary for a Plan Year is 75% of Base Salary. The maximum Annual Deferral from Incentive Award for a Plan Year is 100% of the Incentive Award.

3.04  Deferral of Special Awards

At the discretion of the Employer, up to 100% of any special award made to an Employee for employment, retention, recognition, achievement, retirement, or severance may be deferred under this Plan subject to any additional terms and conditions the Employer may impose.

3.05  Benefit Adjustment

Notwithstanding the above maximum deferral limits, the Participant may elect to defer the receipt of additional amounts of Base Salary and Incentive Award calculated by the Administrator that would have been contributed to the SSPP but for the limits upon SSPP contributions and benefits established by Sections 401(a)(17), 402(g) and 415 of the Code. Such amounts will continue to be credited to the Participant's Deferral Account as long as the Participant's SSPP contributions are affected by the limitations.

3.06  Vesting

The Participant's right to receive Compensation deferred under this
Article 3 and any earnings thereon shall be 100% vested at all times. Notwithstanding the foregoing, any special award deferred under Section
3.04 and any earnings thereon may be subject to vesting terms.


                              ARTICLE 4
                          MATCHING CREDITS


4.01  Amount

A Matching Credit will be added by the Employer to the Participant's Deferral Account under this Plan equal to 3 percent of the amount of Base Salary and Incentive Award deferred under the Plan by the Participant.

4.02  Vesting

The Participant's Matching Credits and earnings thereon for any Plan Year shall vest when the Participant has completed five years of service with an Affiliate, or upon the death, Retirement or Disability of the Participant.


                              ARTICLE 5
                          DEFERRAL ACCOUNTS


5.01  Deferral Accounts

Solely for record keeping purposes, the Administrator shall maintain a Deferral Account for each Participant with such subaccounts as the Administrator or its record keeper find necessary or convenient in the administration of the Plan.

5.02  Timing of Credits

A.  Annual Deferrals

The Administrator shall credit to the Deferral Account the Annual
Deferrals under Article 3 at the time the deferrals would otherwise have been paid to the Participant but for the Participation Election.

B.  Matching Credits

Until vested, Matching Credits under Article 4 shall be conditionally credited to the Deferral Account at the same time the related deferrals are credited to the Deferral Account.

C.  Interest Crediting Dates

The Administrator shall credit interest at the Crediting Rate to the Participant's Deferral Account on a daily basis, compounded annually.

D.  Statement of Accounts

The Administrator shall periodically provide to each Participant a statement setting forth the balance of the Deferral Account maintained for the Participant.


                              ARTICLE 6
                         RETIREMENT BENEFITS


6.01  Amount

Upon Retirement, the Employer shall pay to the Participant a retirement benefit in the form provided in Section 6.02, based on the balance of the Deferral Account as of the Valuation Date. If paid as a lump sum, the retirement benefit shall be equal to the Deferral Account balance. If paid in installments, the installments shall be paid in amounts that will amortize the Deferral Account balance with interest credited at the Crediting Rate over the period of time benefits are to be paid. For purposes of calculating installments, the Deferral Account shall be valued as of December 31 each year, and the subsequent installments will be adjusted for the next Plan Year according to procedures established by the Administrator.

6.02  Form of Retirement Benefits

The Participant may elect on the Participation Election to have the retirement benefit paid:

    (i)   In a lump sum,

    (ii) In installments paid monthly over a period of 60, 120, or 180 months, or

   (iii) In a lump sum of a portion of the Deferral Account upon Retirement with the balance in installments paid monthly over a period of 60, 120, or 180 months.

If no valid election is made, the Administrator shall pay the retirement benefit in installments over a 180-month period. Participants may change the form of payout by written election filed with the Administrator; provided, however, that if the Participant files the election less than 13 months prior to the date of Retirement, the payout election in effect 13 months prior to the date of Retirement will govern.

6.03  Commencement of Benefits

Payments will commence within 60 days after the date of Retirement.

6.04  Small Benefit Exception

Notwithstanding the foregoing, the Administrator may, in its sole discretion:

    (i) pay the benefits in a single lump sum if the sum of all benefits payable to the Participant is less than or equal to $3,500.00, or

    (ii) reduce the number of installments elected by the Participant to 120 or 60 if necessary to produce a monthly benefit of at least $300.00.


                              ARTICLE 7
                        TERMINATION BENEFITS


7.01  Amount

No later than 60 days after Termination of Employment, the Administrator shall pay to the Participant a termination benefit equal to the vested balance of the Deferral Account as of the Valuation Date, or shall commence installments, as provided in Section 7.02.

7.02  Form of Termination Benefits

The Administrator shall pay the termination benefits in a single lump sum unless the Participant has previously elected payment to be made in three annual installments. Installments paid under this Section 7.02 shall include interest at the Index Rate and shall be redetermined annually to reflect adjustments in that rate. Notwithstanding the foregoing, any Termination for Cause will result in an immediate lump sum payout.


                              ARTICLE 8
                          SURVIVOR BENEFITS


8.01  Pre-Retirement Survivor Benefit

If the Participant dies while actively employed by an Affiliate, the Administrator shall pay a lump sum or commence monthly installments in accordance with the Participant's prior election within 60 days after the Participant's death. The payment(s) will be based on the Participant's Deferral Account balance as of the Valuation Date; provided however, that if the Participant's death occurs within ten years of (i) his or her initial Plan participation date, or (ii) January 1, 1995, whichever is later, then the Beneficiary's payment(s) will be based on twice the Participant's Deferral Account balance as of the Valuation Date.

8.02  Post-Retirement Survivor Benefit

If the Participant dies after Retirement, the Administrator shall pay to the Participant's Beneficiary an amount equal to the remaining benefits payable to the Participant under the Plan over the same period the benefits would have been paid to the Participant; provided however, if the Participant's death occurs within ten years of (i) his or her initial Plan participation date, or (ii) January 1, 1995, whichever is later, then the Beneficiary's death benefit will be based on twice the Participant's Deferral Account balance as of the Valuation Date.

8.03  Post-Termination Survivor Benefit

It the Participant dies following Termination of Employment, but prior to the payment of all benefits under the Plan, the Beneficiary will be paid the remaining balance in the Participant's account in a lump sum. No double benefit will apply.

8.04  Changing Form of Benefit

Beneficiaries may petition the Administrator once, and only after the death of the Participant, for a change in the form of survivor benefits. The Administrator may, in its sole and absolute discretion, choose to grant or deny such a petition.

8.05  Small Benefit Exception

Notwithstanding the foregoing, the Administrator may, in its sole discretion:

    (i) pay the benefits in a single lump sum if the sum of all benefits payable to the Beneficiary is less than or equal to $3,500.00, or

    (ii) reduce the number of installments elected by the Participant to 120 or 60 if necessary to produce a monthly benefit of at least $300.00.


                              ARTICLE 9
                             DISABILITY


Upon determination that a Participant has suffered a Disability, deferrals under the Plan shall cease. The Administrator shall pay Plan benefits upon the Participant's Retirement or death according to the Participant's prior election.


                             ARTICLE 10
                          CHANGE OF CONTROL


Within two years after a Change of Control, any Participant or Beneficiary in the case of an SCEcorp Change of Control, or the affected Participants or Beneficiaries in the case of an Employer Change of Control, may elect to receive a distribution of the balance of the Deferral Account. There shall be a penalty deducted from the Deferral Account prior to distribution pursuant to this Article 10 equal to 5% of the total balance of the Deferral Account (instead of the 10% reduction otherwise provided for in Section 11.02). If a Participant elects such a withdrawal, any on-going Annual Deferral shall cease, and the Participant may not again be designated as an Eligible Employee until one entire Plan Year following the Plan Year in which the withdrawal was made has elapsed.


                             ARTICLE 11
                SCHEDULED AND UNSCHEDULED WITHDRAWALS


11.01  Scheduled Withdrawals

       A.  Election

       When making a Participation Election, a Participant may elect to receive a distribution of a specific dollar amount or a percentage of the Annual Deferral that will be made in the following Plan Year at a specified year in the future when the Participant will still be an active employee. Such an election must be made on an In-Service Distribution Election Form and submitted concurrently with the Participation Election. The election of a Scheduled Withdrawal shall only apply to the Annual Deferral, Matching Credits and related earnings for that Deferral Period, but not to previous or subsequent Annual Deferrals, Matching Credits or related earnings. Elections under this Section shall be superseded by benefit payments due to the Retirement, Termination of Employment or death of the Participant.

       B.  Timing and Form of Withdrawal

       The year specified for the Scheduled Withdrawal may not be sooner than the second Plan Year following the Plan Year in which the deferral occurs. The Participant will receive a lump sum distribution of the amount elected on January 1st of the Plan Year specified.

       C.  Remaining Deferral Account

       The remainder, if any, of the Participant's Deferral Account shall continue in effect and shall be distributed in the future according to the terms of the Plan.

11.02  Unscheduled Withdrawals

       A.  Election

       A Participant (or Beneficiary if the Participant is deceased) may request in writing to the Administrator an Unscheduled Withdrawal of all or a portion of the entire vested amount credited to the Participant's Deferral Account, including earnings, which shall be paid within 30 days in a single lump sum; provided, however, that
       (i) the minimum withdrawal shall be 25% of the Deferral Account balance, (ii) an election to withdraw 75% or more of the balance shall be deemed to be an election to withdraw the entire balance, and (iii) such an election may be made only once in a Plan Year.

       B.  Withdrawal Penalty

       There shall be a penalty deducted from the Deferral Account prior to an Unscheduled Withdrawal equal to 10% of the Unscheduled Withdrawal. If a Participant elects such a withdrawal, any on-going Annual Deferral shall cease, and the Participant may not again be designated as an Eligible Employee until one entire Plan Year following the Plan Year in which the withdrawal was made has elapsed.

       C.  Small Benefit Exception

       Notwithstanding any of the foregoing, if the sum of all benefits payable to the Participant or Beneficiary who has requested the Unscheduled Withdrawal is less than or equal to $3,500.00, the Administrator may, in its sole discretion, elect to pay out the entire Deferral Account (reduced by the 10% penalty) in a single lump sum.

                            ARTICLE 12
                   CONDITIONS RELATED TO BENEFITS


12.01  Nonassignability

The benefits provided under the Plan may not be alienated, assigned, transferred, pledged or hypothecated by or to any person or entity, at any time or any manner whatsoever. These benefits shall be exempt from the claims of creditors of any Participant or other claimants and from all orders, decrees, levies, garnishment or executions against any Participant to the fullest extent allowed by law. Notwithstanding the foregoing, the benefit payable to a Participant may be assigned in full or in part, pursuant to a domestic relations order of a court of competent jurisdiction.

12.02  Financial Hardship Distribution

A participant may submit a hardship distribution request to the Administrator in writing setting forth the reasons for the request. The Administrator shall have the sole authority to approve or deny such requests. Upon a finding that the Participant or the Beneficiary has suffered a Financial Hardship, the Administrator may in its discretion, permit the Participant to cease any on-going deferrals and accelerate distributions of benefits under the Plan in the amount reasonably necessary to alleviate the Financial Hardship. If a distribution is to be made to a Participant on account of Financial Hardship, the Participant may not make deferrals under the Plan until one entire Plan Year following the Plan Year in which a distribution based on Financial Hardship was made has elapsed.

12.03  No Right to Assets

The benefits paid under the Plan shall be paid from the general funds of the Employer, and the Participant and any Beneficiary shall be no more than unsecured general creditors of the Employer with no special or prior right to any assets of the Employer for payment of any obligations hereunder. The Participant will have no claim to benefits from any other Affiliate.

12.04  Protective Provisions

The Participant shall cooperate with the Administrator by furnishing any and all information requested by the Administrator, in order to facilitate the payment of benefits hereunder, taking such physical examinations as the Administrator may deem necessary and signing such consents to insure or taking such other actions as may be requested by the Administrator.
If the Participant refuses to cooperate, the Administrator and the Employer shall have no further obligation to the Participant under the Plan.

12.05  Withholding

The Participant or the Beneficiary shall make appropriate arrangements with the Administrator for satisfaction of any federal, state or local income tax withholding requirements and Social Security or other employee tax requirements applicable to the payment of benefits under the Plan. If no other arrangements are made, the Administrator may provide, at its discretion, for such withholding and tax payments as may be required.


                             ARTICLE 13
                         PLAN ADMINISTRATION


The Administrator shall administer the Plan and interpret, construe and apply its provisions in accordance with its terms and shall provide direction and oversight as necessary to management, staff, or contractors to whom day-to-day Plan operations may be delegated. The Administrator shall establish, adopt or revise such rules and regulations as it may deem necessary or advisable for the administration of the Plan. All decisions of the Administrator shall be final and binding.


                             ARTICLE 14
                       BENEFICIARY DESIGNATION


The Participant shall have the right, at any time, to designate any person or persons as Beneficiary (both primary and contingent) to whom payment under the Plan shall be made in the event of the Participant's death. The Beneficiary designation shall be effective when it is submitted in writing to the Administrator during the Participant's lifetime on a form prescribed by the Administrator.

The submission of a new Beneficiary designation shall cancel all prior Beneficiary designations. Any finalized divorce or marriage of a Participant subsequent to the date of a Beneficiary designation shall revoke such designation, unless in the case of divorce the previous spouse was not designated as Beneficiary, and unless in the case of marriage the Participant's new spouse has previously been designated as Beneficiary. The spouse of a married Participant must consent in writing to any designation of a Beneficiary other than the spouse.

If a Participant fails to designate a Beneficiary as provided above, or if the Beneficiary designation is revoked by marriage, divorce, or otherwise without execution of a new designation, or if every person designated as Beneficiary predeceases the Participant or dies prior to complete distribution of the Participant's benefits, then the Administrator shall direct the distribution of the benefits to the Participant's estate. If a Beneficiary dies after commencement of payments to the Beneficiary, a lump sum of any remaining payments will be paid to that person's Beneficiary, if one has been designated, or to the Beneficiary's estate.

                            ARTICLE 15
                  AMENDMENT OR TERMINATION OF PLAN


15.01  Amendment of Plan

Subject to the terms of Section 15.03, SCEcorp may amend the Plan at any time in whole or in part, provided, however, that the amendment (i) shall not decrease the balance of the Participant's Deferral Account at the time of the amendment and (ii) shall not retroactively decrease the applicable Crediting Rates of the Plan prior to the time of the amendment. SCEcorp may amend the Crediting Rates of the Plan prospectively, in which case the Administrator shall notify the Participant of the amendment in writing within 30 days after the amendment.

15.02  Termination of Plan

Subject to the terms of Section 15.03, SCEcorp may terminate the Plan at any time. If SCEcorp terminates the Plan, the date of the Termination of Employment shall be treated as the date of Termination of Employment for the purpose of calculating Plan benefits, and the benefits the Participant is entitled to receive under the Plan shall be paid to the Participant in a lump sum within 60 days.

15.03  Amendment or Termination After Change of Control

Notwithstanding the foregoing, SCEcorp shall not amend or terminate the Plan without the prior written consent of affected Participants for a period of two calendar years following a Change of Control and shall not thereafter amend or terminate the Plan in any manner which affects any Participant (or Beneficiary of a deceased Participant) who commences receiving payment of benefits under the Plan prior to the end of the two year period following a Change of Control.

15.04  Exercise of Power to Amend or Terminate

Except as provided in Section 15.03, SCEcorp's power to amend or terminate the Plan shall be exercisable by the Compensation and Executive Personnel Committee of the SCEcorp Board of Directors.

15.05  Constructive Receipt Termination

Notwithstanding anything to the contrary in this Plan, in the event the Administrator determines that amounts deferred under the Plan have been constructively received by Participants and must be recognized as income for federal income tax purposes, the Plan shall terminate and distributions shall be made to Participants in accordance with the provisions of Section 15.02 or as may be determined by the Administrator. The determination of the Administrator under this Section 15.05 shall be binding and conclusive.

                            ARTICLE 16
                    CLAIMS AND REVIEW PROCEDURES


16.01  Claims Procedure

The Administrator shall notify a Participant in writing, within 90 days after his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Plan. If the Administrator determines that a Participant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for the denial, (2) a specific reference to the provisions of the Plan on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Plan's claims review procedure and other appropriate information as to the steps to be taken if the Participant wishes to have the claim reviewed. If the Administrator determines that there are special circumstances requiring additional time to make a decision, the Administrator shall notify the Participant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional 90-day period.

16.02  Review Procedure

If a Participant is determined by the Administrator not to be eligible for benefits, or if the Participant believes that he or she is entitled to greater or different benefits, the Participant shall have the opportunity to have the claim reviewed by the Administrator by filing a petition for review with the Administrator within 60 days after receipt of the notice issued by the Administrator. Said petition shall state the specific reasons which the Participant believes entitle him or her to benefits or to greater or different benefits. Within 60 days after receipt by the Administrator of the petition, the Administrator shall afford the Participant (and counsel, if any) an opportunity to present his or her position to the Administrator orally or in writing, and the Participant (or counsel) shall have the right to review the pertinent documents. The Administrator shall notify the Participant of its decision in writing within the 60-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Participant and the specific provisions of the Plan on which the decision is based. If, because of the need for a hearing, the 60-day period is not sufficient, the decision may be deferred for up to another 60-day period at the election of the Administrator, but notice of this deferral shall be given to the Participant. In the event of the death of the Participant, the same procedures shall apply to the Participant's Beneficiaries.

16.03  Dispute Arbitration

Notwithstanding the foregoing, and because it is agreed that time will be of the essence in determining whether any payments are due to Participant or his or her Beneficiary under the Plan, a Participant or Beneficiary may, if he or she desires, submit any claim for payment under the Plan to arbitration. This right to select arbitration shall be solely that of the Participant or Beneficiary and the Participant or Beneficiary may decide whether or not to arbitrate in his or her discretion. The "right to select arbitration" is not mandatory on the Participant or Beneficiary, and the Participant or Beneficiary may choose in lieu thereof to bring an action in an appropriate civil court. Once an arbitration is commenced, however, it may not be discontinued without the mutual consent of both parties to the arbitration. During the lifetime of the Participant only he or she can use the arbitration procedure set forth in this Section.

Any claim for arbitration may be submitted as follows: if a Participant or Beneficiary has submitted a request to be paid under the Plan and the claim is finally denied by the Administrator in whole or in part, the claim may be filed in writing with an arbitrator of the Participant's or Beneficiary's choice who is selected by the method described in the next four sentences. The first step of the selection shall consist of the Participant or Beneficiary submitting a list of five potential arbitrators to the Administrator. Each of the five arbitrators must be either (1) a member of the National Academy of Arbitrators located in the State of California or (2) a retired California Superior Court or Appellate Court judge. Within one week after receipt of the list, the Administrator shall select one of the five arbitrators as the arbitrator for the dispute in question. If the Administrator fails to select an arbitrator within one week after receipt of the list, the Participant or Beneficiary shall then designate one of the five arbitrators for the dispute in question.

The arbitration hearing shall be held within seven days (or as soon thereafter as possible) after the picking of the arbitrator. No continuance of said hearing shall be allowed without the mutual consent of Participant or Beneficiary and the Administrator. Absence from or nonparticipation at the hearing by either party shall not prevent the issuance of an award. Hearing procedures which will expedite the hearing may be ordered at the arbitrator's discretion, and the arbitrator may close the hearing in his or her sole discretion when he or she decides he or she has heard sufficient evidence to satisfy issuance of an award.

The arbitrator's award shall be rendered as expeditiously as possible and in no event later than one week after the close of the hearing.

In the event the arbitrator finds that the Administrator or the Employer has breached the terms of the Plan, he or she shall order the Employer to pay to Participant or Beneficiary within two business days after the decision is rendered the amount then due the Participant or Beneficiary, plus, notwithstanding anything to the contrary in the Plan, an additional amount equal to 20% of the amount actually in dispute. This additional amount shall constitute an additional benefit under the Plan. The award of the arbitrator shall be final and binding upon the Parties.

The award may be enforced in any appropriate court as soon as possible after its rendition. The Administrator will be considered the prevailing party in a dispute if the arbitrator determines (1) that the Administrator or the Employer has not breached the terms of the Plan and (2) the claim by Participant or his or her Beneficiary was not made in good faith. Otherwise, the Participant or his or her Beneficiary will be considered the prevailing party. In the event that the Administrator is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (excluding any attorneys' fees incurred by the Administrator) including stenographic reporter, if employed, shall be paid by the losing party.
In the event that the Participant or his or her Beneficiary is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (including all attorneys' fees incurred by Participant or his or her Beneficiary in pursuing his or her claim), including the fees of a stenographic reporter, if employed, shall be paid by the Employer.


                             ARTICLE 17
                            MISCELLANEOUS


17.01  Successors

The rights and obligations of each Employer under the Plan shall inure to the benefit of, and shall be binding upon, the successors and assigns of the Employer.

17.02  ERISA Plan

The Plan is intended to be an unfunded plan maintained primarily to provide deferred compensation benefits for "a select group of management or highly compensated employees" within the meaning of Sections 201, 301 and 401 of ERISA and therefore to be exempt from Parts 2, 3 and 4 of Title I of ERISA. SCEcorp is the named fiduciary.

17.03  Trust

The Employers shall be responsible for the payment of all benefits under the Plan. At their discretion, the Employers may establish one or more grantor trusts for the purpose of providing for payment of benefits under the Plan. The trust or trusts may be irrevocable, but an Employer's share of the assets thereof shall be subject to the claims of the Employer's creditors. Benefits paid to the Participant from any such trust shall be considered paid by the Employer for purposes of meeting the obligations of the Employer under the Plan.

17.04  Employment Not Guaranteed

Nothing contained in the Plan nor any action taken hereunder shall be construed as a contract of employment or as giving any Participant any right to continued employment with the Employer or any other Affiliate.

17.05  Gender, Singular and Plural

All pronouns and variations thereof shall be deemed to refer to the masculine, feminine, or neuter, as the identity of the person or persons may require. As the context may require, the singular may be read as the plural and the plural as the singular.

17.06  Captions

The captions of the articles and sections of the Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

17.07 Validity

If any provision of the Plan is held invalid, void or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provisions of the Plan.

17.08  Waiver of Breach

The waiver by SCEcorp of any breach of any provision of the Plan by the Participant shall not operate or be construed as a waiver of any subsequent breach by the Participant.

17.09  Applicable Law

The Plan shall be governed and construed in accordance with the laws of California except where the laws of California are preempted by ERISA.

17.10  Notice

Any notice or filing required or permitted to be given to SCEcorp under the Plan shall be sufficient if in writing and hand-delivered, or sent by first class mail to the principal office of SCEcorp, directed to the attention of the Administrator. The notice shall be deemed given as of the date of delivery, or, if delivery is made by mail, as of the date shown on the postmark.

IN WITNESS WHEREOF, SCEcorp has adopted this Plan effective the 1st day of January, 1995.



SCEcorp



                 Alan J. Fohrer
____________________________________________________
Executive Vice President and Chief Financial Officer



PAGE

                                                          EXHIBIT 10.12





















                                 SCEcorp






                    EXECUTIVE GRANTOR TRUST AGREEMENT






















                              August, 1995
PAGE

                SCEcorp EXECUTIVE GRANTOR TRUST AGREEMENT

                            TABLE OF CONTENTS


Section                    Title                                  Page
-------                    -----                                  ----


PREAMBLE                                                             1

I.    EFFECTIVE DATE AND DURATION                                    3
      1.01 Effective Date And Trust Year                             3
      1.02 Duration                                                  3
      1.03 Special Circumstances                                     4

II. TRUST FUND AND FUNDING POLICY                                    5
      2.01 Contributions                                             5
      2.02 Investment And Valuation                                  8
      2.03 Subtrusts                                                12
      2.04 Recapture Of Excess Assets                               13
      2.05 Substitution Of Other Property                           14
      2.06 Administrative Powers Of Trustee                         14

III.  ADMINISTRATION                                                17
      3.01 Committee; Company Representatives                       17
      3.02 Payment Of Benefits                                      17
      3.03 Disputed Claims                                          18
      3.04 Records                                                  20
      3.05 Accountings                                              21
      3.06 Expenses And Fees                                        21

IV.   LIABILITY                                                     21
      4.01 Indemnity                                                21
      4.02 Bonding                                                  22

V.    INSOLVENCY                                                    22
      5.01 Determination of Insolvency                              22
      5.02 Insolvency Administration                                22
      5.03 Termination Of Insolvency Administration                 23
      5.04 Creditors' Claims During Solvency                        23

VI.   SUCCESSOR TRUSTEES                                            24


















                                   -i-
PAGE

      6.01 Resignation And Removal                                  24
      6.02 Appointment Of Successor                                 24
      6.03 Accountings; Continuity                                  24

VII.  GENERAL PROVISIONS                                            25
      7.01 Interests Not Assignable                                 25
      7.02 Amendment                                                25
      7.03 Applicable Law                                           25
      7.04 Agreement Binding On All Parties                         25
      7.05 Notices And Directions                                   26
      7.06 No Implied Duties                                        26
      7.07 Gender, Singular And Plural                              27
      7.08 Validity                                                 27

VIII. INSURER                                                       26
      8.01 Insurer Not A Party                                      27
      8.02 Authority Of Trustee                                     27
      8.03 Contract Ownership                                       27
      8.04 Limitation Of Liability                                  27
      8.05 Change Of Trustee                                        28








































                                  -ii-
PAGE

                                 SCEcorp

                         EXECUTIVE GRANTOR TRUST
                               AGREEMENT






This Executive Grantor Trust Agreement ("Trust Agreement") is made and entered into by SCEcorp, Southern California Edison Company, The Mission Group, Mission Energy Company, Mission First Financial, Mission Land Company, all California corporations ("Grantors"), and U.S. Trust Company of California N. A. ("Trustee").

The Grantors hereby establish with the Trustee a master trust, with separate subtrusts for the interests of each Grantor, to hold all monies and other property, together with the income thereon, as shall be paid or transferred to it hereunder in accordance with the terms and conditions of this Trust Agreement. The Trustee hereby accepts the trust established under this Trust Agreement and agrees to hold, IN TRUST, all monies and other property transferred to it hereunder for the uses and purposes and upon the terms and conditions set forth herein, and the Trustee further agrees to discharge and perform fully and faithfully all of the duties and obligations imposed upon it under this Trust Agreement.


                                PREAMBLE


On behalf of executives of the Grantors, SCEcorp has adopted the following plan which shall be subject to this trust and references to the "Plan" in this Trust Agreement shall refer to such plan:


              SCEcorp Executive Deferred Compensation Plan

The Plan is administered by the SCEcorp Compensation and Executive Personnel Committee of the SCEcorp Board of Directors ("Compensation Committee"). This Trust Agreement shall be administered by the Compensation Committee, but day-to-day administration is delegated to the SCE Trust Investment Committee ("Trust Committee").

Plan participants and beneficiaries who are covered by this Trust Agreement ("Participants" and "Beneficiaries") shall be all persons who are participants or beneficiaries in the Plan. After a person becomes a Participant or a Beneficiary covered by this Trust Agreement, such status will continue until all Plan benefits payable to that person have been paid, that person ceases to be entitled to any Plan benefits, or that person dies, whichever occurs first.

Prior to a Change in Control, SCEcorp may by written notice to the Trustee, cause additional plan to become subject to this Trust Agreement (any reference to the Plan herein also constitutes a reference to any such additional plan).

SCEcorp shall provide the Trustee with copies of the following items: (i) the Plan documents; (ii) all Plan amendments promptly upon their adoption; and (iii) lists and specimen signatures of the members of the Trust Committee and any SCEcorp representatives authorized to take action in regard to the administration of the Plans and this trust, including any changes in the members of the Trust Committee and of such other representatives promptly following any such change. SCEcorp shall also provide the Trustee at least annually with a list of all Participants in each Plan who are covered by this Trust Agreement.

The purpose of this trust is to give Participants greater security by placing assets in trust for use only to pay Plan benefits to Participants or if one of the Grantors becomes insolvent, to pay its creditors from its portion of the trust assets. The Grantors shall continue to be liable to Participants to make all payments required under the terms of the Plans to the extent such payments are not made from this trust. Distributions made from this trust to Participants or their beneficiaries shall, to the extent of such distributions, satisfy the Grantors' obligations to pay benefits to Participants and their beneficiaries under the Plans.

The Grantors and the Trustee agree that the trust, comprised of one or more subtrusts for each Grantor, has been established to pay obligations of the Grantors pursuant to the Plans and each subtrust is subject to the rights of general creditors of the respective Grantor, and accordingly the trust is a grantor trust under the provisions of Sections 671 through 677 of the Internal Revenue Code of 1986, as amended (the "Code"). The Grantors hereby agree to report their allocable shares of all items of income, deductions and credits of the trust on their own income tax returns; and the Grantors shall have no right to any distributions from the trust or any claim against the trust for funds necessary to pay any income taxes which the Grantors are required to pay on account of reporting the income of the trust on their income tax returns. No contribution to or income of the trust is intended to be taxable to Participants until benefits are distributed to them.

The Plans are intended to be "unfunded" and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. As such, the Plan is not intended to be covered by Parts 2 through 4 of Subtitle B of Title I of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") which relate to participation and vesting, funding and fiduciary responsibility. The existence of this trust is not intended to alter this characterization of the Plan.


                                   I.
                       EFFECTIVE DATE AND DURATION


1.01  Effective Date And Trust Year

This trust shall become effective when the Trust Agreement has been executed by the Grantors and the Trustee and one or more of the Grantors have made a contribution to the trust. For tax purposes the trust year shall be the calendar year.

1.02  Duration

1.02-1 This trust shall continue in effect until all assets of the trust fund are exhausted through distribution of benefits to Participants and their beneficiaries, payment to creditors in the event of insolvency, payment of fees and expenses of the Trustee, and return of remaining funds to the Grantors pursuant to 1.02-2. Notwithstanding the foregoing, this trust shall terminate on the day before twenty-one years after the death of the last survivor of all present or future Participants who are now living and those persons now living who are designated as beneficiaries of any such Participants in accordance with the terms of the Plan.

1.02-2 Except as otherwise provided in 1.02, the trust shall be irrevocable until all benefits payable under the Plan to Participants and Beneficiaries who are covered by this Trust Agreement are paid. The Trustee shall then return to the Grantors any assets remaining in the trust in accordance with the allocations to their respective subtrusts.

1.02-3 If the existence of this trust or any subtrust is determined to be ERISA Funding or Tax Funding (as such terms are defined in 1.02-4) by the Compensation Committee, this trust or such subtrust shall terminate. The Compensation Committee may also terminate this trust or any subtrust if it determines, based on an opinion of legal counsel which is satisfactory to the Trustee, that either (i) judicial authority or the opinion of the U.S. Department of Labor, Treasury Department or Internal Revenue Service (as expressed in proposed or final regulations, advisory opinions or rulings, or similar administrative announcements) creates a significant risk that the trust or any subtrust will be held to be ERISA Funding or Tax Funding or (ii) ERISA or the Code requires the trust or any subtrust to be amended in a way that creates a significant risk that the trust or such subtrust will be held to be ERISA Funding or Tax Funding, and failure to so amend the trust or such subtrust could subject the Grantors to material penalties. Upon any such termination, (i) the assets of each terminated subtrust shall be allocated and distributed to the Participants in proportion to the vested accrued benefits of Participants under the Plan and (ii) then, if any assets remain, the unvested (if any) accrued benefits of Participants under the applicable Plan shall be distributed to such Participants in lump sums in proportion to the unvested accrued benefits of the Participants under the Plan . Any assets remaining shall be distributed to the respective Grantor(s) in accordance with 2.04.

Notwithstanding the foregoing, the Trustee shall distribute Plan benefits to a Participant to the extent that a federal court has held that the interest of the Participant in this trust causes such Plan benefits to be includable for federal income tax purposes in the gross income of the Participant prior to actual payment of such Plan benefits to the Participant and appeals from that holding are no longer timely or have been exhausted. The Trustee may also distribute Plan benefits to a Participant, upon direction of the Compensation Committee, based on an opinion of legal counsel which is satisfactory to the Trustee, that there is a significant risk that the Participant's interest in the trust fund will be held to be ERISA Funding or Tax Funding with respect to such Participant or that a Participant will be determined not to be a "management or highly compensated employee" for purposes of ERISA. The provisions of this paragraph shall also apply to any Beneficiary of a Participant.

1.02-4 This trust is "Tax Funding" if it causes the interest of a Participant in this trust to be includable for federal income tax purposes in the gross income of the Participant prior to actual payment of Plan benefits to the Participant.

This trust is "ERISA Funding" if it prevents the Plan from meeting the "unfunded" criterion of the exceptions to application of the provisions of Parts 2 through 4 of Subtitle B of Title I of ERISA for plan that are unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees.

1.02-5 "Written Consent of Participants" means, for the purposes of this Trust Agreement, consent in writing by Participants who (i) constitute a majority in number of all participants and (ii) have accrued benefits (whether vested or unvested) with a present value equal to more than fifty percent (50%) of the present value of the accrued benefits of all of the Participants in all of the subtrusts under this Trust Agreement on the date of such consent.

1.03  Special Circumstances

1.03-1 Upon the occurrence of a Special Circumstance as described in 1.03-2 with respect to any Grantor, the trust assets allocated to the affected Grantor shall be held for Participants in the Grantor's subtrusts who had accrued benefits before the Special Circumstance occurred and shall include those assets accrued for such Participants after the Special Circumstance.

1.03-2 A "Special Circumstance" shall mean a Potential Change in Control of any Grantor (as defined in 2.01-7), a Change in Control of any Grantor (as defined in the Plan) or a Default of any Grantor (as defined in 1.03-
4).

1.03-3 The Trust Committee or the Chief Executive Officer of the affected Grantor shall furnish written notice to the Trustee when a Change in Control occurs. For purposes of this Trust Agreement, a Change in Control of any Grantor shall be deemed to have occurred when the Trustee makes a determination to that effect on its own initiative or upon receipt by the Trustee of written notice to that effect from the Trust Committee or the Chief Executive Officer of the affected Grantor.

1.03-4 A "Default" shall mean a failure by a Grantor to contribute to the trust, within 30 days of receipt of written notice from the Trustee, any of the following amounts:

      (a) The full amount of any insufficiency in assets of any subtrust that is required to pay any premiums or loan interest payments on insurance contracts which are held in the subtrust;

      (b) The full amount of any insufficiency in assets of any subtrust that is required to pay any Plan benefit that is payable upon a direction from the Trust Committee pursuant to 3.02-3 or upon resolution of a disputed claim pursuant to 3.03-2; or

      (c)  Any contribution which is then required under 2.01.

If, after the occurrence of a Default, the Grantor at any time cures such Default by contributing to the trust all amounts which are then required under subparagraphs (a), (b) and (c) above, it shall then cease to be deemed that a Default has occurred or that a Special Circumstance has occurred by reason of such Default.


                                   II.
                      TRUST FUND AND FUNDING POLICY


2.01  Contributions

2.01-1 All contributions to the trust by the Grantors shall be made through SCEcorp as agent for the Grantors. Each Grantor shall be liable to SCEcorp for its allocable share of any contribution made to the trust by SCEcorp on behalf of the Grantor. Each Grantor, through SCEcorp shall contribute to the trust such amounts as are required to purchase or hold insurance contracts in the trust and to pay premiums and loan interest payments thereon. Each Grantor shall also contribute to the trust such additional amounts as are necessary to fund all Plan benefits accrued by Participants while employed by such Grantor (unless the Grantor makes such payments directly) whenever the Trust Committee advises SCEcorp or the Grantor that the assets of the trust or subtrust, other than insurance contracts or amounts needed to pay future premiums or loan interest payments on insurance contracts, are, or in the future are likely to be, insufficient to make such payments. In its discretion, SCEcorp or any

Grantor may contribute to the trust such additional amounts or assets as the Trust Committee may reasonably decide are necessary to provide security for all Plan benefits payable to Participants covered by this trust or any subtrust. SCEcorp or any Grantor may make contributions to a special reserve for payment of future fees and expenses of the Trustee and future trust fees and expenses for legal and administrative proceedings.

2.01-2 Whenever SCEcorp makes a contribution to the trust on behalf of the Grantors, SCEcorp shall designate the Plan and subtrusts to which such contribution (or designated portions thereof) shall be allocated. If the contribution is for a special reserve for payment of future fees and expenses of the Trustee and future trust fees and expenses for legal and administrative proceedings, a separate subtrust shall be designated to receive such contributions, which shall be distinct from any subtrust established for the Plan or the Grantors.

2.01-3 Following the occurrence of a Special Circumstance (as defined in 1.03-2) with respect to any Grantor, and at least annually thereafter while the Special Circumstance remains in effect, the Grantor shall contribute to the trust the sum of the following:

      (a) The amount by which the present value of all "anticipated benefits" (vested and unvested) payable under the Plans on a pre-tax basis to Participants or their beneficiaries whose benefits are funded by the Grantor's subtrust(s) exceeds the value of all of the Grantor's subtrust assets in this trust.
           For this purpose, each Participant's "anticipated benefit" under the Plan shall be the present value of highest benefit the Participant would have accrued under the Plan by the end of that year, assuming that the Participant's service continues at the same rate of compensation and that the Participant continues to make deferrals under the Plan for the balance of the year.

      (b) A reasonable estimate of the Trustee fees and expenses for the remaining duration of the trust which should be allocable to the Grantor's subtrust(s).

2.01-4 The calculations required under 2.01-3 shall be based on the terms of the Plans.

2.01-5 Whenever SCEcorp makes a contribution to the trust pursuant to 2.01-3 on its own behalf or on behalf of another Grantor, it shall furnish the Trustee with a written statement setting forth the computation of all required amounts contributed.

Whenever a Special Circumstance occurs or a contribution is made pursuant to 2.01-3, SCEcorp or the Trust Committee shall deliver to the Trustee, contemporaneously with or immediately prior to such event, a schedule (the "Payment Schedule") indicating the amounts payable under the Plans in respect of each affected Participant, or providing a formula or instructions acceptable to the Trustee for determining the amounts so payable, the form in which such amounts are to be paid (as provided for or available under the Plans) and the time of commencement for payment of such amounts. The Payment Schedule shall include any other necessary instructions with respect to Plan benefits (including legal expenses) payable under the Plans and any conditions with respect to any Participant's entitlement to such benefits, and such instructions may be revised from time to time to the extent so provided under the Plans or this Trust Agreement.

A modified Payment Schedule shall be delivered by SCEcorp or the Trust Committee to the Trustee at each time that (i) additional amounts are required to be paid to the Trustee pursuant to 2.01-3, (ii) Excess Assets are returned to the Grantors, or (iii) upon the occurrence of any event requiring a modification of the Payment Schedule. SCEcorp shall also furnish a Payment Schedule or modified Payment Schedule for any or all Plans upon request by the Trustee at any other time. Whenever SCEcorp or the Trust Committee is required to deliver to the Trustee a Payment Schedule or a modified Payment Schedule, SCEcorp shall also deliver at the same time to each Participant the respective portion of the Payment Schedule or modified Payment Schedule that sets forth the amount payable to that Participant.

2.01-6 Any contribution to the trust which is made by a Grantor on account of a Potential Change in Control shall be returned to that Grantor following one year after delivery of such contribution to the Trustee unless a Change in Control of the Grantor shall have occurred during such one-year period, if the Grantor requests such return within 60 days after such one-year period. If no such request is made within this 60-day period, the contribution shall become a permanent part of the trust fund allocated to the Grantor's subtrust(s). The one-year period shall recommence in the event of and upon the date of any subsequent Potential Change in Control.

2.01-7 A "Potential Change in Control" shall be deemed to occur with respect to a Grantor if:

      (a) Any person, as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act"), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Grantor, delivers to the Grantor a statement containing the information required by Schedule 13-D under the Act, or any amendment to any such statement, that shows that such person has acquired, directly or indirectly, the beneficial ownership of (i) more than twenty-five (25%) percent of any class of equity security of the Grantor entitled to vote as a single class in the election or removal from office of directors, or (ii) more than twenty-five (25%) percent of the voting power of any group of classes of equity securities of the Grantor entitled to vote as a single class in the election or removal from office of directors;

      (b) The Grantor becomes aware that preliminary or definitive copies of a proxy statement and information statement or other information have been filed with the Securities and Exchange Commission pursuant to Rule 14a-6, Rule 14c-5, or Rule 14f-1 under the Act relating to a Potential Change in Control of the Grantor;

      (c) Any person delivers to the Grantor pursuant to Rule 14d-3 under the Act a Tender Offer Statement relating to Voting Securities of the Grantor;

      (d) Any person (other than the Grantor or an SCEcorp affiliate) publicly announces an intention to take actions which if consummated would constitute a Change in Control;

      (e) The Grantor enters into an agreement or arrangement, the consummation of which would result in the occurrence of a Change in Control;

      (f) The Grantor's Board approves a proposal, or the Grantor enters into an agreement, which if consummated would constitute a Change in Control; or

      (g) The Grantor's Board adopts a resolution to the effect that, for purposes of this Trust Agreement, a Potential Change in Control has occurred.

Notwithstanding the foregoing, a Potential Change in Control shall not be deemed to occur as a result of any event described in (a) through (g) above, if directors who were a majority of the members of the Grantor's Board prior to such event determine that the event shall not constitute a Potential Change in Control and furnish written notice to the Trustee of such determination.

2.01-8 The Trust Committee or the Chief Executive Officer of the affected Grantor shall furnish written notice to the Trustee when a Potential Change in Control occurs under 2.01-7. For purposes of this trust, a Potential Change in Control shall be deemed to have occurred when the Trustee makes a determination to that effect on its own initiative or upon receipt by the Trustee of written notice to that effect from the affected Grantor or the Trust Committee except as may be provided under 2.01-7.

2.01-9 The Trustee shall accept the contributions made by SCEcorp on behalf of the Grantors and hold them as a trust fund for the payment of benefits under the Plans. The Trustee shall not be responsible for determining the required amount of contributions or for collecting any contribution not voluntarily paid, nor shall the Trustee be responsible for the adequacy of the trust fund to meet and discharge all liabilities under the Plans. Contributions may be in cash or in other assets specified in 2.02.

2.02  Investment And Valuation

2.02-1 The trust fund may be invested primarily in insurance contracts ("Contracts"). Such Contracts may be purchased by SCEcorp on behalf of the Grantors and transferred to the Trustee as in-kind contributions or may be purchased by the Trustee with the proceeds of cash contributions (or may be purchased upon direction by the Trust Committee pursuant to 2.02-2 or an Investment Manager pursuant to 2.02-4). Trust contributions shall include sufficient cash to make projected premium payments on such Contracts and payments of interest due on loans secured by the cash value of such Contracts, unless SCEcorp makes these payments directly on behalf of the Grantors or the Grantors make the payments directly. The Trustee shall have the power to exercise all rights, privileges, options and elections granted by or permitted under any Contract or under the rules of the insurance company issuing the Contract ("Insurer"), including the right to obtain policy loans against the cash value of the Contract.
Prior to a Special Circumstance, the exercise by the Trustee of any incidents of ownership under any Contract shall be subject to the direction of the Trust Committee. The Trustee shall have no power to designate a beneficiary other than the trust, to assign a Contract other than to a successor trustee, or to loan proceeds of any Contract borrowings to any person other than the Grantors. The Trust Committee may from time to time direct the Trustee in writing as to the designation of beneficiary under such Contracts.

Notwithstanding anything contained herein to the contrary, neither SCEcorp, nor any Grantor nor the Trustee shall be liable for the refusal of any Insurer to issue or change any Contract or Contracts or to take any other action requested by the Trustee; nor for the form, genuineness, validity, sufficiency or effect of any Contract or Contracts held in the trust; nor for the act of any person (other than itself) or persons that may render any such Contract or Contracts null and void; nor for failure of any Insurer to pay the proceeds of any such Contract or Contracts as and when the same shall become due and payable; nor for any delay in payment resulting from any provision contained in any such Contract or Contracts; nor for the fact that for any reason whatsoever (other than its own negligence or willful misconduct) any Contracts shall lapse or otherwise become uncollectable.

2.02-2 Prior to a Special Circumstance, the Trustee shall invest the trust fund in accordance with written directions by the Trust Committee, including directions for exercising rights, privileges, options and elections pertaining to Contracts and for borrowing from Contracts or other borrowing by the Trustee. The Trustee shall act only as an administrative agent in carrying out directed investment transactions and shall not be responsible for the investment decision. If a directed investment transaction violates any duty to diversify, to maintain liquidity or to meet any other investment standard under this trust or applicable law, the entire responsibility shall rest upon the Trust Committee. The Trustee shall be fully protected in acting upon or complying with any investment objectives, guidelines, restrictions or directions provided in accordance with this paragraph.

After a Special Circumstance with respect to a Grantor, the Trust Committee shall no longer be entitled to direct the Trustee with respect to the investment of that portion of the trust fund allocated to that Grantor's subtrust(s), unless the Written Consent of Participants of the affected subtrust(s) is obtained for the Trust Committee to continue to have this right pursuant to 2.02-2. If such Written Consent of Participants is not obtained, that portion of the trust fund shall be invested by the Trustee pursuant to 2.02-3 or by an Investment Manager pursuant to 2.02-4. The Trustee or Investment Manager shall have the right to invest the Trust Fund primarily in insurance contracts pursuant to 2.02-1.

Notwithstanding the foregoing, after a Special Circumstance no new investments shall be made at any time in any securities, instruments, accounts or real property of the affected Grantor, and the Trustee may not loan trust fund assets to the affected Grantor, or permit the affected Grantor to pledge trust fund assets as collateral for loans to the affected Grantor without the Written Consent of all of the Participants.

The Trust Committee may not direct the Trustee to make any investments, and the Grantors may not make any contributions of property to the trust fund, which are not permissible investments under 2.02-1 and 2.02-3.

2.02-3 If the Trustee does not receive instructions from the Trust Committee for the investment of part or all of the trust fund for a period of at least 60 days, the Trustee shall invest and reinvest the assets of the trust fund as the Trustee, in its sole discretion, may deem appropriate, in accordance with applicable law.

Permissible investments shall be limited to the following:

      (a)  Insurance or annuity contracts;

      (b) Preferred or common stocks, bonds, notes, debentures, commercial paper, certificates of deposit, money market funds, obligations of governmental bodies, or other securities;

      (c) Interest-bearing savings or deposit accounts with any federally-insured bank or savings and loan association (including the Trustee or an affiliate of the Trustee);

      (d) Shares or certificates of participation issued by investment companies, investment trusts, mutual funds, or common or pooled investment funds (including any common or pooled investment fund now or hereafter maintained by the Trustee or an affiliate of the Trustee); or

      (e) Real property, mortgages, deeds of trust, or notes secured by mortgages or deeds of trust.

2.02-4 Prior to a Change in Control, the Trust Committee may appoint one or more investment managers ("Investment Manager") subject to the following provisions:

      (a) The Trust Committee may appoint one or more Investment Managers to manage (including the power to acquire and dispose of) a specified portion of the assets of the trust (hereinafter referred to as that Investment Manager's "Segregated Fund").
           Any Investment Manager so appointed must be either (i) an investment adviser registered as such under the Investment Advisers Act of 1940, (ii) a bank, as defined in that Act, or
           (iii) an insurance company qualified to perform services in the management, acquisition or disposition of the assets of trusts under the laws of more than one state; and any Investment Manager so appointed must acknowledge in writing to the Trust Committee and to the Trustee that it is a fiduciary with respect to the trust assets. The Trustee, until notified in writing to the contrary, shall be fully protected in relying upon any written notice of the appointment of an Investment Manager furnished to it by the Trust Committee. In the event of any vacancy in the office of Investment Manager, the Trustee, upon seven days prior written notice of the vacancy in the office of Investment Manager shall be deemed to be the Investment Manager of that Investment Manager's Segregated Fund until an Investment

           Manager thereof shall have been duly appointed; and in such event, until an Investment Manager shall have been so appointed and qualified, references herein to the Trustee's acting in respect of that Segregated Fund pursuant to direction from the Investment Manager shall be deemed to authorize the Trustee to act in its own discretion in managing and controlling the assets of that Segregated Fund, and subparagraphs (b) and (c) below shall have no effect with respect thereto and shall be disregarded.

      (b) Each Investment Manager appointed pursuant to subparagraph (a) above shall have exclusive authority and discretion to manage and control the assets of its Segregated Fund and may invest and reinvest the assets of the Segregated Fund in any investments in which the Trustee is authorized to invest under 2.02-3, subject to the terms and limitations of any written instruments pertaining to its appointment as Investment Manager. Copies of any such written instruments shall be furnished to the Trustee. In addition, each Investment Manager from time to time and at any time may delegate to the Trustee (or in the event of any vacancy in the office of Investment Manager, the Trustee, upon seven days prior written notice of the vacancy in the office of Investment Manager, may, until an Investment Manager thereof shall have been duly appointed, exercise in respect of that Investment Manager's Segregated Fund) discretionary authority to invest and reinvest otherwise uninvested cash held in its Segregated Fund temporarily in bonds, notes or other evidences of indebtedness issued or fully guaranteed by the United States of America or any agency or instrumentality thereof, or in other obligations of a short-term nature, including prime commercial obligations or part interests therein.

      (c) Unless the Trustee knowingly participates in, or knowingly undertakes to conceal, an act or omission of an Investment Manager, knowing such act or omission to be a breach of the fiduciary responsibility of the Investment Manager with respect to the trust assets, the Trustee shall not be liable for any act or omission of any Investment Manager and shall not be under any obligation to invest or otherwise manage the assets of the Plans that are subject to the management of any Investment Manager. Without limiting the generality of the foregoing, the Trustee shall not be liable by reason of its taking or refraining from taking at the direction of an Investment Manager any action in respect of that Investment Manager's Segregated Fund. The Trustee shall be under no duty to question or to make inquiries as to any direction or order or failure to give direction or order by any Investment Manager; and the Trustee shall be under no duty to make any review of investments acquired for the trust at the direction or order of any Investment Manager and shall be under no duty at any time to make any recommendation with respect to disposing of or continuing to retain any such investment.

2.02-5 The values of all assets in the trust fund shall be reasonably determined by the Trustee and may be based on the determination of qualified independent parties or Experts (as described in 2.06-2). At any time before or after a Special Circumstance, the Trustee shall have the right to secure confirmation of value by a qualified independent party or Expert for all property of the trust fund, as well as any property to be substituted for other property of the trust fund pursuant to 2.05. Before a Special Circumstance the Trust Committee may designate one or more independent parties, who are acceptable to the Trustee, to determine the fair market value of any notes, securities, real property or other assets.

Any insurance or annuity contracts held in the trust fund shall be valued at their cash surrender value, except for purposes of substituting other property for such Contracts pursuant to 2.05-2. All securities shall be valued net of costs to sell, or register for sale, such securities. All real property shall be valued net of costs to sell such real property. All other assets of the trust fund shall be valued at their fair market value.

SCEcorp shall pay on behalf of the Grantors all costs incurred in valuing the assets of the trust fund including any assets to be substituted for other assets of the trust fund pursuant to 2.05. If not so paid, these costs shall be paid from the trust fund. SCEcorp shall reimburse the trust fund within 30 days after receipt of a bill from the Trustee for any such costs paid out of the trust fund.

2.02-6 Following a Change in Control of a Grantor, the Trustee shall be the Investment Manager of the assets of the affected subtrust(s). While the Trustee is the Investment Manager, any requirements in the Plans or Trust Agreement that the Investment Manager or the Trustee provide the other with prior written notice or other communication shall not apply.

2.03  Subtrusts

2.03-1 The Trustee shall establish a Grantor subtrust for each Plan in which a Grantor participates to which it shall credit contributions it receives which are earmarked for that Grantor. The Trustee shall also establish a separate subtrust to which it shall credit contributions it receives which are earmarked to the special reserve for payment of future fees and expenses of the Trustee. Each subtrust shall reflect an undivided interest in assets of the trust fund and shall not require any segregation of particular assets, except that an insurance contract covering benefits of a particular Plan shall be held in the subtrust for the Plan. All contributions shall be designated by SCEcorp for a particular subtrust. However, any contribution received by the Trustee which is not earmarked for a particular subtrust shall be allocated among the subtrusts as the Trustee may determine in its sole discretion.

The Trust Committee may direct the Trustee, or the Trustee may determine on its own initiative, to maintain a separate sub-account within each subtrust for a Plan for each Participant who is covered by the subtrust. Each sub-account in a subtrust shall reflect an individual interest in assets of the subtrust and, as much as possible, shall operate in the same manner as if it were a separate subtrust.

2.03-2 The Trustee shall allocate investment earnings and losses and expenses of the trust fund among the subtrusts in proportion to their balances, except that changes in the value of an insurance contract (including premiums and interest on loans on an insurance contract) shall be allocated to the subtrust for which it is held. Payments to creditors during Insolvency Administration under 5.02 shall be charged against the affected Grantor's subtrusts in proportion to their balances, except that payment of Plan benefits to a Participant as a general creditor shall be charged against the subtrust for that Plan.

2.03-3 Assets allocated to a subtrust for one Plan may not be utilized to provide benefits under any other Plans until all benefits under such Plan have been paid in full, except that Excess Assets (as defined in 2.04-2) of a subtrust may be transferred to other subtrusts pursuant to 2.04-5.

2.04  Recapture Of Excess Assets

2.04-1 In the event the trust shall hold Excess Assets, the Trust Committee, at its option, may direct the Trustee to return part or all of such Excess Assets to the Grantors.

2.04-2 "Excess Assets" are assets of the trust or a subtrust exceeding one hundred twenty-five percent (125%) of the amounts described in 2.01-3.

2.04-3 The calculation required by 2.04-2 shall be based on the terms of the Plans. Before a Special Circumstance, the calculation shall be made by the Trust Committee or a qualified actuary or consultant selected by the Trust Committee. After a Special Circumstance, the calculation shall be made by a qualified actuary or consultant selected by the Trustee, provided the Trust Committee may select a qualified actuary or consultant with the Written Consent of Participants.

2.04-4 Excess Assets shall be returned to the Grantors in any order of priority directed by the Trust Committee, unless the Trustee determines otherwise to protect the Participants.

2.04-5 If any subtrust for a Grantor holds Excess Assets, the Trust Committee may direct the Trustee to transfer such Excess Assets to other subtrusts of the Grantor. After a Special Circumstance, the Trustee may also transfer Excess Assets of a subtrust for a Grantor to other subtrusts for that Grantor upon its own initiative in such amounts as it may determine in its sole discretion.

Excess Assets of a subtrust for a Plan shall be determined in the same manner as Excess Assets of the trust are determined pursuant to 2.04-2 and 2.04-3. In making this determination, each subtrust for a Plan shall bear its allocable share of the amounts described in 2.01-3 which relate to that Plan. The Trustee, in its sole discretion, shall determine whether there are Excess Assets in the separate subtrust which constitutes the reserve for payment of future fees and expenses of the Trustee. Excess Assets for this subtrust shall be any amounts which the Trustee reasonably determines will not be needed in the future for payment of such fees and expenses.

2.05  Substitution Of Other Property

2.05-1 SCEcorp shall have the power to re-acquire on behalf of the Grantors part or all of the assets or collateral held in the trust fund at any time, by simultaneously substituting for it other readily marketable property of equivalent value, net of any costs of disposition; provided that, if the trust holds Excess Assets, the property which is substituted shall not be required to be of equivalent value, but only of sufficient value so that the trust will retain Excess Assets of not less than $10,000 after such substitution. The property which is substituted must be among the types of investments authorized under 2.02 and may not be less liquid or marketable or less well secured than the property for which it is substituted, as determined by the Trust Committee. Such power is exercisable in a nonfiduciary capacity and may be exercised without the approval or consent of Participants or any other person.

2.05-2 Except for insurance contracts, the value of any assets re-acquired under 2.05-1 shall be determined as provided in 2.02-5. The value of any insurance contract re-acquired under 2.05-1 shall be the present value of future projected cash flow or benefits payable under the Contract, but not less than the cash surrender value. The projection shall include death benefits based on reasonable mortality assumptions, including known facts specifically relating to the health of the insured and the terms of the Contract to be re-acquired. Values shall be reasonably determined by the Trustee and may be based on the determination of qualified independent parties and Experts, as described in 2.02-5 and 2.06-2. The Trustee shall have the right to secure confirmation of value by a qualified independent party or Expert for all property to be substituted for other property.

2.05-3 SCEcorp shall pay on behalf of the Grantors all costs incurred in valuing the assets of the trust fund, including any assets to be substituted for other assets of the trust fund pursuant to 2.05. If not so paid, these costs shall be paid from the trust fund. SCEcorp shall reimburse the trust fund within 30 days after receipt of a bill from the Trustee for any such costs paid out of the trust fund.

2.06 Administrative Powers Of Trustee

2.06-1 Subject in all respects to applicable provisions of this Trust Agreement, including limitations on investment of the trust fund, the Trustee shall have the rights, powers and privileges of an absolute owner when dealing with property of the trust, including (without limiting the generality of the foregoing) the powers listed below:

      (a) To sell, convey, transfer, exchange, partition, lease, and otherwise dispose of any of the assets of the trust at any time held by the Trustee under this Trust Agreement;

      (b) To exercise any option, conversion privilege or subscription right given the Trustee as the owner of any security held in the trust; to vote any corporate stock either in person or by proxy, with or without power of substitution; to consent to or oppose any reorganization, consolidation, merger, readjustment of financial structure, sale, lease or other disposition of the assets of any corporation or other organization, the securities of which may be an asset of the trust; and to take any action in connection therewith and receive and retain any securities resulting therefrom;

      (c) To deposit any security with any protective or reorganization committee, and to delegate to such committee such power and authority with respect thereto as the Trustee may deem proper, and to agree to pay out of the trust such portion of the expenses and compensation of such committee as the Trustee, in its discretion, shall deem appropriate;

      (d) To cause any property of the trust to be issued, held or registered in the name of the Trustee as trustee, or in the name of one or more of its nominees, or one or more nominees of any system for the central handling of securities, or in such form that title will pass by delivery, provided that the records of the Trustee shall in all events indicate the true ownership of such property, or to deposit any securities held in the trust with a securities depository;

      (e) To renew or extend the time of payment of any obligation due or to become due;

      (f) To commence or defend lawsuits or legal or administrative proceedings; to compromise, arbitrate or settle claims, debts or damages in favor of or against the trust; to deliver or accept, in either total or partial satisfaction of any indebtedness or other obligation, any property; to continue to hold for such period of time as the Trustee may deem appropriate any property so received; and to pay all costs and reasonable attorneys' fees in connection therewith out of the assets of the trust;

      (g)  To foreclose any obligation by judicial proceeding or otherwise;

      (h) Subject to 2.02, to borrow money from any person in such amounts, upon such terms and for such purposes as the Trustee, in its discretion, may deem appropriate; and in connection therewith, to execute promissory notes, mortgages or other obligations and to pledge or mortgage any trust assets as security; and to lend money on a secured or unsecured basis to any person other than a party in interest;

      (I) To manage any real property in the trust in the same manner as if the Trustee were the absolute owner thereof, including the power to lease the same for such term or terms within or beyond the existence of the trust and upon such conditions as the Trustee may deem proper; and to grant options to purchase or acquire options to purchase any real property;

      (j) To appoint one or more persons or entities as ancillary trustee for the purpose of investing in and holding title to real or personal property or any interest therein; provided that any such ancillary trustee shall act with such power, authority, discretion, duties, and functions of the Trustee as shall be specified in the instrument establishing such ancillary trust, including (without limitation) the power to receive, hold and manage property, real or personal, or undivided interests therein; and the Trustee may pay the reasonable expenses and compensation of such ancillary trustees out of the trust;

      (k) To hold such part of the assets of the trust uninvested for such limited periods of time as may be necessary for purposes of orderly trust administration or pending required directions, without liability for payment of interest;

      (l) To determine how all receipts and disbursements shall be credited, charged or apportioned as between income and principal, and the decision of the Trustee shall be final and not subject to question by any Participant or Beneficiary of the trust;

      (m) To dispose of any property in the trust fund and to foreclose on any notes from a Grantor (and dispose of any collateral securing such notes, subject to the terms of any pledge agreement) upon any Default (as defined in 1.03-4), after 60 days written notice to the Grantor to permit the Grantor to cure any Default; and

      (n) Generally to do all acts, whether or not expressly authorized, which the Trustee may deem necessary or desirable for the orderly administration or protection of the trust fund.

2.06-2 The Trustee may engage one or more qualified independent attorneys, accountants, actuaries, appraisers, consultants or other experts (an "Expert") with respect to its determination under the Trust, including the determination of Excess Assets pursuant to 2.04 or disputed claims pursuant to 3.03. The Trustee shall have no duty to oversee or independently evaluate the determination of the Expert. The Trustee shall be authorized to pay the fees and expenses of any Expert out of the assets of the trust fund.

2.06-3 The Grantors shall from time to time pay taxes (references in this Trust Agreement to the payment of taxes shall include interest and applicable penalties) of any and all kinds whatsoever which at any time are lawfully levied or assessed upon or become payable in respect of their pro rata shares of the trust fund, the income or any property forming a part thereof, or any security transaction pertaining thereto. To the extent that any taxes levied or assessed upon the trust fund are not paid by the Grantors or contested by the Grantors pursuant to the last sentence of this paragraph, the Trustee shall pay such taxes out of the trust fund, and the Grantors shall upon demand by the Trustee, deposit into the trust fund, through their agent, SCEcorp, an amount equal to the amount paid from the trust fund to satisfy such tax liability. If requested by SCEcorp, the Trustee shall contest the validity of such taxes in any manner deemed appropriate by SCEcorp or its counsel, but only if it has received an indemnity bond or other security satisfactory to it to pay any expenses of such contest.

Alternatively, SCEcorp may itself contest the validity of any such taxes, but any such contest shall not affect the Grantors' obligation to reimburse the trust fund for taxes paid from the trust fund.

2.06-4   Notwithstanding any powers granted to Trustee pursuant to this
Trust Agreement or to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Code.


                                  III.
                             ADMINISTRATION


3.01  Committee; Company Representatives

3.01-1 The Compensation Committee is the administrator of the Plans and has general responsibility to interpret the Plans and determine the rights of Participants and beneficiaries. Day-to-day administration of the Plans has been delegated to SCEcorp management. The Compensation Committee is the administrator of this Trust Agreement and shall act on behalf of all Grantors with respect to the Administration of this Trust Agreement; however, day-to-day administration of the Plans has been delegated to the Trust Committee. Notwithstanding any other provision of this Trust Agreement, each Grantor is responsible for contributions to fund benefits accrued by Participants while employed by the Grantor and for its pro rata share of expenses of the trust (based on the amount of assets allocated to the Grantor's subtrust(s)) and shall reimburse SCEcorp for payments advanced by SCEcorp on its behalf.

3.01-2 The Trustee shall be given the names and specimen signatures of the members of the Trust Committee and any other SCEcorp representatives authorized to take action in regard to the administration of the Plans and this trust. The Trustee shall accept and rely upon the names and signatures until notified of any change. Instructions to the Trustee shall be signed for the Trust Committee by the chairman or such other person as the Trust Committee may designate.

3.02  Payment Of Benefits

3.02-1 The Trustee shall pay benefits to Participants and beneficiaries on behalf of the Grantors in satisfaction of their obligations under the Plans. Each Grantor shall contribute to the trust such amounts as are necessary to fund benefits accrued by Participants while employed by the Grantor and to enable the Trustee to make all such Plan benefit payments to Participants when due, whenever the Trustee advises the Trust Committee that the assets of the relevant subtrust, other than insurance contracts or amounts needed to pay future premiums or loan interest payments on insurance contracts, are insufficient to make such payments. Benefit payments from a subtrust shall be made in full until the assets of the subtrust are exhausted. Payments due on the date the subtrust is exhausted shall be covered pro rata. A Grantor's benefit payment obligation shall not be limited to the portion of the trust fund allocated to the Grantor's subtrust(s), and a Participant or Beneficiary shall have a claim against a Grantor for any payment not made by the Trustee.

Notwithstanding the foregoing, and in the discretion of the Grantors, benefits payments may be paid directly to Participants at any time. Grantors shall pay benefits directly to Participants and beneficiaries in satisfaction of their obligations under a Plan whenever either (i) the assets of the subtrust are not then sufficient to satisfy any then applicable contribution or funding requirements imposed under 2.01, or
(ii) there are no assets in the subtrust other than insurance contracts. If a Grantor fails to make any such required payments when due, after 60 days' written notice to the Grantor to permit the Grantor to make any such payments, the Trustee shall pay benefits to Participants and beneficiaries under any Plan from the assets of the subtrust for that Plan.

3.02-2 A Participant's entitlement to benefits under the Plans shall be determined by the Compensation Committee. Any benefit enhancement or right with respect to the Plans which is provided under employment or severance agreements of Participants shall be taken into account in making the foregoing determination. Any claim for such benefits shall be considered and reviewed under the claims procedures established for that Plan.

3.02-3 The Trustee shall make payments in accordance with written directions from the Trust Committee or its designee, except as provided in 3.03. The Trustee may request such directions from the Trust Committee or its designee. If the Trust Committee or its designee fails to furnish written directions to the Trustee within 60 days after receiving a written request for directions from the Trustee, the Trustee may make payments determined by the amounts due under the terms of the Plans in reliance upon the most recent Payment Schedule furnished to it by the Trust Committee.

The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required prior to or coincident with making any benefit payments hereunder and shall pay amounts withheld to taxing authorities on the Grantor's behalf or determine that such amounts have been reported, withheld and paid by the Grantor.

3.02-4 The Trustee shall use the assets of the trust or any subtrust to make benefit payments or other payments in such order of priority as the Trustee may determine, or as may be directed by the Trust Committee.

3.03 Disputed Claims

3.03-1 A Participant covered by this Trust whose claim has been denied by the Trust Committee, or who has received no response to the claim within 60 days after submission, may submit the claim to the Trustee. The Trustee shall give written notice of the claim to the Trust Committee. If the Trustee receives no written response from the Trust Committee within 60 days after the date the Trust Committee is given written notice of the claim, the Trustee shall pay the Participant the amount claimed, unless it determines in its sole discretion that a lesser amount is due under the terms of the Plans. If a written response is received within such 60 days, the Trustee shall consider the claim in its sole and absolute discretion, including the Trust Committee's response. If the merits of the claim depend on compensation, service or other data in the possession of SCEcorp or a Grantor and it is not provided, the Trustee may rely upon information provided by the Participant. Any benefit enhancement or right with respect to the Plans which is provided under employment or severance agreements of Participants shall be taken into account in making the foregoing determination.

3.03-2 The Trustee shall give written notice to the Participant and the Trust Committee of its decision on the claim. If the decision is to grant the claim, the Trustee shall make payment to the Participant. The Trustee may decline to decide a claim and may file suit to have the matter resolved by a court of competent jurisdiction. All of the Trustee's expenses in the court proceeding, including attorneys fees, shall be allowed as administrative expenses of the trust.

The Participant, SCEcorp or the Grantor may challenge the Trustee's decision by filing suit in a court of competent jurisdiction. If no such suit is filed within 60 days after delivery of written notice of the Trustee's decision, the decision shall become final and binding on all parties.

Notwithstanding the two preceding paragraphs, and because it is agreed that time will be of the essence in determining whether any payments are due a Participant or Beneficiary under the Trust, a Participant or Beneficiary may, if he or she desires, submit any claim for payment under the Trust to arbitration. This right to select arbitration shall be solely that of the Participant or Beneficiary and the Participant or Beneficiary may decide whether or not to arbitrate in his or her discretion. The "right to select arbitration" is not mandatory on the Participant or Beneficiary, and the Participant or Beneficiary may choose in lieu thereof to bring an action in an appropriate civil court. Once an arbitration is commenced, however, it may not be discontinued without the mutual consent of the parties to the arbitration. During the lifetime of the Participant only he or she can use the arbitration procedure set forth in this section.

Any claim for arbitration may be submitted as follows: if a Participant or Beneficiary has submitted a request to be paid under the Trust and the claim is finally denied by the Trustee in whole or in part, the claim may be filed in writing with an arbitrator of the Participant's or Beneficiary's choice who is selected by the method described in the next four sentences. The first step of the selection shall consist of the Participant or Beneficiary submitting a list of five potential arbitrators to the Trust Committee. Each of the five arbitrators must be either (1) a member of the National Academy of Arbitrators located in the State of California or (2) a retired California Superior Court or Appellate Court judge. Within one week after receipt of the list, the Trust Committee shall select one of the five arbitrators as the arbitrator for the dispute in question. If the Trust Committee fails to select an arbitrator within one week after receipt of the list, the

Participant or Beneficiary shall then designate one of the five arbitrators for the dispute in question.

The arbitration hearing shall be held within seven days (or as soon thereafter as possible) after the picking of the arbitrator. No continuance of said hearing shall be allowed without the mutual consent of the Participant or Beneficiary, the Trust Committee and the affected Grantor. Absence from or nonparticipation at the hearing by any party shall not prevent the issuance of an award. Hearing procedures which will expedite the hearing may be ordered at the arbitrator's discretion, and the arbitrator may close the hearing in his or her sole discretion when he or she decides he or she has heard sufficient evidence to satisfy issuance of an award.

The arbitrator's award shall be rendered as expeditiously as possible and in no event later than one week after the close of the hearing.

In the event the arbitrator finds that the Trust Committee or the Grantor has breached the terms of the Trust, he or she shall order the Trustee to pay to the Participant or Beneficiary within two business days after the decision is rendered the amount then due the Participant or Beneficiary. The award of the arbitrator shall be final and binding upon the parties.

The award may be enforced in any appropriate court as soon as possible after its rendition. The Trust Committee or the Grantor will be considered the prevailing party in a dispute if the arbitrator determines
(1) that the Trust Committee or the affected Grantor has not breached the terms of the Trust and (2) the claim by the Participant or Beneficiary was not made in good faith. Otherwise, the Participant or Beneficiary will be considered the prevailing party. In the event that the Trust Committee or the Grantor is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (excluding any attorneys' fees incurred by Trust Committee or the Grantor) including stenographic reporter, if employed, shall be paid by the losing party. In the event that the Participant or Beneficiary is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (including all attorneys' fees incurred by the Participant or Beneficiary in pursuing his or her claim), including the fees of a stenographic reporter, if employed, shall be paid from trust assets. The affected Grantor shall reimburse the trust fund within 30 days after receipt of a bill from the Trustee for any such Participant's expenses which are reimbursed by the Trustee.

3.04  Records

3.04-1 The Trustee shall keep complete records on the trust fund open to inspection by the Grantors, the Compensation Committee and the Trust at all reasonable times. In addition to accountings required below, the Trustee shall furnish to the Grantors, the Compensation and Trust Committees any information reasonably requested about the trust fund.

3.05  Accountings

3.05-1 The Trustee shall furnish the Trust Committee with a complete statement of accounts annually within 60 days after the end of the trust year showing assets and liabilities and income and expense for the year of the trust and each subtrust. The Trustee shall also furnish the Trust Committee with accounting statements at such other times as the Trust Committee may reasonably request. The form and content of the statement of accounts shall be sufficient for each Grantor to include in computing its taxable income and credits the income, deductions and credits against tax that are attributable to the portion of the trust fund allocated to its subtrust(s).

3.05-2 The Trust Committee may object to an accounting within 180 days after it is furnished and require that it be settled by audit by a qualified, independent certified public accountant. The auditor shall be chosen by the Trustee from a list of at least five such accountants furnished by the Trust Committee at the time the audit is requested. Either the Trust Committee or the Trustee may require that the account be settled by a court of competent jurisdiction, in lieu of or in conjunction with the audit. All expenses of any audit or court proceedings, including reasonable attorneys' fees, shall be allowed as administrative expenses of the trust.

3.05-3 If the Trust Committee does not object to an accounting within the time provided, the account shall be settled for the period covered by it.

3.05-4 When an account is settled, it shall be final and binding on all parties, including all Participants and persons claiming through them.

3.06  Expenses And Fees

3.06-1 The Trustee shall be reimbursed for all reasonable expenses and shall be paid a reasonable fee fixed by agreement with the Trust Committee from time to time. No increase in the fee shall be effective before 60 days after the Trustee gives written notice to the Trust Committee of the increase. The Trustee shall notify the Trust Committee periodically of expenses and fees.

3.06-2 SCEcorp shall pay Trustee and other administrative and valuation fees and expenses on behalf of the Grantors. If not so paid, these fees and expenses shall be paid from the trust fund.


                                   IV.
                                LIABILITY


4.01  Indemnity

The Trustee will have the duty to discharge its responsibilities under this Trust Agreement with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and aims. Subject to such limitations as may be imposed by applicable law, the Grantors shall indemnify and hold harmless the Trustee from any claim, loss, liability or expense arising from any action or inaction in administration of this trust based on direction or information from either SCEcorp, another Grantor, the Compensation or Trust Committees, any Investment Manager or any Expert, absent willful misconduct, negligence or bad faith.

4.02 Bonding

The Trustee need not give any bond or other security for performance of its duties under this trust.


                                   V.
                               INSOLVENCY


5.01  Determination of Insolvency

5.01-1  A Grantor is Insolvent for purposes of this trust if:

      (a)  A Grantor is unable to pay its debts as they come due; or

      (b) A Grantor is the subject of a pending proceeding as a debtor under the federal Bankruptcy Code (or any successor federal statute).

5.01-2 The Grantor shall promptly give notice to the Trustee when a Grantor becomes Insolvent. The Chief Executive Officer of the Grantor shall be obligated to give such notice. If the Trustee receives such notice or receives from any other person claiming to be a creditor of the Grantor a written allegation that the Grantor is Insolvent, the Trustee shall independently determine whether such insolvency exists. The Trustee may rely on such evidence concerning the Grantor's solvency as may be furnished to Trustee and that provides the Trustee with a reasonable basis for making a determination concerning the Grantor's solvency. The expenses of such determination shall be allowed as administrative expenses of the trust.

5.01-3 Upon receipt of the notice or allegation described in 5.01-2, the Trustee shall discontinue making payments to Participants and beneficiaries under the Plans from the portion of the trust fund allocable to the affected Grantor's subtrusts and shall commence Insolvency
Administration under 5.02.

5.01-4 The Trustee shall have no obligation to investigate the financial condition of the Grantor prior to receiving a notice or allegation of insolvency under 5.01-2.

5.02  Insolvency Administration

5.02-1 During Insolvency Administration, the Trustee shall hold the Grantor's subtrust funds for the benefit of the creditors of the Grantor and make payments only in accordance with 5.02-2. The Trustee shall continue the investment of the trust fund in accordance with 2.02.

5.02-2 The Trustee shall make payments out of the trust fund in accordance with instructions from a court, or a person appointed by a court, having jurisdiction over the Grantor's condition of insolvency to:

      (a)  Creditors;

      (b)  Participants and beneficiaries; or

      (c)  The Trustee in payment of its fees or expenses.

5.02-3 During Insolvency Administration, the Participants and beneficiaries shall have no greater rights than general creditors of the Grantor. Nothing in this Trust Agreement shall in any way diminish any rights of Plan Participants or their beneficiaries to pursue their rights as general creditors of the Grantor with respect to benefits due under the Plans or otherwise.

5.03  Termination Of Insolvency Administration

5.03-1 Insolvency Administration shall terminate when the Trustee determines that the Grantor:

      (a) Is not Insolvent, in response to a notice or allegation of insolvency under 5.01-2;

      (b)  Has ceased to be Insolvent; or

      (c) Has been determined by a court of competent jurisdiction not to be Insolvent or to have ceased to be Insolvent.

5.03-2 Upon termination of Insolvency Administration under 5.03-1, the affected subtrust(s) shall again be held for the benefit of the Participants and beneficiaries under the Plans. Benefit payments due during the period of Insolvency Administration shall be made as soon as practicable, together with interest from the due dates at the rate credited on the Participant's account under the Plan.

5.04  Creditors' Claims During Solvency

5.04.1 During periods of a Grantor's Solvency, the Trustee shall hold the Grantor's subtrust(s) exclusively to pay Plan benefits and the allocable fees and expenses of the trust until all benefits have been paid. Creditors of the Grantor shall not be paid during a Grantor's Solvency from the trust fund, which may not be seized by or subjected to the claims of such creditors in any way.

5.04-2 A period of Solvency for a Grantor is any period not covered by 5.02.

                                  VI.
                           SUCCESSOR TRUSTEES


6.01  Resignation And Removal

6.01-1  The Trustee may resign at any time by notice to the Trust
Committee, which shall be effective in 60 days unless the Trust Committee and the Trustee agree otherwise.

6.01-2 The Trustee may be removed by the Trust Committee on 60 days' written notice or shorter notice accepted by the Trustee.

After a Special Circumstance, the Trustee may be removed only with the Written Consent of the Participants.

6.01-3 When resignation or removal is effective, the Trustee shall begin transfer of assets to the successor Trustee immediately. The transfer shall be completed within 60 days, unless the Trust Committee extends the time limit.

6.02  Appointment Of Successor

6.02-1 If the Trustee resigns or is removed, the Trust Committee shall appoint a successor by the effective date of resignation or removal under 6.01-1 or 6.01-2. The Trust Committee may appoint any national or state bank or trust company that is unrelated to the Trust Committee as a successor to replace the Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, which shall have all of the rights and powers of the former Trustee, including ownership rights in the trust assets. The former Trustee shall execute any instruments necessary or reasonably requested by the Trust Committee or the successor Trustee to evidence the transfer. After a Special Circumstance, a successor Trustee may be appointed only with the Written Consent of Participants. If no such appointment has been made, the Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of the Trustee in connection with the proceeding shall be allowed as administrative expenses of the trust.

6.02-2 The successor Trustee need not examine the records and acts of any prior Trustee and may retain or dispose of existing trust assets, subject to Article II. The successor Trustee shall not be responsible for, and the Grantors shall indemnify and hold harmless the successor Trustee from any claim or liability because of, any action or inaction of any prior Trustee.

6.03  Accountings; Continuity

6.03-1 A Trustee who resigns or is removed shall submit a final accounting to the Trust Committee as soon as practicable. The accounting shall be received and settled as provided in 3.05 for regular accountings.

6.03-2 No resignation or removal of the Trustee or change in identity of the Trustee for any reason shall cause a termination of the Plans or this trust.


                                  VII.
                           GENERAL PROVISIONS


7.01  Interests Not Assignable

7.01-1 The interest of a Participant in the trust fund may not be anticipated, assigned, pledged or otherwise encumbered, seized by legal process, transferred or subjected to the claims of the Participant's creditors in any way. Notwithstanding the foregoing, the benefit payable to a Participant may be assigned in full or in part, pursuant to a domestic relations order of a court of competent jurisdiction.

7.01-2 No Grantor may create a security interest in the trust fund in favor of any of its creditors. The Trustee shall not make payments from the trust fund of any amount to creditors of any Grantor, other than Participants, except as provided in 5.02.

7.01-3 The Participants shall have no interest in the assets of the trust fund beyond the right to receive payment of Plan benefits subject to the restrictions during Insolvency referred to in 5.02. During Insolvency Administration, the Participants' rights to trust assets shall not be superior to those of any other general creditors of the affected Grantor.

7.02  Amendment

The Grantors and the Trustee may amend this Trust Agreement at any time by a written instrument executed by the parties. Except as provided below, any such amendment may be made only with the Written Consent of Participants after a Special Circumstance. Notwithstanding the foregoing, any such amendment may be made by written agreement of the Grantors and the Trustee without the Written Consent of Participants if such amendment will not have a material adverse effect on the rights of any Participant hereunder or is necessary to comply with any laws, regulations or other legal requirements. No amendment will conflict with the terms of the Plans or make the trust revocable.

7.03  Applicable Law

This trust shall be governed, construed and administered according to the laws of California except as preempted by ERISA or other Federal law.

7.04  Agreement Binding On All Parties

This Trust Agreement shall be binding upon the heirs, personal representatives, successors and assigns of any and all present and future parties.

7.05  Notices And Directions

Any notice or direction under this Trust Agreement shall be in writing and shall be effective when actually delivered or, if mailed, when deposited postpaid as first-class mail. Mail to a party shall be directed to the address stated below or to such other address as any party may specify by notice to the other parties. Notices to the Trust Committee shall be sent to the address of SCEcorp. Notices to Participants who have submitted claims under 3.03 shall be mailed to the address shown in the claim submission. Until notice is given to the contrary, notices to the Grantors and the Trustee shall be addressed as follows:


Grantors


SCEcorp                                  Southern California Edison Company
Attention: Chief Financial Officer       Attention: Chief Financial Officer
2244 Walnut Grove Avenue                 2244 Walnut Grove Avenue
Rosemead, CA  91770                      Rosemead, CA  91770


The Mission Group                        Mission Energy Company
Attention: Office of the President       Attention: President
18101 Von Karman Avenue, Suite 1700      18101 Von Karman Avenue, Suite 1700
Irvine, CA  92715-1007                   Irvine, CA  92715-1007


Mission First Financial                  Mission Land Company
Attention: President                     Attention: President
18101 Von Karman Avenue, Suite 1700      18101 Von Karman Avenue, Suite 1700
Irvine, CA  92715-1007                   Irvine, CA  92715-1007


Trustee


U.S. Trust Company of California N. A.
Attention: Charles Wert
555 South Flower Street
Los Angeles, CA  90071-2429

7.06  No Implied Duties

The duties of the Trustee shall be those stated in this trust, and no other duties shall be implied.

7.07  Gender, Singular And Plural

All pronouns and any variations thereof shall be deemed to refer to the masculine or feminine, as the identity of the person or persons may require. As the context may require, the singular may be read as the plural and the plural as the singular.
7.08  Validity

If any provision of this Trust Agreement is held invalid, void or unenforceable, the same shall not affect the validity of any other provision.


                                  VIII.
                                 INSURER


8.01  Insurer Not A Party

The Insurer shall not be deemed to be a party to this Trust Agreement, and its obligations shall be measured and determined solely by the terms of its Contracts and other agreements executed by it.

8.02  Authority Of Trustee

The Insurer shall accept the signature of the Trustee on any documents or papers executed in connection with such Contracts. The signature of the Trustee shall be conclusive proof to the Insurer that the person on whose life an application is being made is eligible to have such Contract issued on his life and is eligible for a Contract of the type and amount requested.

8.03  Contract Ownership

The Insurer shall deal with the Trustee as the sole and absolute owner of the trust's interests in such Contracts and shall have no obligation to inquire whether any action or failure to act on the part of the Trustee is in accordance with or authorized by the terms of the Plans or this Trust Agreement.

8.04  Limitation Of Liability

The Insurer shall be fully discharged from any and all liability for any action taken or any amount paid in accordance with the direction of the Trustee and shall have no obligation to see to the proper application of the amounts so paid. The Insurer shall have no liability for the operation of this Trust Agreement or the Plans, whether or not in accordance with their terms and provisions.

8.05  Change Of Trustee

The Insurer shall be fully discharged from any and all liability for dealing with a party or parties indicated on its records to be the Trustee until such time as it shall receive at its home office written notice of the appointment and qualification of a successor Trustee.

IN WITNESS WHEREOF, the parties have caused this Trust Agreement to be executed by their respective duly authorized officers on the dates set forth below.


GRANTORS:

SCEcorp                                  Southern California Edison Company

By      Alan J. Fohrer                   By      Alan J. Fohrer
   -----------------------------              -----------------------------
Title:  Executive Vice President         Title:  Executive Vice President
     and Chief Financial Officer               and Chief Financial Officer
   -----------------------------              -----------------------------
Date:   August 7, 1995                   Date:  August 7, 1995
   -----------------------------              -----------------------------


Mission Energy Company                   Mission First Financial

By      Edward R. Muller                 By      Thomas R. McDaniel
   -----------------------------              -----------------------------
Title:  President and Chief              Title:  President and Chief
         Executive Officer                        Executive Officer
   -----------------------------              -----------------------------
Date:   August 22, 1995                  Date:   August 10, 1995
   -----------------------------              -----------------------------


Mission Land Company                     The Mission Group

By      Thomas R. McDaniel               By      Thomas R. McDaniel
   -----------------------------              -----------------------------
Title:  President and Chief              Title:  Office of the President
         Executive Officer
   -----------------------------              -----------------------------
Date:   August 10, 1995                  Date:    August 10, 1995
   -----------------------------              -----------------------------


TRUSTEE:

U.S. Trust Company of California N.A.

By      Dennis M. Kunisaki
     ------------------------------
Title:   Vice President
     ------------------------------
Date:    August 27, 1995
     ------------------------------


PAGE

                                                      EXHIBIT 10.14

                 SOUTHERN CALIFORNIA EDISON COMPANY

                      EXECUTIVE RETIREMENT PLAN

                As Amended Effective January 1, 1995


                              PREAMBLE

The purpose of this Plan is to provide supplemental retirement benefits to Participants and surviving spouses or other designated beneficiaries of such Participants, whose retirement benefits under the Qualified Plan are reduced or limited on account of certain restrictions or limitations identified in this Plan that are imposed by (i) Section 415 or other sections of the Code, or (ii) the terms of the Qualified Plan.

                                 I.
                             DEFINITIONS

Capitalized terms in the text of the Plan are defined as follows:

1.01 Administrator means the Compensation and Executive Personnel Committee of the Edison Board of Directors.

1.02 Affiliate means SCEcorp or any corporation or entity which (i) along with SCEcorp, is a component member of a "controlled group of corporations" within the meaning of Section 414(b) of the Code, and (ii) has had its executives approved by the Administrator for participation in the Plan.

1.03 Base Salary Component means the average of the Participant's annual basic rate of pay as fixed by the Employer (excluding Incentive Awards, deferred compensation under nonqualified plans, special awards, commissions, severance pay, and other non-regular forms of compensation) for his or her highest thirty-six consecutive months determined as of the last day of employment or the last day of eligibility under the Plan, whichever occurs earlier.

1.04    Beneficiary means the person designated as such in accordance with
Article IX of the Plan.

1.05 Benefit Feature means one of the levels of benefit under the Plan as described in Section 3.02(a).

1.06    Code means the Internal Revenue Code of 1986, as amended.

1.07    Company means the Southern California Edison Company.

1.08 Deferred Compensation Component means the Participant's average annual amount of base salary deferred under an Employer's nonqualified deferred compensation plan for the same 36-month period used to determine the Base Salary Component.

1.09 ELP Level means the executive's classification under the Company's Executive Leadership Program as a Level 1, 2, 3, or 4, or an Employer's equivalent classification as determined by the Administrator.

1.10    Employer means the Affiliate employing the Participant.

1.11 ERISA means the Employee Retirement Income Security Act of 1974, as amended.
PAGE

1.12 Financial Hardship means an unexpected and unforeseen financial disruption arising from an illness, casualty loss, sudden financial reversal, or other such unforeseeable occurrence as determined by the Administrator or its designee. Needs arising from foreseeable events such as the purchase of a residence or education expenses for children will not, alone, be considered a Financial Hardship.

1.13 Incentive Award Component means the dollar amount determined by multiplying the Participant's final annual salary by a factor calculated to be the average incentive award (expressed as a percentage of salary in the three highest years out of the last five years prior to retirement, death, or termination (except for periods of less than three years of eligibility, in which case the highest percentage incentive award received during that period will be used).

1.14 Participant means a key employee of an Affiliate, who (i) is a U.S. employee or an expatriate who is based and paid in the U.S., (ii) is designated by the Administrator as eligible to participate in the Plan (subject to any applicable Plan restrictions), and (iii) qualifies as a member of the "select group of management or highly compensated employees" under ERISA.

1.15    Plan means the Southern California Edison Company Executive
Retirement Plan.

1.16    Plan Year means the calendar year.

1.17 Qualified Plan means the Southern California Edison Company Retirement Plan, or a successor plan, intended to qualify under Section 401(a) of the Code.

1.18    SET means the Senior Executive Team of the Company.

1.19 Termination of Employment means the voluntary or involuntary cessation of the Participant's employment with the Employer for any reason other than death or Retirement. Termination of Employment will not be deemed to have occurred for purposes of this Plan if the Participant is reemployed by an Affiliate within 30 days of ceasing work with the Employer.

1.20    Total Compensation means the Base Salary Component for ELP Level
4 Participants. For ELP Level 3 Participants, Total Compensation means the Participant's Base Salary and Deferred Compensation Components. For ELP Level 1 and 2 Participants, Total Compensation means the Participant's Base Salary, Incentive Award and Deferred Compensation Components.

                                 II.
                            PARTICIPATION

2.01    Eligibility
Individuals are eligible to participate in the Plan when they become key management employees, are classified as ELP Level 1, 2, 3 or 4 by the Administrator or the SET and are designated by the Administrator as eligible to participate in the Plan . Participation in the Plan will continue as long as the individual remains classified as ELP Level 1, 2, 3, 4 (subject to any applicable Plan restrictions).

2.02    Pre-1993 Participation
Employees who were Participants in the Plan on December 31, 1992, will continue to participate in the Plan as long as they remain classified as a salary grade 12 or higher employee, or the equivalent as determined by the Administrator.

                                III.
                        BENEFIT DETERMINATION

3.01    Overview
Benefits under this Plan will be payable with respect to any Participant to whom, or on whose account, retirement benefits become payable under the Qualified Plan but are reduced or limited by virtue of provisions in that plan limiting benefits in accordance with currently applicable law or by the terms of the Qualified Plan. The amount payable under this Plan at retirement will be equal to the difference between the amount that would have been payable under the Qualified Plan were it not for such restrictions and limitations, and the amount that is actually payable under the Qualified Plan.

3.02    Benefit Features
(a) The Plan provides four Benefit Features for which Participants are eligible based on their ELP Level. The four Benefit Features are:

        (i) Recognition by the Plan of the amount of base salary that is not recognized for purposes of calculating benefits under the Qualified Plan due to limits imposed by the Code under Sections 415(b) or 401(a)(17).

        (ii) Recognition by the Plan of deferred salary that is not recognized for purposes of calculating benefits under the Qualified Plan.

        (iii) Recognition by the Plan of incentive awards that are not recognized for purposes of calculating benefits under the Qualified Plan.

        (iv) An additional 0.75% benefit accrual each year for the first ten years of service over that provided by the Qualified Plan.

(b) ELP Levels 1 and 2 are eligible for all four Benefit Features. ELP Level 3 is eligible for Benefit Features (i) and (ii) only. ELP Level 4 is eligible for Benefit Feature (i) only.

(c) Participants in the Plan on December 31, 1992, who elected to participate in the Executive Disability and Survivor Benefit Program, are eligible for all four Benefit Features regardless of their ELP Level unless and until they are reclassified as a Salary Grade 11 or lower level employee, or the equivalent as determined by the Administrator. Participants in the Plan on December 31, 1992 who did not elect to participate in the Executive Disability and Survivor Benefit Program are not eligible for Benefit Feature 4.

3.03 Benefit Computation
(a) The Company will calculate the amount of any benefits payable under the Plan for each Participant at the time of the Participant's retirement, death, or termination with a deferred vested benefit under the Qualified Plan. The amount payable under this Plan will be that dollar amount calculated pursuant to Section 3.03(b), reduced by the dollar amount that may be paid to the Participant (or spouse or contingent annuitant) under the terms of the Qualified Plan after taking into account any applicable restrictions or limitations as to such payments required by the Code or other applicable law or the terms of the Qualified Plan.

(b) The Participant's Total Compensation will be applied to the applicable benefit formula for the Participant (or spouse or contingent annuitant) set forth in the Qualified Plan to calculate total benefits payable taking into consideration the Participant's ELP Level and the applicable Plan features for which the Participant is eligible under
Section 3.02.

                                 IV.
                         RETIREMENT BENEFITS

4.01 Forms of Benefit Payment
(a) The normal form of benefit payout under this Plan will be a joint and survivor annuity which will commence upon retirement of the Participant and be paid monthly concurrent with benefit payments under the Qualified Plan for the lifetime of the Participant. Upon the death of the Participant, the surviving spouse will be entitled to the benefits payments described in Article VI.

(b) If, at least 90 days prior to his or her retirement, the Participant elects an alternative form of payout, upon retirement by the Participant (either early or normal retirement), the value of his or her benefits payable under this Plan as of the date of retirement will be paid in the manner elected by the Participant in (i) a single lump-sum payment calculated using the rate of interest determined pursuant to Section 4.02, and based upon the 1983 Group Annuity Mortality actuarial tables, (ii) in monthly installments (of principal, plus interest) over a period of 60 months, or (iii) in monthly installments (of principal, plus interest) over a period of 120 months.

(c) If an Participant elects a payout in monthly installments of principal plus interest over a period of 60 months or 120 months, the value of the Participant's benefits will be calculated pursuant to Section 4.01(b), and an account balance established at the earlier of the Participant's retirement or death. Principal and interest will be paid in equal monthly installments during the year, and will be recomputed annually to reflect interest accrued in the prior year.

4.02  Interest
(a) Interest will be credited to account balances at the end of each calendar year. The Participant's average monthly closing balance for the year will be calculated. Interest will be applied to this average closing balance at a rate based on Moody's Corporate Bond Yield Average for Aa Public Utility Bonds. Each February 1st and August 1st, the Plan interest rate will be adjusted to reflect the average of Moody's bond yield for the prior six months. A ratable amount of interest will be credited for periods shorter than a calendar year.

(b) Interest will continue to accrue on any remaining unpaid account balance during the payout period elected pursuant to Section 4.01(b) until all amounts credited to the account have been paid. Interest will be credited annually to the Participant's account at the end of each year, after giving effect to any reduction in the account as a result of benefit payments.

4.03  Commencement of Payments

Payments under this Plan on account of retirement will be paid in full if the lump-sum option is chosen, or will begin to be paid in monthly installments, if a monthly payment option is chosen, within 30 days of the date on which the Participant retires, or as soon thereafter as practicable. To the extent reasonably practicable, monthly payments under this Plan will be made at a time coincident with the payment of benefits under the Qualified Plan.

                                 V.
                        TERMINATION BENEFITS

If the Participant terminates his or her employment with the Company prior to retirement (either early or normal), but with a deferred vested interest in the Qualified Plan, benefits will be payable under this Plan if the Qualified Plan benefit is reduced or limited as required by currently applicable law or by the terms of the Qualified Plan. Notwithstanding any other provision in the Plan to the contrary, any benefits payable under this Plan due to termination of employment will be paid as a joint and survivor annuity only, beginning at age 55 and calculated as of the Participant's Normal Retirement Age under the Qualified Plan, reduced by the early retirement factors applicable to vested terminees under the Qualified Plan.

                                 VI.
                          SURVIVOR BENEFITS

6.01  Overview
In addition to the amount payable hereunder to a retired Participant, this Plan will pay a benefit, similarly computed, to an eligible surviving spouse or to a contingent annuitant under the "Spouse's Pension", the "Pre-retirement Survivor Annuity Option", or the "Contingent Annuitant Option" provisions of the Qualified Plan if such spouse's pension, survivor annuity or contingent annuity is reduced or limited as required by currently applicable law or the terms of the Qualified Plan.

6.02  Alternative Forms of Payment
(a) Upon the death of a Participant who has elected an alternative form of benefit payment under the Plan prior to the receipt of the full amount credited to his or her account, the balance of the account will be paid in accordance with the Participant's previously elected method of payment to the Participant's designated beneficiary or beneficiaries, as provided herein, over the remainder of the elected payout period until the full amount has been paid.

(b) If the 60 or 120 month payout options have been chosen, and if no designated beneficiary or beneficiaries survive the Participant, or if a designated beneficiary dies before the balance of the account has been paid, the balance of the account of the Participant or of the designated beneficiary will be paid in one lump-sum payment to the estate of the Participant if no designated beneficiaries survive him or her, or if such designated beneficiaries survive the Participant, to the estate of whomever was last receiving benefit payments, as soon as practicable following the Participant's or the designated beneficiary's death.

                               VII.
                    PAYMENT TERMS AND CONDITIONS

7.01  Benefits Nonassignable
Benefits under this Plan will be binding upon and inure to the benefit of the heirs, legal representatives, successors and assigns of the parties. Notwithstanding the foregoing, the right to receive payment hereunder is hereby expressly declared to be personal, nonassignable and nontransferable, except by will, intestacy, or as otherwise required by law, and in the event of any attempted assignment, alienation or transfer of such rights contrary to the provisions hereof, the Company will have no further liability for payments hereunder.

7.02  Incapacity
If any person entitled to payments under this Plan is, in the opinion of the Administrator or its designee, incapacitated and unable to use such payments in his or her own best interest, the Administrator or its designee may direct that payments (or any portion) be made to that person's legal guardian or conservator, or that person's spouse, as an alternative to payment to the person unable to use the payments. The Administrator or its designee will have no obligation to supervise the use of such payments, and court-appointed guardianship or conservatorship may be required.

7.03  Hardship
Upon written application made to the Administrator, the Participant or his or her designated beneficiary or beneficiaries may request payment in some form other than the method of payment originally elected. Such request must establish to the satisfaction of the Administrator or its designee that special circumstances, such as financial hardship, exist which require such a variation in payment. The Administrator, or its designee, will exercise sole discretion in allowing or refusing such requests, and the decision of the Administrator or its designee on such requests will be final.

7.04  No Fiduciary Relationship
Nothing contained in this Plan, and no action taken pursuant to any of its provisions, will create or be construed to create a trust of any kind, or a fiduciary relationship, between the Company and the Participant, a designated beneficiary, or any other beneficiaries of the Participant, or any other person. To the extent that any person acquires a right to receive payments from the Company under the provisions hereof, such right will be no greater than the right of any unsecured general creditor of the Company.

                                VIII.
                                TAXES

8.01  Taxes on Benefit Payments
Any amounts paid under this Plan on account of termination, retirement, death or hardship (pursuant to Section 11) will be subject to any income tax withholding or other deductions as may be required by federal, state, or local law.

8.02  Taxes on Benefit Accrual
A Participant's annual benefit accrual may be subject to federal, state or local payroll taxes. Such taxes will be withheld from the Participant's salary as may be required by federal, state or local law.

                                IX.
                             BENEFICIARY

At the time the Eligible Employee elects his or her payout method under this Plan, he or she shall designate a beneficiary or beneficiaries. The designation may be changed at any time by the Eligible Employee; however, the consent of a spouse may be required.

                                 X.
                         PLAN ADMINISTRATION

10.01  Plan Interpretation
The Administrator (either directly or through its designees) will have power and authority to interpret, construe, and administer this Plan; provided that, its authority to interpret this Plan will not cause its decisions in this regard to be entitled to a deferential standard of review in the event that an Participant or beneficiary seeks review of the Administrator's decision as described in Article XII.

10.02  Day-to-Day Administration
Day to day administration of the Plan has been delegated by the Administrator to the Company, under the direction of the officer responsible for Human Resources, or such other individuals as may be authorized by him or her to perform such duties. Such administration will include the power to interpret the Plan and make such equitable adjustments as may be necessary to effectuate the purposes thereof.

10.03  Limited Liability
Neither the Administrator, nor any of its members or designees, will be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Plan.

                                 XI.
                      AMENDMENT OR TERMINATION

11.01  Authority to Amend or Terminate
The Administrator will have full power and authority to prospectively modify or terminate this Plan, and the Administrator's interpretations, constructions and actions, including any valuation of the Participant's account or benefits, or the amount or recipient of the payment to be made, will be binding and conclusive on all persons for all purposes. Absent the consent of the Participant, however, the Administrator will in no event have any authority to modify this section. However, no such amendment or termination will apply to any person who has then qualified for or is receiving benefits under this Plan.

11.02  Limitations
In the event of Plan amendment or termination which has the effect of eliminating or reducing a benefit under the Plan, the benefit payable on account of a retired Participant or survivor or other beneficiary will not be impaired, and the benefits of other Participants will not be less than the benefit to which each such Participant would have been entitled if he or she had retired immediately prior to such amendment or termination.

                                XII.
                    CLAIMS AND REVIEW PROCEDURES

12.01  Right To Arbitration
Because it is agreed that time will be of the essence in determining whether any payments are due to an Participant or his or her beneficiary under this Plan, an Participant or beneficiary may, if he or she desires, submit any claim for payment under this Plan to arbitration. This right to select arbitration will be solely that of the Participant or beneficiary and the Participant or beneficiary may decide whether or not to arbitrate in his or her discretion. The "right to select arbitration" is not mandatory on the Participant or beneficiary, and the Participant or beneficiary may choose in lieu thereof to bring an action in an appropriate civil court. Once an arbitration is commenced, however, it may not be discontinued without the mutual consent of both parties to the arbitration. During the lifetime of the Participant only he or she can use the arbitration procedure set forth in this section.

12.02  Arbitration Procedures
(a) Any claim for arbitration may be submitted as follows: if an Participant or beneficiary has submitted a request to be paid under this Plan and the claim is finally denied by the Company in whole or in part, such claim may be filed in writing with an arbitrator of the Participant's or beneficiary's choice who is selected by the method described in the next four sentences. The first step of the selection will consist of the Participant or beneficiary submitting a list of five potential arbitrators to the Company. Each of the five arbitrators must be either (1) a member of the National Academy of Arbitrators located in the State of California or (2) a retired California Superior Court or Appellate Court judge. Within one week after receipt of the list, the Company will select one of the five arbitrators as the arbitrator for the dispute in question. If the Company fails to select an arbitrator within one week after receipt of the list, the Participant or beneficiary will then designate one of the five arbitrators for the dispute in question.

(b) The arbitration hearing will be held within seven days (or as soon thereafter as possible) after the picking of the arbitrator. No continuance of said hearing will be allowed without the mutual consent of the Participant or beneficiary and the Company. Absence from or nonparticipation at the hearing by either party will not prevent the issuance of an award. Hearing procedures which will expedite the hearing may be ordered at the arbitrator's discretion, and the arbitrator may close the hearing in his or her sole discretion when he or she decides he or she has heard sufficient evidence to satisfy issuance of an award. The arbitrator's award will be rendered as expeditiously as possible and in no event later than one week after the close of the hearing.

(c) In the event the arbitrator finds that the Company has breached this Plan, he or she will order the Company to pay to the Participant or beneficiary within two business days after the decision is rendered the amount then due the Participant or beneficiary, plus, notwithstanding anything to the contrary in this Plan, an additional amount equal to 20% of the amount actually in dispute. This additional amount will constitute an additional benefit under this Plan. The award of the arbitrator will be final and binding upon the parties.

12.03  Enforcement of Award and Fees
The award may be enforced in any appropriate court as soon as possible after its rendition. The Company will be considered the prevailing party in a dispute if the arbitrator determines (1) that the Company has not breached this Plan and (2) the claim by the Participant or his or her beneficiary was not made in good faith. Otherwise, the Participant or his or her beneficiary will be considered the prevailing party. In the event that the Company is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (excluding any attorneys' fees incurred by the Company) including stenographic reporter, if employed, will be paid by the losing party. In the event that the Participant or his or her beneficiary is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (including all attorneys' fees incurred by the Participant or his or her beneficiary in pursuing his or her claim), including the fees of a stenographic reporter if employed, will be paid by the Company.

                                XIII.
                            MISCELLANEOUS

13.01  Participation in Other Plans
The Participant will continue to be entitled to participate in all employee benefit programs of the Company as may, from time to time, be in effect. However, total compensation includable under this Plan will be deemed salary or other compensation to the Participant for the purpose of computing benefits under this Plan only, and will be used only under this Plan to calculate those benefits to which the Participant would otherwise be entitled under the Qualified Plan if such total compensation could have been included in the determination of benefits under that Plan.

13.02  Relationship to Qualified Plan
This Plan will to the full extent possible under currently applicable law be administered in accordance with, and where practicable according to the terms of the Qualified Plan. Notwithstanding the foregoing, the terms of this Plan shall control benefits payable under this Plan whenever the terms of the Qualified Plan differ from this Plan.

13.03  No Right to Employment
Nothing contained herein will be construed as conferring upon the Participant the right to continue in the employ of the Company or an Affiliate, in any particular salary grade or ELP Level, or in any other capacity. If the Participant ceases to be an Participant in the Plan but remains in the employ of the Company, any benefits due the Participant under the Plan will not be payable until such time as he or she retires, or ceases to be an employee of the Company, and then only subject to the terms and conditions contained in this Plan.

13.04  Forfeiture
The payments to be made by the Company pursuant hereto require the Participant, for so long as the Participant remains in the active employ of the Company, to devote substantially all of his or her time, skill, diligence and attention to the business of the Company, and not to actively engage, either directly or indirectly, in any business or other activity adverse to the best interests of the business of the Company.
In addition, the Participant will remain available during retirement for consultation in any matter related to the affairs of the Company. Any breach of these conditions will result in complete forfeiture of any further benefits under the Plan. If the Participant will fail to observe any of the above conditions, or if he or she will be discharged by the Company for malfeasance or willful neglect of duty, then in any of said events, the payments under this Plan will not be paid, and the Company will have no further liability therefor.

13.05  Benefits Unsecured
All Plan benefits will be unsecured and will be paid in cash from the general funds of the Company. No special or separate fund will be established and no other segregation of assets will be made to assure the payment of any benefits hereunder. No person will have by virtue of the provisions of this Plan, any interest in such assets. In the event that, in its discretion, the Company purchases an insurance policy or policies insuring the life of the Participant to allow the Company to recover, in whole, or in part, the cost of providing the benefits hereunder, neither the Participant, the survivor or other designated beneficiary(ies) nor any other beneficiary will have any rights whatsoever therein; the Company will be the sole owner and beneficiary thereof and will possess and may exercise all incidents of ownership therein.

13.06  Validity and Applicable Law
If any of the provisions of this Plan will be held invalid, or be held to violate any law, the remainder of this Plan will not be affected thereby and will remain in full force and effect. This Plan will be governed by the laws of the State of California.

13.07  Captions
The captions of the articles and sections of the Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

                              SOUTHERN CALIFORNIA EDISON COMPANY

                                          Georgia R. Nelson
                              _____________________________________
                                          Georgia R. Nelson


PAGE

                                                                 EXHIBIT 10.17

                      SOUTHERN CALIFORNIA EDISON COMPANY

                  1995 EXECUTIVE INCENTIVE COMPENSATION PLAN



                         As Adopted December 14, 1994



         WHEREAS, it has been determined that it is in the best interest of the Southern California Edison Company to offer and maintain competitive executive compensation programs designed to attract and retain qualified executives; and

         WHEREAS, it has been determined that providing financial incentives to executives that reinforce and recognize Company, organizational and individual performance and accomplishments will enhance the financial and operational performance of the Company; and

         WHEREAS, it has been determined that an incentive compensation program would encourage the attainment of short-term corporate goals and objectives;

         NOW, THEREFORE, the Southern California Edison Company 1995 Executive Incentive Compensation Plan has been established by the Compensation and Executive Personnel Committee of the Board of Directors effective January 1, 1995, and made available to eligible executives of the Company subject to the following terms and conditions:


         1. Definitions. When capitalized herein, the following terms are defined as indicated:

        "Base Salary" is defined to be the annual salary of the Participant on the last day of the year worked by the Participant.

        "Board" means the Board of Directors of the Company.

        "Chairman" means the Chairman of the Board and Chief Executive Officer of the Company.

        "Code" means the Internal Revenue Code of 1986, as amended.

        "Company" means the Southern California Edison Company.

        "Committee" means the Compensation and Executive Personnel Committee of the Board.

        "Participant" means the Chairman, officers serving on the SET, elected vice presidents, and senior managers whose participation in this Plan has been approved by the Chairman.

        "Plan" means the Southern California Edison Company 1995 Executive Incentive Compensation Plan.

        "SET" means the Senior Executive Team of the Company.


PAGE

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

        If the Committee determines individual and Company performance goals have been substantially met, Participants will be eligible for individual incentive awards at the following target award percentages:

        70% of Base Salary for the Chairman;

        60% of Base Salary for each officer of SCEcorp serving on the SET, other than the Chairman;

        45% of Base Salary for each officer of the Company serving on the SET;

        35% of Base Salary for each elected vice president of the Company;
        and

        25-30% of Base Salary for each senior manager of the Company, as authorized by the SET.

        Stretch-maximum awards of up to 150% of target may be earned on the basis of performance in excess of targets. All awards shall be made in the discretion of the Committee on the basis of its assessment of corporate and individual performance.

        5. Approval and Payment of Individual Awards. During the first quarter of the year following the completion of the calendar year, the Chairman will assess the degree to which individual and corporate goals and objectives have been achieved and will develop suggested incentive awards for eligible Participants other than the Chairman. The Committee will receive a report from the Chairman as to overall Company performance, will deliberate on the Chairman's recommendations, will develop an incentive award for the Chairman, and make its determination as to the approval of the recommended awards for officers. Awards to non-officers shall be determined and approved by the SET. All decisions of the Committee and the SET regarding individual incentive awards will be final and conclusive.

        Incentive award payments will be made as soon as practical following the Committee's approval. Payment will be made in cash except to the extent the Participant has previously elected to defer payment of some or all of the award pursuant to the terms of a deferred compensation plan of the Company or to the extent the Committee elects to defer some or all of the award. Awards (cash or deferred) made will be subject to any income or payroll tax withholding or other deductions as may required by Federal, State or local law.

        Awards under this Plan will not be considered to be salary or other compensation for the purpose of computing benefits to which the Participant may be entitled under any pension plan, stock bonus plan, including but not limited to the Southern California Edison Company Retirement Plan, Stock Savings Plus Plan, or other plan or arrangement of the Company for the benefit of its employees if such plan or arrangement is a plan qualified under Section 401(a) of the Code and is a trust exempt from Federal income tax under Section 501(a) of the Code.

        Awards owed to participants under this Plan shall constitute an unsecured general obligation of the Company, and no special fund or trust shall be created, nor shall any notes or securities be issued with respect to any awards.


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


        7. Plan Administration. This Plan and any officer awards under it are to be approved by the Committee. The SET shall approve any non-officer awards. Administration of the Plan is otherwise delegated to management under the direction of the Chairman. The responsible vice president is authorized to approve ministerial amendments to the Plan, to interpret Plan provisions, and to approve changes as may be required by law or regulation. Neither the Company nor any member of the Committee or the Board shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of the Plan.

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


        9. Beneficiaries. In the event of the death of a Participant during a calendar year prior to the making of any individual incentive award, a pro-rata award may be made at the discretion of the Committee. Any such payment will be made to the Participant's most recently designated beneficiary or beneficiaries under the Long-Term Incentive Compensation Plan of the Company. If no such designated beneficiary or beneficiaries survive the Participant, or if a designated beneficiary should die before the award has been paid, any award will be paid in one lump-sum payment to his or her estate as soon as practicable following the Participant's or the designated beneficiary's death.


        10. Capacity. If any person entitled to payments under this Plan is incapacitated and unable to use such payments in his or her own best interest, the Company may direct that payments (or any portion) be made to that person's legal guardian or conservator, or that person's spouse, as an alternative to the payment to the person unable to use the payments. Court-appointed guardianship or conservatorship may be required by the Company before payment is made. The Company shall have no obligation to supervise the use of such payments.


        11. No Right of Employment. Nothing contained herein shall be construed as conferring upon the Participant the right to continue in the employ of the Company as an Officer or Manager of the Company or in any other capacity.


        12. Severability and Controlling Law. The various provisions of this Plan are severable in their entirety. Any determination of invalidity or unenforceability of any one provision will have no effect on the continuing force and effect of the remaining provisions. This Plan shall be governed by the laws of the State of California.


                                      SOUTHERN CALIFORNIA EDISON COMPANY

                                      Georgia R. Nelson, Vice President
                                      _________________________________
                                      Georgia R. Nelson, Vice President


PAGE

                                               EXHIBIT 10.20
                       AMENDMENT NO. 1

                           SCEcorp

            DIRECTOR INCENTIVE COMPENSATION PLAN

                   Effective June 2, 1993


     WHEREAS, the Director Incentive Compensation Plan ("Plan"), approved by the shareholders of SCEcorp on April 16, 1992, provides that the maximum amount of SCEcorp Common Stock ("Stock") that may be issued under the Plan is 100,000 shares;

     WHEREAS, the award formula of the Plan currently provides for individual annual awards of 100 shares of Stock, which may be increased by the Board of Directors of SCEcorp ("Board") up to the award limitation of 500 shares of Stock;

     WHEREAS, SCEcorp has elected to split its Stock on a two-for-one basis effective with the close of business on June 1, 1992;

     WHEREAS, 3,200 shares of Stock have been issued under the Plan prior to the Stock split;

     WHEREAS, the Board has directed the Plan be amended to reflect the Stock split pursuant to its authority under the terms of the Plan and it is deemed desirable to restate;

     NOW, THEREFORE, the Plan is amended as follows:

     o Section 1.3 is amended by substituting 196,800 in place of 100,000.

     o     Section 2.1 is amended by substituting 200 in place of 100.

     o     Section 2.2 is amended by substituting 1,000 in place of 500.


                                           SCEcorp



                                     Kenneth S. Stewart
                            _____________________________________
                                     Kenneth S. Stewart
                                          Secretary

PAGE

                           SCEcorp
            DIRECTOR INCENTIVE COMPENSATION PLAN

                 Effective (April 16, 1992)


                         I.  GENERAL

1.1  PURPOSE

           The purpose of the Director Incentive Compensation Plan ("Plan") is to foster and promote the long-term financial success of SCEcorp and its affiliates by attracting and retaining outstanding nonemployee directors by enabling them to participate in the corporation's growth through automatic, nondiscretionary awards of stock ("Awards").

1.2  ELIGIBILITY

           Eligibility in this Plan shall be limited to members of the Board of Directors of SCEcorp or, an SCEcorp affiliate, who at the time the Award is made are not employees or officers of SCEcorp or an SCEcorp affiliate.

1.3  SHARES SUBJECT TO THE PLAN

           Shares of stock covered by Awards under the Plan may be, in whole or in part, authorized and unissued shares of SCEcorp's common stock, or previously issued shares of common stock reacquired by SCEcorp including shares purchased on the open market, or such other shares as may be substituted pursuant to Section 3.3 ("Common Stock"). The maximum number of shares of Common Stock which may be issued for all purposes under the Plan shall be 100,000 (subject to adjustment pursuant to Section 3.3).

                      II.  STOCK AWARDS

2.1  AWARD FORMULA

           Effective with a Director's election on April 16, 1992, and on each subsequent date a Director is elected or reelected to the Board of Directors of SCEcorp at an annual meeting of the stockholders, such Director will automatically be granted 100 shares of fully vested Common Stock, at no cost to the Director. Each stock certificate evidencing an Award shall be registered in the name of the Director and delivered to him or her on that date, or as soon thereafter as practicable. Directors serving on more than one Board will receive only one Award per year under the Plan.

2.2  AWARD LIMITATION

           Subject to the limitations of Section 3.2, the award formula may be modified from time to time by the Board of Directors, with respect to pricing, timing and amount, but such formula will not be modified to provide an Award in excess of 500 shares of Common Stock per Director per year.

PAGE

                   III.  ADMINISTRATION

3.1  ADMINISTRATION OF THE PLAN

           The Plan shall be self-effectuating. Administrative determinations necessary or advisable for the administration or interpretation of the Plan in order to carry out its provisions and purposes shall be made by SCEcorp.

3.2  AMENDMENT, SUSPENSION AND TERMINATION OF PLAN

           The Board of Directors may suspend or terminate the Plan or any portion thereof at any time and may amend the Plan from time to time in such respects as the Board of Directors may deem advisable; provided, however, the Plan shall not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, or the rules promulgated thereunder; and provided further, the Plan shall not be amended, without shareholder approval to the extent required by law or the rules of any exchange upon which the Common Stock is listed, (a) to materially increase the number of shares of Common Stock which may be issued under the Plan, except as provided in Section 3.3, (b) to materially modify the requirements as to eligibility for participation in the Plan, or (c) to materially increase the benefits accruing to Directors under the Plan. No such amendment, suspension or termination shall make any change that would disqualify the Plan, or any other Plan of SCEcorp intended to be so qualified, from the exemption provided by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

3.3  CAPITAL ADJUSTMENTS

           In the event of a stock dividend or stock split, combination or other reduction in the number of issued shares of Common Stock, a merger, consolidation, reorganization, recapitalization, sale or exchange of substantially all assets or dissolution of SCEcorp, the Board of Directors shall, in order to prevent the dilution or enlargement of rights under the Plan, make such adjustments in the number and type of shares authorized and the number and type of shares that may be awarded under this Plan as may be determined to be appropriate and equitable.

                     IV.  MISCELLANEOUS

4.1  RIGHTS OF DIRECTORS

           Nothing in the Plan shall confer upon any Director any right to serve as a Director for any period of time or to continue his or her present or any other rate of compensation.

4.2  PLAN NOT EXCLUSIVE

           The adoption of the Plan shall not preclude the adoption by appropriate means of a stock option or other incentive plan for Directors.

4.3  REQUIREMENTS OF LAW; GOVERNING LAW

           The granting of Awards and issuance of shares of Common Stock shall be subject to all applicable rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required. The Plan shall be construed in accordance with and governed by the laws of the State of California.

4.4 TERM OF PLAN

           This Plan shall become effective upon its approval by the stockholders of SCEcorp at their annual meeting on April 16, 1992, and shall continue in effect until terminated by the SCEcorp Board of Directors or the SCEcorp stockholders.





PAGE

                                                               EXHIBIT 10.21.1

FORM OF AGREEMENTS FOR 1995 AWARDS UNDER OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN:

                                   SCEcorp


                 OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN


                               1995 AWARD GRANT



This award is made by SCEcorp to -------------NAME----------------, ("Employee") as of January 3, 1995 pursuant to the Officer Long-Term Incentive Compensation Plan ("OLTICP") and subject to the conditions contained in the 1995 Statement of Terms and Conditions which is incorporated herein by reference and receipt of which is acknowledged by Employee. SCEcorp hereby grants to Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option to purchase the following:


     xxxxxxx shares of authorized SCEcorp Stock, coupled with dividend equivalents, at an exercise price of $14.5625 per share.


IN WITNESS WHEREOF, SCEcorp and Employee have caused this instrument to be executed as of the day and year first written above .



                                    SCEcorp



                                    By:_______________________________


                                    Employee



                                    _______________________________
PAGE

                                  SCEcorp


                 OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN


                               1995 AWARD GRANT



This award is made by SCEcorp to      NAME     , ("Employee") as of
January 3, 1995 pursuant to the Officer Long-Term Incentive Compensation Plan and subject to the conditions contained in the 1995 Statement of Terms and Conditions which is incorporated herein by reference and receipt of which is acknowledged by Employee. SCEcorp hereby grants to Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option to purchase the following:

     xxxxxxx shares of Mission Energy Company phantom stock having a base price of $52.70 per share and the following exercise prices:


          Period         Price $           Period            Price $
          ------         -------           ------            -------
          1996           59.024            2001              104.021
          1997           66.107            2002              116.503
          1998           74.040            2003              130.483
          1999           82.925            2004              146.141
          2000           92.875            2005              163.678

IN WITNESS WHEREOF, SCEcorp and Employee have caused this instrument to be executed as of the day and year first written above .




SCEcorp                                   Employee



By:_______________________________        _______________________________
PAGE

                                  SCEcorp


                 OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN


                               1995 AWARD GRANT



This award is made by SCEcorp to      NAME     , ("Employee") as of
January 3, 1995 pursuant to the Officer Long-Term Incentive Compensation Plan and subject to the conditions contained in the 1995 Statement of Terms and Conditions which is incorporated herein by reference and receipt of which is acknowledged by Employee. SCEcorp hereby grants to Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option to purchase the following:

     xxxxxxx shares of Mission First Financial phantom stock having a base price of $76.40 per share and the following exercise prices:

          Period         Price $           Period            Price $
          ------         -------           ------            -------
          1996           84.040            2001              135.347
          1997           92.444            2002              148.882
          1998           101.688           2003              163.770
          1999           111.857           2004              180.147
          2000           123.043           2005              198.162

IN WITNESS WHEREOF, SCEcorp and Employee have caused this instrument to be executed as of the day and year first written above .



SCEcorp                                   Employee



By:_______________________________        _______________________________

   SCEcorp Officer and Management Long-Term Incentive Compensation Plans

                    1995 Statement of Terms and Conditions


1995 Award Grants made under the SCEcorp Officer and Management Long-Term Incentive Compensation Plans are subject to the following terms and conditions:

1. PRICE
(a) The exercise price for the option to purchase SCEcorp Common Stock ("SCEcorp Stock") stated in the Award Grant is the average of the high and low sales prices of SCEcorp Stock as reported in the Western Edition of The Wall Street Journal for the New York Stock Exchange Composite
Transactions for the date of grant.

(b) The exercise price for the Mission Energy Company ("MEC") Option will be the base price stated in the Award Grant escalated at a 12% rate, compounded annually.

(c) The exercise price for the Mission First Financial ("MFF") Option will be the base price stated in the Award Grant escalated at a 10% rate, compounded annually.

2. VESTING
(a) Subject to the provisions of Section 3, options may only be exercised to the extent vested. The initial vesting date will be January 2nd of the year following the date of the Award Grant, or six months after the date of the Award Grant, whichever date is later. The options will vest as follows:

o On the initial vesting date, the options will vest as to 33-1/3% of the covered shares.

o On January 2nd of the following year, the options will vest as to an additional 33-1/3% of the covered shares.

o On January 2nd of the third year following the date of the Award Grant, the options will be fully vested.

(b) The vested portions of the options will accumulate to the extent not exercised, and be exercisable by the Employee subject to the provisions of Section 3, in whole or in part, in any subsequent period but not later than the first business day of the 10th year following the date of the Award Grant, or, in the case of MEC or MFF Options, not later than the end of the final 60-day exercise period.

(c) If an Employee is removed from a position entitling him/her to benefits under the Plan, retires, dies or is permanently and totally disabled during the three-year vesting period, the options will vest and be exercisable to the extent of 1/36th of the aggregate number of shares originally covered by the options for each full month of service during the vesting period. Notwithstanding the foregoing, the options of an officer who has served as a member of the Southern California Edison Company Management Committee will be fully vested and exercisable upon his/her retirement, death or permanent and total disability.

(d) Upon termination of an Employee for any reason other than those specified in Subsection (c), only that portion of the options which has vested on or before the anniversary date of the Award Grant preceding the date of termination may be exercised, and that portion, together with any earned dividend equivalents, will be forfeited unless exercised within 180 days following the date of termination, or in the case of MEC or MFF Options, the first 60-day exercise period following the date of termination.
PAGE

(e) Notwithstanding the foregoing, the options and earned dividend equivalents may vest in accordance with Section 15 of the Plan as a result of certain events, including liquidation of SCEcorp or merger, reorganization or consolidation of SCEcorp as a result of which SCEcorp is not the surviving corporation.

3. OPTION EXERCISE
(a) The Employee may exercise an option by providing written notice to SCEcorp on the form prescribed by SCEcorp for this purpose specifying the number of shares to be purchased, and accompanied by full payment of the exercise price for the shares. A sample notice is attached as Exhibit 1. Payment must be in cash, or its equivalent, such as SCEcorp Stock, acceptable to SCEcorp. A "cashless" exercise will be accommodated for all MEC and MFF Options, and may be accommodated for SCEcorp Options at the discretion of SCEcorp. Until payment is accepted, the Employee will have no rights in the optioned stock. If an SCEcorp Options are exercised, the Employee may elect to apply any earned dividend equivalents related to the shares for which the options are being exercised to the exercise price for such shares.

(b) SCEcorp Options may be exercised at any time after they have vested through the first business day of the 10th year following the date of the Award Grant. MEC and MFF Options may be exercised after they have vested, but only during an annually specified 60-day period following the fiscal year end and the completion of an independently reviewed valuation report which indicates a share value for the fiscal year higher than the applicable MEC or MFF Option exercise price for that period. The final 60-day MEC or MFF exercise period will commence no later than the end of the second quarter of the 10th year following the date of the Award Grant. MEC and MFF Options are payable in cash upon exercise to the extent the actual value of an MEC or MFF share exceeds the applicable exercise price.

(c) The Employee agrees that any securities acquired by him/her hereunder are being acquired for his/her own account for investment and not with a view to or for sale in connection with any distribution thereof and that he/she understands that such securities may not be sold, transferred, pledged, hypothecated, alienated, or otherwise assigned or disposed of without either registration under the Securities Act of 1933 or compliance with the exemption provided by Rule 144 or another applicable exemption under such act.

(d) In accordance with Section 17(d) of the Plan, the Employee will have no right or claim to any specific funds, property or assets of SCEcorp as a result of the Award Grant.

4. SCEcorp OPTION DIVIDEND EQUIVALENTS
(a) An SCEcorp Dividend Equivalent Account will be established on behalf of the Employee if SCEcorp Options have been granted pursuant to the Award Grant. This account may be credited with all or a portion of the dividends payable after the date of grant on the number of shares of stock covered by such SCEcorp Options depending upon SCEcorp's performance during the first three years of the option period as provided in Subsection (b). No amount will be credited prior to January 2nd of the third year following the date of grant. No dividend equivalent will accrue to any option exercised during that period regardless of SCEcorp performance. Dividend equivalents credited after that date, if any, will accumulate in this account without interest and will vest and become payable upon the exercise of the option to purchase the corresponding shares of SCEcorp Stock.

(b) Dividend equivalents related to SCEcorp Options are subject to a performance measure based on the percentile ranking of SCEcorp's total shareholder return ("TSR") compared to the TSR for each stock in the Dow Jones Electric Utilities Group Index. The percentile ranking will be measured at the completion of the three-year period following the date of grant. If SCEcorp's average ranking is in the 60th percentile or higher for the 3-year period, 100% of the dividend equivalents will be earned from the date of grant through the date the options are exercised. If SCEcorp's average ranking is in the 25th percentile, 25% of the dividend equivalents will be earned. No dividend equivalents will be earned for performance below the 25th percentile, and a pro rata amount will be earned for performance between the 25th and 60th percentiles.

Dividend equivalents related to unexercised SCEcorp Options that were not earned due to the limitations of this Subsection (b) may be earned back as of the end of each of the last five years of the option period if it is determined at that point that the SCEcorp cumulative average TSR percentile ranking equals or exceeds the 60th percentile.

5. MEC and MFF OPTION PERFORMANCE UNITS
(a) The MEC Options are performance units under the Plan based on 100 million shares of artificial or "phantom" MEC stock created for this purpose only. The MEC Option exercise prices in the Award Grant were derived from the base price of a share of MEC stock by applying a 12% appreciation factor, compounded annually for the term of the Award Grant. Following the end of each calendar year during the term of the Award Grant, the actual MEC share value will be computed. If the actual MEC share value exceeds the MEC Option exercise price for that period, any portion of the vested MEC Option may be exercised by the Employee in accordance with Section 3 and the difference will be paid in cash to the Employee.

(b) The MFF Options are performance units under the Plan based on 50 million shares of artificial or "phantom" MFF stock created for this purpose only. The MFF Option exercise prices in Section 1 were derived from the base price of a share of MFF stock by applying a 10% appreciation factor, compounded annually for the term of the Award Grant. Following the end of each calendar year during the term of the Award Grant, the actual MFF share value will be computed. If the actual MFF share value exceeds the MFF Option exercise price for that period, any portion of the vested MFF Option may be exercised by the Employee in accordance with
Section 3 and the difference will be paid in cash to the Employee.

6. TRANSFER AND BENEFICIARY
The options will not be transferable by the Employee. During the lifetime of the Employee, the options will be exercisable only by him/her. The Employee may designate a beneficiary who, upon the death of the Employee, will be entitled to exercise the then vested portion of the options during the remaining term of the Award Grant subject to the conditions of the Plan and the Award Grant.

7. TERMINATION OF OPTIONS
As set forth in Section 2(d), in the event of termination of the employment of the Employee for any cause, other than retirement, permanent and total disability or death of the Employee, the options will terminate 180 days from the date on which such employment terminated, or in the case of MEC or MFF Options, at the end of the first 60-day exercise period following the employment termination date. In addition, the options may be terminated if SCEcorp elects to substitute cash awards as provided under Section 11.

8. TAXES
SCEcorp will have the right to retain and withhold the amount of taxes required by any government to be withheld or otherwise deducted and remitted with respect to the exercise of any SCEcorp, MEC or MFF option, the receipt of cash, or the receipt or application by the Employee of any dividend equivalents under the Award Grant. In its discretion, SCEcorp may require the Employee to reimburse SCEcorp for any such taxes required to be withheld by SCEcorp and may withhold any distribution in whole or in part until SCEcorp is so reimbursed. In lieu thereof, SCEcorp will have the right to withhold from any other cash amounts due from SCEcorp to the Employee an amount equal to such taxes required to be withheld by SCEcorp to reimburse SCEcorp for any such taxes or to retain and withhold a number of shares of SCEcorp Stock having a market value equal to the taxes and cancel (in whole or in part) the shares in order to reimburse SCEcorp for the taxes.

Each recipient of an SCEcorp Option must attach a statement to his/her federal and state tax returns for the year in which the SCEcorp Option was granted containing certain information about the option. A sample statement is attached as Exhibit 2.

9. CONTINUED EMPLOYMENT
(a) In consideration of the granting of such options to him/her, the Employee agrees that he/she will remain in the continuous service of SCEcorp or an SCEcorp affiliate as an officer or employee during the term of the Award Grant. In the event employment is terminated, except as a result of death, disability, or retirement under the Southern California Edison Company Retirement Plan, or a successor plan, whether voluntarily or otherwise, the restrictions of Section 2(d) will apply.

(b) Nothing in the Award Grant or this Statement of Terms and Conditions will be deemed to confer on the Employee any right to continue in the employ of SCEcorp or an SCEcorp affiliate or interfere in any way with the right of the employer to terminate his/her employment at any time.

10. NOTICE OF DISPOSITION OF SHARES
Employee agrees that if he/she should dispose of any shares of stock acquired on the exercise of the SCEcorp Options, including a disposition by sale, exchange, gift or transfer of legal title within six months from the date such shares are transferred to the Employee, the Employee will notify SCEcorp promptly of such disposition.

11. AMENDMENT
The Award Grant will be subject to the terms of the Plan as amended. SCEcorp reserves the right to substitute cash awards substantially equivalent in value to the options and dividend equivalents. The options and dividend equivalents which are the subject of the Award Grant may not otherwise be restricted or limited by any Plan amendment or termination approved after the date of the Award Grant without the Employee's written consent.

12. FORCE AND EFFECT
The various provisions of the Award Grant are severable in their entirety. Any determination of invalidity or unenforceability of any one provision will have no effect on the continuing force and effect of the remaining provisions.

13. GOVERNING LAW
This Award Grant will be construed under the laws of the State of California.

14. NOTICE.
Unless waived by SCEcorp, any notice required under or relating to the Award Grant will be in writing, with postage prepaid, addressed to:
SCEcorp, Attn: Corporate Secretary, P.O. Box 800, Rosemead, CA 91770

The preceding 1995 Statement of Terms and Conditions is approved by the undersigned under authority of the SCEcorp Compensation Committee.


___________________________________________________
G. R. Nelson, Vice President of Performance Support
Southern California Edison Company

PAGE

FORM OF AGREEMENTS FOR 1994 AWARDS UNDER OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN:


                   1994 LONG-TERM INCENTIVE AWARD AGREEMENT

                                   UNDER THE

             SCEcorp OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN




This AGREEMENT is made as of January 4, 1994 by and between SCEcorp and ------------------------------------------ ("Employee").

WHEREAS, SCEcorp maintains the Officer Long-Term Incentive Compensation Plan (the "Plan") under which the Compensation Committee of the Board of Directors of SCEcorp (the "Committee") may make Incentive Awards to such officers of SCEcorp or its affiliates as the Committee may determine, subject to any terms, conditions, or restrictions as it may deem appropriate; and

WHEREAS, the Committee has determined that nonqualified stock options for SCEcorp Common Stock ("SCEcorp Stock") with corresponding dividend equivalents linked to either SCEcorp or Mission First Financial ("MFF") performance and/or Mission Energy Company ("MEC") phantom stock option performance units will be the form of awards to be made under the Plan for 1994;

NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

1. GRANT

SCEcorp hereby grants to the Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option to purchase, on the terms and conditions herein set forth, the following:

     XXXXXX shares of authorized SCEcorp Stock coupled with dividend equivalents subject to the SCEcorp performance incentives described in Section 5(b).

     XXXXXX shares of authorized SCEcorp Stock coupled with dividend equivalents subject to the MFF performance incentives described in Section 5(c).

     XXXXXX     shares of MEC phantom stock as described in Section 6.

2. PRICE

(a) The exercise price of the option to purchase SCEcorp Stock will be $20.1875 per share, such price being the average of the high and low sales prices of SCEcorp Stock as reported in the Western Edition of The Wall Street Journal for the New York Stock Exchange Composite Transactions for the date of grant.

(b) The base price for the MEC Option is $5.51 per share. The exercise price of an MEC option will be the base price escalated at a 12% rate, compounded annually. This results in the following exercise prices during the term of the Agreement:

PAGE

                          MEC SHARE EXERCISE PRICES

          Period         Price $           Period            Price $
          ------         -------           ------            -------
          1995           6.1712            2000              10.8758
          1996           6.9117            2001              12.1809
          1997           7.7412            2002              13.6426
          1998           8.6701            2003              15.2797
          1999           9.7105

3. VESTING

(a) Subject to the provisions of Section 4, options may only be exercised to the extent vested. The initial vesting date will be January 2nd of the year following the date of this Agreement, or six months after the date of this Agreement, whichever date is later. The options will vest as follows:

o On the initial vesting date, the options will vest as to 33-1/3% of the covered shares.

o On January 2nd of the following year, the options will vest as to an additional 33-1/3% of the covered shares.

o On January 2nd of the third year following the date of this Agreement, the options will be fully vested.

(b) The vested portions of the options will accumulate to the extent not exercised, and be exercisable by the Employee subject to the provisions of Section 4, in whole or in part, in any subsequent period but not later than the first business day of the 10th year following the date of this Agreement, or, in the case of MEC Options, not later than the end of the final 60-day exercise period under this Agreement.

(c) If an Employee is removed from a position entitling him/her to benefits under the Plan, retires, dies or is permanently and totally disabled during the three-year vesting period, the options will vest and be exercisable to the extent of 1/36th of the aggregate number of shares originally covered by the options for each full month of service during the vesting period. Notwithstanding the foregoing, the options of an officer who has served as a member of the Edison Management Committee will be fully vested and exercisable upon his/her retirement, death or permanent and total disability.

(d) Upon termination of an Employee for any reason other than those specified in Subsection (c), only that portion of the options which has vested on or before the anniversary date of this Agreement preceding the date of termination may be exercised, and that portion, together with any earned dividend equivalents, will be forfeited unless exercised within 180 days following the date of termination, or in the case of MEC Options, the first 60-day exercise period following the date of termination.

(e) Notwithstanding the foregoing, the options and earned dividend equivalents may vest in accordance with Section 16 of the Plan as a result of certain events, including liquidation of SCEcorp or merger, reorganization or consolidation of SCEcorp as a result of which SCEcorp is not the surviving corporation.

4. OPTION EXERCISE

(a) The Employee may exercise an option by providing written notice to SCEcorp on the form prescribed by SCEcorp for this purpose specifying the number of shares to be purchased, and accompanied by full payment of the exercise price for the shares. A sample notice is attached as Exhibit 1. Payment must be in cash, or its equivalent, such as SCEcorp Stock, acceptable to SCEcorp. A "cashless" exercise will be accommodated for all MEC Options, and may be accommodated for SCEcorp Options at the discretion of SCEcorp. Until payment is accepted, the Employee will have no rights in the optioned stock. If an SCEcorp Option is exercised, the Employee may elect to apply any earned dividend equivalents related to the shares for which the option is being exercised to the exercise price for such shares.

(b) SCEcorp Options may be exercised at any time after they have vested through the first business day of the 10th year following the date of this Agreement. MEC Options may be exercised after they have vested, but only during an annually specified 60-day period following MEC's fiscal year end and the completion of an audited valuation report which indicates an MEC share value for the fiscal year higher than the MEC Option exercise price for that period. The final 60-day MEC exercise period will commence during the second quarter of the 10th year following the date of this Agreement. The MEC Option is payable in cash upon exercise to the extent the actual value of an MEC share exceeds the applicable exercise price.

(c) The Employee agrees that any securities acquired by him/her hereunder are being acquired for his/her own account for investment and not with a view to or for sale in connection with any distribution thereof and that he/she understands that such securities may not be sold, transferred, pledged, hypothecated, alienated, or otherwise assigned or disposed of without either registration under the Securities Act of 1933 or compliance with the exemption provided by Rule 144 or another applicable exemption under such act.

(d) In accordance with Section 17(d) of the Plan, the Employee will have no right or claim to any specific funds, property or assets of SCEcorp as a result of this Agreement.

5. SCEcorp OPTION DIVIDEND EQUIVALENTS

(a) An SCEcorp Dividend Equivalent Account will be established on behalf of the Employee if SCEcorp Options have been granted pursuant to this Agreement. Subject to the limitations of this Section 5, the account will be credited with amounts equivalent to the dividends payable after the date of grant on the number of shares of stock covered by such SCEcorp Options. Dividend equivalents subject to the SCEcorp performance measures will be credited quarterly, and those subject to the MFF performance measures will be credited annually. Amounts credited will accumulate in this account without interest and will vest and become payable upon the exercise of the option to purchase the corresponding shares of SCEcorp Stock.

(b) Dividend equivalents related to SCEcorp Options subject to the SCEcorp performance measure are subject to the limitation determined pursuant to this Subsection (b). The SCEcorp performance measure is the percentile ranking of SCEcorp's total shareholder return ("TSR") compared to the TSR for each stock in the Dow Jones Electric Utilities Group Index. The percentile ranking will be measured quarterly, and these quarterly rankings will be averaged over a rolling 3-year period. If SCEcorp's average ranking is in the 60th percentile or higher for the 3-year period ending with the then current quarter, 100% of the dividend equivalents will be earned for that quarter. If SCEcorp's average ranking is in the 25th percentile, 25% of the dividend equivalents will be earned. No dividend equivalents will be earned for performance below the 25th percentile, and a pro rata amount will be earned for performance between the 25th and 60th percentiles.

Performance prior to the year of grant will not be measured for purposes of this Agreement. The average TSR percentile ranking from January 1st of the year of grant through the then current quarter will be used as the performance measure during the first three calendar years. Thereafter, the average TSR percentile ranking will be determined based on a rolling three-year period. Any limitations determined to apply under this Subsection (b), will apply to dividends declared during the quarter.

Dividend equivalents related to unexercised SCEcorp Options that were not earned due to the limitations of this Subsection (b) may be earned back as of the end of each of the last five years of the option period if it is determined at that point that the SCEcorp cumulative average TSR percentile ranking equals or exceeds the 60th percentile.

(c) Dividend equivalents related to SCEcorp Options subject to the MFF performance measure are subject to the limitation determined pursuant to this Subsection (c). The MFF performance measure will be MFF's 3-year compounded growth in economic value ("GEV"). Following receipt of audited MFF financial data for each calendar year during the option term, if it is determined that MFF's GEV equals or exceeds its cost of equity plus 200 basis points for the 3-year period ending with the most recent calendar year, then 100% of the dividend equivalents will be earned for that year. If the GEV is equal to MFF's cost of equity, 25% of the dividend equivalents will be earned for that year. No dividend equivalents will be earned if the GEV is less than MFF's cost of equity, and a pro rata amount will be earned if the GEV is between MFF's cost of equity and its cost of equity plus 200 basis points. For the first year of the option period, only performance data for that year will be measured. For the second year, performance data for the first two years will be measured.

Dividend equivalents related to unexercised SCEcorp Options that were not earned due to the limitations of this Subsection (c) may be earned back as of the end of each of the last five years of the option period if MFF's cumulative compounded annual GEV is determined at that point to equal or exceed MFF's cost of equity plus 200 basis points for the corresponding period.

Dividend equivalents subject to the limitations of this Subsection (c) related to that portion of the year preceding the exercise of the option will be paid following completion of the year if they are earned in accordance with the provisions of this Subsection (c).

(d) Except as provided in Subsection (c), when the Employee exercises any portion of the SCEcorp Options granted by this Agreement, the earned dividend equivalents corresponding to the stock covered by the exercised options will be paid to the Employee in cash at the time the stock certificates are delivered to the Employee. The Employee may elect to apply this amount to the exercise price. If the SCEcorp Options granted hereby are not fully exercised by the first business day of the 10th year following the date of this Agreement, the dividend equivalents corresponding to the shares covered by the unexercised portion of the options will be forfeited.

6. MEC OPTION PERFORMANCE UNITS

The MEC Options are performance units under the Plan based on 100 million shares of artificial or "phantom" MEC stock created for this purpose only. The base value of one share of MEC stock as of the grant date was approved by the Committee. The MEC Option exercise prices in Section 2 were derived from the base price of a share of MEC stock by applying a 12% appreciation factor, compounded annually for the term of this Agreement. Following the end of each calendar year during the term of this Agreement, the actual MEC share value will be computed. If the actual MEC share value exceeds the MEC Option exercise price for that period, any portion of the vested MEC Option may be exercised by the Employee in accordance with Section 4 and the difference will be paid in cash to the Employee.

7. TRANSFER AND BENEFICIARY

The options will not be transferable by the Employee. During the lifetime of the Employee, the options will be exercisable only by him/her. The Employee may designate a beneficiary who, upon the death of the Employee, will be entitled to exercise the then vested portion of the options during the remaining term of this Agreement subject to the conditions of the Plan and this Agreement.

8. TERMINATION OF OPTIONS

As set forth in Section 3(d) of this Agreement, in the event of termination of the employment of the Employee for any cause, other than retirement, disability or death of the Employee, the options will terminate 180 days from the date on which such employment terminated, or in the case of MEC Options, at the end of the first 60-day exercise period following the employment termination date. In addition, the options may be terminated if SCEcorp elects to substitute cash awards as provided under Section 12 of this Agreement.

9. TAXES

SCEcorp will have the right to retain and withhold the amount of taxes required by any government to be withheld or otherwise deducted and remitted with respect to the exercise of any option or the receipt or application by the Employee of any dividend equivalent under this Agreement. In its discretion, SCEcorp may require the Employee to reimburse SCEcorp for any such taxes required to be withheld by SCEcorp and may withhold any distribution in whole or in part until SCEcorp is so reimbursed. In lieu thereof, SCEcorp will have the right to withhold from any other cash amounts due from SCEcorp to the Employee an amount equal to such taxes required to be withheld by SCEcorp to reimburse SCEcorp for any such taxes or to retain and withhold a number of shares of SCEcorp Stock having a market value equal to the taxes and cancel (in whole or in part) the shares in order to reimburse SCEcorp for the taxes.

Each recipient of an SCEcorp Option must attach a statement to his/her federal and state tax returns for the year in which the SCEcorp Option was granted containing certain information about the option. A sample statement is attached to this Agreement as Exhibit 2.

10. CONTINUED EMPLOYMENT

(a) In consideration of the granting of such options to him/her, the Employee agrees that he/she will remain in the continuous service of SCEcorp or an SCEcorp affiliate as an officer or employee during the term of this agreement except as he/she may be prevented from doing so by death, permanent and total disability, or retirement under the Southern California Edison Company Retirement Plan, or a successor plan. In the event employment is terminated, voluntarily or otherwise, for reasons other than the foregoing, the restrictions of section 3(d) of this Agreement will apply.

(b) Nothing in this option Agreement will be deemed to confer on the Employee any right to continue in the employ of SCEcorp or an SCEcorp affiliate or interfere in any way with the right of the employer to terminate his/her employment at any time.

11. NOTICE OF DISPOSITION OF SHARES

Employee agrees that if he/she should dispose of any shares of stock acquired on the exercise of the SCEcorp Options, including a disposition by sale, exchange, gift or transfer of legal title within six months from the date such shares are transferred to the Employee, the Employee will notify SCEcorp promptly of such disposition.

12. AMENDMENT

This Agreement will be subject to the terms of the Plan as amended. SCEcorp reserves the right to substitute cash awards substantially equivalent in value to the options and dividend equivalents. The options and dividend equivalents which are the subject of this Agreement may not otherwise be restricted or limited by any Plan amendment or termination approved after the date of this Agreement without the Employee's written consent.

13. FORCE AND EFFECT

The various provisions of this Agreement are severable in their entirety. Any determination of invalidity or unenforceability of any one provision will have no effect on the continuing force and effect of the remaining provisions.

14. GOVERNING LAW

This option Agreement will be construed under the laws of the State of California.

15. NOTICE

Unless waived by SCEcorp, any notice required under or relating to this Agreement will be in writing, with postage prepaid, addressed to:


                             SCEcorp
                             Attn:  Corporate Secretary
                             P.O. Box 800
                             Rosemead, CA 91770
//
//
//
//
//
IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.


                             SCEcorp



                             By:_______________________________


                             Employee



                             _______________________________



Attest:



_____________________________

FORM OF AGREEMENTS FOR 1993 AWARDS UNDER OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN:


                   1993 NONQUALIFIED STOCK OPTION AGREEMENT

                                   UNDER THE

             SCEcorp OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN


           This AGREEMENT is made as of January 4, 1993 by and between SCEcorp and ------------------------------------------ ("Employee").

           WHEREAS, SCEcorp maintains the Long-Term Incentive Compensation Plan (the "Plan") under which the Compensation Committee of the Board of Directors of SCEcorp (the "Committee") may make Incentive Awards to such officers of SCEcorp or its affiliates as the Committee may determine, subject to any terms, conditions, or restrictions as it may deem appropriate; and

           WHEREAS, pursuant to the Plan, the Committee has elected to award nonqualified stock options of SCEcorp Common Stock ("Common Stock") with corresponding dividend equivalents to certain corporate officers of SCEcorp and its affiliates;

           NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

           1. GRANT
           SCEcorp hereby grants to the Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option, hereafter called the option, to purchase full shares of authorized Common Stock together with corresponding dividend equivalents on the terms and conditions herein set forth.

           2. PRICE
           The purchase price of said shares of Common Stock subject to the option shall be $43.875 DOLLARS per share, such price being the average of the high and low sales prices of the Common Stock as reported in the western edition of The Wall Street Journal for the New York Stock Exchange Composite Transactions for the date of grant.

           3. WHEN EXERCISABLE
           The option may only be exercised to the extent it has vested. The initial vesting date shall be January 2nd of the year following the date of this Agreement, or six months after the date of this Agreement, whichever date is later. Thereafter, the option shall be exercisable only as follows:
           (a) During the period between the initial vesting date and January 1st of the following year, the option may be exercised to the extent of 33-1/3% of the aggregate number of shares originally covered by the option.
           (b) During the next twelve-months, the option may be exercised to the extent of an additional 33-1/3% of the aggregate number of shares originally covered by the option, and to the extent the right to exercise the option has earlier vested and has not been exercised.
           (c) At any time on or after January 2nd of the third year following the date of this Agreement, the option shall be exercisable in full except to the extent it has been exercised earlier.
           (d) The vested portions of the option shall accumulate to the extent not exercised, and be exercisable by the Employee, in whole or in part, in any subsequent period but not later than January 2nd of the 10th year following the date of this Agreement.
PAGE

           (e) If an Employee is removed from a position entitling him/her to benefits under the Plan, retires, dies or is permanently and totally disabled during the three-year vesting period, the option shall vest and be exercisable to the extent of 1/36th of the aggregate number of shares originally covered by the option for each full month of service during the vesting period. Notwithstanding the foregoing, the option of a member of the Edison Management Committee shall be fully vested and exercisable upon his/her retirement, death or permanent and total disability regardless of whether or not he/she was a member of that committee on the date of this Agreement.
           (f) Upon termination of an Employee for any reason other than those specified in subsection (e), only that portion of the option which has vested on or before the anniversary date of this Agreement prior to the date of termination may be exercised, and that portion, together with any accumulated dividend equivalents, will be forfeited unless exercised within 180 days following the date of termination.
           (g) Notwithstanding the foregoing, the option and dividend equivalents may vest in accordance with section 16 of the Plan as a result of certain events, including liquidation of SCEcorp or merger, reorganization or consolidation of SCEcorp as a result of which SCEcorp is not the surviving corporation.

           4. HOW EXERCISABLE
           (a) The Employee shall exercise the option by written notice to SCEcorp, on the form prescribed by SCEcorp for this purpose, which shall specify the number of shares to be purchased, and which shall be accompanied by full payment of the option price for such shares. Payment shall be in cash, or its equivalent, such as Common Stock, acceptable to SCEcorp. Until such payment, the Employee shall have no rights in the optioned stock. The Employee may elect to apply the accumulated dividend equivalents related to the shares for which the option is being exercised to the option price for such shares.
           (b) The Employee agrees that any securities acquired by him/her hereunder are being acquired for his/her own account for investment and not with a view to or for sale in connection with any distribution thereof and that he/she understands that such securities may not be sold, transferred, pledged, hypothecated, alienated, or otherwise assigned or disposed of without either registration under the Securities Act of 1933 or compliance with the exemption provided by Rule 144 or another applicable exemption under such act.

           5. TRANSFER AND BENEFICIARY
           The option shall not be transferable by the Employee. During the lifetime of the Employee, the option shall be exercisable only by him/her. The Employee may designate a beneficiary who, upon the death of the Employee, will be entitled to exercise the then vested portion of the option at any time up to 10 years following the date of this Agreement subject to the terms and conditions of the Plan and this Agreement.

           6. TERMINATION OF OPTION
           As set forth in Section 3(f) of this Agreement, in the event of termination of the employment of the Employee for any cause, other than retirement, disability or death of the Employee, the option shall terminate 180 days from the date on which such employment terminated. In addition, the option may be terminated if SCEcorp elects to substitute cash awards as provided under Section 11 of this Agreement.

           7. DIVIDEND EQUIVALENTS
           A Dividend Equivalent Account shall be established on behalf of the Employee which will be credited with amounts corresponding to the dividends which would be payable on the number of shares of Common Stock covered by the option granted to the Employee under this Agreement. Such amounts will accumulate in this account without interest. Dividend equivalents will vest and become payable upon the exercise of the option to purchase the corresponding shares of Common Stock. When the Employee exercises any portion of the option granted by this Agreement, the accumulated dividend equivalents corresponding to the stock covered by the exercised option will be paid to the Employee in cash at the time the stock certificates are delivered to the Employee. The Employee may elect to apply this amount to the option price. If the option granted hereby is not fully exercised by January 2nd of the 10th year following the date of this Agreement, the dividend equivalents corresponding to the shares covered by the unexercised portion of the option will be forfeited. In accordance with Section 17(d) of the Plan, the Employee shall have no right or claim to any specific funds, property or assets of SCEcorp as a result of this Agreement.

           8. TAXES
           SCEcorp shall have the right to retain and withhold the amount of taxes required by any government to be withheld or otherwise deducted and remitted with respect to the exercise of any option or the receipt or application by the Employee of any dividend equivalent under this Agreement. In its discretion, SCEcorp may require the Employee to reimburse SCEcorp for any such taxes required to be withheld by SCEcorp and may withhold any distribution in whole or in part until SCEcorp is so reimbursed. In lieu thereof, SCEcorp shall have the right to withhold from any other cash amounts due from SCEcorp to the Employee an amount equal to such taxes required to be withheld by SCEcorp to reimburse SCEcorp for any such taxes or retain and withhold a number of shares of Common Stock having a market value not less than the amount of such taxes and cancel (in whole or in part) any such shares so withheld in order to reimburse SCEcorp for such taxes.

           9. AGREEMENT TO CONTINUE IN EMPLOYMENT
           In consideration of the granting of such option to him/her, the Employee agrees that he/she will remain in the continuous service of SCEcorp or an SCEcorp affiliate as an officer or employee except as he/she may be prevented from doing so by death, permanent and total disability, or retirement under the Southern California Edison Company Retirement Plan, or a successor plan. The restrictions of Section 3(f) of this Agreement shall apply upon termination of service for reasons other than the foregoing.
           Nothing in this option Agreement shall be deemed to confer on the Employee any right to continue in the employ of SCEcorp or an SCEcorp affiliate or interfere in any way with the right of the employer to terminate his/her employment at any time.

           10. NOTICE OF DISPOSITION OF SHARES
           Employee agrees that if he/she should dispose of any shares of stock acquired on the exercise of this option, including a disposition by sale, exchange, gift or transfer of legal title within six months from the date such shares are transferred to the Employee, the Employee will notify SCEcorp promptly of such disposition.

           11. AMENDMENT
           This Agreement shall be subject to the terms of the Plan as amended. SCEcorp reserves the right to substitute cash awards substantially equivalent in value to the option and dividend equivalents. The option and dividend equivalents which are the subject of this Agreement may not otherwise be restricted or limited by any Plan amendment or termination approved after the date of this Agreement without the Employee's written consent.

           12. FORCE AND EFFECT
           The various provisions of this Agreement are severable in their entirety. Any determination of invalidity or unenforceability of any one provision shall have no effect on the continuing force and effect of the remaining provisions.

           13. GOVERNING LAW
           This option Agreement shall be construed under the laws of the State of California.

           14. NOTICE
           Unless waived by SCEcorp, any notice required under or relating to this Agreement shall be in writing, with postage prepaid, addressed to:

             SCEcorp
             Attn:  Corporate Secretary
             P.O. Box 800
             Rosemead, CA 91770

           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first above written.


                             SCEcorp



                             By:_______________________________


                             Employee



                             _______________________________




Attest:



_____________________________

FORM OF AGREEMENTS FOR 1989-92 AWARDS UNDER OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN:

                      NONQUALIFIED STOCK OPTION AGREEMENT

                                   UNDER THE

                      SOUTHERN CALIFORNIA EDISON COMPANY

                     LONG-TERM INCENTIVE COMPENSATION PLAN


           This AGREEMENT is made as of January 2, ____ by and between SOUTHERN CALIFORNIA EDISON COMPANY ("Company") and ("Employee") .

           WHEREAS, the Company maintains the Long-Term Incentive Compensation Plan (the "Plan") under which the Compensation Committee of the Board of Directors of the Company (the "Committee") may make Incentive Awards to such members of the Company's management team as the Committee may determine, subject to any terms, conditions, or restrictions as it may deem appropriate; and

           WHEREAS, pursuant to the Plan, the Committee has elected to award nonqualified stock options of SCEcorp Common Stock ("Common Stock") with corresponding dividend equivalents to certain corporate officers of the Company and its affiliates;

           NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

           1.  GRANT
           The Company hereby grants to the Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option, hereafter called the option, to purchase full shares of authorized Common Stock together with corresponding dividend equivalents on the terms and conditions herein set forth.

           2.  PRICE
           The purchase price of said shares of Common Stock subject to the option shall be $_______ per share, such price being the average of the highest and lowest sale prices of the Common Stock as 'reported in the western edition of The Wall Street Journal for the New York Stock Exchange Composite Transactions on January 2, _____, the date of grant.

           3.  WHEN EXERCISABLE
           The option is subject to a three-year vesting period commencing on the date of this Agreement. The option may not be exercised prior to one year from the date of this Agreement. Thereafter, the option shall be exercisable only as follows:
           (a) During the twelve-month period beginning one year from the date of this Agreement, the option may be exercised to the extent of 33-1/3% of the aggregate number of shares originally covered by the option.
           (b) During the following twelve-month period, the option may be exercised to the extent of an additional 33-1/3% of the aggregate number of shares originally covered by the option, and to the extent the right to exercise the option theretofore has vested and has not been exercised.
           (c) At any time after three years from the date of this Agreement, the option shall be exercisable in full except to the extent it theretofore shall have been exercised.
           (d) The vested portions of the option shall accumulate to the extent not exercised, and be exercisable by the Employee, in whole or in part, in any subsequent period but not later than ten years from the date of this Agreement.
PAGE

           (e) If an Employee is removed from a position entitling him to benefits under the Plan, retires, dies or is permanently and totally disabled during the three-year vesting period, the option shall vest and be exercisable to the extent of 1/36th of the grant for each full month of service during the vesting period. Notwithstanding the foregoing, the option shall be fully vested and exercisable upon the retirement, death or permanent and total disability of a member of the Management Committee of the Company regardless of whether or not he was a member of the Management Committee on the date of this Agreement.
           (f) Upon termination of an Employee for any reason other than those specified in subsection (e), only that portion of the option which has vested on or before the anniversary date of this Agreement prior to the date of termination may be exercised, and that portion, together with any accumulated dividend equivalents, will be forfeited unless exercised within 180 days following the date of termination.
           (g) Notwithstanding the foregoing, the option and dividend equivalents may vest in accordance with section 15(b) of the Plan as a result of certain events, including liquidation of the Company or merger, reorganization or consolidation of the Company as a result of which the Company is not the surviving corporation.

           4.  HOW EXERCISABLE
           (a) The Employee shall exercise the option by written notice to the Company, on the form prescribed by the Company for this purpose, which shall specify the number of shares to be purchased, and which shall be accompanied by full payment of the option price for such shares. Payment shall be in cash, or its equivalent, such as Common Stock, acceptable to the Company. Until such payment, the Employee shall have no rights in the optioned stock. The Employee may elect to apply the accumulated dividend equivalents related to the shares for which the option is being exercised to the option price for such shares.
(b) The Employee hereby acknowledges that the Securities being acquired by him hereunder may not be sold, transferred, pledged, hypothecated, alienated, or otherwise assigned or disposed of by him without either registration under the Securities Act of 1933 or compliance with the exemption provided by Rule 144 or another applicable exemption under such act.

           5.  TRANSFER AND BENEFICIARY
           The option shall not be transferable by the Employee. During the lifetime of the Employee, the option shall be exercisable only by him. The Employee may designate a beneficiary who, upon the death of the Employee, will be entitled to exercise the then vested portion of the option at any time up to 10 years following the date of this Agreement subject to the terms and conditions of the Plan and this Agreement.

           6.  TERMINATION OF OPTION
           As set forth in Section 3(f) of this Agreement, in the event of termination of the employment of the Employee for any cause, other than retirement, disability or death of the Employee, the option shall terminate 180 days from the date on which such employment terminated. In addition, the option may be terminated if the Company elects to substitute cash awards as provided under Section 11 of this Agreement.

           7.  DIVIDEND EQUIVALENTS
           A Dividend Equivalent Account shall be established on behalf of the Employee which will be credited with amounts corresponding to the dividends which would be payable on the number of shares of Common Stock covered by the option granted to the Employee under this Agreement. Such amounts will accumulate in this account without interest. Dividend equivalents will vest and become payable upon the exercise of the option to purchase the corresponding shares of Common Stock. When the Employee exercises any portion of the option granted by this Agreement, the accumulated dividend equivalents corresponding to the stock covered by the exercised option will be paid to the Employee at the time the stock certificates are delivered to the Employee. Dividend equivalents are payable only in cash, although the Employee may elect to apply this amount to the option price. If the option granted hereby is not fully exercised within ten years of the date of this Agreement, the dividend equivalents corresponding to the shares covered by the unexercised portion of the option will be forfeited. In accordance with Section 16(d) of the Plan, the Employee shall have no right or claim to any specific funds, property or assets of the Company as a result of this Agreement.

           8.  TAXES
           The Company shall have the right to retain and withhold the amount of taxes required by any government to be withheld or otherwise deducted and remitted with respect to the exercise of any option or the receipt or application by the Employee of any dividend equivalent under this Agreement. In its discretion, the Company may require the Employee to reimburse the Company for any such taxes required to be withheld by the Company and may withhold any distribution in whole or in part until the Company is so reimbursed. In lieu thereof, the Company shall have the right to withhold from any other cash amounts due from the Company to the Employee an amount equal to such taxes required to be withheld by the Company to reimburse the Company for any such taxes or retain and withhold a number of shares of Common Stock having a market value not less than the amount of such taxes and cancel (in whole or in part) any such shares so withheld in order to reimburse the Company for such taxes.

           9.  AGREEMENT TO CONTINUE IN EMPLOYMENT
           In consideration of the granting of such option to him, the Employee to whom this option is granted agrees that he will remain in the continuous service of the Company as an officer or employee except as he may be prevented from doing so by death, permanent and total disability, or retirement under the Company's Retirement Plan. The restrictions of
Section 3(f) of this Agreement shall apply upon termination of service for reasons other than the foregoing.
           Nothing in this option Agreement shall be deemed to confer on the Employee any right to continue in the employ of the Company or interfere in any way with the right of the Company to terminate his employment at any time.

           10.  NOTICE OF DISPOSITION OF SHARES
           Employee agrees that if he should dispose of any shares of stock acquired on the exercise of this option, including a disposition by sale, exchange, gift or transfer of legal title within six months from the date such shares are transferred to the Employee, the Employee will notify the Company promptly of such disposition.

           11.  AMENDMENT
           This Agreement shall be subject to the terms of the Plan as amended. The Company reserves the right to substitute cash awards substantially equivalent in value to the option and dividend equivalents. The option and dividend equivalents which are the subject of this Agreement may not otherwise be restricted or limited by any Plan amendment or termination approved after the date of this Agreement without the Employee's written consent.

           12.  FORCE AND EFFECT
           The various provisions of this Agreement are severable in their entirety. Any determination of invalidity or unenforceability of any one provision shall have no effect on the continuing force and effect of the remaining provisions.

           13.  GOVERNING LAW
           This option Agreement shall be construed under the laws of the State of California.

           14.  NOTICE
           Unless waived by the Company, any notice required under or relating to this Agreement shall be in writing, with postage prepaid, addressed to:

             Southern California Edison Company
             Attn: Corporate Secretary
             P.O. Box 800
             Rosemead, CA 91770

           IN WITNESS WHEREOF, parties hereto have caused the Agreement to be executed on the day and year first above written.


                                     SOUTHERN CALIFORNIA EDISON COMPANY



                                    By: _______________________________


                                          _______________________________




Attest:



_______________________________




PAGE

                                                      EXHIBIT 10.22

                 SOUTHERN CALIFORNIA EDISON COMPANY

                ESTATE AND FINANCIAL PLANNING PROGRAM


                    As Amended December 13, 1995



I.     PURPOSE

The purpose of this Estate and Financial Planning Program (the "Program") is to provide independent professional estate planning, financial planning and income tax preparation services to executives of Southern California Edison Company (the "Company").

II.    PARTICIPATION

Participation in the Program is voluntary. Participants may elect to participate in the estate planning, the financial planning and/or the income tax preparation portions of the Program.

III.   ELIGIBILITY

1. Eligibility for this Program is limited to the Executive Officers of the Company and such other Company executives whose participation has been approved by the Chairman of the Board and Chief Executive Officer. For purposes of this Program, "Executive Officer" means the Chairman of the Board and Chief Executive Officer, President, Executive Vice Presidents, Senior Vice Presidents, Corporate Vice Presidents and the Corporate Secretary. The spouse (other than the surviving spouse of a deceased retired Participant) of a Participant will receive services under this Program only to the extent that his/her estate plan, financial plan, or tax plan or tax return is directly related to that of the Participant.

2. Eligibility will continue as long as the Participant is an Executive Officer of the Company, or an otherwise qualified and approved
Participant, and for five years after retirement as such.

3. Eligibility for this Program will end and benefits will cease upon termination of employment with the Company, or resignation from the Company. If a Participant becomes disabled, and because of such disability is unable to continue to work as an executive of the Company, eligibility for this Program will continue throughout the period of disability.

IV.    SERVICES PROVIDED

1. Services provided under this Program are paid for by the Company, including any start-up fees and expenses. Services provided will include, but not be limited to, all requested and necessary estate planning, preparation and implementation of will and trust plans, financial planning and counseling, and income tax and retirement tax planning and return preparation. The income tax returns of all Eligible Participants shall be reviewed by a provider designated by the Company regardless of who prepares the return.

2. Services provided under this Program are the only services of this type paid for by the Company. The Company will not pay for any services in lieu of the services of this Program. A Participant may not elect to receive a cash payment in lieu of services under this Program. Services provided are only those services directly related to the estate planning, financial PAGE planning and income tax needs of the Participant and his/her spouse as set forth in Section III Paragraph 1 (above).

3. Invoices for services performed under this Program must be submitted with an authorization for payment or reimbursement to the Company
Controller.

V.     SERVICE PROVIDERS

1. The Chairman of the Board and Chief Executive Officer of the Company will (a) designate the professional providers of services for the Program and/or (b) establish the qualification requirements of professional providers for those instances when the Company gives Participants discretion to select their own.

2. The Company will periodically inform Participants who the approved professional providers are under the Program. In addition, the Company will specify the qualification requirements which must be met by professional providers when Participants have selection discretion.

VI.    SERVICES FOLLOWING RETIREMENT

Services under this Program to the Participant and his/her surviving spouse will continue for five years after the retirement of the Participant, provided however, that the surviving spouse and the Participant must have been married on the date of the Participant's retirement. In the event of the re-marriage of the surviving spouse of the Participant during the five-year period following retirement, any benefits under this Program will cease as of the date of the re-marriage. All benefits under this Program will cease on the anniversary of the fifth year following the Participant's retirement from the Company.

VII.   TAXES

1. Amounts paid on behalf of a Participant under this Program may be subject to income tax withholding or other deductions as may be required from time-to-time by federal, state or local law.

2. Any taxes which may result because of the services provided under this Program are the sole responsibility of the Participant.

VIII.  CONFIDENTIALITY

Information obtained in the course of this Program will be held confidential between the professional service providers and their individual clients, and such information will not be made available to the Company unless required by a court of competent jurisdiction, or unless such information is required to be disclosed by law, or by the professional service provider's ethical standards of conduct.

IX.    ADMINISTRATION

1. This Program is administered by the Compensation and Executive Personnel Committee of the Board of Directors or its designee. Day-to-day administration of the Program has been delegated to the Executive Compensation Division. The Committee will at all times have full power and authority to interpret, construe, administer, and prospectively to modify, amend, or terminate this Program. The Committee's interpretations, constructions and actions shall be binding and conclusive on all persons PAGE for all purposes. No member of the Committee, nor its designee, shall be liable to any person for any action taken or omitted in connection with this Program.

2. Questions as to the extent of covered services or other routine administrative matters, and questions regarding the scope of this Program will be decided by the Company General Counsel in consultation with the Company Controller, and as they deem necessary, with the Chairman of the Board and Chief Executive Officer.

X.     NO RIGHT TO CONTINUED EMPLOYMENT

Nothing contained in this document or the Program shall be construed as conferring upon a Participant the right to continue in the employ of the Company as an Executive Officer or in any other capacity. A Participant's eligibility to participate in this Program will continue only so long as the Participant remains an Executive Officer of the Company, an otherwise qualified and approved Participant, or a retired Participant subject to the limitations of the Program.

XI.    MISCELLANEOUS

1. If any of the provisions of this Program are held invalid, or held to violate any law, the remainder of the Program may remain in full force and effect.

2. Any right to receive services under this Program is hereby expressly declared to be a personal, nonassignable and nontransferable benefit of employment related to the Participant's status as an Executive Officer or other executive of the Company. In the event of any attempted assignment, alienation or transfer of such rights contrary to the provisions of this Program, or upon determination by the Chairman of the Board and Chief Executive Officer after consultation with the General Counsel and the Controller that in their good faith opinion the Participant has abused his/her services under the Program, and after written notice of such determination has been given to the Participant, the Company will have no further liability for the provision of or payment for services hereunder.

3. This Program shall be governed by the laws of the State of California.

4. This Program is effective on September 21, 1989.


SOUTHERN CALIFORNIA EDISON COMPANY


           Emiko Banfield
_______________________________________


PAGE

                                                           EXHIBIT 10.25

                              May 16, 1995



Mr. Stephen E. Frank
164 Spyglass Lane
Jupiter, FL  33477

Dear Steve:

I am pleased to offer you the position of President and Chief Operating Officer and member of the Board of Directors of Southern California Edison Company.

Specifically, the offer of employment includes:

1. You will have the title of President and Chief Operating Officer with a base salary of $500,000 per year for the first year of employment. Subsequent levels based on periodic performance reviews.

2. For 1995, as President and Chief Operating Officer you will be eligible for a target annual incentive award of 60% of your annual salary, paid in February of the following year. You will receive $150,000. Annual incentive awards for subsequent years will be determined by the Compensation Committee. Target award level for 1996: 60% of base compensation. Under consideration for 1996: maximum award at 90% of base comp (1.5 times the target level). Actual awards to be based on meeting defined performance objectives.

3. You will receive an initial Long-Term Incentive Award of 60,000 SCEcorp non-qualified stock options with dividend equivalents earned on a corporate performance basis. The current economic value of this grant is $300,000. For grants in early 1996 the target total option value would be 85% of base pay. For example, 85% of $500,000 equals $425,000. Options are valued using the Black-Scholes' method.

      In the future, your annual salary, annual incentive awards, and long-term incentives will be reviewed on a regular basis at the same time and in the same manner as all other officers.

4. As an offset to expenses incurred as a result of joining Southern California Edison, you will receive a one-time lump sum after-tax payment of $115,000. If you elect, you may defer the full value of this payment (including the gross-up for current taxes) to your Deferred Compensation Plan account, with immediate vesting.

5. You will be credited with $250,000 in your Deferred Compensation Plan account effective on your date of employment, which will vest upon completion of five years of service. Interest will be credited according to the terms of the Plan. For 1995, interest will be credited at 9.72%.

6. You will be credited with one-and-one-quarter additional years of service credit in the Executive Retirement Plan ("ERP") for each year of actual service -- up to ten years.

7. You will be immediately credited with 15 days of vacation upon employment. You will continue to accrue 15 days per year until such time as service warrants additional vacation based on years of service.
PAGE

8. To assist you in establishing residence within reasonable commuting distance, you will receive our full relocation and moving expense package, including a Miscellaneous Expense Allowance of $20,000 paid upon completion of your move. We will purchase your home in Florida at appraised, fair market value of $1,315,000.

9. As an employee of Edison you will be eligible for all programs offered to employees, subject to the eligibility rules of each program. In addition, you will receive all executive benefits, including the Executive Retirement Plan, Deferred Compensation Plan, Benefit Adjustment Account, Executive Supplemental Survivor Income Continuation Plan, Executive Supplemental Short-Term Disability Plan, and Estate and Financial Planning Program, and other executive perquisites as described.

10. If service is terminated involuntarily (not for cause), you would receive severance payment equal to 100% of your then current annual base salary and an annual incentive award. No other severance payments or benefits except (a) the one-time Deferred Payment Plan credit ($250,000) would vest pro rata, i.e., 2/5 vested if involuntary termination at end of second year, (b) the initial option on 60,000 shares would become fully exercisable if the involuntary termination takes place after one year of service, and
      (c) the additional "service credit years" that have been earned will count under the ERP in determining whether you have the necessary five years of service to be eligible to receive retirement benefits.

11. To assist you with transition of your financial planning, tax and estate planning affairs you will receive a one-time lump sum payment of $10,000.

12.   Two club memberships will be included as an executive benefit.

This offer is contingent upon completion of a physical/drug screen examination by a qualified medical facility, and completion of a background verification. This offer is subject to final approval by the SCE Board of Directors.

I am personally delighted to have the opportunity to work closely with you, and look forward to our future together. Please feel free to call me at the office or my home to discuss this further.

                                 Sincerely,



                                 John E. Bryson
                                 John E. Bryson


Accepted:   S. E. Frank
         --------------------

Date:       5/24/95
     ------------------------





                                                                      EXHIBIT 12
SOUTHERN CALIFORNIA EDISON COMPANY AND CONSOLIDATED UTILITY-RELATED SUBSIDIARIES RATIOS OF EARNINGS TO FIXED CHARGES
(Thousands of Dollars)

                                                              Year Ended December 31,
                                       --------------------------------------------------------------  -----------
                                          1990         1991        1992         1993         1994         1995
EARNINGS BEFORE INCOME TAXES           --------------------------------------------------------------  -----------
  AND FIXED CHARGES:

Income before interest expense (1)    $ 1,289,320  $1,172,285  $ 1,190,051  $ 1,127,275  $ 1,081,800  $ 1,143,477
Add:
  Taxes on income (2)                     489,148     412,922      443,548      408,033      452,091      509,632
  Rentals (3)                               8,840       7,539        4,460        3,463        3,512        4,018
  Allocable portion of interest
   on long-term Contracts for
   the purchase of power (4)               10,600       1,925        1,908        1,890        1,870        1,848
  Spent nuclear fuel interest (6)           1,994       1,683        1,339          487           68            -
  Amortization of previously capitalized
   fixed charges                           33,910      31,149       22,344        4,878        2,271        1,185
Total earnings before income           -----------  ----------  -----------  -----------  -----------  -----------
  taxes and fixed charges (A)         $ 1,833,812  $1,627,503  $ 1,663,650  $ 1,546,026  $ 1,541,612  $ 1,660,160

FIXED CHARGES:
  Interest and amortization           $   552,567  $  542,732  $   517,142  $   449,230  $   443,219  $   463,786
  Rentals (3)                               8,840       7,539        4,460        3,463        3,512        4,018
  Capitalized fixed charges -
   nuclear fuel (5)                         5,261       2,654          873          978          254        1,531
  Allocable portion of interest on
   long-term contracts for
   the purchase of power (4)               10,600       1,925        1,908        1,890        1,870        1,848
  Spent nuclear fuel interest (6)           1,994       1,683        1,339          487           68            -
                                       -----------  ----------  -----------  -----------  -----------  -----------
Total fixed charges (B)               $   579,262  $  556,533  $   525,722  $   456,048  $   448,923  $   471,183

RATIO OF EARNINGS TO
  FIXED CHARGES (A/B):                       3.17        2.92         3.16         3.39         3.43         3.52
                                       ===========  ==========  ===========  ===========  ===========  ===========

(1) Includes allowance for funds used during construction and accrual of unbilled revenue.
(2) Includes allocation of federal income and state franchise taxes to other income.
(3) Rentals include the interest factor relating to certain significant rentals plus one-third of all remaining annual rentals.
(4) Allocable portion of interest included in annual minimum debt service requirement of supplier.
(5) Includes fixed charges associated with Nuclear Fuel.
(6) Represents interest on spent nuclear fuel disposal obligation.



PAGE

                                                                EXHIBIT 13

                        Southern California Edison Company








                                  1995 Annual Report
PAGE

A Profile of Southern California Edison Company







Southern California Edison Company (SCE) is the nation's second-largest electric utility, based on the number of customers. SCE, with headquarters in Rosemead, California, is a subsidiary of Edison
International (formerly SCEcorp), which is primarily an energy-services company.

SCE, a 109-year-old investor-owned utility, serves 4.2 million customers in Central and Southern California. Its 50,000-square-mile service territory has a population of more than 11 million.






 Contents

 1  Selected Financial and Operating Data: 1991-1995
 2  Management's Discussion and Analysis of
    Results of Operations and Financial Condition
 8  Quarterly Financial Data
 9  Consolidated Financial Statements
13  Notes to Consolidated Financial Statements
27  Responsibility for Financial Reporting
28  Report of Independent Public Accountants
29  Board of Directors
29  Executive Officers


PAGE

Selected Financial and Operating Data:  1991-1995
                                          Southern California Edison Company

Dollars in millions                                1995         1994         1993         1992        1991
-------------------                            ----------   ---------    ---------    ---------     ---------
Income statement data:
Operating revenue                                 $7,873      $ 7,799      $ 7,397       $7,722      $ 7,298
Operating expenses                                 6,724        6,705        6,232        6,492        6,181
Fuel and purchased power expenses                  3,197        3,403        3,290        3,086        2,910
Income tax from operations                           560          508          506          520          430
Allowance for funds used during construction          34           29           36           37           28
Interest expense--net                                464          443          449          517          543
Net income                                           680          639          678          673          630
Earnings available for common stock                  643          599          637          631          587
Ratio of earnings to fixed charges                  3.52         3.43         3.39         3.16         2.92



Balance sheet data:

Assets                                            $18,155     $18,076      $18,098      $15,969      $15,961
Gross utility plant                               20,717       20,127       19,441       18,652       18,814
Accumulated provision for depreciation and
   decommissioning                                 8,569        7,710        7,138        6,544        6,339
Common shareholder's equity                        5,125        5,029        4,932        4,775        4,589
Preferred stock:
   Not subject to mandatory redemption               284          359          359          359          359
   Subject to mandatory redemption                   275          275          275          278          199
Long-term debt                                     5,215        4,988        5,234        5,184        5,455
Capital structure:
   Common shareholder's equity                     47.0%        47.2%        45.7%        45.1%        43.3%
   Preferred stock:
     Not subject to mandatory redemption            2.6%         3.4%         3.3%         3.4%         3.4%
     Subject to mandatory redemption                2.5%         2.6%         2.5%         2.6%         1.9%
   Long-term debt                                  47.9%        46.8%        48.5%        48.9%        51.4%



Operating data:

Peak demand in megawatts (MW)                     17,548       18,044       16,475       18,413       16,709
Generation capacity at peak (MW)                  21,603       20,615       20,606       20,712       20,875
Kilowatt-hour sales (kWh) (in millions)           74,296       77,986       73,308       74,186       71,146
Average annual kWh sales per residential
   customer                                        6,188        6,259        6,070        6,311        6,060
Total energy requirement (kWh) (in millions)      81,924       85,011       81,328       82,199       78,643
Energy mix:
   Thermal                                         51.6%        59.5%        53.8%        59.8%        52.6%
   Hydro                                            7.7%         3.9%         7.3%         3.4%         3.9%
   Purchased power and other sources               40.7%        36.6%        38.9%        36.8%        43.5%
Customers (in millions)                             4.18         4.15         4.12         4.11         4.08
Full-time employees*                              15,490       16,351       16,585       16,922       17,110

*1992-1995 are based on twelve-month averages.

<PAGE 1>

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) 1995 earnings were $643 million, compared with $599 million in 1994, and $637 million in 1993. Earnings in 1995 increased $44 million over 1994, primarily due to a higher authorized return on common equity for 1995, partially offset by the financial effect of the 1995 general rate case settlement. SCE also recorded employee severance costs of $15 million after-tax in 1995, compared with $18 million after-tax in 1994. SCE's 1994 earnings decreased $38 million from 1993, due to employee severance expenses and a lower authorized return on common equity, partially offset by lower maintenance expenses at the San Onofre Nuclear Generating Station.

Operating Revenue

Operating revenue increased slightly over 1994, mainly due to a 2.6% California Public Utilities Commission (CPUC)-authorized rate increase, partially offset by a decrease in the volume of sales to resale cities and milder weather in 1995, compared with 1994. Operating revenue increased in 1994, mainly due to a 3.2% CPUC-authorized rate increase and a 6% increase in sales volume. Retail sales volume increased from warmer weather in the third quarter of 1994 compared with 1993. Wholesale volume increased, as SCE's power was priced lower than many other sources (see Operating Expenses). In 1995, over 98% of operating revenue was from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warm weather during the summer months, operating revenue during the third quarter of each year is materially higher than other quarters of the year.

The changes in operating revenue resulted from:

In millions                               Year ended December 31,           1995       1994         1993
-----------                               -----------------------         ------      ------       ------
Operating revenue--
   Rate changes                                                           $  168      $   112      $ (251)
   Sales volume changes                                                     (129)         308        (124)
   Other                                                                      35          (18)         50
                                                                           -----      -------     -------
Total                                                                     $   74      $   402      $ (325)
                                                                           =====      =======     =======

In March 1995, SCE announced that it intends to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% (from
10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour), after adjusting for inflation, subject to CPUC approval. In July 1995, SCE filed expanded rate options and requested the CPUC expedite the filing in order to offer these services by 1996. SCE does not anticipate that these proposals will have a material effect on future earnings trends.

Operating Expenses

Fuel expense decreased 27% in 1995, primarily reflecting a change in the fuel mix from 1994. Hydro generation was up significantly in 1995, due to greater rainfall, resulting in lower gas purchases compared with 1994. In addition, the San Onofre units were out of service a total of five months in 1995 for refueling and maintenance, causing a decrease in nuclear fuel expense. Lower overall gas prices also contributed to the decrease in energy costs. Fuel expense increased 6% in 1994. Although the overall cost per kilowatt-hour of gas decreased 16% in 1994, gas-powered generation increased 21% due to higher demand for SCE's lower-priced energy. The cost per kilowatt-hour of nuclear fuel decreased 4% in 1994, while nuclear generation increased 20% due to a higher than average operating capacity factor at San Onofre.

Purchased-power expense increased slightly in 1995 and 1994. SCE makes federally required power purchases from nonutility generators based on contracts with CPUC-mandated pricing. Energy prices under these contracts are generally higher than other energy sources, and for 1995, SCE paid about $1.8 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources.
<PAGE 2>

                                          Southern California Edison Company

Provisions for regulatory adjustment clauses increased in 1995 and 1994, as CPUC-authorized fuel and purchased-power cost estimates exceeded actual energy costs. SCE's actual energy costs were lower than estimated in 1995 due to the increase in hydro generation and lower gas prices. In 1994, actual energy costs were lower than estimated due to lower overall gas prices and a higher than average operating capacity factor at San Onofre.

Other operating expenses include employee severance charges of $25 million in 1995 and $30 million in 1994. As SCE positions itself for a more competitive operating environment, it is anticipated that workforce reductions will continue to occur. In 1995, SCE severed 567 employees, representing total annualized labor costs of about $42 million. SCE expects a substantial portion of these labor cost savings to reduce other operating expenses in 1996. Severance costs are comprised of cash payments for service and a non-cash benefit component. Excluding severance charges, other operating expenses decreased in 1995 primarily due to operating efficiencies.

Maintenance expense increased 8% in 1995, due to the scheduled refueling and maintenance outages at San Onofre in 1995. Maintenance expense decreased 8% in 1994, primarily from the San Onofre units operating at a higher than average capacity factor in 1994.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan for Palo Verde Nuclear Generating Station, as further discussed in Note 1 to the Consolidated Financial Statements. The provision is a non-cash offset to the collection of deferred revenue.

Interest income increased 21% in 1995, primarily from higher interest rates and higher investment balances. The higher investment balances reflect the decline in dividend payments, which began in June 1994. Interest income increased 18% in 1994, mainly due to higher interest rates.

Other nonoperating income decreased 29% in 1995 and increased 73% in 1994. In 1994, SCE received CPUC-authorized incentive awards of $5 million related to nuclear plant performance and $11 million for energy conservation programs, and an environmental insurance settlement. In addition, SCE realized a 1994 benefit resulting from the effect of a drop in Edison International's (formerly SCEcorp) stock price on it's stock option plan.

Interest Expense

Other interest expense increased 30% in 1995, mainly due to rising interest rates and higher balances in the regulatory balancing accounts. Other interest expense increased 21% in 1994, mainly due to higher interest rates and increased short-term borrowings.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

In June 1994, SCE lowered its quarterly common stock dividend to its parent, Edison International, by 30%, as the result of uncertainty of future earnings levels arising from the changing nature of California's electric utility regulation. The cash flow coverage of dividends increased to 3.5 times in 1995, from 3.1 times in 1994 and 3.2 times in 1993, primarily from the lower dividend rate.

In January 1995, Edison International authorized the repurchase of up to $150 million of its common stock. As excess cash becomes available, SCE intends to pay cash dividends to Edison International, while maintaining its CPUC authorized capital structure. Edison International repurchased
4.2 million shares ($70 million) through February 2, 1996, funded by dividends from Edison International subsidiaries.
<PAGE 3>

Management's Discussion and Analysis of Results of Operations and Financial Condition

Cash Flows from Operating Activities

Net cash provided by operating activities totaled approximately $2.0 billion in 1995, $1.8 billion in 1994 and $1.7 billion in 1993. Cash from operations exceeded capital requirements for all years presented.

Cash Flows from Financing Activities

Short-term debt was used to finance fuel inventories and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and trust indenture. As of December 31, 1995, SCE could issue approximately $7.9 billion of additional first and refunding mortgage bonds and $4.2 billion of preferred stock at current interest and dividend rates.

At December 31, 1995, SCE had available lines of credit of $1.4 billion, with $900 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured revolving lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1995, SCE had the capacity to pay $528 million in additional dividends and continue to maintain its authorized capital structure.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and funding of nuclear decommissioning trusts. As further discussed in Note 9 to the Consolidated Financial Statements, decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2070. This estimate is based on SCE's current-dollar decommissioning costs ($1.8 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts, which receive SCE contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board has issued an exposure draft related to accounting practices for removal costs, including decommissioning of nuclear power plants. SCE does not expect that the accounting changes proposed in the exposure draft would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

Projected Capital Requirements

SCE's projected capital requirements for the next five years are:
1996--$746 million; 1997--$754 million; 1998--$647 million; 1999--$689 million; and 2000--$673 million.

Long-term debt maturities and sinking fund requirements for the next five years are: 1996--$1 million; 1997--$501 million; 1998--$447 million;
1999--$155 million; and 2000--$325 million.

Regulatory Matters

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a $44 million decrease for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return (7.34% compared to the current 9.55%), over an eight-year period, beginning in the second quarter of 1996. Future operating costs and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, where SCE receives about 4 cents per kilowatt-hour. Profits or losses resulting from cost differences from the incentive price will flow through to
<PAGE 4>

                                         Southern California Edison Company

shareholders. Beginning in 2004, after SCE's investment is fully recovered, it would be required to share equally with ratepayers the benefits received from operation of the units.

The CPUC's 1996 cost-of-capital proceeding authorized an increase to SCE's equity ratio from 47.75% to 48% and authorized SCE an 11.6% return on common equity, compared with 12.1% for 1995 and 11% for 1994. This decision, excluding the effects of other rate actions, would reduce 1996 earnings by approximately $19 million.

A CPUC decision related to SCE's 1996 authorized revenue for fuel and purchased power is pending. At issue is the treatment of a $237 million overcollection in the energy cost adjustment clause (ECAC). In SCE's May 1995 ECAC filing, it requested that refund of the overcollection be deferred until 1997 for rate- stabilization purposes. The CPUC's Division of Ratepayer Advocates (DRA) filed testimony requesting the overcollection be refunded over 12 months. Subsequent to its original filing, the DRA filed comments supporting refund of the overcollection by a one-time credit applied to customer bills in 1996. In January 1996, an administrative law judge (ALJ) proposed decision recommended that the ECAC overcollection be refunded over 12 months in 1996; however, a CPUC commissioner submitted an alternate proposal requesting adoption of the one-time credit. On February 6, 1996, SCE filed comments supporting the alternate proposal. If the CPUC adopts the alternate proposal, SCE's 1996 CPUC-authorized revenue, including the effects of other rate actions, would be reduced by $338 million, or 4.4%, and SCE would be required to credit customer bills in the second quarter of 1996. If the CPUC adopts the ALJ proposed decision, SCE's 1996 CPUC-authorized revenue would decrease by $575 million, or 7.5%. The reduction in authorized revenue resulting from this matter will not impact 1996 earnings as these costs receive balancing account treatment; however, cash flows in 1996 will be affected. Edison believes it will have sufficient liquidity for the 1996 refund from cash provided by operating activities, projected investment balances and available lines of credit. A final CPUC decision is expected in February 1996.

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. On December 22, 1995, SCE and the DRA filed a $38 million settlement agreement, subject to CPUC approval. This agreement has been fully reflected in the financial statements.

In October 1994, the CPUC authorized SCE to accelerate recovery of its nuclear plant investments by $75 million per year. The rate impact of this accelerated cost recovery is offset by a corresponding deceleration in recovery of transmission and distribution facilities through revised depreciation estimates over their remaining useful lives. The 1995 general rate case decision authorized further accelerated recovery of San Onofre.

In 1994, the CPUC ordered the California utilities to proceed with an energy auction to solicit bids for new contracts with unregulated power producers. This decision would have forced SCE to purchase 686 MW of new power at fixed prices starting in 1997, costing SCE customers $14 billion more than other sources over the lives of the contracts. SCE negotiated agreements, at substantially lower costs than those mandated by auction, with eight unregulated power producers, representing 648 MW of the 686
MW mandated. These agreements, which are subject to CPUC approval, would save SCE customers about 85% of anticipated overpayments compared with the mandated contracts. After extensive review by the CPUC and the FERC, the CPUC issued a ruling supporting resolution of the energy auction through negotiated settlements and set criteria to be used to evaluate the settlements. SCE has evaluated the impact of these criteria on its existing settlement agreements and, upon conclusion of settlement negotiations with the remaining parties, will file an application requesting CPUC approval (expected in 1996).

Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators are restructuring California's electric utility regulation.

As further discussed in Note 2 to the Consolidated Financial Statements, on December 20, 1995, the CPUC issued its restructuring decision, which
it had been considering since April 1994.    The decision reforms
<PAGE 5>

Management's Discussion and Analysis of Results of Operations and Financial Condition

California's electric utility regulation by creating a market structure that, over a transition period, would open the electric generation market to competition and offer customer choice. The transition period would begin January 1, 1998, with all consumers participating by 2003. Key elements of the decision include:

    o Creation of an independent power exchange to manage electric supply and demand. California's investor-owned utilities would be required to purchase from and sell to the exchange, all of their power during the transition period, while other generators could voluntarily participate.

    o Creation of an independent system operator to control intrastate transmission access.

    o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer arranged "contracts for differences" to manage price fluctuations from the power exchange.

    o Recovery of costs to transition to a competitive market (utility investments and obligations incurred to serve customers under the existing regulatory framework) through a non-bypassable charge, applied to all customers, called the competition transition charge
        (CTC).

    o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues. SCE must file within 90 days its plan to address these issues.

    o Performance-based ratemaking (PBR) for those utility services not subject to competition. SCE had originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. On January 19, 1996, SCE requested the CPUC approve its PBR as filed. SCE expects to file its proposal for the power generation phase in July 1996.

SCE estimates its potential costs to transition to a competitive market
(CTC) at approximately $9.3 billion (net present value), based on incurred costs, and forecasts of future costs and assumed market prices. These costs are mainly for qualifying facility contracts, regulatory assets and other costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers, and costs pertaining to certain generating plants. Changes in the assumed market price could require material revisions to SCE's estimated CTC.

Since restructuring California's electric service industry will have widespread impact, federal participation and oversight will be required. The CPUC is seeking to build a California consensus involving the legislature, governor, public and municipal utilities, and customers, and to have this consensus in place when approval is sought from the FERC.
In addition the CPUC will prepare an environmental impact report. If the CPUC's restructuring decision is upheld and implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial condition during the transition period.

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At December 31, 1995, these amounts totaled $1.4 billion, excluding balancing account overcollections of $237 million, which are expected to be refunded to customers in the near term. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC
<PAGE 6>

                                        Southern California Edison Company

bases depreciable lives on periodic studies that reflect the assets' physical useful life. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC not being probable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial condition.

FERC Restructuring Proposal

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open transmission access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open access. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. SCE supports the basic principles in the FERC's proposal and filed comments in August 1995. A final FERC decision is expected in mid-1996.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 10 to the Consolidated Financial Statements, SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site. Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs.

SCE's recorded estimated minimum liability to remediate its 58 identified sites was $114 million at December 31, 1995, and 1994. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 71% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $90 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. SCE has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at SCE's remaining 34 sites are expected to be recovered through customer rates. SCE has recorded regulatory assets of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1995 were $3 million.
<PAGE 7>

Management's Discussion and Analysis of Results of Operations and Financial Condition

Based on currently available information, SCE believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not have a material adverse effect on its results of operations or
financial condition.   There can be no assurance,  however,  that future
developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study is underway to determine the specific impact of the effect of air contaminant emissions from the Mohave Coal Generating Station on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for Mohave is unknown.

SCE's projected capital expenditures to protect the environment are $1.2 billion for the 1996-2000 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects is receiving increased attention. The scientific community has not yet reached a consensus on the nature of any health effects of EMF. However, the CPUC has issued a decision which provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. SCE is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

New Accounting Standard

Effective January 1996, SCE adopted a new accounting standard that requires impairment losses to be recognized when the book value of an asset exceeds its future cash flows (undiscounted). The standard also imposes stricter criteria for the retention of regulatory-created assets, requiring that they continue to be probable of recovery, rather than concluding they are not probable of loss. Adoption of this standard did not materially affect SCE's results of operations or financial condition.



Quarterly Financial Data

                                              1995                                     1994
                             --------------------------------------  --------------------------------------
In millions                   Total  Fourth   Third  Second   First    Total  Fourth   Third  Second   First
-----------                  ------  ------  -----   ------  -----    ------  ------  -----   ------  -----
Operating revenue            $7,873  $1,903  $2,510  $1,738  $1,722   $7,799  $1,846  $2,530  $1,746  $1,677
Operating income              1,149     246     369     261     273    1,094     235     356     253     250
Net income                      680     130     251     150     149      639     129     237     132     141
Earnings available for
   common stock                 643     121     243     140     139      599     119     227     122     131
Common dividends declared       546     136     136     137     137      502     112     119     112     159

Consolidated Statements of Income          Southern California Edison Company

In thousands                      Year ended December 31,               1995          1994         1993
------------                      -----------------------          ------------   ------------  ------------
Operating revenue                                                   $ 7,872,718   $ 7,798,601    $ 7,396,599
Fuel                                                                    614,954        840,607       792,056
Purchased power                                                       2,581,878      2,562,890     2,498,349
Provisions for regulatory adjustment clauses--net                       229,744         54,772      (286,894)
Other operating expenses                                              1,226,534      1,315,249     1,263,046
Maintenance                                                             356,693        330,161       360,423
Depreciation and decommissioning                                        954,141        890,656       892,502
Income taxes                                                            559,694        507,626       505,899
Property and other taxes                                                200,236        202,711       206,775
                                                                    -----------     ----------    ----------
Total operating expenses                                              6,723,874      6,704,672     6,232,156
                                                                    -----------     ----------    ----------
Operating income                                                      1,148,844      1,093,929     1,164,443
                                                                    -----------     ----------    ----------
Provision for rate phase-in plan                                       (122,233)      (136,596)     (137,300)
Allowance for equity funds used during construction                      19,082         14,348        20,262
Interest income                                                          37,644         31,082        26,318
Other nonoperating income--net                                           45,651         64,597        37,385
                                                                    -----------     ----------    ----------
Total other income (deductions)--net                                    (19,856)       (26,569)      (53,335)
                                                                    -----------     ----------    ----------
Income before interest expense                                        1,128,988      1,067,360     1,111,108
                                                                    -----------     ----------    ----------
Interest on long-term debt                                              385,187        381,827       399,137
Other interest expense                                                   80,130         61,646        51,071
Allowance for borrowed funds used during construction                   (14,489)       (14,440)      (16,167)
Capitalized interest                                                     (1,531)          (254)         (978)
                                                                    -----------     ----------    ----------
Total interest expense--net                                             449,297        428,779       433,063
                                                                    -----------     ----------    ----------
Net income                                                              679,691        638,581       678,045
Dividends on preferred stock                                             36,764         40,080        40,722
                                                                    -----------     ----------    ----------
Earnings available for common stock                                 $   642,927     $  598,501    $  637,323
                                                                    ===========     ==========    ==========


Consolidated Statements of Retained Earnings

In thousands                      Year ended December 31,               1995          1994          1993
------------                      -----------------------           -----------   -----------   -----------
Balance at beginning of year                                        $ 2,683,568    $ 2,586,890   $ 2,428,945
Net income                                                              679,691        638,581       678,045
Dividends declared on common stock                                     (545,672)      (501,823)     (476,874)
Dividends declared on preferred stock                                   (36,764)       (40,080)      (40,722)
Reacquired capital stock expense                                           (765)            --        (2,504)
                                                                    -----------    -----------   -----------
Balance at end of year                                              $ 2,780,058    $ 2,683,568   $ 2,586,890
                                                                    ===========    ===========   ===========

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets

In thousands                                      December 31,                      1995           1994
------------                                      ------------                  -------------   -----------
ASSETS
------
Utility plant, at original cost                                                   $19,850,179    $19,121,964
Less--accumulated provision for depreciation
  and decommissioning                                                               8,569,265      7,710,227
                                                                                  -----------    -----------
                                                                                   11,280,914     11,411,737
Construction work in progress                                                         727,865        906,766
Nuclear fuel, at amortized cost                                                       139,411         98,044
                                                                                  -----------    -----------
Total utility plant                                                                12,148,190     12,416,547
                                                                                  -----------    -----------


Nonutility property--less accumulated provision
  for depreciation of $25,454 and $30,593
  at respective dates                                                                  70,191         77,338
Nuclear decommissioning trusts                                                      1,260,095        919,351
Other investments                                                                      65,963         39,584
                                                                                  -----------    -----------
Total other property and investments                                                1,396,249      1,036,273
                                                                                  -----------    -----------

Cash and equivalents                                                                  261,767        192,092
Receivables, including unbilled revenue, less allowances
  of $24,139 and $23,806 for uncollectible accounts
  at respective dates                                                                 911,963        902,090
Fuel inventory                                                                        114,357        116,929
Materials and supplies, at average cost                                               151,180        129,109
Accumulated deferred income taxes--net                                                476,725        271,308
Prepayments and other current assets                                                  114,289         98,778
                                                                                  -----------    -----------
Total current assets                                                                2,030,281      1,710,306
                                                                                  -----------    -----------
Unamortized debt issuance and reacquisition expense                                   350,563        356,557
Rate phase-in plan                                                                    129,714        240,730
Unamortized nuclear plant--net                                                         67,185        171,071
Income tax-related deferred charges                                                 1,723,605      1,816,414
Other deferred charges                                                                309,328        327,613
                                                                                  -----------    -----------
Total deferred charges                                                              2,580,395      2,912,385
                                                                                  -----------    -----------
Total assets                                                                      $18,155,115    $18,075,511
                                                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

Southern California Edison Company

In thousands, except share amounts                December 31,                      1995           1994
----------------------------------                ------------                  -------------   ------------
CAPITALIZATION AND LIABILITIES
Common shareholder's equity:
  Common stock (434,888,104 shares outstanding
    at each date)                                                                 $ 2,168,054    $ 2,168,054
  Additional paid-in capital                                                          177,333        177,351
  Retained earnings                                                                 2,780,058      2,683,568
                                                                                  -----------    -----------
                                                                                    5,125,445      5,028,973
Preferred stock:
  Not subject to mandatory redemption                                                 283,755        358,755
  Subject to mandatory redemption                                                     275,000        275,000
Long-term debt                                                                      5,215,117      4,987,978
                                                                                  -----------    -----------
Total capitalization                                                               10,899,317     10,650,706
                                                                                  -----------    -----------
Other long-term liabilities                                                           344,192        311,063
                                                                                  -----------    -----------
Current portion of long-term debt                                                       1,375        201,275
Short-term debt                                                                       359,508        675,514
Accounts payable                                                                      346,258        317,082
Accrued taxes                                                                         550,384        514,441
Accrued interest                                                                       86,494         87,733
Dividends payable                                                                     138,334        115,803
Regulatory balancing accounts--net                                                    337,867         55,710
Deferred unbilled revenue and other current liabilities                               809,826        779,257
                                                                                  -----------    -----------
Total current liabilities                                                           2,630,046      2,746,815
                                                                                  -----------    -----------
Accumulated deferred income taxes--net                                              3,310,322      3,386,775
Accumulated deferred investment tax credits                                           374,142        399,662
Customer advances and other deferred credits                                          597,096        580,490
                                                                                  -----------    -----------
Total deferred credits                                                              4,281,560      4,366,927
                                                                                  -----------    -----------
Commitments and contingencies
  (Notes 2, 8, 9 and 10)
Total capitalization and liabilities                                              $18,155,115    $18,075,511
                                                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows      Southern California Edison Company

In thousands                      Year ended December 31,               1995          1994          1993
-------------                     -----------------------          ------------   ------------  ------------
Cash flows from operating activities:
Net income                                                             $679,691     $  638,581    $  678,045
Adjustments for non-cash items:
  Depreciation and decommissioning                                      954,141        890,656       892,502
  Amortization                                                           68,064        126,131       100,740
  Rate phase-in plan                                                    111,016        123,479       123,412
  Deferred income taxes and investment tax credits                     (214,578)      (102,179)      106,216
  Other long-term liabilities                                            33,129         44,468       (75,079)
  Other--net                                                               (261)       (23,841)      (33,666)
Changes in working capital components:
  Receivables                                                            (9,873)       (64,311)       14,912
  Regulatory balancing accounts                                         282,157         (2,222)      (29,591)
  Fuel inventory, materials and supplies                                (19,499)       (21,087)       (6,592)
  Prepayments and other current assets                                  (15,511)        (1,260)       78,538
  Accrued interest and taxes                                             34,704        117,819      (176,598)
  Accounts payable and other current liabilities                         59,745        106,642        (1,554)
                                                                     ----------     ----------    ----------
Net cash provided by operating activities                             1,962,925      1,832,876     1,671,285
                                                                     ----------     ----------    ----------
Cash flows from financing activities:
Long-term debt issued                                                   393,829            964     2,155,919
Preferred stock issued                                                       --             --        74,598
Long-term debt repayments                                              (422,503)      (170,224)   (2,179,772)
Preferred stock redemptions                                             (75,000)            --       (86,392)
Nuclear fuel financing--net                                              31,134        (31,444)        7,663
Short-term debt financing--net                                         (316,006)        62,420         5,447
Dividends paid                                                         (559,886)      (588,917)     (516,121)
                                                                     ----------     ----------    ----------
Net cash used by financing activities                                  (948,432)      (727,201)     (538,658)


Cash flows from investing activities:
Additions to property and plant                                        (772,950)      (981,894)   (1,040,425)
Funding of nuclear decommissioning trusts                              (150,595)      (130,155)     (140,955)
Other--net                                                              (21,273)        (6,453)      (13,035)
                                                                     ----------     ----------    ----------
Net cash used by investing activities                                  (944,818)    (1,118,502)   (1,194,415)
                                                                     ----------     ----------    ----------
Net increase (decrease) in cash and equivalents                          69,675        (12,827)      (61,788)
Cash and equivalents, beginning of year                                 192,092        204,919       266,707
                                                                     ----------     ----------    ----------
Cash and equivalents, end of year                                    $  261,767     $  192,092    $  204,919
                                                                     ==========     ==========    ==========
Cash payments for interest and taxes:
Interest                                                             $  382,798     $  365,126    $  398,151
Taxes                                                                   692,780        443,801       454,201



The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
                                          Southern California Edison Company

Note 1.  Summary of Significant Accounting Policies

Southern California Edison Company's (SCE) outstanding common stock is owned entirely by its parent company, Edison International (formerly SCEcorp). SCE is a public utility which produces and supplies electric energy for its 4.2 million customers in Central and Southern California. The consolidated financial statements include SCE and its subsidiaries. Intercompany transactions have been eliminated.

SCE's accounting policies conform with generally accepted accounting principles (GAAP) including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 to Consolidated Financial Statements. Financial statements prepared in compliance with GAAP require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to the CPUC restructuring decision, decommissioning and contingencies, are further discussed in Notes 2, 9 and 10, respectively.

Certain prior-year amounts were reclassified to conform to the December 31, 1995, financial statement presentation.

Debt Issuance and Reacquisition Expense

Debt premium, discount and issuance expenses are amortized over the life of each issue. Under CPUC rate-making procedures, debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

Financial Instruments

SCE enters into interest rate swap and cap agreements to manage its interest rate exposure. Interest rate differentials and premiums for interest rate caps to be paid or received are recorded as adjustments to interest expense.

Fuel Inventory

Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

Investments

Cash equivalents include tax-exempt investments ($235 million at December 31, 1995, and $132 million at December 31, 1994), and time deposits and other investments ($23 million at December 31, 1995, and $53 million at December 31, 1994) with maturities of three months or less.

Unrealized gains (losses) on equity investments are recorded as regulatory liabilities (assets). Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

All investments are classified as available-for-sale.

Nuclear

A CPUC-authorized rate phase-in plan deferred the collection of $200 million in revenue for each unit at Palo Verde Nuclear Generating Station during the first four years of operation. The deferred revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plans end in February and September 1996, respectively, for Units 1 and 2, and in 1998 for Unit 3.

Notes to Consolidated Financial Statements

The cost of nuclear fuel, including disposal, is amortized to fuel expense on the basis of generation. Under CPUC rate-making procedures, nuclear-fuel financing costs are capitalized until the fuel is placed into production.

Decommissioning costs are accrued and recovered in rates over the term of each nuclear facility's operating license through charges to depreciation expense (see Note 9).

Under the Energy Policy Act of 1992, SCE is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through customer rates.

In August 1992, the CPUC approved a settlement agreement between SCE and the CPUC's Division of Ratepayer Advocates (DRA) to discontinue operation of San Onofre Nuclear Generating Station Unit 1 at the end of its then-current fuel cycle because operation of the unit was no longer cost-effective. As part of the agreement, SCE will recover its remaining investment, earning an 8.98% rate of return on rate base, by August 1996. In November 1992, SCE discontinued operation of Unit 1.

In October 1994, the CPUC authorized accelerated recovery of SCE's nuclear plant investments by $75 million per year, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives. Recovery of the San Onofre nuclear plant investment has been further accelerated by the 1995 general rate case decision (see Note 2).

Regulatory Balancing Accounts

The differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs are accumulated in balancing accounts until they are refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). Income tax effects on balancing account changes are deferred.

CPUC-established target generation levels act as performance incentives for SCE's nuclear generating stations. Fuel savings or costs above or below these targets are shared equally by SCE and its customers through balancing account adjustments. With the implementation of San Onofre's incentive pricing plan (see Note 2) in the second quarter of 1996, these performance incentives were discontinued upon completion of the refueling outages in 1995.

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not result, these costs are charged to expense. RD&D expenses are recorded in a balancing account, and at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $28 million in 1995, $63 million in 1994 and $49 million in 1993.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original costs of depreciable utility plant was 3.6% for 1995, 1994 and 1993.

                                           Southern California Edison Company

Note 2.  Regulatory Matters

1995 General Rate Case

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a decrease of $44 million for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return (7.34% compared to the current 9.55%), over an eight-year period, beginning in the second quarter of 1996.

Future operating costs and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, where SCE receives about 4 cents per kilowatt-hour. Profits or losses resulting from cost differences from the incentive price will flow through to shareholders. Beginning in 2004, after SCE's investment is fully recovered, it would be required to share equally with ratepayers the benefits received from operation of the units.

Performance-Based Ratemaking (PBR)

SCE originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision, as further discussed below, requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. On January 19, 1996, SCE requested the CPUC approve its PBR as filed. SCE expects to file its proposal for the power generation phase in July 1996.

CPUC Restructuring Decision

On December 20, 1995, the CPUC issued its decision on restructuring California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer choice. The transition to a competitive electric market would begin January 1, 1998, with all consumers participating by 2003. Key elements of the decision are: creation of an independent power exchange; creation of an independent system operator; implementation of greater customer choice; transition cost recovery by the utilities; and CPUC-established incentives to encourage utilities to voluntarily divest at least 50% of their gas-fueled units to address market power issues. Within 90 days of the decision's effective date, SCE must file its plans to address divestiture issues. Also, under the decision the CPUC would regulate the rates, terms and conditions of utility services not subject to competition using PBR instead of cost-of-service regulation.

The independent power exchange, which would manage supply and demand through an economic auction, will be under FERC jurisdiction. Purchasing from and selling to the power exchange during the transition period will be mandatory for California's investor-owned utilities, while others can voluntarily participate. The independent system operator would have operational control of the utilities' transmission facilities and, therefore, would control the scheduling and dispatch of all electricity on the state's power grid.

The new market structure would provide three avenues of customer choice. The first involves a continuation of utility-tariffed rates with customers choosing a monthly average rate or hourly time-of-use rates, which allows customers with specialized meters to access pricing information and alter their consumption accordingly. The second avenue involves customers continuing with utility-tariffed rates and entering into "contracts for differences" which manage risks associated with the market clearing prices published by the power exchange. The last avenue involves customers negotiating directly with generation providers and then arranging for transmission of the power with the transmission system operator (direct access).

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable competition transition charge (CTC). This charge would apply to all customers who currently use utility services or begin utility service after this decision is effective. SCE estimates its potential transition costs

Notes to Consolidated Financial Statements

(CTC), through 2025 to be approximately $9.3 billion (net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of $4.9 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $4.4 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred
by the CPUC) to provide service to customers.   Such commitments include
the recovery of income-tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including San Onofre Unit 1 as discussed in Note 1 and San Onofre Units 2 and 3 as discussed above), nuclear decommissioning and certain other costs.

Because the restructuring of California's electric industry has widespread impact and the market structure requires the participation and oversight of the FERC, the CPUC will seek to build a California consensus involving the legislature, governor, public and municipal utilities, and customers. Once the consensus is in place, FERC approval will be sought, and together both agencies would move forward to implement the new market structure.
In addition, the CPUC will prepare an environmental impact report. As a result, the CPUC will not proceed with implementation of its decision until March 1996. If the CPUC's restructuring decision is upheld and implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial condition during the transition period.

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write-off its recorded generation-related regulatory assets. At December 31, 1995, these amounts totaled $1.4 billion (excluding balancing account overcollections of $237 million expected to be refunded to customers in the near term), primarily for the recovery of income-tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the assets' physical useful life. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC not being probable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial condition.

FERC Restructuring Proposal

In March 1995, the FERC proposed rules which would require utilities to provide wholesale open transmission access to the nation's interstate transmission grid, while allowing them to recover stranded costs associated with open access. The proposal defines stranded costs as legitimate, prudent and verifiable costs incurred to provide service to customers that would subsequently become unbundled wholesale transmission service customers of the utility. SCE supports the basic principles in the FERC's proposal and filed comments in August 1995. A final FERC decision is expected in mid-1996.

Mohave Generating Station

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. On December 22, 1995, SCE and the DRA filed a $38 million settlement agreement subject to CPUC approval. This agreement has been fully reflected in the financial statements.

                                          Southern California Edison Company

Note 3. Financial Instruments

Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

Almost all SCE properties are subject to a trust indenture lien.

SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE uses these proceeds to finance construction of pollution-
control facilities.   Bondholders have limited discretion in redeeming
certain pollution-control bonds, and SCE has arranged with securities dealers to remarket or purchase them if necessary.

Long-term debt maturities  and sinking-fund requirements  for the next
five years are:  1996   $1 million; 1997   $501 million; 1998   $447 million;
1999   $155 million; and 2000   $325 million.

Long-term debt consisted of:

In millions                                                December 31,                1995            1994
-----------                                                -------------              ------          ------
First and refunding mortgage bonds:
1997--1999 (5.45% to 7.5%)                                                             $  800         $1,000
2000--2004 (5.625% to 6.75%)                                                              675            675
2017--2026 (6.9% to 9.25%)                                                              1,637          1,850
Pollution-control bonds:
1999--2027 (5.4% to 7.2% and variable)                                                  1,205          1,206
Funds held by trustees                                                                     (2)            (2)
Debentures and notes:
1998--2003 (5.6% to 8.25%)                                                                795            495
Subordinated debentures:
2044 (8.375%)                                                                             100             --
Commercial paper for nuclear fuel                                                          70             39
Long-term debt due within one year                                                         (1)          (201)
Unamortized debt discount--net                                                            (64)           (74)
                                                                                       ------         ------
Total                                                                                  $5,215         $4,988
                                                                                       ======         ======

On January 16, 1996, SCE issued $200 million of 5.875% notes, due 2001 and $200 million of 6.375% notes, due 2006.

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At December 31, 1995, available lines totaled $1.4 billion, with $900 million for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, and general cash requirements. Commercial paper outstanding at December 31, 1995, and 1994, was $433 million and $717 million, respectively. A portion of commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year lines of credit with commercial banks. Weighted-average interest rates were 5.8% and 5.9%, at December 31, 1995, and 1994, respectively.

Other Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

Notes to Consolidated Financial Statements

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating rate long-term debt. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rates changes. At December 31, 1995, SCE had pledged $13 million as collateral due to a downgrade of its bond rating and a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

SCE had the following derivative financial instruments at December 31, 1995:

Category                                                Contract Amount/Terms             Purpose
--------                                                ---------------------             -------
Interest rate swaps                                          $196 million           fix interest rate exposure
                                                             due 2008               at 5.585%

Interest rate cap                                            $30 million            fix interest rate exposure
                                                             expires 1997           at 6% over variable term
                                                             debt due 2027          of the debt

Fair values of financial instruments were:

                                           December 31,                   1995                     1994
                                          -------------                   ----                     ----
                                                                    Cost      Fair            Cost      Fair
Instrument           In millions                                    Basis     Value           Basis     Value
----------           -----------                                  --------    -----         --------    -----
Financial assets:
Decommissioning trusts                                            $1,069     $1,260         $  920     $ 919
Equity investments                                                     9         41              9        26

Financial liabilities:
DOE decommissioning and decontamination fees                          58         49             62        45
Interest rate swap and cap                                            --         18             --         1
Long-term debt                                                     5,215      5,487          4,988     4,763
Preferred stock subject to mandatory redemption                      275        288            275       257

Financial assets are carried at their fair value based on quoted market prices. Financial liabilities are recorded at cost. Financial liabilities' fair values were based on: termination costs for the interest rate swap; brokers' quotes for long-term debt, preferred stock and the cap; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Amounts reported for cash equivalents and short-term debt approximate fair value, due to their short maturities.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1995, SCE had the capacity to pay $528 million in additional dividends and continue to maintain its authorized capital structure.

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

                                      Southern California Edison Company

Cumulative preferred stock consisted of:

Dollars in millions, except per-share amounts                     December 31,         1995          1994
---------------------------------------------                     ------------         ----          ----
                                                  December 31, 1995
                                             --------------------------
                                                Shares       Redemption
                                              Outstanding       Price
                                             ------------    ----------
Not subject to mandatory redemption:
$25 par value:
4.08% Series                                  1,000,000      $ 25.50                   $ 25         $ 25
4.24                                          1,200,000        25.80                     30           30
4.32                                          1,653,429        28.75                     41           41
4.78                                          1,296,769        25.80                     33           33
5.80                                          2,200,000        25.25                     55           55
7.36                                          4,000,000        25.00                    100          100

$100 par value:
7.58% Series                                         --           --                     --           75
                                                                                       ----         ----
Total                                                                                  $284         $359
                                                                                       ----         ----
Subject to mandatory redemption:
$100 par value preferred stock:
6.05% Series                                    750,000      $100.00                   $ 75         $ 75
6.45                                          1,000,000       100.00                    100          100
7.23                                          1,000,000       100.00                    100          100
                                                                                       ----         ----
Total                                                                                  $275         $275
                                                                                       ====         ====

Changes in preferred securities were:

Shares in thousands                               Year ended December 31,    1995          1994        1993
-------------------                               -----------------------    ------       ------      ------
Series:
6.05%                                                                           --           --         750
7.325                                                                           --           --        (427)
7.80                                                                            --           --        (411)
7.58                                                                          (750)          --          --
                                                                             -----        -----       -----
Net issuances (redemptions)                                                   (750)          --         (88)
                                                                             =====        =====       =====

Note 5.  Income Taxes

SCE and its subsidiaries will be included in Edison International's consolidated federal income tax and combined state franchise tax returns. Under income tax allocation agreements, each subsidiary calculates its own tax liability.

SCE adopted an income tax accounting standard in 1993 that requires the balance sheet method to account for income taxes. The cumulative effect of adoption increased 1993 earnings by $8 million and total assets and liabilities by about $2 billion.

Current and Deferred Taxes

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.

Notes to Consolidated Financial Statements

The components of the net accumulated deferred income tax liability were:

In millions                                                December 31,               1995          1994
-----------                                                ------------               ----          ----
Deferred tax assets:
Property-related                                                                  $    276        $    260
Investment tax credits                                                                 222             237
Regulatory balancing accounts                                                          166              85
Other                                                                                  674             521
                                                                                  --------        --------
Total                                                                             $  1,338        $  1,103
                                                                                  --------        --------
Deferred tax liabilities:
Property-related                                                                  $  3,670        $  3,706
Other                                                                                  501             513
                                                                                  --------        --------
Total                                                                             $  4,171        $  4,219
                                                                                  --------        --------

Accumulated deferred income taxes--net                                            $  2,833        $  3,116
                                                                                  ========        ========
Classification of accumulated deferred income taxes:
Included in deferred credits                                                      $  3,310        $  3,387
Included in current assets                                                             477             271

The current and deferred components of income tax expense were:

In millions                              Year ended December 31,               1995        1994        1993
-----------                              -----------------------               ----        ----        ----
Current:
Federal                                                                        $560        $431       $ 219
State                                                                           165         123          83
                                                                               ----        ----        ----

                                                                                725         554         302
                                                                               ----        ----        ----
Deferred--federal and state:
Accrued charges                                                                   1         (25)        (38)
Depreciation                                                                     21          46          62
Investment and energy tax credits--net                                          (25)        (22)        (26)
Prior year state tax                                                            (12)        (14)         13
Rate phase-in plan                                                              (46)        (51)        (51)
Regulatory balancing accounts                                                  (118)         (7)        118
Resale revenue                                                                   --           8          26
Retirement of debt                                                              (10)         (9)         33
Unbilled revenue                                                                 (7)         (3)          1
Other                                                                           (19)        (25)        (32)
                                                                               ----        ----       ----
                                                                               (215)       (102)        106
                                                                               ----        ----        ----
Total income tax expense                                                       $510        $452       $ 408
                                                                               ====        ====        ====
Classification of income taxes:
Included in operating income                                                   $560        $508       $ 506
Included in other income                                                        (50)        (56)        (98)

The composite federal and state statutory income tax rate was 41.045% for all years presented.

                               Southern California Edison Company

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                         Year ended December 31,               1995        1994       1993
                                         -----------------------               ----        ----       ----
Federal statutory rate                                                         35.0%       35.0%      35.0%
Capitalized software                                                           (0.8)       (2.1)      (1.8)
Investment and energy tax credits                                              (2.2)       (2.0)      (2.4)
State tax--net of federal deduction                                             6.5         5.7        5.5
Depreciation and other                                                          4.3         4.9        1.3
                                                                               ----        ----       ----
Effective tax rate                                                             42.8%       41.5%      37.6%
                                                                               ====        ====       ====

Note 6.  Employee Benefit Plans

Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. SCE funds the plan on a level-premium actuarial method. These funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments.

The plan's funded status was:

In millions                                       December 31,                           1995          1994
-----------                                       ------------                          ------        ------
Actuarial present value of benefit obligations:
Vested benefits                                                                          $1,696       $1,260
Nonvested benefits                                                                          210          147
                                                                                         ------       ------
Accumulated benefit obligation                                                            1,906        1,407
Value of projected future compensation levels                                               479          450
                                                                                         ------       ------

Projected benefit obligation                                                             $2,385       $1,857
                                                                                         ------       ------
Fair value of plan assets                                                                $2,620       $2,194
                                                                                         ------       ------
Plan assets greater than projected benefit obligation                                    $ (235)      $ (337)
Unrecognized net gain                                                                       326          451
Unrecognized prior service cost                                                              (6)          (5)
Unrecognized net obligation (17-year amortization)                                          (49)         (54)
                                                                                         ------       ------
Pension liability                                                                        $   36       $   55
                                                                                         ======       ======
Discount rate                                                                              7.25%         8.5%
Rate of increase in future compensation                                                    5.0%          5.0%
Expected long-term rate of return on assets                                                8.0%          8.0%

SCE recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

In millions                              Year ended December 31,                1995        1994       1993
-----------                              -----------------------                --------  ------    -------
Net pension expense:
Service cost for benefits earned                                                $  57      $  67      $  69
Interest cost on projected benefit obligation                                     156        148        138
Actual return on plan assets                                                     (454)       (28)      (289)
Net amortization and deferral                                                     268       (140)       141
                                                                                -----      -----      -----
Pension expense under accounting standards                                         27         47         59
Special termination benefits                                                        3         15         --
Regulatory adjustment--deferred                                                    22          1        (11)
                                                                                -----      -----      -----
Net pension expense recognized                                                  $  52      $  63      $  48
                                                                                =====      =====      =====

<PAGE 21>

Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55, with at least 10 years of service, are eligible for postretirement health care, dental, life insurance and other benefits. Health care benefits are subject to deductibles, copayment provisions and other limitations.

In 1993, SCE adopted a new accounting standard for these benefits, which requires their expected cost to be expensed during employees' years of service. SCE is amortizing its obligation related to prior service over 20 years. SCE funds these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices. SCE began funding its liability for these benefits in 1991. Amounts funded prior to 1993 were amortized and recovered in rates over 12 months. Any difference between recognized expense and amounts authorized for rate recovery is not expected to be material and will be charged to earnings.

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

The components of postretirement benefits other than pensions expense were:

In millions                               Year ended December 31,            1995         1994       1993
-----------                               -----------------------            ----         ----       ----
Service cost for benefits earned                                            $  35        $  29     $  26
Interest cost on projected benefit obligation                                  78           72        66
Actual return on plan assets                                                  (28)         (20)      (12)
Amortization of transition obligation                                          27           36        36
                                                                            -----        -----     -----
Net expense                                                                   112          117       116
Amortization of prior funding                                                  --            2        48
                                                                            -----        -----     -----
Total expense                                                               $ 112        $ 119     $ 164
                                                                           ======       ======    ======

The funded status of these benefits is reconciled to the recorded liability below:

In millions                       December 31,                                           1995       1994
-----------                       ------------                                          ----        ----
Actuarial present value of benefit obligation:
Retirees                                                                              $  402        $  530
Employees eligible to retire                                                             103            47
Other employees                                                                          556           293
                                                                                      ------        ------
Accumulated benefit obligation                                                        $1,061        $  870
                                                                                      ------        ------
Fair value of plan assets                                                             $  400        $  303
                                                                                      ------        ------
Plan assets less than accumulated benefit obligation                                  $  661        $  567
Unrecognized transition obligation                                                      (457)         (622)
Unrecognized net loss (gain)                                                            (203)           50
                                                                                      ------        ------
Recorded liability (asset)                                                            $    1        $   (5)
                                                                                      ------        ------
Discount rate                                                                            7.5%         8.75%
Expected long-term rate of return on assets                                              8.5%          8.5%


The assumed rate of future increases in the per-capita cost of health care benefits is 10% for 1996, gradually decreasing to 5% for 2003 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1995, by $166 million and annual aggregate service and interest costs by $20 million.

Employee Savings Plan

SCE has a 401(k) stock plan designed to supplement employees' retirement income. The plan received employer contributions of $20 million in 1995 and $21 million in both 1994 and 1993.
<PAGE 22>

                                          Southern California Edison Company

Note 7.  Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of December 31, 1995, was:

                                                      Plant in      Accumulated        Under       Ownership
In millions                                            Service     Depreciation    Construction    Interest
-----------                                           --------     ------------    ------------    ---------
Transmission systems:
  Eldorado                                             $    28       $     8         $   --            60%
  Pacific Intertie                                         221            69             13            50
Generating stations:
  Four Corners Units 4 and 5 (coal)                        456           230              5            48
  Mohave (coal)                                            289           142             16            56
  Palo Verde (nuclear)                                   1,576           358             17            16
  San Onofre (nuclear)                                   4,203         1,578             22            75
                                                       -------       -------         ------
Total                                                  $ 6,773       $ 2,385         $   73
                                                       =======       =======         ======

Note 8.  Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at December 31, 1995, were:

Year ended December 31,                                    In millions
-----------------------                                    -----------
1996                                                           $21
1997                                                            18
1998                                                            15
1999                                                            10
2000                                                             8
Thereafter                                                       8
                                                               ---
Total                                                          $80
                                                               ===

Note 9.  Commitments

Nuclear Decommissioning

SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is estimated to cost $1.8 billion in current-year dollars based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial and other costs. The site specific studies are updated approximately every three years. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. Currently, San Onofre Unit 1, which shut down in 1992, is expected to be stored until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $151 million in 1995, $122 million in 1994 and $141 million in 1993. The accumulated provision for decommissioning was $823 million at December 31, 1995,

Notes to Consolidated Financial Statements

and $692 million at December 31, 1994. The estimated costs to decommission San Onofre Unit 1 ($247 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments (in millions) include:

                                                                        Gross Unrealized Holding
                                                                 --------------------------------------
                                                                      Gains                 Losses
                                                                ----------------       ----------------
December 31,                             1995         1994       1995       1994       1995        1994
Municipal bonds                         $  348       $ 447       $ 48       $ --        $ --      $ (10)
Stocks                                     390         258        127          9          --         --
U.S. government issues                     145          98         10         --          --         --
Short-term and other                       186         117          6         --          --         --
                                        ------       -----       ----        ---        ----      -----
Total                                   $1,069       $ 920       $191        $ 9        $ --      $ (10)
                                        ======       =====       ====        ===        ====      =====

Maturities by class of security are: municipal bonds--1998-2002; U.S. government issues--1997-2025; and other--1997-2045.

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $51 million in 1995, $26 million in 1994 and $45 million in 1993. Proceeds from sales of securities (which are reinvested) were $1.0 billion in 1995, $1.1 billion in 1994 and $372 million in 1993. Approximately 88% of the trust fund contributions were tax-deductible.

The Financial Accounting Standards Board has issued an exposure draft related to accounting practices for removal costs, including decommissioning of nuclear power plants. The exposure draft would require SCE to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's operating license (current industry practice). SCE does not believe that the changes proposed in the exposure draft would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

Other Commitments

SCE has fuel supply contracts which require payment only if the fuel is made available for purchase.

SCE has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers) and other utilities. The qualifying facility contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to SCE. There are no requirements to make debt-service payments.

SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current or estimated future operating capacity. SCE's minimum commitment under both contracts is approximately $225 million through 2017.

Certain commitments for the years 1996 through 2000 are estimated below:

In millions                                                      1996     1997     1998     1999      2000
-----------                                                      -----    -----    -----    -----     -----
Projected construction expenditures                             $  746   $  754   $  647   $  689     $ 673
Fuel supply contracts                                              214      212      207      215       220
Purchased-power capacity payments                                  722      727      731      735       736
Unconditional purchase obligations                                  12       12       12       12        12

                                        Southern California Edison Company

Note 10.  Contingencies

In addition to the matters disclosed in these notes, SCE is involved in legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. SCE believes the outcome of these proceedings will not materially affect its results of operations or liquidity.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).
While SCE has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

SCE's recorded estimated minimum liability to remediate its 58 identified sites was $114 million, at December 31, 1995 and 1994. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. SCE has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at the remaining 34 sites are expected to be recovered through customer rates. SCE has filed a request with the CPUC to add 11 of these sites ($6 million in estimated minimum liability) to the incentive mechanism. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information including, the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1995 were $3 million.

Based on currently available information, SCE believes it is not likely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial condition. There can be no assurance, however, that future developments,

Notes to Consolidated Financial Statements

including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee in the event that a nuclear incident at any licensed reactor in the U.S. results in claims/costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. In the event that the public liability limit above is insufficient Federal Regulations will impose further revenue raising measures to pay claims, including a possible additional assessment upon all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an
accident-related nuclear unit outage.   These policies are issued
primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $44 million per year. Insurance premiums are charged to operating expense.

Responsibility for Financial Reporting

The management of Southern California Edison Company (SCE) is responsible for the integrity and objectivity of the accompanying financial statements. The statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and are based, in part, on management estimates and judgment.

SCE maintains systems of internal control to provide reasonable, but not absolute, assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of the financial statements. There are limits inherent in all systems of internal control, the design of which involves management's judgment and the recognition that the costs of such systems should not exceed the benefits to be derived. SCE believes its systems of internal control achieve this appropriate balance. These systems are augmented by internal audit programs through which the adequacy and effectiveness of internal controls, policies and procedures are monitored, evaluated and reported to management. Actions are taken to correct deficiencies as they are identified.

SCE's independent public accountants, Arthur Andersen LLP, are engaged to audit the financial statements in accordance with generally accepted auditing standards and to express an informed opinion on the fairness, in all material respects, of SCE's reported results of operations, cash flows and financial position.

As a further measure to assure the ongoing objectivity of financial information, the audit committee of the board of directors, which is composed of outside directors, meets periodically, both jointly and separately, with management, the independent public accountants and internal auditors, who have unrestricted access to the committee. The committee recommends annually to the board of directors the appointment of a firm of independent public accountants to conduct audits of its financial statements; considers the independence of such firm and the overall adequacy of the audit scope and SCE's systems of internal control; reviews financial reporting issues; and is advised of management's actions regarding financial reporting and internal control matters.

SCE maintains high standards in selecting, training and developing personnel to assure that its operations are conducted in conformity with applicable laws and is committed to maintaining the highest standards of personal and corporate conduct. Management maintains programs to encourage and assess compliance with these standards.





            Richard K. Bushey                      John E. Bryson
            Richard K. Bushey                      John E. Bryson
            Vice President                         Chairman of the Board
            and Controller                         and Chief Executive Officer


February 2, 1996

Report of Independent Public Accountants    Southern California Edison Company

To the Shareholders and the Board of Directors, Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of December 31, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 5 and 6 to the financial statements, and as required by generally accepted accounting principles, SCE changed its methods of accounting for income taxes and postretirement benefits other than pensions in 1993.



                                        ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP


Los Angeles, California
February 2, 1996
<PAGE 28>