Form 10-Q
period 1996-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 1996-05-10
CIK 92103

PAGE

                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549



                                             FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 1996
                                ---------------------------------------
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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                             Outstanding at May 3, 1996
- --------------------------                   --------------------------
Common Stock, no par value                           434,888,104
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                     Page
                                                                      No.
                                                                     ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

       Report of Independent Public Accountants                        2

       Consolidated Statements of Income--Three and
            Twelve Months Ended March 31, 1996, and 1995               3

       Consolidated Balance Sheets--March 31, 1996,
            December 31, 1995, and March 31, 1995                      4

       Consolidated Statements of Cash Flows--
            Three and Twelve Months Ended
            March 31, 1996, and 1995                                   6

       Consolidated Statements of Retained Earnings--
            Three and Twelve Months Ended
            March 31, 1996, and 1995                                   7

       Notes to Consolidated Financial Statements                      8

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                26

Part II.  Other Information:

   Item 1.  Legal Proceedings                                         35

   Item 4.  Submission of Matters to a Vote of
                 Security Holders                                     39

   Item 6.  Exhibits and Reports on Form 8-K                          39

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of March 31, 1996, December 31, 1995, and March 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three- and twelve-month periods ended March 31, 1996, and 1995. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of March 31, 1996, December 31, 1995, and March 31, 1995, and the results of their operations and their cash flows for each of the three- and twelve-month periods ended March 31, 1996, and 1995, in conformity with generally accepted accounting principles.




                                         ARTHUR ANDERSEN LLP
                                         ARTHUR ANDERSEN LLP
Los Angeles, California
May 3, 1996

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                                   3 Months Ended                    12 Months Ended
                                                      March 31,                         March 31,
                                            ----------------------------      ----------------------------
                                                1996             1995             1996             1995
                                             ----------       ----------       ----------      ----------

Operating revenue                            $1,760,133       $1,721,782       $7,911,065      $7,843,702
                                             ----------       ----------       ----------      ----------
Fuel                                            111,692          146,973          579,674         801,351
Purchased power                                 527,433          487,092        2,622,219       2,560,467
Provisions for regulatory
  adjustment clauses--net                        97,823           28,761          298,806          92,440
Other operating expenses                        272,624          283,310        1,215,845       1,305,443
Maintenance                                      83,659           97,490          342,863         343,890
Depreciation and decommissioning                242,338          229,952          966,526         894,222
Income taxes                                    108,443          122,669          545,470         527,044
Property and other taxes                         53,508           52,807          200,936         202,552
                                             ----------       ----------       ----------      ----------
Total operating expenses                      1,497,520        1,449,054        6,772,339       6,727,409
                                             ----------       ----------       ----------      ----------
Operating income                                262,613          272,728        1,138,726       1,116,293
                                             ----------       ----------       ----------      ----------
Provision for rate phase-in plan                (29,078)         (29,775)        (121,536)       (133,725)
Allowance for equity funds
  used during construction                        4,402            5,524           17,959          15,948
Interest income                                  10,205            8,207           39,642          33,046
Other nonoperating income--net                   12,925            3,886           54,693          50,454
                                             ----------       ----------       ----------      ----------
Total other income (deductions)--net             (1,546)         (12,158)          (9,242)        (34,277)
                                             ----------       ----------       ----------      ----------
Income before interest expense                  261,067          260,570        1,129,484       1,082,016
                                             ----------       ----------       ----------      ----------
Interest on long-term debt                       97,707           95,462          387,433         382,167
Other interest expense                           19,097           21,128           78,099          68,819
Allowance for borrowed funds
  used during construction                       (2,767)          (4,195)         (13,062)        (14,545)
Capitalized interest                                (73)            (514)          (1,090)           (721)
                                             ----------       ----------       ----------      ----------
Total interest expense--net                     113,964          111,881          451,380         435,720
                                             ----------       ----------       ----------      ----------
Net income                                      147,103          148,689          678,104         646,296
Dividends on preferred stock                      8,599           10,020           35,342          40,080
                                             ----------       ----------       ----------      ----------
Earnings available for common stock          $  138,504       $  138,669       $  642,762      $  606,216
                                             ==========       ==========       ==========      ==========

















The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                   March 31,   December 31,     March 31,
                                                                     1996          1995           1995
                                                                -------------- ------------  --------------

ASSETS

Utility plant, at original cost                                  $20,016,984    $19,850,179   $19,238,151
Less--accumulated provision for depreciation
  and decommissioning                                              8,732,739      8,569,265     7,932,747
                                                                 -----------    -----------   -----------
                                                                  11,284,245     11,280,914    11,305,404
Construction work in progress                                        684,774        727,865       924,521
Nuclear fuel, at amortized cost                                      125,983        139,411       120,600
                                                                 -----------    -----------   -----------
Total utility plant                                               12,095,002     12,148,190    12,350,525
                                                                 -----------    -----------   -----------

Nonutility property--less accumulated provision
  for depreciation of $25,839, $25,454 and $30,678
  at respective dates                                                 80,765         70,191        79,577
Nuclear decommissioning trusts                                     1,294,661      1,260,095     1,004,218
Other investments                                                     77,068         65,963        49,498
                                                                 -----------    -----------   -----------
Total other property and investments                               1,452,494      1,396,249     1,133,293
                                                                 -----------    -----------   -----------

Cash and equivalents                                                 527,166        261,767       173,455
Receivables, including unbilled revenue, less
   allowances of $22,256, $24,139 and $23,454 for
   uncollectible accounts at respective dates                        864,342        911,963       802,148
Fuel inventory                                                       111,207        114,357       113,634
Materials and supplies, at average cost                              150,382        151,180       169,818
Accumulated deferred income taxes--net                               386,868        476,725       226,742
Prepayments and other current assets                                  70,440        114,289        57,406
                                                                 -----------    -----------   -----------
Total current assets                                               2,110,405      2,030,281     1,543,203
                                                                 -----------    -----------   -----------

Unamortized debt issuance and reacquisition
   expense                                                           370,581        350,563       350,682
Rate phase-in plan                                                   101,369        129,714       214,475
Unamortized nuclear plant--net                                        41,936         67,185       145,556
Income tax-related deferred charges                                1,791,017      1,723,605     1,823,242
Other deferred charges                                               323,307        309,328       353,109
                                                                 -----------    -----------   -----------
Total deferred charges                                             2,628,210      2,580,395     2,887,064
                                                                 -----------    -----------   -----------
Total assets                                                     $18,286,111    $18,155,115   $17,914,085
                                                                 ===========    ===========   ===========











The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                   March 31,   December 31,     March 31,
                                                                     1996          1995           1995
                                                                  -----------  ------------    -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
  Common stock (434,888,104 shares outstanding
    at each date)                                                $ 2,168,054    $ 2,168,054   $ 2,168,054
  Additional paid-in capital                                         177,397        177,333       177,351
  Retained earnings                                                2,737,651      2,780,058     2,685,417
                                                                 -----------    -----------   -----------
                                                                   5,083,102      5,125,445     5,030,822
Preferred stock:
   Not subject to mandatory redemption                               283,755        283,755       358,755
   Subject to mandatory redemption                                   275,000        275,000       275,000
Long-term debt                                                     5,026,343      5,215,117     5,110,896
                                                                 -----------    -----------   -----------
Total capitalization                                              10,668,200     10,899,317    10,775,473
                                                                 -----------    -----------   -----------

Other long-term liabilities                                          373,802        344,192       334,855
                                                                 -----------    -----------   -----------

Current portion of long-term debt                                    201,375          1,375         1,275
Short-term debt                                                      306,535        359,508       461,543
Accounts payable                                                     316,866        346,258       289,386
Accrued taxes                                                        653,539        550,384       605,196
Accrued interest                                                     107,959         86,494       115,619
Dividends payable                                                    183,343        138,334       140,673
Regulatory balancing accounts--net                                   439,354        337,867        98,683
Deferred unbilled revenue and other current liabilities              788,617        809,826       767,111
                                                                 -----------    -----------   -----------
Total current liabilities                                          2,997,588      2,630,046     2,479,486
                                                                 -----------    -----------   -----------

Accumulated deferred income taxes--net                             3,265,293      3,310,322     3,347,793
Accumulated deferred investment tax credits                          364,516        374,142       395,003
Customer advances and other deferred credits                         616,712        597,096       581,475
                                                                 -----------    -----------   -----------
Total deferred credits                                             4,246,521      4,281,560     4,324,271
                                                                 -----------    -----------   -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)



Total capitalization and liabilities                             $18,286,111    $18,155,115   $17,914,085
                                                                 ===========    ===========   ===========











The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                     3 Months Ended                  12 Months Ended
                                                        March 31,                       March 31,
                                                --------------------------     --------------------------
                                                   1996            1995            1996            1995
                                                ----------       ---------      ----------     ----------
Cash flows from operating activities:
Net income                                       $ 147,103       $ 148,689      $  678,104     $  646,296
Adjustments for non-cash items:
  Depreciation and
    decommissioning                                242,338         229,952         966,526        894,222
  Amortization                                      27,888          12,061          83,891        110,508
  Rate phase-in plan                                28,345          26,255         113,106        120,005
  Deferred income taxes and
    investment tax credits                         (35,009)         (5,578)       (244,009)       (95,834)
  Other long-term liabilities                       29,610          23,792          38,947         32,443
  Other--net                                        (2,807)        (40,599)         37,533        (50,618)
Changes in working capital components:
  Receivables                                       47,621          99,942         (62,194)       (21,574)
  Regulatory balancing accounts                    101,487          42,973         340,671         59,859
  Fuel inventory, materials
    and supplies                                     3,948         (37,414)         21,863        (55,195)
  Prepayments and other
    current assets                                  43,849          41,372         (13,034)        (2,529)
  Accrued interest and taxes                       124,620         118,641          40,683        102,387
  Accounts payable and other
    current liabilities                            (50,601)        (39,842)         48,986        118,778
                                                 ---------       ---------      ----------    -----------
Net cash provided by
  operating activities                             708,392         620,244       2,051,073      1,858,748
                                                 ---------       ---------      ----------    -----------

Cash flows from financing activities:
Long-term debt issued                              397,294          99,416         691,707        100,729
Long-term debt repayments                         (406,372)       (200,000)       (628,875)      (201,223)
Preferred stock redemptions                             --              --         (75,000)            --
Nuclear fuel financing--net                         (8,437)         22,010             687         (7,977)
Short-term debt financing--net                     (52,973)       (213,971)       (155,008)      (224,329)
Dividends paid                                    (144,501)       (121,970)       (582,417)      (541,898)
                                                 ---------       ---------     -----------    -----------
Net cash used by
  financing activities                            (214,989)       (414,515)       (748,906)      (874,698)
                                                 ---------       ---------     -----------    -----------

Cash flows from investing activities:
Additions to property and plant                   (184,369)       (195,689)       (761,630)      (916,170)
Funding of nuclear decommissioning
  trusts                                           (35,975)        (24,157)       (162,413)      (119,614)
Other--net                                          (7,660)         (4,520)        (24,413)        (8,440)
                                                 ---------       ---------     -----------    -----------
Net cash used by
  investing activities                            (228,004)       (224,366)       (948,456)    (1,044,224)
                                                 ---------       ---------     -----------    -----------
Net increase (decrease) in cash
  and equivalents                                  265,399         (18,637)        353,711        (60,174)
Cash and equivalents, beginning
  of period                                        261,767         192,092         173,455        233,629
                                                 ---------       ---------     -----------    -----------
Cash and equivalents, end of period              $ 527,166       $ 173,455     $   527,166    $   173,455
                                                 =========       =========     ===========    ===========
Cash payments for interest and taxes:
Interest                                         $  76,468       $  72,288     $   386,978    $   366,074
Taxes                                               30,047          29,330         693,497        552,887


The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                                  3 Months Ended                   12 Months Ended
                                                     March 31,                        March 31,
                                             ---------------------------      ---------------------------
                                                1996             1995             1996             1995
                                             ----------       ----------       ----------      ----------

Balance at beginning of period               $2,780,058       $2,683,568       $2,685,417      $2,558,871
Net income                                      147,103          148,689          678,104         646,296
Dividends declared on common stock             (180,911)        (136,820)        (590,528)       (479,670)
Dividends declared on preferred
  stock                                          (8,599)         (10,020)         (35,342)        (40,080)
                                             ----------       ----------       ----------      ----------
Balance at end of period                     $2,737,651       $2,685,417       $2,737,651      $2,685,417
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

SCE's accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 to the Consolidated Financial Statements. Financial statements prepared in compliance with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to the CPUC restructuring decision, decommissioning and contingencies are further discussed in Notes 2, 9 and 10, respectively.

Certain prior-period amounts were reclassified to conform to the March 31, 1996, financial statement presentation.

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

Investments

Cash equivalents include tax-exempt investments ($313 million at March 31, 1996, $235 million at December 31, 1995, and $160 million at March 31,
1995), and time deposits and other investments ($206 million at March 31, 1996, $23 million at December 31, 1995, and $6 million at March 31, 1995) with maturities of three months or less.

Unrealized gains (losses) on equity investments are recorded as regulatory liabilities (assets). Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

All investments are classified as available-for-sale.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nuclear

The CPUC authorized rate phase-in plans to defer the collection of $200 million in revenue for each unit at Palo Verde Nuclear Generating Station during the first four years of operation and recover the deferred revenue (including interest) evenly over the following six years. Unit 1's plan ended in February 1996; the plans end in September 1996 and January 1998 for Units 2 and 3, respectively.

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

In August 1992, the CPUC approved a settlement agreement between SCE and the CPUC's Division of Ratepayer Advocates (DRA) to discontinue operation of San Onofre Nuclear Generating Station Unit 1 at the end of its then-current fuel cycle because operation of the unit was no longer cost-effective. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE will recover its remaining investment, earning an 8.98% rate of return on rate base, by August 1996.

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

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not result, these costs are charged to expense. RD&D expenses are recorded in a balancing account, and any authorized but unspent RD&D funds at the end of the rate-case cycle are refunded to customers. RD&D expenses were $4 million and $27 million for the three and twelve months ended March 31, 1996, respectively, and $6 million and $57 million for the three and twelve months ended March 31, 1995, respectively.

Revenue

Operating revenue includes amounts for services rendered but unbilled at the end of each period.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.6% for all periods presented.

Note 2.  Regulatory Matters

1995 General Rate Case

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a decrease of $44 million for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment in San Onofre Units 2 and 3, at a reduced rate of return, over an eight-year period. On April 10, 1996, the CPUC finalized the implementation details of the accelerated recovery of the San Onofre units. On April 15, 1996, SCE began accelerating the recovery of its remaining investment of $2.6 billion. The accelerated recovery will continue through December 31, 2003, earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, where SCE receives about 4 cents per kilowatt-hour. Any differences from the incentive price will flow through to shareholders. Beginning in 2004, after SCE's investment is fully recovered, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

Performance-Based Ratemaking (PBR)

SCE originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision, as further discussed below, requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. In January 1996, SCE requested the CPUC approve its PBR as filed. SCE expects to file its proposal for the power generation phase in July 1996.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o Creation of an independent power exchange to manage electric supply and demand. California's investor-owned utilities would be required to purchase from and sell to the exchange all of their power during the transition period, while other generators could voluntarily participate.

o Creation of an independent system operator to have operational control of the utilities' transmission facilities and, therefore, control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the power exchange.

o Recovery of costs to transition to a competitive market (utility investments and obligations incurred to serve customers under the existing framework) through a non-bypassable charge, applied to all customers, called the "competition transition charge" (CTC).

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o Performance-based ratemaking (PBR) for those utility services not subject to competition.

On March 19, 1996, SCE filed a plan outlining how SCE would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the power exchange is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

On April 29, 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the independent power exchange and the independent system operator.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who currently use utility services or begin utility service after this decision is effective. SCE estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of: $4.9 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $4.4 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including San Onofre Unit 1 as discussed in Note 1 and San Onofre Units 2 and 3 as previously discussed), nuclear decommissioning and certain other costs. The undepreciated book value of a utility's generation plant will be calculated on the amount in rate base as of the

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decision date. Further, adverse financial consequences could result if an ambiguity in the CPUC's restructuring decision is not eliminated. The ambiguity relates to recovery of capital expenditures made for SCE's fossil generation units in 1996 and beyond in the calculation of the CTC. SCE believes that recovery of such capital expenditures is consistent with the intent of the restructuring decision and filed a petition on March 25, 1996, to clarify the decision. If these efforts at clarification, consistent with the decision's intent, are unsuccessful, then SCE estimates the negative effect on 1996 earnings would be approximately $50 million (pre-tax), based on SCE's 1996 capital budget for its fossil generation units.

Because the restructuring of California's electric industry has widespread impact and the market structure requires the participation and oversight of the FERC, the CPUC will seek to build a California consensus involving the legislature, governor, public and municipal utilities, and customers. Once the consensus is in place, FERC approval will be sought, and together both agencies would move forward to implement the new market structure.
In addition, the CPUC will prepare an environmental impact report. If the CPUC's restructuring decision is upheld and implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial position during the transition period.

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At March 31, 1996, these amounts totaled $1.3 billion (excluding balancing account overcollections of $237 million to be refunded to customers in June 1996), primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the assets' physical useful life. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC not being probable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

On April 24, 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which will be effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements for the transmission utility. The decision also provides utilities with the recovery of prior-service costs incurred under the current regulatory framework, which are known as stranded costs. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would be the primary jurisdiction for the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so.

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

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualified Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the DRA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In December 1995, SCE filed rebuttal testimony. Hearings are scheduled for late 1996.

Palo Verde Rate-making Proposal

On February 29, 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The filing was made in compliance with the CPUC's December 20, 1995, restructuring decision that directed SCE to file a rate-making proposal similar to ratemaking approved for San Onofre in the 1995 general rate case. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996), over a seven-year period, beginning January 1, 1997, and ending in 2003. During the seven-year period, SCE's return on rate base for Palo Verde sunk costs would be reduced to 7.34% from the current 9.55%, and SCE would also have the opportunity to recover the incremental costs of continued operation of Palo Verde at approximately 3.5 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. SCE recommended to the CPUC a schedule for this proceeding that calls for hearings to begin in June and a decision by year-end 1996.

Note 3.  Financial Instruments

Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

Almost all SCE properties are subject to a trust indenture lien.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following March 31, 1996, are: 1997--$201 million; 1998--$426 million; 1999--$322 million; 2000--$479 million; and 2001--$200 million.

Long-term debt consisted of:

                                                       March 31,        December 31,       March 31,
                                                         1996               1995             1995
                                                    --------------      ------------    -------------
                                                                        (In millions)
First and refunding mortgage bonds:
 1997--2000 (5.45% to 7.5%)                             $1,025             $1,025            $1,025
 2001--2005 (5.625% to 6.25%)                              450                450               450
 2017--2026 (6.9% to 9.25%)                              1,250              1,637             1,850
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                  1,205              1,205             1,207
Funds held by trustees                                      (2)                (2)               (2)
Debentures and notes:
 1998--2006 (5.6% to 8.25%)                              1,195                795               595
Subordinated debentures:
 2044 (8-3/8%)                                             100                100                --
Commercial paper for nuclear fuel                           61                 70                61
Long-term debt due within one year                        (201)                (1)               (1)
Unamortized debt discount--net                             (57)               (64)              (74)
                                                        ------             ------            ------
Total                                                   $5,026             $5,215            $5,111
                                                        ======             ======            ======

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At March 31, 1996, available lines totaled $1.4 billion, with $900 million for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at March 31, 1996, December 31, 1995, and March 31, 1995, was $370 million, $433 million and $524 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.3%, 5.8% and 6.1%, at March 31, 1996, December 31, 1995, and March 31, 1995, respectively.

Other Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating rate long-term debt. The interest

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At March 31, 1996, SCE has pledged $13 million as collateral due to a downgrade of its bond rating and a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

For all balance sheet dates presented, SCE had the following derivative financial instruments:

Category                     Contract Amount/Terms           Purpose
- --------                     ---------------------           -------
Interest rate swap           $196 million                    fix interest rate exposure at
                             due 2008                        5.585%

Interest rate cap            $30 million                     fix interest rate exposure at
                             expires 1997                    6% over variable term of the
                             debt due 2027                   debt

Fair values of financial instruments were:

                                    March 31,               December 31,               March 31,
                                      1996                      1995                     1995
                              --------------------       -------------------      -----------------
                                  Cost      Fair           Cost      Fair           Cost      Fair
Instrument                        Basis     Value          Basis     Value          Basis     Value
- ----------                      --------   ------        --------  --------        -------    -----
                                                            (In millions)
Financial assets:
Decommissioning trusts          $1,105      $1,295       $1,069     $1,260         $  943     $1,004
Equity investments                   9          47            9         41              9         29

Financial liabilities:
DOE decommissioning and
  decontamination fees              58          47           58         49             62         48
Interest rate swap & cap            --          11           --         18             --          8
Long-term debt                   5,026       5,141        5,215      5,487          5,111      5,076
Preferred stock subject to
  mandatory redemption             275         281          275        288            275        273

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

Gross unrealized holding gains on financial assets were:

                                                           March 31,      December 31,      March 31,
                                                             1996             1995            1995
                                                         -------------    ------------    -------------
                                                                          (In millions)
Decommissioning trusts:
  Municipal bonds                                             $ 57             $ 52            $ 16
  Stocks                                                        80              122              39
  U.S. government issues                                        19               11               4
  Short-term and other                                          34                6               2
                                                              ----             ----            ----
                                                               190              191              61
Equity investments                                              38               32              20
                                                              ----             ----            ----
Total                                                         $228             $223            $ 81
                                                              ====             ====            ====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no unrealized holding losses on financial assets for all periods presented.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1996, SCE had the capacity to pay $491 million in additional dividends and continue to maintain its authorized capital structure.

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

Cumulative preferred stock consisted of:

                                          March 31, 1996
                                   ---------------------------
                                      Shares       Redemption     March 31,   December 31,    March 31,
                                    Outstanding       Price         1996          1995          1995
                                    -----------    ----------  -------------  ------------  -------------
                                                                             (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                         1,000,000       $ 25.50        $ 25          $ 25          $ 25
4.24                                 1,200,000         25.80          30            30            30
4.32                                 1,653,429         28.75          41            41            41
4.78                                 1,296,769         25.80          33            33            33
5.80                                 2,200,000         25.25          55            55            55
7.36                                 4,000,000         25.00         100           100           100

$100 Par value:
7.58% Series                                --            --          --            --            75
                                                                    ----          ----          ----
Total                                                               $284          $284          $359
                                                                    ====          ====          ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                           750,000       $100.00        $ 75          $ 75          $ 75
6.45                                 1,000,000        100.00         100           100           100
7.23                                 1,000,000        100.00         100           100           100
                                                                    ----          ----          ----
Total                                                               $275          $275          $275
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.

The components of the net accumulated deferred income tax liability were:

                                                           March 31,      December 31,      March 31,
                                                             1996             1995            1995
                                                         -------------    ------------    -------------
                                                                          (In millions)
Deferred tax assets:
Property-related                                            $  254           $  276          $  262
Investment tax credits                                         218              222             235
Regulatory balancing accounts                                  193              166              94
Other                                                          605              674             537
                                                            ------           ------          ------
Total                                                       $1,270           $1,338          $1,128
                                                            ------           ------          ------
Deferred tax liabilities:
Property-related                                            $3,669           $3,670          $3,703
Other                                                          479              501             546
                                                            ------           ------          ------
Total                                                       $4,148           $4,171          $4,249
                                                            ------           ------          ------

Accumulated deferred income taxes--net                      $2,878           $2,833          $3,121
                                                            ======           ======          ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                $3,265           $3,310          $3,348
Included in current assets                                     387              477             227

The current and deferred components of income tax expense were:

                                                                  3 Months Ended      12 Months Ended
                                                                      March 31,          March 31,
                                                                 ----------------   -----------------
                                                                   1996      1995     1996       1995
                                                                  ------   ------    ------    ------
                                                                              (In millions)
Current:
Federal                                                            $  90    $  92     $ 557     $ 444
State                                                                 41       23       184       120
                                                                   -----    -----     -----     -----
                                                                     131      115       741       564
                                                                   -----    -----     -----     -----
Deferred--federal and state:
Accrued charges                                                       (1)       4        (4)      (17)
Depreciation                                                          (6)       2        12        38
Investment and energy tax credits--net                                (6)      (5)      (27)      (20)
Rate phase-in plan                                                   (11)     (11)      (46)      (49)
Regulatory balancing accounts                                        (49)     (21)     (146)      (27)
Retirement of debt                                                    (3)      (2)      (11)       (9)
State tax-privilege year                                              40       34        (6)       22
Unbilled revenue                                                       2       (5)       --       (10)
Other                                                                 (1)      (2)      (16)      (24)
                                                                   -----    -----     -----     -----
                                                                     (35)      (6)     (244)      (96)
                                                                   -----    -----     -----     -----
Total income tax expense                                           $  96    $ 109     $ 497     $ 468
                                                                   =====    =====     =====     =====
Classification of income taxes:
Included in operating income                                       $ 108    $ 123     $ 545     $ 527
Included in other income                                             (12)     (14)      (48)      (59)

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composite federal and state statutory income tax rate was 41.045% for all periods presented.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                                              3 Months Ended        12 Months Ended
                                                                 March 31,             March 31,
                                                            ------------------    ------------------
                                                             1996       1995       1996        1995
                                                            ------     ------     ------      ------

Federal statutory rate                                       35.0%       35.0%     35.0%       35.0%
Investment and energy tax credits                            (2.6)       (1.8)     (2.3)       (1.8)
State tax--net of federal deduction                           6.8         3.6       7.2         5.2
Tax rate change                                                --         4.0        --         0.9
Other                                                         0.4         1.5       2.4         2.7
                                                             ----        ----      ----        ----
Effective tax rate                                           39.6%       42.3%     42.3%       42.0%
                                                             ====        ====      ====        ====

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan's funded status was:

                                                        March 31,      December 31,       March 31,
                                                          1996             1995             1995
                                                     --------------    -------------   --------------
                                                                       (In millions)

Actuarial present value of benefit obligation:
Vested benefits                                           $1,864          $1,696           $1,272
Nonvested benefits                                           165             210              153
                                                          ------          ------           ------
Accumulated benefit obligation                             2,029           1,906            1,425
Value of projected future compensation levels                417             479              466
                                                          ------          ------           ------
Projected benefit obligation                              $2,446          $2,385           $1,891
                                                          ======          ======           ======

Fair value of plan assets                                 $2,713          $2,620           $2,294
                                                          ======          ======           ======

Plan assets greater than projected benefit
  obligation                                              $ (267)         $ (235)         $  (403)
Unrecognized net gain                                        377             326              510
Unrecognized prior service cost                              (31)             (6)              (5)
Unrecognized net obligation (17-year amortization)           (48)            (49)             (53)
                                                          ------          ------           ------
Pension liability                                         $   31          $   36           $   49
                                                          ======          ======           ======

Discount rate                                              7.25%           7.25%             8.5%
Rate of increase in future compensation                     5.0%            5.0%             5.0%
Expected long-term rate of return on assets                 8.0%            8.0%             8.0%

SCE recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                                                           3 Months Ended          12 Months Ended
                                                              March 31,               March 31,
                                                           --------------         ----------------
                                                           1996      1995         1996        1995
                                                           ----      ----         ----        ----
                                                                       (In millions)

Service cost for benefits earned                         $ 17       $  14         $ 60       $  63
Interest cost on projected benefit obligation              42          39          160         150
Actual return on plan assets                             (101)        (84)        (471)       (101)
Net amortization and deferral                              50          38          280         (71)
                                                         ----       -----         ----       -----
Pension expense under accounting standards                  8           7           29          41
Special termination benefits                               --          --            3          15
Regulatory adjustment--deferred                             4           6           21           7
                                                         ----       -----         ----       -----
Net pension expense recognized                           $ 12       $  13         $ 53       $  63
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1993, SCE adopted a new accounting standard for postretirement benefits other than pensions, which requires the expected cost of these benefits to be charged to expense during employees' years of service. SCE is amortizing its obligation related to prior service over 20 years.

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

The components of postretirement benefits other than pensions expense were:

                                                           3 Months Ended           12 Months Ended
                                                              March 31,                March 31,
                                                          ----------------         ----------------
                                                          1996        1995         1996       1995
                                                          ----        ----         ----       ----
                                                                           (In millions)
Service cost for benefits earned                          $  9        $ 8          $ 35      $ 27
Interest cost on benefit obligation                         19         18            78        73
Actual return on plan assets                                (9)        (7)          (30)      (21)
Amortization of loss                                         2         --             3        --
Amortization of transition obligation                        7          9            25        36
                                                          ----        ---          ----      ----
Net expense                                                 28         28           111       115
Amortization of prior funding                               --         --            --         2
                                                          ----        ---          ----      ----
Total expense                                             $ 28        $28          $111      $117
                                                          ====        ===          ====      ====

The funded status of these benefits is reconciled to the recorded liability below:

                                                     March 31,        December 31,      March 31,
                                                       1996               1995            1995
                                                   -------------      -------------   -------------
                                                                      (In millions)
Actuarial present value of benefit obligation:
Retirees                                             $  401             $  402            $ 530
Employees eligible to retire                            104                103               48
Other employees                                         577                556              307
                                                     ------             ------            -----
Accumulated benefit obligation                       $1,082             $1,061            $ 885
                                                     ======             ======            =====

Fair value of plan assets                            $  427             $  400            $ 327
                                                     ======             ======            =====

Plan assets less than accumulated benefit
 obligation                                          $  655             $  661            $ 558
Unrecognized transition obligation                     (450)              (457)            (613)
Unrecognized net loss (gain)                           (203)              (203)              50
                                                      -----             ------            -----
Recorded liability (asset)                            $   2             $    1            $  (5)
                                                      =====             ======            =====

Discount rate                                           7.5%               7.5%            8.75%
Expected long-term rate of return on assets             8.5%               8.5%             8.5%

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed rate of future increases in the per-capita cost of health care benefits is 10% for 1996, gradually decreasing to 5% for 2003 and beyond.
Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of March 31, 1996, by $166 million and annual aggregate service and interest costs by $20 million.

Employee Savings Plan

SCE has a 401(k) stock plan designed to supplement employees' retirement income. The plan received employer contributions of $4 million and $19 million for the three and twelve months ended March 31, 1996, respectively, and $5 million and $21 million for the three and twelve months ended March 31, 1995, respectively.

Note 7.  Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of March 31, 1996, was:


                                                Plant in     Accumulated        Under      Ownership
                                                 Service    Depreciation    Construction   Interest
                                                --------    ------------    ------------   ---------
                                                            (In millions)
Transmission systems:
  Eldorado                                       $   29        $    8           $ --            60%
  Pacific Intertie                                  223            70             12            50
Generating stations:
  Four Corners Units 4 and 5 (coal)                 456           232              8            48
  Mohave (coal)                                     291           142             14            56
  Palo Verde (nuclear)                            1,580           374             16            16
  San Onofre (nuclear)                            4,219         1,629             10            75
                                                 ------        ------           ----
Total                                            $6,798        $2,455           $ 60
                                                 ======        ======           ====

Note 8.    Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at March 31, 1996, were:

Year ended December 31,                                   (In millions)
1996                                                           $16
1997                                                            18
1998                                                            15
1999                                                            11
2000                                                             8
Thereafter                                                      11
                                                               ---
Total                                                          $79
                                                               ===

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Commitments

Nuclear Decommissioning

SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is estimated to cost $2.0 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, is expected to be stored until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $37 million and $155 million for the three and twelve months ended March 31, 1996, respectively, and $33 million and $120 million for the three and twelve months ended March 31, 1995, respectively. The accumulated provision for decommissioning was $854 million at March 31, 1996, $823 million at December 31, 1995, and $951 million at March 31, 1995. The estimated costs to decommission San Onofre Unit 1 ($263 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                       Maturity          March 31,      December 31,      March 31,
                                         Dates             1996             1995            1995
                                       ----------      -------------  ---------------   -------------
                                                                        (In millions)
Municipal bonds                        1997-2022          $ 359          $  348            $  404
Stocks                                     --               406             390               313
U.S. government issues                 1997-2023            127             145                76
Short-term and other                   1996-2045            213             186               150
                                                         ------          ------            ------
Total                                                    $1,105          $1,069            $  943
                                                         ======          ======            ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $12 million and $56 million for the three and twelve months ended March 31, 1996, respectively, and $8 million and $23 million for the three and twelve months ended March 31, 1995, respectively. Proceeds from sales of securities (which are reinvested) were $369 million and $1.1 billion for the three and twelve months ended March 31, 1996, respectively, and $232 million and $1.3 billion for the three and twelve months ended March 31, 1995, respectively. Approximately 88% of the trust fund contributions were tax-deductible.

The Financial Accounting Standards Board has issued an exposure draft related to accounting practices for removal costs, including decommissioning of nuclear power plants. The exposure draft would require SCE to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's operating

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain commitments for the years 1996 through 2000 are estimated below:

                                                          1996     1997     1998    1999      2000
                                                         ------   ------   ------  ------    ------
                                                                        (In millions)
Projected construction expenditures                      $  746   $  754  $  647   $  689   $  673
Fuel supply contracts                                       280      214     224      214      234
Purchased-power capacity payments                           726      714     721      733      735
Unconditional purchase obligations                           12       12      12       12       12

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

SCE's recorded estimated minimum liability to remediate its 58 identified sites was $114 million at March 31, 1996. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. SCE has settled insurance claims with several carriers, and is continuing to pursue additional recovery. Costs incurred at the remaining 34 sites are expected to be recovered through customer rates. SCE has filed a request with the CPUC to add 17 of these sites ($6 million in estimated minimum liability) to the incentive mechanism. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $6 million. Recorded costs for the twelve months ended March 31, 1996, were $3 million.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

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

SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Earnings

Southern California Edison Company's (SCE) earnings for the three and twelve months ended March 31, 1996, were $139 million and $643 million, respectively, compared with $139 million and $606 million for the same periods in 1995. Quarterly earnings reflect improved operating performance despite the lower authorized return on common equity and lower authorized operating expenses. The increase in earnings for the twelve months ended March 31, 1996, compared with the same period in 1995, reflects the higher overall authorized return on common equity that was in effect during the period of April 1, 1995, through March 31, 1996.
This increase is partially offset by the financial effects of the 1995 general rate case settlement.

Operating Revenue

Operating revenue increased slightly during the first quarter of 1996, compared with the same period in 1995, primarily due to a similar increase in retail sales volume. Since the California Public Utilities Commission
(CPUC) did not rule on 1996 authorized revenue until February 1996, new rates will be effective in the second quarter. For the twelve months ended March 31, 1996, compared to the year-earlier period, operating revenue was unchanged, as the overall CPUC-authorized rate increase was offset by a decrease in resale sales volume. About 99% of operating revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission
(FERC).

In March 1995, SCE announced that it intends to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% (from
10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour), after adjusting for inflation. In February 1996, the CPUC approved a system-wide rate reduction which will drop the average price per kilowatt-hour from 10.7 cents to 10.1 cents.

Operating Expenses

Fuel expense decreased 24% and 28%, respectively, in the three and twelve months ended March 31, 1996, compared with the same periods in 1995. The decreases primarily reflect a decrease in gas-powered generation directly related to an increase in nuclear generation. In 1995, San Onofre Nuclear Generating Station Unit 2 was out of service for a scheduled refueling and maintenance outage for half of the first quarter. There was no comparable outage in 1996.

Purchased-power expense increased 8% for the quarter ended March 31, 1996, compared to the same period last year. SCE makes federally required power purchases from nonutility generators based on contracts with CPUC-mandated pricing. Energy prices under these contracts are generally higher than other energy sources. During the twelve-month period ended March 31, 1996, SCE paid about $1.7 billion (including energy and capacity payments) more than the cost of power available from other sources due to these federally required purchases.

Provisions for regulatory adjustment clauses increased for both the quarter and twelve months ended March 31, 1996, compared to the year-earlier periods, as kilowatt-hour sales exceeded CPUC-authorized estimates. In addition, the twelve-month period increase reflects CPUC-
<page 26>
authorized fuel and purchased-power cost estimates exceeding actual energy costs.

Maintenance expense decreased 14% in the first quarter of 1996, compared with the year-earlier period, due to the scheduled refueling and maintenance outage at San Onofre Unit 2 during the first quarter of 1995. Unit 2 returned to service in May 1995. For the twelve months ended March 31, 1996, compared to the same period in 1995, maintenance expense was unchanged due to a scheduled refueling and maintenance outage at San Onofre Unit 3 during the third quarter of 1995.

Income taxes decreased 12% during the first quarter of 1996, compared to the same period in 1995, mainly due to a decrease in pre-tax income.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde Nuclear Generating Station. The plan allows the deferred revenue (including interest) to be collected evenly over the final six years of each unit's plan. The plan ended in February 1996 for Unit 1, and will end in September 1996 and January 1998 for Units 2 and 3, respectively. The provision is a non-cash offset to the collection of deferred revenue.

Interest income increased 24% and 20%, respectively, for the three- and twelve-month periods ended March 31, 1996, compared to the year-earlier periods, primarily due to higher investment balances.

Other nonoperating income increased for both the three and twelve months ended March 31, 1996, compared to the same periods in 1995, primarily due to additional accruals for regulatory matters in the first quarter of
1995.   In addition, the twelve months ended increase was partially offset by the absence of an $11 million fourth quarter 1994 CPUC-authorized incentive award for energy conservation.

Interest Expense

Other interest expense decreased 10% for the first quarter of 1996 and increased 13% for the twelve months ended March 31, 1996, compared to the year-earlier periods. The quarterly decrease reflects lower levels of short-term debt and lower interest rates. The twelve-month period increase is mainly due to higher balances in the regulatory balancing accounts and is partially offset by the quarterly decrease.

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

In January 1995, Edison International authorized the repurchase of up to $150 million (increased to $300 million on April 18, 1996) of its common stock. As excess cash becomes available, SCE intends to pay cash dividends to Edison International, while maintaining its CPUC-authorized capital structure. Edison International repurchased 7,173,542 shares ($117 million) through May 3, 1996, funded by dividends from its subsidiaries.

For the first quarter of 1996, SCE's cash flow coverage of dividends decreased to 4.9 times from 5.1 times compared to the year-earlier period, reflecting the additional cash needs of Edison International. For the twelve months ended March 31, 1996, the cash flow coverage of dividends increased to 3.5 times from 3.4 times for the same period last year, primarily due to the lower dividend rate.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $708 million and $2.1 billion, respectively, for the three and twelve months ended March 31, 1996, compared with $620 million and $1.9 billion for the same periods in 1995. Cash from operations exceeded capital requirements for both periods presented.

Cash Flows from Financing Activities

At March 31, 1996, SCE had available lines of credit of $1.4 billion, with $900 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of March 31, 1996, SCE could issue approximately $7.6 billion of additional first and refunding mortgage bonds and $4.3 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1996, SCE had the capacity to pay $491 million in additional dividends and continue to maintain its authorized capital structure.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and funding of nuclear decommissioning trusts. As further discussed in Note 9 to the Consolidated Financial Statements, decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2070. This estimate is based on SCE's current-dollar decommissioning costs ($2.0 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts, which receive SCE contributions of approximately $100 million per year (until decommissioning begins). The Financial Accounting Standards Board has issued an exposure draft related to accounting practices for removal costs, including decommissioning of nuclear power plants. SCE does not expect that the accounting changes proposed in the exposure draft would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

Projected Capital Requirements

SCE's projected capital requirements for the next five years are: 1996-- $746 million; 1997--$754 million; 1998--$647 million; 1999--$689 million;
and 2000--$673 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following March 31, 1996, are: 1997--$201 million; 1998--$426 million; 1999--$322 million; 2000--$479 million; and 2001--$200 million.

REGULATORY MATTERS

SCE's 1996 CPUC-authorized revenue decreased $575 million, or 7.5%, including a one-time bill credit of $237 million, which customers will receive in June 1996, related to lower fuel costs than originally estimated. The remaining $338 million revenue reduction is primarily for a $242 million decrease in fuel costs, a $53 million decrease for lower costs of debt and equity (discussed below), a $24 million decrease for lower nuclear refueling costs and a $9 million decrease related to the 1995 general rate case (discussed below).

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a decrease of $44 million for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment in San Onofre Units 2 and 3 at a reduced rate of return over an eight-year period. On April 10, 1996, the CPUC finalized the implementation details of the accelerated recovery of the San Onofre units. On April 15, 1996, SCE began accelerating the recovery of its remaining investment of $2.6 billion. The accelerated recovery will continue through December 31, 2003, earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, where SCE receives about 4 cents per kilowatt-hour. Any differences from the incentive price will flow through to shareholders. Beginning in 2004, after SCE's investment is fully recovered, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

The CPUC's 1996 cost-of-capital decision authorized an increase to SCE's equity ratio from 47.75% to 48% and authorized SCE an 11.6% return on common equity, compared to 12.1% for 1995. This decision, excluding the effects of other rate actions, would reduce 1996 earnings by approximately $19 million.

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. On December 22, 1995, SCE and the CPUC's Division of Ratepayer Advocates (DRA) filed a $38 million settlement agreement, subject to CPUC approval. This agreement has been fully reflected in the financial statements.

In May 1994, SCE filed its testimony in the non-Qualified Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the DRA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In December 1995, SCE filed rebuttal testimony. Hearings are scheduled for late 1996.

On February 29, 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The filing was made in compliance with the CPUC's December 20, 1995, restructuring decision that directed SCE to file a rate-making proposal similar to ratemaking approved for San Onofre in the 1995 general rate case. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996) over a seven-year period, beginning
January 1, 1997, and ending in 2003.   During the seven-year period, SCE's
return on rate base for Palo Verde sunk costs would be reduced to 7.34% from the current 9.55%, and SCE would also have the opportunity to recover the incremental costs of continued operation of Palo Verde at approximately 3.5 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. SCE recommended to the CPUC a schedule for this proceeding that calls for hearings to begin in June and a decision by year-end 1996.

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

On December 20, 1995, the CPUC issued its decision on restructuring California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer choice. The transition to a competitive electric market would begin January 1, 1998, with all consumers participating by 2003. Key elements of the decision include:

o Creation of an independent power exchange to manage electric supply and demand. California's investor-owned utilities would be required to purchase from and sell to the exchange all of their power during the transition period, while other generators could voluntarily participate.

o Creation of an independent system operator to have operational control of the utilities' transmission facilities and, therefore, control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the power exchange.

o Recovery of costs to transition to a competitive market (utility investments and obligations incurred to serve customers under the existing framework) through a non-bypassable charge, applied to all customers, called the "competition transition charge" (CTC).

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o Performance-based ratemaking (PBR) for those utility services not subject to competition.

SCE originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. In January 1996, SCE requested the CPUC approve its PBR as filed. SCE expects to file its proposal for the power generation phase in July 1996.

On March 19, 1996, SCE filed a plan outlining how SCE would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the power exchange is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

On April 29, 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the independent power exchange and the independent system operator.

SCE estimates its potential transition costs through 2025 to be approximately $9.3 billion (net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of: $4.9 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $4.4 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including San Onofre Unit 1 as discussed in Note 1 to the Consolidated Financial Statements and San Onofre Units 2 and 3 as previously discussed), nuclear decommissioning and certain other costs. The undepreciated book value of a utility's generation plant will be calculated on the amount in rate base as of the decision date. Further, adverse financial consequences could result if an ambiguity in the CPUC's restructuring decision is not eliminated. The ambiguity relates to recovery of capital expenditures made for SCE's fossil generation units in 1996 and beyond in the calculation of the CTC. SCE believes that recovery of such capital expenditures is consistent with the intent of the restructuring decision and filed a petition on March 25, 1996, to clarify the decision. If these efforts at clarification, consistent with the decision's intent, are unsuccessful, then SCE estimates the negative effect on 1996 earnings would be approximately $50 million (pre-tax), based on SCE's 1996 capital budget for its fossil generation units.

Because the restructuring of California's electric industry has widespread impact and the market structure requires the participation and oversight of the FERC, the CPUC will seek to build a California consensus involving the legislature, governor, public and municipal utilities, and customers. Once the consensus is in place, FERC approval will be sought and together both agencies would move forward to implement the new market structure.
In addition, the CPUC will prepare an environmental impact report. If the CPUC's restructuring decision is upheld and implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial position during the transition period.

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At March 31, 1996, these amounts totaled $1.3 billion (excluding balancing account overcollections of $237 million to be refunded to customers in June 1996), primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary
<page 31>
significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the assets' physical useful life. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC not being probable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

On April 24, 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which will be effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of prior-service costs incurred under the current regulatory framework, which are known as stranded costs. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would be the primary jurisdiction for the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so.

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

SCE's recorded estimated minimum liability to remediate its 58 identified sites was $114 million at March 31, 1996. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 71% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $90 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. SCE has settled insurance claims with several
<page 32>
carriers, and is continuing to pursue additional recovery. Costs incurred at SCE's remaining 34 sites are expected to be recovered through customer rates. SCE has recorded regulatory assets of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $6 million. Recorded costs for the twelve-month period ended March 31, 1996, were $3 million.

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

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study is underway to determine the specific impact of air contaminant emissions from the Mohave Coal Generating Station on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for Mohave is unknown.

SCE's projected capital expenditures to protect the environment are $1 billion for the 1996-2000 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PALO VERDE STEAM TUBE RUPTURE

In 1993, a steam generator tube ruptured at Palo Verde Unit 2; additional cracking was found in other tubes. Arizona Public Service Company (APS), the operating agent for Palo Verde, has taken, and will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units. APS believes that the steam generators in only one of the units will have to be replaced within five to ten years. SCE estimates its share of the costs to be between $16 million and $30 million, plus replacement power costs which are subject to CPUC reasonableness review. SCE is evaluating APS' analyses,
<page 33>
conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

VOLUNTARY RETIREMENT OFFER

In March 1996, SCE announced it will take a one-time charge against earnings of approximately $65 million (pre-tax), in the second quarter of 1996, related to a voluntary retirement offer for non-union employees. SCE expects to offset these costs through lower expenses within a year. SCE anticipates negotiating a similar program for represented employees later this year, which could increase the total charge against earnings to approximately $100 million (pre-tax) by year-end. The actual amount charged to earnings will depend on the number of employees who accept the offer.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualifying Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Southern California Edison Company ("SCE") in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy ("EME") (a subsidiary of Edison International) until April of this year when EME sold its interests in the projects to its nationwide partner. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a further amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs alleged that the past underpayments totaled at least $21,000,000. In other court filings, plaintiffs have contended that the total amount of additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60,000,000. In addition to seeking compensatory damages and declaratory relief, the fourth amended complaint also seeks unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After a number of continuances, the matter was set for trial on June 18, 1996. On May 1, 1996, the parties entered into an agreement providing for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, SCE will pay jointly to the plaintiffs an amount which is less than $10,000,000 in order to resolve all claims prior to January 1, 1996. SCE intends to seek recovery of this payment in its annual Energy Cost Adjustment Clause ("ECAC") filing. SCE has also agreed, subject to California Public Utilities Commission ("CPUC") approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have received the right to continue the lawsuit as to the period after December 31, 1995, only in the event CPUC approval of the increased payments is not obtained.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. In March 1995, a ninth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases in that court. SCE has responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for writ of mandate, prohibition or other appropriate relief, requesting that the Court of Appeal issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. A pending summary adjudication motion in the

Kern County case has been withdrawn in light of the Court of Appeal decision. Furthermore, pursuant to stipulation of the parties, the Kern County case was ordered on April 3, 1996, to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. As a result of the coordination, the April 22, 1996 trial date for the Kern County case has been stricken and no new trial date has been set. On February
6, 1996, plaintiffs in one of the actions filed their first amended and supplemental complaint. On March 6, 1996, SCE filed its new answer, denying the material allegations of the first amended and supplemental complaint. On April 16, 1996, SCE filed a motion for summary adjudication of certain of the causes of action in this complaint. The motion is set for hearing on May 16, 1996. Plaintiffs' motion to consolidate all eight cases for jury trial was denied without prejudice on March 25, 1996. Parties have since reached agreement in principle on a stipulation whereby at least the original Los Angeles cases would be consolidated for trial in January 1997, in return for plaintiffs' waiver of a jury trial. Nevertheless, with a trial date of June 26, 1996, the lead Los Angeles case is the only case currently scheduled for trial. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through SCE's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995.

Electric and Magnetic Fields ("EMF") Litigation

SCE is involved in three lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities. SCE denies the material allegations in its responses to each of the lawsuits.

Two of the lawsuits allege, among other things, that certain past and present employees of Grubb & Ellis ("Employee-Plaintiffs"), a real estate brokerage firm with offices located in a commercial building known as the Koll Center in Newport Beach, developed cancer as a result of exposure to EMF from electrical facilities owned by SCE and/or the other defendants located on the property. The lawsuits, served on SCE in 1994 ("First Case") and January 1995 ("Second Case"), respectively, also name Grubb & Ellis and the owners and developers of the Koll Center as defendants. No specific damage amounts are alleged in either complaint.

The five named plaintiffs in the First Case, three Employee-Plaintiffs and the spouses of two of them, allege compensatory damages of $8,000,000 plus unspecified punitive damages, according to supplemental documentation they have prepared. In December, 1995 the court granted SCE's motion for summary judgment and dismissed the case. Plaintiffs have filed a Notice of Appeal.

Supplemental documentation prepared by the four named plaintiffs in the Second Case, two Employee-Plaintiffs and their respective spouses, indicates they allege compensatory damages of approximately $13,500,000 plus unspecified punitive damages. On April 18, 1995, Grubb & Ellis filed a cross- complaint against the other codefendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. Trial in the case has been set for November 4, 1996.

A third case was filed in Orange County Superior Court and served on SCE in March 1995. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from SCE facilities which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5,500,000, plus unspecified punitive damages. A previous trial date was vacated and, pursuant to stipulation of the parties, no new trial date has been set. An evaluation conference is scheduled for August 16, 1996.

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with chronic myelogenous leukemia. On July 12, 1994, the engineer and his wife sued SCE, San Diego Gas and Electric Company ("SDG&E") and Combustion Engineering, the manufacturer of the fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs alleged that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. Plant records showed that the engineer's exposure to radiation was well below Nuclear Regulatory Commission ("NRC") safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages. SCE's December 23, 1994, answer to the complaint denied all material allegations. The trial began August 3, 1995, and on October 12, 1995, an eight member jury unanimously decided that radiation exposure at San Onofre was not the cause of the leukemia. Plaintiffs' motion for
a new trial was denied on December 5, 1995.   On April 11, 1996, the
plaintiffs' appeal of the denial of their motion was argued before the Ninth Circuit Court of Appeals and the case was submitted for decision.

A SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE, SDG&E and Combustion Engineering in the United States District Court for the Southern District of California. The plaintiffs allege that the engineer's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plant records show that the engineer's exposure to radiation was well below NRC safety levels. In the complaint, plaintiffs sought unspecified compensatory and punitive damages.

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the Court ruled in favor of plaintiffs' request to include the Institute of Nuclear
Power Operations (an organization dedicated to achieving excellance in nuclear power operations) as a defendant in the suit. On
December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it. Plaintiffs have indicated that they will appeal this ruling to the Ninth Circuit Court of Appeals. Trial of the case may be delayed pending such ruling. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator employed at San Onofre and his wife sued SCE, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. The former employee subsequently died from his illness. Plaintiffs seek unspecified compensatory and punitive damages. On March 25, 1996, the court granted SCE's motion for summary judgment on all claims. It is anticipated that plaintiffs will appeal this ruling. Should plaintiffs do so, trial of the case may be delayed pending the ruling of the Court of Appeals. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On August 31, 1995, the family of a former worker for a contractor at San Onofre, and later a temporary and then a permanent SCE employee at San Onofre, sued SCE, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia, which resulted in his death in 1994, resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plaintiffs seek unspecified compensatory and punitive damages. SCE's answer to the complaint filed on November 13, 1995, denied all material allegations. A trial date will be set at the pretrial conference scheduled for October 7, 1996.

On November 17, 1995, a SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs allege that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the claims of the plaintiffs' was granted on March 19, 1996. A trial date will be set at the pretrial conference that is scheduled for December 2, 1996, relative to the plaintiffs' claims.

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

These matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against Edison International and SCE on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. Edison International and SCE have responded by denying the material allegations of the complaint and asserting several affirmative defenses and are pursuing discovery. Prior deadlines for plaintiffs to file their motion for class certification have been suspended pending settlement discussions. The court has set a status conference for May 13, 1996.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At SCE's Annual Meeting of Shareholders on April 18, 1996, shareholders elected seventeen nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

     Name                                                      Number of Votes
     ----                                            ---------------------------------
                                                       For                    Withheld
                                                     -----------            ----------
     Howard P. Allen                                 491,871,118               590,676
     John E. Bryson                                  491,891,016               575,772
     Winston H. Chen                                 491,886,378               577,838
     Stephen E. Frank                                491,884,092               580,104
     Camilla C. Frost                                491,845,260               617,136
     Joan C. Hanley                                  491,879,214               582,782
     Carl F. Huntsinger                              491,872,566               594,630
     Charles D. Miller                               491,871,108               597,888
     Luis G. Nogales                                 491,842,082               624,314
     Ronald L. Olson                                 491,871,188               590,608
     J. J. Pinola                                    491,862,450               601,746
     James M. Rosser                                 491,879,022               582,772
     E. L. Shannon, Jr.                              491,854,338               607,458
     Robert H. Smith                                 491,889,564               572,232
     Thomas C. Sutton                                491,881,508               587,488
     Daniel M. Tellep                                491,885,568               581,028
     James D. Watkins                                491,835,260               631,336
     Edward Zapanta                                  491,894,556               567,240

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         23.  Consent of Independent Public Accountants

         27.  Financial Data Schedule

(b)      Reports on Form 8-K:

         January 11, 1996    --Item 5--Other Events--
                                       California Public Utilities
                                       Commission decision in
                                       1995 General Rate Case

         January 17, 1996    --        Item 5--Other Events--
                                       Issue and Sale of $200 million
                                       of 5 7/8% Notes, Due 2001 and
                                       $200 Million of 6 3/8% Notes, Due 2006

         January 18, 1996    --        Item 5--Other Events--
                                       1995 Earnings Report

         February 23, 1996   --Item 5--Other Events--
                                       1995 Financial Information

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

                                        SOUTHERN CALIFORNIA EDISON COMPANY
                                                             (Registrant)



                                        By             R. K. BUSHEY
                                          ------------------------------------
                                                       R. K. BUSHEY
                                             Vice President and Controller



                                        By             K. S. STEWART
                                          ------------------------------------
                                                       K. S. STEWART
                                              Assistant General Counsel and
                                                    Assistant Secretary

May 10, 1996