Form 10-Q
period 1996-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 1996-08-13
CIK 92103

PAGE

                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549



                                                  FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               June 30, 1996
                                ---------------------------------------
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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                          Outstanding at August 8, 1996
- --------------------------                -----------------------------
Common Stock, no par value                          434,888,104
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

        Report of Independent Public Accountants                        2

        Consolidated Statements of Income--Three, Six and
            Twelve Months Ended June 30, 1996, and 1995                 3

        Consolidated Balance Sheets--June 30, 1996,
            December 31, 1995, and June 30, 1995                        4

        Consolidated Statements of Cash Flows--
            Three, Six and Twelve Months Ended
            June 30, 1996, and 1995                                     6

        Consolidated Statements of Retained Earnings--
            Three, Six and Twelve Months Ended
            June 30, 1996, and 1995                                     7

        Notes to Consolidated Financial Statements                      8

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                 27

Part II.  Other Information:

   Item 1.  Legal Proceedings                                          37

   Item 6.  Exhibits and Reports on Form 8-K                           41

PAGE

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of June 30, 1996, December 31, 1995, and June 30, 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three-, six- and twelve-month periods ended June 30, 1996, and 1995. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of June 30, 1996, December 31, 1995, and June 30, 1995, and the results of their operations and their cash flows for each of the three-, six- and twelve-month periods ended June 30, 1996, and 1995, in conformity with generally accepted accounting principles.




                                         ARTHUR ANDERSEN LLP
                                         ARTHUR ANDERSEN LLP
Los Angeles, California
August 2, 1996

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                         3 Months Ended              6 Months Ended             12 Months Ended
                                            June 30,                    June 30,                   June 30,
                                     -----------------------    -------------------------   ------------------------
                                        1996          1995         1996          1995         1996          1995
                                     ----------   ----------    ----------     ----------   ----------     ----------

Operating revenue                   $1,611,276    $1,737,894    $3,371,408     $3,459,677   $7,784,447    $7,835,103
                                    ----------    ----------    ----------     ----------   ----------    ----------
Fuel                                   129,663       120,566       241,354        267,538      588,770       733,076
Purchased power                        560,742       549,730     1,088,174      1,036,822    2,633,230     2,572,851
Provisions for regulatory
  adjustment clauses--net             (201,506)       16,693      (103,682)        45,454       80,607       139,665
Other operating expenses               340,658       302,820       613,285        586,131    1,253,684     1,282,549
Maintenance                             67,030        84,254       150,689        181,744      325,639       340,185
Depreciation and decommissioning       274,549       239,380       516,887        469,332    1,001,695       908,789
Income taxes                           133,514       111,807       241,959        234,475      567,177       530,602
Property and other taxes                49,058        51,327       102,565        104,135      198,667       203,120
                                    ----------    ----------    ----------     ----------   ----------    ----------
Total operating expenses             1,353,708     1,476,577     2,851,231      2,925,631    6,649,469     6,710,837
                                    ----------    ----------    ----------     ----------   ----------    ----------
Operating income                       257,568       261,317       520,177        534,046    1,134,978     1,124,266
                                    ----------    ----------    ----------     ----------   ----------    ----------
Provision for rate phase-in plan       (18,867)      (28,090)      (47,945)       (57,865)    (112,313)     (130,235)
Allowance for equity funds
  used during construction               3,066         4,999         7,468         10,523       16,026        17,382
Interest income                          7,431         9,579        17,635         17,785       37,495        34,479
Other nonoperating income
  (deductions)--net                     (8,186)       13,970         4,743         17,858       32,533        57,538
                                    ----------    ----------    ----------     ----------   ----------    ----------
Total other income
  (deductions)--net                    (16,556)          458       (18,099)       (11,699)     (26,259)      (20,836)
                                    ----------    ----------    ----------     ----------   ----------    ----------
Income before interest expense         241,012       261,775       502,078        522,347    1,108,719     1,103,430
                                    ----------    ----------    ----------     ----------   ----------    ----------
Interest on long-term debt              94,158        96,631       191,866        192,093      384,959       383,502
Other interest expense                  17,635        19,491        36,732         40,620       76,242        71,510
Allowance for borrowed funds
  used during construction              (1,927)       (3,796)       (4,695)        (7,990)     (11,193)      (14,626)
Capitalized interest                       (95)         (436)         (168)          (950)        (749)       (1,069)
                                    ----------    ----------    ----------     ----------   ----------    ----------
Total interest expense--net            109,771       111,890       223,735        223,773      449,259       439,317
                                    ----------    ----------    ----------     ----------   ----------    ----------
Net income                             131,241       149,885       278,343        298,574      659,460       664,113
Dividends on preferred stock             8,599         9,546        17,197         19,566       34,395        39,606
                                    ----------    ----------    ----------     ----------   ----------    ----------
Earnings available for
  common stock                      $  122,642    $  140,339    $  261,146     $  279,008   $  625,065    $  624,507
                                    ==========    ==========    ==========     ==========   ==========    ==========














The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                          June 30,     December 31,      June 30,
                                                                            1996           1995            1995
                                                                       --------------  ------------   --------------

ASSETS

Utility plant, at original cost                                         $20,120,028     $19,850,179     $19,455,895
Less--accumulated provision for depreciation
   and decommissioning                                                    8,905,410       8,569,265       8,129,802
                                                                        -----------     -----------     -----------
                                                                         11,214,618      11,280,914      11,326,093
Construction work in progress                                               644,791         727,865         832,665
Nuclear fuel, at amortized cost                                             124,621         139,411         124,559
                                                                        -----------     -----------     -----------
Total utility plant                                                      11,984,030      12,148,190      12,283,317
                                                                        -----------     -----------     -----------

Nonutility property--less accumulated provision
   for depreciation of $26,241, $25,454 and $31,815
   at respective dates                                                       88,606          70,191          79,284
Nuclear decommissioning trusts                                            1,342,500       1,260,095       1,090,764
Other investments                                                            84,189          65,963          63,299
                                                                        -----------     -----------     -----------
Total other property and investments                                      1,515,295       1,396,249       1,233,347
                                                                        -----------     -----------     -----------

Cash and equivalents                                                        515,045         261,767         479,600
Receivables, including unbilled revenue, less
   allowances of $22,550, $24,139 and $24,453 for
   uncollectible accounts at respective dates                               654,055         911,963         873,342
Fuel inventory                                                              105,821         114,357         127,738
Materials and supplies, at average cost                                     151,253         151,180         161,644
Accumulated deferred income taxes--net                                      341,224         476,725         326,711
Prepayments and other current assets                                         29,485         114,289          11,920
                                                                        -----------     -----------     -----------
Total current assets                                                      1,796,883       2,030,281       1,980,955
                                                                        -----------     -----------     -----------

Unamortized debt issuance and reacquisition
   expense                                                                  362,633         350,563         349,282
Rate phase-in plan                                                           83,709         129,714         189,465
Unamortized nuclear plant--net                                               16,770          67,185         119,808
Income tax-related deferred charges                                       1,754,879       1,723,605       1,814,766
Other deferred charges                                                      319,849         309,328         351,718
                                                                        -----------     -----------     -----------
Total deferred charges                                                    2,537,840       2,580,395       2,825,039
                                                                        -----------     -----------     -----------
Total assets                                                            $17,834,048     $18,155,115     $18,322,658
                                                                        ===========     ===========     ===========












The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts


                                                                          June 30,      December 31,     June 30,
                                                                            1996            1995           1995
                                                                         -----------    ------------    -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares outstanding
     at each date)                                                      $ 2,168,054     $ 2,168,054     $ 2,168,054
   Additional paid-in capital and other                                     227,062         208,683         202,096
   Retained earnings                                                      2,680,388       2,780,058       2,688,402
                                                                        -----------     -----------     -----------
                                                                          5,075,504       5,156,795       5,058,552
Preferred stock:
   Not subject to mandatory redemption                                      283,755         283,755         283,755
   Subject to mandatory redemption                                          275,000         275,000         275,000
Long-term debt                                                            5,030,731       5,215,117       5,393,037
                                                                        -----------     -----------     -----------
Total capitalization                                                     10,664,990      10,930,667      11,010,344
                                                                        -----------     -----------     -----------

Other long-term liabilities                                                 333,907         344,192         339,017
                                                                        -----------     -----------     -----------

Current portion of long-term debt                                           201,375           1,375           1,275
Short-term debt                                                             392,340         359,508         604,333
Accounts payable                                                            336,004         346,258         286,641
Accrued taxes                                                               468,912         550,384         563,409
Accrued interest                                                            101,999          86,494         107,496
Dividends payable                                                           112,320         138,334         139,011
Regulatory balancing accounts--net                                          226,828         337,867         113,613
Deferred unbilled revenue and other current liabilities                     756,491         778,476         791,764
                                                                        -----------     -----------     -----------
Total current liabilities                                                 2,596,269       2,598,696       2,607,542
                                                                        -----------     -----------     -----------

Accumulated deferred income taxes--net                                    3,261,382       3,310,322       3,390,083
Accumulated deferred investment tax credits                                 358,177         374,142         386,902
Customer advances and other deferred credits                                619,323         597,096         588,770
                                                                        -----------     -----------     -----------
Total deferred credits                                                    4,238,882       4,281,560       4,365,755
                                                                        -----------     -----------     -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)



Total capitalization and liabilities                                    $17,834,048     $18,155,115     $18,322,658
                                                                        ===========     ===========     ===========












The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                           3 Months Ended            6 Months Ended             12 Months Ended
                                              June 30,                  June 30,                   June 30,
                                         ---------------------     ---------------------     ------------------------
                                          1996         1995         1996          1995         1996           1995
                                        ---------   ---------      ---------   ---------    ----------     ----------
Cash flows from operating activities:
Net income                              $ 131,241    $ 149,885    $ 278,343   $ 298,574     $  659,460    $  664,113
Adjustments for non-cash items:
  Depreciation and
    decommissioning                       274,549      239,380      516,887      469,332     1,001,695       908,789
  Amortization                             25,701        9,738       53,589       21,799        99,854        73,807
  Rate phase-in plan                       17,660       25,010       46,005       51,265       105,756       116,753
  Deferred income taxes and
    investment tax credit                  71,534      (56,986)      36,525      (62,564)     (115,489)     (128,888)
  Other long-term liabilities             (39,895)       4,162      (10,285)      27,954        (5,110)       36,444
  Other--net                                8,315       (8,882)       5,510      (49,484)       54,731       (41,479)
Changes in working capital:
  Receivables                             210,287      (71,194)     257,908       28,748       219,287        32,291
  Regulatory balancing accounts          (212,526)      14,930     (111,039)      57,903       113,215       124,039
  Fuel inventory, materials
    and supplies                            4,515       (5,930)       8,463      (43,344)       32,308       (34,929)
  Prepayments and other
    current assets                         40,955       45,486       84,804       86,858       (17,565)          578
  Accrued interest and taxes             (190,587)     (49,910)     (65,967)      68,731       (99,994)       37,654
  Accounts payable and other
    current liabilities                    24,522       41,692      (32,239)        (974)       14,090        36,799
                                        ---------    ---------    ---------    ---------    ----------    ----------
Net cash provided by
  operating activities                    366,271      337,381    1,068,504      954,798     2,062,238     1,825,971
                                        ---------    ---------    ---------    ---------    ----------    ----------

Cash flows from financing activities:
Long-term debt issued                         313      294,506      397,607      393,922       397,514       395,248
Long-term debt repayments                      --      (16,495)    (406,372)    (216,495)     (612,380)     (217,695)
Preferred stock redemptions                    --      (75,000)          --      (75,000)           --       (75,000)
Nuclear fuel financing--net                 2,980       (1,821)      (5,457)      20,189         5,488         2,561
Short-term debt financing--net             85,805      142,790       32,832      (71,181)     (211,993)     (258,888)
Dividends paid                           (259,509)    (147,798)    (404,011)    (269,768)     (694,128)     (520,707)
                                        ---------    ---------    ---------    ---------    ----------    ----------
Net cash provided (used)
  by financing activities                (170,411)     196,182     (385,401)    (218,333)   (1,115,499)     (674,481)
                                        ---------    ---------    ---------    ---------    ----------    ----------

Cash flows from investing activities:
Additions to property and plant          (156,553)    (177,351)    (340,922)    (373,038)     (740,832)     (886,601)
Funding of nuclear decommissioning
  trusts                                  (36,657)     (48,399)     (72,632)     (72,557)     (150,671)     (126,725)
Unrealized gains on equity
  investments                              12,155        4,961       18,315        7,785        24,919         7,881
Other--net                                (26,926)      (6,629)     (34,586)     (11,147)      (44,710)      (13,556)
                                        ---------    ---------    ---------    ---------    ----------    ----------
Net cash used by
  investing activities                   (207,981)    (227,418)    (429,825)    (448,957)     (911,294)   (1,019,001)
                                        ---------    ---------    ---------    ---------    ----------    ----------
Net increase (decrease) in cash
  and equivalents                         (12,121)     306,145      253,278      287,508        35,445       132,489
Cash and equivalents, beginning
  of period                               527,166      173,455      261,767      192,092       479,600       347,111
                                        ---------    ---------    ---------    ---------    ----------    ----------
Cash and equivalents, end
  of period                             $ 515,045    $ 479,600    $ 515,045    $ 479,600    $  515,045   $   479,600
                                        =========    =========    =========    =========    ==========   ===========
Cash payments for interest and taxes:
Interest                                $  95,386    $ 104,200    $ 171,854    $ 176,500    $  378,169   $   360,200
Taxes                                     153,304      111,996      183,351      141,326       734,785       590,130

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                           3 Months Ended            6 Months Ended             12 Months Ended
                                              June 30,                  June 30,                   June 30,
                                       ----------------------     ----------------------    ------------------------
                                          1996         1995         1996         1995          1996         1995
                                      ----------    ----------    ---------- -----------    ----------     ----------

Balance at beginning of period        $2,737,651    $2,685,417   $2,780,058   $2,683,568    $2,688,402    $2,568,970
Net income                               131,241       149,885      278,343      298,574       659,460       664,113
Dividends declared on common
  stock                                 (179,888)     (136,590)    (360,799)    (273,410)     (633,062)     (504,311)
Dividends declared on preferred
  stock                                   (8,599)       (9,546)     (17,197)     (19,566)      (34,395)      (39,606)
Reacquired capital stock
  expense                                    (17)        (764)          (17)        (764)          (17)         (764)
                                      ----------    ----------   ----------   ----------    ----------    ----------
Balance at end of period              $2,680,388    $2,688,402   $2,680,388   $2,688,402    $2,680,388    $2,688,402
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

Certain prior-period amounts were reclassified to conform to the June 30, 1996, financial statement presentation.

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

Investments

Cash equivalents include tax-exempt investments ($433 million at June 30, 1996, $235 million at December 31, 1995, and $450 million at June 30,
1995), and time deposits and other investments ($50 million at June 30, 1996, $23 million at December 31, 1995, and $22 million at June 30, 1995) with maturities of three months or less.

Unrealized gains (losses) on equity investments are recorded as a separate component of shareholder's equity under "Additional paid-in capital and other." Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All investments are classified as available-for-sale.

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

In August 1992, the CPUC approved a settlement agreement between SCE and the CPUC's Division of Ratepayer Advocates (DRA) to discontinue operation of San Onofre Nuclear Generating Station Unit 1 at the end of its then-current fuel cycle because operation of the unit was no longer cost-effective. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE will recover its remaining investment by August 1996, earning an 8.98% rate of return on rate base.

In October 1994, the CPUC authorized accelerated recovery of SCE's nuclear plant investments by $75 million per year, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

In April 1996, the CPUC authorized, and SCE began accelerating, the recovery of its remaining investment of $2.6 billion in San Onofre Units
2 and 3. The accelerated recovery will continue through December 2003, earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs, including nuclear fuel and nuclear fuel financing costs and incremental capital expenditures at San Onofre Units 2 and 3 are subject to an incentive pricing plan whereby SCE receives about 4 cents per kilowatt-hour. Any differences from the incentive price will flow through to the shareholders. Beginning in 2004, after SCE's investment is fully recovered, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

The cost of nuclear fuel for Palo Verde, including disposal, is currently amortized to fuel expense on the basis of generation. Under CPUC rate-making procedures in effect for Palo Verde, nuclear-fuel financing costs are capitalized until the fuel is placed into production.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses are recorded in a balancing account, and any authorized but unspent RD&D funds at the end of the rate-case cycle are refunded to customers. RD&D expenses were $5 million, $9 million and $23 million for the three, six and twelve months ended June 30, 1996, respectively, and $9 million, $15 million and $52 million for the three, six and twelve months ended June 30, 1995, respectively.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 4.3%, 4.0% and 3.8% for the three, six and twelve month periods ended June 30, 1996, respectively, and 3.7%, 3.6% and 3.6% for the three, six and twelve months ended June 30, 1995, respectively.

Note 2.  Regulatory Matters

Performance-Based Ratemaking (PBR)

SCE originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision, as further discussed below, requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. In January 1996, SCE requested the CPUC approve its transmission and distribution PBR as filed. On July 3, 1996, a CPUC administrative law judge (ALJ) issued a proposed decision denying SCE's application. The ALJ concluded that PBR for SCE's transmission and distribution systems would be in effect for too short a period to provide meaningful benefits to SCE's shareholders or ratepayers (assuming the transfer of transmission to an independent system operator (ISO) under FERC jurisdiction on January 1, 1998), and that SCE should revise its PBR proposal to address only distribution following the FERC's order to split transmission and distribution services. On July 23, 1996, SCE filed comments rejecting the ALJ's proposal. A final CPUC decision is expected by year-end 1996. On July 15, 1996, SCE filed a PBR proposal for its hydroelectric plants and the proposed structure for performance-based local reliability contracts for fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the local reliability contracts, which are subject to FERC approval, would be in effect for up

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

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

o Creation of an ISO to have operational control of the utilities' transmission facilities and, therefore, control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the power exchange.

o Recovery of costs to transition to a competitive market (utility investments and obligations incurred to serve customers under the existing framework) through a non-bypassable charge, applied to all customers, called the competition transition charge (CTC).

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o     PBR for those utility services not subject to competition.

On March 19, 1996, SCE filed a plan outlining how it would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the power exchange is delayed; and prudently incurred costs associated with fuel supply, and transportation and storage contracts not being stranded by the divestiture.

On April 29, 1996, SCE, Pacific Gas & Electric Company and San Diego Gas
& Electric Company filed a proposal with the FERC regarding the creation of the independent power exchange and the ISO. On July 9, 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and power exchange through January 1, 1998. The loans would be backed by utility guarantees and SCE's share would be 45%. Once the ISO and power exchange are formed, they will repay the trust's loans and recover funds from future ISO and power exchange customers.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 1996, SCE filed a proposal with the CPUC related to separating the costs associated with generation, transmission, distribution, public goods programs and the CTC. The filing is in response to CPUC and FERC directives that electric services, such as transmission and distribution, be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who currently use utility services or begin utility service after this decision is effective. SCE estimates its potential transition costs through 2025 to be approximately $8.3 billion to $9.1 billion (1996 net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could require material revisions to such estimates. The potential transition costs are comprised of: $5.1 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $3.2 billion to $4.0 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the
CPUC) to provide service to customers.   Such commitments include the
recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre (as discussed in Note 1), nuclear decommissioning and certain other costs. The undepreciated book value of a utility's generation plant will be calculated on the amount in rate base as of the decision date.
Further, adverse financial consequences could result if an ambiguity in the CPUC's restructuring decision is not eliminated. The ambiguity relates to the recovery of capital expenditures made for SCE's fossil generation units in 1996 and beyond in the calculation of the CTC. SCE believes that recovery of such capital expenditures is consistent with the intent of the restructuring decision and filed a petition on March 25, 1996, to clarify the decision. If these efforts at clarification are unsuccessful, SCE estimates the negative effect on 1996 earnings to be approximately $50 million (pre-tax), based on SCE's 1996 capital budget for its fossil generation units.

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

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At June 30, 1996, these amounts totaled $1.3 billion, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

On April 24, 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which became effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC on July 9, 1996. The tariff became effective as of its filing date.

Mohave Generating Station

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. In December 1995, SCE and the DRA filed a settlement agreement. On July 17, 1996, the CPUC approved the settlement agreement which will result in a $39 million (including interest) refund to SCE's customers beginning in August 1996. This refund has been fully reflected in the financial statements.

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the DRA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. SCE and the DRA have filed several rounds of testimony on this issue. Hearings are scheduled for late 1996.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Palo Verde Rate-making Proposal

In February 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The filing was made in compliance with the CPUC's December 20, 1995, restructuring decision that directed SCE to file a rate-making proposal similar to the ratemaking approved for San Onofre in the 1995 general rate case. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996), over a seven-year period, beginning January 1, 1997, and ending in 2003. During the seven-year period, SCE's return on rate base for Palo Verde's sunk cost would be reduced to 7.35% from the current 9.55%, and SCE would have the opportunity to recover the incremental costs of continued operation of Palo Verde at approximately
3.4 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. Hearings are scheduled to begin in August with a decision expected by year-end 1996.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following June 30, 1996, are: 1997--$201 million; 1998--$576 million; 1999--$322 million; 2000--$330 million; and 2001--$400 million.

Long-term debt consisted of:

                                                             June 30,          December 31,        June 30,
                                                               1996                1995              1995
                                                          --------------        ------------     -------------
                                                                               (In millions)
First and refunding mortgage bonds:
 1997--2000 (5.45% to 7.5%)                                  $1,025               $1,025              $1,025
 2001--2005 (5.625% to 6.25%)                                   450                  450                 450
 2017--2026 (6.9% to 8.875%)                                  1,250                1,637               1,834
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                       1,205                1,205               1,207
Funds held by trustees                                           (2)                  (2)                 (2)
Debentures and notes:
 1998--2006 (5.6% to 8.25%)                                   1,195                  795                 795
Subordinated debentures:
 2044 (8-3/8%)                                                  100                  100                 100
Commercial paper for nuclear fuel                                65                   70                  59
Long-term debt due within one year                             (201)                  (1)                 (1)
Unamortized debt discount--net                                  (56)                 (64)                (74)
                                                             ------               ------              ------
Total                                                        $5,031               $5,215              $5,393
                                                             ======               ======              ======

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At June 30, 1996, available lines totaled $1.1 billion, with $600 million for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at June 30, 1996, December 31, 1995, and June 30, 1995, was $460 million, $433 million and $668 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.4%, 5.8% and 6.1%, at June 30, 1996, December 31, 1995, and June 30, 1995, respectively.

Other Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating rate long-term debt. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At June 30, 1996, SCE had pledged $5 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

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

Interest rate cap               $30 million                        fix interest rate exposure at
                                expires 1997                       6% over variable term of the
                                debt due 2027                      debt

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of financial instruments were:

                                        June 30,                  December 31,                 June 30,
                                          1996                        1995                       1995
                                  --------------------         -------------------        -----------------
                                     Cost       Fair            Cost       Fair             Cost       Fair
Instrument                           Basis      Value           Basis      Value            Basis      Value
- ----------                         --------    ------         --------    --------         -------     -----
                                                                  (In millions)
Financial assets:
Decommissioning trusts              $1,142      $1,343         $1,069     $1,260           $  991      $1,091
Equity investments                      11          61              9         41                9          34

Financial liabilities:
DOE decommissioning and
  decontamination fees                  58          46             58         49               62          50
Interest rate swap & cap                --          12             --         18               --          13
Long-term debt                       5,031       5,100          5,215      5,487            5,393       5,521
Preferred stock subject to
  mandatory redemption                 275         277            275        288              275         285

Financial assets are carried at their fair value based on quoted market prices. Financial liabilities are recorded at cost. Financial liabilities' fair values were based on: termination costs for the interest rate swap; brokers' quotes for long-term debt, preferred stock and the cap; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains on financial assets were:

                                                                June 30,         December 31,       June 30,
                                                                  1996               1995             1995
                                                              -------------      ------------     -------------
                                                                                 (In millions)
Decommissioning trusts:
  Municipal bonds                                                   $ 58              $ 52             $ 37
  Stocks                                                             103               122               33
  U.S. government issues                                              28                11               17
  Short-term and other                                                12                 6               13
                                                                    ----              ----             ----
                                                                     201               191              100
Equity investments                                                    50                32               25
                                                                    ----              ----             ----
Total                                                               $251              $223             $125
                                                                    ====              ====             ====

There were no unrealized holding losses on financial assets for all periods presented.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1996, SCE had the capacity to pay
$480 million in additional dividends and continue to maintain its authorized capital structure.

Authorized common stock is 560 million shares with no par value.
Authorized shares of preferred and preference stock are: $25 cumulative preferred--24 million; $100 cumulative preferred--12 million; and
preference--50 million.    All cumulative preferred stocks are redeemable.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mandatorily redeemable preferred stocks are subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity. There are no preferred stock redemption requirements for the next five years.

Cumulative preferred stock consisted of:


                                                June 30, 1996
                                         ---------------------------
                                          Shares        Redemption      June 30,     December 31,     June 30,
                                        Outstanding        Price          1996           1995           1995
                                        -----------      ----------   -------------   ------------  -------------
                                                                                     (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                             1,000,000        $ 25.50         $ 25           $ 25           $ 25
4.24                                     1,200,000          25.80           30             30             30
4.32                                     1,653,429          28.75           41             41             41
4.78                                     1,296,769          25.80           33             33             33
5.80                                     2,200,000          25.25           55             55             55
7.36                                     4,000,000          25.00          100            100            100
                                                                          ----           ----           ----
Total                                                                     $284           $284           $284
                                                                          ====           ====           ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                               750,000        $100.00         $ 75           $ 75           $ 75
6.45                                     1,000,000         100.00          100            100            100
7.23                                     1,000,000         100.00          100            100            100
                                                                          ----           ----           ----
Total                                                                     $275           $275           $275
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                                June 30,         December 31,       June 30,
                                                                  1996               1995             1995
                                                              -------------      ------------     -------------
                                                                                 (In millions)
Deferred tax assets:
Property-related                                                  $  256            $  276           $  266
Investment tax credits                                               213               222              229
Regulatory balancing accounts                                        148               166              102
Other                                                                600               674              582
                                                                  ------            ------           ------
Total                                                             $1,217            $1,338           $1,179
                                                                  ------            ------           ------
Deferred tax liabilities:
Property-related                                                  $3,630            $3,670           $3,702
Other                                                                507               501              540
                                                                  ------            ------           ------
Total                                                             $4,137            $4,171           $4,242
                                                                  ------            ------           ------

Accumulated deferred income taxes--net                            $2,920            $2,833           $3,063
                                                                  ======            ======           ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                      $3,261            $3,310           $3,390
Included in current assets                                           341               477              327

The current and deferred components of income tax expense were:

                                                  3 Months Ended        6 Months Ended        12 Months Ended
                                                     June 30,              June 30,              June 30,
                                                  -----------------     -----------------   ------------------
                                                  1996        1995       1996       1995      1996        1995
                                                  ------     ------     ------     ------    ------     ------
                                                                          (In millions)
Current:
Federal                                          $  30       $  111    $ 120       $ 203     $ 476       $ 466
State                                               11           41       52          64       154         135
                                                 -----        -----    -----       -----     -----       -----
                                                    41          152      172         267       630         601
                                                 -----        -----    -----       -----     -----       -----
Deferred--federal and state:
Accrued charges                                    (21)          (7)     (22)         (3)      (17)        (10)
Depreciation                                         2           10       (5)         12         4          38
Investment and energy tax credits--net              (6)          (8)     (13)        (13)      (25)        (22)
Nuclear Target Capacity Factor Reward                6           --        6          --         6          --
Rate phase-in plan                                  (7)         (10)     (18)        (21)      (43)        (48)
Regulatory balancing accounts                       83           (8)      34         (29)      (55)        (51)
Retirement of debt                                  (3)          (3)      (6)         (5)      (11)         (9)
State tax-privilege year                            (3)         (14)      36          20         4          10
Unbilled revenue                                    46          (17)      48         (22)       63          (9)
Workforce management                               (21)          --      (19)         --       (25)          --
Other                                              (4)           --       (4)         (2)      (17)        (28)
                                                 -----        -----    -----       -----     -----       -----
                                                    72          (57)      37         (63)     (116)       (129)
                                                 -----        -----    -----       -----     -----       -----
Total income tax expense                         $ 113        $  95    $ 209       $ 204     $ 514       $ 472
                                                 =====        =====    =====       =====     =====       =====
Classification of income taxes:
Included in operating income                     $ 134        $ 112    $ 242       $ 234     $ 567       $ 531
Included in other income                           (21)         (17)     (33)        (30)      (53)        (59)

The composite federal and state statutory income tax rate was 41.045% for all periods presented.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                           3 Months Ended           6 Months Ended          12 Months Ended
                                              June 30,                 June 30,                June 30,
                                          ------------------       ------------------      ------------------
                                          1996        1995         1996        1995        1996         1995
                                         ------      ------       ------      ------      ------       ------
Federal statutory rate                    35.0%       35.0%       35.0%         35.0%      35.0%        35.0%
Capitalized software                      (0.7)       (1.0)       (0.7)         (1.0)      (0.7)        (1.5)
Depreciation and related timing
  differences not deferred                 9.0         1.5         5.0           2.1        4.2          3.4
Investment and energy tax credits         (2.6)       (3.3)       (2.6)         (2.5)      (2.2)        (1.9)
State tax--net of federal deduction        7.7         8.1         7.2           5.8        7.1          5.7
Tax rate change                             --          --          --           2.1         --          0.9
Other                                     (2.2)       (1.4)       (1.0)         (0.9)       0.4           --
                                          ----        ----        ----          ----       ----         ----
Effective tax rate                        46.2%       38.9%       42.9%         40.6%      43.8%        41.6%
                                          ====        ====        ====          ====       ====         ====

Note 6.     Employee Benefit Plans

Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. SCE funds the plan on a level-premium actuarial method. These funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments. In June 1996, SCE recorded a $78 million pension gain from a special voluntary early retirement program.

The plan's funded status was:

                                                             June 30,         December 31,        June 30,
                                                               1996               1995              1995
                                                           --------------     -------------    --------------
                                                                              (In millions)
Actuarial present value of benefit obligation:
Vested benefits                                                 $2,071           $1,696            $1,285
Nonvested benefits                                                  70              210               158
                                                                ------           ------            ------
Accumulated benefit obligation                                   2,141            1,906             1,443
Value of projected future compensation levels                      300              479               481
                                                                ------           ------            ------
Projected benefit obligation                                    $2,441           $2,385            $1,924
                                                                ======           ======            ======

Fair value of plan assets                                       $2,782           $2,620            $2,396
                                                                ======           ======            ======

Plan assets greater than projected benefit
  obligation                                                    $ (341)          $ (235)          $  (472)
Unrecognized net gain                                              464              326               572
Unrecognized prior service cost                                   (126)              (6)               (5)
Unrecognized net obligation (17-year amortization)                 (46)             (49)              (52)
                                                                ------           ------            ------
Pension liability (asset)                                       $  (49)          $   36            $   43
                                                                ======           ======            ======
Discount rate                                                     8.5%            7.25%              8.5%
Rate of increase in future compensation                           5.0%             5.0%              5.0%
Expected long-term rate of return on assets                       8.0%             8.0%              8.0%

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                                        3 Months Ended           6 Months Ended           12 Months Ended
                                           June 30,                 June 30,                 June 30,
                                        --------------           ----------------         ---------------
                                        1996      1995          1996        1995          1996       1995
                                        ----      ----          ----        ----          ----       ----
                                                                  (In millions)

Service cost for benefits earned        $ 16      $  14         $ 33       $  28         $  62        $  59
Interest cost on projected
  benefit obligation                      44         39           87          77           166          152
Actual return on plan assets             (52)      (113)        (153)       (196)         (410)        (208)
Net amortization and deferral              2         67           52         105           215           32
                                        ----      -----         ----       -----         -----        -----
Pension expense under
  accounting standards                    10          7           19          14            33           35
Special termination
  expense (gain)                         (78)        --          (78)         --           (75)          15
Regulatory adjustment--
  deferred                                 4          6            9          11            20           13
                                        ----      -----         ----       -----         -----        -----
Net expense (gain)
  recognized                            $(64)     $  13         $(50)      $  25         $ (22)       $  63
                                        ====      =====         ====       =====          ====        =====

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55, with at least 10 years of service, are eligible for postretirement health and dental care, life insurance and other benefits. Health and dental care benefits are subject to deductibles, copayment provisions and other limitations.

In 1993, SCE adopted a new accounting standard for postretirement benefits other than pensions, which requires the expected cost of these benefits to be charged to expense during employees' years of service. SCE is amortizing its obligation related to prior service over 20 years.

SCE funds these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices. In June 1996, SCE recorded a $49 million special termination expense for post-retirement benefits other than pensions, due to a special voluntary early retirement program. Any difference between recognized expense and amounts authorized for rate recovery is not expected to be material (except for the above impact) and will be charged to earnings.

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of postretirement benefits other than pensions expense were:

                                        3 Months Ended           6 Months Ended           12 Months Ended
                                           June 30,                 June 30,                 June 30,
                                        --------------           ----------------         ---------------
                                        1996      1995          1996        1995          1996       1995
                                        ----      ----          ----        ----          ----       ----
                                                                  (In millions)

Service cost for benefits earned        $  9        $ 8         $ 19        $ 16          $ 37         $ 28
Interest cost on benefit
  obligation                              19         18           39          37            79           74
Actual return on plan assets              (9)        (7)         (19)        (13)          (33)         (22)
Amortization of loss                       2         --            4          --             5           --
Amortization of transition
  obligation                               7          9           13          17            23           35
                                        ----        ---         ----        ----          ----         ----
Net expense                               28         28           56          57           111          115
Special termination expense               49         --           49          --            49           --
                                        ----        ---         ----        ----          ----         ----
Total expense                           $ 77        $28         $105        $ 57          $160         $115
                                        ====        ===         ====        ====          ====         ====

The funded status of these benefits is reconciled to the recorded liability below:

                                                          June 30,           December 31,       June 30,
                                                            1996                 1995             1995
                                                        -------------        -------------    -------------
                                                                             (In millions)
Actuarial present value of benefit obligation:
Retirees                                                  $  573               $  402             $ 530
Employees eligible to retire                                  47                  103                49
Other employees                                              408                  556               322
                                                          ------               ------             -----
Accumulated benefit obligation                            $1,028               $1,061             $ 901
                                                          ======               ======             =====

Fair value of plan assets                                 $  515               $  400             $ 351
                                                          ======               ======             =====

Plan assets less than accumulated benefit
 obligation                                               $  513               $  661              $550
Unrecognized transition obligation                          (443)                (457)             (605)
Unrecognized prior service cost                              (15)                  --                --
Unrecognized net loss (gain)                                  (5)                (203)               50
                                                          ------               ------             -----
Recorded liability (asset)                                $   50               $    1             $  (5)
                                                          ======               ======             =====

Discount rate                                                8.5%                 7.5%             8.75%
Expected long-term rate of return on assets                  8.5%                 8.5%              8.5%

The assumed rate of future increases in the per-capita cost of health care benefits is 10% for 1996, gradually decreasing to 5% for 2003 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of June 30, 1996, by $166 million and annual aggregate service and interest costs by $20 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plan

SCE has a 401(k) stock plan designed to supplement employees' retirement income. The plan received employer contributions of $5 million, $10 million and $19 million for the three, six and twelve months ended June 30, 1996, respectively, and $5 million, $10 million and $21 million for the three, six and twelve months ended June 30, 1995, respectively.

Note 7.  Jointly Owned Utility Projects

SCE owns an interest in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of June 30, 1996, was:

                                                    Plant in       Accumulated         Under        Ownership
                                                     Service      Depreciation     Construction     Interest
                                                    --------      ------------     ------------     ---------
                                                                  (In millions)
Transmission systems:
  Eldorado                                            $   29         $    8             $ --            60%
  Pacific Intertie                                       225             71               12            50
Generating stations:
  Four Corners Units 4 and 5 (coal)                      460            234                3            48
  Mohave (coal)                                          293            143               13            56
  Palo Verde (nuclear)                                 1,585            391               13            16
  San Onofre (nuclear)                                 4,185          1,674               11            75
                                                      ------         ------             ----
Total                                                 $6,777         $2,521             $ 52
                                                      ======         ======             ====

Note 8.     Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at June 30, 1996, were:

Year ended December 31,                                                                   (In millions)
1996                                                                                          $10
1997                                                                                           18
1998                                                                                           15
1999                                                                                           11
2000                                                                                            8
Thereafter                                                                                     13
                                                                                              ---
Total                                                                                         $75
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, is expected to be stored until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $36 million, $73 million and $151 million for the three, six and twelve months ended June 30, 1996, respectively, and $40 million, $73 million and $127 million for the three, six and twelve months ended June 30, 1995, respectively. The accumulated provision for decommissioning was $884 million at June 30, 1996, $823 million at December 31, 1995, and $757 million at June 30, 1995. The estimated costs to decommission San Onofre Unit 1 ($263 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                           Maturity          June 30,          December 31,       June 30,
                                             Dates             1996               1995              1995
                                          ----------       -------------     ---------------    -------------
                                                                               (In millions)
Municipal bonds                            1998-2022          $  366            $  348             $  328
Stocks                                         --                525               390                365
U.S. government issues                     1997-2026             180               145                164
Short-term and other                       1996-2004              71               186                134
                                                              ------            ------             ------
Total                                                         $1,142            $1,069             $  991
                                                              ======            ======             ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $11 million, $23 million and $51 million for the three, six and twelve months ended June 30, 1996, respectively, and $15 million, $23 million and $29 million for the three, six and twelve months ended June 30, 1995, respectively. Proceeds from the sale of securities (which are reinvested) were $219 million, $587 million and $1.1 billion for the three, six and twelve months ended June 30, 1996, respectively, and $267 million, $498 million and $1.2 billion for the three, six and twelve months ended June 30, 1995, respectively. Approximately 88% of the trust fund contributions were tax-deductible.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain commitments for the years 1996 through 2000 are estimated below:

                                                               1996      1997     1998      1999      2000
                                                              ------    ------   ------    ------    ------
                                                                              (In millions)
Projected construction expenditures                            $  751   $  729   $  612    $  658    $  654
Fuel supply contracts                                             282      216      236       228       246
Purchased-power capacity payments                                 725      714      722       724       726
Unconditional purchase obligations                                 12       12       12        12        12

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE's recorded estimated minimum liability to remediate its 58 identified sites was $114 million at June 30, 1996. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $95 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has settled insurance claims with most of its carriers, and is continuing to pursue additional recovery. Costs incurred at the remaining 34 sites are expected to be recovered through customer rates. SCE has filed a request with the CPUC to add 11 of these sites (the estimated minimum liability is $6 million) to the incentive mechanism. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve months ended June 30, 1996, were $4 million.

Based on currently available information, SCE believes it unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $42 million per year. Insurance premiums are charged to operating expense.

SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

In the following Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as the outcome of state and federal regulatory proceedings affecting the restructuring of the electric utility industry, the impacts of new laws and regulations relating to restructuring and other matters, the effects of increased competition in the electric utility business, and changes in prices of electricity and costs for fuel.

RESULTS OF OPERATIONS

Earnings

Southern California Edison Company's (SCE) earnings for the three-, six- and twelve-month periods ended June 30, 1996, were $123 million, $261 million and $625 million, respectively, compared with $140 million, $279 million and $625 million for the same periods in 1995. Excluding after-tax special charges of $18 million in the fourth quarter of 1994, $4 million in the first quarter of 1995, $5 million in the second quarter of 1995, $6 million in the third quarter of 1995 and $32 million in the second quarter of 1996, all related to workforce management, SCE's earnings increased $9 million, $5 million and $12 million, respectively, for the three, six and twelve months ended June 30, 1996, compared to the year-earlier periods. The quarterly and year-to-date increases reflect improved operating performance despite the lower authorized return on common equity and lower authorized operating expenses. The twelve-months-ended increase reflects the higher overall authorized return on common equity that was in effect during the period July 1, 1995, through June 30, 1996. This increase was partially offset by the financial effects of the 1995 general rate case settlement.

Operating Revenue

Operating revenue decreased during the three and six months ended June
30, 1996, due to a 4.4% decline in California Public Utilities Commission
(CPUC)-authorized rates effective April 1996. Additionally, SCE refunded $179 million to ratepayers in June 1996 as part of a CPUC-ordered $237 million refund of an energy-cost balancing account overcollection; the remainder will be refunded during third quarter 1996. The rate decline was partially offset by an increase in kilowatt-hour sales of 4% and 1%, respectively, for the three and six months ended June 30, 1996. About 99% of operating revenue is from retail sales. Retail sales are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, Edison announced its intention to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% (from
10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour), after adjusting for inflation. In February 1996, the CPUC approved a system-wide rate reduction which will drop the average price per kilowatt-hour from 10.7 cents to 10.1 cents.

Operating Expenses

Fuel expense increased 8% during the second quarter of 1996, compared to the same period in 1995, primarily due to higher gas prices. For the six and twelve months ended June 30, 1996, compared to the year-earlier
<page 27>
periods, fuel expense decreased mainly due to decreased power generation resulting from increased power purchases on the open market. In addition, the twelve-months-ended decrease reflects a 31% increase in hydro generation.

Purchased-power expense was virtually unchanged for all periods presented. SCE makes federally required power purchases from nonutility generators based on contracts with CPUC-mandated pricing. Energy prices under these contracts are generally higher than other energy sources. During the twelve-month period ended June 30, 1996, SCE paid about $1.8 billion (including energy and capacity payments) more than the cost of power available from other sources due to these federally required purchases.

Provisions for regulatory adjustment clauses decreased substantially for the three, six and twelve months ended June 30, 1996, compared to the year-earlier periods. The decrease is due mainly to the energy-cost-balancing account-related refund as discussed above, as well as undercollections related to the accelerated recovery of SCE's remaining investment in San Onofre Nuclear Generating Station Units 2 and 3 (see discussion in Regulatory Matters).

Before special charges for workforce management costs, other operating expenses declined primarily due to ongoing cost reduction efforts.

Maintenance expense decreased 20% and 17%, respectively, for the three and six months ended June 30, 1996, compared with the year-earlier periods, due to higher expenses in the first half of 1995 from a scheduled refueling and maintenance outage at San Onofre Unit 2.

Depreciation and decommissioning expense increased 15%, 10% and 10%, respectively, for the three, six and twelve month periods ended June 30, 1996, compared to the year-earlier periods. The increase is primarily due to SCE's accelerated recovery of its investment in San Onofre Unit 2 and Unit 3, which began April 14, 1996, as part of an agreement with the CPUC (see discussion in Regulatory Matters). The twelve months ended increase also reflects an increase in the depreciation accrual rates effective January 1, 1995.

Income taxes increased for the three, six and twelve months ended June 30, 1996, compared to 1995, mainly due to an increase in deferred taxes resulting from the agreement to accelerate recovery of San Onofre Units 2 and 3.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde Nuclear Generating Station. The deferred revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plan ended in February 1996 for Unit 1, and will end in September 1996 and January 1998, respectively, for Units 2 and 3. The provision is a non-cash offset to the collection of deferred revenue.

Interest income decreased 22% during the quarter ended June 30, 1996, compared to the same period in 1995, due to lower interest rates.

Other nonoperating income decreased for the three, six and twelve months ended June 30, 1996, compared to the same periods in 1995, primarily due to additional accruals for regulatory matters in the second quarter of 1996.

Interest Expense

Other interest expense decreased 10% for the three and six months ended June 30, 1996, compared to the corresponding periods of the prior year, due to the lower levels of short-term debt and lower interest rates.

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

In January 1995, Edison International authorized the repurchase of up to $150 million (increased to $300 million on April 18, 1996) of its common stock. As excess cash becomes available, SCE intends to pay cash dividends to Edison International, while maintaining its CPUC-authorized capital structure. Edison International has repurchased 10,876,223 shares ($177 million) through August 2, 1996, funded by dividends from its subsidiaries.

For the second quarter of 1996, SCE's cash flow coverage of dividends decreased to 1.4 times from 2.3 times compared to the year-earlier period, reflecting the additional cash needs of Edison International. For the twelve months ended June 30, 1996, the cash flow coverage of dividends decreased to 3.0 times from 3.5 times compared to the same period last year, primarily due to maturities of long-term debt.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $366 million, $1.1 billion and $2.1 billion for the three-, six- and twelve-month periods ended June 30, 1996, respectively, compared with $337 million, $955 million and $1.8 billion for the same periods in 1995. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of June 30, 1996, SCE could issue approximately $7.2 billion of additional first and refunding mortgage bonds and $4.0 billion of preferred stock at current interest and dividend rates.

At June 30, 1996, SCE had available lines of credit of $1.1 billion, with $600 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates. The majority have five-year terms.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1996, SCE had the capacity to pay $480 million in additional dividends and continue to maintain its authorized capital structure.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and funding of nuclear decommissioning trusts. As further discussed in Note 9 to the Consolidated Financial Statements, decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2070. This estimate is based on SCE's current-dollar decommissioning
<page 29>
costs ($2.0 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $100 million per year (until decommissioning begins).

Projected Capital Requirements

SCE's projected capital requirements for the next five years are: 1996-- $751 million; 1997--$729 million; 1998--$612 million; 1999--$658 million;
and 2000--$654 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 1996, are: 1997--$201 million; 1998--$576 million; 1999--$322 million; 2000--$330 million; and 2001--$400 million.

REGULATORY MATTERS

SCE's 1996 CPUC-authorized revenue decreased $575 million, or 7.5%, including a one-time bill credit of $237 million (which had no impact on operating income) and was related to lower fuel costs than originally estimated. The remaining $338 million revenue reduction is primarily for a $242 million decrease in fuel costs, a $53 million decrease for lower costs of debt and equity (discussed below), a $24 million decrease for lower nuclear refueling costs, and a $9 million decrease related to the 1995 general rate case (discussed below).

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a decrease of $44 million for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return over an eight-year period. In April 1996, SCE began accelerating the recovery of its remaining investment of $2.6 billion. The accelerated recovery will continue through December 2003, earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, through which SCE receives about 4 cents per kilowatt-hour. Any differences from the incentive price will flow through to shareholders. Beginning in 2004, after SCE's investment is fully recovered, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

The CPUC's 1996 cost-of-capital decision authorized an increase to SCE's equity ratio from 47.75% to 48% and authorized SCE an 11.6% return on common equity, compared to 12.1% for 1995. This decision, excluding the effects of other rate actions, would reduce 1996 earnings by approximately $19 million.

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. The CPUC ordered a second phase of this proceeding to quantify the disallowance. In December 1995, SCE and the CPUC's Division of Ratepayer Advocates (DRA) filed a settlement agreement. On July 17, 1996, the CPUC approved the settlement which will result in a $39 million (including interest) refund to SCE's customers beginning in August 1996. This refund has been fully reflected in the financial statements.

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the DRA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and
<page 30>
supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. SCE and the DRA have filed several rounds of testimony on this issue. Hearings are scheduled for late 1996.

In February 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The filing was made in compliance with the CPUC's December 20, 1995, restructuring decision that directed SCE to file a rate-making proposal similar to the ratemaking approved for San Onofre in the 1995 general rate case. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996), over a seven-year period, beginning January 1, 1997, and ending in 2003. During the seven-year period, SCE's return on rate base for Palo Verde's sunk cost would be reduced to 7.35% from the current 9.55%, and SCE would have the opportunity to recover the incremental costs of continued operation of Palo Verde at approximately
3.4 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. Hearings are scheduled to begin in August with a decision expected by year-end 1996.

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

On December 20, 1995, the CPUC issued its decision on restructuring California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer choice. The transition to a competitive electric market would begin January 1, 1998, with all consumers participating by 2003. Key elements of the decision include:

o Creation of an independent power exchange to manage electric supply and demand. California's investor-owned utilities would be required to purchase from, and sell to, the exchange all of their power during the transition period, while other generators could voluntarily participate.

o Creation of an independent system operator (ISO) to have operational control of the utilities' transmission facilities and, therefore, to control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the power exchange.

o Recovery of costs to transition to a competitive market (utility investments and obligations incurred to serve customers under the existing framework) through a non-bypassable charge, applied to all customers, called the competition transition charge (CTC).

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

o Performance-based ratemaking (PBR) for those utility services not subject to competition.

SCE originally filed for a PBR mechanism in 1993, requesting a revenue-indexing formula to combine operating expenses and capital-related costs into a single index to determine most of its revenue (excluding fuel) from 1996-2000. The filing was subsequently divided between transmission and distribution, and power generation. Hearings concluded on the transmission and distribution phase in December 1994. The CPUC's restructuring decision requested comments addressing whether SCE's transmission and distribution PBR proposal should be amended or reviewed as filed. In January 1996, SCE requested the CPUC approve its transmission and distribution PBR as filed. On July 3, 1996, a CPUC administrative law judge (ALJ) issued a proposed decision denying SCE's application. The ALJ concluded that PBR for SCE's transmission and distribution systems would be in effect for too short a period to provide meaningful benefits to SCE's shareholders or ratepayers (assuming the transfer of transmission to an ISO under FERC jurisdiction on January 1,
1998) and that SCE should revise its PBR proposal to address only distribution following the FERC's order to split transmission and distribution services. On July 23, 1996, SCE filed comments rejecting the ALJ's proposal. A final CPUC decision is expected by year-end 1996. On July 15, 1996, SCE filed a PBR proposal for its hydroelectric plants and the proposed structure for performance-based local reliability contracts for fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

On March 19, 1996, SCE filed a plan outlining how it would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the power exchange is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

On April 29, 1996, SCE, Pacific Gas & Electric Company and San Diego Gas
& Electric Company filed a proposal with the FERC regarding the creation of the independent power exchange and the ISO. On July 9, 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and power exchange through January 1, 1998. The loans would be backed by utility guarantees and SCE's share would be 45%. Once the ISO and power exchange are formed, they will repay the trust's loans and recover funds from future ISO and power exchange customers.

On July 15, 1996, SCE filed a proposal with the CPUC related to separating the costs associated with generation, transmission, distribution, public goods programs and the CTC. The filing is in response to CPUC and FERC directives that electric services, such as transmission and distribution, be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers.

SCE estimates its potential transition costs through 2025 to be approximately $8.3 billion to $9.1 billion (1996 net present value), based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of: $5.1 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $3.2 billion to $4.0 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such
<page 32>
commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre, nuclear decommissioning and certain other costs. The undepreciated book value of a utility's generation plant will be calculated on the amount in rate base as of the decision date. Further, adverse financial consequences could result if an ambiguity in the CPUC's restructuring decision is not eliminated. The ambiguity relates to the recovery of capital expenditures made for SCE's fossil generation units in 1996 and beyond in the calculation of the CTC. SCE believes that recovery of such capital expenditures is consistent with the intent of the restructuring decision and filed a petition on March 25, 1996, to clarify the decision. If these efforts at clarification are unsuccessful, then SCE estimates the negative effect on 1996 earnings to be approximately $50 million (pre-tax), based on SCE's 1996 capital budget for its fossil generation units.

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

If revisions are made to the CPUC's restructuring decision that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At June 30, 1996, these amounts totaled $1.3 billion primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if revisions are made to the CPUC's restructuring decision that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict when, or if, a consensus on restructuring will be reached, what revisions will ultimately be made in the CPUC's restructuring plan in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

On April 24, 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which became effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to
<page 33>
providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC on July 9, 1996. The tariff became effective as of its filing date.

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

SCE's recorded estimated minimum liability to remediate its 58 identified sites was $114 million at June 30, 1996, and 1995. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 71% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 24 of its sites, representing $95 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund this remaining
10%, with the opportunity to recover these costs from insurance carriers and other third-parties. SCE has settled insurance claims with most of its carriers, and is continuing to pursue additional recovery. Costs incurred at the remaining 34 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve months ended June 30, 1996, were $4 million.

Based on currently available information, SCE believes it unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments,
<page 34>
including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

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

SCE's projected capital expenditures to protect the environment are $653 million for the 1996-2000 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PALO VERDE STEAM TUBE RUPTURE

In 1993, a steam generator tube ruptured at Palo Verde Unit 2; additional cracking was found in other tubes. Arizona Public Service Company (APS), the operating agent for Palo Verde, has taken, and will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units. APS believes that the steam generators in only one of the units will have to be replaced within five to ten years. Based on APS' 100% share estimate, SCE estimates its share of the costs to be between $22 million and $24 million, plus replacement power costs which are subject to CPUC reasonableness review. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

WORKFORCE REDUCTIONS

During second quarter 1996, SCE recorded a one time charge against earnings of $54 million for workforce management costs, as it expects to reduce its non-represented workforce by approximately 3,100 employees by year-end 1996. These workforce reductions are related to a voluntary retirement offer for non-represented employees and outsourcing certain operations. SCE has reached tentative agreement, subject to ratification votes, on a similar voluntary retirement program for represented employees which could increase the total charge against earnings to approximately $70 million by year-end. Any additional amounts charged to earnings will depend on the number of represented employees who accept the offer.

PROPOSED NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has recently issued an exposure draft, which would establish accounting standards for the recognition and measurement of closure and removal obligations. The exposure draft would
<page 35>
require the estimated present value of an obligation to be recorded as a liability, along with a corresponding increase in the plant or regulatory asset accounts when the obligation is incurred. If the exposure draft is approved in its present form, it would affect SCE's accounting practices for decommissioning of its nuclear power plants, obligations for coal mine reclamation costs, and any other activities related to the closure or removal of long-lived assets. SCE does not believe that the accounting changes proposed in the exposure draft would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualifying Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Southern California Edison Company ("SCE") in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy ("EME") (a subsidiary of Edison International) until April of this year when EME sold its interests in the projects to its nationwide partner. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs alleged that the past underpayments totaled at least $21,000,000. In other court filings, plaintiffs have contended that the total amount of additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60,000,000. In addition to seeking compensatory damages and declaratory relief, the fourth amended complaint also seeks unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After a number of continuances, the matter was set for trial on June 18, 1996. On May 1, 1996, the parties entered into an agreement providing for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, SCE has paid a settlement amount jointly to the plaintiffs and the parties have resolved all claims prior to January 1, 1996. SCE intends to seek recovery of this payment in its annual Energy Cost Adjustment Clause ("ECAC") filing. SCE has also agreed, subject to California Public Utilities Commission ("CPUC") approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have retained the right to continue the lawsuit as to the period after December 31, 1995, in the event CPUC approval of the increased payments is not obtained.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. In March 1995, a ninth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases in that court. SCE has responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for writ of mandate, prohibition or other appropriate relief, requesting that the Court of Appeal issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. A pending summary adjudication motion in the

Kern County case has been withdrawn in light of the Court of Appeal decision. Furthermore, pursuant to stipulation of the parties, the Kern County case was ordered on April 3, 1996, to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. As a result of the coordination, the April 22, 1996 trial date for the Kern County case was stricken. On February 6, 1996, plaintiffs in one of the actions filed their first amended and supplemental complaint. On March 6, 1996, SCE filed its new answer, denying the material allegations of the first amended and supplemental complaint. On April 16, 1996, SCE filed a motion for summary adjudication of certain of the causes of action in this complaint. After hearing, the motion was denied without prejudice. Plaintiffs' motion to consolidate all eight Los Angeles cases for jury trial was denied without prejudice on March 25, 1996. However, SCE and all of the plaintiffs, with the exception of Flowind Corporation, subsequently entered into a court-approved stipulation whereby the cases involving the stipulating plaintiffs have been consolidated for trial commencing on January 27, 1997 in return for these plaintiffs' waiver of a jury trial. No trial date has been established for Flowing Corporation's claims. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through SCE's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Report on Form 10-Q for the period ended March 31, 1996.

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

Supplemental documentation prepared by the four named plaintiffs in the Second Case, two Employee-Plaintiffs and their respective spouses, indicates they allege compensatory damages of approximately $13,500,000 plus unspecified punitive damages. On April 18, 1995, Grubb & Ellis filed a cross-complaint against the other codefendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. This case has been stayed pending appellate review of the trial judge's sanction order against the plaintiffs' attorneys. The Court of Appeals has set oral argument on this issue for January 21, 1997.

A third case was filed in Orange County Superior Court and served on SCE in March 1995. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from SCE facilities which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental
<page 38>
documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5,500,000, plus unspecified punitive damages. No trial date has been set in this case.

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Report on Form 10-Q for the period ended March 31, 1996.

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

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the Court ruled in favor of plaintiffs' request to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On July 26, 1996, the court entered judgment in favor of SCE dismissing the remaining claim. Plaintiffs have indicated that they will appeal this ruling to the Ninth Circuit Court of Appeals. Trial of the case against the other defendants may be delayed pending this appeal decision and appeal decisions from other issues regarding the other parties. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

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

On November 17, 1995, a SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs allege that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the claims of the employee was granted on March 19, 1996. A trial date will be set at the pretrial conference that is scheduled for December 2, 1996, relative to his wife's claims.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer to the complaint denied all material allegations.

On February 20, 1996, an individual employed by various contractors intermittently at San Onofre from 1984 to 1993, and who was employed by SCE as a temporary security officer in 1994, sued SCE in Orange County municipal court for undiagnosed injuries he allegedly sustained as a result of radiation exposure at San Onofre. In the complaint, plaintiff seeks $25,000 in compensatory damages. This case was removed to the U.S. District for the Southern District of California. SCE's answer to the complaint, filed on July 2, 1996, denied all material allegations.

With the exception of the last of the above-mentioned matters, these matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Report on Form 10-Q for the period ended March 31, 1996.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against Edison International and SCE on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs seek injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. Edison International and SCE have responded by denying the material allegations of the complaint and asserting several affirmative defenses. On May 2, 1996, SCE and the Equal Employment Opportunity Commission ("EEOC") stipulated to the EEOC's intervention in the action.
<page 40>
Subsequently, on May 9, 1996, the Court entered an order allowing the EEOC to intervene.

Following extensive negotiations, the parties, including the EEOC entered into a settlement agreement in the form of a proposed consent decree. On May 13, 1996, the Court preliminarily approved the proposed consent decree, and a hearing on final approval of the decree was scheduled for July 22, 1996. At the July 22 hearing on final approval, the Court raised concerns about some elements of the proposed consent decree. Because of the Court's concerns, the parties negotiated revisions to the consent decree and submitted a revised consent decree to the Court. The Court granted preliminary approval to the revised decree on August 5, 1996 and set a hearing to determine final approval for September 24, 1996.

The consent decree now before the Court calls for the certification of a class of all African-American employees of SCE from January 1, 1989 to May 13, 1996, for purposes of monetary relief, and from January 1, 1989 to the expiration of the decree for purposes of injunctive relief. Under the proposed decree, SCE would be required to pay $11,250,000 to a settlement fund for the class within fourteen days of final approval. After prescribed review, individual class members with adequately supported claims of discrimination or racial harassment would be paid from the fund as specified in the consent decree. The consent decree also would require SCE to implement or revise certain provisions regarding career development and equal employment opportunity/diversity training, and human resources processes.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Report on Form 10-Q for the period ended March 31, 1996.

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

                                           SOUTHERN CALIFORNIA EDISON COMPANY
                                                                   (Registrant)



                                           By           R. K. BUSHEY
                                              ----------------------------------
                                                        R. K. BUSHEY
                                                Vice President and Controller



                                           By            K. S. STEWART
                                              ----------------------------------
                                                         K. S. STEWART
                                                   Assistant General Counsel

August 13, 1996