Form 10-Q
period 1996-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 1996-11-13
CIK 92103

PAGE

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                     FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               September 30, 1996
                                ---------------------------------------
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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                          Outstanding at November 7, 1996
--------------------------                ------------------------------
Common Stock, no par value                          434,888,104
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                 Page
                                                                  No.
                                                                 ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

        Report of Independent Public Accountants                   2

        Consolidated Statements of Income--Three, Nine and
            Twelve Months Ended September 30, 1996, and 1995       3

        Consolidated Balance Sheets--September 30, 1996,
            December 31, 1995, and September 30, 1995              4

        Consolidated Statements of Cash Flows--
            Three, Nine and Twelve Months Ended
            September 30, 1996, and 1995                           6

        Consolidated Statements of Retained Earnings--
            Three, Nine and Twelve Months Ended
            September 30, 1996, and 1995                           7

        Notes to Consolidated Financial Statements                 8

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition            28

Part II.  Other Information:

   Item 1.  Legal Proceedings                                     38

   Item 6.  Exhibits and Reports on Form 8-K                      44

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of September 30, 1996, December 31, 1995, and September 30, 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1996, and 1995. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of September 30, 1996, December 31, 1995, and September 30, 1995, and the results of their operations and their cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1996, and 1995, in conformity with generally accepted accounting principles.




                                         ARTHUR ANDERSEN LLP
                                         ARTHUR ANDERSEN LLP
Los Angeles, California
November 6, 1996

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                        3 Months Ended            9 Months Ended            12 Months Ended
                                         September 30,             September 30,             September 30,
                                   -----------------------   -------------------------   ------------------------
                                      1996          1995         1996         1995          1996          1995
                                   ----------   ----------   ----------     ----------   ----------    ----------

Operating revenue                  $2,346,229   $2,509,877   $5,717,637     $5,969,553   $7,620,798    $7,815,198
                                   ----------   ----------   ----------     ----------   ----------    ----------
Fuel                                  220,563      196,266      461,917        463,806      613,067       668,109
Purchased power                       938,588      917,547    2,026,762      1,954,370    2,654,271     2,567,584
Provisions for regulatory
  adjustment clauses--net             (66,531)     146,463     (170,214)       191,918     (132,387)      164,592
Other operating expenses              263,417      305,133      876,705        891,263    1,211,970     1,269,087
Maintenance                            66,933       86,080      217,622        267,823      306,492       349,473
Depreciation and decommissioning      278,181      239,402      795,068        708,734    1,040,475       922,892
Income taxes                          218,278      201,358      460,234        435,832      584,097       535,578
Property and other taxes               45,182       48,384      147,748        152,519      195,465       199,920
                                   ----------   ----------   ----------     ----------   ----------    ----------
Total operating expenses            1,964,611    2,140,633    4,815,842      5,066,265    6,473,450     6,677,235
                                   ----------   ----------   ----------     ----------   ----------    ----------
Operating income                      381,618      369,244      901,795        903,288    1,147,348     1,137,963
                                   ----------   ----------   ----------     ----------   ----------    ----------
Provision for rate phase-in plan      (22,021)     (33,082)     (69,966)       (90,947)    (101,252)     (126,121)
Allowance for equity funds
  used during construction              3,466        4,392       10,934         14,915       15,100        17,967
Interest income                         9,056        9,993       26,691         27,775       36,559        35,399
Other nonoperating income
  (deductions)--net                    (6,534)      14,089       (1,792)        31,951       11,911        57,746
                                   ----------   ----------   ----------     ----------   ----------    ----------
Total other income
  (deductions)--net                   (16,033)      (4,608)     (34,133)       (16,306)     (37,682)      (15,009)
                                   ----------   ----------   ----------     ----------   ----------    ----------
Income before interest expense        365,585      364,636      867,662        886,982    1,109,666     1,122,954
                                   ----------   ----------   ----------     ----------   ----------    ----------
Interest on long-term debt             94,386       96,309      286,252        288,402      383,037       384,332
Other interest expense                 18,277       20,766       55,008         61,386       73,751        76,245
Allowance for borrowed funds
  used during construction             (2,179)      (3,335)      (6,874)       (11,326)     (10,038)      (14,229)
Capitalized interest                     (479)        (494)        (647)        (1,444)        (734)       (1,555)
                                   ----------   ----------   ----------     ----------   ----------    ----------
Total interest expense--net           110,005      113,246      333,739        337,018      446,016       444,793
                                   ----------   ----------   ----------     ----------   ----------    ----------
Net income                            255,580      251,390      533,923        549,964      663,650       678,161
Dividends on preferred stock            8,599        8,599       25,796         28,165       34,395        38,185
                                   ----------   ----------   ----------     ----------   ----------    ----------
Earnings available for
  common stock                     $  246,981   $  242,791   $  508,127     $  521,799   $  629,255    $  639,976
                                   ==========   ==========   ==========     ==========   ==========    ==========














The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                     September 30,  December 31,    September 30,
                                                                         1996           1995            1995
                                                                    --------------  ------------   --------------

ASSETS

Utility plant, at original cost                                      $20,259,757     $19,850,179    $19,628,641
Less--accumulated provision for depreciation
  and decommissioning                                                  9,149,918       8,569,265      8,360,622
                                                                     -----------     -----------    -----------
                                                                      11,109,839      11,280,914     11,268,019
Construction work in progress                                            605,774         727,865        791,058
Nuclear fuel, at amortized cost                                          150,092         139,411        152,668
                                                                     -----------     -----------    -----------
Total utility plant                                                   11,865,705      12,148,190     12,211,745
                                                                     -----------     -----------    -----------

Nonutility property--less accumulated provision
  for depreciation of $26,129, $25,454 and $31,094
  at respective dates                                                     81,585          70,191         78,269
Nuclear decommissioning trusts                                         1,401,553       1,260,095      1,172,079
Other investments                                                         82,456          65,963         67,916
                                                                     -----------     -----------    -----------
Total other property and investments                                   1,565,594       1,396,249      1,318,264
                                                                     -----------     -----------    -----------

Cash and equivalents                                                     649,450         261,767        407,895
Receivables, including unbilled revenue, less
   allowances of $25,863, $24,139 and $23,326 for
   uncollectible accounts at respective dates                          1,122,248         911,963      1,174,757
Fuel inventory                                                            76,202         114,357        118,286
Materials and supplies, at average cost                                  153,820         151,180        156,797
Accumulated deferred income taxes--net                                   458,411         476,725        465,573
Prepayments and other current assets                                     143,230         114,289        141,961
                                                                     -----------     -----------    -----------
Total current assets                                                   2,603,361       2,030,281      2,465,269
                                                                     -----------     -----------    -----------

Unamortized debt issuance and reacquisition
   expense                                                               354,684         350,563        357,347
Rate phase-in plan                                                        65,912         129,714        158,930
Unamortized nuclear plant--net                                                --          67,185        108,367
Income tax-related deferred charges                                    1,730,821       1,723,605      1,754,953
Other deferred charges                                                   314,723         309,328        347,800
                                                                     -----------     -----------    -----------
Total deferred charges                                                 2,466,140       2,580,395      2,727,397
                                                                     -----------     -----------    -----------
Total assets                                                         $18,500,800     $18,155,115    $18,722,675
                                                                     ===========     ===========    ===========












The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                     September 30,  December 31,    September 30,
                                                                         1996           1995            1995
                                                                      -----------   ------------     -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
  Common stock (434,888,104 shares outstanding
    at each date)                                                    $ 2,168,054     $ 2,168,054    $ 2,168,054
  Additional paid-in capital and other                                   207,126         195,815        194,610
  Retained earnings                                                    2,748,983       2,780,058      2,794,832
                                                                     -----------     -----------    -----------
                                                                       5,124,163       5,143,927      5,157,496
Preferred stock:
   Not subject to mandatory redemption                                   283,755         283,755        283,755
   Subject to mandatory redemption                                       275,000         275,000        275,000
Long-term debt                                                         4,756,324       5,215,117      5,225,926
                                                                     -----------     -----------    -----------
Total capitalization                                                  10,439,242      10,917,799     10,942,177
                                                                     -----------     -----------    -----------

Other long-term liabilities                                              347,766         344,192        345,029
                                                                     -----------     -----------    -----------

Current portion of long-term debt                                        501,470           1,375          1,375
Short-term debt                                                          275,342         359,508        432,301
Accounts payable                                                         409,425         346,258        394,262
Accrued taxes                                                            918,044         550,384        829,352
Accrued interest                                                          98,136          86,494        116,265
Dividends payable                                                        110,797         138,334        138,787
Regulatory balancing accounts--net                                       206,053         337,867        296,764
Deferred unbilled revenue and other current liabilities                  996,585         778,476        903,519
                                                                     -----------     -----------    -----------
Total current liabilities                                              3,515,852       2,598,696      3,112,625
                                                                     -----------     -----------    -----------

Accumulated deferred income taxes--net                                 3,224,766       3,323,190      3,347,311
Accumulated deferred investment tax credits                              352,242         374,142        380,521
Customer advances and other deferred credits                             620,932         597,096        595,012
                                                                     -----------     -----------    -----------
Total deferred credits                                                 4,197,940       4,294,428      4,322,844
                                                                     -----------     -----------    -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)



Total capitalization and liabilities                                 $18,500,800     $18,155,115    $18,722,675
                                                                     ===========     ===========    ===========












The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                         3 Months Ended           9 Months Ended            12 Months Ended
                                          September 30,            September 30,             September 30,
                                      ---------------------     ---------------------    ------------------------
                                        1996         1995         1996         1995         1996          1995
                                      ---------   ---------     ---------   ---------    ----------    ----------
Cash flows from operating activities:
Net income                            $ 255,580   $ 251,390     $ 533,923   $ 549,964    $  663,650    $  678,161
Adjustments for non-cash items:
  Depreciation and
    decommissioning                     278,181     239,402       795,068     708,734     1,040,475       922,892
  Amortization                           24,428      21,406        78,017      43,205       102,876        68,688
  Rate phase-in plan                     17,797      30,535        63,802      81,800        93,018       113,501
  Deferred income taxes and
    investment tax credit              (156,065)   (140,630)     (112,021)   (200,009)     (120,692)     (150,561)
  Other long-term liabilities            13,859       6,012         3,574      33,966         2,737        29,920
  Other--net                              3,333       2,807         8,841     (46,668)       55,251       (20,832)
Changes in working capital:
  Receivables                          (468,193)   (301,415)     (210,285)   (272,667)       52,509        15,419
  Regulatory balancing accounts         (20,775)    183,151      (131,814)    241,054       (90,711)      187,016
  Fuel inventory, materials
    and supplies                         27,052      14,299        35,515     (29,045)       45,061       (23,608)
  Prepayments and other
    current assets                     (113,745)   (130,041)      (28,941)    (43,183)       (1,269)       (9,819)
  Accrued interest and taxes            445,269     274,712       379,302     343,443        70,563        41,230
  Accounts payable and other
    current liabilities                 313,515     219,376       281,276     218,402       108,229        (1,487)
                                      ---------   ---------     ---------   ---------    ----------    ----------
Net cash provided by
  operating activities                  620,236     671,004     1,696,257   1,628,996     2,021,697     1,850,520
                                      ---------   ---------     ---------   ---------    ----------    ----------

Cash flows from financing activities:
Long-term debt issued                    (1,375)         --       396,232     393,922       396,139       395,248
Long-term debt repayments                 2,415    (205,697)     (403,958)   (422,192)     (404,267)     (422,192)
Preferred stock redemptions                  --          --            --     (75,000)           --       (75,000)
Nuclear fuel financing--net              25,967      22,586        20,510      42,775         8,869        37,245
Short-term debt financing--net         (116,998)   (172,032)      (84,166)   (243,213)     (156,959)       (7,168)
Dividends paid                         (188,507)   (145,178)     (592,517)   (414,946)     (737,458)     (543,915)
                                      ---------   ---------     ---------   ---------    ----------    ----------
Net cash used
  by financing activities              (278,498)   (500,321)     (663,899)   (718,654)     (893,676)     (615,782)
                                      ---------   ---------     ---------   ---------    ----------    ----------

Cash flows from investing activities:
Additions to property and plant        (146,751)   (200,186)     (487,673)   (573,224)     (687,397)     (825,500)
Funding of nuclear decommissioning
  trusts                                (37,609)    (39,340)     (110,242)   (111,897)     (148,940)     (141,021)
Unrealized gain on equity
  investments                               448       2,671        11,246       7,260        12,469         7,344
Other--net                              (23,421)     (5,533)      (58,006)    (16,678)      (62,598)      (17,978)
                                      ---------   ---------     ---------   ---------    ----------    ----------
Net cash used by
  investing activities                 (207,333)   (242,388)     (644,675)   (694,539)     (886,466)     (977,155)
                                      ---------   ---------     ---------   ---------    ----------    ----------
Net increase (decrease) in cash
  and equivalents                       134,405     (71,705)      387,683     215,803       241,555       257,583
Cash and equivalents, beginning
  of period                             515,045     479,600       261,767     192,092       407,895       150,312
                                      ---------   ---------     ---------   ---------    ----------    ----------
Cash and equivalents, end
  of period                           $ 649,450   $ 407,895     $ 649,450   $ 407,895    $  649,450   $   407,895
                                      =========   =========     =========   =========    ==========   ===========
Cash payments for interest and taxes:
Interest                              $  84,700   $  81,196     $ 256,554   $ 257,677     $ 381,673    $  351,103
Taxes                                 $  42,190   $ 209,456     $ 225,542   $ 333,806     $ 551,058     $ 520,295

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                         3 Months Ended           9 Months Ended            12 Months Ended
                                          September 30,            September 30,             September 30,
                                     ----------------------    ----------------------    ------------------------
                                        1996         1995         1996        1995          1996          1995
                                    ----------   ----------    ---------- -----------    ----------    ----------

Balance at beginning of period      $2,680,388   $2,688,402    $2,780,058  $2,683,568    $2,794,832    $2,677,342
Net income                             255,580      251,390       533,923     549,964       663,650       678,161
Dividends declared on common
  stock                               (178,386)    (136,361)     (539,185)   (409,771)     (675,087)     (521,722)
Dividends declared on preferred
  stock                                 (8,599)      (8,599)      (25,796)    (28,165)      (34,395)      (38,185)
Reacquired capital stock
  expense                                   --           --           (17)       (764)          (17)         (764)
                                    ----------   ----------    ----------  ----------    ----------    ----------
Balance at end of period            $2,748,983   $2,794,832    $2,748,983  $2,794,832    $2,748,983    $2,794,832
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

Certain prior-period amounts were reclassified to conform to the September 30, 1996 financial statement presentation.

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

Investments

Cash  equivalents   include  tax-exempt  investments  ($570  million  at
September 30, 1996, $235 million at December 31, 1995, and $371 million at September 30, 1995), and time deposits and other investments ($73 million at September 30, 1996, $23 million at December 31, 1995, and $30 million at September 30, 1995) with maturities of three months or less.

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

Nuclear

The CPUC authorized rate phase-in plans to defer the collection of $200 million in revenue for each unit at Palo Verde Nuclear Generating Station during the first four years of operation and recover the deferred revenue (including interest) evenly over the following six years. The phase-in plans ended in February 1996 and September 1996 for Units 1 and 2, respectively. The plan ends in January 1998 for Unit 3.

Decommissioning costs are accrued and recovered in rates over the term of each nuclear facility's operating license through charges to decommissioning expense (see note 9).

Under the Energy Policy Act of 1992, SCE is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through customer rates.

In August 1992, the CPUC approved a settlement agreement between SCE and the CPUC's Organization (formerly Division) of Ratepayer Advocates (ORA) to discontinue operation of San Onofre Nuclear Generating Station Unit 1 at the end of its then-current fuel cycle because operation of the unit was no longer cost-effective. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996, earning an 8.98% rate of return on rate base.

In October 1994, the CPUC authorized accelerated recovery of SCE's nuclear plant investments by $75 million per year, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

In April 1996, the CPUC authorized, and SCE began accelerating, the recovery of its remaining investment of $2.6 billion in San Onofre Units 2 and 3. The accelerated recovery will continue through December 2001 (the original end date of 2003 was changed by legislation enacted in September 1996), earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs, including nuclear fuel and nuclear fuel financing costs and incremental capital expenditures at San Onofre Units 2 and 3 are subject to an incentive pricing plan whereby SCE receives about 4 cents per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning in 2004, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

The cost of nuclear fuel for Palo Verde, including disposal, is currently amortized to fuel expense on the basis of generation. Under CPUC rate-making procedures in effect for Palo Verde, nuclear-fuel financing costs are capitalized until the fuel is placed into production.

Regulatory Balancing Accounts

The differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs are accumulated in balancing accounts until they are refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). Income tax effects on balancing account changes are deferred. According to the new legislation, any overcollections in the kilowatt-hour sales and energy cost balancing accounts at December 31, 1996, shall be used for transition cost reduction.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses are recorded in a balancing account, and any authorized but unspent RD&D funds at the end of the rate-case cycle are refunded to customers. RD&D expenses were $6 million, $15 million and $23 million for the three, nine and twelve months ended September 30, 1996, respectively, and $6 million, $21 million and $45 million for the three, nine and twelve months ended September 30, 1995, respectively.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 4.5%, 4.1% and 4.1% for the three, nine and twelve month periods ended September 30, 1996, respectively, and 3.7%, 3.6% and 3.6% for the three, nine and twelve months ended September 30, 1995, respectively.

Note 2.  Regulatory Matters

Performance-Based Ratemaking (PBR)

On September 20, 1996, the CPUC adopted a non-generation transmission and distribution (T&D) PBR mechanism for SCE beginning on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. On July 15, 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

Restructuring Legislation

On September 23, 1996, the State of California enacted legislation to provide a rapid, but orderly, transition to a competitive market

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (discussed below) by favorably addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 period. In addition, the legislation mandates the implementation of a competition transition charge (CTC) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

CPUC Restructuring Decision

In December 1995, the CPUC issued its decision on restructuring California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer choice. The transition to a competitive electric market would begin January 1, 1998, with all consumers participating by 2003. However, the legislation enacted in September 1996 specifies that all customers should be eligible to participate through direct transactions in the competitive market no later than January 1, 2002. Key elements of the CPUC decision include:

o Creation of an independent power exchange (PX) to manage electric supply and demand. California's investor-owned utilities would be required to purchase from and sell to the exchange all of their power during the transition period, while other generators could voluntarily participate.

o Creation of an independent system operator (ISO) to have operational control of the utilities' transmission facilities and, therefore, control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the PX.

o Recovery of costs to transition to a competitive market (utility investments, obligations incurred to serve customers under the existing framework, and reasonable employee-related costs) through a non-bypassable charge, applied to all customers, called the CTC.

o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o     PBR for those utility services not subject to competition.

In March 1996, SCE filed a plan outlining how it would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the PX is delayed; and prudently incurred costs associated with fuel supply, and transportation and storage contracts not being stranded by the divestiture.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees and SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and funding it with $250 million in order to build the hardware and software systems for the ISO and PX.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public goods programs and the CTC. The filing is in response to CPUC and FERC directives that electric services, such as T&D, be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who currently use utility services or begin utility service after this decision is effective. On August 30, 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. On October 21, 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e. after subtracting components for the PX, T&D, nuclear decommissioning, and public benefits programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $11.9 billion (1997 net present value), assuming the fossil plants have a market value equal to the net book value, and $12.6 billion (1997 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could materially affect these estimates. The potential transition costs are comprised of: $6.8 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.1 billion to $5.8 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre (as discussed in Note 1) and Palo Verde, nuclear decommissioning and certain other costs.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In light of the legislation, the CPUC is reassessing the need to prepare an environmental impact report. If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the rate recovery period. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial position during the transition period.

If during the restructuring process events occur that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At September 30, 1996, these amounts totaled approximately $1.0 billion, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which became effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC on July 9, 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. Several wholesale customers have filed protests with the FERC on the transmission rate levels, and a ruling from the FERC setting the rates for formal hearing is anticipated by the end of 1996 or by early 1997.

Mohave Generating Station

In 1994, the CPUC found SCE liable for expenditures related to an accident which occurred at the Mohave Generating Station in 1985. SCE and the ORA

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreed on a $39 million settlement (including interest) which was approved by the CPUC in July 1996. As of September 30, 1996, approximately $32.7 million had been refunded to customers via a bill credit. The remainder will be refunded by year-end. This refund has been fully reflected in the financial statements.


Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. SCE and the ORA have filed several rounds of testimony on this issue. Hearings are scheduled for early 1997.

Palo Verde Rate-making Proposal

In February 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996), over a seven-year period, beginning January 1, 1997, and ending in 2003. During the seven-year period, SCE's return on rate base for Palo Verde's sunk cost would be reduced to 7.35% from the current 9.55%. In addition, SCE proposed an incentive pricing plan to recover the incremental costs of continued operation of Palo Verde at approximately
3.4 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. The legislation has accelerated the proposed recovery period to five years (1997-2001). On November 1, 1996, all of the active parties to the Palo Verde proceeding signed a Memorandum of Understanding (MOU) which will form the basis for a definitive settlement agreement. The portion of the MOU concerning accelerated recovery of Palo Verde's sunk costs is consistent with SCE's proposal, as modified by the new legislation. However, instead of the incremental cost incentive pricing proposed by SCE, the MOU proposes to pass-through Palo Verde incremental costs to ratepayers through a balancing account. These costs will be considered reasonable so long as they do not exceed 30% of a baseline forecast and the site's capacity factor does not go below 55%. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. For post-2001 operations, SCE's ratepayers will receive 50% of the operational benefits. A definitive settlement agreement is expected to be filed with the CPUC in late 1996 with a decision expected in late 1996 or early 1997.

Note 3.  Financial Instruments

Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

Almost all SCE properties are subject to a trust indenture lien.

SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agencies.  SCE uses these proceeds to finance  construction of pollution-
control facilities.   Bondholders have limited discretion in redeeming
certain pollution-control bonds, and SCE has arranged with securities dealers to remarket or purchase them if necessary.

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following September 30, 1996, are: 1997--$501 million; 1998--$277 million; 1999--$325 million; 2000--$325 million; and
2001--$400 million.

Long-term debt consisted of:

                                                         September 30,        December 31,    September 30,
                                                             1996                1995             1995
                                                        --------------       ------------     -------------
                                                                             (In millions)
First and refunding mortgage bonds:
 1997--2000 (5.45% to 7.5%)                                 $1,025              $1,025             $1,025
 2001--2005 (5.625% to 6.25%)                                  450                 450                450
 2017--2026 (6.9% to 8.875%)                                 1,250               1,637              1,638
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                      1,204               1,205              1,205
Funds held by trustees                                          (2)                 (2)                (2)
Debentures and notes:
 1998--2006 (5.6% to 8.25%)                                  1,195                 795                795
Subordinated debentures:
 2044 (8-3/8%)                                                 100                 100                100
Commercial paper for nuclear fuel                               90                  70                 82
Long-term debt due within one year                            (501)                 (1)                (1)
Unamortized debt discount--net                                 (55)                (64)               (66)
                                                            ------              ------             ------
Total                                                       $4,756              $5,215             $5,226
                                                            ======              ======             ======

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At September 30, 1996, available lines totaled $1.1 billion, with $600 million for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at September 30, 1996, December 31, 1995, and September 30, 1995, was $368 million, $433 million and $516 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.5%, 5.8% and 5.8%, at September 30, 1996, December 31, 1995, and September 30, 1995, respectively.

Other Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating rate long-term debt. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At September 30, 1996, SCE had pledged $11 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

For all balance sheet dates presented, SCE had the following derivative financial instruments:

Category                        Contract Amount/Terms            Purpose
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

Interest rate cap              $30 million                       fix interest rate exposure at
                               expires 1997                      6% over variable term of the
                               debt due 2027                     debt

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of financial instruments were:

                                     September 30,              December 31,              September 30,
                                         1996                       1995                      1995
                                 --------------------        -------------------       -----------------
                                    Cost       Fair            Cost      Fair            Cost       Fair
Instrument                          Basis      Value           Basis     Value           Basis      Value
----------                        --------    ------        --------    --------         -------    -----
                                                                (In millions)
Financial assets:
Decommissioning trusts             $1,180      $1,402        $1,069     $1,260          $1,031      $1,172
Equity investments                     11          61             9         41               9          38

Financial liabilities:
DOE decommissioning and
  decontamination fees                 58          47            58         49              62          50
Interest rate swap & cap               --          10            --         18              --           9
Long-term debt                      4,756       4,908         5,215      5,487           5,226       5,505
Preferred stock subject to
  mandatory redemption                275         279           275        288             275         291

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

Gross unrealized holding gains on financial assets were:

                                                              September 30,    December 31,    September 30,
                                                                 1996              1995            1995
                                                             -------------     ------------    -------------
                                                                               (In millions)
Decommissioning trusts:
  Municipal bonds                                                 $ 64              $ 52             $ 46
  Stocks                                                           115               122               49
  U.S. government issues                                            29                11               28
  Short-term and other                                              14                 6               18
                                                                  ----              ----             ----
                                                                   222               191              141
Equity investments                                                  50                32               29
                                                                  ----              ----             ----
Total                                                              272               223              170
                                                                  ====              ====             ====

There were no unrealized holding losses on financial assets for all periods presented.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1996, SCE had the capacity to pay $295 million in additional dividends and continue to maintain its authorized capital structure.

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

Cumulative preferred stock consisted of:

                                           September 30, 1996
                                       ---------------------------
                                         Shares        Redemption   September 30,  December 31,   September 30,
                                       Outstanding        Price         1996           1995           1995
                                       -----------     ----------   -------------  ------------   -------------
                                                                                  (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                            1,000,000         $25.50         $25            $25            $25
4.24                                    1,200,000          25.80          30             30             30
4.32                                    1,653,429          28.75          41             41             41
4.78                                    1,296,769          25.80          33             33             33
5.80                                    2,200,000          25.25          55             55             55
7.36                                    4,000,000          25.00         100            100            100
                                                                        ----           ----           ----

Total                                                                   $284           $284           $284
                                                                        ====           ====           ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                              750,000        $100.00        $ 75           $ 75           $ 75
6.45                                    1,000,000         100.00         100            100            100
7.23                                    1,000,000         100.00         100            100            100
                                                                        ----           ----           ----
Total                                                                   $275           $275           $275
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                             September 30,     December 31,    September 30,
                                                                 1996              1995            1995
                                                             -------------     ------------    -------------
                                                                               (In millions)
Deferred tax assets:
Property-related                                                   262               276              267
Investment tax credits                                             209               222              226
Regulatory balancing accounts                                      212               166              177
Other                                                              733               674              651
                                                                ------            ------           ------
Total                                                            1,416             1,338            1,321
Deferred tax liabilities:
Property-related                                                 3,591             3,670            3,691
Other                                                              592               514              511
                                                                ------            ------           ------
Total                                                            4,183             4,184            4,202
                                                                ------            ------           ------

Accumulated deferred income taxes--net                           2,767             2,846            2,881
                                                                ======            ======           ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                     3,225             3,323            3,347
Included in current assets                                         458               477              466

The current and deferred components of income tax expense were:

                                                 3 Months Ended       9 Months Ended       12 Months Ended
                                                  September 30,        September 30,        September 30,
                                                -----------------     -----------------   ------------------
                                                 1996       1995       1996       1995     1996        1995
                                                ------     ------     ------     ------   ------      ------
                                                                        (In millions)
Current:
Federal                                           279         258      399         461      497          492
State                                              76          71      128         135      158          144
                                                -----       -----    -----       -----    -----        -----
                                                  355         329      527         596      655          636
                                                -----       -----    -----       -----    -----        -----
Deferred--federal and state:
Accrued charges                                     3          14      (19)         11      (29)           9
Depreciation                                       (5)          2       (9)         14       (4)          27
Investment and energy tax credits--net             (6)         (6)     (19)        (19)     (25)         (24)
Nuclear Target Capacity Factor Reward              --          --        6          --        6           --
Rate phase-in plan                                 (7)        (13)     (25)        (34)     (38)         (47)
Regulatory balancing accounts                     (19)        (74)      14        (103)      --          (78)
Retirement of debt                                 (3)         (3)      (9)         (7)     (11)          (9)
State tax-privilege year                          (26)        (23)      10          (3)       1            1
Unbilled revenue                                  (95)        (36)     (46)        (58)       5          (13)
Workforce management                               11          --       (8)         --      (14)          --
Other                                              (9)         (3)     (14)         (6)     (20)         (22)
                                                -----       -----    -----       -----    -----        -----
                                                 (156)       (142)    (119)       (205)    (129)        (156)
                                                -----       -----    -----       -----    -----        -----
Total income tax expense                          199         187      408         391      526          480
                                                =====       =====    =====       =====    =====        =====
Classification of income taxes:
Included in operating income                      218         201      460         436      584          536
Included in other income                          (19)        (14)     (52)        (45)     (58)         (56)

The composite federal and state statutory income tax rate was 41.045% for all periods presented.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                          3 Months Ended          9 Months Ended         12 Months Ended
                                           September 30,           September 30,          September 30,
                                        ------------------      ------------------      ------------------
                                         1996        1995        1996        1995        1996        1995
                                        ------      ------      ------      ------      ------      ------
Federal statutory rate                   35.0       35.0%        35.0        35.0%       35.0       35.0%
Capitalized software                     (0.8)       (0.6)       (0.7)       (0.8)       (0.8)       (1.3)
Depreciation and related timing
  differences not deferred                4.1         1.7         4.5          1.9        5.1         2.4
Investment and energy tax credits        (1.3)       (1.5)       (2.0)        (2.0)      (2.1)       (2.0)
State tax--net of federal deduction       6.8         6.7         7.0          6.2        7.2         5.9
Other                                      --         1.4        (0.5)         1.3       (0.2)        1.4
                                         ----        ----        ----         ----       ----        ----
Effective tax rate                       43.8       42.7%        43.3        41.6%       44.2       41.4%
                                         ====       =====        ====        =====       ====       =====

Note 6.     Employee Benefit Plans

Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. SCE funds the plan on a level-premium actuarial method. These funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments. In June and September 1996, SCE recorded pension gains from a special voluntary early retirement program.

The plan's funded status was:

                                                          September 30,     December 31,     September 30,
                                                              1996              1995             1995
                                                         --------------     -------------    --------------
                                                                            (In millions)
Actuarial present value of benefit obligation:
Vested benefits                                                1,741           1,696              1,296
Nonvested benefits                                                71             210                162
                                                              ------          ------             ------
Accumulated benefit obligation                                 1,812           1,906              1,458
Value of projected future compensation levels                    306             479                497
                                                              ------          ------             ------
Projected benefit obligation                                   2,118           2,385              1,955
                                                              ======          ======             ======

Fair value of plan assets                                      2,374           2,620              2,507
                                                              ======          ======             ======

Plan assets greater than projected benefit
  obligation                                                    (256)           (235)              (552)
Unrecognized net gain                                            419             326                648
Unrecognized prior service cost                                 (178)             (6)                (5)
Unrecognized net obligation (17-year amortization)               (45)            (49)               (52)
                                                              ------          ------             ------
Pension liability (asset)                                        (60)             36                 39
                                                              ======          ======             ======
Discount rate                                                  8.50%           7.25%              8.50%
Rate of increase in future compensation                        5.00%           5.00%              5.00%
Expected long-term rate of return on assets                    8.00%           8.00%              8.00%

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                                       3 Months Ended          9 Months Ended           12 Months Ended
                                        September 30,           September 30,            September 30,
                                       --------------          ----------------         ---------------
                                       1996      1995         1996        1995          1996       1995
                                       ----      ----         ----        ----          ----       ----
                                                                (In millions)

Service cost for benefits earned       $ 11       $ 15        $ 44        $ 43          $ 58        $ 57
Interest cost on projected
  benefit obligation                     46         39         133         116           174         153
Actual return on plan assets            (50)      (121)       (203)       (318)         (339)       (229)
Net amortization and deferral            --         74          52         180           140          49
                                       ----       ----        ----        ----          ----        ----
Pension expense under
  accounting standards                    7          7          26          21            33          30

Special termination
  expense (gain)                         (8)        --         (86)         --           (83)         15
Regulatory adjustment--
  deferred                                4          5          13          16            19          18
                                       ----      -----        ----       -----         -----       -----
Net expense (gain)
  recognized                           $  3       $ 12        $(47)       $ 37          $(31)       $ 63
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

SCE funds these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices. In June and September 1996, SCE recorded special termination expenses for post-retirement benefits other than pensions, due to a special voluntary early retirement program. Any difference between recognized expense and amounts authorized for rate recovery is not expected to be material (except for the impact of the early retirement program) and will be charged to earnings.

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of postretirement benefits other than pensions expense were:

                                       3 Months Ended          9 Months Ended           12 Months Ended
                                        September 30,           September 30,            September 30,
                                       --------------          ----------------         ---------------
                                       1996      1995         1996        1995          1996       1995
                                       ----      ----         ----        ----          ----       ----
                                                                (In millions)

Service cost for benefits earned       $  9       $  8        $ 29        $ 23          $ 39        $ 28
Interest cost on benefit
  obligation                             19         18          59          56            80          75
Actual return on plan assets             (9)        (7)        (28)        (20)          (35)        (24)
Amortization of loss                      2         --           5          --             7          --
Amortization of transition
  obligation                              7          9          20          26            21          35
                                       ----        ---        ----        ----          ----        ----
Net expense                              28         28          85          85           112         114
Special termination expense              11         --          60          --            60          --
                                       ----        ---        ----        ----          ----        ----
Total expense                          $ 39       $ 28        $145        $ 85          $172        $114
                                       ====        ===        ====        ====          ====        ====

The funded status of these benefits is reconciled to the recorded liability below:

                                                       September 30,       December 31,     September 30,
                                                           1996                1995             1995
                                                       -------------       -------------    -------------
                                                                           (In millions)
Actuarial present value of benefit obligation:
Retirees                                                $  571               $  402            $  530
Employees eligible to retire                                49                  103                50
Other employees                                            428                  556               336
                                                        ------               ------             -----
Accumulated benefit obligation                          $1,048               $1,061            $  916
                                                        ======               ======             =====

Fair value of plan assets                               $  542               $  400            $  374
                                                        ======               ======             =====

Plan assets less than accumulated benefit
 obligation                                             $  506               $  661            $  542
Unrecognized transition obligation                        (437)                (457)             (596)
Unrecognized prior service cost                            (15)                  --                --
Unrecognized net loss (gain)                                (5)                (203)               50
                                                        ------               ------             -----
Recorded liability (asset)                              $   49               $    1             $(  4)
                                                        ======               ======             =====

Discount rate                                            8.50%                7.50%             8.75%
Expected long-term rate of return on assets              8.50%                8.50%             8.50%

The assumed rate of future increases in the per-capita cost of health care benefits is 10% for 1996, gradually decreasing to 5% for 2003 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of September 30, 1996, by $166 million and annual aggregate service and interest costs by $20 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plan

SCE has a 401(k) stock plan designed to supplement employees' retirement income. The plan received employer contributions of $4 million, $14 million and $19 million for the three, nine and twelve months ended September 30, 1996, respectively, and $4 million, $15 million and $20 million for the three, nine and twelve months ended September 30, 1995, respectively.

Note 7.  Jointly Owned Utility Projects

SCE owns an interest in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of September 30, 1996, was:

                                                   Plant in      Accumulated         Under       Ownership
                                                    Service     Depreciation     Construction    Interest
                                                   --------     ------------     ------------    ---------
                                                                (In millions)
Transmission systems:
  Eldorado                                               28              8               1           60%
  Pacific Intertie                                      227             71              11           50
Generating stations:
  Four Corners Units 4 and 5 (coal)                     457            233               3           48
  Mohave (coal)                                         300            143               7           56
  Palo Verde (nuclear)                                1,592            408               8           16
  San Onofre (nuclear)                                4,188          1,752              14           75
                                                     ------         ------            ----
Total                                                 6,792          2,615              44
                                                     ======         ======            ====

Note 8.     Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at September 30, 1996, were:

Year ended December 31,                                     (In millions)
1996                                                               7
1997                                                              18
1998                                                              15
1999                                                              11
2000                                                               8
Thereafter                                                        12
                                                                 ---
Total                                                             71
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

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $38 million, $111 million and $150 million for the three, nine and twelve months ended September 30, 1996, respectively, and $39 million, $112 million and $133 million for the three, nine and twelve months ended September 30, 1995, respectively. The accumulated provision for decommissioning was $916 million at September 30, 1996, $823 million at December 31, 1995, and $792 million at September 30, 1995. The estimated costs to decommission San Onofre Unit 1 ($263 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                          Maturity        September 30,      December 31,     September 30,
                                            Dates             1996              1995              1995
                                         ----------       -------------    ---------------   -------------
                                                                            (In millions)
Municipal bonds                           1998-2021          $  372           $  348            $  334
Stocks                                        --                545              390               358
U.S. government issues                    1997-2026             181              145               206
Short-term and other                      1996-2024              82              186               133
                                                             ------           ------            ------
Total                                                        $1,180           $1,069            $1,031
                                                             ======           ======            ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $12 million, $35 million and $49 million for the three, nine and twelve months ended September 30, 1996, respectively, and $15 million, $37 million and $34 million for the three, nine and twelve months ended September 30, 1995, respectively. Proceeds from the sale of securities (which are reinvested) were $189 million, $776 million and $1.0 billion for the three, nine and twelve months ended September 30, 1996, respectively, and $261 million, $759 million and $1.2 billion for the three, nine and twelve months ended September 30, 1995, respectively. Approximately 89% of the trust fund contributions were tax-deductible.

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

SCE has an unconditional purchase obligation for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current operating capacity. SCE's minimum commitment under this contract is approximately $84 million through 2017.

Certain commitments for the years 1996 through 2000 are estimated below:

                                                              1996     1997     1998     1999      2000
                                                             ------   ------   ------   ------    ------
                                                                            (In millions)
Projected construction expenditures                          $  660   $  802   $  636   $  664    $  647
Fuel supply contracts                                           295      215      236      228       246
Purchased-power capacity payments                               725      714      714      721       723
Unconditional purchase obligations                               12       12       12       12        12

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE's recorded estimated minimum liability to remediate its 58 identified sites was $114 million at September 30, 1996. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $101 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with a number of its carriers and is no longer pursuing any additional recoveries. Costs incurred at the remaining 23 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve months ended September 30, 1996, were $4 million.

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

RESULTS OF OPERATIONS

Earnings

Southern California Edison Company's (SCE) earnings for the three-, nine- and twelve-month periods ended September 30, 1996, were $247 million, $508 million and $629 million, respectively, compared with $243 million, $522 million and $640 million for the same periods in 1995. Included in third quarter 1996 earnings is a $24 million benefit (after-tax) for the reversal of workforce management costs related to outsourcing certain operations previously accrued in the second quarter of 1996. This was partially offset by a $7 million (after-tax) charge for additional costs associated with its voluntary retirement program.

During the year-earlier quarter, SCE recorded a $6 million special charge against earnings related to workforce management costs. During the nine and twelve months ended September 30, 1996, special charges related to workforce management costs totaled $15 million for each period, compared with $15 million and $33 million, respectively, during the corresponding periods of 1995. Excluding these one-time adjustments quarterly, year-to-date and twelve-month earnings decreased $19 million, $14 million and $29 million, respectively, when compared with the corresponding periods of the prior year. The decreased earnings are primarily attributable to the impact of the 1996 cost-of-capital decision which reduced the authorized return on common equity to 11.6% from 12.1% and the impact of SCE's 1995 general rate case which reduced authorized revenues and operating and maintenance expenses.

Operating Revenue

Operating revenue decreased for all periods presented, as increased kilowatt-hour sales volume was offset by lower average rates. The lower rates are attributable to the California Public Utilities Commission's
(CPUC) decision to lower SCE's 1996 authorized revenues by 4.4%, or $338 million. Additionally, SCE refunded $237 million to ratepayers as part of a CPUC-ordered refund of energy-cost balancing account overcollections. About 99% of operating revenue is from retail sales. Retail sales are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, Edison announced its intention to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% (from
10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour), after adjusting for inflation. In February 1996, the CPUC approved a system-wide rate reduction which will drop the average price per kilowatt-hour from 10.7 cents to 10.1 cents. Legislation enacted in September 1996, provides, among other things, a 10% rate reduction for residential and small commercial customers beginning in 1998 contingent upon the issuance of rate reduction bonds (see discussion under "Regulatory Matters").

Operating Expenses

Fuel expense increased 12% during the third quarter of 1996, compared to the same period in 1995, primarily due to higher gas prices. For the twelve months ended September 30, 1996, compared to the year-earlier periods, fuel expense decreased 8% due to decreased power generation caused by increased power purchases on the open market.

Purchased-power expense increased slightly for all periods presented. SCE makes federally required power purchases from nonutility generators based on contracts with CPUC-mandated pricing. Energy prices under these contracts are generally higher than other energy sources. During the twelve-month period ended September 30, 1996, SCE paid about $1.7 billion (including energy and capacity payments) more than the cost of power available from other sources due to these federally required purchases.

Provisions for regulatory adjustment clauses decreased substantially for the three, nine and twelve months ended September 30, 1996, compared to the year-earlier periods. The decreases are due to the energy-cost-balancing account-related refund as discussed above, lower base rate revenues and undercollections related to the accelerated recovery of SCE's remaining investment in San Onofre Nuclear Generating Station Units 2 and 3 (see discussion in Regulatory Matters).

Other operating expenses declined for all periods presented primarily due to ongoing cost reduction efforts. In the third quarter of 1996, SCE recorded a $40 million (pre-tax) one-time benefit from the reversal of a portion of workforce management costs it had accrued in the previous quarter, based on a decision not to outsource certain operations. This was partially offset by $12 million (pre-tax) in additional accruals for a voluntary retirement program for represented employees.

Maintenance expense decreased 22%, 19% and 12%, for the three, nine and twelve months ended September 30, 1996, compared with the year-earlier periods, due to lower overall maintenance cost at SCE's generation, transmission and distribution operating facilities. Additionally, there were higher expenses during 1995 from scheduled refueling and maintenance outages at San Onofre Units 2 and 3.

Depreciation and decommissioning expense increased 16%, 12% and 13%, respectively, for the three, nine and twelve months ended September 30, 1996, compared to the year-earlier periods. The increases are primarily due to increased depreciation rates, and SCE's accelerated recovery of its investment in San Onofre Unit 2 and Unit 3, which began April 14, 1996, as part of an agreement with the CPUC (see discussion in Regulatory Matters).

Income taxes increased for the three, nine and twelve months ended September 30, 1996, compared to 1995, mainly due to an increase in deferred taxes resulting from the agreement to accelerate recovery of San Onofre Units 2 and 3.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde Nuclear Generating Station. The deferred revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plans ended in February and September 1996 for Units 1 and 2, respectively. The plan ends in January 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Interest income decreased slightly for the three and nine months ended September 30, 1996, compared to the same periods in 1995, due to lower interest rates.

Other nonoperating income (deductions) decreased for the three, nine and twelve months ended September 30, 1996, compared to the same periods in 1995, primarily due to additional accruals for regulatory matters.

Interest Expense

Other interest expense decreased for all periods presented compared to the corresponding periods of the prior year, due to the lower levels of short-term debt and lower interest rates.

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

In January 1995, Edison International authorized the repurchase of up to $150 million (increased to $800 million on September 27, 1996) of its common stock. As excess cash becomes available, SCE intends to pay cash dividends to Edison International, while maintaining its CPUC-authorized capital structure. Edison International has repurchased 16.5 million shares ($277 million) through November 7, 1996, funded by dividends from its subsidiaries.

SCE's cash flow coverage of dividends for the three, nine and twelve months ended September 30, 1996, decreased to 3.3 times, 2.9 times, and
2.7 times compared to 4.6 times, 3.9 times, and 3.4 times for the corresponding periods of the prior year, due to the additional cash needs of Edison International for the repayment of long-term debt and the repurchase of stock.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $620 million, $1.7 billion and $2.0 billion, respectively, for the three, nine and twelve months ended September 30, 1996, compared with $671 million, $1.6 billion and $1.9 billion for the same periods in 1995. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

SCE's short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of September 30, 1996, SCE could issue approximately $7.9 billion of additional first and refunding mortgage bonds and $4.4 billion of preferred stock at current interest and dividend rates.

At September 30, 1996, SCE had available lines of credit of $1.1 billion, with $600 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various
expiration dates.   The majority have five-year terms.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1996, SCE had the capacity to pay $295 million in additional dividends and continue to maintain its authorized capital structure.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and funding of nuclear decommissioning trusts. As further discussed in Note 9 to the Consolidated Financial Statements, decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013-2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.0 billion), escalated using a 6.65% rate and an earnings assumption on trust funds ranging from 5.5% to 5.75%. These amounts are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $100 million per year until decommissioning begins.

Projected Capital Requirements

SCE's projected capital requirements for the next five years are: 1996-- $660 million; 1997--$802 million; 1998--$636 million; 1999--$664 million;
and 2000--$647 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 1996, are: 1997--$501 million; 1998--$277 million; 1999--$325 million; 2000--$325 million; and
2001--$400 million.

REGULATORY MATTERS

SCE's 1996 CPUC-authorized revenue decreased $575 million, or 7.5%, including a one-time bill credit of $237 million (which had no impact on operating income) for lower fuel costs than originally estimated. The remaining $338 million revenue reduction is primarily for a $242 million decrease in fuel costs, a $53 million decrease for lower costs of debt and equity (discussed below), a $24 million decrease for lower nuclear refueling costs, and a $9 million decrease related to the 1995 general rate case.

On January 10, 1996, the CPUC issued its decision on SCE's 1995 general rate case. The decision affirmed the CPUC's interim order to reduce 1995 operating revenue by $67 million, but decreased 1996 operating revenue by an additional $9 million, which includes a reduction of $44 million for operating and maintenance expenses. The decision also authorized recovery of SCE's remaining investment (approximately $2.7 billion) in San Onofre Units 2 and 3 at a reduced rate of return over an eight-year period. In April 1996, SCE began accelerating the recovery of its remaining investment of $2.6 billion. The accelerated recovery will continue through December 2001 (the original end date of 2003 was changed by legislation enacted in September 1996), earning a 7.35% fixed rate of return (compared to the current 9.55%). Future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures at San Onofre are subject to an incentive pricing plan, through which SCE receives about 4 cents per kilowatt-hour through 2003. Any differences from the incentive price will flow through to shareholders. Beginning in 2004, SCE would be required to share equally with ratepayers the benefits received from operation of the units.

The CPUC's 1996 cost-of-capital decision authorized an increase to SCE's equity ratio from 47.75% to 48% and authorized SCE an 11.6% return on common equity, compared to 12.1% for 1995. This decision, excluding the effects of other rate actions, would reduce 1996 earnings by approximately $19 million. On August 27, 1996, SCE agreed to terms regarding key components of its 1997 cost-of-capital. The agreement provides that SCE will continue to receive the same 11.6% return on common equity as well as maintain its equity ratio at 48%. Final approval by the CPUC is expected in November 1996.

In 1994, the CPUC found SCE liable for expenditures related to an accident which occurred at the Mohave Generating Station in 1985. SCE and the Organization (formerly Division) of Ratepayer Advocates (ORA) agreed on a $39 million settlement (including interest) which was approved by the CPUC in July 1996. As of September 30, 1996, approximately $32.7 million had been refunded to customers via a bill credit. The remainder will be refunded by year-end. This refund has been fully reflected in the financial statements.

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. SCE and the ORA have filed several rounds of testimony on this issue. Hearings are scheduled for early 1997.

In February 1996, SCE filed a proposal with the CPUC requesting a new rate mechanism for its 15.8% share of the three units at Palo Verde. The proposed rate mechanism would allow SCE to accelerate the recovery of its share of Palo Verde's sunk cost (forecast to be $1.2 billion as of December 31, 1996), over a seven-year period, beginning January 1, 1997, and ending in 2003. During the seven-year period, SCE's return on rate base for Palo Verde's sunk cost would be reduced to 7.35% from the current 9.55%. In addition, SCE proposed an incentive pricing plan to recover the incremental costs of continued operation of Palo Verde at approximately
3.4 cents per kilowatt-hour, provided the Palo Verde units operate at an average capacity factor of 77%. The legislation has accelerated the proposed recovery period to five years (1997-2001). On November 1, 1996, all of the active parties to the Palo Verde proceeding signed a Memorandum of Understanding (MOU) which will form the basis for a definitive settlement agreement. The portion of the MOU concerning accelerated recovery of Palo Verde's sunk costs is consistent with SCE's proposal, as modified by the legislation enacted in September 1996. However, instead of the incremental cost incentive pricing proposed by SCE, the MOU proposes to pass-through Palo Verde incremental costs to ratepayers through a balancing account. These costs will be considered reasonable so long as they do not exceed 30% of a baseline forecast and the site's capacity factor does not go below 55%. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. For post-2001 operations, SCE's ratepayers will receive 50% of the operational benefits. A definitive settlement agreement is expected to be filed with the CPUC in late 1996 with a decision expected in late 1996 or early 1997.

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

In December 1995, the CPUC issued its decision on restructuring
California's electric industry, which it had been considering since April 1994. The new market structure would provide competition and customer choice. The transition to a competitive electric market would begin

January 1, 1998, with all consumers participating by 2003. However, the legislation enacted in September 1996 (discussed below) specifies that all customers should be eligible to participate through direct transactions in the competitive market, no later than January 1, 2002. Key elements of the CPUC decision include:

o Creation of an independent power exchange (PX) to manage electric supply and demand. California's investor-owned utilities would be required to purchase from, and sell to, the exchange all of their power during the transition period, while other generators could voluntarily participate.

o Creation of an independent system operator (ISO) to have operational control of the utilities' transmission facilities and, therefore, to control the scheduling and dispatch of all electricity on the state's power grid.

o Availability of customer choice through time-of-use rates, direct customer access to generation providers with transmission arrangements through the system operator, and customer-arranged "contracts for differences" to manage price fluctuations from the PX.

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

On September 20, 1996, the CPUC adopted a non-generation (transmission and distribution-T&D) PBR mechanism for SCE beginning on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. On July 15, 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be
in effect for up to three years, both beginning January 1, 1998.   A final
CPUC decision on hydro PBR is expected by year-end 1997.

In March 1996, SCE filed a plan outlining how it would propose to divest 50% of its gas-fueled generation. SCE's plan is contingent on assurances about transition cost recovery and the resolution of key issues related to: worker protection measures being in place for utility employees who could suffer hardship as a result of divestiture; utilities being permitted full recovery of the transition costs incurred during the divestiture process; appropriate rate-making measures to cover the contingency if the completion of the divestiture plan or commencement of the PX is delayed; and prudently incurred costs associated with fuel supply, transportation and storage contracts not being stranded by the divestiture.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees and SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and funding it with $250 million in order to build the hardware and software systems for the ISO and PX.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public goods programs and the CTC. The filing is in response to CPUC and FERC directives that electric services, such as T&D, be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers.

On August 30, 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. On October 21, 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996 (see discussion below). Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting components for the PX, T&D, nuclear decommissioning, and public benefits programs).
Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $11.9 billion (1997 net present value), assuming the fossil plants have a market value equal to the net book value, and $12.6 billion (1997 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market price could require material revisions to such estimates. The potential transition costs are comprised of: $6.8 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.1 billion to $5.8 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income-tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of nuclear plants (including San Onofre Unit 1 as discussed in Note 1 and San Onofre Units 2 and 3 as discussed above) and Palo Verde Units 1, 2 and 3, nuclear decommissioning and certain other costs.

On September 23, 1996, the State of California enacted legislation to provide a rapid, but orderly, transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (previously discussed) by favorably addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 period. In addition, the legislation mandates the implementation of a CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement, and related expense for utility workers. It also presents substantial challenges to SCE related to the stranded cost recovery that must be completed by 2001, while still maintaining a rate freeze for some customers and a rate reduction for others.

In light of the legislation, the CPUC is reassessing the need to prepare an environmental impact report. If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and would continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the rate recovery period. The effect of such an outcome would not be expected to materially affect SCE's results of operations or financial position during the transition period.

If, during the restructuring process, events occur that result in SCE no longer meeting the criteria to apply regulatory accounting standards to its generation operations, SCE may be required to write off its recorded generation-related regulatory assets. At September 30, 1996, these amounts totaled approximately $1.0 billion, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt. Although depreciation-related differences could result from applying a regulatory prescribed depreciation method (straight-line, remaining-life method) rather than a method that would have been applied absent the regulatory process, SCE believes that the depreciable lives of its generation-related assets would not vary significantly from that of an unregulated enterprise, as the CPUC bases depreciable lives on periodic studies that reflect the physical useful lives of the assets. SCE also believes that any depreciation-related differences would be recovered through the CTC.

Additionally, if events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, which it had been considering since March 1995. The decision, which became effective in July 1996, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC on July 9, 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. Several wholesale customers have filed protests with the FERC on the transmission rate levels, and a ruling from the FERC setting the rates for formal hearing is anticipated by the end of 1996 or early 1997.

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

SCE's recorded estimated minimum liability to remediate its 58 identified sites was $114 million at September 30, 1996, and 1995. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 71% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $215 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $101 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund this remaining 10%, with the opportunity to recover these costs from insurance carriers and other third-parties. SCE has successfully settled insurance claims with a number of its carriers and is no longer pursuing any additional recoveries. Costs incurred at the remaining 23 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for the twelve months ended September 30, 1996, were $4 million.

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

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern US. In addition, another study is underway to determine the specific impact of air contaminant emissions from the Mohave Coal Generating Station on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for Mohave is unknown.

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

WORKFORCE REDUCTIONS

During third quarter 1996, SCE decided not to outsource certain operations and reversed a $40 million charge it had accrued in the previous quarter. During the third quarter, an additional $12 million was accrued as a charge against earnings for a voluntary retirement program for represented employees (these employees voted to accept SCE's voluntary retirement package in August 1996 and elections became irrevocable on September 30,
1996). SCE expects to reduce its workforce by approximately 3,400 employees (2,400 non-represented and 1,000 represented employees) by year-end 1996. SCE has expensed a total of $26 million in 1996 for workforce reductions associated with its voluntary retirement program.

PROPOSED NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has recently issued an exposure draft, which would establish accounting standards for the recognition and measurement of closure and removal obligations. The exposure draft would require the estimated present value of an obligation to be recorded as a liability, along with a corresponding increase in the plant or regulatory asset accounts when the obligation is incurred. If the exposure draft is approved in its present form, it would affect SCE's accounting practices for decommissioning of its nuclear power plants, obligations for coal mine reclamation costs, and any other activities related to the closure or removal of long-lived assets. SCE does not believe that the accounting changes proposed in the exposure draft would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Qualifying Facilities ("QF") Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Southern California Edison Company ("SCE") in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy ("EME") (a subsidiary of Edison International) until April of this year when EME sold its interests in the projects to its nationwide partner. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs alleged that the past underpayments totaled at least $21,000,000. In other court filings, plaintiffs have contended that the total amount of additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60,000,000. In addition to seeking compensatory damages and declaratory relief, the fourth amended complaint also seeks unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After a number of continuances, the matter was set for trial on June 18, 1996. On May 1, 1996, the parties entered into an agreement providing for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, SCE has paid a settlement amount jointly to the plaintiffs and the parties have resolved all claims prior to January 1, 1996. SCE intends to seek recovery of this payment in its annual Energy Cost Adjustment Clause ("ECAC") filing. SCE has also agreed, subject to California Public Utilities Commission ("CPUC") approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have retained the right to continue the lawsuit as to the period after December 31, 1995, in the event CPUC approval of the increased payments is not obtained. On August 8, 1996, SCE filed its application with the CPUC for approval of the settlement as it pertains to the period after 1995. The application is currently pending.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189,000,000 in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles County Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. In March 1995, a ninth lawsuit was filed in the Los Angeles County Superior Court raising claims similar to those alleged in the first seven cases in that court. SCE has responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for writ of mandate, prohibition or other appropriate relief, requesting that the Court of Appeal issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. A pending summary adjudication motion in the Kern County case has been withdrawn in light of the Court of Appeal decision. Furthermore, pursuant to stipulation of the parties, the Kern County case was ordered on April 3, 1996, to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. As a result of the coordination, the April 22, 1996 trial date for the Kern County case was stricken. On February 6, 1996, plaintiffs in one of the actions filed their first amended and supplemental complaint. On March 6, 1996, SCE filed its new answer, denying the material allegations of the first amended and supplemental complaint. On April 16, 1996, SCE filed a motion for summary adjudication of certain of the causes of action in this complaint. After hearing, the motion was denied without prejudice. Plaintiffs' motion to consolidate all eight Los Angeles cases for jury trial was denied without prejudice on March 25, 1996. However, SCE and all of the plaintiffs, with the exception of Flowind Corporation, subsequently entered into a court-approved stipulation whereby the cases involving the stipulating plaintiffs have been consolidated for trial commencing on January 27, 1997 in return for these plaintiffs' waiver of a jury trial. No trial date has been established for Flowind Corporation's claims. The materiality of final judgments in favor of the plaintiffs in these cases would be largely dependent on the extent to which any damages or additional payments which might result from such judgments would be recoverable through SCE's ECAC.

This matter was previously reported under the heading "QF Litigation" in
Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

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

The five named plaintiffs in the First Case, three Employee-Plaintiffs and the spouses of two of them, allege compensatory damages of $8,000,000 plus unspecified punitive damages, according to supplemental documentation they have prepared. In December, 1995 the court granted SCE's motion for summary judgment and dismissed the case. Plaintiffs have filed a Notice of Appeal. A briefing schedule for the appeal has been established, but no date for oral argument has been set.

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

These matters were previously reported under the heading "Environmental Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

San Onofre Personal Injury Litigation

An engineer for two contractors providing services for San Onofre has been diagnosed with chronic myelogenous leukemia. On July 12, 1994, the engineer and his wife sued SCE, San Diego Gas and Electric Company ("SDG&E") and Combustion Engineering, the manufacturer of the fuel rods for the plant, in the United States District Court for the Southern District of California. The plaintiffs alleged that the engineer's illness resulted from contact with radioactive fuel particles released from failed fuel rods. SCE's December 23, 1994, answer to the complaint denied all material allegations. Trial began on August 3, 1995, and on October 12, 1995, an eight-member jury unanimously decided that radiation exposure at San Onofre was not the cause of the leukemia. Plaintiffs'
motion for a new trial was denied on December 5, 1995.   On August 15,
1996, the plaintiffs' appeal of the denial of their motion was denied by the Ninth Circuit Court of Appeals. Plaintiffs have until November 13, 1996 to file a petition for writ of certiorari with the U.S. Supreme Court.

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

On April 3, 1995, the Court granted the defendants' motion to dismiss 14 of plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the Court ruled in favor of plaintiffs' request to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On July 29, 1996, the court entered judgment in favor of SCE dismissing the remaining claim. Plaintiffs filed a notice of appeal of this decision to the Ninth Circuit Court of Appeals on August 22, 1996. Trial of the case against the other defendants has been stayed by the court until there are final determinations on any appeals from the judgment entered in favor of SCE and from a number of other orders. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator employed at San Onofre and his wife sued SCE, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. The former employee subsequently died from his illness. Plaintiffs seek unspecified compensatory and punitive damages. On March

25, 1996, the court granted SCE's motion for summary judgment on all
claims.   Plaintiffs filed a notice of appeal of this decision to the
Ninth Circuit Court of Appeals on September 25, 1996. In addition, the court stayed all further trial court proceedings until there are final determinations on any appeals in this case and in the case described immediately above. Should plaintiffs do so, trial of the case may be delayed pending the ruling of the Court of Appeals. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On August 31, 1995, the family of a former worker for a contractor at San Onofre, and later a temporary and then a permanent SCE employee at San Onofre, sued SCE, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations in the U.S. District Court for the Southern District of California. Plaintiffs allege the former employee's acute myelogenous leukemia, which resulted in his death in 1994, resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles. Plaintiffs seek unspecified compensatory and punitive damages. SCE's answer to the complaint filed on November 13, 1995, denied all material allegations. On August 1, 1996, the court stayed all further trial court proceedings until there are final determinations on any appeals from the judgments entered in favor of SCE in the two cases mentioned immediately above.

On November 17, 1995, a SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs allege that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the claims of the employee was granted on March 19, 1996. The employee's wife subsequently died from her illness. This case is expected to go to trial in March, 1997.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer to the complaint denied all material allegations. On August 12, 1996, the court dismissed the claims of the former worker and her husband with prejudice. This case is expected to go to trial, after completion of the trial of the case described immediately above, in mid-1997.

On February 20, 1996, an individual employed by various contractors intermittently at San Onofre from 1984 to 1993, and who was employed by SCE as a temporary security officer in 1994, sued SCE in Orange County municipal court for undiagnosed injuries he allegedly sustained as a result of radiation exposure at San Onofre. In the complaint, plaintiff seeks $25,000 in compensatory damages. This case was removed to the U.S. District for the Southern District of California. SCE's answer to the complaint, filed on July 2, 1996, denied all material allegations. This case was dismissed with prejudice on October 11, 1996.

With the exception of the last of the above-mentioned matters, these matters were previously reported under the heading "San Onofre Personal Injury Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against Edison International and SCE on behalf of an alleged class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs sought injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. Edison International and SCE denied the material allegations of the complaint, asserted several affirmative defenses, and pursued discovery. On May 2, 1996, SCE and the Equal Employment Opportunity Commission ("EEOC") stipulated to the EEOC's intervention in the action. Subsequently, on May 9, 1996, the Court entered an order allowing the EEOC to intervene.

Following extensive negotiations, the parties agreed upon settlement terms and submitted a proposed Consent Decree to the court for approval. On May 13, 1996, the Court granted the parties' Joint Motion for Preliminary Approval of Consent Decree, preliminarily accepting the proposed Consent Decree, provisionally certifying the case as a class action, and approving notice to the class members. On July 22, 1996, at the hearing on final approval of the Consent Decree, the court raised issues that resulted in the parties' agreement to modify the proposed Consent Decree. The court then granted preliminary approval of the modified Consent Decree on August 5, 1996, ordered that notice be given to the class members, and scheduled a final fairness hearing for September 26, 1996.

Fifteen individuals and an organization filed objections to the proposed Consent Decree and a motion to intervene in the lawsuit. Thirteen individuals filed timely requests to be excluded from the monetary provisions of the proposed Decree. On September 25, 1996, the court denied the motion to intervene. After the hearing on September 26, at which the court heard oral argument from the objectors, the court on September 30, 1996, overruled the objections and granted final approval of the Consent Decree.

The Consent Decree provides that a settlement fund of $8,150,000 for back pay claims and $3,100,000 for emotional distress claims be established, and it contains an expedited claim review process for class members who make claims to the settlement fund. The Decree also provides for improvements in the Company's internal claims resolution process, expansion of career development and skills training programs, expansion of diversity training programs, and improvements in other human resources systems. The Decree has a seven-year term, with the possibility of early termination after five years.

On October 25, 1996, the organization and individuals who sought to intervene and/or objected to the Consent Decree served notices of appeal from the court's orders denying intervention and approving the Consent Decree.

This matter was previously reported under the heading "Employment
Discrimination Litigation" in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 1995, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

Oil Pipeline Litigation

On November 1, 1996, plaintiff, a crude oil pipeline company, filed a lawsuit against SCE and the City of Los Angeles (the "City") in the United States District Court for the Central District of California claiming that SCE and the City had interfered with its attempt to construct a proposed 132-mile oil pipeline ("Pacific Pipeline") designed to transport oil from the San Joaquin Valley and Santa Barbara to the Los Angeles refineries.

Plaintiff alleges, among other things, that SCE and the City wrongfully initiated administrative and other legal proceedings in an attempt to derail and obstruct the construction of the Pacific Pipeline. Plaintiff alleges that these acts constitute unfair competition, tortious interference with economic advantage and violate state and federal antitrust laws. Plaintiff further claims that because of the alleged delays, it could suffer losses in excess of $300,000,000. Additionally, plaintiff seeks treble and punitive damages.

Unless the filing deadline is extended, SCE's response to the complaint is due on or before November 25, 1996. SCE intends to deny the material allegations of the complaint. This matter has not been previously reported.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

          23.  Consent of Independent Public Accountants

          27.  Financial Data Schedule

(b)       Reports on Form 8-K:

          October 3, 1996       --  Item 5 -- Other Events--
                                    Governor Signs Restructuring Legislation
                                    CPUC Incentive-Based Rate Decision

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHERN CALIFORNIA EDISON COMPANY
                                              (Registrant)



                                 By          R. K. BUSHEY
                                    -------------------------------
                                             R. K. BUSHEY
                                     Vice President and Controller



                                  By          K. S. STEWART
                                    -------------------------------
                                              K. S. STEWART
                                       Assistant General Counsel

November 12, 1996