Form 10-K
period 1996-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 1997-03-27
CIK 92103

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                December 31, 1996
                          --------------------------------------------

                             Commission File Number 1-2313

                          SOUTHERN CALIFORNIA EDISON COMPANY
                (Exact name of registrant as specified in its charter)

            California                                        95-1240335
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

     2244 Walnut Grove Avenue                               (818) 302-1212
        Rosemead, California        91770      (Registrant's telephone number,
(Address of principal executive offices)(Zip Code)   including area code)

              Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange
          Title of each class                                on which registered
         -------------------                                ---------------------
Capital Stock
      Cumulative Preferred        $100 Cumultive Preferred  American and Pacific
 4.08% Series     4.78% Series          6.05% Series
 4.24% Series     5.80% Series          6.45% Series
 4.32% Series     7.36% Series          7.23% Series


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

As of March 21, 1997, there were 419,726,654 shares of Common Stock outstanding, all of which are held by the registrant's parent holding company.  The aggregate market value of registrant's voting stock held by non-affiliates was approximately $518,107,275 on or about March 21, 1997, based upon prices reported by the American Stock Exchange.  The market values of the various classes of voting stock held by non-affiliates were as follows: CUMULATIVE PREFERRED STOCK $229,444,775; $100 CUMULATIVE PREFERRED
STOCK $288,662,500.  The market values for the $100 Cumulative Preferred Stock, which are unlisted, were obtained from broker quotes.

                          DOCUMENTS INCORPORATED BY REFERENCE


  Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.
(1) Designated portions of the Annual Report to Shareholders for the
    year ended December 31, 1996. . . . . . . . . . . . . . . . .    Parts I, II and IV
(2) Designated portions of the Joint Proxy Statement relating to
    registrant's 1997 Annual Meeting of Shareholders. . . . . . .    Part III

PAGE

                                   TABLE OF CONTENTS

Item                                                                           Page
----                                                                           ----


                                        Part I

  1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
         Competitive Environment. . . . . . . . . . . . . . . . . . . . . .      1
         Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
         Rate Matters . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
         Fuel Supply and Purchased Power Costs. . . . . . . . . . . . . . .      9
         Environmental Matters. . . . . . . . . . . . . . . . . . . . . . .     11
  2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13
         Existing Generating Facilities . . . . . . . . . . . . . . . . . .     13
         Construction Program and Capital Expenditures. . . . . . . . . . .     14
         Nuclear Power Matters. . . . . . . . . . . . . . . . . . . . . . .     15
  3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .     18
         QF Litigation. . . . . . . . . . . . . . . . . . . . . . . . . . .     18
         Environmental Litigation . . . . . . . . . . . . . . . . . . . . .     19
         San Onofre Personal Injury Litigation. . . . . . . . . . . . . . .     20
         Employment Discrimination Litigation . . . . . . . . . . . . . . .     21
         Oil Pipeline Litigation. . . . . . . . . . . . . . . . . . . . . .     22
  4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .     22

       Executive Officers of the Registrant . . . . . . . . . . . . . . . .     22

                                        Part II

  5.   Market for Registrant's Common Equity and Related
       Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . .     25
  6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .     26
  7.   Management's Discussion and Analysis of Results of
       Operations and Financial Condition . . . . . . . . . . . . . . . . .     26
  8.   Financial Statements and Supplementary Data. . . . . . . . . . . . .     26
  9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure. . . . . . . . . . . . . . . . .     26

                                       Part III

 10.   Directors and Executive Officers of the Registrant . . . . . . . . .     26
 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .     26
 12.   Security Ownership of Certain Beneficial
       Owners and Management. . . . . . . . . . . . . . . . . . . . . . . .     26
 13.   Certain Relationships and Related Transactions . . . . . . . . . . .     26

                                        Part IV

 14.   Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .     27
       Report of Independent Public Accountants on
       Supplemental Schedules . . . . . . . . . . . . . . . . . . . . . . .     28
       Supplemental Schedules . . . . . . . . . . . . . . . . . . . . . . .     29
       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32
       Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . .     33

PAGE

                                        PART I

Item 1.  Business

Southern California Edison Company ("SCE") was incorporated under California law in 1909. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of central and southern California, excluding the City of Los Angeles and certain other cities. This area includes some 800 cities and communities and a population of more than 11 million people. SCE had 12,057 full-time employees during 1996. During 1996, 39% of SCE's total operating revenue was derived from residential customers, 37% from commercial customers, 12% from industrial customers, 7% from public authorities, 4% from agricultural and other customers and 1% from resale customers. SCE comprises the major portion of the assets and revenue of Edison International, its parent holding company.

                                Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators are restructuring California's electric utility industry.

On September 23, 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (discussed below) by addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, thereby allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable competition transition charge (CTC) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers. In light of the legislation, the CPUC has indicated that it need not prepare an environmental impact report in connection with its December 1995 restructuring policy decision.

In December 1995, the CPUC issued its decision on restructuring California's electric utility industry. The transition to a new market structure, which is expected to provide competition and customer choice, would begin January 1, 1998, with all consumers participating by 2003 (changed to 2002 by the recently enacted legislation). Key elements of the CPUC decision include:

    o Creation of an independent power exchange (PX) to manage electric supply and demand. California's investor-owned utilities would be required to purchase from and sell to the PX all of their power during the transition period, while other generators could voluntarily participate.

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

    o Recovery of costs to transition to a competitive market (utility investments, obligations incurred to serve customers under the existing framework and reasonable employee-related costs) through a non-bypassable charge, applied to all customers, called the CTC.

    o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

    o Performance-based ratemaking (PBR) for those utility services not subject to competition.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. On November 26, 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information by March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees; SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, transmission and distribution (T&D), nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition cost estimates are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs
pertaining  to  certain   generating  plants  and  regulatory  commitments
consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre and Palo Verde and certain other costs. An update to the CTC was filed by SCE on February 14, 1997, to reflect approval by the CPUC of settlements regarding ratemaking of SCE's share of the Palo Verde Nuclear Generating Station and the buyout of a power purchase agreement with Portland General Electric, as well as other minor data updates. No substantive changes in the total CTC estimates were included.

On November 27, 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil-and gas-fueled generation divestiture was requested for late 1997.

In September 1996, the CPUC adopted a non-generation T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion controlled by the ISO is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public benefit programs and the CTC. The filing was in response to CPUC and FERC directives which require electric services, such as T&D, to be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers. On December 6, 1996, SCE filed a more comprehensive plan for the functional unbundling of SCE's rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The filing also included proposals for establishing new regulatory proceedings to replace current proceedings that will no longer be necessary during the rate freeze period.

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

If events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

Subsequent Event

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996, SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and its independent accountants continue to believe that SCE meets such criteria and met with the SEC staff in March 1997 and presented additional and clarifying information seeking to convince the SEC staff of the merits of SCE's position. Following the meeting, the SEC staff submitted additional questions to SCE and the other major California electric utilities. The companies are preparing responses for submittal to the SEC staff. The authority to require SCE to discontinue applying regulatory accounting standards rests with the SEC. If SCE is required to discontinue the application of these accounting standards for its generation-related assets, it would have to write off generation-related regulatory assets, which at December 31, 1996, totaled approximately $600 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

SCE believes that a proper application of regulatory accounting standards will result in it no longer meeting the criteria to apply these accounting standards to all of its non-hydroelectric generation-related assets after the end of the 1998-2001 transition period. If SCE continues the application of these accounting standards during the transition period, but during the transition period events occur that result in SCE no longer meeting the criteria for applying such standards, SCE may be required to write off the remaining balance of its recorded generation-related regulatory assets existing at that time.

If a non-cash write-off is required, SCE believes that it should not affect the stranded-cost recovery plans set forth in the CPUC's December 1995 restructuring decision and legislation enacted by the State of California in September 1996.

Unbundling of Distribution Services

On October 25, 1996, the CPUC issued an Order directing SCE to submit comments on, and cost estimates for, providing metering, billing, and related customer services. The CPUC issued the Order in connection with its ongoing investigation of the policies governing the restructuring of

California's electric services industry. The purpose of this aspect of the CPUC's investigation is to determine the extent to which, if at all, nonutility energy service providers should be allowed to offer metering, billing, and related customer services, which currently are provided exclusively by SCE as part of its franchise service obligation. Such "unbundling" would expose SCE to potential financial losses in these services, potential stranded costs and create the potential for reduced revenue security. SCE submitted comments in compliance with the CPUC's Order on December 20, 1996. SCE submitted further comments on January 21, 1997 and February 7, 1997. The CPUC held a full-panel hearing on these matters on January 15, 1997, following which the Administrative Law Judge issued a proposed decision recommending that the CPUC "unbundle" metering and billing services in early 1998. SCE filed opening comments on the proposed Decision on March 6, 1997; on March 11, SCE submitted reply comments. The CPUC is expected to issue a decision setting forth its proposed policies in the second quarter of 1997. The CPUC is not bound by the proposed decision: they may accept it in whole or part, or may reject it and consider the matter further. Due to the uncertainty surrounding any future policies the CPUC may adopt with respect to unbundling, SCE is unable to provide an estimate of the potential financial impact of such policies.

Automated Meter Reading Proposal

SCE is developing a pilot automated meter reading (AMR) network capable of reading 20-50,000 meters at the cost of $12 million. The installation is underway and should be completed in 1997. If successful, SCE expects to proceed with full-scale deployment to 85 percent (3.6 million) of its customers. The full project would start in late 1997 and take four years to complete at an estimated capital cost of $350 million. The AMR system would allow SCE to read meters from a remote location and enable customers to respond to hourly price signals envisioned by electric restructuring beginning in January 1, 1998. Some of these costs would be offset by savings in operations and maintenance expenses, due to the reduction of manual meter reading. The net cost is expected to be approximately $75 million. On December 20, 1996, as part of its comments on unbundling (see above), SCE presented its AMR proposal to the CPUC. In the comments, SCE proposed the net cost of the project would be included in rates after the rate freeze required by Assembly Bill 1890 in 2002. As previously noted, SCE is expecting a CPUC decision concerning the unbundling of revenue cycle services and its AMR proposal in the second quarter of 1997.

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

The construction, planning and siting of SCE's power plants within California are subject to the jurisdiction of the California Energy Commission and the CPUC. SCE is subject to rules and regulations of the California Air Resources Board and local air pollution control districts with respect to the emission of pollutants into the atmosphere, the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes. SCE is also subject to regulation by the

EPA, which administers certain federal statutes relating to environmental matters. Other federal, state and local laws and regulations relating to environmental protection, land use and water rights also affect SCE.

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

                                     Rate Matters

CPUC Retail Ratemaking

The rates for electricity provided by SCE to its retail customers comprise several major components established by the CPUC to compensate SCE for basic business and operational costs, fuel and purchased-power costs, and the costs of adding major new facilities.

Basic business and operational costs are recovered through base rates, which are determined in general rate case proceedings held before the CPUC every three years. CPUC decisions on SCE's PBR proposals (discussed under Competitive Environment) and the ongoing electric industry restructuring (discussed above) could affect the need for future general rate case proceedings. During a general rate case, the CPUC critically reviews SCE's operations and general costs to provide service (excluding energy costs and, in certain instances, major plant additions). The CPUC then determines the revenue requirement to cover those costs, including items such as depreciation, taxes, operation, maintenance, and administrative and general expenses. The revenue requirement is forecasted on the basis of a specified test year. Following the revenue requirement phase of a general rate case, SCE and the CPUC proceed to a rate design phase which allocates revenue requirements and establishes rate levels for customers.

SCE's fuel, purchased-power and energy-related costs of providing electric service are recovered through a balancing account mechanism called the Energy Cost Adjustment Clause ("ECAC"). Under the ECAC balancing account procedure, actual fuel, purchased-power and energy-related revenue and costs are compared and the difference is recorded as either an undercollection or overcollection. The amount recorded in the balancing account is periodically amortized through rate changes which return overcollections to customers by reducing rates or collect undercollections
from customers by increasing rates.   The costs recorded in the ECAC
balancing account are subject to reasonableness reviews by the CPUC. The reasonableness of execution and the ongoing administration of all purchased-power contracts including contracts with QFs is also reviewed in ECAC proceedings by the CPUC. During recent ECAC periods, in excess of $2.5 billion in costs arising from such contracts has annually been submitted for CPUC review. The CPUC has not yet completed its review of all of SCE's energy and fuel related costs for the period April 1, 1990, to the present. Certain incentive provisions are included in the ECAC that can affect the amount of fuel and energy-related costs actually recovered. SCE is required to make an ECAC filing for each calendar year, and must also make a second filing for a mid-year adjustment if it would result in an ECAC rate change exceeding 5% of total annual revenue.

The CPUC has also adopted a Nuclear Unit Incentive Procedure ("NUIP") which provides for a sharing of additional energy costs or savings between SCE and its ratepayers when operation of any of the units of San Onofre or Palo Verde Units is outside a specified range (55% to 80% of each unit's capacity factor). The NUIP ended for San Onofre Units 2 and 3 at the end of fuel cycle number seven which occurred on May 23, 1995, and September 26, 1995, respectively. The CPUC also modified the NUIP for Palo Verde Units 1, 2 and 3. The NUIP for Palo Verde will continue through December 31, 2001, for purposes of calculating a reward only. The current NUIP period, which would have included the average of Fuel Cycles 6 and 7, was adjusted for Palo Verde to include only Fuel Cycle 6. If any of the three Palo Verde units operate above an 80% Gross Capacity Factor
(GCF) for a subsequent fuel cycle within the period, the NUIP reward will be calculated based on the difference between the additional variable cost and the market price (or replacement power cost until the market becomes operational) for the output above an 80% GCF. Any NUIP reward based upon a fuel cycle not completed by December 31, 2001 will be calculated on a pro-rata basis ending November 1, 2001.

The Electric Revenue Adjustment Mechanism reflects the difference between the recorded and authorized level of base rate revenue. The CPUC adopted this mechanism primarily to minimize the effect on earnings of fluctuations in retail kilowatt-hour sales.

Energy Cost Adjustment Clause ("ECAC")

A CPUC decision related to SCE's 1996 authorized revenue for fuel and purchased power was issued on February 23, 1996. At issue was the treatment of a $237 million overcollection in ECAC. The CPUC ordered a one-time credit applied to customer bills in 1996. SCE's 1996 CPUC-authorized revenue, including the effects of other rate actions, was reduced by $338 million or 4.4%. SCE was required to credit customer bills in June 1996 and did refund the $237 million overcollection referred to above.

1992 Annual ECAC Application

SCE filed its testimony in the QF reasonableness phase of SCE's 1992 ECAC proceeding on September 1, 1992. On January 16, 1996, the CPUC's Office of Ratepayer Advocates ("ORA") released its report on QF reasonableness for both the 1992 record period and as to issues that had been reserved from the 1991 ECAC proceeding. The report recommends: (1) disallowances of $8,678,458 for the 1992 record period and $8,039,177 for the 1991 record period attributable to alleged deficiencies in how SCE administers the firm capacity payment provisions in its agreements with QFs; (2) disallowances of $5,904,143 for the 1992 record period and $5,007,701 for the 1991 record period regarding QF sales of energy that exceed the nameplate ratings specified by the QF in Interim Standard Offer No. 4
(ISO4) contracts and negotiated contracts containing similar payment provisions; and (3) disallowances of $21,150 for the 1992 record period and $21,751 for the 1991 record period relating to purchases of as-available capacity from QFs in excess of the nameplate ratings specified by the QF in ISO4 and similar contracts. The report requests that such disallowances be assessed on a continuing basis until SCE ends its challenged practices in these areas. No schedule has been set for further testimony or hearings on these issues.

1994 Annual ECAC Application

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's

Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ALJ consolidated the hearings for gas reasonableness issues in A. 95-05-049 covering the period April 1, 1994 through March 31, 1995 with the 1994 Application. ORA has recommended a disallowance of $37.5 million for excessive costs for the 1995 record period. If formation of these contracts is not found reasonable by the CPUC, any costs found unreasonable would be disallowed in subsequent record periods. An adverse ruling by the CPUC on contract reasonableness could also affect SCE's future recovery of any termination costs
associated with these contracts.   SCE and ORA have filed several rounds
of testimony on this issue. Hearings began in January 1997 and concluded in February 1997. A decision is expected in late 1997.

1995 Annual ECAC Application

SCE filed its Reasonableness of Operations testimony on May 26, 1996. The non-QF report addresses power purchases and exchanges, and the operation of hydro, coal, gas and nuclear resources for the period April 1, 1994, through March 31, 1995. In May 1996, the ORA issued its reasonableness report on several reasonableness issues. The Report recommends a $6,623,936 disallowance for replacement fuel expenses associated with 64 outage days due to the Palo Verde Nuclear Generating Station Unit 2 steam generator tube rupture in 1993. In February 1997, SCE filed its rebuttal testimony addressing these issues. No schedule has been set for the reasonableness phase.

On October 4, 1996, the ORA issued its report on SCE's Canadian gas procurement contracts discussed above. The report recommends a $37.6 million disallowance for the period April 1994 through March 1995. On October 17, 1996, the ALJ consolidated the gas reasonableness issues into the 1994 ECAC proceeding. SCE filed rebuttal testimony on December 31, 1996. Hearings on this matter began in January 1997 and concluded in February 1997. A decision is expected in late 1997.

Mohave Generating Station

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. In July 1996, the CPUC approved a settlement agreement between SCE and the ORA which resulted in a $39 million (including interest) refund to SCE's customers. The refund, which had been previously reserved, was completed by year-end 1996.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission effective July 1996. The FERC issued an order reaffirming its basic determinations, clarifying certain terms, and making several changes in March 1997. The decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The April 1996 decision, affirmed in the March 1997 decision, also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers (e.g., a new municipal electric system), although the FERC did clarify that it does not intend to prevent or interfere with the authority of a state and that it has discretion to defer to a state stranded cost calculation method. Also in the March 1997 decision, the FERC expanded its authority on stranded cost recovery associated with retail-turned-wholesale customers to include municipal annexations. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. However, the FERC clarified that it will not entertain such requests if a state regulatory authority has addressed such costs, regardless of whether the state regulatory authority has allowed full recovery, partial recovery, or no recovery. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective, on an interim basis, subject to refund, as of its filing date. The FERC accepted SCE's compliance filing in February 1997. SCE will revise its tariff to reflect the few revisions set forth in the March 1997 order.

Palo Verde Ratemaking Proposal

On December 20, 1996, the CPUC issued a final decision on SCE's proposal for a new rate mechanism for its 15.8% share of the three units at Palo Verde. The decision adopts the Palo Verde All-Party Settlement filed with the CPUC on November 15, 1996. The settlement was based on a Memorandum of Understanding signed by all of the active parties to the Palo Verde proceeding. Under the settlement, SCE has the opportunity to recover its remaining investment (approximately $1.2 billion) in Palo Verde beginning January 1, 1997, and ending December 31, 2001, earning a reduced rate of return on rate base of 7.35% instead of the current 9.49%. Also, SCE will utilize a balancing account to pass through Palo Verde's incremental operating costs (considered reasonable so long as they do not exceed 30% of a baseline forecast and the site's gross annual capacity factor does not go below 55%) to ratepayers. Beginning January 1, 1998, this balancing account will become part of the CTC mechanism. If SCE's actual costs are less than the forecast, the difference will benefit ratepayers as a credit to the CTC mechanism. After 2001, SCE's ratepayers will receive 50% of the benefits derived from the operation of Palo Verde.

Workforce Reductions

During 1996, SCE offered a voluntary retirement program to certain eligible employees. Approximately 3,000 employees (2,200 non-represented and 800 represented employees) accepted the terms of this program. After allowance for the effects of pension settlement gains, SCE's net expense for this program was $4 million.

Proposed New Accounting Standard

During 1996, the Financial Accounting Standards Board issued an exposure draft, that would establish accounting standards for the recognition and measurement of closure and removal obligations. The exposure draft would require the estimated present value of an obligation to be recorded as a liability, along with a corresponding increase in the plant or regulatory asset accounts when the obligation is incurred. If the exposure draft is approved in its present form, it would affect SCE's accounting practices for decommissioning of its nuclear power plants, obligations for coal mine reclamation costs, and any other activities related to the closure or removal of long-lived assets. SCE does not expect that the accounting changes proposed in the exposure draft, even after deregulation, would have an adverse effect on its results of operations due to its current and expected future ability to recover these costs through customer rates.

                         Fuel Supply and Purchased Power Costs

Fuel and purchased-power costs were approximately $3.3 billion in 1996, a 4.4% increase over 1995.

SCE's sources of energy during 1996 were: purchased power 45%; natural gas 15%; nuclear 21%; coal 12%; and hydro 7%.

Average fuel costs, expressed in cents per kilowatt-hour, for the year ended December 31, 1996, were: oil, 7.67 cents; natural gas, 2.94 cents; nuclear, 0.48 cents; and coal, 1.37 cents.

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

To implement its all-gas strategy, SCE acquired a balanced portfolio of gas supply and transportation arrangements. Traditionally, natural gas needs in southern California were met from gas production in the southwest region of the country. To diversify its gas supply, SCE entered into four 15-year natural gas supply agreements with major producers in western Canada. These contracts, totaling 200,000,000 cubic feet per day, have market-sensitive pricing arrangements. This represents about 55% of SCE's current average annual supply needs. The rest of SCE's gas supply is acquired under short-term contracts from Texas, New Mexico and the Rocky Mountain region.

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

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre through the years indicated below:


                                                                      Units
                                                                      2 & 3
                                                                      -----
  Uranium concentrates(1) . . . . . . . . . . . . . . . . . . .        2003
  Conversion. . . . . . . . . . . . . . . . . . . . . . . . . .        2003
  Enrichment. . . . . . . . . . . . . . . . . . . . . . . . . .        2003
  Fabrication . . . . . . . . . . . . . . . . . . . . . . . . .        2005
  Spent fuel storage(2) . . . . . . . . . . . . . . . . . . . .   2006/2006
_______________
(1) Assumes the San Onofre participants meet their supply obligations in a timely manner.

(2) Assumes full utilization of expanded on-site storage capacity and normal operation of the units, including interpool transfers and maintaining full-core reserve. To supplement existing spent fuel storage, a contingency plan is being developed to construct additional on-site storage capacity with initial operation scheduled for no later than 2005. The Nuclear Waste Policy Act of 1982 requires that the DOE provide for the disposal of utility spent nuclear fuel beginning in 1998. The DOE has stated that it will not be able to meet the 1998 date to start accepting spent nuclear fuel and has requested stakeholder input as to the best course of action to accommodate the delay.

Participants in Palo Verde have purchased uranium concentrates sufficient to meet projected requirements through 1997. Independent of arrangements made by other participants, SCE will furnish its share of uranium concentrates requirements through at least 1997 from existing contracts. Contracts cover requirements to provide conversion and fabrication through 2016, and enrichment through 2002.

Palo Verde on-site spent fuel storage capacity will accommodate needs through 1999 while maintaining full-core offload reserve. Planned modifications will extend storage capacities with full-core reserve through 2004 for Units 1 and 2 and through 2005 for Unit 3.

                                 Environmental Matters

Legislative and regulatory activities in the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics and nuclear control continue to result in the imposition of numerous restrictions on SCE's operation of existing facilities, on the timing, cost, location, design, construction and operation by SCE of new facilities, and on the cost of mitigating the effect of past operations on the environment. These activities substantially affect future planning and will continue to require modifications of SCE's existing facilities and operating procedures. SCE is unable to predict the extent to which additional regulations may affect its operations and capital expenditure requirements.

The Clean Air Act provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards. The Clean Air Act was amended in 1990, giving the South Coast Air Quality Management District ("SCAQMD") 20 years to achieve the federal air quality standards for ozone. The SCAQMD's 1997 Air Quality Management Plan ("AQMP") Update, adopted in November 1996, demonstrates a commitment to attain the federal ozone air quality standard by 2010. Consistent with the requirements of the AQMP and the Clean Air Act Amendments of 1990 ("CAAA"), the SCAQMD adopted rules to reduce emissions of oxides of nitrogen ("NOx") from combustion turbines, internal combustion engines, industrial coolers and utility boilers. On October 15, 1993, the SCAQMD adopted the Regional Clean Air Incentives Market ("RECLAIM") which replaces most of the previous rule requirements with a market mechanism for NOx emission trading (trading credits). RECLAIM will, however, require SCE to significantly reduce NOx emissions through retrofit or purchase of trading credits on all basin generation by 2003. In Ventura County, a NOx rule was adopted requiring more than an 88% NOx reduction by June 1996 at all utility boilers. SCE has installed the required NOx controls in Ventura County.

The CAAA does not require any significant additional emissions control expenditures that are identifiable at this time. The amendments call for a five-year study of the sources and causes of regional haze in the southwestern U.S. Also, the Environmental Protection Agency ("EPA") and SCE will conclude a cooperative tracer study of SO2 emissions from the Mohave Coal Generating Station in late 1997 or mid- to late- 1998. This study is evaluating potential impact from Mohave emissions on haze within Grand Canyon National Park. The extent to which these studies may require sulfur dioxide emissions reductions at the Mohave plant is not known. The acid rain provisions of the amended Clean Air Act also put an annual limit on sulfur dioxide emissions allowed from power plants. SCE has received more sulfur dioxide allowances than it requires for its projected operations. As a result of a petition by Mohave County in the State of Arizona, the Nevada Department of Environmental Protection ("NDEP") studied the impact of the plume from the Mohave plant on the Mohave area air quality. The regulatory outcome required SCE to meet a new lower opacity limit in early 1994. The NDEP reviewed SCE's performance relative to the opacity limit again in 1995 and determined to retain the current standard. Until more definitive information on tracer study results are available, SCE expects to meet all the present regulations through improved operations at the plant.

The CAAA also requires the EPA to carry out a three-year study of risk to public health from emissions of toxic air contaminants from power plants, and to regulate such emissions only if required. The study has not been completed by EPA to date.

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

The Safe Drinking Water and Toxic Enforcement Act prohibits the exposure to individuals of chemicals known to the State of California to cause cancer or reproductive harm and the discharge of such listed chemicals into potential sources of drinking water. Additional chemicals are continuously being put on the state's list, requiring constant monitoring.

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

The Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use and disposal of polychlorinated biphenyls, a toxic substance used in certain electrical equipment ("PCB waste"). Current costs for disposal of PCB waste are immaterial.

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

SCE's recorded estimated minimum liability to remediate its 55 identified sites was $114 million at December 31, 1996. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $101 million of SCE's recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs through insurance and other third-party recoveries. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining 20 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites at this time.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1996 were $7 million.

Based on currently available information, SCE believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

SCE's total capital expenditures for environmental protection for the years 1997 through 2001 are projected to be $900 million. These expenditures are mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

Item 2.  Properties

                            Existing Generating Facilities

SCE owns and operates 12 oil- and gas-fueled electric generating plants, one diesel-fueled generating plant, 38 hydroelectric plants and an undivided 75.05% interest (1,614 MW net) in Units 2 and 3 at San Onofre. These plants are located in central and southern California. Palo Verde (15.8% SCE-owned, 579 MW net) is located near Phoenix, Arizona. SCE owns a 48% undivided interest (754 MW) in Units 4 and 5 at the Four Corners Generating Station ("Four Corners Project"), a coal-fueled steam electric generating plant in New Mexico. Palo Verde and the Four Corners Project are operated by other utilities. SCE operates and owns a 56% undivided interest (885 MW) in Mohave, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1996, the existing SCE-owned generating capacity (summer effective rating) was comprised of approximately 65% gas, 15% nuclear, 11% coal, 8% hydroelectric and 1% oil.

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

With certain exceptions, major and certain minor hydroelectric projects with related reservoirs, currently having an effective operating capacity of 1,156 MW and located in whole or in part on lands of the U.S., are owned and operated by SCE under governmental licenses which expire at various times between 1997 and 2026. Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire the project upon payment of specified compensation.
When existing licenses expire, FERC has the authority to issue new licenses to third parties, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. Any new licenses issued to SCE are expected to be issued under terms and conditions less favorable than those of the expired licenses. SCE's applications for the relicensing of certain hydroelectric projects referred to above with an aggregate effective operating capacity of 59.1 MW are pending. Annual licenses issued for all SCE projects, whose licenses have expired and are undergoing relicensing, will be renewed until the new licenses are issued.

In 1996, SCE's peak demand was 18,207 MW, set on August 14, 1996. Total area system operating capacity of 21,602 MW was available to SCE at the time of the 1996 peak. SCE's record peak demand of 18,413 MW occurred on August 17, 1992.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds ("Trust Indenture"), of which approximately $3.7 billion principal amount was outstanding at December 31, 1996. Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affects SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in the Four Corners Project and the related easement and lease referred to below may be so considered.

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

                   SCE Construction Program and Capital Expenditures

Cash required by SCE for its capital expenditures totaled $616 million in 1996, $773 million in 1995, and $982 million in 1994. Construction expenditures for the 1997-2001 period are forecasted at $3.4 billion.

In addition to cash required for construction expenditures for the next five years as discussed above, $1.8 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCE's estimates of cash available for operations for the five years through 2001 assume, among other things, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. SCE's estimates and underlying assumptions are subject to continuous review and periodic revision.

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

On January 10, 1996, the CPUC's decision for SCE's Test Year 1995 GRC rejected a settlement agreement proposed by SCE, San Diego Gas & Electric (SDG&E) and ORA in its original form, but proposed modifications to certain terms related and granted SCE the opportunity to accept the portion of the settlement agreement related to San Onofre Units 2 and 3 with the proposed modifications. The CPUC gave SCE 25 days to prepare a detailed proposal consistent with the policy adopted in its Decision. On February 5, 1996, SCE filed a revised San Onofre Unit 2 and 3 proposal in which it accepted the modifications to certain settlement agreement terms as proposed by the CPUC. The CPUC adopted the revised proposal on April 10, 1996. Under this Proposal, SCE would have recovered its remaining investment in San Onofre Units 2 and 3 at a reduced rate of return (7.35% compared to the current 9.55%), but on an accelerated basis during the eight-year period from the effective date in 1996 through December 31, 2003. Under AB 1890, however, the recovery of the San Onofre remaining investment must be completed by December 31, 2001. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 was superseded by incremental cost incentive pricing (ICIP), in which SCE's customers would pay a preset price for each kilowatt-hour of energy generated at San Onofre during the eight-year period. AB 1890 expressly allowed continuation of ICIP pricing through December 31, 2003, the end of the eight-year period. SCE was compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 only with revenues earned through the ICIP. However, SCE also retained the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre is not generating power through future ECAC filings. SCE would also continue to collect funds for decommissioning expenses through traditional ratemaking treatment.

In the restructuring decision, the CPUC ordered SCE to file an application by March 29, 1996, requesting a new rate mechanism for its share of the Palo Verde units to be effective January 1, 1997. On February 29, 1996, SCE filed its Palo Verde Proposal Application requesting adoption of a new rate mechanism for Palo Verde consistent with the San Onofre Units 2 and 3 rate mechanism. On November 15, 1996, SCE, ORA and TURN, entered into a settlement agreement regarding SCE's Palo Verde Proposal Application. The settlement retained SCE's proposal to recover its remaining investment in the Palo Verde units by December 31, 2001 at a reduced rate of return (7.35% compared to the current 9.55%) consistent with Assembly Bill 1890, but modified SCE's proposed Palo Verde rate mechanism. Instead of receiving a preset price for each kilowatt-hour of energy generated during that period, as proposed, the settling parties agreed that SCE would recover its share of Palo Verde incremental operating costs, except if those costs exceed 95% of the levels forecast by SCE in its application by more than 30% in any given year. In that case, SCE must demonstrate that the aggregate amount of the costs exceeding the forecast in that year are reasonable. In addition, if the annual Palo Verde site Gross Capacity Factor (GCF) is less than 55% in a calendar year, SCE will bear the burden of proof to demonstrate that the site's operations causing the GCF to fall below 55% were reasonable in that year. If operations are determined to be unreasonable by the CPUC, SCE's replacement power purchases associated with that period of Palo Verde operations below 55% GCF may be disallowed. The CPUC approved the settlement agreement on December 20, 1996.

Beginning in 2002, power from Palo Verde Units 1, 2 and 3 will be sold at the then-current market prices with 50% of the benefits of such operation given to customers. Likewise, beginning in 2004, power from San Onofre Units 2 and 3 will be sold at the then-current market prices with 50% of the benefits of such operation given to customers.

San Onofre Nuclear Generating Station

In August 1992, the CPUC approved a settlement agreement between SCE and the CPUC's ORA to discontinue operation of Unit 1 at the end of its then-current fuel cycle. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996, earning an 8.98% rate of return on rate base. In November 1992, SCE discontinued operation of Unit 1.

The Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing tube degradation. During the most recent Unit 2 refueling and inspection outage, however, an increased rate of degradation was identified, resulting in removing 1.8% of the tubes from service. The cumulative total of Unit 2's tubes removed from service is now 5.5%, well below the maximum 10% allowed in the steam generator design before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage will be conducted in 1998 for Unit 2. Depending on the results of a forthcoming refueling and inspection outage for Unit 3, a mid-cycle inspection outage may be required in 1998 for that unit also.

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

Based on latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the 40 year licensed operating life of those units, although APS continues to monitor the situation. APS has disclosed that it believes it will be economically desirable to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS has indicated to the participants that it believes that replacement of the Unit 2 steam generators would cost between $100 million and $150 million. SCE estimates that this cost could be higher, such that its share of this cost would be between $16 million and $30 million plus replacement power costs. Unanimous approval of the Palo Verde participants is required for capital improvements, including steam generator replacement. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

Nuclear Facility Decommissioning

With the exception of San Onofre Unit 1, SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the NRC. Currently, San Onofre Unit 1, which shut down in 1992, is expected to be stored until decommissioning begins at the other San Onofre units. Decommissioning is estimated to cost $2.0 billion in current-year dollars based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial and other costs. The site specific studies are updated approximately every three years. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $148 million in 1996, $151 million in 1995 and $122 million in 1994. The accumulated provision for decommissioning was $949 million at December 31, 1996, and $823 million at December 31, 1995. The estimated costs to decommission San Onofre Unit 1 ($263 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Facility Depreciation

In October 1994, the CPUC authorized SCE to accelerate recovery of its nuclear plant investments by $75 million per year through 2011, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives. Recovery of the San Onofre and Palo Verde nuclear plant investment has been further accelerated by the 1995 GRC decision, industry restructuring, legislation, and the Commission's decision adopting the Palo Verde Settlement.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such premium amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to periodic adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by these arrangements were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $34 million per year. Insurance premiums are charged to operating expense.

Item 3.  Legal Proceedings

                                     QF Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against SCE in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P., and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy (a subsidiary of Edison International) at the time of filing. In April 1996, Edison Mission Energy's 50% share in these projects was sold to CalEnergy. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs allege in the fourth amended complaint that past underpayments have totaled at least $21 million. In other court filings, plaintiffs contend that additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60 million. Plaintiffs also seek unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After SCE's motion to strike portions of the fourth amended complaint was denied, SCE filed an answer to the fourth amended complaint which denies its material allegations.

On May 1, 1996, the parties entered into an agreement for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, a settlement amount has been paid and the parties have entered into mutual general releases, with respect to the period before January 1, 1996. The Company intends to seek recovery of this payment through rates. The Company has also agreed, subject to CPUC approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have reserved the right to continue the litigation with respect to the period after December 31, 1995, if CPUC approval is not obtained. On August 8, 1996, the Company filed its application with the CPUC for approval of the settlement as it pertains to the period after 1995. On December 20, 1996, the ORA filed a protest to the application. In its protest, the ORA requests that the CPUC not grant the application or, in the alternative, that the CPUC conduct hearings on the application. On January 17, 1997, the Company filed a reply to the ORA's request. On February 27, 1997, a prehearing conference was held, at which time SCE's application was set for hearing to commence on April 23, 1997.

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of
development.   In  its   responses  to  the  complaints,  SCE  denied  the
plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. Furthermore, pursuant to stipulation of the parties, the Kern County case was ordered on April 3, 1996, to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Trial on the consolidated cases is set to begin on March 11, 1997. No trial date has been set in the ninth unconsolidated case.

                               Environmental Litigation

Electric and Magnetic Fields ("EMF")

SCE is involved in three lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities. SCE denied the material allegations in its responses to each of these lawsuits.

The first lawsuit was filed in Orange County Superior Court and served on SCE in June 1994. There are five named plaintiffs and six named defendants, including SCE. Three of the five plaintiffs are presently or were formerly employed by Grubb & Ellis, a real estate brokerage firm with offices located in a commercial building known as the Koll Center in Newport Beach. Two of the named plaintiffs are spouses of the other plaintiffs. Grubb & Ellis and the owners and developers of the Koll Center are also named as defendants in the lawsuit. This lawsuit alleges, among other things, that the three plaintiffs employed by Grubb & Ellis developed various forms of cancer as a result of exposure to EMF from electrical facilities owned by SCE and/or the other defendants located on Koll Center property. No specific damage amounts are alleged in the complaint, but supplemental documentation prepared by the plaintiffs indicates that plaintiffs allege compensatory damages of approximately $8 million, plus unspecified punitive damages. In December 1995, the court granted SCE's motion for summary judgment and dismissed the case. Plaintiffs have filed a Notice of Appeal. Briefs have been submitted but no date for oral argument has been set.

A second lawsuit was filed in Orange County Superior Court and served on SCE in January 1995. This lawsuit arises out of the same fact situation as the June 1994 lawsuit described above and involves the same defendants. There are four named plaintiffs, two of whom were formerly employed by Grubb & Ellis and now allegedly have various forms of cancer. The other two plaintiffs are the spouses of those two individuals. No specific damage amounts are alleged in the complaint, but supplemental documentation prepared by the plaintiffs indicates that plaintiffs will allege compensatory damages of approximately $13.5 million, plus unspecified punitive damages. On April 18, 1995, Grubb & Ellis filed a cross-complaint against the other co-defendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. This case has been stayed pending appellate review of the trial judge's sanction order against the plaintiffs' attorneys. The Court of Appeals has heard oral argument on this issue, but no decision has been issued.

A third case was filed in Orange County Superior Court and served on SCE in March 1995. The plaintiff alleges, among other things, that he developed cancer as a result of EMF emitted from SCE distribution lines which he alleges were not constructed in accordance with CPUC standards. No specific damage amounts are alleged in the complaint but supplemental documentation prepared by the plaintiff indicates that plaintiff will allege compensatory damages of approximately $5.5 million, plus unspecified punitive damages. No trial date has been set in this case.

                         San Onofre Personal Injury Litigation

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and SDG&E, as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District court for the Southern District of California. Plaintiffs alleged that the former employee's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods.
Plaintiffs sought unspecified compensatory and punitive damages. On April 3, 1995, the court granted the defendants' motion to dismiss 14 of the plaintiffs' claims. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the court granted plaintiffs' motion to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. All trial court proceedings have been stayed pending the ruling of the Court of Appeals. The impact to SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator and his wife sued SCE and SDG&E in the U.S. District court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the plant, and the Institute of Nuclear Power Operations as defendants. The former employee died of leukemia shortly after the complaint was filed. Plaintiffs allege that the former operator's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs seek unspecified compensatory and punitive damages. On November 22, 1995, the complaint was amended to allege wrongful death and added the former employee's two children as plaintiffs. On December 22, 1995, SCE filed a motion to dismiss or, in the alternative, for summary judgment based on worker's compensation exclusivity. On March 25, 1996, the court granted SCE's motion for summary judgment. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. All trial court proceedings have been stayed pending the ruling of the Court of Appeals in this case and in the case described in the above paragraph. The impact to SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of fuel rods for the plant, and the Institute of Nuclear Power Operations as defendants. The security officer worked for a contractor in 1982, worked for SCE as a temporary employee (1982-1984), and later worked as an SCE security supervisor (1984-1994). The officer died of leukemia in 1994. Plaintiffs allege that the former officer's illness resulted from, and was aggravated by, his exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs seek unspecified compensatory and punitive damages. SCE's November 13, 1995, answer to the complaint denied all material allegations. All trial court proceedings have been stayed pending the rulings of the Court of Appeals in the cases described in the above two paragraphs.

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs alleged that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on March 19, 1996. The employee's wife died on August 15, 1996. On September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. The trial is expected to begin in August 1997.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer denied all material allegations. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. The case is expected to go to trial in late 1997.

                         Employment Discrimination Litigation

On September 21, 1994, nine African-American employees filed a lawsuit against Edison International and SCE on behalf of a class of African-American employees, alleging racial discrimination in job advancement, pay, training and evaluation. The lawsuit was filed in the United States District Court for the Central District of California. The plaintiffs sought injunctive relief, as well as an unspecified amount of compensatory and punitive damages, attorneys' fees, costs and interest. Edison International and SCE responded by denying the material allegations of the complaint and asserting several affirmative defenses.

Simultaneous with discovery, the parties entered into settlement discussions. The parties agreed to include the Equal Employment Opportunity Commission (EEOC) in their settlement discussions after that agency indicated its intent to intervene in the lawsuit in support of the plaintiffs. The parties and EEOC agreed upon settlement terms and submitted a proposed Consent Decree to the court for approval. After certain issues raised by the court were addressed through a modification of the proposed Decree, the court granted preliminary approval of the modified Consent Decree on August 5, 1996, ordered that notice be given to the class members, and scheduled a final fairness hearing on September 26, 1996.

Fifteen individuals and an organization filed timely objections to the proposed Consent Decree and a motion to intervene in the lawsuit. Thirteen individuals filed timely requests to be excluded from the monetary provisions of the proposed Decree. On September 25, 1996, the court denied the motion to intervene. After the hearing on September 26, at which the court heard oral argument from the objectors, the court on September 30, 1996, overruled the objections and granted final approval of the Consent Decree.

The Decree provides that a settlement fund of $8.15 million for back pay claims and $3.1 million for emotional distress claims be established, and it contains an expedited claim review process for class members who make claims to the settlement fund. The Decree also provides for improvements in the Company's internal claims resolution process, expansion of career development and skills training programs, expansion of diversity training programs, and improvements in other human resources systems. The Decree has a seven-year term, with the possibility of early termination after five years.

On October 25, 1996, the organization and individuals who sought to intervene and/or object to the Consent Decree served notice of appeal from the court's orders denying intervention and approving the Consent Decree. The Court of Appeals ordered that the appellants file their opening brief by March 12, 1997, and that appellees file any responsive brief by April 11, 1997. Appellants have moved for an extension of time to file their opening brief, but that motion has not been ruled upon and appellants have not yet filed their brief.

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

Plaintiff alleges, among other things, that SCE and the City wrongfully initiated administrative and other legal proceedings in an attempt to derail and obstruct the construction of the Pacific Pipeline. Plaintiff alleges that these acts constitute unfair competition, tortious interference with economic advantage and violate state and federal antitrust laws. Plaintiff further claims that because of the alleged delays, it could suffer losses in excess of $300 million. Additionally, plaintiff seeks treble and punitive damages.

The deadling for filing a response to the complaint has been continued pending the outcome of a motion by plaintiff filed in a related lawsuit seeking to dismiss the City of Los Angeles' complaint therein against the U.S. Forest Service and plaintiff. SCE intends to deny the substantive allegations of the complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Pursuant to Form 10-K's General Instruction ("General Instruction") G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

                        Age at
                       December                                             Effective
Executive Officer      31, 1996        Company Position(2)                    Date
-----------------      --------        -------------------                  ---------
John E. Bryson            53           Chairman of the Board,           October 1, 1990
                                         Chief Executive Officer
                                         and Director

Stephen E. Frank          55           President, Chief Operating       June 19, 1995
                                         Officer and Director

Bryant C. Danner         59           Executive Vice President         June 1, 1995
                                         and General Counsel

Alan J. Fohrer            46           Executive Vice President         September 1, 1996
                                         and Chief Financial Officer

Harold B. Ray             56           Executive Vice President,        June 1, 1995
                                         Generation Business Unit

Vikram S. Budhraja        49           Senior Vice President,           June 1, 1995
                                         Power Grid Business Unit

Robert G. Foster          49           Senior Vice President,           November 21, 1996
                                         Public Affairs

Emiko Banfield            50           Vice President,                  July 22, 1996
                                         Shared Services

Pamela A. Bass            49           Vice President, Customer         June 1, 1996
                                         Solutions Business Unit

Richard K. Bushey         56           Vice President and               January 1, 1984
                                         Controller

Theodore F. Craver, Jr.   45           Vice President and               September 1, 1996
                                         Treasurer

John R. Fielder           51           Vice President, Regulatory       February 1, 1992
                                         Policy and Affairs

Bruce C. Foster           44           Vice President, San Francisco    January 1, 1995
                                         Regulatory Affairs

Lillian R. Gorman         43           Vice President,                  July 22, 1996
                                         Human Resources

Lawrence D. Hamlin        52           Vice President,                  February 1, 1992
                                         Power Production

Thomas J. Higgins         51           Vice President, Corporate        April 1, 1995
                                         Communications

R. W. Krieger             48           Vice President, Nuclear          June 17, 1993
                                         Generation

J. Michael Mendez         55           Vice President,                  February 10, 1997
                                         Labor Relations

Dwight E. Nunn            54           Vice President, Nuclear          December 18, 1995
                                         Engineering and Technical
                                         Services

Frank J. Quevedo          52           Vice President,                  June 1, 1996
                                         Equal Opportunity

Richard M. Rosenblum      46           Vice President,
                                         Distribution Business Unit     January 1, 1996

Beverly P. Ryder          46           Corporate Secretary and          January 1, 1996
                                         Special Assistant to the
                                         Chairman/CEO

______________

(1) Ron Daniels, Vice President of Special Projects, retired on April 1, 1996. On June 1, 1996, Owens F. Alexander left his position as SCE Vice President of Customer Solutions, to become Senior Vice President for Edison Source.

     On June 1, 1996, Pamela A. Bass became Vice President of Customer Solutions Business Unit and Frank J. Quevedo was elected Vice President of Equal Opportunity. On July 22, 1996, Emiko Banfield became Vice President of Shared Services, and Lillian R. Gorman was elected Vice President of Human Resources. Theodore F. Craver, Jr. was elected Vice President and Treasurer on September 1, 1996. On November 21, 1996, Robert G. Foster was elected Senior Vice President of Public Affairs. On February 10, 1997, J. Michael Mendez became Vice President of Labor Relations.

(2) Executive officers Bryson, Danner, Fohrer, Robert Foster, Bushey, Craver, Gorman, Higgins, and Ryder hold the same positions with Edison International. Edison International is the parent holding company of SCE.

None of SCE's executive officers are related to each other by blood or marriage. As set forth in Article IV of SCE's Bylaws, the officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of SCE for more than five years except for Stephen
E. Frank, Bryant C. Danner, Theodore F. Craver, Jr., Bruce C. Foster, Lillian R. Gorman, Thomas J. Higgins, Dwight E. Nunn, Frank J. Quevedo and Beverly P. Ryder. Those officers who have not held their present position for the past five years had the following business experience:

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

Alan J. Fohrer            Executive Vice President, Chief        February 1996 to August 1996
                            Financial Officer and Treasurer
                            of SCE
                          Executive Vice President and           May 1995 to January 1996
                            Chief Financial Officer of SCE
                          Executive Vice President, Chief        May 1995 to August 1996
                            Financial Officer and Treasurer
                            of Edison International
                          Senior Vice President, Chief           January 1993 to April 1995
                            Financial Officer and Treasurer
                            of Edison International
                          Senior Vice President and Chief        January 1993 to April 1995
                            Financial Officer of SCE
                          Vice President, Chief Financial        April 1991 to January 1993
                            Officer and Treasurer of Edison
                            International and SCE

Harold B. Ray             Senior Vice President, Power Systems   June 1990 to May 1995

Robert G. Foster          Vice President, Public Affairs         November 1993 to October 1996
                          Regional Vice President, Sacramento    January 1988 to October 1993
                            Office

Vikram S. Budhraja        Vice President, Planning and           June 1993 to May 1995
                            Technology
                          Vice President, System Planning and    February 1992 to May 1993
                            Operations

Emiko Banfield            Vice President, Human Resources        January 1996 to July 1996
                          Manager of Procurement and Material    May 1994 to December 1995
                            Management
                          Manager of Transportation Services     December 1991 to May 1994

Pamela A. Bass            Vice President, Shared Services        January 1996 to May 1996
                          Division Vice President, ENvest(3)     August 1993 to December 1995
                          Division Vice President,               January 1992 to August 1993
                            Customer Services

Theodore F. Craver, Jr.   Executive Vice President and Corporate September 1990 to August 1996
                            Treasurer, First Interstate Bancorp

Bruce C. Foster           Regional Vice President, San Francisco January 1992 to December 1994
                            Office

Lillian R. Gorman         Executive Vice President and Human     October 1990 to July 1996
                            Resources Director, First Interstate
                            Bancorp

Thomas J. Higgins         President, The Laurel Company(2)(4)    January 1994 to December 1994
                          Senior Vice President of Blue          October 1990 to December 1993
                            Cross/Blue Shield of Maryland(4)

R. W. Krieger             Station Manager, San Onofre            August 1990 to May 1993

J. Michael Mendez         Vice President, Regional Leadership    February 1993 to January 1997
                          Vice President, Human Resources        August 1991 to January 1993

Dwight E. Nunn            Vice President, Tennessee Valley       April 1990 to December 1995
                            Authority(4)

Frank J. Quevedo          Director of Equal Opportunity          January 1996 to May 1996
                          Manager of Equal Opportunity           July 1992 to December 1995
                          Director, Corporate Relations,         June 1986 to June 1992
                            Hunt-Wesson, Inc.

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

                                        PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in SCE's Annual Report to Shareholders for the year ended December 31, 1996, ("Annual Report") under "Quarterly Financial Data" on page 31 and is incorporated by reference pursuant to General Instruction G(2). As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.

Item 6.    Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1992-1996" on page 1 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2 through 10 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.    Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in
Part IV. Other information responding to Item 8 is included in the Annual Report on pages 11, 12, 13, and 14 through 31 under "Quarterly Financial Data", and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                       PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Joint Proxy Statement ("Proxy Statement") filed with the Commission in connection with SCE's Annual Meeting to be held on April 17, 1997, under the heading, "Election of Directors of Edison International and SCE" on pages 2 through 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responding to Item 11 is included in the Proxy Statement beginning with the section under the heading "Executive Compensation Table
- Edison International and SCE" on pages 9 through 21, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 is included in the Proxy Statement under the headings "Stock Ownership of Directors and Executive Officers of Edison International and SCE" on pages 7 through 10 and "Stock Ownership of Certain Shareholders" on page 25, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 is included in the Proxy Statement under the heading "Certain Additional Affiliations and Transactions of Nominees and Executive Officers" on pages 22 through 25, and is incorporated herein by reference pursuant to General Instruction G(3).

                                        PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements

The following items contained in the 1996 Annual Report to Shareholders are incorporated by reference in this report.

     Management's Discussion and Analysis of Results of Operations and
        Financial Condition
     Consolidated Statements of Income -- Years Ended December 31, 1996,
        1995 and 1994
     Consolidated Statements of Retained Earnings -- Years Ended
        December 31, 1996, 1995 and 1994
     Consolidated Balance Sheets -- December 31, 1996, and 1995
     Consolidated Statements of Cash Flows -- Years Ended December 31, 1996,
        1995 and 1994
     Notes to Consolidated Financial Statements
     Responsibility for Financial Reporting
     Report of Independent Public Accountants

     (2)  Report of Independent Public Accountants and Schedules
          Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers.
                                                                        Page
                                                                        ----
Report of Independent Public Accountants on Supplemental
  Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
  Schedule II--Valuation and Qualifying Accounts for the Years
    Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . 29

Schedules I through V, except those referred to above, are omitted as not required or not applicable.

     (3)  Exhibits

     See Exhibit Index on page 33 of this report.

(b)  Reports on Form 8-K

     January 18, 1996
         Item 5:  Other Events:      Announcement of 1995 4th Quarter Earnings

     October 3, 1996
       Item 5:  Other Events:        Governor Wilson Signs Assembly Bill 1890

     December 5, 1996
       Item 5:  Other Events:        Divestiture of 12 natural gas and oil-
                                     fueled power plants

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               ON SUPPLEMENTAL SCHEDULES




To Southern California Edison Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1996 Annual Report to Shareholders of Southern California Edison Company (SCE) incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedules listed in Part IV of this Form 10-K, which are the responsibility of SCE's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                       ARTHUR ANDERSEN LLP
                                       ARTHUR ANDERSEN LLP

Los Angeles, California
January 31, 1997 (except with respect
to the "Subsequent Event" discussed under "Competitive Environment" in Part I, Item 1, as to which the date is February 21, 1997)

                          SOUTHERN CALIFORNIA EDISON COMPANY

                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         For the Year Ended December 31, 1996

                                                    Additions
                                            ------------------------
                                Balance at   Charged to  Charged to                Balance
                               Beginning of   Costs and     Other                  at End
            Description           Period      Expenses    Accounts   Deductions   of Period
            -----------        ------------  ----------  ----------  ----------   ---------
                                                       (In thousands)

Group A:
  Uncollectible accounts --
    Customers. . . . . . . . .    $ 22,126    $ 21,831     $    --   $ 19,567      $ 24,390
    All other. . . . . . . . .       2,013         376          --        700         1,689
                                  --------    --------     -------   --------      --------
      Total. . . . . . . . . .    $ 24,139    $ 22,207     $    --   $ 20,267(a)   $ 26,079
                                  ========    ========     =======   ========      ========

Group B:
  DOE decontamination
    and decommissioning. . . .    $ 52,742    $     --     $ 1,468(b)$  5,421(c)   $ 48,789
  Purchase Power Settlement. .          --          --     107,700(d)      --       107,700
  Pension and benefits . . . .     196,662       8,547      21,869(e)  46,151(f)    180,927
  Insurance, casualty and
    other. . . . . . . . . . .      94,788      59,123          --     67,402(g)     86,509
                                  --------    --------     -------   --------      --------
      Total. . . . . . . . . .    $344,192     $67,670    $131,037   $118,974      $423,925
                                  ========    ========     =======   ========      ========

_______________
(a)  Accounts written off, net.

(b)  Represents revision to estimate based on actual billings.

(c)  Represents amounts paid.

(d) Represents payments to be made under agreement to terminate a purchase-power contract.

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

                          SOUTHERN CALIFORNIA EDISON COMPANY

                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         For the Year Ended December 31, 1995

                                                    Additions
                                            ------------------------
                                Balance at   Charged to  Charged to                Balance
                               Beginning of   Costs and     Other                  at End
            Description           Period      Expenses    Accounts   Deductions   of Period
            -----------         -----------  ----------  ----------  ----------  ----------
                                                       (In thousands)

Group A:
  Uncollectible accounts --
    Customers. . . . . . . . .    $ 21,000    $ 22,179     $    --   $ 21,053      $ 22,126
    All other. . . . . . . . .       2,806         801          --      1,594         2,013
                                  --------    --------     -------   --------      --------
      Total. . . . . . . . . .    $ 23,806    $ 22,980     $    --   $ 22,647(a)   $ 24,139
                                  ========    ========     =======   ========      ========

Group B:
  DOE Decontamination
    and Decommissioning. . . .    $ 56,485    $     --    $  1,531(b) $ 5,274(c)   $ 52,742
  Pension and benefits . . . .     174,851      42,805      23,931(d)  44,670(e)    196,662
  Insurance, casualty and
    other. . . . . . . . . . .      79,727      74,751          --     56,690(f)     94,788
                                  --------    --------     -------   --------      --------
      Total. . . . . . . . . .    $311,063    $117,556     $25,207   $109,634      $344,192
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

                          SOUTHERN CALIFORNIA EDISON COMPANY

                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         For the Year Ended December 31, 1994

                                                    Additions
                                            ------------------------
                                Balance at   Charged to  Charged to                Balance
                               Beginning of   Costs and     Other                  at End
            Description           Period      Expenses    Accounts   Deductions   of Period
            -----------         -----------  ----------  ----------  ----------  ----------
                                                       (In thousands)

Group A:
  Uncollectible accounts --
    Customers. . . . . . . . .    $ 15,664    $ 27,071     $    --   $ 21,735      $ 21,000
    All other. . . . . . . . .       2,758       1,428          --      1,380         2,806
                                  --------    --------     -------   --------      --------
      Total. . . . . . . . . .    $ 18,422    $ 28,499     $    --   $ 23,115(a)   $ 23,806
                                  ========    ========     =======   ========      ========

Group B:
  DOE Decontamination
    and Decommissioning. . . .    $ 67,128    $     --     $  (452)(b)$ 10,191(c)  $ 56,485
  Pension and benefits . . . .     131,764     147,037      23,931 (d)127,881(e)    174,851
  Insurance, casualty and
    other. . . . . . . . . . .      67,703      67,197          --     55,173(f)     79,727
                                  --------    --------     -------   --------      --------
      Total. . . . . . . . . .    $266,595    $214,234     $23,479   $193,245      $311,063
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

                                       SOUTHERN CALIFORNIA EDISON COMPANY


                                       By            Timothy W. Rogers
                                          ----------------------------------
                                                     Timothy W. Rogers
                                                         Attorney

                                       Date:  March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                           Date
    ---------                          -----                           ----

Principal Executive Officer:
   John E. Bryson*           Chairman of the Board,            March 27, 1997
                               Chief Executive Officer
                               and Director
Principal Financial Officer:
   Alan J. Fohrer*           Executive Vice President          March 27, 1997
                               and Chief Financial Officer

Controller or Principal
   Accounting Officer:
   Richard K. Bushey*        Vice President and                March 27, 1997
                               Controller
Majority of Board of Directors:
   Howard P. Allen*          Director                          March 27, 1997
   Winston H. Chen*          Director                          March 27, 1997
   Stephen E. Frank*         Director                          March 27, 1997
   Camilla C. Frost*         Director                          March 27, 1997
   Joan C. Hanley*           Director                          March 27, 1997
   Carl F. Huntsinger*       Director                          March 27, 1997
   Charles D. Miller*        Director                          March 27, 1997
   Luis G. Nogales*          Director                          March 27, 1997
   Ronald L. Olson*          Director                          March 27, 1997
   J. J. Pinola*             Director                          March 27, 1997
   James M. Rosser*          Director                          March 27, 1997
   E. L. Shannon, Jr.*       Director                          March 27, 1997
   Robert H. Smith*          Director                          March 27, 1997
   Thomas C. Sutton*         Director                          March 27, 1997
   Daniel M. Tellep*         Director                          March 27, 1997
   James D. Watkins*         Director                          March 27, 1997
   Edward Zapanta*           Director                          March 27, 1997


*By            Timothy W. Rogers
   -----------------------------------------
        Timothy W. Rogers, Attorney-in-fact

                                        EXHIBIT INDEX


Exhibit
Number                                  Description
-------                                 -----------

 3.1 Restated Articles of Incorporation as amended through January 1996 (File No. 1-2313)*
 3.2          Bylaws as adopted by the Board of Directors on February 15,
              1996
 4.1          Trust Indenture, dated as of October 1, 1923 (Registration
              No. 2-1369)*
 4.2          Supplemental Indenture, dated as of March 1, 1927
              (Registration No. 2-1369)*
 4.3 Second Supplemental Indenture, dated as of April 25, 1935 (Registration No. 2-1472)*
 4.4 Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
 4.5 Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
 4.6 Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
 4.7 Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
 4.8 Seventh Supplemental Indenture, dated as of January 15, 1948 (Registration No. 2-7369)*
 4.9 Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
 4.10 Ninth Supplemental Indenture, dated as of February 15, 1951 (Registration No. 2-8781)*
 4.11 Tenth Supplemental Indenture, dated as of August 15, 1951 (Registration No. 2-7968)*
 4.12 Eleventh Supplemental Indenture, dated as of August 15, 1953 (Registration No. 2-10396)*
 4.13 Twelfth Supplemental Indenture, dated as of August 15, 1954 (Registration No. 2-11049)*
 4.14 Thirteenth Supplemental Indenture, dated as of April 15, 1956 (Registration No. 2-12341)*
 4.15 Fourteenth Supplemental Indenture, dated as of February 15, 1957 (Registration No. 2-13030)*
 4.16 Fifteenth Supplemental Indenture, dated as of July 1, 1957 (Registration No. 2-13418)*
 4.17 Sixteenth Supplemental Indenture, dated as of August 15, 1957 (Registration No. 2-13516)*
 4.18 Seventeenth Supplemental Indenture, dated as of August 15, 1958 (Registration No. 2-14285)*
 4.19 Eighteenth Supplemental Indenture, dated as of January 15, 1960 (Registration No. 2-15906)*
 4.20 Nineteenth Supplemental Indenture, dated as of August 15, 1960 (Registration No. 2-16820)*
 4.21 Twentieth Supplemental Indenture, dated as of April 1, 1961 (Registration No. 2-17668)*
 4.22 Twenty-First Supplemental Indenture, dated as of May 1, 1962 (Registration No. 2-20221)*
 4.23         Twenty-Second Supplemental Indenture, dated as of
              October 15, 1962 (Registration No. 2-20791)*
 4.24 Twenty-Third Supplemental Indenture, dated as of May 15, 1963 (Registration No. 2-21346)*
 4.25         Twenty-Fourth Supplemental Indenture, dated as of
              February 15, 1964 (Registration No. 2-22056)*

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

                                     EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------

 10.1         1981 Deferred Compensation Agreement (File No. 1-2313)*
 10.2         1985 Deferred Compensation Agreement for Executives
              (File No. 1-2313)*
 10.3         1985 Deferred Compensation Agreement for Directors
              (File No. 1-2313)*
 10.4         Director Deferred Compensation Plan (File No. 1-9936)*
 10.5         Director Grantor Trust Agreement (File No. 1-9936)*
 10.6         Executive Deferred Compensation Plan (File No. 1-9936)*
 10.7         Executive Grantor Trust Agreement (File No. 1-9936)*
 10.8         Executive Supplemental Benefit Program (File No. 1-2313)*
 10.9         Executive Retirement Plan (File No. 1-2313)*
 10.10        Employment Agreement with Howard P. Allen
              (File No. 1-2313)*
 10.11        1995 Executive Incentive Compensation Plan (File No. 1-9936)*
 10.12        1996 Executive Incentive Compensation Plan
 10.13        Executive Disability and Survivor Benefit Program
              (File No. 1-9936)*
 10.14        Retirement Plan for Directors
 10.15        Director Incentive Compensation Plan
 10.16        Officer Long-Term Incentive Compensation Plan
 10.16.1 Form of Agreement for 1989-1995 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936)*
 10.16.2 Form of Agreement for 1996 Awards under the Officer Long-Term Incentive Compensation Plan
 10.17        Estate and Financial Planning Program (File No. 1-9936)*
 10.18        Consulting Agreement with Howard P. Allen (File No. 1-9936)*
 10.19        Employment Agreement with Bryant C. Danner (File No. 1-9936)*
 10.20        Employment Agreement with Stephen E. Frank (File No. 1-9936)*
 12.          Computation of Ratios of Earnings to Fixed Charges
 13.          Annual Report to Shareholders for year ended December 31, 1996
 23.          Consent of Independent Public Accountants - Arthur Andersen
              LLP
 24.1         Power of Attorney
 24.2         Certified copy of Resolution of Board of Directors
              Authorizing Signature
 27.          Financial Data Schedule
____________

* Incorporated by reference pursuant to Rule 12b-32.

                                                      EXHIBIT 10.12


                      EDISON INTERNATIONAL AND
                 SOUTHERN CALIFORNIA EDISON COMPANY

             1996 EXECUTIVE INCENTIVE COMPENSATION PLAN


                    As Adopted December 13, 1995


WHEREAS, it has been determined that it is in the best interest of the Edison International and Southern California Edison Company (SCE) to offer and maintain competitive executive compensation programs designed to attract and retain qualified executives; and

WHEREAS, it has been determined that providing financial incentives to executives that reinforce and recognize corporate, organizational and individual performance and accomplishments will enhance the financial and operational performance of Edison International and SCE; and

WHEREAS, it has been determined that an incentive compensation program would encourage the attainment of short-term corporate goals and objectives;

NOW, THEREFORE, the 1996 Executive Incentive Compensation Plan has been established by the Compensation and Executive Personnel Committee of the Boards of Directors effective January 1, 1996, and made available to eligible executives of the Edison International and SCE subject to the following terms and conditions:

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

"Company" means Edison International and/or Southern California Edison
Company.

"Committee" means the Compensation and Executive Personnel Committees of the Boards.

"Participant" means the Chairman, president, executive vice presidents, senior vice presidents, elected vice presidents, and senior managers whose participation in this Plan has been approved by the Chairman.

"Plan" means the Edison International and Southern California Edison Company 1996 Executive Incentive Compensation Plan.

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

3. Company Performance Goals. The Chairman will furnish recommended Company achievement goals to the Committee, out of which the Committee will, in consultation with the Chairman, select those areas of achievement upon which they wish the Company to focus particular attention and identify performance goals for the year.

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

         70% of Base Salary for the Chairman;
         60% of Base Salary for the President;
         60% of Base Salary for the Executive Vice Presidents;
         45% of Base Salary for the Senior Vice Presidents;
         35% of Base Salary for the elected Vice Presidents; and 25-30% of Base Salary for the Senior Managers.

Stretch-maximum awards of up to 150% of target may be earned on the basis of performance in excess of targets. All awards shall be made in the discretion of the Committee on the basis of its assessment of corporate and individual performance.

5. Approval and Payment of Individual Awards. During the first quarter of the year following the completion of the calendar year, the Chairman will assess the degree to which individual and corporate goals and objectives have been achieved and will develop suggested incentive awards for eligible Participants other than the Chairman. The Committee will receive a report from the Chairman as to overall Company performance, will deliberate on the Chairman's recommendations, will develop an incentive award for the Chairman, and make its determination as to the approval of the recommended awards for officers. Awards to non-officers shall be determined and approved by the Chairman. All decisions of the Committee and the Chairman regarding individual incentive awards will be final and conclusive.

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

Awards under this Plan will not be considered to be salary or other compensation for the purpose of computing benefits to which the Participant may be entitled under any pension plan, stock bonus plan, including but not limited to the SCE Retirement Plan, SCE Stock Savings Plus Plan, or other plan or arrangement of the Company for the benefit of its employees if such plan or arrangement is a plan qualified under
Section 401(a) of the Code and is a trust exempt from Federal income tax under Section 501(a) of the Code.

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

7. Plan Administration. This Plan and any officer awards under it are to be approved by the Committee. The Chairman shall approve any non-officer awards. Administration of the Plan is otherwise delegated to management under the direction of the Chairman. The responsible vice president is authorized to approve ministerial amendments to the Plan, to interpret Plan provisions, and to approve changes as may be required by law or regulation. Neither the Company nor any member of the Committee or the Board shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of the Plan.

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

                                     EDISON INTERNATIONAL
                                     SOUTHERN CALIFORNIA EDISON COMPANY



                                              Emiko Banfield
                                     -------------------------------
                                     Emiko Banfield, Vice President

                                               EXHIBIT 10.14

                    EDISON INTERNATIONAL
             SOUTHERN CALIFORNIA EDISON COMPANY

                RETIREMENT PLAN FOR DIRECTORS

                As Amended February 15, 1996


                         I.  GENERAL

1.1 Purpose
The purpose of this Plan is to provide recognition and retirement compensation to eligible members of the Edison International and Southern California Edison Company Boards of Directors ("Boards") to facilitate the companies' ability to attract, retain, and reward members of the Boards.

1.2 Eligibility
Eligibility in this Plan is limited to members of the Boards who have at least five years of total service (which need not be continuous service) as directors, and who retire or resign from the Boards in good standing or die while in service and in good standing. This Plan covers periods of service both as an employee director and as an outside director. For purposes of this Plan, a year of service will be determined on a calendar year basis and a full year of service will be credited for any fractional year served.

                II.  AMOUNT OF ANNUAL BENEFIT

2.1 Benefit
The Plan pays an annual retirement benefit equal to the annual retainer in effect at the time of the eligible director's retirement, resignation, or death. The retirement benefit will be paid quarterly in advance in equal installments for the period described in Section 3.1(a). No additional amount will be paid for service on any of the committees of the Boards, nor will interest be paid.

2.2 Benefit of Directors in Service Before 1996
If a director has Board service prior to 1996, the Plan will pay an annual retirement benefit determined by multiplying the director's years of service before and after January 1, 1996 by the applicable compensation base and dividing the sum of the products by the director's total years of service. For service before 1996, the compensation base will be the annual retainer plus eight times the regular monthly meeting fee in effect at the time of the eligible director's retirement, resignation or death. For service after 1995, the compensation base will be the annual retainer in effect at the time of the eligible director's retirement, resignation or death.

                  III. DURATION OF PAYMENTS

3.1 Benefit Period
(a) The Plan benefit will be paid to the retired director or his/her surviving spouse for the number of years equal to the director's total years of service on the Boards.

(b) A break in service on the Board of Southern California Edison Company which was required to allow the director to render a period of distinguished and uninterrupted government service which was completed before 1982 and which was followed by reelection to that Board will be recognized under this Plan as a period of service on that Board.

(c) A year of simultaneous service on the Boards of Edison International and Southern California Edison Company will be counted as one year for computation of the Plan's benefit period.

3.2 Commencement of Payments
The first quarterly installment of Plan Benefits will be paid on the first day of the calendar quarter following the director's retirement as a director, or the 65th anniversary of the director's birth, whichever occurs later.

3.3 Survivor Benefits
(a) If the director dies without leaving a surviving spouse, a lump sum of any benefit payments remaining will be calculated and paid to the estate of the director.

(b) If the director dies leaving a surviving spouse before retiring from the Boards, benefit payments to that spouse will begin on the first day of the calendar quarter following the date of the director's death, or the 65th anniversary of the director's birth, whichever occurs later.

(c) If the director dies leaving a surviving spouse after benefit payments have begun, benefit payments will continue and be paid to that spouse.

(d) If the director dies leaving a surviving spouse after retirement from the Boards but before benefit payments have begun, benefit payments to that spouse will begin on the first day of the calendar quarter following the 65th anniversary of the director's birth.

3.4 Termination of Benefit Payments
Once begun, benefit payments to a retired director or his/her surviving spouse will continue until the earlier of the

o  completion of payments for the Benefit Period, or

o date of death of the later to die of the director or the surviving spouse. Upon said death, a lump sum of any remaining benefit payments will be calculated and paid to that person's estate.


                      V. ADMINISTRATION

(a) This Plan is non-contributory, non-qualified and unfunded, and represents an unsecured general obligation of each Company. No special fund or trust will be created, nor will any notes or securities be issued with respect to any retirement benefits.

(b) The Chair of each Company's Compensation and Executive Personnel Committee, or the Vice President of Human Resources of Southern California Edison Company, will have full and final authority to interpret this Plan, and to make determinations advisable for the administration of this Plan, to approve ministerial changes, and to approve changes as may be required by law or regulation. All such decisions and determinations will be final and binding upon all parties.

(c) If any person entitled to payments under this Plan is, in the opinion of the Committees or their designee, incapacitated and unable to use such payments in his/her own best interest, the Committees or their designee may direct that payments (or any portion) be made to the person's spouse or legal guardian, as an alternative to the payment to the person unable to use the payments. The Committees or their designee will have no obligation to supervise the use of such payments.

(d)  This Plan will be governed by the laws of the State of California.


                                  EDISON INTERNATIONAL AND
                             SOUTHERN CALIFORNIA EDISON COMPANY


                                      Beverly P. Ryder
                          ----------------------------------------
                                 Beverly P. Ryder, Secretary


<page 3>

                                                      EXHIBIT 10.15

                        EDISON INTERNATIONAL

                DIRECTOR INCENTIVE COMPENSATION PLAN

              As Amended and Restated February 15, 1996



I.  GENERAL

1.1  Purpose

   The purpose of the Director Incentive Compensation Plan ("Plan") is to foster and promote the long-term financial success of Edison International and its affiliates by attracting and retaining outstanding nonemployee directors by enabling them to participate in the corporation's growth through automatic, nondiscretionary awards of stock ("Awards").

1.2  Eligibility

   Eligibility in this Plan shall be limited to members of the Board of Directors of Edison International or, an Edison International affiliate, who at the time the Award is made are not employees or officers of Edison International or an Edison International affiliate.

1.3  Shares Subject to the Plan

   Shares of stock covered by Awards under the Plan may be, in whole or in part, authorized and unissued shares of Edison International's common stock, or previously issued shares of common stock reacquired by Edison International including shares purchased on the open market, or such other shares as may be substituted pursuant to Section 3.3 ("Common Stock").
The maximum number of shares of Common Stock which may be issued for all purposes under the Plan shall be 196,800 (subject to adjustment pursuant to Section 3.3).


II.  STOCK AWARDS

2.1  Award Formula

   Effective with a Director's election on April 16, 1992, and on each subsequent date a Director is elected or reelected to the Board of Directors of Edison International at an annual meeting of the stockholders, such Director will automatically be granted
<page 1>
500 shares of fully vested Common Stock, at no cost to the Director. Each stock certificate evidencing an Award shall be registered in the name of the Director and delivered to him or her on that date, or as soon thereafter as practicable. Directors serving on more than one Board will receive only one Award per year under the Plan.

2.2  Award Limitation

   Subject to the limitations of Section 3.2, the award formula may be modified from time to time by the Board of Directors, with respect to pricing, timing and amount, but such formula will not be modified to provide an Award in excess of 1000 shares of Common Stock per Director per year.


III.  ADMINISTRATION

3.1  Administration of the Plan

   The Plan shall be self-effectuating. Administrative determinations necessary or advisable for the administration or interpretation of the Plan in order to carry out its provisions and purposes shall be made by Edison International.

3.2  Amendment, Suspension and Termination of Plan

   The Board of Directors may suspend or terminate the Plan or any portion thereof at any time and may amend the Plan from time to time in such respects as the Board of Directors may deem advisable; provided, however, the Plan shall not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, or the rules promulgated thereunder; and provided further, the Plan shall not be amended, without shareholder approval to the extent required by law or the rules of any exchange upon which the Common Stock is listed, (a) to materially increase the number of shares of Common Stock which may be issued under the Plan, except as provided in Section 3.3, (b) to materially modify the requirements as to eligibility for participation in the Plan, or (c) to materially increase the benefits accruing to Directors under the Plan. No such amendment, suspension or termination shall make any change that would disqualify the Plan, or any other Plan of Edison International intended to be so qualified, from the exemption provided by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

3.3  Capital Adjustments

   In the event of a stock dividend or stock split, combination or other reduction in the number of issued shares of Common Stock, a merger, consolidation, reorganization, recapitalization, sale or exchange of substantially all assets or dissolution of Edison International, the Board of Directors shall, in order to prevent the dilution or enlargement of rights under the Plan, make such adjustments in the number and type of shares authorized and the number and type of shares that may be awarded under this Plan as may be determined to be appropriate and equitable.


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

4.4  Term of Plan

   This Plan shall become effective upon its approval by the stockholders of Edison International at their annual meeting on April 16, 1992, and shall continue in effect until terminated by the Edison International Board of Directors or the Edison International stockholders.

EDISON INTERNATIONAL


Beverly P. Ryder
---------------------------------
Beverly P. Ryder
Secretary


<page 3>

                                                      EXHIBIT 10.16

                        EDISON INTERNATIONAL

            OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN


            Amended and Restated as of February 15, 1996


WHEREAS, the 1987 Long-Term Incentive Compensation Plan (the "1987 Plan") was approved by the shareholders of Southern California Edison Company effective January 15, 1987;

WHEREAS, SCEcorp assumed sponsorship of the 1987 Plan with the formation of the holding company approved by the shareholders of Southern California Edison Company on April 21, 1988; and

WHEREAS, it is deemed desirable to amend and restate the Plan as the Edison International Officer Long-Term Incentive Compensation Plan;

NOW, THEREFORE, the Edison International Officer Long-Term Incentive Compensation Plan is restated subject to the following terms and conditions:

1.  Purpose.
The purpose of the Edison International Officer Long-Term Incentive Compensation Plan is to improve the long-term financial and operational performance of Edison International and its affiliates by providing eligible Participants a financial incentive which reinforces and recognizes long-term corporate, organizational and individual performance and accomplishments. The Plan is intended to promote the interests of Edison International and its shareholders by encouraging eligible Participants to acquire stock or increase their proprietary interest in Edison International.

2.  Definitions.
Whenever the following terms are used in this Plan, they will have the meanings specified below unless the context clearly indicates the contrary:

"Board of Directors" or "Board" means the Board of Directors of Edison International.

"Cash Equivalent" means a stock-based award payable in cash only granted pursuant to Section 14.

"Code" means the Internal Revenue Code of 1986, as amended.

"Committee" means the Compensation and Executive Personnel Committee of the Board of Directors excluding those members ineligible to administer this Plan as determined under Section 4.

"Common Stock" means the common shares of Edison International.

"Company" means Edison International or the Edison International affiliate employing the Participant.

"Dividend Equivalent" means the additional amount of cash or Common Stock as described in Section 12.

"Eligible Person" or "Participant" means an officer of the Company whose participation has been approved by the Committee, including without limitation, executive officers under Section 16 of the Securities Exchange Act of 1934, as amended, but excluding those persons participating in the Edison International Management Long-Term Incentive Compensation Plan.

"Fair Market Value" means the average of the highest and lowest sale prices for the Common Stock as reported in the western edition of The Wall Street Journal for the New York Stock Exchange Composite Transactions for the date as of which such determination is made.

"Former Rule 16b-3" means Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and effective until May 1, 1991.

"Holder" means a person holding an Incentive Award.

"Incentive Award" means any award which may be made under the Plan by the Committee.

"Incentive Stock Option" means an option as defined under Section 422A of the Code granted pursuant to Section 7 of the Plan.

"Nonqualified Stock Option" means an option, other than an Incentive Stock Option, granted pursuant to Section 6 of the Plan.

"Option" means either a Nonqualified Stock Option or Incentive Stock
Option.

"Performance Award" means an award granted pursuant to Section 10 which may be based on stock value, book value, or other specific performance criteria.

"Plan" means the Officer Long-Term Incentive Compensation Plan as set forth herein, which may be amended from time-to-time.

"Restricted Stock" means Common Stock granted or awarded pursuant to
Section 8 of the Plan, which is nontransferable and subject to substantial risk of forfeiture until restrictions lapse.

"Rule 16b-3" means Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and effective May 1, 1991.

"Stock Appreciation Equivalent" means an award based on Common Stock appreciation or other specific performance criteria which is granted pursuant to Section 11.

"Stock Appreciation Right" or "Right" means a right granted pursuant to
Section 9 of the Plan.

"Stock Payment" means a payment pursuant to Section 13 in shares of Common Stock to replace all or any portion of the compensation (other than base salary) that would otherwise become payable to a Participant in cash.

3.  Aggregate Awards Under Plan.
Pursuant to the terms of the Plan, and subject to the provisions of this
Section 3 and Section 16 of the Plan, the aggregate number of shares of Common Stock that may be issued or transferred pursuant to Incentive Awards, and the total aggregate value of Incentive Awards other than Dividend Equivalents which are payable in a form other than Common Stock, will not exceed 1.5 million shares, or the fair market value of such shares as determined on the dates of payment of the Incentive Awards. On an annual basis, as long as any Incentive Awards are outstanding and have not been paid, Dividend Equivalents payable in cash will not exceed the annual dividend payable on 1.5 million shares of Common Stock.

The shares to be delivered under the Plan will be made available, at the discretion of the Board or Committee, either from authorized but unissued shares of Common Stock or from previously issued shares of Common Stock reacquired by Edison International including shares purchased on the open market.

If any Incentive Award expires, is forfeited, is canceled, or otherwise terminates for any reason other than upon exercise or payment, the shares of Common Stock (provided the Participant receives no benefit of ownership) or equivalent value that could have been delivered will not be charged against the limitations provided above and may again be made subject to Incentive Awards. However, shares subject to Stock Appreciation Rights settled in cash will not be charged against the share limitations provided above, but only against the fair market value limitation.

4.  Administration.
The Plan will be administered by the Committee, which will consist of those directors on the Compensation Committee of the Board who, (i) as long as Former Rule 16b-3 is elected to apply to this Plan, are not eligible to receive Incentive Awards under the Plan at the time he or she exercises discretion in administering the Plan, and have not been eligible for selection for at least one year prior thereto to receive Incentive Awards or

Common Stock pursuant to the Plan, or any other plan of Edison International or any of its affiliates entitling the Participants therein to acquire Common Stock, Stock Appreciation Rights, or Options of Edison International or any of its affiliates, other than plans permitted by Former Rule 16b-3, or, (ii) from the time Rule 16b-3 is elected to apply to this Plan, during the one year prior to service as an administrator of the Plan, or during such service, have not been granted or awarded Incentive Awards or Common Stock pursuant to the Plan or any other plan of Edison International or any of its affiliates, other than plans permitted by Rule 16b-3. To the extent the members of the Compensation Committee of the Board satisfying the above criteria are fewer than three in number and Former Rule 16b-3 is elected to apply to this Plan, the Board shall appoint additional directors until at least three members are qualified to administer this Plan. From the time Rule 16-3b is elected to apply to the Plan, the Board shall ensure at least two members are qualified to administer the Plan.

The Committee has, and may exercise, such powers and authority of the Board as may be necessary or appropriate for the Committee to carry out its functions as described in the Plan. The Committee has sole authority in its discretion to determine the Officers to whom, and the time or times at which, Incentive Awards may be granted, the nature of the Incentive Award, the number of shares of Common Stock or the amount of cash that makes up each Incentive Award, the pricing and amount of any Incentive Award, the objectives, goals and performance criteria (which need not be identical) utilized to measure the value of Incentive Awards, the form of payment (cash or Common Stock or a combination thereof) payable upon the event or events giving rise to payment of an Incentive Award, the vesting schedule of any Incentive Award, the term of any Incentive Award, and such other terms and conditions applicable to each individual Incentive Award as the Committee shall determine. The Committee may grant at any time new Incentive Awards to a Participant who has previously received Incentive Awards whether such prior Incentive Awards are still outstanding, have previously been exercised in whole or in part, or are canceled in connection with the issuance of new Incentive Awards. The purchase price or initial value of the Incentive Awards may be established by the Committee without regard to the existing Incentive Awards or such other grants. Further, the Committee may, with the consent of a Participant, amend the terms of any existing Incentive Award previously granted to include or amend any provisions which could be incorporated in such an Incentive Award at the time of such amendment.

The Committee has the sole authority to interpret the Plan, to determine the terms and provisions of the Incentive Award agreements, and to make all determinations necessary or advisable for the administration of the Plan. The Committee has authority to prescribe, amend, and rescind rules and regulations relating to the Plan. All interpretations, determinations, and actions by the Committee will be final, conclusive, and binding upon all parties. Any action of the Committee with respect to the administration of the Plan shall be taken pursuant to a majority vote or by the unanimous written consent of its members. The Committee may delegate to one or more agents such nondiscretionary administrative duties as it may deem advisable.

No member of the Board or the Committee or agent or designee thereof will be liable for any action or determination made in good faith by the Board or the Committee with respect to the Plan or any transaction arising under the Plan.

5.  Eligibility and Date of Grant.
The Committee has authority, in its sole discretion, to determine and designate from time-to-time those Eligible Persons who are to be granted Incentive Awards, the type of Incentive Awards to be granted, the times at which Incentive Awards will be granted, the prices of Incentive Awards (which may be any lawful consideration determined by the Committee), the amount of any Incentive Award, and the number of shares of Common Stock or the amount of cash subject to each Incentive Award.

Each Incentive Award will be evidenced by a written instrument signed by Edison International and the Participant and may include any other terms and conditions consistent with the Plan as the Committee may in its discretion determine. The date of grant of an Incentive Award will be the date of the Agreement between the Company and the Participant.

6.  Nonqualified Stock Options.
The Committee may approve the grant of Nonqualified Stock Options to Eligible Persons, subject to the following terms and conditions:

(a) The purchase price of Common Stock under each Nonqualified Stock Option may not be less than one hundred percent of the Fair Market Value of the Common Stock on the date the Nonqualified Stock Option is granted.

(b) No Nonqualified Stock Option may be exercised after ten years and one day from the date of grant.

(c) Upon the exercise of a Nonqualified Stock Option, the purchase price will be payable in full in cash and/or its equivalent, such as Common Stock, acceptable to Edison International. Any shares so assigned and delivered to Edison International in payment or partial payment of the purchase price will be valued at their Fair Market Value on the exercise date.

(d) No fractional shares will be issued pursuant to the exercise of a Nonqualified Stock Option. Only cash payments will be made in lieu of fractional shares.

7.  Incentive Stock Options.
The Committee may approve the grant of Incentive Stock Options to Eligible Persons, subject to the following terms and conditions:

(a) The purchase price of each share of Common Stock under an Incentive Stock Option will be at least equal to the Fair Market Value of a share of the Common Stock on the date of grant; provided, however, that if a Participant, at the time an Incentive Stock Option is granted, owns stock representing more than ten (10%) percent of the total combined voting power of all classes of stock of Edison International (as defined in Section 425(e) or (d) of the Code), then the exercise price of each share of Common Stock subject to such Incentive Stock Option shall be at least one hundred and ten (110%) percent of the Fair Market Value of such share of Common Stock, as determined in the manner stated in this paragraph.

(b) No Incentive Stock Option may be exercised after ten (10) years from the date of the grant. Each Incentive Stock Option granted under this Plan shall also be subject to earlier termination as provided in this Plan.

(c) Upon the exercise of an Incentive Stock Option, the purchase price will be payable in full in cash and/or its equivalent, such as Common Stock, acceptable to Edison International. Any shares so assigned and delivered to Edison International in payment or partial payment of the purchase price will be valued at their Fair Market Value on the exercise date.

(d) The Fair Market Value (determined at the time the Incentive Stock Option is granted) of the shares of Common Stock for which any Participant may be granted Incentive Stock Options that are first exercisable during any one calendar year (including Incentive Stock Options under all plans of the Company) will not in the aggregate exceed One Hundred Thousand ($100,000) Dollars.

(e) No fractional share will be issued pursuant to the exercise of an Incentive Stock Option. Only cash payments will be made in lieu of fractional shares.

8.  Restricted Stock.
The Committee may approve the grant or award of Restricted Stock to Eligible Persons subject to the conditions of this Section 8.

(a) All shares of Restricted Stock granted or awarded pursuant to the Plan (including any shares of Restricted Stock received by the Holder as a result of stock dividends, stock splits, or any other forms of adjustment) will be subject to the following restrictions:

    (i) The shares may not be sold, transferred, or otherwise alienated or hypothecated until the restrictions are removed or expire.

    (ii) The Committee may require the Holder to enter into an escrow agreement providing that the certificates representing Restricted Stock granted or awarded pursuant to the Plan will remain in the physical custody of an escrow holder or Edison International until all restrictions are removed or expire.

    (iii)Each certificate representing Restricted Stock granted or awarded pursuant to the Plan will bear a legend making appropriate reference to the restrictions imposed on the Restricted Stock.

    (iv) The Committee may impose restrictions on any shares granted or awarded as it may deem advisable, including, without limitation, restrictions designed to facilitate exemption from or compliance with the Securities Exchange Act of 1934, as amended, with requirements of any stock exchange upon which such shares or shares of the same class are then listed, and with any blue sky or other securities laws applicable to such shares.

(b) The restrictions imposed under subparagraph (a) above upon Restricted Stock will lapse in accordance with a schedule or other conditions as determined by the Committee, subject to the provisions of Sections 18 and 19.

(c) Upon acceptance of the Restricted Stock offer, the purchase price, if any, established by the Committee will be payable in full in cash and/or its equivalent, such as Common Stock, acceptable to Edison
International.

(d) Subject to the provisions of subparagraph (a) above and Section 19, the Holder will have all rights of a shareholder with respect to the Restricted Stock granted or awarded, including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto.

9.  Stock Appreciation Rights.
The Committee may approve the grant of Rights related or unrelated to Options to Eligible Persons, subject to the following terms and conditions:

(a)  A Stock Appreciation Right may be granted:

    (i)  at any time if unrelated to an option;

    (ii) either at the time of grant, or at any time thereafter during the option term if related to a Nonqualified Stock Option;

    (iii)only at the time of grant if related to an Incentive Stock
         Option.

(b) A Stock Appreciation Right grant in connection with an Option will entitle the Holder of the related Option, upon exercise of the Stock Appreciation Right, to surrender such Option, or any portion thereof to the extent unexercised, with respect to the number of shares as to which such Stock Appreciation Right is exercised, and to receive payment of an amount computed pursuant to Section 9(d). Such Option will, to the extent surrendered, then cease to be exercisable.

(c) Subject to Section 9(g), a Stock Appreciation Right granted in connection with an Option hereunder will be exercisable at such time or times, and only to the extent that a related Option is exercisable, and will not be transferable except to the extent that such related Option may be transferable.

(d) Upon the exercise of a Stock Appreciation Right related to an Option, the Holder will be entitled to receive payment of an amount determined by multiplying:

    (i) The difference obtained by subtracting the purchase price of a share of Common Stock specified in the related Option from the Fair Market Value of a share of Common Stock on the date of exercise of such Stock Appreciation Right, by

    (ii) The number of shares to which such Stock Appreciation Right has been exercised.

(e) The Committee may grant Stock Appreciation Rights unrelated to Options to Eligible Persons. Section 9(d) shall be used to determine the amount payable at exercise of such Stock Appreciation Right(s) if Fair Market Value is not used, except that Fair Market Value shall not be used if the Committee specified in the award that book value or another measure as deemed appropriate by the Committee was to be used. In applying the formula in Section 9(d), the initial share value specified in the Stock Appreciation Right award shall be used in lieu of the price "specified in the related Option."

(f) Payment of the amount determined under Section 9(d) or (e) may be made solely in whole shares of Common Stock in a number determined at their Fair Market Value on the date of exercise of the Stock Appreciation Right or alternatively, at the sole discretion of the Committee, solely in cash or in a combination of cash and shares as the Committee deems advisable. If the Committee decides to make full payment in shares of Common Stock, and the amount payable results in a fractional share, no fractional share will be issued. Payment for the fractional share will be made in cash only.

(g) The Committee may, at the time a Stock Appreciation Right is granted, impose such conditions on the exercise of the Stock Appreciation Right as may be required to satisfy the requirements of Former Rule 16b-3 and/or Rule 16b-3, as applicable (or any other comparable provisions in effect at the time or times in question). Without limiting the generality of the foregoing, the Committee may determine that a Stock Appreciation Right may be exercised only during the period beginning on the third business day and ending on the twelfth business day following the publication of Edison International's quarterly and annual summarized financial data.

10. Performance Awards.
The Committee may approve Performance Awards to Eligible Persons. Such awards may be based on Common Stock performance over a period determined in advance by the Committee or any other measures as determined appropriate by the Committee. Payment will be in cash unless replaced by a Stock Payment in full or in part as determined by the Committee.

11. Stock Appreciation Equivalents.
The Committee may approve Stock Appreciation Equivalents to Eligible Persons. Such awards may be based on Common Stock performance over a period determined in advance by the Committee, or any other measures as determined appropriate by the Committee. Payment will be in cash unless replaced by a Stock Payment in full or in part as determined by the Committee.

12. Dividend Equivalents.
The Committee may approve Dividend Equivalents based on the dividends declared on the Common Stock on record dates during the period between the date an Incentive Award is granted and the date such Incentive Award is exercised or paid. Dividend Equivalents may be awarded separately or in connection with Incentive Awards payable, whether payable in cash or Common Stock. Subject to Sections 3 and 16, such Dividend Equivalents shall be converted to cash or additional shares by such formula and at such time as may be determined by the Committee.

13. Stock Payments.
The Committee may approve Stock Payments of Common Stock to Eligible Persons for all or any portion of the compensation (other than base salary) that would otherwise become payable to a Participant in cash.

Notwithstanding anything to the contrary contained in this Plan, if the written instrument signed by Edison International and the Holder evidencing any Incentive Award states that the Incentive Award(s) will be paid in cash, the Committee may not make a Stock Payment in lieu thereof, and the Incentive Award(s) will be redeemable or exercisable by the Holder only for cash.

14. Cash Equivalents.
The Committee may grant any Incentive Award permitted under the Plan which is otherwise payable in stock in the form of a cash equivalent award.

15. Deferral of Payment.
The Committee may approve the deferral of any payments which may become due under the Plan. Such deferrals shall be subject to any conditions, restrictions or requirements as the Committee may determine.

16. Adjustment Provisions.
Subject to the provisions of this Section 16 below, if the outstanding shares of Common Stock are increased, decreased, or exchanged for a different number or kind of shares or other securities, or if additional shares or new or different shares or other securities are distributed with respect to such shares of Common Stock or other securities, through merger, consolidation, sale of all or substantially all of the property of Edison International, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of Common Stock or other securities, an appropriate and proportionate adjustment may be made in (i) the maximum number and kind of shares provided in Section 3 of the Plan,
(ii) the
number and kind of shares or other securities subject to the then outstanding Incentive Awards, and (iii) the price for each share or other unit of any other securities subject to the then outstanding Incentive Awards without change in the aggregate purchase price or value as to which Incentive Awards remain exercisable or subject to restrictions.

Despite the foregoing, upon dissolution or liquidation of Edison International, or upon a reorganization, merger, or consolidation of Edison International with one or more corporations as a result of which Edison International is not the surviving corporation, or upon the sale of all or substantially all the property of Edison International, all Options, Stock Appreciation Rights, and other Incentive Awards then outstanding under the Plan will be fully vested and exercisable and all restrictions on Restricted Stock will immediately cease, unless provisions are made in connection with such transaction for the continuance of the Plan and the assumption of or the substitution for such Incentive Awards of new Options, Stock Appreciation Rights, or other Incentive Awards, or Restricted Stock covering the stock of a successor employer corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices.

Any adjustments pursuant to this Section will be made by the Committee, whose determination as to what adjustments will be made and the extent thereof will be final, binding, and conclusive. No fractional interest will be issued under the Plan on account of any such adjustments. Only cash payments will be made in lieu of fractional shares.

17. General Provisions.
(a) With respect to any share of Common Stock issued or transferred under any provision of the Plan, such shares may be issued or transferred subject to such conditions, in addition to those specifically provided in the Plan, as the Committee may direct.

(b) Nothing in the Plan or in any instrument executed pursuant to the Plan will confer upon any Holder any right to continue in the employ of the Company or affect the right of the Company to terminate the employment of any Holder at any time with or without cause.

(c) No shares of Common Stock will be issued or transferred pursuant to an Incentive Award unless and until all then applicable requirements imposed by federal and state securities and other laws, rules, and regulations and by any regulatory agencies having jurisdiction, and by any stock exchanges upon which the Common Stock may be listed, have been fully met. As a condition precedent to the issue of shares pursuant to the grant or exercise of an Incentive Award, Edison International may require the Holder to take any reasonable action to meet such requirements.

(d) No Holder (individually or as a member of a group) and no beneficiary or other person claiming under or through such Holder will have any right, title, or interest in or to any shares of Common Stock allocated or reserved under the Plan or subject to any
<page 10>

Incentive Award except as to such shares of Common Stock, if any, that have been issued or transferred to such Holder.

(e) Edison International may make such provisions as it deems appropriate to withhold any taxes which it determines it is required to withhold in connection with any Incentive Award. Subject to this Section 17(e), however, and without in anyway limiting the generality of Section 9, the Committee, in its sole discretion and subject to such rules as the Committee may adopt, may permit Participants to elect (i) cash settlement of any Incentive Award, or (ii) to apply a portion of the shares of Common Stock they are otherwise entitled to receive pursuant to an Incentive Award, or shares of Common Stock already owned, to satisfy the tax withholding obligation arising from the receipt, vesting, or exercise of any Incentive Award, as applicable.

(f) No Incentive Award and no right under the Plan, contingent or otherwise, will be assignable or subject to any encumbrance, pledge, or charge of any nature, or otherwise transferable (meaning, without limitation, that such Incentive Award or right is exercisable during the Holder's lifetime only by him or her or by his or her guardian or legal representative) except that, under such rules and regulations as Edison International may establish pursuant to the terms of the Plan, a beneficiary may be designated with respect to an Incentive Award in the event of death of a Holder of such Incentive Award, and from the time Rule 16b-3 is elected to apply to this Plan, Incentive Awards may be transferred pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the regulations promulgated thereunder. If such beneficiary is the executor or administrator of the estate of the Holder of such Incentive Award, any rights with respect to such Incentive Award may be transferred to the person or persons or entity (including a trust) entitled thereto under the will of the Holder of such Incentive Award, or, in the case of intestacy, under the laws relating to intestacy.

(g) Notwithstanding Section 17(f), the Committee may, to the extent permitted by applicable law and Former Rule 16b-3 and/or Rule 16b-3, as applicable, permit a Holder to assign the rights to exercise Options or Rights to a trust or to exercise options or rights in favor of a trust, provided that, in the case of Incentive Stock Options, such exercise in favor of a trust shall be permitted only if and to the extent that such exercise is not deemed to be a transfer to or exercise by someone other than the Holder in contravention of Section 422A(b)(5) of the Code.

(h) Whenever a Holder is entitled to receive cash in lieu of a fractional share, recognizing that such payment may be deemed a sale of the underlying Common Stock under Section 16 of the Securities Exchange Act of 1934, as amended, the Holder may alternatively elect, at least six months in advance of the payment date, to receive the cash payment or to forfeit his or her rights to such cash payment. This election will be evidenced in the Incentive Award agreement.

(i)  This Plan shall be governed by the laws of the State of California.

18. Amendment and Termination of the Plan.
The Board of Directors or the Committee will have the power, in its discretion, to amend, suspend, or terminate the Plan at any time. No such amendment will, without approval of the shareholders of Edison
International to the extent required by law or the rules of any exchange upon which the Common Stock is listed, and except as provided in Section 16 of the Plan:

(a) Materially modify the requirements as to eligibility for participation in the Plan;

(b) Materially increase the benefits accruing to Eligible Persons under the Plan; or

(c) Materially increase the number of securities which may be issued under the Plan.

The Committee may, with the consent of a Holder, make such modifications in the terms and conditions of any Incentive Award as it deems advisable or cancel the Incentive Award (with or without consideration). No amendment, suspension, or termination of the Plan will, without the consent of the Holder, alter, terminate, impair, or adversely affect any right or obligation under any Incentive Award previously granted under the Plan.

19. Termination of Employment.
(a) A Stock Appreciation Right or an Option held by a person who was an employee at the time such Right or Option was granted will expire immediately if and when the Holder ceases to be an employee, except as follows:

    (i) If the employment of a Participant is terminated by the Company other than for cause, then the Stock Appreciation Rights and Options will expire six months thereafter unless the terms of the Incentive Award agreement specify otherwise. For purposes of this provision, termination "for cause" shall include, but shall not be limited to, termination because of dishonesty, criminal offense, or violation of work rule, and shall be determined by, and in the sole discretion of, the Company. During the six-month period, the Stock Appreciation Rights and Options may be exercised in accordance with their terms, but only to the extent exercisable on the date of termination of employment.

    (ii) If a Participant dies or becomes permanently and totally disabled while employed by the Company, the Stock Appreciation Rights and Options of the Participant will expire three years after the date of death or permanent and total disability unless the terms of the Incentive Award agreement specify otherwise. If the Participant dies or becomes permanently and totally disabled within the six-month period referred to in subparagraph (a) above, the Stock Appreciation Rights and Options will expire six months after the date of death or permanent and total disability, unless the terms of the Incentive Award agreement specify otherwise.

(b) In the event a Holder of other Incentive Awards ceases to be an employee, all such Incentive Awards will terminate except in the case of retirement, death, or permanent and total disability. To be eligible for the full amount of any such Incentive Award, an individual must have been a Participant for the entire period to which the Incentive Award applies. Pro-rata awards may be distributed to Participants who are discharged or who terminate their employment for reasons other than incompetence, misconduct or fraud, or who retired or became disabled during the incentive period, or who were Participants for less than the full incentive period. A pro-rata award may be made to a Participant's designated beneficiary in the event of death of a Participant during an incentive period prior to an award being made.

(c) The Committee may in its sole discretion determine, with respect to an Incentive Award, that any Holder who is on a leave of absence for any reason will be considered as still in the employ of the Company, provided that rights to such Incentive Award during an unpaid leave of absence will be limited to the extent to which such right was earned or vested at the commencement of such leave of absence.

(d) The Committee may vary the strict requirements of this Section 19 by agreement at the time of grant, or on a case-by-case basis thereafter, as it deems appropriate and in the best interests of Edison International. The Committee may accelerate the vesting of all, or a portion of any Incentive Award, and may extend the above-described exercise periods to as long as the term provided in the original Incentive Award agreement.

20. Effective Date of Plan and Duration of Plan.
This Plan as amended and restated will become effective on the date specified by the Board of Directors of Edison International, subject, however, to approval by the stockholders of Edison International at their next annual meeting or at any adjournment thereof, within twelve (12) months following the date of its adoption by the Board of Directors. Unless previously terminated by the Board of Directors, the Plan will terminate April 16, 2002.


                         EDISON INTERNATIONAL


                         Beverly P. Ryder
                         -----------------------------
                         Beverly P. Ryder
                         Secretary
<page 13>

                                                   EXHIBIT 10.16.2

                        EDISON INTERNATIONAL

    OFFICER AND MANAGEMENT LONG-TERM INCENTIVE COMPENSATION PLANS

                        1996 AWARD AGREEMENT


This award is made by Edison International to NAME, ("Employee") as of January 2, 1996 pursuant to the Officer or Management Long-Term Incentive Compensation Plan and subject to the conditions contained in the 1996 Statement of Terms and Conditions which is incorporated herein by reference and receipt of which is acknowledged by Employee. Edison International hereby grants to Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option to purchase the following:

            XXXX shares of authorized Edison International
           Common Stock, coupled with dividend equivalents,
               at an exercise price of $0000 per share.
           ------------------------------------------------

  XXX Shares if Edison Mission Energy XXXX Shares of Edison Capital phantom phantom stock having a base price of $0000stock having a base price of $0000 per per share and the following exercise prices:share and the following exercise prices:
  -------------------------------------------------------------------------------------
   Period  Price $  Period   Price $   Period  Price $   Period  Price $
   ------  -------  ------   -------   ------  -------   ------  -------
    1997             2002               1997              2002
    1998             2002               1998              2002
    1999             2004               1999              2004
    2000             2005               2000              2005
    2001             2006               2001              2006

IN WITNESS WHEREOF, Edison International and Employee have caused this instrument to be executed as of the day and year first written above.

Edison International            Employee



By:---------------------------- By: ----------------------------

        Edison International Officer and Management Long-Term
                    Incentive Compensation Plans
               1996 Statement of Terms and Conditions

1996 Award Grants made under the Edison International Officer and
Management Long-Term Incentive Compensation Plans ("Plans") are subject to the following terms and conditions:

1.  PRICE
(a) The exercise price for the option to purchase Edison International Common Stock stated in the Award Grant is the average of the high and low sales prices of Edison International Stock as reported in the Western Edition of The Wall Street Journal for the New York Stock Exchange Composite Transactions for the date of grant.

(b) The exercise prices stated in the Award Grant for Edison Mission Energy and Edison Capital phantom stock options are derived from escalating base prices as described in Section 5.

2.  VESTING
(a) Subject to the provisions of Section 3, only vested options may be exercised. The initial vesting date will be January 2nd of the year following the date of the Award Grant, or six months after the date of the Award Grant, whichever date is later. The options will vest as follows:
o On the initial vesting date, the options will vest as to 33-1/3% of the covered shares.
o On January 2nd of the following year, the options will vest as to an additional 33-1/3% of the covered shares.
o On January 2nd of the third year following the date of the Award Grant, the options will be fully vested.

(b) The vested options will be exercisable by the Employee, subject to the provisions of Section 3, in whole or in part, in any subsequent period but not later than the first business day of the 10th year following the date of the Award Grant, or, in the case of Edison Mission Energy or Edison Capital phantom stock options, not later than the end of the final 60-day exercise period.

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

(d) Upon termination of an Employee for any reason other than those specified in Subsection (c), only those options which have vested on or before the anniversary date of the Award Grant preceding the date of termination may be exercised, and those options, together with any earned dividend equivalents, will be forfeited unless exercised within 180 days following the date of termination, or in the case of Edison Mission Energy or Edison Capital phantom stock options, the first 60-day exercise period following the date of termination.

(e) Notwithstanding the foregoing, the options and earned dividend equivalents may vest in accordance with Section 15 of the Plan as a result of certain events, including liquidation of Edison International or merger, reorganization or consolidation of Edison International as a result of which Edison International is not the surviving corporation.

3. OPTION EXERCISE
(a) The Employee may exercise an option by providing written notice to Edison International on the form prescribed by Edison International for this purpose specifying the number of options to be exercised, and accompanied by full payment of the exercise price. A sample notice is attached as Exhibit 1. Payment must be in cash, or its equivalent, such as Edison International Stock, acceptable to Edison International. A "cashless" exercise will be accommodated for all Edison Mission Energy and Edison Capital phantom options, and may be accommodated for Edison International stock options at the discretion of Edison International. Until payment is accepted, the Employee will have no rights in the optioned stock. If Edison International stock options are exercised, the Employee may elect to apply any earned dividend equivalents related to the shares for which the options are being exercised to the exercise price for such shares.

(b) Edison International stock options may be exercised at any time after they have vested through the first business day of the 10th year following the date of the Award Grant. Edison Mission Energy and Edison Capital phantom options may be exercised after they have vested, but only during an annually specified 60-day period following the fiscal year-end and the completion of an independently reviewed valuation report which indicates a share value for the fiscal year higher than the applicable Edison Mission Energy or Edison Capital phantom stock option exercise price for that period. The final 60-day Edison Mission Energy or Edison Capital exercise period will commence no later than the end of the second quarter of the 10th year following the date of the Award Grant. Edison Mission Energy and Edison Capital phantom stock options are payable in cash to the Employee upon exercise to the extent the actual value of an Edison Mission Energy or Edison Capital share exceeds the applicable exercise price.

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

(d) In accordance with Section 17(d) of the Plan, the Employee will have no right or claim to any specific funds, property or assets of Edison International as a result of the Award Grant.

4. EDISON INTERNATIONAL OPTION DIVIDEND EQUIVALENTS
(a) An Edison International dividend equivalent account will be established on behalf of the Employee if Edison International stock options have been granted pursuant to the Award Grant. This account may be credited with all or a portion of the dividends payable after the date of grant on the number of shares of stock covered by such Edison International stock options depending upon Edison International's performance during the first three years of the option period as provided in Subsection (b). No amount will be credited prior to January 2nd of the third year following the date of grant. No dividend equivalent will accrue to any option exercised during that period regardless of Edison International performance. Dividend equivalents credited after that date, if any, will accumulate in this account without interest and will vest and become payable upon the exercise of the option to purchase the corresponding shares of Edison International Stock.

(b) Dividend equivalents related to Edison International stock options are subject to a performance measure based on the percentile ranking of Edison International's total shareholder return ("TSR") compared to the TSR for each stock in the Dow Jones Electric Utilities Group Index. The percentile ranking will be measured at the completion of the three-year period following the date of grant. If Edison International's average ranking is in the 60th percentile or higher for the 3-year period, 100% of the dividend equivalents will be earned from the date of grant through the date the options are exercised. If Edison International's average ranking is in the 25th percentile, 25% of the dividend equivalents will be earned. No dividend equivalents will be earned for performance below the 25th percentile, and a pro rata amount will be earned for performance between the 25th and 60th percentiles.

Dividend equivalents related to unexercised Edison International stock options that were not earned due to the limitations of this Subsection (b) may be earned back as of the end of each of the last five years of the option period if it is determined at that point that the Edison International cumulative average TSR percentile ranking equals or exceeds the 60th percentile.

5. EDISON MISSION ENERGY AND EDISON CAPITAL PHANTOM STOCK OPTIONS
(a) The Edison Mission Energy phantom stock options are performance units under the Plans based on 10 million shares of artificial or "phantom" Edison Mission Energy stock created for this purpose only. The Edison Mission Energy phantom stock option exercise prices in the Award Grant were derived from the base price of a share of Edison Mission Energy phantom stock by applying a 12% appreciation factor, compounded annually for the term of the Award Grant. Following the end of each calendar year during the term of the Award Grant, the actual Edison Mission Energy share value will be computed. If the actual Edison Mission Energy share value exceeds the Edison Mission Energy phantom stock option exercise price for that period, any portion of the vested Edison Mission Energy phantom stock options may be exercised by the Employee in accordance with Section 3 and the difference will be paid in cash to the Employee.

(b) The Edison Capital phantom stock options are performance units under the Plans based on 5 million shares of artificial or "phantom" Edison Capital stock created for this purpose only. The Edison Capital phantom stock option exercise prices stated in the Award Grant were derived from the base price of a share of Edison Capital stock by applying a 10% appreciation factor, compounded annually for the term of the Award Grant. Following the end of each calendar year during the term of the Award Grant, the actual Edison Capital share value will be computed. If the actual Edison Capital share value exceeds the Edison Capital phantom stock option exercise price for that period, any portion of the vested Edison Capital phantom stock option may be exercised by the Employee in accordance with Section 3 and the difference will be paid in cash to the Employee.

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

7. TERMINATION OF OPTIONS
As set forth in Section 2(d), in the event of termination of the employment of the Employee for any cause, other than retirement, permanent and total disability or death of the Employee, the options will terminate 180 days from the date on which such employment terminated, or in the case of Edison Mission Energy or Edison Capital stock options, at the end of the first 60-day exercise period following the employment termination date. In addition, the options may be terminated if Edison International elects to substitute cash awards as provided under Section 11.

8. TAXES
Edison International will have the right to retain and withhold the amount of taxes required by any government to be withheld or otherwise deducted and remitted with respect to the exercise of any Edison International, Edison Mission Energy or Edison Capital option, the receipt of cash, or the receipt or application by the Employee of any dividend equivalents under the Award Grant. In its discretion, Edison International may require the Employee to reimburse Edison International for any such taxes required to be withheld by Edison International and may withhold any distribution in whole or in part until Edison International is so reimbursed. In lieu thereof, Edison International will have the right to withhold from any other cash amounts due from Edison International to the Employee an amount equal to such taxes required to be withheld by Edison International to reimburse Edison International for any such taxes or to retain and withhold a number of shares of Edison International Stock having a market value equal to the taxes and cancel (in whole or in part) the shares in order to reimburse Edison International for the taxes.

Each recipient of an Edison International Option must attach a statement to his/her federal and state tax returns for the year in which the Edison International Option was granted containing certain information about the option. A sample statement is attached as Exhibit 2.

9. CONTINUED EMPLOYMENT
(a) In consideration of the granting of such options to him/her, the Employee agrees that he/she will remain in the continuous service of Edison International or an Edison International affiliate as an officer or employee during the term of the Award Grant. In the event employment is terminated, except as a result of death, disability, or retirement under the Southern California Edison Company Retirement Plan, or a successor plan, whether voluntarily or otherwise, the restrictions of
Section 2(d) will apply.

(b) Nothing in the Award Grant or this Statement of Terms and Conditions will be deemed to confer on the Employee any right to continue in the employ of Edison International or an Edison International affiliate or interfere in any way with the right of the employer to terminate his/her employment at any time.

10. NOTICE OF DISPOSITION OF SHARES
Employee agrees that if he/she should dispose of any shares of stock acquired on the exercise of the Edison International stock options, including a disposition by sale, exchange, gift or transfer of legal title within six months from the date such shares are transferred to the Employee, the Employee will notify Edison International promptly of such disposition.

11. AMENDMENT
The Award Grant will be subject to the terms of the Plan as amended. Edison International reserves the right to substitute cash awards substantially equivalent in value to the options and dividend equivalents. The options and dividend equivalents which are the subject of the Award Grant may not otherwise be restricted or limited by any Plan amendment or termination approved after the date of the Award Grant without the Employee's written consent.

12. FORCE AND EFFECT
The various provisions of the Award Grant are severable in their entirety. Any determination of invalidity or unenforceability of any one provision will have no effect on the continuing force and effect of the remaining provisions.

13. GOVERNING LAW
This Award Grant will be construed under the laws of the State of California.

14. NOTICE.
Unless waived by Edison International, any notice required under or relating to the Award Grant will be in writing, with postage prepaid, addressed to: Edison International, Attn: Corporate Secretary, P.O. Box 800, Rosemead, CA 91770


Emiko Banfield
-------------------------------
Emiko Banfield
Vice President, Human Resources

                              EXHIBIT 1


                        Date_________________



Corporate Secretary
Edison International
P.O. Box 800
Rosemead, CA 91770


Dear Sir or Madam:

   I hereby elect to exercise an option to purchase _____________ shares, no par value, of the Common Stock of Edison International under and pursuant to the Officer or Management Long-Term Incentive Compensation Plan Award Grant dated ___________________. Delivered herewith is my check in the amount of $_______________in full payment of the exercise price.

   I elect/do not elect to apply any corresponding dividend equivalents to the exercise price.

The name(s) to be on the stock certificate or certificates and the address and Social Security Number of such person is as follows:

   Name:
   Address:
   Social Security Number:

AND/OR

I hereby elect to exercise my option on _________ shares of ____ (specify Edison Mission Energy or Edison Capital) phantom stock pursuant to the Officer or Management Long-Term Incentive Compensation Plan Award Grant dated________________.

                                Very truly yours,




cc:  Executive Compensation Manager


Approved:___________________________
         Corporate Secretary

                              EXHIBIT 2

                  STATEMENT PURSUANT TO INCOME TAX
                    REGULATION SECTION 1.61-15(c)

   This statement is attached to my income tax return in compliance with the requirements of Income Tax Regulation Section 1.61-15(c) relative to a nonqualified stock option I received on _____________, 19__.


(1) Name and address of the taxpayer:

   John Q. Doe
   1234 Your Street
   Anywhere, CA  90000

(2) Description of Securities subject to the option:

   On ____________, 19__, I was granted a nonqualified stock option covering shares of Edison International common stock.

(3) Period during which the option is exercisable:

   The option vests and becomes exercisable as to one-third of the covered shares on _______________, 19__, ______________, 19__ and ______________,
19__, respectively. To the extent vested, the option may be exercised at any time through January 2, 20__.

(4) Whether the option had an ascertainable market value:

   The option did not have a readily ascertainable fair market value on the date of the grant.

(5) Whether the option was granted as compensation:

The option was granted as compensation and is subject to Reg. Section
1.61-15(a).


Respectfully Submitted,



<page 7>

                                                            EXHIBIT 12

SOUTHERN CALIFORNIA EDISON COMPANY AND CONSOLIDATED UTILITY-RELATED
SUBSIDIARIES

RATIOS OF EARNINGS TO FIXED CHARGES

(Thousands of Dollars)

                                                         Year Ended December 31,
                                                         ----------------------
                                    1991         1992         1993         1994         1995        1996
                                    ----         ----         ----         ----         ----        ----
EARNINGS BEFORE INCOME
 TAXES AND FIXED CHARGES:

Income before interest
 expense(1)                      $1,172,285   $1,190,051   $1,127,275   $1,081,800   $1,143,477  $1,108,410
Add:
 Taxes on income(2)                 412,922      443,548      408,033      452,091      509,632     511,819
 Rentals(3)                           7,539        4,460        3,463        3,512        4,018       3,269
 Allocable portion of interest
  on long-term Contracts for
  the purchase of power(4)            1,925        1,908        1,890        1,870        1,848       1,824
 Spent nuclear fuel interest(6)       1,683        1,339          487           68            -           -
 Amortization of previously
  capitalized fixed charges          31,149       22,344        4,878        2,271        1,185         814
                                 ----------   ----------   ----------    ---------    ---------   ---------
Total earnings before
 income taxes and fixed
 charges (A)                     $1,627,503   $1,663,650   $1,546,026   $1,541,612   $1,660,160  $1,626,136
                                 ==========   ==========   ==========   ==========   ==========  ==========


FIXED CHARGES:
 Interest and amortization       $  542,732   $  517,142     $449,230     $443,219   $  463,786  $  453,015
 Rentals(3)                           7,539        4,460        3,463        3,512        4,018       3,269
 Capitalized fixed charges-
  nuclear fuel(5)                     2,654          873          978          254        1,531       1,711
 Allocable portion of interest
  on long-term contracts for
  the purchase of power(4)            1,925        1,908        1,890        1,870        1,848       1,824
Spent nuclear fuel interest(6)        1,683        1,339          487           68            -           -
                                 ----------   ----------   ----------   ----------   ----------  ----------

Total fixed charges(B)           $  556,533   $  525,722   $  456,048   $  448,923   $  471,183  $  459,819
                                 ==========   ==========   ==========   ==========   ==========  ==========

RATIO OF EARNINGS TO
 FIXED CHARGES(A)/(B):                 2.92         3.16         3.39         3.43         3.52        3.54
                                 ==========   ==========   ==========   ==========   ==========  ==========

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


                                                              EXHIBIT 13






                                      Southern California Edison Company












                                      1996 Annual Report

A Profile of Southern California Edison Company







Southern California Edison (SCE) is the nation's second-largest electric utility, based on the number of customers. Headquartered in Rosemead, California, SCE is a subsidiary of Edison International, which is primarily an energy-services company.

SCE, a 110-year-old investor-owned utility, serves 4.2 million customers in Central and Southern California. More than 11 million people live in its 50,000-square-mile service territory.





  Contents

 1  Selected Financial and Operating Data: 1992-1996
 2  Management's Discussion and Analysis of
    Results of Operations and Financial Condition
11  Consolidated Financial Statements
15  Notes to Consolidated Financial Statements
31  Quarterly Financial Data
32  Responsibility for Financial Reporting
33  Report of Independent Public Accountants
34  Board of Directors
34  Executive Officers


PAGE

Selected Financial and Operating Data:  1992-1996
Southern California Edison Company

Dollars in millions                                1996         1995         1994         1993        1992
                                                   ----         ----         ----         ----        ----

Income statement data:
Operating revenue                                 $7,583      $ 7,873      $ 7,799       $7,397      $ 7,722
Operating expenses                                 6,450        6,724        6,705        6,232        6,492
Fuel and purchased power expenses                  3,336        3,197        3,403        3,290        3,086
Income tax from operations                           578          560          508          506          520
Allowance for funds used during construction          25           34           29           36           37
Interest expense - net                               453          464          443          449          517
Net income                                           655          680          639          678          673
Earnings available for common stock                  621          643          599          637          631
Ratio of earnings to fixed charges                  3.54         3.52         3.43         3.39         3.16


------------------------------------------------------------------------------------------------------------
Balance sheet data:

Assets                                            $17,737     $18,155      $18,076       $18,098     $15,969
Gross utility plant                               21,134       20,717       20,127       19,441       18,652
Accumulated provision for depreciation and
  decommissioning                                  9,431        8,569        7,710        7,138        6,544
Common shareholder's equity                        5,045        5,144        5,039        4,932        4,775
Preferred stock:
   Not subject to mandatory redemption               284          284          359          359          359
   Subject to mandatory redemption                   275          275          275          275          278
Long-term debt                                     4,779        5,215        4,988        5,234        5,184
Capital structure:
   Common shareholder's equity                     48.6%        47.1%        47.3%        45.7%        45.1%
   Preferred stock:
      Not subject to mandatory redemption           2.7%         2.6%         3.3%         3.3%         3.4%
      Subject to mandatory redemption               2.7%         2.5%         2.6%         2.5%         2.6%
   Long-term debt                                  46.0%        47.8%        46.8%        48.5%        48.9%


------------------------------------------------------------------------------------------------------------
Operating data:

Peak demand in megawatts (MW)                     18,207       17,548       18,044       16,475       18,413
Generation capacity at peak (MW)                  21,602       21,603       20,615       20,606       20,712
Kilowatt-hour sales (kWh) (in millions)           75,572       74,296       77,986       73,308       74,186
Average annual kWh sales per residential
   customer                                        6,322        6,188        6,259        6,070        6,311
Total energy requirement (kWh) (in millions)      84,236       81,924       85,011       81,328       82,199
Energy mix:
   Thermal                                         47.6%        51.6%        59.5%        53.8%        59.8%
   Hydro                                            6.9%         7.7%         3.9%         7.3%         3.4%
   Purchased power and other sources               45.5%        40.7%        36.6%        38.9%        36.8%
Customers (in millions)                             4.22         4.18         4.15         4.12         4.11
Full-time employees*                              12,057       14,886       16,351       16,585       16,922

*1992-1994 are based on twelve-month averages.

Management's Discussion and Analysis of Results of Operations and Financial Condition

In the following Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this annual report, the words "estimates," "expects," "anticipates," "believes," and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as the outcome of state and federal regulatory proceedings affecting the restructuring of the electric utility industry, the impacts of new laws and regulations relating to restructuring and other matters, the effects of increased competition in the electric utility business, and changes in prices of electricity and costs for fuel.


Results of Operations

Earnings

Southern California Edison Company's (SCE) 1996 earnings were $621 million, compared with $643 million in 1995 and $599 million in 1994. Included in earnings are special charges of $18 million in 1996, $15 million in 1995 and $18 million in 1994, primarily related to workforce management costs. Excluding special charges, SCE's 1996 earnings decreased $19 million over 1995. The decreased earnings are primarily attributable to a reduction in authorized rates of return and operating expenses, partially offset by improved operating performance. Excluding special charges, SCE's 1995 earnings increased $41 million over 1994, primarily due to a higher authorized return on common equity for 1995, partially offset by the financial effect of the 1995 general rate case settlement.

Operating Revenue

Operating revenue decreased 4% from 1995, as increased sales volume was offset by lower average rates. The lower rates are attributable to the California Public Utilities Commission's (CPUC) decision to lower SCE's 1996 authorized revenue by 4.4%. Additionally, during 1996 SCE issued a one-time bill credit of $237 million to ratepayers as part of a CPUC-ordered refund of energy-cost balancing account overcollections. Operating revenue in 1995 increased slightly over 1994, mainly due to a 2.6% CPUC-authorized rate increase, partially offset by a decrease in sales volume to resale cities and milder weather in 1995. In 1996, over 98% of operating revenue was from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warm weather during the summer months, operating revenue during the third quarter of each year is materially higher than the other quarters.

The changes in operating revenue resulted from:

In millions                               Year ended December 31,          1996            1995          1994

Operating revenue - net
   Rate changes                                                           $ (522)      $  168        $  112
   Sales volume changes                                                      206         (120)          308
   Other                                                                      26           35           (18)
                                                                          ------       ------        ------
Total                                                                     $ (290)      $   74        $  402
                                                                          ======       ======        ======


In March 1995, SCE announced its intention to freeze average rates for residential, small business and agricultural customers through 1996, and announced a five-year goal to reduce system average rates by 25% on an inflation-adjusted basis (from 10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour). In February 1996, the CPUC approved a system-wide rate reduction which will drop the average price per kilowatt-hour from 10.7 cents to 10.1 cents. Legislation enacted in September 1996 provides for, among other things, at least a 10% rate reduction for residential and small commercial customers beginning in 1998 (see discussion under Competitive Environment).
page2

                                           Southern California Edison Company

Operating Expenses

Fuel expense increased slightly in 1996 due to higher gas prices and changes in the fuel mix. Fuel expense decreased 27% in 1995 from 1994, since hydro generation was up significantly in 1995 due to greater rainfall, resulting in lower gas purchases. In addition, the San Onofre Nuclear Generating Station units were out of service a total of five months in 1995 for refueling and maintenance, causing a decrease in nuclear fuel expense. Lower overall gas prices in 1995 also contributed to the decrease in energy costs.

Purchased-power expense increased slightly in 1996 and 1995, due to an increase in power purchased under federally mandated contracts. SCE is required under federal law to purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. In 1996, SCE paid about $1.7 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased substantially in 1996, compared to 1995. The decrease is mainly due to the energy-cost balancing account-related refund as discussed above, lower base rate revenue and undercollections related to the accelerated recovery of SCE's remaining investment in San Onofre Units 2 and 3 (see discussion in Note 1 to the Consolidated Financial Statements). The provisions increased in 1995, as CPUC-authorized fuel and purchased-power cost estimates exceeded actual energy costs. Actual energy costs were lower than estimated in 1995, due to the increase in hydro generation and lower gas prices.

Other operating expenses declined in both 1996 and 1995, due to ongoing cost reduction efforts and improved operating performance.

Maintenance expense decreased 8% in 1996, due to lower overall costs at SCE's generation, transmission and distribution operating facilities. Maintenance expense increased 8% in 1995, due to higher expenses related to the scheduled refueling and maintenance outages at San Onofre Units 2 and 3.

Depreciation and decommissioning expense increased 12% in 1996. The change is due to higher depreciation rates and the accelerated recovery of San Onofre Units 2 and 3.

Income taxes increased slightly during 1996, mainly due to an increase in deferred taxes resulting from the accelerated recovery of San Onofre Units 2 and 3.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde Nuclear Generating Station. The deferred revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plan ended in February 1996 and September 1996 for Units 1 and 2, respectively. The plan ends in January 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Other nonoperating income decreased substantially in 1996, compared to 1995, primarily due to additional accruals for regulatory matters. Other nonoperating income decreased in 1995, as CPUC-authorized incentive awards were below 1994 levels.

Interest Expense

Other interest expense decreased in 1996, due to the lower levels of short-term debt and lower interest rates. Other interest expense increased 30% in 1995, due to higher interest rates and higher balances in the regulatory balancing accounts.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

In June 1994, SCE lowered its quarterly common stock dividend to its parent, Edison International, by 30%, due to the uncertainty of future earnings levels arising from the changing nature of California's electric utility regulation.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Currently, Edison International has authorized the repurchase of up to $800 million of its common stock. Edison International has repurchased
27.4 million shares ($497 million) through January 31, 1997, funded by dividends from its subsidiaries and its lines of credit. As excess cash becomes available, SCE intends to pay cash dividends to Edison International, while maintaining its CPUC-authorized capital structure.


SCE's cash flow coverage of dividends during 1996 decreased to 2.2 times from 3.5 times in 1995 and 3.1 times in 1994, due to the additional cash needs of Edison International for debt repayment and other cash needs.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.8 billion in 1996, $2.0 billion in 1995 and $1.8 billion in 1994. Cash from operations exceeded capital requirements for all years presented.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of December 31, 1996, SCE could issue approximately $7.9 billion of additional first and refunding mortgage bonds and $4.5 billion of preferred stock at current interest and dividend rates.

At December 31, 1996, SCE had available lines of credit of $1.1 billion, with $600 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1996, SCE had the capacity to pay $112 million in additional dividends and continue to maintain its authorized capital structure.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013-2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.0 billion), escalated using a 6.65% annual rate. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $100 million per year until decommissioning begins.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are:
1997--$802 million; 1998--$636 million; 1999--$664 million; 2000--$647 million; and 2001--$650 million.

Long-term debt maturities and sinking fund requirements for the next five years are: 1997--$501 million; 1998-$447 million; 1999--$155 million;
2000--$325 million; and 2001--$400 million.

Regulatory Matters

SCE's 1997 CPUC-authorized rates remain unchanged from 1996 levels due to the recently enacted legislation which requires that system average rates remain frozen at the June 10, 1996, level of 10.1 cents per kilowatt-hour (see discussion in Competitive Environment).

                                          Southern California Edison Company

The CPUC's 1997 cost-of-capital decision authorized an 11.6% return on common equity and a 48% common equity ratio, both unchanged from 1996 levels. SCE's return on rate base was lowered from 9.55% to 9.49%. The decision, excluding the effects of other rate actions, would reduce 1997 earnings by approximately $5 million.

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. In July 1996, the CPUC approved a settlement agreement between SCE and the Office of Ratepayer Advocates (ORA) which resulted in a $39 million (including interest) refund to SCE's customers. The refund, which had been previously reserved, was completed by year-end 1996.

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $37.6 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA have filed several rounds of testimony on this issue. Hearings began in January 1997 and are expected to conclude in February 1997. A decision is expected in late 1997.

On December 23, 1996, the CPUC issued a final decision on SCE's proposal for a new rate mechanism for its 15.8% share of the three units at Palo Verde. The decision adopts the Palo Verde All-Party Settlement filed with the CPUC on November 15, 1996. The settlement was based on a Memorandum of Understanding signed by all of the active parties to the Palo Verde proceeding. Under the settlement, SCE has the opportunity to recover its remaining investment (approximately $1.2 billion) in Palo Verde beginning January 1, 1997, and ending December 31, 2001, earning a reduced rate of return on rate base of 7.35% instead of the current 9.49%. Also, SCE will utilize a balancing account to pass through Palo Verde's incremental operating costs (considered reasonable as long as they do not exceed 30% of a baseline forecast and the site's gross annual capacity factor does not go below 55%) to ratepayers. Beginning January 1, 1998, this balancing account will become part of the competition transition charge (CTC) mechanism. If SCE's actual costs are less than the forecast, the difference will benefit ratepayers as a credit to the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. After 2001, SCE's ratepayers will receive 50% of the benefits derived from the operation of Palo Verde.
The decision is projected to reduce SCE's 1997 earnings by approximately $21 million.

Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators are restructuring California's electric utility industry.

On September 23, 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (discussed below) by addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, thereby allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a

Management's Discussion and Analysis of Results of Operations and Financial Condition

non-bypassable CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers. In light of the legislation, the CPUC is reassessing the need to prepare an environmental impact report.

In December 1995, the CPUC issued its decision on restructuring California's electric utility industry. The transition to a new market structure, which is expected to provide competition and customer choice, would begin January 1, 1998, with all consumers participating by 2003 (changed to 2002 by the recently enacted legislation). Key elements of the CPUC decision include:

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

   o Recovery of costs to transition to a competitive market (utility investments, obligations incurred to serve customers under the existing framework and reasonable employee-related costs) through a non-bypassable charge, applied to all customers, called the CTC.

   o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

   o Performance-based ratemaking (PBR) for those utility services not subject to competition.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. On November 26, 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information by March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees; SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, transmission and distribution (T&D), nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of:

                                         Southern California Edison Company

$7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre (as discussed in Note 1 to the Consolidated Financial Statements) and Palo Verde, nuclear decommissioning and certain other costs.

On November 27, 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil-and gas-fueled generation divestiture was requested for late 1997.

In September 1996, the CPUC adopted a non-generation T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public benefit programs and the CTC. The filing was in response to CPUC and FERC directives which require electric services, such as T&D, to be functionally separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers. On December 6, 1996, SCE filed a more comprehensive plan for the functional unbundling of SCE's rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The filing also included proposals for establishing new regulatory proceedings to replace current proceedings that will no longer be necessary during the rate freeze period.

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

If events occur during the restructuring process that result in all or a portion of the CTC being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or implementation phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Subsequent Event

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996, SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and its independent accountants continue to believe that SCE meets such criteria and plan to meet with the SEC staff to present additional and clarifying information seeking to convince the SEC staff of the merits of SCE's position. The authority to require SCE to discontinue applying regulatory accounting standards rests with the SEC. If SCE is required to discontinue the application of these accounting standards for its generation-related assets, it would have to write off generation-related regulatory assets, which at December 31, 1996, totaled approximately $600 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

SCE believes that a proper application of regulatory accounting standards will result in it no longer meeting the criteria to apply these accounting standards to all of its non-hydroelectric generation-related assets after the end of the 1998-2001 transition period. If SCE continues the application of these accounting standards during the transition period, but during the transition period events occur that result in SCE no longer meeting the criteria for applying such standards, SCE may be required to write off the remaining balance of its recorded generation-related regulatory assets existing at that time.

If a non-cash write-off is required, SCE believes that it should not affect the stranded-cost recovery plans set forth in the CPUC's December 1995 restructuring decision and legislation enacted by the State of California in September 1996.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. Several wholesale customers have filed protests with the FERC on the transmission rate levels, and a ruling from the FERC setting the rates to be decided at formal hearings is anticipated in early 1997.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 10 to the Consolidated Financial Statements, SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely

                                         Southern California Edison Company

cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site. Unless there is a probable amount, SCE records the lower end of this likely range of costs.

SCE's recorded estimated minimum liability to remediate its 55 identified sites was $114 million at December 31, 1996. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 71% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $101 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with a number of its carriers. Costs incurred at the remaining 20 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1996 were $7 million.

Based on currently available information, SCE believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

The 1990 federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study is in progress to determine the specific impact of air contaminant emissions from the Mohave Coal Generating Station on visibility in Grand Canyon National Park. The potential effect of these studies on sulfur dioxide emissions regulations for Mohave is unknown.

SCE's projected capital expenditures to protect the environment are $900 million for the 1997-2001 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

Management's Discussion and Analysis of Results of Operations and Financial Condition

Palo Verde Steam Tube Rupture

In 1993, a steam generator tube ruptured at Palo Verde Unit 2; additional cracking was found in other tubes. Arizona Public Service Company (APS), the operating agent for Palo Verde, has taken, and will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units. APS believes that the steam generators in only one of the units will have to be replaced within five to ten years. Based on APS' 100% share estimate, SCE estimates its share of the costs to be between $22 million and $24 million, plus replacement power costs. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

Workforce Reductions

During 1996, SCE offered a voluntary retirement program to certain eligible employees. Approximately 3,000 employees (2,200 non-represented and 800 represented employees) accepted the terms of this program. After allowance for the effects of pension settlement gains, SCE's net expense for this program was $4 million.

Proposed New Accounting Standard

During 1996, the Financial Accounting Standards Board issued an exposure draft that would establish accounting standards for the recognition and measurement of closure and removal obligations. The exposure draft would require the estimated present value of an obligation to be recorded as a liability, along with a corresponding increase in the plant or regulatory asset accounts when the obligation is incurred. If the exposure draft is approved in its present form, it would affect SCE's accounting practices for the decommissioning of its nuclear power plants, obligations for coal mine reclamation costs and any other activities related to the closure or removal of long-lived assets. SCE does not expect that the accounting changes proposed in the exposure draft would have an adverse effect on its results of operations even after deregulation due to its current and expected future ability to recover these costs through customer rates.

Consolidated Statements of Income          Southern California Edison Company

In thousands                      Year ended December 31,               1996          1995         1994
------------                      ----------------------        -----------------------------------------------------------

Operating revenue                                                   $ 7,583,382   $ 7,872,718   $  7,798,601

Fuel                                                                    630,512        614,954       840,607
Purchased power                                                       2,705,880      2,581,878     2,562,890
Provisions for regulatory adjustment clauses-net                       (225,908)       229,744        54,772
Other operating expenses                                              1,178,316      1,226,534     1,315,249
Maintenance                                                             329,371        356,693       330,161
Depreciation and decommissioning                                      1,063,505        954,141       890,656
Income taxes                                                            578,329        559,694       507,626
Property and other taxes                                                190,284        200,236       202,711
                                                           ------------------------------------------------------------
Total operating expenses                                              6,450,289      6,723,874     6,704,672
                                                           ------------------------------------------------------------

Operating income                                                      1,133,093      1,148,844     1,093,929
                                                           ------------------------------------------------------------

Provision for rate phase-in plan                                        (84,288)      (122,233)     (136,596)
Allowance for equity funds used during construction                      15,579         19,082        14,348
Interest income                                                          37,855         37,644        31,082
Other nonoperating income-net                                            (3,623)        45,651        64,597
                                                           ------------------------------------------------------------
Total other income (deductions)-net                                     (34,477)       (19,856)      (26,569)
                                                           ------------------------------------------------------------
Income before interest expense                                        1,098,616      1,128,988     1,067,360
                                                           ------------------------------------------------------------
Interest on long-term debt                                              380,812        385,187       381,827
Other interest expense                                                   73,914         80,130        61,646
Allowance for borrowed funds used during construction                    (9,794)       (14,489)      (14,440)
Capitalized interest                                                     (1,711)        (1,531)         (254)
                                                           ------------------------------------------------------------
Total interest expense-net                                              443,221        449,297       428,779
                                                           ------------------------------------------------------------
Net income                                                              655,395        679,691       638,581
Dividends on preferred stock                                             34,395         36,764        40,080
                                                           ------------------------------------------------------------
Earnings available for common stock                                 $   621,000   $    642,927  $    598,501
                                                           ============================================================




Consolidated Statements of Retained Earnings

In thousands                      Year ended December 31,               1996          1995         1994
                                                                        ----          ----         ----
Balance at beginning of year                                        $ 2,780,058   $  2,683,568  $  2,586,890
Net income                                                              655,395        679,691       638,581
Dividends declared on common stock                                     (735,429)      (545,672)     (501,823)
Dividends declared on preferred stock                                   (34,395)       (36,764)      (40,080)
Reacquired capital stock expense                                            (17)          (765)            -
                                                                    -----------   ------------  ------------
Balance at end of year                                              $ 2,665,612   $  2,780,058  $  2,683,568
                                                                    ===========   ============  ============


The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets

In thousands                                      December 31,                      1996           1995

ASSETS

Utility plant, at original cost                                                 $  20,400,387   $ 19,850,179
Less-accumulated provision for depreciation
  and decommissioning                                                               9,431,071      8,569,265
                                                                                -------------   ------------
                                                                                   10,969,316     11,280,914
Construction work in progress                                                         556,645        727,865
Nuclear fuel, at amortized cost                                                       176,827        139,411
                                                                                -------------   ------------
Total utility plant                                                                11,702,788     12,148,190
                                                                                -------------   ------------
Nonutility property - less accumulated provision
  for depreciation of $25,102 and $25,454
  at respective dates                                                                  63,931         70,191
Nuclear decommissioning trusts                                                      1,485,525      1,260,095
Other investments                                                                     103,973         65,963
                                                                                -------------   ------------
Total other property and investments                                                1,653,429      1,396,249
                                                                                -------------   ------------
Cash and equivalents                                                                  319,942        261,767
Receivables, including unbilled revenue, less allowances
  of $26,079 and $24,139 for uncollectible accounts
  at respective dates                                                                 921,083        911,963
Fuel inventory                                                                         72,480        114,357
Materials and supplies, at average cost                                               154,266        151,180
Accumulated deferred income taxes - net                                               240,429        476,725
Prepayments and other current assets                                                  105,137        114,289
                                                                                -------------   ------------
Total current assets                                                                1,813,337      2,030,281
                                                                                -------------   ------------
Unamortized debt issuance and reacquisition expense                                   346,834        350,563
Rate phase-in plan                                                                     50,703        129,714
Unamortized nuclear plant - net                                                             -         67,185
Income tax-related deferred charges                                                 1,741,091      1,723,605
Other deferred charges                                                                428,370        309,328
                                                                                -------------   ------------
Total deferred charges                                                              2,566,998      2,580,395
                                                                                -------------   ------------
Total assets                                                                    $  17,736,552   $ 18,155,115
                                                                                =============   ============

The accompanying notes are an integral part of these financial statements.

                                         Southern California Edison Company

In thousands, except share amounts                December 31,                      1996           1995
                                                  -----------                       ----           ----
CAPITALIZATION AND LIABILITIES
Common shareholder's equity:
  Common stock (434,888,104 shares outstanding
    at each date)                                                               $   2,168,054   $  2,168,054
  Additional paid-in capital and other                                                210,857        195,815
  Retained earnings                                                                 2,665,612      2,780,058
                                                                                -------------   ------------
                                                                                    5,044,523      5,143,927
Preferred stock:
  Not subject to mandatory redemption                                                 283,755        283,755
  Subject to mandatory redemption                                                     275,000        275,000
Long-term debt                                                                      4,778,703      5,215,117
                                                                                -------------   ------------
Total capitalization                                                               10,381,981     10,917,799
                                                                                -------------   ------------
Other long-term liabilities                                                           423,925        344,192
                                                                                -------------   ------------
Current portion of long-term debt                                                     501,470          1,375
Short-term debt                                                                       230,149        359,508
Accounts payable                                                                      392,779        346,258
Accrued taxes                                                                         484,688        550,384
Accrued interest                                                                       93,363         86,494
Dividends payable                                                                     108,563        138,334
Regulatory balancing accounts - net                                                   181,488        337,867
Deferred unbilled revenue and other current liabilities                               825,317        778,476
                                                                                -------------   ------------
Total current liabilities                                                           2,817,817      2,598,696
                                                                                -------------   ------------
Accumulated deferred income taxes - net                                             3,170,696      3,323,190
Accumulated deferred investment tax credits                                           347,118        374,142
Customer advances and other deferred credits                                          595,015        597,096
                                                                                -------------   ------------
Total deferred credits                                                              4,112,829      4,294,428
                                                                                -------------   ------------
Commitments and contingencies
  (Notes 2, 8, 9 and 10)
Total capitalization and liabilities                                            $  17,736,552   $ 18,155,115
                                                                                =============   ============

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows      Southern California Edison Company


In thousands                      Year ended December 31,               1996          1995          1994
                                                                    -----------   ------------  ------------
Cash flows from operating activities:
Net income                                                           $  655,395   $    679,691  $    638,581
Adjustments for non-cash items:

  Depreciation and decommissioning                                    1,063,505        954,141       890,656
  Amortization                                                           90,931         68,064       126,131
  Rate phase-in plan                                                     79,011        111,016       123,479
  Deferred income taxes and investment tax credits                       46,122       (208,671)      (95,218)
  Other long-term liabilities                                            79,733         33,129        44,468
  Other - net                                                          (153,034)          (261)      (23,841)
Changes in working capital:
  Receivables                                                            (9,120)        (9,873)      (64,311)
  Regulatory balancing accounts                                        (156,379)       282,157        (2,222)
  Fuel inventory, materials and supplies                                 38,791        (19,499)      (21,087)
  Prepayments and other current assets                                    9,152        (15,511)       (1,260)
  Accrued interest and taxes                                            (58,827)        34,704       117,819
  Accounts payable and other current liabilities                         93,362         45,355        89,682
                                                                   ------------   ------------  ------------
Net cash provided by operating activities                             1,778,642      1,954,442     1,822,877
                                                                   ------------   ------------  ------------
Cash flows from financing activities:
Long-term debt issued                                                   396,309        393,829           964
Long-term debt repayments                                              (403,957)      (422,503)     (170,224)
Preferred stock redemptions                                                   -        (75,000)            -
Nuclear fuel financing - net                                             41,803         31,134      (31,444)
Short-term debt financing - net                                        (129,359)      (316,006)       62,420
Dividends paid                                                         (799,593)      (559,886)     (588,917)
Net cash used by financing activities                                  (894,797)      (948,432)     (727,201)
                                                                   ------------   ------------  ------------
Cash flows from investing activities:
Additions to property and plant                                        (616,427)      (772,950)     (981,894)
Funding of nuclear decommissioning trusts                              (148,158)      (150,595)     (130,155)
Unrealized gain in equity investments                                    14,900          8,483         9,999
Other - net                                                             (75,985)       (21,273)       (6,453)
                                                                   ------------   ------------  ------------
Net cash used by investing activities                                  (825,670)      (936,335)   (1,108,503)
                                                                   ------------   ------------  ------------
Net increase (decrease) in cash and equivalents                          58,175         69,675       (12,827)
Cash and equivalents, beginning of year                                 261,767        192,092       204,919
                                                                   ------------   ------------  ------------
Cash and equivalents, end of year                                    $  319,942   $    261,767  $    192,092
                                                                   ============   ============  ============
Cash payments for interest and taxes:
Interest                                                             $  348,691   $    382,798  $    365,126
Taxes                                                                   545,834        692,780       443,801


The accompanying notes are an integral part of these financial statements.

                                           Southern California Edison Company

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Southern California Edison Company's (SCE) outstanding common stock is owned entirely by its parent company, Edison International. SCE is a public utility which produces and supplies electric energy for its 4.2 million customers in Central and Southern California. The consolidated financial statements include SCE and its subsidiaries. Intercompany transactions have been eliminated.

SCE's accounting policies conform with generally accepted accounting principles (GAAP), including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 to the Consolidated Financial Statements. Financial statements prepared in compliance with GAAP require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to electric utility industry restructuring, decommissioning and contingencies, are further discussed in Notes 2, 9 and 10, respectively.

Certain prior-year amounts were reclassified to conform to the December 31, 1996, financial statement presentation.

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

Investments

Cash equivalents include tax-exempt investments ($261 million at December 31, 1996, and $235 million at December 31, 1995), and time deposits and other investments ($43 million at December 31, 1996, and $23 million at December 31, 1995) with maturities of three months or less.

Net unrealized gains (losses) in equity investments are recorded as a separate component of shareholder's equity under "Additional paid-in capital and other." Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

All investments are classified as available-for-sale.

Nuclear

The CPUC authorized rate phase-in plans to defer the collection of $200 million in revenue for each unit at the Palo Verde Nuclear Generating Station during the first four years of operation and recover the deferred revenue (including interest) evenly over the following six years. The phase-in plans ended in February 1996 and September 1996 for Units 1 and 2, respectively. The plan ends in January 1998 for Unit 3.

Notes to Consolidated Financial Statements

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

In August 1992, the CPUC approved a settlement agreement between SCE and the CPUC's Office (formerly Division) of Ratepayer Advocates (ORA) to discontinue operation of San Onofre Nuclear Generating Station Unit 1 at the end of its then-current fuel cycle because operation of the unit was no longer cost-effective. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996, earning an 8.98% rate of return on rate base.

In October 1994, the CPUC authorized accelerated recovery of SCE's nuclear plant investments by $75 million per year, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

In April 1996, the CPUC authorized, and SCE began accelerating, the recovery of its remaining investment of $2.6 billion in San Onofre Units
2 and 3.  The accelerated recovery will continue through December 2001
(the original end date of 2003 was changed by legislation enacted in September 1996), earning a 7.35% fixed rate of return (compared to the current 9.49%). Future operating costs, including nuclear fuel and nuclear-fuel financing costs and incremental capital expenditures at San
Onofre Units 2 and 3, are subject to an incentive pricing plan whereby SCE receives about 4 cents per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning in 2004, SCE will be required to share equally with ratepayers the benefits received from operation of the units.

Prior to January 1, 1997, the cost of nuclear fuel for Palo Verde, including disposal, was amortized to fuel expense on the basis of generation. Under CPUC rate-making procedures in effect for Palo Verde prior to January 1, 1997, nuclear-fuel financing costs were capitalized until the fuel was placed into production.

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

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses are recorded in a balancing account and, at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $21 million in 1996, $28 million in 1995 and $63 million in 1994.

Revenue

Operating revenue includes amounts for services rendered but unbilled at the end of each year.

Stock-based Compensation

SCE measures compensation expense relative to stock-based compensation by the intrinsic-value method.

                                         Southern California Edison Company

Utility Plant

Plant additions, including replacements and betterments, are capitalized. Such costs include direct material and labor, construction overhead and an allowance for funds used during construction (AFUDC). AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction. AFUDC is capitalized during plant construction and reported in current earnings. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. Depreciation of utility plant is computed on a straight-line, remaining-life basis. Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 4.2% for 1996, and 3.6% for both 1995 and 1994.

Note 2.  Regulatory Matters

Electric Utility Industry Restructuring

On September 23, 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision (discussed below) by addressing stranded-cost recovery for utilities, providing a certain cost recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, thereby allowing SCE to give a rate reduction of at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable competition transition charge (CTC) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers. In light of the legislation, the CPUC is reassessing the need to prepare an environmental impact report.

In December 1995, the CPUC issued its decision on restructuring California's electric utility industry. The transition to a new market structure, which is expected to provide competition and customer choice, would begin January 1, 1998, with all consumers participating by 2003 (changed to 2002 by the recently enacted legislation). Key elements of the CPUC decision include:

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

  o Recovery of costs to transition to a competitive market (utility investments, obligations incurred to serve customers under the existing framework and reasonable employee-related costs) through a non-bypassable charge, applied to all customers, called the CTC.

  o CPUC-established incentives to encourage voluntary divestiture (through spin-off or sale to an unaffiliated entity) of at least 50% of utilities' gas-fueled generation to address market power issues.

Notes to Consolidated Financial Statements

  o Performance-based ratemaking (PBR) for those utility services not subject to competition.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. On November 26, 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information by March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans would be backed by utility guarantees; SCE's share would be 45%. Once the ISO and PX are formed, they will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, transmission and distribution (T&D), nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre (as discussed in Note 1) and Palo Verde, nuclear decommissioning and certain other costs.

On November 27, 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil-and gas-fueled generation divestiture was requested for late 1997.

In September 1996, the CPUC adopted a non-generation T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations. In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997.

In July 1996, SCE filed a proposal with the CPUC related to the conceptual aspects of separating the costs associated with generation, transmission, distribution, public benefit programs and the CTC. The filing was in response to CPUC and FERC directives which require electric services, such as T&D, to be functionally

                                        Southern California Edison Company

separate and available to all customers on a nondiscriminatory basis without cost-shifting among customers. On December 6, 1996, SCE filed a more comprehensive plan for the functional unbundling of SCE's rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The filing also included proposals for establishing new regulatory proceedings to replace current proceedings that will no longer be necessary during the rate freeze period.

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

Subsequent Event

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996, SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and its independent accountants continue to believe that SCE meets such criteria and plan to meet with the SEC staff to present additional and clarifying information seeking to convince the SEC staff of the merits of SCE's position. The authority to require SCE to discontinue applying regulatory accounting standards rests with the SEC. If SCE is required to discontinue the application of these accounting standards for its generation-related assets, it would have to write off generation-related regulatory assets, which at December 31, 1996, totaled approximately $600 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, the Palo Verde phase-in plan and unamortized loss on reacquired debt.

SCE believes that a proper application of regulatory accounting standards will result in it no longer meeting the criteria to apply these accounting standards to all of its non-hydroelectric generation-related assets after the end of the 1998-2001 transition period. If SCE continues the application of these accounting standards during the transition period, but during the transition period events occur that result in SCE no longer meeting the criteria for applying such standards, SCE may be required to write off the remaining balance of its recorded generation-related regulatory assets existing at that time.

If a non-cash write-off is required, SCE believes that it should not affect the stranded-cost recovery plans set forth in the CPUC's December 1995 restructuring decision and legislation enacted by the State of California in September 1996.

FERC Stranded Cost/Open Access Transmission Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current

Notes to Consolidated Financial Statements

regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. Several wholesale customers have filed protests with the FERC on the transmission rate levels, and a ruling from the FERC setting the rates to be decided at formal hearings is anticipated in early 1997.

Mohave Generating Station

A 1994 CPUC decision stated that SCE was liable for expenditures related to a 1985 accident at the Mohave Generating Station. In July 1996, the CPUC approved a settlement agreement between SCE and the ORA which resulted in a $39 million (including interest) refund to SCE's customers. The refund, which had been previously reserved, was completed by year-end 1996.

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13.3 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $37.6 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA have filed several rounds of testimony on this issue. Hearings began in January 1997 and are expected to conclude in February 1997. A decision is expected in late 1997.

Palo Verde Rate-making Mechanism

On December 23, 1996, the CPUC issued a final decision on SCE's proposal for a new rate mechanism for its 15.8% share of the three units at Palo Verde. The decision adopts the Palo Verde All-Party Settlement filed with the CPUC on November 15, 1996. The settlement was based on a Memorandum of Understanding signed by all of the active parties to the Palo Verde proceeding. Under the settlement, SCE has the opportunity to recover its remaining investment (approximately $1.2 billion) in Palo Verde beginning January 1, 1997, and ending December 31, 2001, earning a reduced rate of return on rate base of 7.35% instead of the current 9.49%. Also, SCE will utilize a balancing account to pass through Palo Verde's incremental operating costs (considered reasonable as long as they do not exceed 30% of a baseline forecast and the site's gross annual capacity factor does not go below 55%) to ratepayers. Beginning January 1, 1998, this balancing account will become part of the CTC mechanism. If SCE's actual costs are less than the forecast, the difference will benefit ratepayers as a credit to the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. After 2001, SCE's ratepayers will receive 50% of the benefits derived from the operation of Palo Verde.

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

                                          Southern California Edison Company

Long-term debt maturities and sinking-fund requirements for the next five years are: 1997 - $501 million; 1998 - $447 million; 1999 - $155 million; 2000 - $325 million; and 2001 - $400 million.

Long-term debt consisted of:

In millions                                                December 31,             1996             1995
                                                           ------------            ------           -------
First and refunding mortgage bonds:
   1997 - 2000 (5.45% to 7.5%)                                                     $ 1,025         $1,025
   2001 - 2005 (5.625% to 6.25%)                                                       450            450
   2017 - 2026 (6.9% to 8.875%)                                                      1,250          1,637
Pollution - control bonds:
   1999 - 2027 (5.4% to 7.2% and variable)                                           1,204          1,205
Funds held by trustees                                                                  (2)            (2)
Debentures and notes:
   1998 - 2006 (5.6% to 8.25%)                                                       1,195            795
Subordinated debentures:
   2044 (8.375%)                                                                       100            100
Commercial paper for nuclear fuel                                                      112             70
Long-term debt due within one year                                                    (501)            (1)
Unamortized debt discount - net                                                        (54)           (64)
                                                                                   -------        -------
Total                                                                              $ 4,779         $5,215
                                                                                   =======        =======

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At December 31, 1996, available lines totaled $1.1 billion, with $600 million for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at December 31, 1996, and 1995, was $345 million and $433 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.5% and 5.8%, at December 31, 1996, and 1995, respectively.

Other Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating rate long-term debt. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At December 31, 1996, SCE had pledged $16 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

For both balance sheet dates presented, SCE had the following derivative financial instruments:

Category                                                  Contract Amount/Terms              Purpose
Interest rate swap                                             $196 million       fix interest rate exposure
                                                               due 2008           at 5.585%

Interest rate cap                                              $30 million        fix interest rate exposure
                                                               expires 1997       at 6% over variable term of
                                                               debt due 2027      the debt

Notes to Consolidated Financial Statements

Fair values of financial instruments were:

                                           December 31,                  1996                      1995
                                                                         -----                     ----
                                                                    Cost      Fair            Cost      Fair
Instrument           In millions                                    Basis     Value           Basis     Value
                                                                    -----     -----           -----     -----
Financial assets:
Decommissioning trusts                                             $1,217   $1,485          $1,069    $1,260
Equity investments                                                    11        68               9        41

Financial liabilities:
DOE decommissioning and decontamination fees                          54        45              58        49
Interest rate swap and cap                                             -        16               -        18
Long-term debt                                                     4,779     5,001           5,215     5,487
Preferred stock subject to mandatory redemption                      275       286             275       288

Financial assets are carried at their fair value, which is based on quoted market prices. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swap; brokers' quotes for long-term debt, preferred stock and the cap; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains on financial assets were:

In millions                                                December 31,             1996             1995
                                                                                    ----             ----
Decommissioning trusts:
  Municipal bonds                                                                    $  79           $ 52
  Stocks                                                                               138            122
  U.S. government issues                                                                39             11
  Short-term and other                                                                  12              6
                                                                                     -----           ----

                                                                                       268            191
Equity investments                                                                      57             32
                                                                                     -----           ----
Total                                                                                 $325           $223
                                                                                     =====           ====

There were no unrealized holding losses on financial assets for the years presented.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1996, SCE had the capacity to pay $112 million in additional dividends and continue to maintain its authorized capital structure.

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

                                         Southern California Edison Company


Cumulative preferred stock consisted of:

Dollars in millions, except per-share amounts                          December 31,       1996       1995
                                                                       ------------       ----       ----
                                                  December 31, 1996
                                             ---------------------------
                                                Shares       Redemption
                                              Outstanding       Price
                                              -----------    ----------
Not subject to mandatory redemption:
$25 par value:
4.08% Series                                  1,000,000       $25.50                   $ 25         $ 25
4.24                                          1,200,000        25.80                     30           30
4.32                                          1,653,429        28.75                     41           41
4.78                                          1,296,769        25.80                     33           33
5.80                                          2,200,000        25.25                     55           55
7.36                                          4,000,000        25.00                    100          100
                                                                                       ----         ----
Total                                                                                  $284         $284
                                                                                       ====         ====
Subject to mandatory redemption:
$100 par value preferred stock:
6.05% Series                                    750,000       $100.00                  $ 75         $ 75
6.45                                          1,000,000       100.00                    100          100
7.23                                          1,000,000       100.00                    100          100
                                                                                       ----         ----
Total                                                                                  $275         $275
                                                                                       ====         ====

In 1995, 750,000 shares of Series 7.58% preferred stock were redeemed. There were no other preferred stock issuances or redemptions for the years presented.

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

The components of the net accumulated deferred income tax liability were:

In millions                                                December 31,               1996          1995
                                                           ------------               ----          ----
Deferred tax assets:
Property-related                                                                   $     247    $   276
Investment tax credits                                                                   206        222
Regulatory balancing accounts                                                            205        166
Decommissioning-related                                                                  208         73
Other                                                                                    429        601
                                                                                  ----------    -------
Total                                                                              $   1,295    $ 1,338
                                                                                  ----------    -------
Deferred tax liabilities:
Property-related                                                                   $   3,550    $ 3,670
Other                                                                                    675        514
                                                                                  ----------    -------
Total                                                                              $   4,225    $ 4,184
                                                                                  ----------    -------
Accumulated deferred income taxes -net                                             $   2,930    $ 2,846
                                                                                  ==========    =======
Classification of accumulated deferred income taxes:
Included in deferred credits                                                       $   3,170    $ 3,323
Included in current assets                                                               240        477

Notes to Consolidated Financial Statements

The current and deferred components of income tax expense were:

In millions                              Year ended December 31,               1996        1995       1994
                                         -----------------------               ----        ----       ----
Current:
Federal                                                                        $386        $560       $ 431
State                                                                           129         165         123
                                                                               ----        ----       -----
                                                                                515         725         554
                                                                               ----        ----       -----
Deferred - federal and state:
Accrued charges                                                                 (14)          1         (25)
Depreciation                                                                    (14)         21          46
Investment and energy tax credits - net                                         (24)        (25)        (22)
Pension reserves                                                                 45          (3)         (8)
Rate phase-in plan                                                              (32)        (46)        (51)
Regulatory balancing accounts                                                    34        (118)         (7)
State tax privilege year                                                         21         (12)        (14)
Other                                                                           (20)        (33)        (21)
                                                                               ----        ----       -----
                                                                                 (4)       (215)       (102)
                                                                               ----        ----       -----
Total income tax expense                                                       $511        $510       $ 452
                                                                               ====        ====       =====
Classification of income taxes:
Included in operating income                                                   $578        $560       $ 508
Included in other income                                                        (67)        (50)        (56)

The composite federal and state statutory income tax rate was 41.045% for all years presented.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                         Year ended December 31,               1996        1995       1994
                                         -----------------------               ----        ----       ----
Federal statutory rate                                                         35.0%       35.0%      35.0%
Capitalized software                                                           (0.8)       (0.8)      (2.1)
Depreciation and other                                                          4.5         4.3        4.9
Investment and energy tax credits                                              (2.0)       (2.2)      (2.0)
State tax - net of federal deduction                                             7.1         6.5        5.7
                                                                               ----        ----       ----
Effective tax rate                                                             43.8%       42.8%      41.5%
                                                                               ====        ====       ====
</TABLE

Note 6.  Employee Benefit Plans

Stock Option Plans

Under its Long-Term Incentive Compensation Plan, SCE participates in the use of 8.2 million shares of parent company common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates.
Under these programs, there are currently outstanding to officers and senior managers of SCE, options on 2.9 million shares of Edison
International common stock.

Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. Edison International stock options include a dividend equivalent feature. Generally, for options issued before 1994, amounts equal to dividends accrue on the options at the same time and at the same rate as would be payable on the number of shares of Edison International common stock covered by the options. The amounts accumulate without interest. The optionee has no right to payment of these dividend equivalents until the underlying stock options are exercised. For Edison International stock options issued subsequent to 1993, dividend equivalents are subject to reduction unless certain shareholder return performance criteria are met.

                                         Southern California Edison Company

Edison International stock options have a 10-year term with one-third of the total award vesting after each of the first three years of the award term. The options are not transferable, except by will or domestic relations order. If an optionee retires, dies or is permanently and totally disabled during the three-year vesting period, the unvested options will vest and be exercisable to the extent of 1/36 of the grant for each full month of service during the vesting period. Unvested options of any person who has served in the past on the Edison
International or SCE Management Committee will vest and be exercisable upon the member's retirement, death or permanent and total disability.
Upon retirement, death or permanent and total disability, the vested options may continue to be exercised within their original terms by the recipient or beneficiary. If an optionee is terminated other than by retirement, death or permanent and total disability, options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination. All unvested options are forfeited on the date of termination.

Compensation expense recorded under the stock-compensation program was $8 million, $4 million and $(2) million for 1996, 1995 and 1994, respectively. A decline during 1994 in the market value of the underlying shares optioned resulted in the recapture of previously recognized expense.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma net income of approximately $653 million in 1996 and $677 million in 1995.

The weighted-average fair value of options granted during 1996 and 1995, was $6.27 per share option and $6.92 per share option, respectively. The weighted-average remaining life of options outstanding, as of December 31, 1996, and 1995, was 7 years and 8 years, respectively.

The fair value for each option granted during 1996 and 1995, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:


                                                                            1996               1995
                                                                            ----              -----
Expected life                                                             7 years         8 years
Risk-free interest rate                                                      5.5%            7.9%
Expected volatility                                                           17%             17%


The recognition of dividend equivalents results in no dividends assumed for purposes of fair-value determination. The application of fair-value accounting in arriving at the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.

Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. Benefits are based on years of accredited service and average base pay. SCE funds the plan on a level-premium actuarial method. These funds are accumulated in an independent trust. Annual contributions meet minimum legal funding requirements and do not exceed the maximum amounts deductible for income taxes. Prior service costs from pension plan amendments are funded over 30 years. Plan assets are primarily common stocks, corporate and government bonds, and short-term investments. In 1996, SCE recorded pension gains from a special voluntary early retirement program.
page 25>


Notes to Consolidated Financial Statements

The plan's funded status was:

In millions                                       December 31,                           1996         1995
-----------                                       ------------                           ----         ----
Actuarial present value of benefit obligations:
Vested benefits                                                                          $1,670       $1,696
Nonvested benefits                                                                           71          210
                                                                                         ------       ------
Accumulated benefit obligation                                                            1,741        1,906
Value of projected future compensation levels                                               261          479
                                                                                         ------       ------
Projected benefit obligation                                                             $2,002       $2,385
                                                                                         ======       ======
Fair value of plan assets                                                                $2,165       $2,620
                                                                                         ======       ======
Projected benefit obligation less than plan assets                                       $ (163)      $ (235)
Unrecognized net gain                                                                       300          326
Unrecognized prior service cost                                                            (199)          (6)
Unrecognized net obligation (17-year amortization)                                          (43)         (49)
                                                                                         ------       ------
Pension liability (asset)                                                                $ (105)      $   36
                                                                                         ======       ======
Discount rate                                                                             7.75%        7.25%
Rate of increase in future compensation                                                    5.0%         5.0%
Expected long-term rate of return on assets                                                8.0%         8.0%

SCE recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

In millions                              Year ended December 31,                1996        1995       1994
-----------                              -----------------------                ----        ----       ----
Service cost for benefits earned                                                $  49      $  57      $  67
Interest cost on projected benefit obligation                                     178        156        148
Actual return on plan assets                                                     (343)      (454)       (28)
Net amortization and deferral                                                     145        268       (140)
                                                                                -----      -----      -----
Pension expense under accounting standards                                         29         27         47
Special termination benefits                                                       -           3         15
Regulatory adjustment - deferred                                                    22         22          1
                                                                                -----      -----      -----
Net pension expense recognized                                                     51         52         63
Settlement gain                                                                  (121)         -          -
                                                                                -----      -----
Total expense (gain)                                                            $ (70)     $  52      $  63
                                                                                =====      =====     ======

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55 with at least 10 years of service (or those eligible under the 1996 special voluntary early retirement program), are eligible for postretirement health and dental care, life insurance and other benefits. Health and dental care benefits are subject to deductibles, copayment provisions and other limitations.

SCE is amortizing its obligation related to prior service over 20 years. SCE funds these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices. In 1996, SCE recorded special termination expenses due to a special voluntary early retirement program. Any difference between recognized expense and amounts authorized for rate recovery is not expected to be material (except for the impact of the early retirement program) and will be charged to earnings.

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

                                          Southern California Edison Company

The funded status of these benefits is reconciled to the recorded liability below:

In millions                                                    December 31,       1996                1995
-----------                                                    ------------       ----                ----
Actuarial present value of benefit obligation:
Retirees                                                                        $  928               $ 402
Employees eligible to retire                                                        35                 103
Other employees                                                                    386                 556
                                                                                ------              ------
Accumulated benefit obligation                                                  $1,349               $1,061
                                                                                ======              ======
Fair value of plan assets                                                       $  617               $ 400
                                                                                ======              ======
Plan assets less than accumulated benefit obligation                            $  732               $ 661
Unrecognized transition obligation                                                (430)               (457)
Unrecognized net gain (loss)                                                      (231)               (203)
                                                                                ------              ------
Recorded liability                                                              $   71               $   1
                                                                                ======              ======
Discount rate                                                                    7.75%                7.5%
Expected long-term rate of return on assets                                       8.5%                8.5%


The components of postretirement benefits other than pensions expense were:

In millions                               Year ended December 31,            1996       1995       1994
-----------                               -----------------------            ----       ----       ----
Service cost for benefits earned                                            $  31        $  35     $  29
Interest cost on benefit obligation                                            90           77        72
Actual return on plan assets                                                  (43)         (28)      (20)
Amortization of loss                                                            6            1        -
Amortization of transition obligation                                          27           27        36
                                                                           ------       ------    ------
Net expense                                                                   111          112       117
Amortization of prior funding                                                   -            -         2
Special termination expense                                                    72            -         -
                                                                           ------       ------    ------
Total expense                                                               $ 183        $ 112     $ 119
                                                                           ======       ======    ======

The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1997, gradually decreasing to 5% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1996, by $206 million annual aggregate service and interest costs by $24 million.

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $24 million in 1996, $19 million in 1995 and $21 million in 1994.

Notes to Consolidated Financial Statements

Note 7.  Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of December 31, 1996, was:

                                                      Plant in       Accumulated       Under      Ownership
In millions                                            Service      Depreciation   Construction   Interest
                                                      --------      ------------   ------------   ---------
Transmission systems:
  Eldorado                                              $  29          $    8         $ 2              60%
  Pacific Intertie                                        227              72          12              50
Generating stations:
  Four Corners Units 4 and 5 (coal)                       458             236           2              48
  Mohave (coal)                                           300             142           8              56
  Palo Verde (nuclear)                                  1,596             425           6              16
  San Onofre (nuclear)                                  4,186           1,836          28              75
                                                       ------          ------        ----            ----
Total                                                   $6,796         $2,719         $58
                                                        =======        ======        ====

Note 8.  Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at December 31, 1996, were:

Year ended December 31,                                                                        In millions
----------------------                                                                         -----------

1997                                                                                               $18
1998                                                                                                15
1999                                                                                                11
2000                                                                                                 9
2001                                                                                                 5
Thereafter                                                                                           7
                                                                                                  ----
Total                                                                                              $65
                                                                                                  ====

Note 9.  Commitments

Nuclear Decommissioning

SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is estimated to cost $2.0 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, is expected to be secured until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $148 million in 1996, $151 million in 1995 and $122 million in 1994. The accumulated provision for decommissioning was $949 million at December 31, 1996,

                                         Southern California Edison Company

and $823 million at December 31, 1995. The estimated costs to decommission San Onofre Unit 1 ($263 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                                                                              December 31,
                                                      Maturity                             -------------------
In millions                                             Dates                               1996       1995
-----------                                        ---------------                        --------    -------
Municipal bonds                                       1999-2021                           $  400        $348
Stocks                                                    -                                  549         390
U.S. government issues                                1998-2024                              212         145
Short-term and other                                  1996-2024                               56         186
                                                                                        --------     -------
Trust fund balance (at cost)                                                              $1,217      $1,069
                                                                                        ========     =======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $49 million in 1996, $51 million in 1995 and $26 million in 1994. Proceeds from the sales of securities (which are reinvested) were $1.0 billion in both 1996 and 1995, and $1.1 billion in 1994. Approximately 89% of the trust fund contributions were tax-deductible.

The Financial Accounting Standards Board has issued an exposure draft related to accounting practices for removal costs, including decommissioning of nuclear power plants. The exposure draft would require SCE to report its estimated decommissioning costs as a liability, rather than recognizing these costs over the term of each facility's operating license (current industry practice). SCE does not believe that the changes proposed in the exposure draft would have an adverse effect on its results of operations even after deregulation due to its current and expected future ability to recover these costs through customer rates.

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

SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current or estimated future operating capacity. SCE's minimum commitment under both contracts is approximately $205 million through 2017.

Certain commitments for the years 1997 through 2001 are estimated below:

In millions                                                      1997     1998     1999     2000      2001
                                                                 ----     ----     ----     ----      ----
Projected construction expenditures                              $  802   $ 636    $ 664    $ 647    $  650
Fuel supply contracts                                              269      231      221      240       234
Purchased-power capacity payments                                  696      699      701      702       695
Unconditional purchase obligations                                   9       10       10       10        10

Notes to Consolidated Financial Statements

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

SCE's recorded estimated minimum liability to remediate its 55 identified sites was $114 million at December 31, 1996. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $101 million of its recorded liability, through an incentive mechanism. SCE may request to include additional sites. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with a number of its carriers. Costs incurred at the remaining 20 sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $104 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $8 million. Recorded costs for 1996 were $7 million.

Based on currently available information, SCE believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not have a material adverse effect on its results of operations or financial position. There can be no assurance, however, that future developments,

                                         Southern California Edison Company

including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power
expenses during an accident-related nuclear unit outage.   These policies
are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $34 million per year. Insurance premiums are charged to operating expense.




Quarterly Financial Data

                                              1996                                     1995

In millions                   Total  Fourth   Third  Second   First    Total  Fourth   Third  Second   First
                            -----------------------------------------------------------------------------------------------
Operating revenue            $7,583  $1,866  $2,346  $1,611  $1,760   $7,873  $1,903  $2,510  $1,738  $1,722
Operating income              1,133     231     382     257     263    1,149     246     369     261     273
Net income                      655     121     256     131     147      680     130     251     150     149
Earnings available for
   common stock                 621     113     247     123     138      643     121     243     140     139
Common dividends declared       735     196     178     180     181      546     136     136     137     137

Responsibility for Financial Reporting

The management of Southern California Edison Company (SCE) is responsible for the integrity and objectivity of the accompanying financial statements. The statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and are based, in part, on management estimates and judgment.

SCE maintains systems of internal control to provide reasonable, but not absolute, assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of the financial statements. There are limits inherent in all systems of internal control, the design of which involves management's judgment and the recognition that the costs of such systems should not exceed the benefits to be derived. SCE believes its systems of internal control achieve this appropriate balance. These systems are augmented by internal audit programs through which the adequacy and effectiveness of internal controls and policies and procedures are monitored, evaluated and reported to management. Actions are taken to correct deficiencies as they are identified.

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





            Richard K. Bushey                    John E. Bryson
            Richard K. Bushey                    John E. Bryson
            Vice President                       Chairman of the Board
            and Controller                       and Chief Executive Officer


January 31, 1997

                                          Southern California Edison Company

Report of Independent Public Accountants

To the Shareholders and the Board of Directors, Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                    ARTHUR ANDERSEN LLP
                                                    ARTHUR ANDERSEN LLP


Los Angeles, California
January 31, 1997 (except with respect to the "Subsequent Event" discussed under "Electric
Utility Industry Restructuring" in Note 2, as to which the date is February 21, 1997).

Board of Directors                        Southern California Edison Company

John E. Bryson                       Carl F. Huntsinger               E.L. Shannon, Jr.
Chairman of the Board and            General Partner,                 Retired Chairman of the Board
CEO, Edison International            DAE Limited Partnership Ltd.,    Santa Fe International Corporation
and SCE                              Ojai, California                 Alhambra, California

Howard P. Allen                      Charles D. Miller                Robert H. Smith
Chairman of the Executive            Chairman of the Board            Managing Director,
Committee, Edison                    and CEO, Avery Dennison          Smith and Crowley Incorporated,
International and SCE                Corporation,                     Pasadena, California
                                     Pasadena, California
Winston H. Chen
Chairman of the Paramitas            Luis G. Nogales                  Thomas C. Sutton
Foundation and Chairman of           President,                       Chairman of the Board and CEO,
Paramitas Investment Corporation,    Nogales Partners,                Pacific Mutual Life Insurance
Santa Clara, California              Los Angeles, California          Company, Lots Angeles, California

Stephen E. Frank                     Ronald L. Olson                  Daniel M. Tellep
President and Chief Operating        Senior Partner of Munger,        Retired Chairman of the Board,
Officer, SCE                         Tolles and Olson,                Lockheed Martin Corporation,
                                     Los Angeles, California          Bethesda, Maryland
Camilla C. Frost
Trustee, Chandler Trusts and         J.J. Pinola                      James D. Watkins
Director and Secretary-Treasurer,    Retired Chairman of the          President, Joint Oceanographic
Chandis Securities Company,          Board and CEO,                   Institutions, Inc. and President,
Los Angeles, California              First Interstate Bankcorp.       Consortium for Oceanographic
                                     Los Angeles, California          Research and Education,
Joan C. Hanley                                                        Washington, D.C.
General Partner,                     James M. Rosser
Miramonte Vineyards,                 President,                       Edward Zapanta, M.D.
Rancho Palos Verdes, California      California State University      Physician and Neurosurgeon,
                                     Los Angeles, California          South Pasadena, California
------------------------------------------------------------------------------------------------------------

Executive Officers


John E. Bryson                       Pamela A. Bass                      R.W. Krieger
Chairman of the Board and CEO        Vice President,                     Vice President,
                                     Customer Solutions Business Unit    Nuclear Generation
Stephen E. Frank
President and Chief                  Richard K. Bushey                   J. Michael Mendez
Operating Officer                    Vice President and Controller       Vice President,
                                                                         Labor Relations
Bryant C. Danner                     Theodore F. Craver, Jr.
Executive Vice President and         Vice President and Treasurer        Dwight E. Nunn
General Counsel                                                          Vice President,
                                     John R. Fielder                     Nuclear Engineering and
Alan J. Fohrer                       Vice President,                     Technical Services
Executive Vice President and Chief   Regulatory Policy and Affairs
Financial Officer                                                        Frank J. Quevedo
                                     Bruce C. Foster                     Vice President,
Harold B. Ray                        Vice President,                     Equal Opportunity
Executive Vice President,            San Francisco Regulatory Affairs
Generation Business Unit                                                 Richard M. Rosenblum
                                     Lillian R. Gorman                   Vice President,
Vikram S. Budhraja                   Vice President,                     Distribution Business Unit
Senior Vice President,               Human Resources
Power Grid Business Unit                                                 Beverly P. Ryder
                                     Lawrence D. Hamlin                  Corporate Secretary and
Robert G. Foster                     Vice President,                     Special Assistant to the
Senior Vice President,               Power Production                    Chairman/CEO
Public Affairs
                                     Thomas J. Higgins
Emiko Banfield                       Vice President,
Vice President,                      Corporate Communications
Shared Services

Shareholder Information

----------------------------------------------------------------------------

Annual Meeting of Shareholders

Thursday, April 17, 1997
10:00 a.m.
The Industry Hills Sheraton Resort and Conference Center
One Industry Hills Parkway
City of Industry, California

----------------------------------------------------------------------------

Stock Listing and Trading Information

SCE Preferred Stocks

The American and Pacific stock exchanges use the ticker symbol SCE. Previous day's closing prices, when traded, are listed in the daily newspapers in the American Stock Exchange table under the symbol SoCalEd. The 6.05%, 6.45% and 7.23% series are not listed.

Where to Buy and Sell Stock

The listed preferred stocks may be purchased through any brokerage firm. Firms handling unlisted series can be located through your broker.

----------------------------------------------------------------------------

Transfer Agent and Registrar

Southern California Edison Company maintains shareholder records and is transfer agent and registrar for SCE preferred stock. Shareholders may call Shareholder Services, (800) 347-8625, between 8:00 a.m. and 4:00 p.m. (Pacific time) every business day, regarding:

   o  stock transfer and name-change requirements;
   o  address changes, including dividend addresses;
   o  electronic deposit of dividends;
   o  taxpayer identification number submission or changes;
   o  duplicate 1099 forms and W-9 forms;
   o  notices of and replacement of lost or destroyed stock certificates and
   o  dividend checks; and
   o  requests to eliminate multiple annual report mailings.

The address of Shareholder Services is:

P.O. Box 400, Rosemead, California 91770-0400
FAX:  (818) 302-4815

PAGE

Southern California Edison
2244 Walnut Grove Avenue
Rosemead, California 91770
(818) 302-1212