Form 10-Q
period 1997-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 1997-05-15
CIK 92103

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 1997
                                ---------------------------------------
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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                             Outstanding at May 13, 1997
--------------------------                   --------------------------
Common Stock, no par value                           434,888,104
SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                        Page
                                                                         No.
                                                                        ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

       Report of Independent Public Accountants                           2

       Consolidated Statements of Income--Three and
            Twelve Months Ended March 31, 1997, and 1996                  3

       Consolidated Balance Sheets--March 31, 1997,
            December 31, 1996, and March 31, 1996                         4

       Consolidated Statements of Cash Flows--
            Three and Twelve Months Ended
            March 31, 1997, and 1996                                      6

       Consolidated Statements of Retained Earnings--
            Three and Twelve Months Ended
            March 31, 1997, and 1996                                      7

       Notes to Consolidated Financial Statements                         8

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                   30

Part II.  Other Information:

   Item 1.  Legal Proceedings                                            41

   Item 4.  Submission of Matters to a Vote of
                 Security Holders                                        46

   Item 6.  Exhibits and Reports on Form 8-K                             46

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of March 31, 1997, December 31, 1996, and March 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three- and twelve-month periods ended March 31, 1997, and 1996. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of March 31, 1997, December 31, 1996, and March 31, 1996, and the results of their operations and their cash flows for each of the three- and twelve-month periods ended March 31, 1997, and 1996, in conformity with generally accepted accounting principles.




                                         ARTHUR ANDERSEN LLP
                                         ARTHUR ANDERSEN LLP
Los Angeles, California
May 6, 1997

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                                   3 Months Ended                    12 Months Ended
                                                      March 31,                         March 31,
                                            ----------------------------      ----------------------------
                                                1997             1996             1997             1996
                                             ----------       ----------       ----------      ----------

Operating revenue                            $1,695,436       $1,760,133       $7,518,686      $7,911,065
                                             ----------       ----------       ----------      ----------
Fuel                                            144,616          111,692          663,536         579,674
Purchased power                                 628,674          527,433        2,807,122       2,622,219
Provisions for regulatory
  adjustment clauses--net                       (88,173)          97,823         (411,904)        298,806
Other operating expenses                        240,954          272,624        1,152,002       1,215,845
Maintenance                                      95,878           83,659          343,017         342,863
Depreciation and decommissioning                305,583          242,338        1,126,750         966,526
Income taxes                                     95,297          108,443          565,181         545,470
Property and other taxes                         38,875           53,508          168,768         200,936
                                             ----------       ----------       ----------      ----------
Total operating expenses                      1,461,704        1,497,520        6,414,472       6,772,339
                                             ----------       ----------       ----------      ----------
Operating income                                233,732          262,613        1,104,214       1,138,726
                                             ----------       ----------       ----------      ----------
Provision for rate phase-in plan                (11,309)         (29,078)         (66,519)       (121,536)
Allowance for equity funds
  used during construction                        2,003            4,402           13,181          17,959
Interest and dividend income                      6,856           10,205           34,508          39,642
Other nonoperating income--net                    4,649           12,925          (11,904)         54,693
                                             ----------       ----------       ----------      ----------
Total other income (deductions)--net              2,199           (1,546)         (30,734)         (9,242)
                                             ----------       ----------       ----------      ----------
Income before interest expense                  235,931          261,067        1,073,480       1,129,484
                                             ----------       ----------       ----------      ----------
Interest on long-term debt                       91,189           97,707          374,293         387,433
Other interest expense                           27,491           19,097           82,309          78,099
Allowance for borrowed funds
  used during construction                       (2,412)          (2,767)          (9,439)        (13,062)
Capitalized interest                             (1,320)             (73)          (2,958)         (1,090)
                                             ----------       ----------       ----------      ----------
Total interest expense--net                     114,948          113,964          444,205         451,380
                                             ----------       ----------       ----------      ----------
Net income                                      120,983          147,103          629,275         678,104
Dividends on preferred stock                      8,599            8,599           34,395          35,342
                                             ----------       ----------       ----------      ----------
Earnings available for
common stock                                 $  112,384       $  138,504       $  594,880      $  642,762
                                             ==========       ==========       ==========      ==========
















The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                   March 31,   December 31,     March 31,
                                                                     1997          1996           1996
                                                                   --------    ------------     ---------
ASSETS

Utility plant, at original cost                                  $20,537,877    $20,400,387   $20,016,984
Less--accumulated provision for depreciation
  and decommissioning                                              9,687,121      9,431,071     8,732,739
                                                                 -----------    -----------   -----------
                                                                  10,850,756     10,969,316    11,284,245
Construction work in progress                                        525,265        556,645       684,774
Nuclear fuel, at amortized cost                                      185,411        176,827       125,983
                                                                 -----------    -----------   -----------
Total utility plant                                               11,561,432     11,702,788    12,095,002
                                                                 -----------    -----------   -----------

Nonutility property--less accumulated provision
  for depreciation of $23,791, $25,102 and $25,839
  at respective dates                                                 70,175         63,931        80,765
Nuclear decommissioning trusts                                     1,499,836      1,485,525     1,294,661
Other investments                                                    115,470        103,973        77,068
                                                                 -----------    -----------   -----------
Total other property and investments                               1,685,481      1,653,429     1,452,494
                                                                 -----------    -----------   -----------

Cash and equivalents                                                 223,283        319,942       527,166
Receivables, including unbilled revenue, less
   allowances of $24,525, $26,079 and $22,256 for
   uncollectible accounts at respective dates                        832,123        921,083       864,342
Fuel inventory                                                        58,626         72,480       111,207
Materials and supplies, at average cost                              153,458        154,266       150,382
Accumulated deferred income taxes--net                               167,699        240,429       386,868
Prepayments and other current assets                                  59,794        105,137        70,440
                                                                 -----------    -----------   -----------
Total current assets                                               1,494,983      1,813,337     2,110,405
                                                                 -----------    -----------   -----------

Unamortized debt issuance and reacquisition
   expense                                                           339,654        346,834       370,581
Rate phase-in plan                                                    40,013         50,703       101,369
Unamortized nuclear plant--net                                             -              -        41,936
Income tax-related deferred charges                                1,691,963      1,741,091     1,791,017
Other deferred charges                                               434,269        428,370       323,307
                                                                 -----------    -----------   -----------
Total deferred charges                                             2,505,899      2,566,998     2,628,210
                                                                 -----------    -----------   -----------
Total assets                                                     $17,247,795    $17,736,552   $18,286,111
                                                                 ===========    ===========   ===========











The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                   March 31,   December 31,     March 31,
                                                                     1997          1996           1996
                                                                  -----------  ------------    -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
  Common stock (434,888,104 shares outstanding
    at each date)                                                 $2,168,054    $ 2,168,054   $ 2,168,054
  Additional paid-in capital and other                               218,399        210,857       199,511
  Retained earnings                                                2,603,439      2,665,612     2,737,651
                                                                 -----------    -----------   -----------
                                                                   4,989,892      5,044,523     5,105,216
Preferred stock:
   Not subject to mandatory redemption                               283,755        283,755       283,755
   Subject to mandatory redemption                                   275,000        275,000       275,000
Long-term debt                                                     4,660,831      4,778,703     5,026,343
                                                                 -----------    -----------   -----------
Total capitalization                                              10,209,478     10,381,981    10,690,314
                                                                 -----------    -----------   -----------

Other long-term liabilities                                          452,048        423,925       373,802
                                                                 -----------    -----------   -----------

Current portion of long-term debt                                    426,470        501,470       201,375
Short-term debt                                                      134,826        230,149       306,535
Accounts payable                                                     327,191        392,779       316,866
Accrued taxes                                                        560,766        484,688       653,539
Accrued interest                                                     104,677         93,363       107,959
Dividends payable                                                    106,102        108,563       183,343
Regulatory balancing accounts--net                                   106,505        181,488       439,354
Deferred unbilled revenue and other current liabilities              787,819        825,317       751,107
                                                                 -----------    -----------   -----------
Total current liabilities                                          2,554,356      2,817,817     2,960,078
                                                                 -----------    -----------   -----------

Accumulated deferred income taxes--net                             3,097,468      3,170,696     3,280,689
Accumulated deferred investment tax credits                          342,042        347,118       364,516
Customer advances and other deferred credits                         592,403        595,015       616,712
                                                                 -----------    -----------   -----------
Total deferred credits                                             4,031,913      4,112,829     4,261,917
                                                                 -----------    -----------   -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)



Total capitalization and liabilities                             $17,247,795    $17,736,552   $18,286,111
                                                                 ===========    ===========   ===========












The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                     3 Months Ended                  12 Months Ended
                                                        March 31,                       March 31,
                                                --------------------------     --------------------------
                                                   1997            1996            1997            1996
                                                ----------       ---------      ----------     ----------
Cash flows from operating activities:
Net income                                       $ 120,983       $ 147,103      $  629,275     $  678,104
Adjustments for non-cash items:
  Depreciation and
    decommissioning                                305,583         242,338       1,126,750        966,526
  Amortization                                      12,164          27,888          75,207         83,891
  Rate phase-in plan                                10,690          28,345          61,356        113,106
  Deferred income taxes and
    investment tax credits                          43,554         (32,481)        122,157       (236,733)
  Other long-term liabilities                       28,123          29,610          78,246         38,947
  Other--net                                       (21,043)         (2,807)       (171,269)        37,533
Changes in working capital:
  Receivables                                       88,960          47,621          32,219        (62,194)
  Regulatory balancing accounts                    (74,983)        101,487        (332,849)       340,671
  Fuel inventory, materials
    and supplies                                    14,662           3,948          49,505         21,863
  Prepayments and other
    current assets                                  45,343          43,849          10,646        (13,034)
  Accrued interest and taxes                        87,392         124,620         (96,055)        40,683
  Accounts payable and other
    current liabilities                           (103,086)        (56,761)         47,037         31,260
                                                 ---------       ---------      ----------    -----------
Net cash provided by
  operating activities                             558,342         704,760       1,632,225      2,040,623
                                                 ---------       ---------      ----------    -----------

Cash flows from financing activities:
Long-term debt issued                                    -         397,294               -        691,707
Long-term debt repayments                         (200,005)       (406,372)       (198,575)      (628,875)
Preferred stock redemptions                              -               -               -        (75,000)
Nuclear fuel financing--net                          6,031          (8,437)         56,271            687
Short-term debt financing--net                     (95,323)        (52,973)       (171,709)      (155,008)
Dividends paid                                    (185,617)       (144,501)       (840,710)      (582,417)
                                                 ---------       ---------     -----------    -----------
Net cash used by
  financing activities                            (474,914)       (214,989)     (1,154,723)      (748,906)
                                                 ---------       ---------     -----------    -----------

Cash flows from investing activities:
Additions to property and plant                   (151,407)       (184,369)       (583,465)      (761,630)
Funding of nuclear decommissioning
  trusts                                           (27,889)        (35,975)       (140,072)      (162,413)
Unrealized gain in equity investments                7,243           3,632          18,511         10,450
Other--net                                          (8,034)         (7,660)        (76,359)       (24,413)
                                                 ---------       ---------     -----------    -----------
Net cash used by
  investing activities                            (180,087)       (224,372)       (781,385)      (938,006)
                                                 ---------       ---------     -----------    -----------
Net increase (decrease) in cash
  and equivalents                                  (96,659)        265,399        (303,883)       353,711
Cash and equivalents, beginning
  of period                                        319,942         261,767         527,166        173,455
                                                 ---------       ---------     -----------    -----------
Cash and equivalents, end of period              $ 223,283       $ 527,166       $ 223,283    $   527,166
                                                 =========       =========     ===========    ===========
Cash payments for interest and taxes:
Interest                                         $  80,947       $  76,468       $ 353,170    $   386,978
Taxes                                                   29          30,047         515,238        693,497


The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                                  3 Months Ended                   12 Months Ended
                                                     March 31,                        March 31,
                                             ---------------------------      ---------------------------
                                                1997             1996             1997             1996
                                             ----------       ----------       ----------      ----------

Balance at beginning of period               $2,665,612       $2,780,058       $2,737,651      $2,685,417
Net income                                      120,983          147,103          629,275         678,104
Dividends declared on common stock             (174,557)        (180,911)        (729,075)       (590,528)
Dividends declared on preferred
  stock                                          (8,599)          (8,599)         (34,395)        (35,342)
Reacquired capital stock expense                      -                -              (17)              -
                                             ----------       ----------       ----------      ----------
Balance at end of period                     $2,603,439       $2,737,651       $2,603,439      $2,737,651
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

SCE currently operates in a highly regulated environment in which it has an obligation to provide electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 of "Notes to Consolidated Financial Statements." Financial statements prepared in compliance with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to electric utility restructuring, decommissioning and contingencies are further discussed in Notes 2, 9 and 10, respectively.

Certain prior-period amounts were reclassified to conform to the March 31, 1997, financial statement presentation.

Fuel Inventory

Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

Investments

Cash equivalents include tax-exempt investments ($185 million at March 31, 1997, $261 million at December 31, 1996, and $313 million at March 31,
1996), and time deposits and other investments ($23 million at March 31, 1997, $43 million at December 31, 1996, and $206 million at March 31,
1996) with maturities of three months or less.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of nuclear fuel, including disposal, is amortized to fuel expense on the basis of generation. Under CPUC ratemaking procedures, nuclear-fuel financing costs are capitalized until the fuel is placed into production.

Decommissioning costs are accrued and recovered in rates over the term of each nuclear facility's operating license through charges to decommissioning expense (see Note 9).

Under federal law, SCE is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through customer rates.

In November 1992, SCE discontinued operation of San Onofre Nuclear Generating Station Unit 1, after the CPUC approved a settlement agreement between SCE and the CPUC's Office (formerly Division) of Ratepayer Advocates (ORA) to discontinue operation of Unit 1 because operation of the unit was no longer cost-effective. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996, earning an 8.98% rate of return on rate base.

In October 1994, the CPUC authorized accelerated recovery of SCE's nuclear plant investments by $75 million per year, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

In April 1996, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and
3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return (compared to the current 9.49%). Future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures at San Onofre Units 2 and 3 are subject to an incentive pricing plan which allows SCE to receive about 4 cents per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning
January 1, 1998, the incentive pricing plan is expected to become part of the competition transition charge (CTC) mechanism. Beginning in 2004, SCE will be required to share equally with ratepayers the net benefits received from operation of the units.

In January 1997, the CPUC authorized a further acceleration of the recovery of its remaining investment of $1.2 billion in Palo Verde Units 1, 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return (compared to the current 9.49%). Future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account is expected to become part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity
factor for a fuel cycle.   Beginning in 2002, SCE will be required to
share equally with ratepayers the net benefits received from operation of Palo Verde.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 1997, in compliance with the new restructuring legislation, overcollections in the kilowatt-hour sales and energy cost balancing accounts at December 31, 1996, were transferred to an interim balancing account and are expected to be used as a credit to the CTC balancing account beginning in January 1998.

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses are recorded in a balancing account and, at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $5 million and $22 million for the three and twelve months ended March 31, 1997, respectively, and $4 million and $27 million for the three and twelve months ended March 31, 1996, respectively.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 5.2% and 4.6% for the three and twelve months ended March 31, 1997, respectively, and 3.6% for both the three and twelve months ended March 31, 1996.

Note 2.  Regulatory Matters

California Electric Utility Industry Restructuring

The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin January 1, 1998. Key elements of the CPUC's restructuring decision include: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of a non-bypassable charge to all customers called the CTC.

In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

On May 6, 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through May 31, 2001. On the same day, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on electricity consumption. With the CPUC's decision expected in September 1997, and subject to the prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information, which was filed on March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998.
The loans would be backed by utility guarantees; SCE's share would be 45%. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

On May 6, 1997, the CPUC issued a decision describing how all California investor-owned utility customers will be able to choose who will provide them with electric generation service. Beginning January 1, 1998, customers will be able to choose to purchase power from the PX through SCE, or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

A second decision issued by the CPUC on May 6, 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from
each service provider.   In addition, beginning in January 1998, customers
with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility.

The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security. SCE is reviewing the potential effect of these decisions on its results of operations and financial condition.

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997. In September 1996, the CPUC adopted a non-generation transmission and distribution (T&D) PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets.
This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer work force transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil- and gas-fueled generation divestiture was requested for late 1997.

In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. Hearings on SCE's rate unbundling plan were concluded in April 1997. A final decision on this matter is expected in the third quarter of 1997.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre and Palo Verde (as discussed in Note 1) and certain other costs. On February 14, 1997, SCE submitted an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. Hearings on various phases of this issue began in December 1996 and will continue throughout 1997. A decision is expected before January 1, 1998.

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996, SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and the other major California electric utilities met with the SEC in March 1997. Subsequently, the SEC asked a series of questions to be answered by each

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of California's major electric utilities.  SCE responded to the SEC's
questions  in  early  April 1997.   The  authority  to  require  SCE  to
discontinue applying regulatory accounting standards rests with the SEC, although matters such as this can be referred to the Financial Accounting
Standards Board's Emerging Issues Task Force (EITF) for resolution.   On
April 28, 1997, this regulatory accounting matter was added to the EITF's agenda for discussion at its May 21-22, 1997, meeting. If the EITF is able to reach a consensus on this matter, SCE will be required to follow the EITF's guidance. If SCE is required to discontinue the application of these regulatory accounting standards for its generation-related assets, and the EITF does not change the current requirements of these standards, SCE would have to write off generation-related regulatory assets, which at March 31, 1997, totaled approximately $500 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, purchased-power agreement termination payments, unamortized loss on reacquired debt and the Palo Verde phase-in plan.

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision, reaffirmed in a March 1997 FERC order, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. The FERC accepted SCE's compliance filing in February 1997. SCE will revise its tariff to reflect the few revisions set forth in the FERC's March 1997 order.

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA have filed several rounds of testimony on this issue.
Hearings concluded in February 1997.  A decision is expected in late 1997.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following March 31, 1997, are: 1998--$426 million; 1999--$322 million; 2000--$480 million; 2001--$200 million; and 2002--$200 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED STATEMENTS

Long-term debt consisted of:

                                                       March 31,        December 31,       March 31,
                                                         1997               1996             1996
                                                    --------------      ------------    -------------
                                                                        (In millions)
First and refunding mortgage bonds:
 1997--2026 (5.45% to 8-7/8%)                           $2,525             $2,725            $2,725
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                  1,204              1,204             1,205
Funds held by trustees                                      (2)                (2)               (2)
Debentures and notes:
 1998--2006 (5.6% to 8-1/4%)                             1,195              1,195             1,195
Subordinated debentures:
 2044 (8-3/8%)                                             100                100               100
Commercial paper for nuclear fuel                          118                112                61
Long-term debt due within one year                        (426)              (501)             (201)
Unamortized debt discount--net                             (53)               (54)              (57)
                                                        ------             ------            ------
Total                                                   $4,661             $4,779            $5,026
                                                        ======             ======            ======

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At March 31, 1997, available lines totaled $1.1 billion, with $600 million for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at March 31, 1997, December 31, 1996, and March 31, 1996, was $254 million, $345 million and $370 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.5%, 5.5% and 5.3%, at March 31, 1997, December 31, 1996, and March 31,
1996, respectively.

Other Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. Interest rate differentials and premiums for interest rate caps to be paid or received are recorded as adjustments to interest expense. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At March 31, 1997, SCE had pledged $16 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

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

Interest rate cap            $30 million                     fix interest rate exposure at
                             expires July 1, 1997            6% over variable term of the
                             debt due 2027                   debt

Fair values of financial instruments were:

                                    March 31,               December 31,               March 31,
                                      1997                      1996                     1996
                              --------------------       -------------------      -----------------
                                  Cost      Fair           Cost      Fair           Cost      Fair
Instrument                        Basis     Value          Basis     Value          Basis     Value
----------                      --------   ------        --------  --------        -------    -----
                                                            (In millions)
Financial assets:
Decommissioning trusts          $1,245      $1,499       $1,217     $1,485         $1,105     $1,295
Equity investments                  11          75           11         68              9         47

Financial liabilities:
DOE decommissioning and
  decontamination fees              54          44           54         45             58         47
Interest rate swap & cap             -           9           --         16             --         11
Long-term debt                   4,661       4,727        4,779      5,001          5,026      5,141
Preferred stock subject to
  mandatory redemption             275         289          275        286            275        281

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

Gross unrealized holding gains on financial assets were:

                                                          March 31,       December 31,      March 31,
                                                             1997             1996            1996
                                                          ----------      ------------    -------------
                                                                          (In millions)
Decommissioning trusts:
  Municipal bonds                                             $ 77             $ 79            $ 57
  Stocks                                                       129              138              80
  U.S. government issues                                        34               39              19
  Short-term and other                                          14               12              34
                                                              ----             ----            ----
                                                               254              268             190
Equity investments                                              64               57              38
                                                              ----             ----            ----
Total                                                         $318             $325            $228
                                                              ====             ====            ====

There were no unrealized holding losses on financial assets for all periods presented.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1997, SCE had the capacity to pay $285 million in additional dividends and continue to maintain its authorized capital structure.

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

Cumulative preferred stock consisted of:

                                          March 31, 1997
                                   ---------------------------
                                      Shares       Redemption     March 31,   December 31,    March 31,
                                    Outstanding       Price         1997          1996          1996
                                    -----------    ----------  -------------  ------------  -------------
                                                                             (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                         1,000,000        $25.50        $ 25          $ 25          $ 25
4.24                                 1,200,000         25.80          30            30            30
4.32                                 1,653,429         28.75          41            41            41
4.78                                 1,296,769         25.80          33            33            33
5.80                                 2,200,000         25.25          55            55            55
7.36                                 4,000,000         25.00         100           100           100
                                                                    ----          ----          ----
Total                                                               $284          $284          $284
                                                                    ====          ====          ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                           750,000       $100.00        $ 75          $ 75          $ 75
6.45                                 1,000,000        100.00         100           100           100
7.23                                 1,000,000        100.00         100           100           100
                                                                    ----          ----          ----
Total                                                               $275          $275          $275
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

NOTES TO CONSOLIDATED STATEMENTS

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.

The components of the net accumulated deferred income tax liability were:

                                                           March 31,      December 31,      March 31,
                                                             1997             1996            1996
                                                         -------------    ------------    -------------
                                                                          (In millions)
Deferred tax assets:
Property-related                                            $  237           $  247          $  254
Investment tax credits                                         202              206             218
Regulatory balancing accounts                                  111              205             193
Decommissioning-related                                        105              208              79
Other                                                          490              429             526
                                                            ------           ------          ------
Total                                                        1,145            1,295           1,270
                                                            ------           ------          ------
Deferred tax liabilities:
Property-related                                             3,489            3,550           3,669
Other                                                          585              676             495
                                                            ------           ------          ------
Total                                                        4,074            4,226           4,164
                                                            ------           ------          ------

Accumulated deferred income taxes--net                      $2,929           $2,931          $2,894
                                                            ======           ======          ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                $3,097           $3,171          $3,281
Included in current assets                                     168              240             387

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO FINANCIAL STATEMENTS

The current and deferred components of income tax expense were:

                                                                  3 Months Ended      12 Months Ended
                                                                      March 31,          March 31,
                                                                 ----------------   -----------------
                                                                   1997      1996     1997       1996
                                                                  ------   ------    ------    ------
                                                                              (In millions)
Current:
Federal                                                            $  24    $  90     $ 320     $ 557
State                                                                 19       41       107       184
                                                                   -----    -----     -----     -----
                                                                      43      131       427       741
                                                                   -----    -----     -----     -----
Deferred--federal and state:
Accrued charges                                                       (2)      (1)      (14)       (4)
Depreciation                                                         (12)      (6)      (20)       12
Investment and energy tax credits--net                                (5)      (6)      (22)      (27)
Pension reserves                                                      (1)      (5)       49        (8)
Postretirement benefits other than pensions reserve                   (8)      (8)      (25)      (10)
Rate phase-in plan                                                    (4)     (11)      (24)      (46)
Regulatory balancing accounts                                         26      (49)      109      (146)
State tax--privilege year                                             27       40         8        (6)
Other                                                                 23       11        15        (9)
                                                                   -----    -----     -----     -----
                                                                      44      (35)       76      (244)
                                                                   -----    -----     -----     -----
Total income tax expense                                           $  87    $  96     $ 503     $ 497
                                                                   =====    =====     =====     =====
Classification of income taxes:
Included in operating income                                       $  95    $ 108     $ 565     $ 545
Included in other income                                              (8)     (12)      (62)      (48)

The composite federal and state statutory income tax rate was 40.551% and 40.921% for the three and twelve months ended March 31, 1997, respectively, and 41.045% for both the three and twelve months ended March 31, 1996.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                                              3 Months Ended        12 Months Ended
                                                                 March 31,             March 31,
                                                            ------------------    ------------------
                                                             1997       1996       1997        1996
                                                            ------     ------     ------      ------

Federal statutory rate                                       35.0%       35.0%     35.0%       35.0%
Capitalized software                                         (0.9)       (0.7)     (0.8)       (0.8)
Depreciation and other                                        2.0         1.1       4.9         3.2
Investment and energy tax credits                            (2.4)       (2.6)     (2.0)       (2.3)
State tax--net of federal deduction                           8.1         6.8       7.3         7.2
                                                             ----        ----      ----        ----
Effective tax rate                                           41.8%       39.6%     44.4%       42.3%
                                                             ====        ====      ====        ====

Note 6.    Employee Compensation and Benefit Plans

Stock Option Plans

Under its Long-Term Incentive Compensation Plan, SCE participates in the use of 8.2 million shares of parent company common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 3.8 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $7 million and $14 million for the three and twelve months ended March 31, 1997, respectively, and $0.3 million and $3 million for the three and twelve months ended March 31, 1996, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma net income of $122 million and $630 million for the three and twelve months ended March 31, 1997, respectively, and $147 million and $677 million for the three and twelve months ended March 31, 1996, respectively.

The weighted-average fair value of options granted during the twelve months ended March 31, 1997, and March 31, 1996, was $7.62 per share option and $6.27 per share option, respectively. The weighted-average remaining life of options outstanding as of March 31, 1997, December 31, 1996, and March 31, 1996, was seven years at each date.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                                          12 Months Ended
                                                                  -------------------------------
                                                                  March 31, 1997  March 31, 1996
                                                                  --------------  --------------

Expected life                                                           7 years        7 years
Risk-free interest rate                                                    6.5%           5.5%
Expected volatility                                                         17%            17%

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan's funded status was:

                                                        March 31,      December 31,       March 31,
                                                          1997             1996             1996
                                                     --------------    -------------   --------------
                                                                       (In millions)

Actuarial present value of benefit obligation:
Vested benefits                                           $1,554          $1,670           $1,864
Nonvested benefits                                            74              71              165
                                                          ------          ------           ------
Accumulated benefit obligation                             1,628           1,741            2,029
Value of projected future compensation levels                273             261              417
                                                          ------          ------           ------
Projected benefit obligation                              $1,901          $2,002           $2,446
                                                          ======          ======           ======

Fair value of plan assets                                 $2,050          $2,165           $2,713
                                                          ======          ======           ======

Projected benefit obligation less
  than plan assets                                        $ (149)         $ (163)          $ (267)
Unrecognized net gain                                        281             300              377
Unrecognized prior service cost                             (195)           (199)             (31)
Unrecognized net obligation (17-year amortization)           (42)            (43)             (48)
                                                          ------          ------           ------
Pension liability (asset)                                 $ (105)         $ (105)          $   31
                                                          ======          ======           ======

Discount rate                                               7.75%           7.75%            7.25%
Rate of increase in future compensation                      5.0%            5.0%             5.0%
Expected long-term rate of return on assets                  8.0%            8.0%             8.0%

SCE recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                                                           3 Months Ended          12 Months Ended
                                                              March 31,               March 31,
                                                           --------------         ----------------
                                                           1997      1996         1997        1996
                                                           ----      ----         ----        ----
                                                                       (In millions)

Service cost for benefits earned                         $ 11       $  17        $  43       $  60
Interest cost on projected benefit obligation              35          42          171         160
Actual return on plan assets                              (22)       (101)        (265)       (471)
Net amortization and deferral                             (14)         50           81         280
                                                        -----       -----        -----       -----
Pension expense under accounting standards                 10           8           30          29
Special termination benefits                                -           -            -           3
Regulatory adjustment--deferred                             3           4           21          21
                                                        -----       -----        -----       -----
Net pension expense recognized                             13          12           51          53
Settlement gain                                             -           -         (121)         --
                                                        -----       -----        -----       -----

Total expense                                           $  13       $  12        $ (70)      $  53
                                                        =====       =====        =====       =====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55 (or those eligible for all benefits under the 1996 special voluntary early retirement program) with at least 10 years of service, are eligible for postretirement health care, dental, life insurance and other benefits. Health care benefits are subject to deductibles, copayment provisions and other limitations.

SCE funds these benefits (by contributions to independent trusts) up to tax-deductible limits, in accordance with rate-making practices. In 1996, SCE recorded special termination expenses due to a special voluntary early retirement program. Any difference between recognized expense and amounts authorized for rate recovery is not expected to be material (except for the impact of early retirement program) and will be charged to earnings.

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

The funded status of these benefits is reconciled to the recorded liability below:

                                                     March 31,        December 31,      March 31,
                                                       1997               1996            1996
                                                   -------------      -------------   -------------
                                                                      (In millions)
Actuarial present value of benefit obligation:
Retirees                                             $  930             $  928            $ 401
Employees eligible to retire                             36                 35              104
Other employees                                         401                386              577
                                                     ------             ------            -----
Accumulated benefit obligation                       $1,367             $1,349           $1,082
                                                     ======             ======           ======

Fair value of plan assets                            $  643             $  617            $ 427
                                                     ======             ======            =====
Plan assets less than accumulated benefit
 obligation                                          $  724             $  732            $ 655
Unrecognized transition obligation (20-year
  amortization)                                        (423)              (430)            (450)
Unrecognized net gain (loss)                           (229)              (231)            (203)
                                                     ------             ------            -----
Recorded liability                                   $   72            $    71             $  2
                                                     ======             ======            =====
Discount rate                                          7.75%              7.75%             7.5%
Expected long-term rate of return on assets             8.5%               8.5%             8.5%

The components of postretirement benefits other than pensions expense were:

                                                           3 Months Ended           12 Months Ended
                                                              March 31,                March 31,
                                                          ----------------         ----------------
                                                          1997        1996         1997       1996
                                                          ----        ----         ----       ----
                                                                           (In millions)
Service cost for benefits earned                          $  7        $ 9          $ 29      $ 35
Interest cost on benefit obligation                         25         19            96        78
Actual return on plan assets                               (13)        (9)          (47)      (30)
Amortization of loss                                         2          2             6         3
Amortization of transition obligation                        7          7            27        25
                                                          ----        ---          ----      ----
Net expense                                                 28         28           111       111
Special termination expense                                  -          -            72         -
                                                          ----        ---          ----      ----
Total expense                                             $ 28        $28          $183      $111
                                                          ====        ===          ====      ====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1997, gradually decreasing to 5% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of March 31, 1997, by $206 million and annual aggregate service and interest costs by $24 million.

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $3 million and $23 million for the three and twelve months ended March 31, 1997, respectively, and $4 million and $19 million for the three and twelve months ended March 31, 1996, respectively.

Note 7.  Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of March 31, 1997, was:

                                                Plant in     Accumulated        Under      Ownership
                                                 Service    Depreciation    Construction   Interest
                                                --------    ------------    ------------   ---------
                                                            (In millions)
Transmission systems:
  Eldorado                                       $   30        $    9          $   -            60%
  Pacific Intertie                                  231            73              8            50
Generating stations:
  Four Corners Units 4 and 5 (coal)                 458           238              2            48
  Mohave (coal)                                     299           141             11            56
  Palo Verde (nuclear)                            1,597           483              7            16
  San Onofre (nuclear)                            4,189         1,940             29            75
                                                 ------        ------           ----
Total                                            $6,804        $2,884          $  57
                                                 ======        ======          =====

Note 8.    Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at March 31, 1997, were:

Year ended December 31,                                                           (In millions)
1997                                                                                  $13
1998                                                                                   16
1999                                                                                   12
2000                                                                                    9
2001                                                                                    6
Thereafter                                                                              9
                                                                                      ---
Total                                                                                 $65
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

Decommissioning costs, which are recovered through customer rates, are recorded as a component of depreciation expense. Decommissioning expense was $36 million and $147 million for the three and twelve months ended March 31, 1997, respectively, and $37 million and $155 million for the three and twelve months ended March 31, 1996, respectively. The accumulated provision for decommissioning was $980 million at March 31, 1997, $949 million at December 31, 1996, and $854 million at March 31, 1996. The estimated costs to decommission San Onofre Unit 1 ($280 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                       Maturity          March 31,      December 31,      March 31,
                                         Dates             1997             1996            1996
                                       ----------      -------------  ---------------   -------------
                                                                        (In millions)
Municipal bonds                        1999-2021         $  430          $  400            $  359
Stocks                                     --               549             549               406
U.S. government issues                 1998-2024            201             212               127
Short-term and other                   1996-2024             65              56               213
                                                         ------          ------            ------
Total                                                    $1,245          $1,217          $  1,105
                                                         ======          ======            ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $11 million and $48 million for the three and twelve months ended March 31, 1997, respectively, and $12 million and $56 million for the three and twelve months ended March 31, 1996, respectively. Proceeds from sales of securities (which are reinvested) were $147 million and $732 million for the three and twelve months ended March 31, 1997, respectively, and $369 million and $1.1 billion for the three and twelve months ended March 31, 1996, respectively. Approximately 89% of the trust fund contributions were tax-deductible.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain commitments for the years 1997 through 2001 are estimated below:

                                                          1997     1998     1999    2000      2001
                                                         ------   ------   ------  ------    ------
                                                                        (In millions)
Projected construction expenditures                        $819     $881    $756     $730     $711
Fuel supply contracts                                       223      231     222      244      231
Purchased-power capacity payments                           700      702     704      705      699
Unconditional purchase obligations                            9       10      10       10       10

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

SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).
<page 27>





SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While SCE has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

SCE's recorded estimated minimum liability to remediate its 54 identified sites was $112 million at March 31, 1997. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $96 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $101 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve months ended March 31, 1997, were $9 million.

Based on currently available information, SCE believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not materially affect its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

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

RESULTS OF OPERATIONS

Earnings

Southern California Edison Company's (SCE) earnings for the three and twelve months ended March 31, 1997, were $112 million and $595 million, respectively, compared with $139 million and $643 million for the same periods in 1996. The quarterly decrease is directly related to revised rate-making plans for SCE's nuclear units (see Regulatory Matters) and a scheduled refueling outage at San Onofre Nuclear Generating Station Unit
2 during the entire first quarter (see also San Onofre Steam Generator Tubes). These decreases were partially offset by improved overall operating performance, including a strong performance from San Onofre Unit
3. The decrease in earnings for the twelve months ended March 31, 1997, compared with the same period in 1996, reflects the revised rate-making plans for SCE's nuclear facilities. Earnings were also impacted by nonrecurring charges for workforce management costs. These reductions were partially offset by improved operating performance due to SCE's voluntary retirement programs in 1996.

Operating Revenue

Operating revenue decreased 4% during the first quarter of 1997, compared with the same period in 1996, as increased sales volume was more than offset by lower average rates. Average retail rates were approximately 5% lower during the first quarter of 1997 compared with the same period for the prior year. For the twelve months ended March 31, 1997, operating revenue decreased 5% when compared to the year-earlier period, as increased sales volume was more than offset by lower average rates. Average rates fell approximately 8% when compared to the year-earlier period. The lower rates are attributable to the continuing effects of the California Public Utilities Commission (CPUC) decision effective April 1996 which lowered SCE's 1996 authorized revenue by $338 million, or 4.4%. Rates in 1997 are unchanged from April 1996. Over 98% of operating revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission
(FERC).

In March 1995, SCE announced a five-year goal to reduce system average rates by 25% on an inflation-adjusted basis (from 10.7 cents per kilowatt-hour to below 10 cents per kilowatt-hour). In February 1996, the CPUC approved a system-wide rate reduction which lowered the average price per kilowatt-hour from 10.7 cents to 10.1 cents, effective June 1996. Legislation enacted in September 1996 provides for, among other things, at least a 10% rate reduction for residential and small commercial customers beginning in 1998
(see discussion in Competitive Environment).

Operating Expenses

Fuel expense increased 30% and 15%, respectively, in the three and twelve months ended March 31, 1997, compared with the same periods in 1996. The increases are due to higher gas prices and changes in the fuel mix. San Onofre Unit 2 was shut down during the entire first quarter of 1997, thus resulting in higher gas-powered generation.

Purchased-power expense increased 19% and 7%, respectively, for the three- and twelve-month periods ended March 31, 1997, compared to the same periods last year, due to an increase in power purchased under federally mandated contracts. SCE is required under federal law to purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. During the twelve-month period ended March 31, 1997, SCE paid about $1.7 billion (including energy and capacity payments) more than the cost of power available from other sources due to these federally required purchases. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased substantially for the three and twelve months ended March 31, 1997, compared to the year-earlier periods, due to actual energy costs exceeding CPUC-authorized fuel and purchased-power cost estimates and undercollections resulting from the accelerated recovery of SCE's remaining investment in San Onofre Units 2 and 3. These undercollections were partially offset by overcollections associated with actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized amounts and incentive pricing associated with operating efficiencies at San Onofre Units 2 and 3.

Other operating expenses decreased 12% during the first quarter of 1997, compared with the year-earlier period, due to reduced payroll costs after SCE's voluntary retirement program in 1996.

Maintenance expense increased 15% in the first quarter of 1997, compared with the year-earlier period, due to the San Onofre Unit 2 scheduled refueling outage during the entire first quarter. There was no comparable outage for the same period in 1996.

Depreciation and decommissioning expense increased 26% and 17%, respectively, for the three- and twelve-month periods ended March 31, 1997, due to higher depreciation rates and the accelerated recovery of San Onofre Units 2 and 3 effective April 1996 and the accelerated recovery of the Palo Verde Nuclear Generating Station units effective January 1997.

Property and other taxes decreased 27% and 16%, respectively, for the three- and twelve-month periods ended March 31, 1997, due to decreases in property taxes and lower payroll taxes related to workforce reductions after SCE's voluntary retirement programs in 1996.

Income taxes decreased 12% during the first quarter of 1997, compared to 1996, mainly due to a decrease in pre-tax income.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde units. The deferred revenue (including interest) is being collected evenly over the final six years of each unit's plan. The plan ended in February 1996 and September 1996 for Units 1 and 2, respectively. The plan ends in January 1998 for Unit 3. The provision is a non-cash offset to the collection of deferred revenue.

Interest and dividend income decreased 33% and 13%, respectively, for the three and twelve months ended March 31, 1997, compared to the year-earlier periods, primarily due to lower investment balances and lower interest rates.

Other nonoperating income decreased for both the three and twelve months ended March 31, 1997, compared to the same periods in 1996, primarily due to increased costs resulting from the effect of a rise in Edison
International's stock price on SCE's stock option plan, and additional accruals for regulatory matters.

Interest Expense

Other interest expense increased 44% for the first quarter of 1997 compared to the year-earlier period. The increase is mainly due to interest related to balancing account overcollections.

FINANCIAL CONDITION

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $800 million of its common stock. Edison International has repurchased 38.6 million shares ($739 million) through May 5, 1997, funded by dividends from its subsidiaries and its lines of credit. As excess cash becomes available, SCE intends to pay cash dividends to Edison International, while maintaining its CPUC-authorized capital structure.

For the first quarter of 1997, SCE's cash flow coverage of dividends decreased to 3.0 times from 4.9 times compared to the year-earlier period, reflecting the ongoing share repurchase program at Edison International. For the twelve months ended March 31, 1997, the cash flow coverage of dividends decreased to 1.9 times from 3.5 times compared to the same period last year, also due to the share repurchase program.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $558 million and $1.6 billion, respectively, for the three and twelve months ended March 31, 1997, compared with $705 million and $2.0 billion for the same periods in 1996. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of March 31, 1997, SCE could issue approximately $7.9 billion of additional first and refunding mortgage bonds and $4.5 billion of preferred stock at current interest and dividend rates.

At March 31, 1997, SCE had available lines of credit of $1.1 billion, with $600 million for short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1997, SCE had the capacity to pay $285 million in additional dividends and continue to maintain its authorized capital structure.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and funding of nuclear decommissioning trusts. As further discussed in Note 9 of "Notes to Consolidated Financial Statements," decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion to decommission its nuclear facilities, primarily between 2013-2070. This estimate is based on SCE's current-dollar decommissioning costs ($2.0 billion), escalated using a 6.65% annual rate. These amounts are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $100 million per year (until decommissioning begins).

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are:
1997--$819 million; 1998--$881 million; 1999--$756 million; 2000--$730 million; and 2001--$711  million.

Long-term debt maturities and sinking fund requirements for the next five twelve-month periods following March 31, 1997, are: 1998--$426 million; 1999--$322 million; 2000--$480 million; 2001--$200 million; and 2002--$200 million.

REGULATORY MATTERS

SCE's 1997 CPUC-authorized rates are unchanged from 1996 levels due to the recently enacted legislation which requires that system average rates remain frozen at the June 10, 1996, level of 10.1 cents per kilowatt-hour (see discussion in Competitive Environment).

The CPUC's 1997 cost-of-capital decision authorized an 11.6% return on common equity and a 48% common equity ratio, both unchanged from 1996 levels. SCE's return on rate base was lowered from 9.55% to 9.49%. The decision, excluding the effects of other rate actions, would reduce 1997 earnings by approximately $5 million.

The CPUC has authorized revised rate-making plans for SCE's nuclear facilities, which call for the accelerated recovery of its nuclear investments in exchange for a lower authorized rate of return. SCE's nuclear assets are now earning an annual rate of return of 7.35%, compared to the current 9.49% for other assets. In addition, the San Onofre plan authorizes a fixed rate of approximately 4 cents per kilowatt-hour generated for incremental operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incremental pricing portion. Palo Verde's incremental operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January
1997 and ends in December 2001.

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the CPUC's Office of Ratepayer Advocates (ORA) filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from

April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA have filed several rounds of testimony on this issue. Hearings concluded in February 1997. A decision is expected in late 1997.

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

California Electric Utility Industry Restructuring

The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin January 1, 1998. Key elements of the CPUC's restructuring decision include: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of a non-bypassable charge to all customers called the competition transition charge (CTC).

In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

On May 6, 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through May 31, 2001. On the same day, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on electricity consumption. With the CPUC's decision expected in September 1997, and subject to the prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities to file more specific information, which was filed on March 31, 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998.
The loans would be backed by utility guarantees; SCE's share would be 45%. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million which will be used to build the hardware and software systems for the ISO and PX.

On May 6, 1997, the CPUC issued a decision describing how all California investor-owned utility customers will be able to choose who will provide them with electric generation service. Beginning January 1, 1998, customers will be able to choose to purchase power from the PX through SCE, or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

A second decision issued by the CPUC on May 6, 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility.

The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security. SCE is reviewing the potential effect of these decisions on its results of operations and financial condition.

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. If approved, the hydro PBR would be in effect for three years and the initial terms of the local reliability contracts, which are subject to FERC approval, would be in effect for up to three years, both beginning January 1, 1998. A final CPUC decision on hydro PBR is expected by year-end 1997. In September 1996, the CPUC adopted a non-generation transmission and distribution (T&D) PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December

2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets.
This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer work force transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil- and gas-fueled generation divestiture was requested for late 1997.

In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning on January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates in separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. Hearings on SCE's rate unbundling plan were concluded in April 1997. A final decision on this matter is expected in the third quarter of 1997.

Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value), assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value), assuming the fossil plants have no market value. These estimates are based on incurred costs, and forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre and Palo Verde (as discussed in Note 1) and certain other costs. On February 14, 1997, SCE submitted an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total

CTC estimates were included. Hearings on various phases of this issue began in December 1996 and will continue throughout 1997. A decision is expected before January 1, 1998.

If the CPUC's restructuring is implemented as outlined, SCE would be allowed to recover its CTC (subject to a lower return on equity) and believes it should be allowed to continue to apply accounting standards that recognize the economic effects of rate regulation for its generation-related assets during the 1998-2001 transition period. However, in response to a request by the staff of the Securities and Exchange Commission (SEC), in December 1996, SCE submitted its views on the continued applicability of regulatory accounting standards for its generation-related assets. In its submittal, SCE and its independent accountants jointly concluded that, based on their current analysis, SCE will continue to meet the criteria for applying these accounting standards through the 1998-2001 transition period. In its February 1997 response, the SEC staff expressed continuing concern with SCE's conclusion and indicated that they wanted to meet further with SCE and the other major California electric utilities to resolve this matter. SCE and the other major California electric utilities met with the SEC in March 1997. Subsequently, the SEC asked a series of questions to be answered by each of California's major electric utilities. SCE responded to the SEC's questions in early April 1997. The authority to require SCE to discontinue applying regulatory accounting standards rests with the SEC, although matters such as this can be referred to the Financial Accounting
Standards Board's Emerging Issues Task Force (EITF) for resolution.   On
April 28, 1997, this regulatory accounting matter was added to the EITF's agenda for discussion at its May 21-22, 1997, meeting. If the EITF is able to reach a consensus on this matter, SCE will be required to follow the EITF's guidance. If SCE is required to discontinue the application of these regulatory accounting standards for its generation-related assets, and the EITF does not change the current requirements of these standards, SCE would have to write off generation-related regulatory assets, which at March 31, 1997, totaled approximately $500 million on an after-tax basis, primarily for the recovery of income tax benefits previously flowed-through to customers, purchased-power agreement termination payments, unamortized loss on reacquired debt and the Palo Verde phase-in plan.

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision, reaffirmed in a March 1997 FERC order, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the recovery of stranded costs, which are prior-service costs incurred under the current regulatory framework. In addition to providing recovery of stranded costs associated with existing wholesale customers, the FERC directed that it would have primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as the formation of a new municipal electric system. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states and the FERC would only address recovery of these costs if the state has no authority to do so. In compliance with the April 1996 FERC decision, SCE filed a revised open access tariff with the FERC in July 1996. The tariff became effective on an interim basis, subject to refund, as of its filing date. The FERC accepted SCE's compliance filing in February 1997. SCE will revise its tariff to reflect the few revisions set forth in the FERC's March 1997 order.

ENVIRONMENTAL PROTECTION

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 10 of "Notes to Consolidated Financial Statements," SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site. Unless there is a probable amount, SCE records the lower end of this likely range of costs.

SCE's recorded estimated minimum liability to remediate its 54 identified sites was $112 million at March 31, 1997. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 72% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $211 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 35 of its sites, representing $96 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $101 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve-month period ending March 31, 1997, were $9 million.

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

SCE's projected capital expenditures to protect the environment are $831 million for the 1997-2001 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

PALO VERDE STEAM TUBE RUPTURE

In 1993, a steam generator tube ruptured at Palo Verde Unit 2; additional cracking was found in other tubes. Arizona Public Service Company (APS), the operating agent for Palo Verde, has taken, and will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units. APS believes that the steam generators in Unit 2 will have to be replaced within five to ten years. SCE estimates its share of the steam generator replacement costs to be between $16 million and $30 million, plus replacement power costs. SCE is evaluating APS' analyses, conducting its own review, and has not yet decided whether it supports replacement of the steam generators.

SAN ONOFRE STEAM GENERATOR TUBES

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing tube degradation. During the most recent Unit 2 scheduled refueling and inspection outage, however, an increased rate of degradation was identified, resulting in removing 1.8% of the tubes from service. The cumulative total of Unit 2's tubes removed from service is now 5.5%, well below the maximum 10% allowed in the steam generator design before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage will be conducted in 1998 for Unit 2. Depending on the results of the current refueling and inspection outage for Unit 3, a mid-cycle inspection outage may also be required in 1998 for that unit.

During the current, scheduled 75-day refueling outage of Unit 3, which began in April 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. Additional inspection and analysis is continuing, and the results will be reviewed with the Nuclear Regulatory Commission in early June 1997. Corrective actions may include removing a limited number of tubes from service by plugging, which could be completed within the scheduled outage. Additional actions could be required which might extend the outage. In the recent inspection of Unit 2's steam generators, the similar tube supports showed no signs of the erosion affecting Unit 3.

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

PART II -            OTHER INFORMATION

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

On May 1, 1996, the parties entered into an agreement for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, a settlement amount has been paid and the parties have entered into mutual general releases, with respect to the period before January 1, 1996. Southern California Edison Company (SCE) intends to seek recovery of this payment through rates. SCE has also agreed, subject to California Public Utilities Commission (CPUC) approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have reserved the right to continue the litigation with respect to the period after December 31, 1995, if CPUC approval is not obtained. On August 8, 1996, the SCE filed its application with the CPUC for approval of the settlement as it pertains to the period after 1995. On December 20, 1996, the Office of Ratepayer Advocates (ORA) filed a protest to the application. In its protest, the ORA requests that the CPUC not grant the application or, in the alternative, that the CPUC conduct hearings on the application. On January 17, 1997, the Company filed a reply to the ORA's request. On February 27, 1997, a prehearing conference was held, at which time SCE's application was set for hearing to commence on April 23, 1997. This hearing date was subsequently vacated by the assigned administrative law judge (ALJ) due to ongoing discussions to resolve issues raised by ORA's protest.

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

Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Shortly thereafter, on April 3, 1997, pursuant to stipulation of the parties, the Kern County case was ordered to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. Trial on the consolidated cases began on March 11, 1997, and is presently in progress. No trial date has been set in the ninth unconsolidated case.

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

San Onofre Nuclear Generating Station Personal Injury Litigation

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and San Diego Gas & Electric (SDG&E), as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District court for the Southern District of California. Plaintiffs alleged that the former employee's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs sought unspecified compensatory and punitive damages. On April 3, 1995, the court granted the defendants' motion to dismiss 14 of the plaintiffs' claims. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the court granted plaintiffs' motion to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. All trial court proceedings have been stayed pending the ruling of the Court of Appeals. The impact to SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs alleged that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on March 19, 1996. The employee's wife died on August 15, 1996. On September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. SCE's motion for summary judgment was denied on April 9, 1997. The trial is scheduled to begin on November 24, 1997.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer denied all material allegations. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. This case is expected to go to trial in early 1998, after completion of the trial in the case described in the preceding paragraph.

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

The Decree provides that a settlement fund of $8.15 million for back pay claims and $3.1 million for emotional distress claims be established, and it contains an expedited claim review process for class members who make claims to the settlement fund. The Decree also provides for improvements in SCE's internal claims resolution process, expansion of career development and skills training programs, expansion of diversity training programs, and improvements in other human resources systems. The Decree has a seven-year term, with the possibility of early termination after five years.

On October 25, 1996, the organization and individuals who sought to intervene and/or object to the Consent Decree served notice of appeal from the court's orders denying intervention and approving the Consent Decree. The Court of Appeals ordered that the appellants file their opening brief by March 12, 1997, and that appellees file any responsive brief by April 11, 1997. Appellants moved for an extension of time to file their opening brief, and Appellees filed a joint motion to dismiss the appeal for lack of prosecution. On April 29, 1997, the Court of Appeals granted Appellees' motion and ordered that the appeal be dismissed.

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

The deadline for filing a response to the complaint has been continued pending the outcome of a motion by plaintiff filed in a related lawsuit seeking to dismiss the City of Los Angeles' complaint therein against the U.S. Forest Service and plaintiff. SCE intends to deny the substantive allegations of the complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At SCE's Annual Meeting of Shareholders on April 17, 1997, shareholders elected eighteen nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

     Name                                                      Number of Votes
     ----                                                  ---------------------------
                                                       For                    Withheld
                                                     -----------            ----------
     Howard P. Allen                                 491,819,188               360,994
     John E. Bryson                                  491,821,042               359,140
     Winston H. Chen                                 491,825,890               354,292
     Stephen E. Frank                                491,825,890               354,292
     Camilla C. Frost                                491,820,202               359,980
     Joan C. Hanley                                  491,824,540               355,642
     Carl F. Huntsinger                              491,823,952               356,230
     Charles D. Miller                               491,823,388               356,794
     Luis G. Nogales                                 491,816,854               363,328
     Ronald L. Olson                                 491,816,290               363,892
     J. J. Pinola                                    491,819,626               360,556
     James M. Rosser                                 491,823,292               356,890
     E. L. Shannon, Jr.                              491,821,318               358,864
     Robert H. Smith                                 491,819,290               360,892
     Thomas C. Sutton                                491,825,290               354,892
     Daniel M. Tellep                                491,821,918               358,264
     James D. Watkins                                491,822,788               357,394
     Edward Zapanta                                  491,825,254               354,928

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

                                             SOUTHERN CALIFORNIA EDISON COMPANY
                                                         (Registrant)



                                             By          R. K. BUSHEY
                                               --------------------------------
                                                         R. K. BUSHEY
                                                 Vice President and Controller



                                             By          K. S. STEWART
                                                ------------------------------
                                                         K. S. STEWART
                                                 Assistant General Counsel and
                                                      Assistant Secretary

May 15, 1997