Form 10-Q
period 1997-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 1997-08-12
CIK 92103

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               June 30, 1997
                                ---------------------------------------
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
   executive offices)                        (Zip Code)

                        626-302-1212
    (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                         Outstanding at August 12, 1997
--------------------------               ------------------------------
Common Stock, no par value                           434,888,104
SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                         Page
                                                          No.
                                                         ----
Part I.  Financial Information:

Item 1.  Consolidated Financial Statements:

Report of Independent Public Accountants                  2

Consolidated Statements of Income--Three, Six and
  Twelve Months Ended June 30, 1997, and 1996             3

Consolidated Balance Sheets--June 30, 1997,
  December 31, 1996, and June 30, 1996                    4

Consolidated Statements of Cash Flows--
  Three, Six and Twelve Months Ended
  June 30, 1997, and 1996                                 6

Consolidated Statements of Retained Earnings--
  Three, Six and Twelve Months Ended
  June 30, 1997, and 1996                                 7

Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of Results
       of Operations and Financial Condition             30

Part II.  Other Information:

Item 1.  Legal Proceedings                               42

Item 6.  Exhibits and Reports on Form 8-K                47

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of June 30, 1997, December 31, 1996, and June 30, 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three-, six- and twelve-month periods ended
June 30, 1997, and 1996.    These  financial  statements  are  the
responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of June 30, 1997, December 31, 1996, and June 30, 1996, and the results of their operations and their cash flows for each of the three-, six- and twelve-month periods ended June 30, 1997, and 1996, in conformity with generally accepted accounting principles.




                                         ARTHUR ANDERSEN LLP
                                         ARTHUR ANDERSEN LLP

Los Angeles, California
August 1, 1997

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                        3 Months Ended            6 Months Ended            12 Months Ended
                                           June 30,                  June 30,                  June 30,
                                   -----------------------   -------------------------   ------------------------
                                      1997          1996         1997         1996          1997          1996
                                   ----------   ----------   ----------     ----------   ----------    ----------

Operating revenue                  $1,843,995   $1,611,276   $3,539,433     $3,371,408   $7,751,407    $7,784,447
                                   ----------   ----------   ----------     ----------   ----------    ----------
Fuel                                  146,190      129,663      290,806        241,354      679,964       588,770
Purchased power                       587,660      560,742    1,216,335      1,088,174    2,834,041     2,633,230
Provisions for regulatory
  adjustment clauses--net              (3,850)    (201,506)     (92,023)      (103,682)    (214,249)       80,607
Other operating expenses              291,605      340,658      532,562        613,285    1,097,592     1,253,684
Maintenance                           116,699       67,030      212,576        150,689      391,258       325,639
Depreciation and decommissioning      311,485      274,549      617,068        516,887    1,163,688     1,001,695
Income taxes                          133,585      133,514      228,881        241,959      565,255       567,177
Property and other taxes               31,344       49,058       70,220        102,565      157,939       198,667
                                   ----------   ----------   ----------     ----------   ----------    ----------
Total operating expenses            1,614,718    1,353,708    3,076,425      2,851,231    6,675,488     6,649,469
                                   ----------   ----------   ----------     ----------   ----------    ----------
Operating income                      229,277      257,568      463,008        520,177    1,075,919     1,134,978
                                   ----------   ----------   ----------     ----------   ----------    ----------
Provision for rate phase-in plan      (11,381)     (18,867)     (22,690)       (47,945)     (59,033)     (112,313)
Allowance for equity funds
  used during construction              1,897        3,066        3,900          7,468       12,012        16,026
Interest and dividend income            9,303        7,431       16,159         17,635       36,384        37,495
Other nonoperating income
  (deductions)--net                     5,849       (8,186)      10,498          4,743        2,132        32,533
                                   ----------   ----------   ----------     ----------   ----------    ----------
Total other income
  (deductions)--net                     5,668      (16,556)       7,867        (18,099)      (8,505)      (26,259)
                                   ----------   ----------   ----------     ----------   ----------    ----------
Income before interest expense        234,945      241,012      470,875        502,078    1,067,414     1,108,719
                                   ----------   ----------   ----------     ----------   ----------    ----------
Interest on long-term debt             90,556       94,158      181,744        191,866      370,691       384,959
Other interest expense                 18,283       17,635       45,774         36,732       82,957        76,242
Allowance for borrowed funds
  used during construction             (2,284)      (1,927)      (4,696)        (4,695)      (9,796)      (11,193)
Capitalized interest                     (735)         (95)      (2,055)          (168)      (3,597)         (749)
                                   ----------   ----------   ----------     ----------   ----------    ----------
Total interest expense--net           105,820      109,771      220,767        223,735      440,255       449,259
                                   ----------   ----------   ----------     ----------   ----------    ----------
Net income                            129,125      131,241      250,108        278,343      627,159       659,460
Dividends on preferred stock            7,372        8,599       15,971         17,197       33,168        34,395
                                   ----------   ----------   ----------     ----------   ----------    ----------
Earnings available for
  common stock                     $  121,753   $  122,642   $  234,137     $  261,146     $593,991    $  625,065
                                   ==========   ==========   ==========     ==========   ==========    ==========












The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                       June 30,     December 31,      June 30,
                                                                         1997           1996            1996
                                                                    --------------  ------------   --------------
ASSETS

Utility plant, at original cost                                      $20,486,816     $20,400,387    $20,120,028
Less--accumulated provision for depreciation
  and decommissioning                                                  9,932,564       9,431,071      8,905,410
                                                                     -----------     -----------    -----------
                                                                      10,554,252      10,969,316     11,214,618
Construction work in progress                                            529,040         556,645        644,791
Nuclear fuel, at amortized cost                                          174,216         176,827        124,621
                                                                     -----------     -----------    -----------
Total utility plant                                                   11,257,508      11,702,788     11,984,030
                                                                     -----------     -----------    -----------

Nonutility property--less accumulated provision
  for depreciation of $23,942, $25,102 and $26,241
  at respective dates                                                     68,054          63,931         88,606
Nuclear decommissioning trusts                                         1,670,747       1,485,525      1,342,500
Other investments                                                        137,882         103,973         84,189
                                                                     -----------     -----------    -----------
Total other property and investments                                   1,876,683       1,653,429      1,515,295
                                                                     -----------     -----------    -----------

Cash and equivalents                                                     239,381         319,942        515,045
Receivables, including unbilled revenue, less
   allowances of $21,833, $26,079 and $22,550 for
   uncollectible accounts at respective dates                            982,010         921,083        654,055
Fuel inventory                                                            63,046          72,480        105,821
Materials and supplies, at average cost                                  151,986         154,266        151,253
Accumulated deferred income taxes--net                                   193,749         240,429        341,224
Prepayments and other current assets                                      17,278         105,137         29,485
                                                                     -----------     -----------    -----------
Total current assets                                                   1,647,450       1,813,337      1,796,883
                                                                     -----------     -----------    -----------

Unamortized debt issuance and reacquisition
   expense                                                               332,627         346,834        362,633
Rate phase-in plan                                                        29,119          50,703         83,709
Unamortized nuclear plant--net                                                 -               -         16,770
Income tax-related deferred charges                                    1,615,930       1,741,091      1,754,879
Other deferred charges                                                   541,918         428,370        319,849
                                                                     -----------     -----------    -----------
Total deferred charges                                                 2,519,594       2,566,998      2,537,840
                                                                     -----------     -----------    -----------
Total assets                                                         $17,301,235     $17,736,552    $17,834,048
                                                                     ===========     ===========    ===========












The accompanying notes are an integral part of these financial statements.
page4

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                       June 30,     December 31,      June 30,
                                                                         1997           1996            1996
                                                                      -----------   ------------     -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
  Common stock (434,888,104 shares outstanding
    at each date)                                                    $ 2,168,054     $ 2,168,054    $ 2,168,054
  Additional paid-in capital and other                                   225,703         210,857        206,677
  Retained earnings                                                    2,554,389       2,665,612      2,680,388
                                                                     -----------     -----------    -----------
                                                                       4,948,146       5,044,523      5,055,119
Preferred stock:
   Not subject to mandatory redemption                                   183,755         283,755        283,755
   Subject to mandatory redemption                                       275,000         275,000        275,000
Long-term debt                                                         4,498,782       4,778,703      5,030,731
                                                                     -----------     -----------    -----------
Total capitalization                                                   9,905,683      10,381,981     10,644,605
                                                                     -----------     -----------    -----------

Other long-term liabilities                                              506,066         423,925        333,907
                                                                     -----------     -----------    -----------

Current portion of long-term debt                                        576,470         501,470        201,375
Short-term debt                                                          145,244         230,149        392,340
Accounts payable                                                         382,952         392,779        336,004
Accrued taxes                                                            650,332         484,688        468,912
Accrued interest                                                          97,525          93,363        101,999
Dividends payable                                                        171,752         108,563        112,320
Regulatory balancing accounts--net                                        86,516         181,488        226,828
Deferred unbilled revenue and other current liabilities                  772,731         825,317        756,491
                                                                     -----------     -----------    -----------
Total current liabilities                                              2,883,522       2,817,817      2,596,269
                                                                     -----------     -----------    -----------

Accumulated deferred income taxes--net                                 3,000,988       3,170,696      3,281,767
Accumulated deferred investment tax credits                              336,966         347,118        358,177
Customer advances and other deferred credits                             668,010         595,015        619,323
                                                                     -----------     -----------    -----------
Total deferred credits                                                 4,005,964       4,112,829      4,259,267
                                                                     -----------     -----------    -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)



Total capitalization and liabilities                                 $17,301,235     $17,736,552    $17,834,048
                                                                     ===========     ===========    ===========












The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                         3 Months Ended           6 Months Ended            12 Months Ended
                                            June 30,                 June 30,                  June 30,
                                      ---------------------     ---------------------    ------------------------
                                        1997         1996         1997         1996         1997          1996
                                      ---------   ---------     ---------   ---------    ----------    ----------
Cash flows from operating activities:
Net income                            $ 129,125   $ 131,241     $ 250,108  $  278,343    $  627,159    $  659,460
Adjustments for non-cash items:
  Depreciation and
    decommissioning                     311,485     274,549       617,068     516,887     1,163,686     1,001,695
  Amortization                           19,817      25,701        31,981      53,589        69,323        99,854
  Rate phase-in plan                     10,894      17,660        21,584      46,005        54,590       105,756
  Deferred income taxes and
    investment tax credits              (51,573)     76,523        (8,019)     44,042        (5,939)     (105,262)
  Other long-term liabilities            54,018     (39,895)       82,141     (10,285)      172,159        (5,110)
  Other--net                            (46,314)      8,315       (67,357)      5,510      (225,899)       54,731
Changes in working capital:
  Receivables                          (149,887)    210,287       (60,927)    257,908      (327,955)      219,287
  Regulatory balancing accounts         (19,989)   (212,526)      (94,972)   (111,039)     (140,312)      113,215
  Fuel inventory, materials
    and supplies                         (2,948)      4,515        11,714       8,463        42,042        32,308
  Prepayments and other
    current assets                       42,516      40,955        87,859      84,804        12,207       (17,565)
  Accrued interest and taxes             82,414    (190,587)      169,806     (65,967)      176,946       (99,994)
  Accounts payable and other
    current liabilities                  40,673      24,522       (62,413)    (32,239)       63,188        14,090
                                      ---------   ---------     ---------   ---------    ----------    ----------
Net cash provided by
  operating activities                  420,231     371,260       978,573   1,076,021     1,681,195     2,072,465
                                      ---------   ---------     ---------   ---------    ----------    ----------

Cash flows from financing activities:
Long-term debt issued                        --         313            --     397,607            --       397,514
Long-term debt repayments                   (50)         --      (200,055)   (406,372)     (198,938)     (612,380)
Preferred stock redemptions            (100,000)         --      (100,000)         --      (100,000)           --
Nuclear fuel financing--net             (13,092)      2,980        (7,061)     (5,457)       40,199         5,488
Short-term debt financing--net           10,418      85,805       (84,905)     32,832      (247,096)     (211,993)
Dividends paid                         (112,525)   (259,509)     (298,142)   (404,011)     (693,725)     (694,128)
                                      ---------   ---------     ---------   ---------    ----------    ----------
Net cash used by
  financing activities                 (215,249)   (170,411)     (690,163)   (385,401)   (1,199,560)   (1,115,499)
                                      ---------   ---------     ---------   ---------    ----------    ----------

Cash flows from investing activities:
Additions to property and plant        (132,239)   (156,553)     (283,646)   (340,922)     (559,151)     (740,832)
Funding of nuclear decommissioning
  trusts                                (46,684)    (36,657)      (74,573)    (72,632)     (150,100)     (150,671)
Unrealized gain in equity
  investments--net                        7,205       7,166        14,448      10,798        18,550        14,692
Other--net                              (17,166)    (26,926)      (25,200)    (34,586)      (66,598)      (44,710)
                                      ---------   ---------     ---------   ---------    ----------    ----------
Net cash used by
  investing activities                 (188,884)   (212,970)     (368,971)   (437,342)     (757,299)     (921,521)
                                      ---------   ---------     ---------   ---------    ----------    ----------
Net increase (decrease) in cash
  and equivalents                        16,098     (12,121)      (80,561)    253,278      (275,664)       35,445
Cash and equivalents, beginning
  of period                             223,283     527,166       319,942     261,767       515,045       479,600
                                      ---------   ---------     ---------   ---------    ----------    ----------
Cash and equivalents, end
  of period                           $ 239,381   $ 515,045     $ 239,381  $  515,045    $  239,381    $  515,045
                                      =========   =========     =========  ==========    ==========    ==========
Cash payments for interest and taxes:
Interest--net of amounts capitalized  $  96,673   $  95,291     $ 176,300  $  171,686    $  351,595    $  377,420
Taxes                                    17,217     153,304        17,472     183,351       379,376       734,785

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                         3 Months Ended           6 Months Ended            12 Months Ended
                                            June 30,                 June 30,                  June 30,
                                     ----------------------    ----------------------    ------------------------
                                        1997         1996         1997        1996          1997         1996
                                    ----------   ----------    ---------- -----------    ----------    ----------

Balance at beginning of period      $2,603,439   $2,737,651    $2,665,612  $2,780,058    $2,680,388    $2,688,402
Net income                             129,125      131,241       250,108     278,343       627,159       659,460
Dividends declared on common
  stock                               (170,803)    (179,888)     (345,360)   (360,799)     (719,989)     (633,062)
Dividends declared on preferred
  stock                                 (7,372)      (8,599)      (15,971)    (17,197)      (33,168)      (34,395)
Reacquired capital stock
  expense                                   --          (17)           --         (17)           (1)          (17)
                                    ----------   ----------    ----------  ----------    ----------    ----------
Balance at end of period            $2,554,389   $2,680,388    $2,554,389  $2,680,388    $2,554,389    $2,680,388
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

Accounting Principles

SCE's accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).

Consolidation Policy

The consolidated financial statements include SCE and its subsidiaries. Intercompany transactions have been eliminated.

Estimates

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

In 1992, SCE discontinued operation of San Onofre Nuclear Generating Station Unit 1, after the CPUC approved a settlement agreement between SCE and the CPUC's Office of Ratepayer Advocates (ORA) to discontinue operation of Unit 1 because operation of the unit was no longer cost-effective. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996, earning an 8.98% rate of return on rate base.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 1994, the CPUC authorized accelerated recovery of SCE's nuclear plant investments by $75 million per year, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

In April 1996, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and
3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return (compared to 9.49% for other assets). Future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures at San Onofre Units 2 and 3 are subject to an incentive pricing plan which allows SCE to receive about 4 cents per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning
January 1, 1998, the incentive pricing plan is expected to become part of the competition transition charge (CTC) mechanism. Beginning in 2004, SCE will be required to share equally with ratepayers the net benefits received from operation of the units.

In January 1997, the CPUC authorized a further acceleration of the recovery of its remaining investment of $1.2 billion in Palo Verde Units 1, 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return (compared to 9.49% for other assets). Future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account is expected to become part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity
factor for a fuel cycle.   Beginning in 2002, SCE will be required to
share equally with ratepayers the net benefits received from operation of Palo Verde.

Reclassifications

Certain prior-period amounts were reclassified to conform to the June 30, 1997, financial statement presentation.

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

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses are recorded in a balancing account and, at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $7 million, $12 million and $24 million for the three, six and twelve months ended June 30, 1997, respectively, and $5 million, $9 million and $23 million for the three, six and twelve months ended June 30, 1996, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 5.3%, 5.3% and 4.9% for the three, six and twelve months ended June 30, 1997, respectively, and 4.3%, 4.0% and 3.8% for the three, six and twelve months ended June 30, 1996.

Note 2.  Regulatory Matters

California Electric Utility Industry Restructuring

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

Rate Reduction Bonds - On May 6, 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. On the same day, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

electricity consumption. With the CPUC's decision expected in September 1997, and subject to the prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

CPUC Restructuring Decision - The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin January 1, 1998. Key elements of the CPUC's restructuring decision include: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of a non-bypassable charge to all customers called the CTC.

Rate-setting - In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process is being addressed at the FERC through a March 1997 filing. (See PX and ISO discussion below.) Hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. On August 1, 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the annual $76 million through market revenue, the CTC mechanism after petitioning the CPUC to modify its prior decisions, or another review process later in the transition period.

PX and ISO - In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made on March 31, 1997, and included SCE's proposed transmission revenue requirement. A FERC decision is expected in late 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998.
The loans are backed by utility guarantees; SCE's share is 45%. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which will be used to build the hardware and software systems for the ISO and PX.

Direct Customer Access - On May 6, 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service. Beginning January 1, 1998, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC on May 6, 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security. SCE is reviewing the potential effect of these decisions on its results of operations and financial condition.

PBR - In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between
transmission and distribution (T&D) and power generation.   With the
CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms.

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. In April 1997, a CPUC interim order determined that the proposed structure for the fossil-fueled plants' local reliability contracts should be determined by the ISO, and therefore would be under the FERC's jurisdiction. A FERC decision is expected by year-end 1997. In June 1997, the CPUC determined that a hydroelectric PBR was no longer critical to the restructuring process and asked SCE to make a compliance filing to determine the revenue requirement necessary for hydroelectric generation operations. It is anticipated that the difference between the CPUC-determined hydroelectric revenue requirement and the market revenue from hydroelectric generation would flow through the CTC mechanism. A final CPUC decision is expected by year-end 1997.

In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil- and gas-fueled generation divestiture was requested for late 1997.

CTC - Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Nuclear Generating Station Units 2 and 3 and Palo Verde Nuclear Generating Station units, (as discussed in Note 1) and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases:
Phase 1 captures the ratemaking issues and Phase 2 the quantification issues. Hearings on Phase 1 were held in December 1996 and a decision was issued on June 11, 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997. A decision on Phase 2 is expected in the fourth quarter of 1997.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).

As previously reported, since November 1996, SCE and the other major California electric utilities have been engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) during April 1997 and a final consensus was reached at the July EITF meeting.

If, as expected, this consensus is formally issued by the EITF, SCE will be required to discontinue application of these regulatory accounting standards immediately for its generation-related operations. The net plant investment related to these operations is approximately $5.0 billion. SCE will not be required to write off any of its generation-related assets, including regulatory assets of approximately $800 million at June 30, 1997. SCE will retain these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed-through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached at the July EITF meeting also permits the recording of new generation-related assets during the transition period that are probable of recovery through the CTC mechanism.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets as a one-time, non-cash charge against earnings. If such a write-off were to be required, SCE believes that it should not affect the recovery of stranded costs provided for in the legislation and restructuring plan.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision, reaffirmed in a March 1997 FERC order, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order.

Canadian Gas Contracts

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA filed several rounds of testimony on this issue. Hearings concluded in February 1997. On July 11, 1997, SCE and the ORA executed an agreement that settles all pending and future issues related to these contracts. The settlement agreement, which was filed on July 16, 1997, is subject to CPUC approval and has been fully reflected in the financial statements. A decision is expected in late 1997.

Note 3.  Financial Instruments

Cash and Equivalents

Cash equivalents include tax-exempt investments ($215 million at June 30, 1997, $261 million at December 31, 1996, and $433 million at June 30,
1996), and time deposits and other investments ($18 million at June 30, 1997, $43 million at December 31, 1996, and $50 million at June 30, 1996) with maturities of three months or less.

Derivative Financial Instruments

SCE's risk management policy allows the use of derivative financial
instruments  to  manage  financial   exposure  on  its  investments  and

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

SCE uses the hedge accounting method to record its derivative financial instruments. Hedge accounting requires an assessment that the transaction reduces risk, that the derivative be designated as a hedge at the inception of the derivative contract, and that the changes in the market value of a hedge move in an inverse direction to the item being hedged. Under hedge accounting, the derivative itself is not recorded on SCE's balance sheet. Mark-to-market accounting would be used if the hedge accounting criteria were not met. Interest rate differentials and amortization of premiums for interest rate caps are recorded as adjustments to interest expense. If the derivatives were terminated before the maturity of the corresponding debt issuance, the realized gain or loss on the transaction would be amortized over the remaining term of the debt.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. For all balance sheet dates presented, SCE had the following derivative financial instruments:

Category                        Contract Amount/Terms            Purpose
--------                        ---------------------            -------
Interest rate swap             $196 million due 2008             fix interest rate at 5.585%

Interest rate cap              $30 million expired               cap interest rate at 6%
                               July 1, 1997, debt due 2027

The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At June 30, 1997, SCE had pledged $16 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by counterparties to these agreements, but does not expect the counterparties to fail to meet their obligations.

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                       June 30,                 December 31,                June 30,
                                         1997                       1996                      1996
                                 --------------------        -------------------       -----------------
                                    Cost       Fair            Cost      Fair            Cost       Fair
Instrument                          Basis      Value           Basis     Value           Basis      Value
----------                        --------    ------        --------    --------         -------    -----
                                                                (In millions)
Financial assets:
Decommissioning trusts             $1,292      $1,671        $1,217     $1,485          $1,142      $1,343
Equity investments                     11          91            11         68              11          61

Financial liabilities:
DOE decommissioning and
  decontamination fees                 54          45            54         45              58          46
Interest rate swap & cap               --          17            --         16              --          12
Long-term debt                      4,499       4,672         4,779      5,001           5,031       5,100
Preferred stock subject to
  mandatory redemption                275         288           275        286             275         277

Financial assets are carried at their fair value based on quoted market prices. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate swap; brokers' quotes for long-term debt, preferred stock and the cap; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains on financial assets were:

                                                               June 30,      December 31,      June 30,
                                                                 1997            1996            1996
                                                              ----------     ------------      --------
                                                                             (In millions)
Decommissioning trusts:
  Municipal bonds                                                 $108            $ 79           $ 58
  Stocks                                                           198             138            103
  U.S. government issues                                            68              39             28
  Short-term and other                                               5              12             12
                                                                  ----            ----           ----
                                                                   379             268            201
Equity investments                                                  80              57             50
                                                                  ----            ----           ----
Total                                                             $459            $325           $251
                                                                  ====            ====           ====

There were no unrealized holding losses on financial assets for all periods presented.

Investments

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following June 30, 1997, are: 1998--$576 million; 1999--$322 million; 2000--$330 million; 2001--$400 million; and 2002--
zero.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of:

                                                           June 30,          December 31,       June 30,
                                                             1997                1996             1996
                                                        --------------       ------------     -------------
                                                                             (In millions)
First and refunding mortgage bonds:
 1997--2026 (5.45% to 8-7/8%)                               $2,525              $2,725             $2,725
Pollution-control bonds:
 1999--2027 (5.4% to 7.2% and variable)                      1,204               1,204              1,205
Funds held by trustees                                          (2)                 (2)                (2)
Debentures and notes:
 1998--2006 (5.6% to 8-1/4%)                                 1,195               1,195              1,195
Subordinated debentures:
 2044 (8-3/8%)                                                 100                 100                100
Commercial paper for nuclear fuel                              105                 112                 65
Long-term debt due within one year                            (576)               (501)              (201)
Unamortized debt discount--net                                 (52)                (54)               (56)
                                                            ------              ------             ------
Total                                                       $4,499              $4,779             $5,031
                                                            ======              ======             ======

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At June 30, 1997, available lines totaled $1.8 billion, with $1.3 billion for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at June 30, 1997, December 31, 1996, and June 30, 1996, was $251 million, $345 million and $460 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.7%, 5.5% and 5.4%, at June 30, 1997, December 31, 1996, and June 30, 1996, respectively.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1997, SCE had the capacity to pay $512 million in additional dividends and continue to maintain its authorized capital structure.

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

Preferred stock redemption requirements for the five twelve-month periods following June 30, 1997, are: 1998 through 2001--zero and 2002--$105 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cumulative preferred stock consisted of:

                                              June 30, 1997
                                       ---------------------------
                                         Shares        Redemption     June 30,     December 31,     June 30,
                                       Outstanding        Price         1997           1996           1996
                                      ------------     ----------    ------------  ------------   -------------
                                                                                  (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                            1,000,000         $25.50         $25           $ 25           $ 25
4.24                                    1,200,000          25.80          30             30             30
4.32                                    1,653,429          28.75          41             41             41
4.78                                    1,296,769          25.80          33             33             33
5.80                                    2,200,000          25.25          55             55             55
7.36                                            -              -           -            100            100
                                                                        ----           ----           ----
Total                                                                   $184           $284           $284
                                                                        ====           ====           ====

Subject to mandatory redemption:
$100 Par value:
6.05% Series                              750,000        $100.00        $ 75           $ 75           $ 75
6.45                                    1,000,000         100.00         100            100            100
7.23                                    1,000,000         100.00         100            100            100
                                                                        ----           ----           ----
Total                                                                   $275           $275           $275
                                                                        ====           ====           ====

In the second quarter of 1997, 4,000,000 shares of Series 7.36% preferred stock were redeemed. There were no other preferred stock issuances or redemptions for the periods presented.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                               June 30,        December 31,      June 30,
                                                                 1997              1996            1996
                                                             -------------     ------------    -------------
                                                                               (In millions)
Deferred tax assets:
Property-related                                                $  238            $  247           $  256
Investment tax credits                                             198               206              213
Regulatory balancing accounts                                      123               205              148
Decommissioning-related                                            107               208               84
Other                                                              533               429              516
                                                                ------            ------           ------
Total                                                            1,199             1,295            1,217
                                                                ------            ------           ------
Deferred tax liabilities:
Property-related                                                 3,396             3,550            3,630
Other                                                              610               676              528
                                                                ------            ------           ------
Total                                                            4,006             4,226            4,158
                                                                ------            ------           ------

Accumulated deferred income taxes--net                          $2,807            $2,931           $2,941
                                                                ======            ======           ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                    $3,001            $3,171           $3,282
Included in current assets                                         194               240              341

The current and deferred components of income tax expense were:

                                                 3 Months Ended       6 Months Ended       12 Months Ended
                                                    June 30,               June 30,            June 30,
                                                -----------------      ----------------    ----------------
                                                  1997      1996        1997      1996      1997        1996
                                                  ----      -----       ----      ----      ----        ----
                                                                       (In millions)
Current:
Federal                                          $151        $ 30       $176      $120      $441       $476
State                                              36          11         55        52       132        154
                                                 ----        ----       ----      ----      ----       ----
                                                  187          41        231       172       573        630
                                                 ----        ----       ----      ----      ----       ----
Deferred--federal and state:
Accrued charges                                   (11)        (21)       (13)      (22)       (5)       (17)
Depreciation                                      (11)          2        (23)       (5)      (33)         4
Investment and energy tax credits--net             (5)         (6)       (10)      (13)      (21)       (25)
Pension reserves                                   (1)          -         (2)        -        49          -
Rate phase-in plan                                 (4)         (7)       (10)      (18)      (22)       (43)
Regulatory balancing accounts                      11          83         37        34        37        (55)
Retirement of debt                                 (3)         (3)        (5)       (6)      (11)       (11)
State tax--privilege year                         (12)         (3)        15        36         -          4
Unbilled revenue                                  (16)         46         (8)       48       (56)        63
Workforce management                                -         (21)         -       (19)        -        (25)
Other                                              (9)          2          1         2         5        (11)
                                                -----       -----      -----     -----     -----      -----
                                                  (61)         72        (18)       37       (57)      (116)
                                                -----       -----      -----     -----     -----      -----
Total income tax expense                         $126       $ 113      $ 213     $ 209     $ 516     $  514
                                                =====       =====      =====     =====     =====      =====
Classification of income taxes:
Included in operating income                     $134       $ 134      $ 229     $ 242     $ 565     $  567
Included in other income                           (8)        (21)       (16)      (33)      (49)       (53)

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO FINANCIAL STATEMENTS

The composite federal and state statutory income tax rate was 40.551%, 40.551% and 40.798% for the three, six and twelve months ended June 30, 1997, respectively, and 41.045% for the three, six and twelve months ended June 30, 1996.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                                 3 Months Ended       6 Months Ended       12 Months Ended
                                                    June 30,             June 30,             June 30,
                                                 ---------------      ---------------      ---------------
                                                 1997       1996      1997       1996      1997      1996
                                                 ----       ----      ----       ----      ----      ----

Federal statutory rate                           35.0%      35.0%     35.0%      35.0%     35.0%     35.0%
Capitalized software                             (0.7)      (0.7)     (0.8)      (0.7)     (0.8)     (0.7)
Depreciation and other                            9.8        6.8       6.4        4.0       5.5       4.6
Investment and energy tax credits                (2.0)      (2.6)     (2.2)      (2.6)     (1.9)     (2.2)
State tax--net of federal deduction               7.3        7.7       7.6        7.2       7.3       7.1
                                                -----      -----     -----      -----     -----     -----
Effective tax rate                               49.4%     46.2%      46.0%      42.9%     45.1%     43.8%
                                                =====      =====     =====      =====     =====     =====

Note 6.     Employee Compensation and Benefit Plans

Stock Option Plans

Under its Long-Term Incentive Compensation Plan, SCE participates in the use of 8.2 million shares of parent company common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 3.9 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO FINANCIAL STATEMENTS

retirement, death or permanent and total disability, options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination. All unvested options are forfeited on the date of termination.

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $8 million, $15 million and $21 million for the three, six and twelve months ended June 30, 1997, respectively, and $1 million, $1 million, and $3 million for the three, six and twelve months ended June 30, 1996, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $123 million, $236 million and $598 million for the three, six and twelve months ended June 30, 1997, respectively, and $138 million, $261 million and $624 million for the three, six and twelve months ended June 30, 1996, respectively.

The weighted-average fair value of options granted during the twelve months ended June 30, 1997, and June 30, 1996, was $7.66 per share option and $6.27 per share option, respectively. The weighted-average remaining life of options outstanding as of June 30, 1997, December 31, 1996, and June 30, 1996, was seven years at each date.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                                              12 Months Ended
                                                                                  June 30,
                                                                      -------------------------------
                                                                           1997             1996
                                                                      --------------   --------------

Expected life                                                              7 years           7 years
Risk-free interest rate                                                  6.5% - 6.8%          5.5%
Expected volatility                                                          17%               17%

The recognition of dividend equivalents results in no dividends assumed for purposes of fair-value determination. The application of fair-value accounting to calculate the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan's funded status was:

                                                            June 30,        December 31,       June 30,
                                                              1997              1996             1996
                                                         --------------     -------------    --------------
                                                                            (In millions)

Actuarial present value of benefit obligation:
Vested benefits                                              $1,530            $1,670             $2,071
Nonvested benefits                                               76                71                 70
                                                             ------            ------             ------
Accumulated benefit obligation                                1,606             1,741              2,141
Value of projected future compensation levels                   282               261                300
                                                             ------            ------             ------
Projected benefit obligation                                 $1,888            $2,002             $2,441
                                                             ======            ======             ======

Fair value of plan assets                                    $2,221            $2,165             $2,782
                                                             ======            ======             ======

Projected benefit obligation less
  than plan assets                                           $ (333)           $ (163)            $ (341)
Unrecognized net gain                                           454               300                464
Unrecognized prior service cost                                (191)             (199)              (126)
Unrecognized net obligation (17-year amortization)              (41)              (43)               (46)
                                                             ------            ------             ------
Pension liability (asset)                                    $ (111)           $ (105)            $  (49)
                                                             ======            ======             ======

Discount rate                                                  7.75%             7.75%               8.5%
Rate of increase in future compensation                         5.0%              5.0%               5.0%
Expected long-term rate of return on assets                     8.0%              8.0%               8.0%

SCE recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                                                 3 Months Ended       6 Months Ended       12 Months Ended
                                                    June 30,             June 30,             June 30,
                                                 ---------------      ---------------      ----------------
                                                 1997       1996      1997       1996      1997        1996
                                                 ----       ----      ----       ----      ----        ----
Service cost for benefits earned                 $ 11       $ 16      $ 22       $ 33      $ 38        $ 62
Interest cost projected benefit obligation         35         44        70         87       161         166
Actual return on plan assets                     (210)       (52)     (232)      (153)     (422)       (410)
Net amortization and deferral                     174          2       160         52       253         215
                                                 ----       ----      ----       ----      ----        ----
Pension expense under accounting standards         10         10        20         19        30          33
Special termination benefits                        -          -         -          -         -           3
Regulatory adjustment--deferred                     3          4         6          9        19          20
                                                 ----       ----      ----       ----      ----        ----
Net pension expense recognized                     13         14        26         28        49          56
Settlement gain                                     -        (78)        -        (78)      (43)        (78)
                                                 ----       ----      ----       ----      ----        ----
Total expense (gain)                             $ 13       $(64)     $ 26       $(50)     $  6        $(22)
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

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

The funded status of these benefits is reconciled to the recorded liability below:

                                                         June 30,          December 31,       June 30,
                                                           1997                1996             1996
                                                       -------------       -------------    -------------
                                                                           (In millions)
Actuarial present value of benefit obligation:
Retirees                                                $  932               $  928            $  573
Employees eligible to retire                                36                   35                47
Other employees                                            416                  386               408
                                                        ------               ------             -----
Accumulated benefit obligation                          $1,384               $1,349            $1,028
                                                        ======               ======            ======

Fair value of plan assets                               $  668               $  617            $  515
                                                        ======               ======            ======
Plan assets less than accumulated benefit
 obligation                                             $  716               $  732            $  513
Unrecognized transition obligation (20-year
  amortization)                                           (417)                (430)             (443)
Unrecognized net gain (loss)                              (228)                (231)              (20)
                                                        ------               ------            ------
Recorded liability                                      $   71              $    71            $   50
                                                        ======               ======            ======
Discount rate                                             7.75%                7.75%              8.5%
Expected long-term rate of return on assets                8.5%                 8.5%              8.5%

The components of postretirement benefits other than pensions expense were:

                                                 3 Months Ended       6 Months Ended       12 Months Ended
                                                    June 30,             June 30,             June 30,
                                                 ---------------      ---------------      ----------------
                                                 1997       1996      1997       1996      1997        1996
                                                 ----       ----      ----       ----      ----        ----
                                                                       (In millions)

Service cost for benefits earned                 $  7       $  9      $ 15       $ 19      $ 27        $ 37
Interest cost on benefit obligation                25         19        51         39       102          79
Actual return on plan assets                      (13)        (9)      (26)       (19)      (51)        (33)
Amortization of loss                                2          2         3          4         6           5
Amortization of transition obligation               7          7        13         13        27          23
                                                 ----       ----      ----       ----      ----        ----
Net expense                                        28         28        56         56       111         111
Special termination expense                         -         49         -         49        23          49
                                                 ----       ----      ----       ----      ----        ----
Total expense                                    $ 28       $ 77      $ 56       $105      $134        $160
                                                 ====       ====      ====       ====      ====        ====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1997, gradually decreasing to 5% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of June 30, 1997, by $206 million and annual aggregate service and interest costs by $24 million.

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $4 million, $7 million and $22 million for the three, six and twelve months ended June 30, 1997, respectively, and $5 million, $10 million and $19 million for the three, six and twelve months ended June 30, 1996, respectively.

Note 7.  Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of June 30, 1997, was:

                                                   Plant in      Accumulated         Under       Ownership
                                                    Service     Depreciation     Construction    Interest
                                                   --------     ------------     ------------    ---------
                                                                (In millions)
Transmission systems:
  Eldorado                                          $    30         $    9             $ 1            60%
  Pacific Intertie                                      230             74              11            50
Generating stations:
  Four Corners Units 4 and 5 (coal)                     457            241               3            48
  Mohave (coal)                                         301            143               8            56
  Palo Verde (nuclear)                                1,598            544               7            16
  San Onofre (nuclear)                                4,199          2,033              24            75
                                                     ------         ------             ---
Total                                                $6,815         $3,044             $54
                                                     ======         ======             ===

Note 8.     Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at June 30, 1997, were:

Year ended December 31,                                                                (In millions)
1997                                                                                       $10
1998                                                                                        17
1999                                                                                        13
2000                                                                                        11
2001                                                                                         7
Thereafter                                                                                   9
                                                                                           ---
Total                                                                                      $67
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

Decommissioning costs, which are accrued and recovered through customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense. Decommissioning expense was $39 million, $75 million and $150 million for the three, six and twelve months ended June 30, 1997, respectively, and $36 million, $73 million and $151 million for the three, six and twelve months ended June 30, 1996, respectively. The accumulated provision for decommissioning was $1.0 billion at June 30, 1997, $949 million at December 31, 1996, and $884 million at June 30, 1996. The estimated costs to decommission San Onofre Unit 1 ($280 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                          Maturity          June 30,         December 31,       June 30,
                                            Dates             1997              1996              1996
                                         ----------       -------------    ---------------   -------------
                                                                            (In millions)
Municipal bonds                           1999-2023          $  439           $  400            $  366
Stocks                                        --                544              549               525
U.S. government issues                    1998-2024             300              212               180
Short-term and other                      1997-2024               9               56                71
                                                             ------           ------            ------
Total                                                        $1,292           $1,217            $1,142
                                                             ======           ======            ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $14 million, $25 million and $50 million for the three, six and twelve months ended June 30, 1997, respectively, and $11 million, $23 million and $51 million for the three, six and twelve months ended June 30, 1996, respectively. Proceeds from sales of securities (which are reinvested) were $114 million, $261 million and $628 million for the three, six and twelve months ended June 30, 1997, respectively, and $219 million, $587 million and $1.1 billion for the three, six and twelve months ended June 30, 1996, respectively. Approximately 89% of the trust fund contributions were tax-deductible.

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

Certain commitments for the years 1997 through 2001 are estimated below:

                                                              1997     1998     1999     2000      2001
                                                             ------   ------   ------   ------    ------
                                                                            (In millions)
Projected construction expenditures                            $852     $910     $757     $730      $712
Fuel supply contracts                                           207      160      148      167       153
Purchased-power capacity payments                               699      702      704      705       699
Unconditional purchase obligations                                9       10       10       10        10

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached an agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites incorporating particular wetlands and the construction
of an artificial kelp reef off the California coast.   After SCE requested
certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediation required at these two sites. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Rate recovery of these costs is occurring through the San Onofre incentive pricing plan discussed in
Note 1.

SCE's recorded estimated minimum liability to remediate its 55 identified sites is $186 million, which includes $75 million for the two sites discussed above. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $245 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $99 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $160 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve months ended June 30, 1997, were $8 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $33 million per year. Insurance premiums are charged to operating expense.

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

RESULTS OF OPERATIONS

Earnings

Southern California Edison's (SCE) earnings for the three, six and twelve months ended June 30, 1997, were $122 million, $234 million and $594 million, respectively, compared with $123 million, $261 million and $625 million for the same periods in 1996. Second quarter and year-to-date June 30, 1996, earnings include $32 million in special charges for workforce adjustment expenses. For the twelve months ended June 30, 1997, non-recurring items were a $14 million net gain for workforce adjustments/reserves, compared with a $37 million charge for workforce adjustments in the year-earlier period. Before one-time items, SCE's earnings for the three, six and twelve months ended June 30, 1997, were $122 million, $234 million and $580 million, respectively, down $33 million, $59 million and $82 million from the year-earlier periods, primarily due to the impact of the extended refueling outages at the San Onofre Nuclear Generating Station and the lower return on nuclear units (see discussion in Regulatory Matters). The quarterly and year-to-date decreases were partially offset by a reduction in costs from operations and an increase in electricity sales.

Operating Revenue

Operating revenue increased 14% and 5% for the three and six months ended June 30, 1997, respectively, compared with the same periods in 1996, due to a higher volume of sales to all customer groups relative to the same periods last year. The higher volume is also attributable to an increase in the number of customers over the prior year and increased demand for electricity due to unseasonably warm weather during the month of May, 1997. For the twelve months ended June 30, 1997, operating revenue decreased slightly when compared to the year-earlier period, as increased sales volume was more than offset by lower average rates. Average rates fell approximately 4% when compared to the year-earlier period. The lower rates are attributable to the California Public Utilities Commission's
(CPUC) decision effective April 1996 which lowered SCE's 1996 authorized revenue by $338 million, or 4.4%. Rates in 1997 are unchanged from April 1996. Over 98% of operating revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

In March 1995, SCE announced a five-year goal to reduce system average rates by 25% on an inflation-adjusted basis (from 10.7 cemts per kilowatt-hour to below 10 cents per kilowatt-hour). In February 1996, the CPUC approved a system-wide rate reduction which lowered the average price per kilowatt-hour from 10.7 cents to 10.1 cents, effective June 1996. Legislation enacted in September 1996 provides for, among other things, at least a 10% rate reduction (financed through the issuance of rate reduction bonds) for residential and small commercial customers beginning in 1998 (see discussion in Competitive Environment).

Operating Expenses

Fuel expense increased 13%, 21% and 16%, respectively, for the three, six and twelve months ended June 30, 1997. The increases are due to higher gas prices and the extended refueling outages at San Onofre. San Onofre Unit 2 was shut down during the entire first quarter of 1997 and Unit 3 was shut down 80 days of the second quarter, thus resulting in an overall increase in gas-powered generation for all periods presented. There were no comparable outages in 1996.

Purchased-power expense increased slightly during the quarter and increased 12% and 8%, respectively, for the six- and twelve-month periods ended June 30, 1997. The increase is due to an increase in purchases in the open market particularly in the Southwest and increases in power purchased under federally-mandated contracts. SCE is required under federal law to purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. For the twelve months ended June 30, 1997, SCE paid about $1.6 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses increased substantially for the three months ended June 30, 1997, compared to the year-earlier period. The quarterly increase is primarily due to the effect of the 1996 CPUC-ordered $237 million refund to customers for energy cost balancing account overcollections of which $179 million was paid in the second quarter of 1996. There was no comparable refund paid in 1997. The quarterly increase is also attributable to the San Onofre Units 2 and 3 refueling outages. Undercollections in the second quarter of 1996 at San Onofre (the San Onofre units operated at higher capacities than estimated) were partially offset by overcollections in the second quarter of 1997 due to decreased nuclear generation as a result of the outages at Units 2 and 3. Another contribution to the quarterly increase is overcollections due to the accelerated recovery of SCE's remaining investment at San Onofre. For the six months ended June 30, 1997, the provisions increased 11%, compared with the same period in 1996. The year-to-date increase is primarily due to overcollections related to: the San Onofre second quarter factors discussed above; actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized estimates; and the effect of the 1996 CPUC-ordered refund, also discussed above. However, these overcollections were almost completely offset by actual energy costs exceeding CPUC-authorized fuel and purchased-power cost estimates. For the twelve months ended June 30, 1997, the provision decreased due to actual energy costs exceeding CPUC-authorized fuel and purchased-power cost estimates, partially offset by the effects of the CPUC-ordered refund in 1996 and overcollections related to actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized estimates.

Other operating expenses decreased 14%, 13% and 13%, respectively, for the three, six and twelve months ended June 30, 1997, compared with the year-earlier periods, due to reduced payroll costs resulting from workforce reductions associated with SCE's voluntary retirement program in 1996, partially offset by a reallocation of payroll taxes.

Maintenance expense increased substantially in all periods presented compared with the year-earlier periods, due to scheduled refueling outages at the San Onofre units and increased maintenance costs for electric plant assets. There were no comparable outages for the nuclear units during the same periods in 1996.

Depreciation and decommissioning expense increased 14%, 19% and 16%, respectively, for the three-, six- and twelve-month periods ended June 30, 1997, due to increases in plant assets and the accelerated recovery of the San Onofre Units 2 and 3 effective April 1996 and the accelerated recovery of the Palo Verde Nuclear Generating Station units effective January 1997.

Property and other taxes decreased 36%, 32% and 21%, respectively, for the three-, six- and twelve-month periods ended June 30, 1997, due to changes in SCE's internal payroll tax allocation methods in 1997 from 1996.

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

Other nonoperating income increased for the three and six months ended June 30, 1997, compared to the same periods in 1996, primarily due to prior year accruals for regulatory expenses and other operating reserves established in 1996. For the twelve months ended June 30, 1997, other nonoperating income decreased due to increases in operating reserves in the third and fourth quarter of 1996.

Interest Expense

Other interest expense increased for the six and twelve months ended June 30, 1997, compared to the same periods in 1996, due to balancing account overcollections.

FINANCIAL CONDITION

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.3 billion of its outstanding shares of common stock. Edison International has repurchased 52.2 million shares ($1.1 billion) between January 1995 and August 1, 1997, funded by dividends from its subsidiaries and its lines of credit. As excess cash becomes available, SCE intends to pay cash dividends to Edison International, while maintaining its CPUC-authorized capital structure.

SCE's cash flow coverage of dividends for the three and six months ended June 30, 1997, was 3.7 times and 3.3 times, respectively, compared to 1.4 times and 2.7 times for the year-earlier periods as the aggregate amount of dividends paid decreased as a result of the ongoing share repurchase program. For the twelve months ended June 30, 1997, the coverage ratio decreased to 2.4 times from 3.0 due to reductions in the issuance of long-term debt.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $420 million, $979 million and $1.7 billion, respectively, for the three, six and twelve months ended June 30, 1997, compared with $371 million, $1.1 billion and $2.1 billion for the same periods in 1996. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of June 30, 1997, SCE could issue approximately $8.7 billion of additional first and refunding mortgage bonds and $4.7 billion of preferred stock at current interest and dividend rates.

At June 30, 1997, SCE had available lines of credit of $1.8 billion, with $1.3 billion for general purpose, short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1997, SCE had the capacity to pay $512 million in additional dividends and continue to maintain its authorized capital structure.

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

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are:
1997--$852 million; 1998--$910 million; 1999--$757 million; 2000--$730 million; and 2001--$712 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 1997, are: 1998--$576 million; 1999--$322 million; 2000--$330 million; 2001--$400 million; and 2002--
zero.

Preferred stock redemption requirements for the five twelve-month periods following June 30, 1997, are: 1998 through 2001--zero and 2002--$105 million.

REGULATORY MATTERS

SCE's 1997 CPUC-authorized rates are unchanged from 1996 levels due to the recently enacted legislation which requires that rates remain frozen at the June 10, 1996, level (system average of 10.1 cents per kilowatt-hour). See further discussion in Competitive Environment.

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

In May 1994, SCE filed its testimony in the non-Qualifying Facilities phase of the 1994 Energy Cost Adjustment Clause proceeding. In May 1995, the CPUC's Office of Ratepayer Advocates (ORA) filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommends a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requests that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In October 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances have been consolidated into one proceeding. SCE and the ORA filed several rounds of testimony on this issue. Hearings concluded in February 1997. On July 11, 1997, SCE and the ORA executed an agreement that settles all pending and future issues related to these contracts. The settlement agreement, which was filed on July 16, 1997, is subject to CPUC approval and has been fully reflected in the financial statements. A decision is expected in late 1997.

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

California Electric Utility Industry Restructuring

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement based on cost-of-service regulation during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable competition transition charge (CTC) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses for utility workers.

Rate Reduction Bonds - On May 6, 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to

$3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. On the same day, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on electricity consumption. With the CPUC's decision expected in September 1997, and subject to the prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

CPUC Restructuring Decision - The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin January 1, 1998. Key elements of the CPUC's restructuring decision include: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of a non-bypassable charge to all customers called the CTC.

Rate-setting - In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process is being addressed at the FERC through a March 1997 filing. (See PX and ISO discussion below.) Hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. On August 1, 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the annual $76 million through various market revenue, the CTC mechanism after petitioning the CPUC to modify its prior decisions, or another review process later in the transition period.

PX and ISO - In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made on March 31, 1997, and included SCE's proposed transmission revenue requirement. A FERC decision is expected in late 1997. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998.
The loans are backed by utility guarantees; SCE's share is 45%. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which will be used to build the hardware and software systems for the ISO and PX.

Direct Customer Access - On May 6, 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service.

Beginning January 1, 1998, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC on May 6, 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security. SCE is reviewing the potential effect of these decisions on its results of operations and financial condition.

PBR - In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between
transmission and distribution (T&D) and power generation.   With the
CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms.

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. In April 1997, a CPUC interim order determined that the proposed structure for the fossil-fueled plants' local reliability contracts should be determined by the ISO, and therefore would be under the FERC's jurisdiction. A FERC decision is expected by year-end 1997. In June 1997, the CPUC determined that a hydroelectric PBR was no longer critical to the restructuring process and asked SCE to make a compliance filing to determine the revenue requirement necessary for hydroelectric generation operations. It is anticipated that the difference between the CPUC-determined hydroelectric revenue requirement and the market revenue from hydroelectric generation would flow through the CTC mechanism. A final CPUC decision is expected by year-end 1997.

In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC decision, beginning in 1998, the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all of its oil- and gas-fueled generation assets. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the recent restructuring legislation. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. CPUC approval of the oil- and gas-fueled generation divestiture was requested for late 1997.

CTC - Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed-through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre and Palo Verde (as discussed in Note 1 to Consolidated Financial Statements) and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases: Phase 1 captures the ratemaking issues and Phase 2 the quantification issues. Hearings on Phase 1 were held in December 1996 and a decision was issued on June 11, 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997. A decision on Phase
2 is expected in the fourth quarter of 1997.

Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).

As previously reported, since November 1996, SCE and the other major California electric utilities have been engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) during April 1997 and a final consensus was reached at the July EITF meeting.

If, as expected, this consensus is formally issued by the EITF, SCE will be required to discontinue application of these regulatory accounting standards immediately for its generation-related operations. The net plant investment related to these operations is approximately $5.0 billion. SCE will not be required to write off any of its generation-related assets, including regulatory assets of approximately $800 million at June 30, 1997. SCE will retain these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed-through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached at the July EITF meeting also permits the recording of new generation-related assets during the transition period that are probable of recovery through the CTC mechanism.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets as a one-time, non-cash charge against earnings. If such a write-off were to be required, SCE believes that it should not affect the recovery of stranded costs provided for in the legislation and restructuring plan.

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded cost recovery and open access transmission, effective July 1996. The decision, reaffirmed in a March 1997 FERC order, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order.

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

In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites incorporating particular wetlands and the construction of an artificial kelp reef off the California coast. After SCE requested certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediation required at these two sites. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Rate recovery of these costs is occurring through the San Onofre incentive pricing plan discussed in
Note 1 to the Consolidated Financial Statements.

SCE's recorded estimated minimum liability to remediate its 55 identified sites is $186 million, which includes $75 million for the two sites discussed above. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 43% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $245 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $99 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $160 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve-month period ended June 30, 1997, were $8 million.

Based on currently available information, SCE believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental cleanup costs, SCE believes that costs ultimately recorded will not materially affect its results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

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

SAN ONOFRE STEAM GENERATOR TUBES

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage, which was completed in Spring 1997, an increased rate of tube degradation was identified, resulting in removing 1.8% of the tubes from service. The cumulative total of Unit 2's tubes removed from service is now 5.5%, well below the maximum 10% allowed in the steam generator design before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage will be conducted in 1998 for Unit 2.

During Unit 3's refueling outage, which was completed in July 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. As a result, a mid-cycle outage is planned for 1998. However, during Unit 2's Spring 1997 inspection outage, similar tube supports showed no sign of such erosion.

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

PART II -             OTHER INFORMATION

Item 1.  Legal Proceedings

Qualifying Facilities (QF) Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against Southern California Edison Company (SCE) in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P. and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy (a subsidiary of Edison International) at the time of filing. In April 1996, Edison Mission Energy's 50% share in these projects was sold to CalEnergy. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs allege in the fourth amended complaint that past underpayments have totaled at least $21 million. In other court filings, plaintiffs contend that additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60 million. Plaintiffs also seek unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition. After SCE's motion to strike portions of the fourth amended complaint was denied, SCE filed an answer to the fourth amended complaint which denies its material allegations.

On May 1, 1996, the parties entered into an agreement for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, a settlement amount has been paid and the parties have entered into mutual general releases, with respect to the period before January 1, 1996. SCE intends to seek recovery of this payment through rates. SCE has also agreed, subject to California Public Utilities Commission (CPUC) approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have reserved the right to continue the litigation with respect to the period after December 31, 1995, if CPUC approval is not obtained. On August 8, 1996, SCE filed its application with the CPUC for approval of the settlement as it pertains to the period after 1995.
On December 20, 1996, the CPUC's Office of Ratepayer Advocates (ORA) filed a protest to the application. In its protest, the ORA requests that the CPUC not grant the application or, in the alternative, that the CPUC conduct hearings on the application. On January 17, 1997, SCE filed a reply to the ORA's request. On February 27, 1997, a prehearing conference was held, at which time SCE's application was set for hearing to start on April 23, 1997. This hearing date was subsequently vacated by the assigned administrative law judge due to ongoing discussions to resolve issues raised by ORA's protest. As a result of those discussions, SCE and the ORA entered into a stipulation and agreement (Stipulation) effective July 11, 1997. In the Stipulation, the ORA agrees to withdraw its protest and support SCE's application in return for SCE's agreement that the cost recovery issues presented in the application may be transferred for a decision in SCE's 1992 Energy Cost Adjustment Clause (ECAC) proceeding, where related issues are currently pending. The Stipulation further provides for SCE and the ORA to file a joint motion for approval of the Stipulation, which SCE expects to file in August 1997. In light of the Stipulation, plaintiffs and SCE have entered into two amendments to the May 1, 1996, settlement agreement. The first amendment provides for the post-1995 portion of the settlement to become effective through 1997 upon CPUC approval consistent with the Stipulation. The second amendment provides for plaintiffs to dismiss the lawsuit without prejudice pending final CPUC resolution of the issues raised by SCE's application. Accordingly, the application remains pending but without a hearing date.

Wind Generators' Litigation

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the
eight  lawsuits.   On  March 1, 1995,  the court in the  lead  Los Angeles
Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Shortly thereafter, on April 3, 1997, pursuant to stipulation of the parties, the Kern County case was ordered to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. Trial of the consolidated cases, beginning with the lead case, commenced on March 10, 1997. The consolidated cases are to be tried one after another in bifurcated fashion, with the liability phase of each and all of the cases to be tried before commencement of the damages phase, if applicable. Testimony and arguments in the liability phase of the lead case concluded on May 20, 1997, and is currently under submission. No trial date has been set for the single case not consolidated for trial with the others.

Electric and Magnetic Fields (EMF) Litigation

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

A second lawsuit was filed in Orange County Superior Court and served on SCE in January 1995. This lawsuit arises out of the same fact situation as the June 1994 lawsuit described above and involves the same defendants. There are four named plaintiffs, two of whom were formerly employed by Grubb & Ellis and now allegedly have various forms of cancer. The other two plaintiffs are the spouses of those two individuals. No specific damage amounts are alleged in the complaint, but supplemental documentation prepared by the plaintiffs indicates that plaintiffs will allege compensatory damages of approximately $13.5 million, plus unspecified punitive damages. On April 18, 1995, Grubb & Ellis filed a cross-complaint against the other co-defendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. Although stayed for a time pending appellate review of sanctions imposed against plaintiffs' attorneys by the trial court, the case has been remanded back to the trial court following the Court of Appeal's decision modifying the sanctions order. To date, no further proceedings have been scheduled.

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

San Onofre Nuclear Generating Station Personal Injury Litigation

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and San Diego Gas & Electric (SDG&E), as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District court for the Southern District of California. Plaintiffs alleged that the former employee's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs sought unspecified compensatory and punitive damages. On April 3, 1995, the court granted the defendants' motion to dismiss 14 of the plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the court granted plaintiffs' motion to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. All trial court proceedings have been stayed pending the ruling of the Court of Appeals. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs allege that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on March 19, 1996. The employee's wife died on August 15, 1996. On September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. SCE's motion for summary judgment was denied on April 9, 1997. The trial in this case is scheduled to begin on November 24, 1997.

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

On October 25, 1996, the organization and individuals who sought to intervene and/or object to the Consent Decree served notice of appeal from the court's orders denying intervention and approving the Consent Decree. The Court of Appeals ordered that the appellants file their opening brief by March 12, 1997, and that appellees file any responsive brief by April 11, 1997. Appellants moved for an extension of time to file their opening brief, and Appellees filed a joint motion to dismiss the appeal for lack of prosecution. On April 29, 1997, the motion was granted, and the appeal was dismissed.

Oil Pipeline Litigation

On November 1, 1996, plaintiff, a crude oil pipeline company, filed a lawsuit against SCE and the City of Los Angeles (the City) in the United States District Court for the Central District of California claiming that SCE and the City had interfered with its attempt to construct a proposed 132-mile oil pipeline (Pacific Pipeline) designed to transport oil from the San Joaquin Valley and Santa Barbara to the Los Angeles refineries.

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

On June 30, 1997, SCE filed an answer to the complaint denying the substantive allegations and raising appropriate defenses.

Environmental Settlement

In July 1997, SCE reached a settlement with the San Bernardino County Fire Department of alleged violations of environmental laws and regulations in connection with the 1995 decommissioning of acid and caustic tanks at one of its sites. The settlement calls for SCE to pay $150,000 in penalties and $7,832 in costs, for a total payment to the San Bernardino County Fire Department of $157,832.


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

                                      SOUTHERN CALIFORNIA EDISON COMPANY
                                                  (Registrant)



                                      By         R. K. BUSHEY
                                         ---------------------------------
                                                 R. K. BUSHEY
                                            Vice President and Controller



                                       By        K. S. STEWART
                                          ---------------------------------
                                                 K. S. STEWART
                                             Assistant General Counsel and
                                                  Assistant Secretary

August 12, 1997