Form 10-Q
period 1997-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 1997-11-13
CIK 92103

PAGE

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               September 30, 1997
                                ---------------------------------------
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
Yes  x   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                      Outstanding at November 6, 1997
--------------------------            --------------------------------
Common Stock, no par value                           434,888,104
PAGE

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                      Page
                                                                       No.
                                                                      ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

        Report of Independent Public Accountants                        2

        Consolidated Statements of Income--Three, Nine and
            Twelve Months Ended September 30, 1997, and 1996            3

        Consolidated Balance Sheets--September 30, 1997,
            December 31, 1996, and September 30, 1996                   4

        Consolidated Statements of Cash Flows--
            Three, Nine and Twelve Months Ended
            September 30, 1997, and 1996                                6

        Consolidated Statements of Retained Earnings--
            Three, Nine and Twelve Months Ended
            September 30, 1997, and 1996                                7

        Notes to Consolidated Financial Statements                      8

   Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                 31

Part II.  Other Information:

   Item 1.  Legal Proceedings                                          44

   Item 6.  Exhibits and Reports on Form 8-K                           49

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of September 30, 1997, December 31, 1996, and September 30, 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three-, nine- and twelve-month
periods ended September 30, 1997, and 1996.    These  financial
statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of September 30, 1997, December 31, 1996, and September 30, 1996, and the results of their operations and their cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1997, and 1996, in conformity with generally accepted accounting principles.




                                         ARTHUR ANDERSEN LLP
                                         ARTHUR ANDERSEN LLP

Los Angeles, California
November 4, 1997

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                      3 Months Ended           9 Months Ended            12 Months Ended
                                       September 30,            September 30,             September 30,
                                 -----------------------  ------------------------- ------------------------
                                     1997         1996        1997         1996         1997          1996
                                 ----------   ----------  ----------     ----------  ----------   ----------

Operating revenue                $2,433,589   $2,346,229   $5,973,024    $5,717,637  $7,838,766   $7,620,798
                                 ----------   ----------   ----------    ----------  ----------   ----------
Fuel                                423,272      220,563      714,078       461,917     882,673      613,067
Purchased power                     900,781      938,588    2,117,116     2,026,762   2,796,234    2,654,271
Provisions for regulatory
  adjustment clauses--net          (185,416)     (66,531)    (277,439)     (170,214)   (333,133)    (132,387)
Other operating expenses            303,240      263,417      835,801       876,705   1,137,411    1,211,970
Maintenance                          89,679       66,933      302,255       217,622     414,004      306,492
Depreciation and decommissioning    313,377      278,181      930,445       795,068   1,198,882    1,040,475
Income taxes                        208,492      218,278      437,373       460,234     555,468      584,097
Property and other taxes             31,169       45,182      101,388       147,748     143,925      195,465
                                 ----------   ----------   ----------    ----------  ----------   ----------
Total operating expenses          2,084,594    1,964,611    5,161,017     4,815,842   6,795,464    6,473,450
                                 ----------   ----------   ----------    ----------  ----------   ----------
Operating income                    348,995      381,618      812,007       901,795   1,043,302    1,147,348
                                 ----------   ----------   ----------    ----------  ----------   ----------
Provision for rate phase-in plan    (13,218)     (22,021)     (35,908)      (69,966)    (50,230)    (101,252)
Allowance for equity funds
  used during construction            1,691        3,466        5,591        10,934      10,236       15,100
Interest and dividend income         10,875        9,056       27,034        26,691      38,200       36,559
Other nonoperating income
  (deductions)--net                 (12,527)      (6,534)      (2,032)       (1,792)     (3,864)      11,911
                                 ----------   ----------   ----------    ----------  ----------   ----------
Total other deductions--net         (13,179)     (16,033)      (5,315)      (34,133)     (5,658)     (37,682)
                                 ----------   ----------   ----------    ----------  ----------   ----------
Income before interest expense      335,816      365,585      806,692       867,662   1,037,644    1,109,666
                                 ----------   ----------   ----------    ----------  ----------   ----------
Interest on long-term debt           77,758       94,386      259,503       286,252     354,062      383,037
Other interest expense               27,104       18,277       72,879        55,008      91,783       73,751
Allowance for borrowed funds
  used during construction           (2,036)      (2,179)      (6,733)       (6,874)     (9,653)     (10,038)
Capitalized interest                   (265)        (479)      (2,320)         (647)     (3,383)        (734)
                                 ----------   ----------   ----------    ----------  ----------   ----------
Total interest expense--net         102,561      110,005      323,329       333,739     432,809      446,016
                                 ----------   ----------   ----------    ----------  ----------   ----------
Net income                          233,255      255,580      483,363       533,923     604,835      663,650
Dividends on preferred stock          6,758        8,599       22,729        25,796      31,328       34,395
                                 ----------   ----------   ----------    ----------  ----------   ----------
Earnings available for
  common stock                   $  226,497   $  246,981   $  460,634    $  508,127  $  573,507   $  629,255
                                 ==========   ==========   ==========    ==========  ==========   ==========














The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                  September 30, December 31,    September 30,
                                                                      1997          1996            1996
                                                                 -------------- ------------   --------------
ASSETS

Transmission and distribution utility plant,
   at original cost, subject to cost-based
   rate regulation                                                $11,087,199    $10,973,311    $10,851,434
Accumulated provision for depreciation                             (5,294,706)    (5,128,652)    (4,978,909)
Construction work in progress                                         461,850        461,048        532,261
                                                                  -----------    -----------    -----------
                                                                    6,254,343      6,305,707      6,404,786
                                                                  -----------    -----------    -----------
Generation utility plant, at original cost,
   not subject to cost-based rate regulation                        9,502,679      9,427,076      9,408,323
Accumulated provision for depreciation
   and decommissioning                                             (4,800,890)    (4,302,419)    (4,171,009)
Construction work in progress                                          71,598         95,597         73,513
Nuclear fuel, at amortized cost                                       167,682        176,827        150,092
                                                                  -----------    -----------    -----------
                                                                    4,941,069      5,397,081      5,460,919
                                                                  -----------    -----------    -----------
Total utility plant                                                11,195,412     11,702,788     11,865,705
                                                                  -----------    -----------    -----------
Nonutility property--less accumulated provision
   for depreciation of $24,450, $25,102 and $26,129 at
   respective dates                                                    67,192         63,931         81,585
Nuclear decommissioning trusts                                      1,608,465      1,485,525      1,401,553
Other investments                                                     124,093        103,973         82,456
                                                                  -----------    -----------    -----------
Total other property and investments                                1,799,750      1,653,429      1,565,594
                                                                  -----------    -----------    -----------

Cash and equivalents                                                   96,051        319,942        649,450
Receivables, including unbilled revenue, less
   allowances of $21,981, $26,079 and $25,863 for
   uncollectible accounts at respective dates                       1,208,001        921,083      1,122,248
Fuel inventory                                                         57,027         72,480         76,202
Materials and supplies, at average cost                               148,762        154,266        153,820
Accumulated deferred income taxes--net                                191,563        240,429        458,411
Regulatory balancing accounts--net                                    100,935             --             --
Prepayments and other current assets                                  126,174        105,137        143,230
                                                                  -----------    -----------    -----------
Total current assets                                                1,928,513      1,813,337      2,603,361
                                                                  -----------    -----------    -----------

Unamortized debt issuance and reacquisition
   expense                                                            353,060        346,834        354,684
Rate phase-in plan                                                     16,220         50,703         65,912
Income tax-related deferred charges                                 1,581,243      1,741,091      1,730,821
Other deferred charges                                                684,958        428,370        314,723
                                                                  -----------    -----------    -----------
Total deferred charges                                              2,635,481      2,566,998      2,466,140
                                                                  -----------    -----------    -----------
Total assets                                                      $17,559,156    $17,736,552    $18,500,800
                                                                  ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                  September 30,  December 31,   September 30,
                                                                      1997           1996           1996
                                                                   -----------   ------------    -----------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
  Common stock (434,888,104 shares outstanding
    at each date)                                                 $ 2,168,054    $ 2,168,054    $ 2,168,054
  Additional paid-in capital and other                                370,922        210,857        207,126
  Retained earnings                                                 2,559,319      2,665,612      2,748,983
                                                                  -----------    -----------    -----------
                                                                    5,098,295      5,044,523      5,124,163

Preferred stock:
   Not subject to mandatory redemption                                183,755        283,755        283,755
   Subject to mandatory redemption                                    275,000        275,000        275,000
Long-term debt                                                      4,105,221      4,778,703      4,756,324
                                                                  -----------    -----------    -----------
Total capitalization                                                9,662,271     10,381,981     10,439,242
                                                                  -----------    -----------    -----------


Other long-term liabilities                                           504,734        423,925        347,766
                                                                  -----------    -----------    -----------

Current portion of long-term debt                                     276,575        501,470        501,470
Short-term debt                                                       770,300        230,149        275,342
Accounts payable                                                      459,142        392,779        409,425
Accrued taxes                                                         803,253        484,688        918,044
Accrued interest                                                       81,707         93,363         98,136
Dividends payable                                                     101,136        108,563        110,797
Regulatory balancing accounts--net                                         --        181,488        206,053
Deferred unbilled revenue and other current liabilities               923,167        825,317        996,585
                                                                  -----------    -----------    -----------
Total current liabilities                                           3,415,280      2,817,817      3,515,852
                                                                  -----------    -----------    -----------


Accumulated deferred income taxes--net                              2,957,710      3,170,696      3,224,766
Accumulated deferred investment tax credits                           331,890        347,118        352,242
Customer advances and other deferred credits                          687,271        595,015        620,932
                                                                  -----------    -----------    -----------
Total deferred credits                                              3,976,871      4,112,829      4,197,940
                                                                  -----------    -----------    -----------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)







Total capitalization and liabilities                              $17,559,156    $17,736,552    $18,500,800
                                                                  ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                        3 Months Ended         9 Months Ended            12 Months Ended
                                         September 30,          September 30,             September 30,
                                    ---------------------    ---------------------  ------------------------
                                      1997         1996        1997         1996        1997          1996
                                    ---------   ---------   ----------   ---------    ---------   ----------
Cash flows from operating activities:
Net income                           $ 233,255  $ 255,580    $ 483,363   $ 533,923    $ 604,835    $ 663,650
Adjustments for non-cash items:
  Depreciation and
    decommissioning                    313,377    278,181      930,445     795,068    1,198,882    1,040,475
  Amortization                          23,088     24,428       55,069      78,017       67,983      102,876
  Rate phase-in plan                    12,899     17,797       34,483      63,802       49,692       93,018
  Deferred income taxes and
    investment tax credits             (11,481)  (156,065)     (19,500)   (112,021)     138,645     (120,692)
  Other long-term liabilities           (1,332)    13,859       80,809       3,574      156,968        2,737
  Other--net                          (120,958)     3,333     (188,315)      8,841     (350,191)      55,251
Changes in working capital:
  Receivables                         (225,991)  (468,193)    (286,918)   (210,285)     (85,753)      52,509
  Regulatory balancing accounts       (187,451)   (20,775)    (282,423)   (131,814)    (306,988)     (90,711)
  Fuel inventory, materials
    and supplies                         9,243     27,052       20,957      35,515       24,233       45,061
  Prepayments and other
    current assets                    (108,896)  (113,745)     (21,037)    (28,941)      17,056       (1,269)
  Accrued interest and taxes           137,103    445,269      306,909     379,302     (131,220)      70,563
  Accounts payable and other
    current liabilities                226,626    313,515      164,213     281,276      (23,701)     108,229
                                     ---------  ---------    ---------   ---------    ---------    ---------
Net cash provided by
  operating activities                 299,482    620,236    1,278,055   1,696,257    1,360,441    2,021,697
                                     ---------  ---------    ---------   ---------    ---------    ---------

Cash flows from financing activities:
Long-term debt issued                       --         --           --     396,232           --      396,139
Long-term debt repayments             (716,090)     1,040     (916,145)   (403,958)    (916,068)    (404,267)
Preferred stock redemptions                 --         --     (100,000)         --     (100,000)          --
Nuclear fuel financing--net             (5,567)    25,967      (12,628)     20,510        8,665        8,869
Short-term debt financing--net         625,056   (116,998)     540,151     (84,166)     494,958     (156,959)
Capital transfer                       153,000         --      153,000          --      153,000           --
Dividends paid                        (297,306)  (188,507)    (595,448)   (592,517)    (802,524)    (737,458)
                                     ---------  ---------    ---------   ---------    ---------    ---------
Net cash used
  by financing activities             (240,907)  (278,498)    (931,070)   (663,899)  (1,161,969)    (893,676)
                                     ---------  ---------    ---------   ---------    ---------    ---------

Cash flows from investing activities:
Additions to property and plant       (160,142)  (146,751)    (443,788)   (487,673)    (572,542)    (687,397)
Funding of nuclear decommissioning
  trusts                               (34,629)   (37,609)    (109,202)   (110,242)    (147,119)    (148,940)
Unrealized gain in equity
  investments--net                       7,330        448       21,778      11,246       25,432       12,469
Other--net                             (14,464)   (23,421)     (39,664)    (58,006)     (57,642)     (62,598)
                                     ---------  ---------    ---------   ---------    ---------    ---------
Net cash used by
  investing activities                (201,905)  (207,333)    (570,876)   (644,675)    (751,871)    (886,466)
                                     ---------  ---------    ---------   ---------    ---------    ---------
Net increase (decrease) in cash
  and equivalents                     (143,330)   134,405     (223,891)    387,683     (553,399)     241,555
Cash and equivalents, beginning
  of period                            239,381    515,045      319,942     261,767      649,450      407,895
                                     ---------  ---------    ---------   ---------    ---------    ---------
Cash and equivalents, end
  of period                          $  96,051  $ 649,450    $  96,051   $ 649,450    $  96,051    $ 649,450
                                     =========  =========    =========   =========    =========    =========
Cash payments for interest and taxes:
Interest--net of amounts capitalized $  74,261  $  84,221    $ 250,561   $ 255,907    $ 341,635    $ 380,939
Taxes                                  198,494     42,190      215,966     225,542      535,679      551,058

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                        3 Months Ended         9 Months Ended            12 Months Ended
                                         September 30,          September 30,             September 30,
                                   ----------------------   ----------------------  ------------------------
                                      1997         1996        1997        1996         1997          1996
                                   ----------  ----------   ---------- -----------   ----------   ----------

Balance at beginning of period    $2,554,389   $2,680,388   $2,665,612  $2,780,058   $2,748,983   $2,794,832
Net income                           233,255      255,580      483,363     533,923      604,835      663,650
Dividends declared on common
  stock                             (216,738)    (178,385)    (562,099)   (539,185)    (758,342)    (675,087)
Dividends declared on preferred
  stock                               (6,758)      (8,599)     (22,729)    (25,796)     (31,328)     (34,395)
Reacquired capital stock
  expense and other                   (4,829)          (1)      (4,828)        (17)      (4,829)         (17)
                                  ----------   ----------   ----------  ----------   ----------   ----------
Balance at end of period          $2,559,319   $2,748,983   $2,559,319  $2,748,983   $2,559,319   $2,748,983
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

Accounting Principles

SCE's accounting policies conform with generally accepted accounting principles (GAAP), including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted recently by the Financial Accounting Standards Board's Emerging Issues Task Force
(EITF), during the third quarter of 1997 SCE began accounting for its investment in generation facilities in accordance with GAAP applicable to enterprises in general. Although this change did not result in any adjustment of the carrying value of such investment, it is shown separately on SCE's Balance Sheet under the caption "Generation utility plant, at original cost, not subject to cost-based rate regulation." The competitive market for electric generation in California is scheduled to begin January 1, 1998.

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

In April 1996, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and
3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return (compared to an authorized rate of 9.49% in 1997 for other assets). Future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures at San Onofre Units 2 and 3 are subject to an incentive pricing plan which allows SCE to receive about 4 cents per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning January 1, 1998, the incentive pricing plan is expected to become part of the competition transition charge (CTC) mechanism. Beginning in 2004, SCE will be required to share equally with ratepayers the net benefits received from operation of the units.

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

Reclassifications

Certain prior-period amounts were reclassified to conform to the September 30, 1997, financial statement presentation.

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

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses are recorded in a balancing account and, at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $7 million, $19 million and $25 million for the three, nine and twelve months ended September 30, 1997, respectively, and $6 million, $15 million and $23 million for the three, nine and twelve months ended September 30, 1996, respectively.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 5.2%, 5.2% and 5.1% for the three, nine and twelve months ended September 30, 1997, respectively, and 4.5%, 4.1% and 4.1% for the three, nine and twelve months ended September 30, 1996.

During the third quarter of 1997, SCE discontinued accounting for its investment in generation facilities using accounting principles applicable to rate-regulated enterprises and began accounting for such investment using GAAP applicable to enterprises in general. The carrying value of such investment was unaffected by this change.

Note 2.  Regulatory Matters

California Electric Utility Industry Restructuring

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses.

Rate Reduction Bonds - In May 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. At the same time, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on electricity consumption. On September 3, 1997, the CPUC approved SCE's request. Subject to prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

modify its prior decisions, or another review process later in the transition period.

PX and ISO - In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. On October 29, 1997, the FERC gave conditional, interim authorization for operation of the PX and ISO to begin on January 1, 1998. Prior to January 2, 1998, the chief executive officers of the PX, ISO and the three utilities must certify that all the conditions are in place to ensure reliable electric power operations. In addition, the FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998.
The loans are backed by utility guarantees; SCE's share is 45%, or $113 million. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which will be used to build the hardware and software systems for the ISO and PX. On October 17, 1997, the three utilities jointly filed a petition to modify the CPUC decision that established the restructuring trust and authorized the $250 million loan guarantees. The petition requested an increase in the loan guarantees from $250 million to $300 million; SCE's share of this new total would be $135 million. The petition also requested that a one-time restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is $85 million; SCE's share is 45%, or $38 million. A CPUC decision on the petition is expected by year-end 1997.

Direct Customer Access - In May 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service. Beginning January 1, 1998, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC in May 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security.

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

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for certain fossil-fueled plants. In April 1997, a CPUC interim order determined that the proposed structure for the fossil-fueled plants' local reliability contracts should be determined by the ISO, and therefore would be under the FERC's jurisdiction. A FERC decision is expected by year-end 1997. In June 1997, the CPUC determined that a hydroelectric PBR was no longer critical to the restructuring process and asked SCE to make a compliance filing to determine the revenue requirement necessary for hydroelectric generation operations. SCE has proposed that the difference between the CPUC-determined hydroelectric revenue requirement and the market revenue from hydroelectric generation would flow through the CTC mechanism. A final CPUC decision is expected by year-end 1997.

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

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all twelve of its oil- and gas-fueled generation plants. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. On September 3, 1997, the CPUC approved SCE's proposal to auction the twelve plants. On September 5,

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1997, SCE began the auction of five plants by accepting indications of interest from potential buyers. On October 3, 1997, SCE accepted indications of interest from potential buyers on the other seven plants. On October 22, 1997, the CPUC issued a Mitigated Negative Declaration for the divestiture of SCE's twelve generation plants which finds there will be no significant environmental impact resulting from the sale of the plants. The CPUC is expected to certify the Declaration when it approves the divestiture of the plants. SCE plans to conclude both auctions and receive CPUC approval of the divestiture by year-end 1997. Any differences between the net book value and the market value of the oil- and gas-fueled generation plants is expected to be recovered through a non-bypassable CTC.

CTC - Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Nuclear Generating Station Units 2 and 3 and the Palo Verde Nuclear Generating Station units, (as discussed in Note 1) and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases: Phase 1 captures the rate-making issues and Phase 2 the quantification issues. Hearings on Phase 1 were held in December 1996 and a decision was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997. On October 20, 1997, a proposed decision was issued by the administrative law judge. Among other things, the proposed decision would reduce SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil generation-related assets) beginning July 1997. The proposed decision, if adopted, and excluding the effects of other rate actions, will have a negative impact on 1997 earnings of approximately $10 million. A final decision on Phase 2 is expected in the fourth quarter of 1997.

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

As previously reported, since November 1996, SCE and the other major California electric utilities have been engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the EITF during April 1997 and a final consensus was reached at the July EITF meeting. During the third quarter of 1997, SCE implemented the EITF consensus and discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities.

However, SCE will not be required to write off any of its generation-related assets, including regulatory assets of approximately $900 million at September 30, 1997. SCE will retain these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3.  Financial Instruments

Cash Equivalents

Cash equivalents include tax-exempt investments ($87 million at September 30, 1997, $261 million at December 31, 1996, and $570 million at September 30, 1996), and time deposits and other investments ($3 million at September 30, 1997, $43 million at December 31, 1996, and $73 million at September 30, 1996) with maturities of three months or less.

Derivative Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At the balance sheet dates of December 31, 1996, and September 30, 1996, SCE had an interest rate cap agreement which capped the interest rate at 6% for $30 million of debt due 2027; it expired July 1, 1997. At the balance sheet dates of September 30, 1997, December 31, 1996, and September 30, 1996, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At September 30, 1997, SCE had pledged $18 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                   September 30,             December 31,             September 30,
                                       1997                      1996                     1996
                               --------------------       -------------------       -----------------
                                  Cost       Fair           Cost      Fair            Cost      Fair
Instrument                        Basis      Value          Basis     Value           Basis     Value
----------                      --------    ------        --------   --------        -------    -----
                                                             (In millions)
Financial assets:
Decommissioning trusts           $1,327      $1,609       $1,217     $1,484          $1,180    $1,402
Equity investments                    9          85           11         68              11        61

Financial liabilities:
DOE decommissioning and
  decontamination fees               54          45           54         45              58        47
Interest rate swap & cap             --          18           --         16              --        10
Long-term debt                    4,105       4,353        4,779      5,001           4,756     4,908
Preferred stock subject to
  mandatory redemption              275         293          275        286             275       279

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized holding gains on financial assets were:

                                                          September 30,   December 31,   September 30,
                                                              1997            1996           1996
                                                          ------------    ------------   ------------
                                                                          (In millions)
Decommissioning trusts:
  Municipal bonds                                              $ 79           $ 79           $ 64
  Stocks                                                        118            138            115
  U.S. government issues                                         55             39             29
  Short-term and other                                           30             12             14
                                                               ----           ----           ----
                                                                282            268            222
Equity investments                                               76             57             50
                                                               ----           ----           ----
Total                                                          $358           $325           $272
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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following September 30, 1997, are: 1998--$277 million; 1999--$325 million; 2000--$325 million; 2001--$400 million; and
2002--zero.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-term debt consisted of:

                                                       September 30,      December 31,     September 30,
                                                           1997               1996            1996
                                                       -------------      ------------    -------------
                                                                          (In millions)
First and refunding mortgage bonds:
  1998--2026 (5.45% to 8-3/8%)                           $1,825              $2,725            $2,725
Pollution-control bonds:
  1999--2027 (5.4% to 7.2% and variable)                  1,203               1,204             1,204
Funds held by trustees                                       (2)                 (2)               (2)
Debentures and notes:
  1998--2006 (5.6% to 8-1/4%)                             1,195               1,195             1,195
Subordinated debentures:
 2044 (8-3/8%)                                              100                 100               100
Commercial paper for nuclear fuel                            99                 112                90
Long-term debt due within one year                         (277)               (501)             (501)
Unamortized debt discount--net                              (38)                (54)              (55)
                                                         ------              ------            ------
Total                                                    $4,105              $4,779            $4,756
                                                         ======              ======            ======

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At September 30, 1997, available lines totaled $1.4 billion, with $900 million for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at September 30, 1997, December 31, 1996, and September 30, 1996, was $873 million, $345 million and $368 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.6% at September 30, 1997, and 5.5% at both December 31, 1996, and September 30, 1996.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1997, SCE had the capacity to pay $1.7 billion in additional dividends and continue to maintain its authorized capital structure.

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

Preferred stock redemption requirements for the five twelve-month periods following September 30, 1997, are: 1998 through 2001--zero and 2002--$105 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                         September 30, 1997
                                    ---------------------------
                                       Shares       Redemption   September 30, December 31,  September 30,
                                     Outstanding       Price         1997          1996          1996
                                     -----------    ----------   ------------  ------------  -------------
                                                                               (In millions)
Not subject to mandatory redemption:
$25 Par value:
4.08% Series                          1,000,000        $25.50        $ 25          $ 25          $ 25
4.24                                  1,200,000         25.80          30            30            30
4.32                                  1,653,429         28.75          41            41            41
4.78                                  1,296,769         25.80          33            33            33
5.80                                  2,200,000         25.25          55            55            55
7.36                                         --            --          --           100           100
                                                                     ----          ----          ----
Total                                                                $184          $284          $284
                                                                     ====          ====          ====
Subject to mandatory redemption:
$100 Par value:
6.05% Series                            750,000       $100.00        $ 75          $ 75          $ 75
6.45                                  1,000,000        100.00         100           100           100
7.23                                  1,000,000        100.00         100           100           100
                                                                     ----          ----          ----
Total                                                                $275          $275          $275
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of the net accumulated deferred income tax liability were:

                                                          September 30,    December 31,    September 30,
                                                              1997             1996            1996
                                                          -------------    ------------    -------------
                                                                           (In millions)
Deferred tax assets:
Property-related                                             $  239           $  247          $  262
Investment tax credits                                          195              206             209
Regulatory balancing accounts                                   125              205             212
Decommissioning-related                                         110              208              87
Other                                                           604              429             646
                                                             ------           ------          ------
Total                                                         1,273            1,295           1,416
                                                             ------           ------          ------
Deferred tax liabilities:
Property-related                                              3,341            3,550           3,591
Other                                                           698              676             592
                                                             ------           ------          ------
Total                                                         4,039            4,226           4,183
                                                             ------           ------          ------

Accumulated deferred income taxes--net                       $2,766           $2,931          $2,767
                                                             ======           ======          ======
Classification of accumulated deferred income taxes:
Included in deferred credits                                 $2,958           $3,171          $3,225
Included in current assets                                      192              240             458

The current and deferred components of income tax expense were:

                                               3 Months Ended       9 Months Ended      12 Months Ended
                                                September 30,        September 30,       September 30,
                                               ---------------      --------------      ---------------
                                                1997     1996         1997      1996      1997     1996
                                                ----     ----         ----      ----      ----     ----
                                                                       (In millions)
Current:
Federal                                        $165      $279        $340      $399     $327       $497
State                                            40        76          95       128       96        158
                                               ----      ----        ----      ----     ----       ----
                                                205       355         435       527      423        655
                                               ----      ----        ----      ----     ----       ----
Deferred--federal and state:
Accrued charges                                 (11)        3         (24)      (19)     (19)       (29)
Depreciation                                    (15)       (5)        (38)       (9)     (43)        (4)
Investment and energy tax credits--net           (5)       (6)        (15)      (19)     (20)       (25)
Pension reserves                                 (1)        -          (3)        -       49          -
Rate phase-in plan                               (5)       (7)        (15)      (25)     (20)       (38)
Regulatory balancing accounts                    74       (19)        112        14      131          -
Retirement of debt                               (3)       (3)         (8)       (9)     (11)       (11)
State tax--privilege year                       (13)      (26)          2        10       12          1
Unbilled revenue                                (34)      (95)        (41)      (46)       5          5
Workforce management                              -        11           -        (8)       -        (14)
Other                                            (5)       (9)         (4)       (8)      (3)       (14)
                                               ----      ----        ----      ----     ----       ----
                                                (18)     (156)        (34)     (119)      81       (129)
                                               ----      ----        ----      ----     ----       ----
Total income tax expense                       $187      $199        $401      $408     $504       $526
                                               ====      ====        ====      ====     ====       ====
Classification of income taxes:
Included in operating income                   $208      $218        $437      $460     $555       $584
Included in other income                        (21)      (19)        (36)      (52)     (51)       (58)

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composite federal and state statutory income tax rate was 40.551%, 40.551% and 40.675% for the three, nine and twelve months ended September 30, 1997, respectively, and 41.045% for the three, nine and twelve months ended September 30, 1996.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                               3 Months Ended      9 Months Ended      12 Months Ended
                                                September 30,       September 30,       September 30,
                                               ---------------     ---------------     ---------------
                                               1997      1996      1997      1996      1997      1996
                                               ----      ----      ----      ----      ----      ----

Federal statutory rate                        35.0%      35.0%     35.0%     35.0%     35.0%     35.0%
Capitalized software                           (0.4)     (0.8)     (0.6)     (0.7)     (0.7)     (0.8)
Depreciation and other                          4.5       4.1       5.5       4.0       5.9       4.9
Investment and energy tax credits              (1.2)     (1.3)     (1.7)     (2.0)     (1.8)     (2.1)
State tax--net of federal deduction             6.7       6.8       7.1       7.0       7.1       7.2
                                              -----     -----     -----     -----     -----     -----
Effective tax rate                             44.6%    43.8%      45.3%    43.3%      45.5%    44.2%
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recipient or beneficiary. If an optionee is terminated other than by retirement, death or permanent and total disability, options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination. All unvested options are forfeited on the date of termination.

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $3 million, $18 million and $23 million for the three, nine and twelve months ended September 30, 1997, respectively, and $1 million, $3 million and $3 million for the three, nine and twelve months ended September 30, 1996, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $227 million, $463 million and $578 million for the three, nine and twelve months ended September 30, 1997, respectively, and $247 million, $507 million and $627 million for the three, nine and twelve months ended September 30, 1996, respectively.

The weighted-average fair value of options granted during the twelve months ended September 30, 1997, and September 30, 1996, was $7.68 per share option and $6.27 per share option, respectively. The weighted-average remaining life of options outstanding as of September 30, 1997, December 31, 1996, and September 30, 1996, was seven years at each date.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:


                                                   12 Months Ended
                                                    September 30,
                                           -------------------------------
                                                 1997             1996
                                           --------------   --------------

Expected life                                  7 years          7 years
Risk-free interest rate                       6.3% - 6.8%         5.5%
Expected volatility                              17%              17%


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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The plan's funded status was:

                                                       September 30,    December 31,     September 30,
                                                           1997             1996             1996
                                                      --------------    -------------   --------------
                                                                        (In millions)
Actuarial present value of benefit obligation:
Vested benefits                                           $1,529           $1,670            $1,741
Nonvested benefits                                            78               71                71
                                                          ------           ------            ------
Accumulated benefit obligation                             1,607            1,741             1,812
Value of projected future compensation levels                289              261               306
                                                          ------           ------            ------
Projected benefit obligation                              $1,896           $2,002            $2,118
                                                          ======           ======            ======
Fair value of plan assets                                 $2,348           $2,165            $2,374
                                                          ======           ======            ======
Projected benefit obligation less
  than plan assets                                        $ (452)          $ (163)           $ (256)
Unrecognized net gain                                        569              300               419
Unrecognized prior service cost                             (187)            (199)             (178)
Unrecognized net obligation (17-year amortization)           (40)             (43)              (45)
                                                          ------           ------            ------
Pension liability (asset)                                 $ (110)          $ (105)           $  (60)
                                                          ======           ======            ======

Discount rate                                              7.75%             7.75%              8.5%
Rate of increase in future compensation                     5.0%              5.0%              5.0%
Expected long-term rate of return on assets                 8.0%              8.0%              8.0%

SCE recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

                                               3 Months Ended      9 Months Ended      12 Months Ended
                                                September 30,       September 30,       September 30,
                                               ---------------     ---------------     ----------------
                                               1997      1996      1997      1996      1997       1996
                                               ----      ----      ----      ----      ----       ----
Service cost for benefits earned               $ 11      $ 11      $ 33      $ 44      $ 38       $ 58
Interest cost projected benefit obligation       35        46       105       133       150        174
Actual return on plan assets                   (152)      (50)     (384)     (203)     (524)      (339)
Net amortization and deferral                   116        --       276        52       369        140
                                               ----      ----      ----      ----      ----       ----
Pension expense under accounting standards       10         7        30        26        33         33
Special termination benefits                     --        --        --        --        --          3
Regulatory adjustment--deferred                   3         4         9        13        18         19
                                               ----      ----      ----      ----      ----       ----
Net pension expense recognized                   13        11        39        39        51         55
Settlement gain                                  --        (8)       --       (86)      (35)       (86)
                                               ----      ----      ----      ----      ----       ----
Total expense (gain)                           $ 13      $  3      $ 39      $(47)     $ 16       $(31)
                                               ====      ====      ====      ====      ====       ====

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

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

The funded status of these benefits is reconciled to the recorded liability below:

                                                    September 30,      December 31,     September 30,
                                                        1997               1996             1996
                                                    -------------      -------------    -------------
                                                                       (In millions)
Actuarial present value of benefit obligation:
Retirees                                              $  934             $  928            $  571
Employees eligible to retire                              37                 35                49
Other employees                                          430                386               428
                                                      ------             ------             -----
Accumulated benefit obligation                        $1,401             $1,349            $1,048
                                                      ======             ======            ======

Fair value of plan assets                             $  694             $  617            $  542
                                                      ======             ======            ======
Plan assets less than accumulated benefit
  obligation                                          $  707             $  732            $  506
Unrecognized transition obligation (20-year
  amortization)                                         (410)              (430)             (437)
Unrecognized net gain (loss)                            (226)              (231)              (20)
                                                      ------             ------            ------
Recorded liability                                    $   71             $   71            $   49
                                                      ======             ======            ======
Discount rate                                           7.75%              7.75%              8.5%
Expected long-term rate of return on assets              8.5%               8.5%              8.5%

The components of postretirement benefits other than pensions expense were:

                                               3 Months Ended      9 Months Ended      12 Months Ended
                                                September 30,       September 30,       September 30,
                                               ---------------     ---------------     ----------------
                                               1997      1996      1997      1996      1997       1996
                                               ----      ----      ----      ----      ----       ----
                                                                    (In millions)

Service cost for benefits earned               $  7      $  9      $ 22      $ 29      $ 25       $ 39
Interest cost on benefit obligation              25        19        77        59       108         80
Actual return on plan assets                    (13)       (9)      (40)      (28)      (55)       (35)
Amortization of loss                              2         2         5         5         6          7
Amortization of transition obligation             7         7        20        20        27         21
                                               ----      ----      ----      ----      ----       ----
Net expense                                      28        28        84        85       111        112
Special termination expense                      --        11        --        60        12         60
                                               ----      ----      ----      ----      ----       ----
Total expense                                  $ 28      $ 39      $ 84      $145      $123       $172
                                               ====      ====      ====      ====      ====       ====

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1997, gradually decreasing to 5% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of September 30, 1997, by $206 million and annual aggregate service and interest costs by $24 million.

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $3 million, $11 million and $22 million for the three, nine and twelve months ended September 30, 1997, respectively, and $4 million, $14 million and $19 million for the three, nine and twelve months ended September 30, 1996, respectively.

Note 7.  Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of September 30, 1997, was:

                                                 Plant in     Accumulated        Under       Ownership
                                                  Service    Depreciation    Construction    Interest
                                                 --------    ------------    ------------    ---------
                                                             (In millions)
Transmission systems:
  Eldorado                                        $   30         $    9         $    1           60%
  Pacific Intertie                                   230             75             11           50
Generating stations:
  Four Corners Units 4 and 5 (coal)                  459            244              1           48
  Mohave (coal)                                      305            143              4           56
  Palo Verde (nuclear)                             1,600            605              7           16
  San Onofre (nuclear)                             4,205          2,119             26           75
                                                  ------         ------            ---
Total                                             $6,829         $3,195         $   50
                                                  ======         ======         ======

Note 8.    Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at September 30, 1997, were:

Year ended December 31,                                        (In millions)
1997                                                               $ 4
1998                                                                15
1999                                                                12
2000                                                                10
2001                                                                 6
Thereafter                                                           6
                                                                   ---
Total                                                              $53
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

Decommissioning costs, which are accrued and recovered through customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense. Decommissioning expense was $43 million, $118 million and $155 million for the three, nine and twelve months ended September 30, 1997, respectively, and $38 million, $111 million and $150 million for the three, nine and twelve months ended September 30, 1996, respectively. The accumulated provision for decommissioning was $1.1 billion at September 30, 1997, $949 million at December 31, 1996, and $916 million at September 30, 1996. The estimated costs to decommission San Onofre Unit 1 ($280 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                        Maturity        September 30,     December 31,   September 30,
                                          Dates             1997             1996            1996
                                        ----------      -------------   ---------------  -------------
                                                                         (In millions)
Municipal bonds                         1998-2021         $  448           $  400           $  372
Stocks                                      --               390              549              545
U.S. government issues                  1998-2023            341              212              181
Short-term and other                    1997-2003            148               56               82
                                                          ------           ------           ------
Total                                                     $1,327           $1,217           $1,180
                                                          ======           ======           ======

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $18 million, $43 million and $57 million for the three, nine and twelve months ended September 30, 1997, respectively, and $12 million, $35 million and $49 million for the three, nine and twelve months ended September 30, 1996, respectively. Proceeds from sales of securities (which are reinvested) were $110 million, $371 million and $549 million for the three, nine and twelve months ended September 30, 1997, respectively, and $189 million, $776 million and $1.0 billion for the three, nine and twelve months ended September 30, 1996, respectively. Approximately 89% of the trust fund contributions were tax-deductible.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain commitments for the years 1997 through 2001 are estimated below:

                                                           1997     1998     1999     2000     2001
                                                          ------   ------   ------   ------   ------
                                                                         (In millions)
Projected construction expenditures                         $ 822   $ 956    $ 807   $ 763     $ 721
Fuel supply contracts                                         217     160      148     167       153
Purchased-power capacity payments                             706     708      711     713       711
Unconditional purchase obligations                              9      10       10      10        10

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached an agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites: designated wetlands and the construction of an
artificial kelp reef off the California coast.   After SCE requested
certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediation required at these two sites. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Rate recovery of these costs is occurring through the San Onofre incentive pricing plan discussed in
Note 1.

SCE's recorded estimated minimum liability to remediate its 52 identified sites is $185 million, which includes $75 million for the two sites discussed above. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $97 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $159 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve months ended September 30, 1997, were $9 million.

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $32 million per year. Insurance premiums are charged to operating expense.

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

RESULTS OF OPERATIONS

Earnings

Southern California Edison Company's (SCE) earnings for the three, nine and twelve months ended September 30, 1997, were $226 million, $461 million and $574 million, respectively, compared with $247 million, $508 million and $629 million for the same periods in 1996. One-time adjustments (after-tax) in 1996 for workforce management costs were: a $32 million charge in the second quarter, a $17 million benefit in the third quarter and a $3 million charge in the fourth quarter. Excluding these special items, SCE's earnings for the three, nine and twelve months ended September 30, 1997, were down $4 million, $62 million and $67 million, respectively, compared to the year-earlier periods. The decreases in earnings are primarily due to the refueling outages at the San Onofre Nuclear Generating Station (see discussion in Regulatory Matters) and the new rate-making treatment for the Palo Verde Nuclear Generating Station, partially offset by improved overall operating performance.

Operating Revenue

Operating revenue increased slightly for the three, nine and twelve months ended September 30, 1997, compared with the same periods in 1996. The quarterly increase is primarily due to an increase in non-residential retail rates, partially offset by a decrease in resale sales volume. The year-to-date and twelve-months ended increases are due to a 3% increase in sales volume from commercial and agricultural customers (due to an improving Southern California economy), as well as a slight increase in resale rates. Over 98% of operating revenue is from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

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

Operating Expenses

Fuel expense increased 92%, 55% and 44%, respectively, for the three, nine and twelve months ended September 30, 1997. The increases are primarily due to a $174 million gas contract termination payment during the third quarter, combined with higher gas prices and the extended refueling outages at San Onofre. San Onofre Unit 2 was shut down during the entire first quarter of 1997, Unit 3 was shut down 80 days of the second quarter and both units had a combined outage time of 30 days during the third quarter, resulting in an overall increase in gas-powered generation for all periods presented. There were no comparable outages for the same periods in 1996.

Purchased-power expense decreased 4% during the third quarter, as cost increases in spot market purchases were more than offset by decreases in federally mandated contract payments. For the nine and twelve months ended September 30, 1997, purchased-power expense increased 5% due to increased power purchases in the open market and increases in power purchased under federally-mandated contracts. SCE is required under federal law to purchase power delivered by certain nonutility generators (up to a project's rated capacity) even though energy prices under these contracts are generally higher than other sources. For the twelve months ended September 30, 1997, SCE paid about $1.6 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased substantially for all periods presented compared with the year-earlier periods. The quarterly decrease is primarily due to undercollections in the energy cost balancing account resulting from gas contract termination payments made in third quarter 1997, as well as a lesser amount of actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized estimates. These quarterly undercollections were partially offset by a net overcollection resulting from the San Onofre units operating at a lower capacity in third quarter 1997 (30 days of refueling and inspection outages) compared to third quarter 1996 when the San Onofre units operated at a higher capacity than estimated. Another offset to the quarterly decrease is an overcollection due to the accelerated recovery of SCE's remaining investment at San Onofre. The year-to-date and twelve-months-ended decreases are mainly due to an undercollection related to the gas contract termination payments made in 1997 and actual energy costs exceeding CPUC-authorized fuel and purchased-power cost estimates. This undercollection was partially offset by overcollections related to:
actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized estimates; the effects of the San Onofre refueling outages in 1997 and the acceleration of SCE's remaining investment at San Onofre.

Other operating expenses increased 15% for the three months ended September 30, 1997, compared with the year-earlier period, due to increased operating costs at San Onofre for inspections associated with the earlier Unit 2 and 3 outages, along with increased expenses associated with meter reading, customer records and interim direct access activities. For the nine and twelve months ended September 30, 1997, other operating expenses decreased 5% and 6%, respectively, as reductions in pension-related expenses associated with SCE's voluntary retirement programs in 1996 more than offset the quarterly increases previously discussed.

Maintenance expense increased in all periods presented compared with the year-earlier periods, due to increased maintenance costs for electric plant assets and the scheduled refueling outages at the San Onofre units.

Depreciation and decommissioning expense increased 13%, 17% and 15%, respectively, for the three-, nine- and twelve-month periods ended September 30, 1997, due to increases in plant assets and the accelerated recovery of the Palo Verde Nuclear Generating Station units effective January 1997. The accelerated recovery of the San Onofre units, effective April 1996, also contributed to the year-to-date and twelve-months-ended increases.

Property and other taxes decreased 31% for both the three and nine months ended September 30, 1997, and decreased 26% for the twelve-month period ended September 30, 1997, due to a reclassification of payroll taxes to operation and maintenance expense in 1997.

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

Other nonoperating income decreased for the three, nine and twelve months ended September 30, 1997, compared to the same periods in 1996, primarily due to additional accruals for regulatory matters and increased costs resulting from the effect of a rise in Edison International's stock price on SCE's stock option plan.

Interest Expense

Interest on  long-term debt  decreased 18% for the  quarter ended
September 30, 1997, compared to the same period in 1996, due to the early retirement of $400 million of long-term debt in July 1997.

Other interest expense increased substantially for the three, nine and twelve months ended September 30, 1997, respectively, compared to the same periods in 1996, due to higher levels of short-term debt used to retire first and refunding mortgage bonds discussed above.

FINANCIAL CONDITION

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.3 billion of its outstanding shares of common stock. Edison International has repurchased 68.4 million shares ($1.5 billion) between January 1995 and November 4, 1997, funded by dividends from its subsidiaries and its lines of credit. As excess cash becomes available, SCE intends to pay cash dividends to Edison International, while maintaining its CPUC-authorized capital structure.

SCE's cash flow coverage of dividends for the three, nine and twelve months ended September 30, 1997, was 1.0 times, 2.1 times and 1.7 times, respectively, compared to 3.3 times, 2.9 times and 2.7 times for the year-earlier periods, due to the additional cash needs for the repayment of long-term debt and redemption of preferred stock.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $299 million, $1.3 billion and $1.4 billion, respectively, for the three, nine and twelve months ended September 30, 1997, compared with $620 million, $1.7 billion and $2.0 billion for the same periods in 1996. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of September 30, 1997, SCE could issue approximately $9.5 billion of additional first and refunding mortgage bonds and $5.2 billion of preferred stock at current interest and dividend rates.

At September 30, 1997, SCE had $1.8 billion of borrowing capacity under lines of credit, with $400 million available for general purpose, short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1997, SCE had the capacity to pay $1.7 billion in additional dividends and continue to maintain its authorized capital structure.

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

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are:
1997--$822 million; 1998--$956 million; 1999--$807 million; 2000--$763 million; and 2001--$721 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 1997, are: 1998--$277 million; 1999--$325 million; 2000--$325 million; 2001--$400 million; and
2002--zero.

Preferred stock redemption requirements for the five twelve-month periods following September 30, 1997, are: 1998 through 2001--zero and 2002--$105 million.

REGULATORY MATTERS

SCE's 1997 CPUC-authorized rates are unchanged from 1996 levels due to the legislation enacted in September 1996 which requires that rates remain frozen at the June 10, 1996, level (system average of 10.1 cents per kilowatt-hour). See further discussion in Competitive Environment.

The CPUC's 1997 cost-of-capital decision authorized an 11.6% return on common equity and a 48% common equity ratio, both unchanged from 1996 levels. SCE's return on rate base was lowered from 9.55% to 9.49%. The decision, excluding the effects of other rate actions, will have a
negative impact on 1997 earnings of approximately $5 million.   On October
20, 1997, a proposed decision was issued by a CPUC administrative law judge in Phase 2 of the competition transition charge (CTC) proceeding. Among other things, the proposed decision would reduce SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil generation-related assets) beginning July 1997. The proposed decision, if adopted, and excluding the effects of other rate actions, will have a negative impact on 1997 earnings of approximately $10 million.

The CPUC has authorized revised rate-making plans for SCE's nuclear facilities, which call for the accelerated recovery of its nuclear investments in exchange for a lower authorized rate of return. SCE's nuclear assets are now earning an annual rate of return of 7.35%, compared to an authorized rate of 9.49% in 1997 for other assets. In addition, the San Onofre plan authorizes a fixed rate of approximately 4 cents per kilowatt-hour generated for incremental operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incremental pricing portion. Palo Verde's incremental operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001.

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

California Electric Utility Industry Restructuring

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopts the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also includes provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation includes a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the legislation mandates the implementation of a non-bypassable CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contains provisions for the recovery (through 2006) of reasonable employee-related transition costs incurred and projected for retraining, severance, early retirement, outplacement and related expenses.

Rate Reduction Bonds - In May 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction bonds in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. At the same time, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the bonds. Residential and small commercial customers will repay the bonds over the expected 10-year term through non-bypassable charges based on electricity consumption. On September 3, 1997, the CPUC approved SCE's request. Subject to prior approval of the Infrastructure Bank, it is anticipated that the rate reduction bonds will be issued in the fourth quarter of 1997.

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

PX and ISO - In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. On October 29, 1997, the FERC gave conditional, interim authorization for operation of the PX and ISO to begin on January 1, 1998. Prior to January 2, 1998, the chief executive officers of the PX, ISO and the three utilities must certify that all the conditions are in place to ensure reliable electric power operations. In addition, the FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans are backed by utility guarantees; SCE's share is 45%, or $113 million. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which will be used to build the hardware and software systems for the ISO and PX. On October 17, 1997, the three utilities jointly filed a petition to modify the CPUC decision that established the restructuring trust and authorized the $250 million loan guarantees. The petition requested an increase in the loan guarantees from $250 million to $300 million; SCE's share of this new total would be $135 million. The petition also requested that a one-time restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is $85 million; SCE's share is 45%, or $38 million. A CPUC decision on the petition is expected by year-end 1997.

Direct Customer Access - In May 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service. Beginning January 1, 1998, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC in May 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services "unbundling" decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to "net" the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services is likely to expose SCE to the loss of revenue, higher stranded costs and a reduction in revenue security.

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

In July 1996, SCE filed a PBR proposal for its hydroelectric plants and a proposed structure for performance-based local reliability contracts for
certain fossil-fueled plants.   In April 1997, a CPUC interim order
determined that the proposed structure for the fossil-fueled plants' local reliability contracts should be determined by the ISO, and therefore would be under the FERC's jurisdiction. A FERC decision is expected by year-end 1997. In June 1997, the CPUC determined that a hydroelectric PBR was no longer critical to the restructuring process and asked SCE to make a compliance filing to determine the revenue requirement necessary for hydroelectric generation operations. SCE has proposed that the difference between the CPUC-determined hydroelectric revenue requirement and the market revenue from hydroelectric generation would flow through the CTC mechanism. A final CPUC decision is expected by year-end 1997.

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

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all twelve of its oil- and gas-fueled generation plants. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. On September 3, 1997, the CPUC approved SCE's proposal to auction the twelve plants. On September 5, 1997, SCE began the auction of five plants by accepting indications of interest from potential buyers. On October 3, 1997, SCE accepted indications of interest from potential buyers on the other seven plants. On October 22, 1997, the CPUC issued a Mitigated Negative Declaration for the divestiture of SCE's twelve generation plants, which finds there will be no significant environmental impact resulting from the sale of the plants. The CPUC is expected to certify the Declaration when it approves the divestiture of the plants. SCE plans to conclude both auctions and receive CPUC approval of the divestiture by year-end 1997. Any differences between the net book value and the market value of the oil- and gas-fueled generation plants is expected to be recovered through a non-bypassable CTC.

CTC - Recovery of costs to transition to a competitive market would be implemented through a non-bypassable CTC. This charge would apply to all customers who were using or began using utility services on or after the December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Nuclear Generating Station Units 2 and 3 and the Palo Verde Nuclear Generating Station units, (as discussed in Note 1) and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases: Phase 1 captures the rate-making issues and Phase 2 the quantification issues. Hearings on Phase 1 were held in December 1996 and a decision was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997. On October 20, 1997, a proposed decision was issued by the administrative law judge. Among other things, the proposed decision would reduce SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil generation-related assets) beginning July 1997. The proposed decision, if adopted, and excluding the effects of other rate actions, will have a negative impact on 1997 earnings of approximately $10 million. A final decision on Phase 2 is expected in the fourth quarter of 1997.

Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).

As previously reported, since November 1996, SCE and the other major California electric utilities have been engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) during April 1997 and a final consensus was reached at the July EITF meeting. During the third quarter of 1997,

SCE implemented the EITF consensus and discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities.

However, SCE will not be required to write off any of its generation-related assets, including regulatory assets of approximately $900 million at September 30, 1997. SCE will retain these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed-through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites: designated wetlands and the construction of an artificial kelp reef off the California coast. After SCE requested certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediation required at these two sites. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Rate recovery of these costs is occurring through the San Onofre incentive pricing plan discussed in Note 1 to the Consolidated Financial Statements.

SCE's recorded estimated minimum liability to remediate its 52 identified sites is $185 million, which includes $75 million for the two sites discussed above. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 43% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $97 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $159 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve-month period ended September 30, 1997, were $9 million.

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

The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of scientific research. After many years of research, scientists have not found that exposure to EMF causes disease in humans. Research on this topic is continuing. However, the CPUC has issued a decision which provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. SCE is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

PALO VERDE STEAM TUBE RUPTURE

In 1993, a steam generator tube ruptured at Palo Verde Unit 2; additional cracking was found in other tubes. Arizona Public Service Company (APS), the operating agent for Palo Verde, has taken, and will continue to take, remedial actions that it believes have slowed the rate of steam generator tube degradation in all three units. APS believes that the steam generators in Unit 2 will have to be replaced within five to ten years. SCE supports the purchase of spare steam generators that could be used, if needed, in any of the Palo Verde units. SCE estimates its share of the steam generator replacement costs to be between $16 million and $30 million, plus replacement power costs.

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

During Unit 3's refueling outage, which was completed in July 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. As a result, a mid-cycle inspection outage is planned for 1998. However, during Unit 2's Spring 1997 inspection outage, similar tube supports showed no sign of such erosion.

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

On May 1, 1996, the parties entered into an agreement for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, a settlement amount has been paid and the parties have entered into mutual general releases, with respect to the period before January 1, 1996. SCE intends to seek recovery of this payment through rates. SCE has also agreed, subject to California Public Utilities Commission (CPUC) approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have reserved the right to continue the litigation with respect to the period after December 31, 1995, if CPUC approval is not obtained. On August 8, 1996, SCE filed its application with the CPUC for approval of the settlement as it pertains to the period after 1995.
On December 20, 1996, the CPUC's Office of Ratepayer Advocates (ORA) filed a protest to the application. In its protest, the ORA requests that the CPUC not grant the application or, in the alternative, that the CPUC conduct hearings on the application. On January 17, 1997, SCE filed a reply to the ORA's request. On February 27, 1997, a prehearing conference was held, at which time SCE's application was set for hearing to start on April 23, 1997. This hearing date was subsequently vacated by the assigned administrative law judge due to ongoing discussions to resolve issues raised by ORA's protest. As a result of those discussions, SCE and the ORA entered into a stipulation and agreement (Stipulation) effective July 11, 1997. In the Stipulation, the ORA agrees to withdraw its protest and support SCE's application in return for SCE's agreement that the cost recovery issues presented in the application may be transferred for a decision in SCE's 1992 Energy Cost Adjustment Clause (ECAC) proceeding, where related issues are currently pending. The Stipulation further provides for SCE and the ORA to file a joint motion for approval of the Stipulation. The motion was filed on September 25, 1997. In light of the Stipulation, plaintiffs and SCE have entered into two amendments to the May 1, 1996, settlement agreement. The first amendment provides for the post-1995 portion of the settlement to become effective through 1997 upon CPUC approval consistent with the Stipulation. The second amendment resulted in plaintiffs dismissing the lawsuit without prejudice pending final CPUC resolution of the issues raised by SCE's application. On October 15, 1997, the assigned administrative law judge issued a draft decision on SCE's application and the motion for approval of the Stipulation. The draft decision would approve the application subject to the terms of the Stipulation. As of this date, the CPUC has not yet acted on the draft decision.

Wind Generators' Litigation

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the
eight  lawsuits.   On  March 1, 1995,  the court in the  lead  Los Angeles
Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Shortly thereafter, on April 3, 1997, pursuant to stipulation of the parties, the Kern County case was ordered to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. Trial of the consolidated cases, beginning with the lead case, commenced on March 10, 1997. The consolidated cases are to be tried one after another in bifurcated fashion, with the liability phase of each and all of the cases to be tried before commencement of the damages phase, if applicable. Testimony and arguments in the liability phase of the lead case concluded on May 20, 1997. On July 7, 1997, the court issued a tentative decision which effectively would resolve all liability issues in the lead case in SCE's favor. A proposed Statement of Decision consistent with the conclusions in the tentative decision has been submitted by SCE and argument on the same took place at a hearing on October 31, 1997. The hearing was not concluded at that time and further argument has therefore been scheduled for November 19, 1997. In addition, a status conference has been scheduled for December 17, 1997, at which time the court will address scheduling of trial dates in the remaining cases and a date for commencement of the damages phase of the lead case.

Geothermal Generators' Litigation

On June 9, 1997, SCE filed a complaint in Los Angeles Superior Court against another independent power producer of geothermal generation and five of its affiliated entities (collectively the "Defendants"). SCE alleges that in order to avoid power production plant shutdowns caused by excessive noncondensable gas in the geothermal field brine, the Defendants routinely vented highly toxic hydrogen sulfide gas from unmonitored release points beginning in 1990 and continuing through at least 1994, in violation of applicable federal, state and local environmental law. According to SCE, these violations constituted material breaches by the

Defendants of their obligations under their contracts and applicable law. The complaint seeks termination of the contracts and damages for excess power purchase payments made to the Defendants. The Defendants' motion to transfer venue to Inyo County Superior Court was granted on August 31, 1997. The Defendants have responded to SCE's allegations by filing both a demurrer and a motion to strike. These matters are currently set for hearing on November 20, 1997, in Inyo County Superior Court. In addition, the Defendants have filed a motion for summary judgment on the grounds that SCE's claims are time-barred or that such claims were released in connection with the settlement of prior litigation between some of the Defendants and SCE's affiliates, Mission Power Engineering Company, Edison Mission Energy and The Mission Group.

The Defendants have also filed a cross-complaint which names SCE, Mission Power Engineering, Edison Mission Energy and The Mission Group. In response to SCE's demurrer, the Defendants withdrew their cross-complaint and filed a first amended cross-complaint. The first amended cross-complaint asserts twelve causes of action for alleged violation of certain orders of the CPUC, declaratory relief with respect to the contracts, breach of the implied covenant of good faith and fair dealing, inducing breach of employment agreements, abuse of process, breach of settlement agreements, disparagement and slander per se, and unfair business practices under section 17200 of the California Business and Professions Code. The first amended cross-complaint seeks damages in an unspecified amount as well as exemplary damages and injunctive relief. SCE has responded to the first amended cross-complaint by filing a demurrer, which is set for hearing on November 20, 1997, in Inyo County Superior Court.

In addition to asserting the claims in the first amended cross-complaint, three of the Defendants (collectively the "Related Plaintiffs") have filed a separate lawsuit in Inyo County Superior Court. In a first amended complaint in the separate lawsuit, the Related Plaintiffs allege causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, violation of California Public Utilities Code sections 702, 453 and 2106, unfair competition and false advertising. In addition, the Related Plaintiffs claim that SCE anticipatorily breached the contracts by asserting that all of the Related Plaintiffs' facilities are subject to a single "first period." The Related Plaintiffs seek recovery of $400,000,000 in alleged compensatory damages as well as exemplary damages and unspecified injunctive relief. SCE has demurred to the amended complaint and has also moved to strike or, in the alternative, to consolidate the Related Plaintiffs' claims with the Defendants' claims in the first lawsuit on the ground that the former claims should have been asserted as part of the amended cross-complaint in the original action. The hearing on SCE's demurrer and motion to strike or to consolidate is also currently set for November 20, 1997. No trial date in either of the two cases has been set.

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

San Onofre Nuclear Generating Station Personal Injury Litigation

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and San Diego Gas & Electric (SDG&E), as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District court for the Southern District of California. Plaintiffs alleged that the former employee's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs sought unspecified compensatory and punitive damages. On April 3, 1995, the court granted the defendants' motion to dismiss 14 of the plaintiffs' 15 claims. Punitive damages are not available under the remaining claim. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the court granted plaintiffs' motion to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. Oral argument on the appeal has been set for December 4, 1997. All trial court proceedings have been stayed pending the ruling of the Court of Appeals. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator and his wife sued SCE and SDG&E in the U.S. District court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the plant, and the Institute of Nuclear Power Operations as defendants. The former employee died of leukemia shortly after the complaint was filed. Plaintiffs allege that the former operator's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs seek unspecified compensatory and punitive damages. On November 22, 1995, the complaint was amended to allege wrongful death and added the former employee's two children as plaintiffs. On December 22, 1995, SCE filed a motion to dismiss or, in the alternative, for summary judgment based on worker's compensation exclusivity. On March 25, 1996, the court granted SCE's motion for summary judgment. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. Oral argument on the appeal has been set for December 4, 1997. All trial court proceedings have been stayed pending the ruling of the Court of Appeals in this case and in the case described in the above paragraph. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs allege that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on March 19, 1996. The employee's wife died on August 15, 1996. On September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. SCE's motion for summary judgment was denied on April 9, 1997. The trial in this case is scheduled to begin on January 27, 1998.

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

Rubaii False Claims Act Litigation

In September 1997, SCE became aware of a complaint filed in the Southern District of the U.S. District Court of California by a San Onofre employee, acting at his own initiative on behalf of the United States under the False Claims Act, against SCE and SDG&E. The complaint alleges that SCE and SDG&E have submitted fraudulent claims to the United States government, the State of California and their customers resulting in $491 million in overpayments ($383 million of which is attributed to SCE). The employee alleges that SCE and SDG&E provided the CPUC with data which inflated projected costs at San Onofre while minimizing projected revenues, resulting in the CPUC setting inflated rates. The amount sought in this complaint is subject to trebling, plus civil penalties of $10,000 per false claim submitted for payment (for an unspecified number of claims). SCE filed a motion to dismiss this lawsuit on November 7, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.    Certificate of Correction of Restated Articles of
               Incorporation of Southern California Edison Company as amended through June 1, 1993

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

November 13, 1997