Form 10-K
period 1997-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 1998-03-25
CIK 92103

PAGE

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                December 31, 1997
                          --------------------------------------------

                          Commission File Number 1-2313

                        SOUTHERN CALIFORNIA EDISON COMPANY
             (Exact name of registrant as specified in its charter)

       California                                        95-1240335
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  2244 Walnut Grove Avenue                             (626) 302-1212
    Rosemead, California         91770         (Registrant's telephone number,
   (Address of principal      (Zip Code)             Including area code)
     executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
          Title of each class                             on which registered
          -------------------                            ---------------------
Capital Stock
 Cumulative Preferred             $100 Cumulative Preferred    American and
 4.08% Series      4.78% Series            6.05% Series          Pacific
 4.24% Series      5.80% Series            6.45% Series
 4.32% Series                              7.23% Series

    Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 1998 there were 434,888,104 shares of Common Stock outstanding, all of which are held by the registrant's parent holding company. The aggregate market value of registrant's voting stock held by non-affiliates was approximately $426,452,116 on or about March 23, 1998 based upon prices reported by the American Stock Exchange. The market values of the various classes of voting stock held by non-affiliates were as follows: CUMULATIVE PREFERRED STOCK $151,452,116; $100 CUMULATIVE PREFERRED STOCK $275,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)    Designated portions of the Annual Report to
       Shareholders for the year ended
       December 31, 1997.  . . . . . . . . . . . . . . .  Parts I, II and IV
(2)    Designated portions of the Joint Proxy Statement
       relating to registrant's 1998 Annual Meeting
       of Shareholders. .  . . . . . . . . . . . . . . .  Part III
PAGE

                                      TABLE OF CONTENTS



Item                                                                    Page
----                                                                    ----
                                           Part I

1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
           Competitive Environment.  . . . . . . . . . . . . . . . . .    1
           Regulation  . . . . . . . . . . . . . . . . . . . . . . . .    7
           Rate Matters  . . . . . . . . . . . . . . . . . . . . . . .    9
           Fuel Supply and Purchased Power Costs . . . . . . . . . . .   13
           Environmental Matters . . . . . . . . . . . . . . . . . . .   14
           Year 2000 Issue . . . . . . . . . . . . . . . . . . . . . .   17
2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
           Existing Generating Facilities  . . . . . . . . . . . . . .   17
           Construction Program and Capital Expenditures . . . . . . .   19
           Nuclear Power Matters . . . . . . . . . . . . . . . . . . .   19
3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .   22
           Qualifying Facilities Litigation  . . . . . . . . . . . . .   22
           Wind Generators' Litigation . . . . . . . . . . . . . . . .   23
           Geothermal Generators' Litigation . . . . . . . . . . . . .   24
           Electric and Magnetic Fields (EMF) Litigation . . . . . . .   25
           San Onofre Personal Injury Litigation . . . . . . . . . . .   26
           Oil Pipeline Litigation . . . . . . . . . . . . . . . . . .   28
           False Claims Act Litigation . . . . . . . . . . . . . . . .   28
           Mohave Generating Station Environmental Litigation  . . . .   28
4.    Submission of Matters to a Vote of Security Holders  . . . . . .   29
      Executive Officers of the Registrant . . . . . . . . . . . . . .   29

                                      Part II

5.    Market for Registrant's Common Equity and Related
      Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . .   31
6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . .   31
7.    Management's Discussion and Analysis of Results of
      Operations and Financial Condition . . . . . . . . . . . . . . .   31
8.    Financial Statements and Supplementary Data  . . . . . . . . . .   31
9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure  . . . . . . . . . . . . . .   31

                                      Part III

10.   Directors and Executive Officers of the Registrant . . . . . . .   31
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . .   31
12.   Security Ownership of Certain Beneficial
      Owners and Management    . . . . . . . . . . . . . . . . . . . .   32
13.   Certain Relationships and Related Transactions . . . . . . . . .   32

                                       Part IV

14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.  . . . . . . . . . . . . . . . . . . .   32
           Report of Independent Public Accountants on
           Supplemental Schedules  . . . . . . . . . . . . . . . . . .   33
           Supplemental Schedules  . . . . . . . . . . . . . . . . . .   34
           Signatures . . . . . .  . . . . . . . . . . . . . . . . . .   37
           Exhibit Index. . . . .  . . . . . . . . . . . . . . . . . .   38

PAGE

                                         PART I

In this form 10-K, Southern California Edison Company (SCE) uses the words estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including the beginning of direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest rates; new or increased environmental liabilities; and other unforeseen events.

Item 1.     Business

SCE was incorporated under California law in 1909. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of Central and Southern California, excluding the City of Los Angeles and certain other cities. This area includes some 800 cities and communities and a population of more than 11 million people. SCE had 12,642 full-time employees at year-end 1997. During 1997, 38% of SCE's total operating revenue was derived from residential customers, 38% from commercial customers, 12% from industrial customers, 7% from public authorities, 4% from agricultural and other customers and 1% from resale customers. SCE comprises the major portion of the assets and revenue of Edison International, its parent holding company.

                                   Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators are restructuring California's electric utility industry.

California Electric Utility Restructuring

Restructuring Decision - The California Public Utilities Commission's
(CPUC) December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin March 31, 1998. Key elements of the CPUC's restructuring decision included: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of the competition transition charge (CTC).

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopted the CPUC December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning
January 1, 1998.   The financing would occur with securities issued by the

California Infrastructure and Economic Development Bank (Bank), or an entity approved by the Bank. The legislation included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the legislation mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

Rate Reduction Notes - In May 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction notes in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. At the same time, SCE filed an application with the Bank for approval to issue the notes. Residential and small commercial customers will repay the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. In December 1997, after receiving approval from both the CPUC and the Bank, a limited liability company created by SCE issued approximately $2.5 billion of these notes.

Rate-setting - In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and Federal Energy Regulatory Commission (FERC) directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process was addressed at the FERC through a March 1997 filing. In December 1997, the FERC approved these rates, subject to refund, to be effective on the date the ISO begins operation. (See "Transmission Owners Tariff and Wholesale Distribution Access Tariff" below for further discussion.) CPUC hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. In August 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see "CTC" discussion) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms after petitioning the CPUC to modify its prior decisions, or another review process later in its divestiture proceeding.

PX and ISO - In April 1996, SCE, Pacific Gas and Electric Company (PG&E) and San Diego Gas & Electric Company (SDG&E) filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. On October 29, 1997, the FERC gave conditional, interim authorization for operation of the PX and ISO, which are new independent non-profit California corporations, to begin on January 1, 1998. Prior to the start of the ISO and PX, the chief executive officers of the PX, ISO and the three utilities are required to certify that all the conditions were in place to ensure reliable electric power operations. In addition, the FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. On December 22, 1997, the PX and ISO governing boards announced a delay in the planned start-up of the PX and ISO due to insufficient testing of operational, settlement and billing systems. The PX and ISO are now expected to begin operation by March 31, 1998.

In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans are backed by utility guarantees; SCE's share was 45%, or $113 million. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which has been used to build the hardware and software systems for the ISO and PX. The ISO and PX will repay the trust's loans
and recover funds from future ISO and PX customers.   In November 1997,
the CPUC approved a petition jointly filed by the three utilities which requested an increase in the loan guarantees from $250 million to $300 million; SCE's share of this new total is $135 million. In December 1997, the CPUC approved a remaining issue with respect to the petition which requested that the one-time restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is approximately $101 million, plus interest; SCE's share is 45%, or $45.5 million.

Direct Customer Access - In May 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service beginning January 1, 1998. On December 30, 1997, the CPUC issued a decision delaying direct access until March 31, 1998, due to operational delays in the startup of the PX and ISO. When the PX and ISO become operational, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through their distribution systems regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC indicated that it believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC in May 1997, introduces customer choice to metering, billing and related services (revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services unbundling decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. Since direct access was delayed, options described in the CPUC decision as becoming available January 1, 1998, will not be available until the PX and ISO become operational. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to net the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services will expose SCE to the possible loss of revenue, higher stranded costs and a reduction in revenue security.

PBR - In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between transmission and distribution (T&D) and power generation.

In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC, beginning in 1998 (coincident with the initiation of the competitive market), the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

With the CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms. In April 1997, a CPUC interim order determined that the proposed structure of the fossil-fueled plants' must-run contracts were under the FERC's jurisdiction. On October 31, 1997, SCE filed must-run tariff schedules with the FERC covering its six ISO-designated must-run plants. In the meantime, SCE is pursuing the divestiture of these plants (see "Divestiture" discussion) and might not ever itself provide service under these FERC tariff schedules.

In December 1997, the CPUC adopted a PBR-type rate-making mechanism for SCE's hydroelectric plants. The mechanism sets the hydroelectric revenue requirement in 1998 and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market (see "CTC" discussion).

The CPUC has announced its intention to unbundle SCE's cost of capital by major utility function and has directed SCE to file an application by May 8, 1998. This proceeding could result in a change in late 1998 or early 1999 to the cost of capital included within the PBR cost of capital trigger mechanism.

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all 12 of its oil- and gas-fueled generating plants. This application built upon SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. SCE would continue to operate and maintain the divested plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. In September 1997, the CPUC approved SCE's proposal to auction the 12 plants.

On December 1, 1997, SCE filed a compliance filing with the CPUC stating that it agreed to sell ten plants. On December 16, 1997, the CPUC
approved the  sale  of the ten plants.   On February 6, 1998, SCE filed a
compliance filing with the CPUC for the sale of an eleventh plant. CPUC approval of the sale is expected before March 31, 1998. The total sales price of the eleven plants is $1.1 billion or 2.16 times their combined book value of $531 million. Net proceeds of the sales will be used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. The transfer of ownership of the eleven plants is expected to occur concurrently with the start of the new competitive market, which the PX and ISO expect to occur on March 31, 1998. The process of selling the single remaining plant is still underway.

CTC - Recovery of costs to transition to a competitive market is being implemented through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the energy from PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are composed of:
$7.5 billion from SCE's qualifying facility (QF) contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants (successful completion of the sale of SCE's gas-fired generating plants would reduce this estimate of transition costs for SCE-owned generation to less than $5 billion) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Nuclear Generating Station Units 2 and 3 and the Palo Verde Nuclear Generating Station units, and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases; Phase 1 addresses the rate-making issues and Phase 2 the quantification issues.

A decision on Phase 1 was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997 and a final decision was issued on November 19, 1997. The Phase 2 decision established the calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze. The Phase 2 decision also reduced SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric- generation related assets) beginning July 1997, five months earlier than anticipated. The decision, excluding the effects of other rate actions, had a negative impact on 1997 earnings of approximately $14 million. SCE has filed an application for rehearing on the 1997 rate of return issue.

Utility Rate Reduction and Reform Act Initiative - On November 24, 1997, individuals representing The Utility Reform Network (TURN), Public Media Center and the Coalition Against Utility Taxes filed a voter initiative with the California Attorney General. The proposed initiative, which was amended by the proponents on December 9, 1997, seeks among other things to: (i) impose an additional 10 percent rate reduction; (ii) block stranded cost recovery of nuclear investments; (iii) restrict stranded cost recovery of non-nuclear investments unless the CPUC finds that the utility would be deprived of the opportunity to earn a fair rate of return; and (iv) prohibit the collection of any charges pursuant to a financing order for the purpose of making payments on rate reduction notes, or if the financing order is found enforceable by a court, require the utility to offset such charges with an equal credit to customers. On February 11, 1998, the California Secretary of State circulated a copy of the title and summary prepared for the proposed initiative by the California Attorney General's Office, which included a summary of estimate of the fiscal impacts on state and local governments if the initiative were to pass. That estimate concluded that the net impact on state government revenue would be annual revenue reductions of approximately $100 million per fiscal year from 1998-2002. The estimate also referred to potential state liability for debt service on the rate reduction notes. The earliest that the initiative could be placed on a statewide ballot is November 3, 1998. SCE is unable to predict the outcome of this matter, but if the initiative were to qualify for the ballot, be voted into law and upheld by courts, it could have a material effect on its results of operations.

Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).

From November 1996 to July 1997, SCE and the other major California electric utilities were engaged in discussions with the Securities and Exchange Commission (SEC) staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) during April 1997 and a final consensus was reached at the July EITF meeting. During the third quarter of 1997, SCE implemented the EITF consensus and discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities.

However, implementation of the EITF consensus did not require SCE to write off any of its generation-related assets, including regulatory assets of approximately $600 million at December 31, 1997. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

Transmission Owners Tariff and Wholesale Distribution Access Tariff - On March 31, 1997, SCE, PG&E and SDG&E jointly filed with the FERC a pro forma Transmission Owners Tariff (T.O. Tariff). The pro forma T.O. Tariff was filed in conjunction with the ISO and PX tariffs, also filed on that date. Together, these tariffs set forth the rate design and terms and conditions for transmission service provided over SCE's facilities over which the ISO will have operational control. Additionally, on March 31, 1997, SCE filed an individual T.O. Tariff, its proposed revenue requirement for the facilities being turned over to the operational control of the ISO, and a Wholesale Distribution Access Tariff (WDAT).
The SCE T.O. Tariff, excluding appendices, is identical to the pro forma T.O. Tariff, and also contains appendices setting forth SCE's proposed Transmission Access Charges. FERC accepted the SCE T.O. Tariff rates and WDAT for filing, subject to refund, on December 17, 1997.

FERC Restructuring Decision - In April 1996, the FERC issued its decision on stranded-cost recovery and open access transmission, effective July 1996. The decision, reaffirmed by the FERC in its March and November 1997 orders, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded-cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retial-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order.
The open access transmission tariff will be terminated on the date the ISO begins operation.

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

SCE is subject to the jurisdiction of the Nuclear Regulatory Commission
(NRC) with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

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

The Department of Energy (DOE) has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, solar energy development, power plant fuel use and disposal, coal conversion, electric sales for export, public utility regulatory policy and natural gas pricing.

On December 16, 1997, the CPUC adopted a decision which established new rules governing the relationship between California's natural gas local distribution companies, electric utilities and certain of their affiliates. While SCE and its affiliates have been subject to affiliate transaction rules since the establishment of its holding company structure in 1988, these new rules are more detailed and restrictive. On December 31, 1997, SCE filed a preliminary Compliance Plan which set forth SCE's implementation of the new affiliate transaction rules. This preliminary Compliance Plan was supplemented by an additional filing made on January 30, 1998. A CPUC resolution is expected on SCE's Compliance Plan during the second quarter of 1998.

For purposes of an electric utility, such as SCE, these new rules apply to all utility transactions with affiliates engaging in the provision of a product that uses electricity or the provision of services that relate to the use of electricity. Edison International is not subject to these new affiliate transaction rules and will continue to be subject to the prior rules. The new affiliate transaction rules are structured to address what the CPUC perceives market power and cross subsidization concerns arising out of the new competitive electricity market in California. These new rules are categorized into nondiscrimination standards, disclosure and information standards, and separation standards. In addition, the new rules set forth requirements and restrictions on the utility's offering of certain products and services.

SCE believes that the implementation of these new affiliate transaction rules will not materially affect its results of operation or financial position.

                                        Rate Matters

CPUC Retail Ratemaking

The CPUC regulates the charges for services provided by SCE to its retail customers. As discussed in the section on Competitive Environment, the nature in which the CPUC regulates SCE is changing. The CPUC has issued final decisions regarding direct access, transition cost recovery and rate unbundling in the restructuring of the electric industry. These decisions impact cost recovery and rate regulation beginning in January 1998, and implement new ratemaking mechanisms replacing the Electric Revenue Adjustment Mechanism, Energy Cost Adjustment Clause (ECAC) and base rates mechanism (collectively, the "pre-restructuring ratemaking mechanisms") described in prior annual and quarterly reports filed with the SEC.

Total rates for all customers are frozen at June 10, 1996, levels, although residential and small commercial customers received a 10% reduction from their June 10, 1996, rate levels beginning January 1, 1998. These rate levels will remain in effect for the remainder of the transition period. Under these frozen rates, individual rate components (distribution, transmission, nuclear decommissioning and public purpose programs) are determined according to CPUC or FERC authorized mechanisms, with the generation rate determined residually by subtracting these other components from the total rate.

Distribution Rates

Distribution cost recovery is through a distribution PBR mechanism currently authorized through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations. (See "California Electric Utility Restructuring- -PBR" section for additional discussion.)

Transmission Rates

Upon the commencement of the ISO and PX, transmission cost recovery will
be  under  FERC  authority.    Until  commencement  of  the  ISO  and  PX,
transmission cost recovery will be combined with distribution cost recovery through a T&D PBR. (See "California Electric Utility
Restructuring--Rate-setting" and "FERC Restructuring Decision" above for additional discussion.)

Nuclear Decommissioning and Public Purpose Program Rates

Recovery of SCE's nuclear decommissioning costs and legislatively mandated public purpose program funding is through rates set to recover 100% of these costs. Public purpose programs include cost effective energy efficiency, research, renewable technology development, and low income programs.

Generation Rates

Effective with the commencement of ISO and PX operations, generation costs will be subject to recovery through the market price and the CTC. Revenue available to recover the uneconomic generation costs subject to recovery through the CTC will be determined residually by subtracting the other rate components from total rates. This residual revenue will be first allocated to recovery of FERC-authorized ISO charges for transmission support and for purchases from the PX, and then to recovery of transition costs. Transition costs associated with QF and interutility contracts and the acceleration of sunk cost recovery will be subject to annual reasonableness review by the CPUC.

Transition cost recovery for most utility generation assets will terminate by March 31, 2002, or when these costs are fully collected. (See "CTC" above for additional discussion.)

1991 Annual ECAC Application

In 1991, SCE issued its QF reasonableness testimony for the period April 1, 1990, through March 31, 1991. The Office of Ratepayer Advocates' (ORA) report on QF reasonableness issues was issued in 1993. In its report, the ORA recommended that the CPUC disallow $1.5 million in power purchase expenses incurred as a result of purchases during the record period under a QF contract with Mojave Cogeneration Company, a nonutility generator. The ORA further alleged that ratepayers may be harmed in the amount of $31.6 million (1993 net present value) over the contract's 20-year life. SCE filed its rebuttal testimony on the contract in 1994. SCE and the ORA subsequently reached a settlement where SCE agreed to a one-time reduction to its ECAC balancing account of $14 million plus interest from January 1, 1996, to resolve the unreasonable action allegations by the ORA for 1991 and all subsequent record periods through the contract's 20-year life. On October 30, 1996, the CPUC issued a decision which would approve the settlement, subject to SCE and the ORA accepting certain conditions concerning the manner in which the $14 million payment would be reflected in rates. After reviewing the decision, SCE declined to accept the condition proposed by the CPUC. Hearings on the ORA's disallowance recommendations regarding the Mojave Cogeneration contract were held in June 1997. During the hearings, the ORA presented testimony to update its assessment of ratepayer harm, which it now assesses to be $45 million (1997 net present value) over the contract's life. On November 26, 1997, the assigned Administrative Law Judge (ALJ) issued a proposed decision (which is not binding on the CPUC) which would adopt the ORA's imprudence allegations. On January 13, 1998, the assigned ALJ issued an order setting aside the proposed decision in order to accommodate SCE's request for an oral argument to a quorum of the Commissioners. Oral arguments were heard on February 4, 1998, at which time SCE requested an alternate proposed decision be issued. On March 11, 1998, the Assigned Commissioner issued an alternate proposed decision which recommends a disallowance of $46,000 for the record period and expected disallowances of $16.3 million over the life of the Mojave Cogeneration contract. The matter is currently scheduled for consideration at the CPUC's March 26, 1998 meeting.

1992 Annual ECAC Application

SCE filed its QF reasonableness testimony in September 1992. In January 1996, the ORA released its report on QF reasonableness for the 1992 record period as well as for that portion of the 1991 record period concerning capacity truncation and energy deliveries at forecast rates. On February 17, 1998, the ORA submitted surrebuttal testimony. Hearings on the matter began on March 9 and concluded March 17, 1998 subject to SCE's right to recall certain witnesses in rebuttal to ORA's witnesses. If SCE elects to recall such witnesses, the hearing will resume on April 1, 1998. An adverse decision for SCE on either or both issues could, under certain circumstances, have a material impact on SCE's financial position if the decision were extended to subsequent record periods. The ORA's surrebuttal testimony recommends a disallowance of $17.5 million associated with firm capacity truncation, $17.4 million for forecasted energy payments at forecast rates, and $43,000 for as-available capacity payments at forecast rates. These amounts encompass the 1991 and 1992 periods, and exclude certain projects which have been deferred in this proceeding.

1993 Annual ECAC Application

SCE filed its QF reasonableness testimony on September 1, 1993. On March 2, 1998, the ORA filed a combined report covering the QF reasonableness phases of SCE's ECAC applications for 1993-1995. In the report, the ORA recommends a disallowance of $5.6 million related to SCE's administration of a contract with the Arbutus wind project. No other reasonableness issues were identified in the report. SCE's rebuttal testimony is due on June 4, 1998, and hearings are scheduled for early August 1998.

1994 Annual ECAC Application

SCE filed its QF reasonableness testimony and non-QF Reasonableness of Operations Report on May 27, 1994. The QF testimony reflects the reasonableness of execution of two new QF contracts and the reasonableness of SCE's administration of 393 QF contracts. The non-QF report addresses power purchases and exchanges, and the operation of hydroelectric, coal, gas and nuclear resources for the period April 1, 1993, through March 31, 1994. The 1993, 1994 and 1995 QF issues will be joined for hearing.

The non-QF issues were bifurcated with the gas procurement issues being separated from the other non-QF issues. On August 2, 1996, the CPUC issued a decision finding that SCE's non-QF, non-gas procurement activities were reasonable.

The ORA recommended a $13.3 million disallowance for costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas supply and transportation contracts.

On October 17, 1996, the ALJ granted the ORA's motion to consolidate the 1994 and 1995 record periods for the limited purpose of addressing the gas reasonableness issues. Hearings on these issues began January 21, 1997, and were concluded on February 20, 1997.

However, briefing was suspended by the ALJ at the request of the parties to facilitate settlement discussions. On July 11, 1997, the ORA and SCE executed a Settlement Agreement.

The basic elements of the Settlement include: (1) a $39 million disallowance for Canadian gas costs incurred through December 31, 1996;
(2) a disallowance of $257,000 per month, per contract, for each of SCE's four supply contracts for Canadian gas costs beginning after January 1, 1997, and continuing until each of the commodity contracts are terminated (one supply agreement was terminated on May 1, 1997, and the remaining three supply agreements were terminated on July 1, 1997); (3) a cost sharing mechanism in lieu of reasonableness review, whereby shareholders would absorb at least 20% of the termination or restructuring costs associated with the Canadian supply and transportation contracts and at least 5% of the termination or restructuring costs associated with the El Paso transportation contract which the CPUC has already found reasonable (a portion of these termination or restructuring costs associated with the cost sharing mechanisms would be flowed through to ratepayers through the Energy Deferred Refund Account); and (4) agreement that all other costs incurred under these contracts, including the termination, buy-down and/or buy-out costs are reasonable and should be determined to be reasonable by the CPUC.

On December 3, 1997, the CPUC issued a decision approving the Settlement between SCE and the ORA. On March 12, 1998, the CPUC issued a decision ordering SCE to refund $65 million. The Settlement has been fully reflected in SCE's financial statements.

A discussion of the ORA's report in the QF reasonableness phase of this ECAC is set forth above in the discussion of the 1993 ECAC Application.

1995 Annual ECAC Application

SCE filed its reasonableness of operations testimony on May 26, 1996. The QF reasonableness testimony reflects the reasonableness of settlement agreements with six QFs, the reasonableness of the Biogen Power I termination agreement, and the reasonableness of the SCE's administration of 414 QF contracts for the period April 1, 1994, through March 31, 1995. The 1993, 1994 and 1995 QF issues will be joined for hearing.

The non-QF report addresses power purchases and exchanges, and the operation of hydroelectric, coal, gas and nuclear resources for the period April 1, 1994, through March 31, 1995. In May 1996, the ORA issued its reasonableness report on several non-QF reasonableness issues. The report recommended a $6.6 million disallowance for replacement fuel expenses associated with 64 outage days due to the Palo Verde Unit 2 steam generator tube rupture in 1993, and that the issue of $5.2 million of nuclear fuel expenses associated with the NUEXCO Trading Corp. bankruptcy be held open for review. In written response to data requests, the ORA indicated it has withdrawn its concerns over the nuclear fuel expenses. Additionally, SCE and the ORA executed a stipulation on December 18, 1997, resolving the Palo Verde issue by agreeing to a disallowance of $318,540 plus interest which is the replacement fuel expense associated with six outage days. A motion requesting approval of the SCE/ORA stipulation was filed with the CPUC in December 1997. The CPUC issued its decision approving the stipulation on February 19, 1998.

On October 4, 1996, the ORA issued its report on SCE's Canadian gas procurement contracts discussed above. The report recommended a $37.6 million disallowance for the period April 1994 through March 1995. On October 17, 1996, the ALJ consolidated the gas reasonableness issues into the 1994 ECAC proceeding. The reasonableness of the Canadian gas procurement and transportation costs for the record period was resolved by the ORA/SCE settlement discussed above in the 1994 Annual ECAC Application. The Settlement has been fully reflected in SCE's financial statements.

A discussion of the ORA's report in the QF reasonableness phase of this ECAC is set forth above in the discussion of the 1993 ECAC Application.

1996 Annual ECAC Application

SCE filed its testimony on May 3, 1996, requesting a finding that its fuel and purchased power costs, including purchases from QFs recorded during the period April 1, 1995, through March 31, 1996, were reasonable. The QF reasonableness testimony supports the reasonableness of SCE's administration of 396 QF contracts, including the restructuring or buyout of certain contracts. The non-QF testimony supports the reasonableness of other power purchases and exchanges, and the operation of hydroelectric, coal, gas and nuclear resources.

SCE requested and obtained an expedited finding of reasonableness by the CPUC for an agreement it signed with Portland General Electric (PGE), terminating a long-term power purchase contract. On December 9, 1996, the CPUC issued a decision finding the termination of the agreement
reasonable.   Additionally, as the final part in the approval process, PGE and SCE filed notices of cancellation of the agreement with the FERC to be effective December 31, 1996. The FERC has accepted the notices of cancellation.

Review by the ORA of the non-QF operations has been consolidated with its review in the 1997 Annual ECAC Application. The ORA's report was issued on August 18, 1997. (See "1997 Annual ECAC Application.") No date has been scheduled for the ORA's report on QF reasonableness.

1997 Annual ECAC Application

On May 30, 1997, SCE filed its annual reasonableness report requesting that the CPUC find reasonable its fuel and purchased-power costs, including purchases from QFs recorded during the period of April 1, 1996, through March 31, 1997. The QF testimony supports the reasonableness of the SCE's administration of its QF contracts, including two QF settlements. The non-QF testimony supports the reasonableness of other power purchases and exchanges, fuel costs and the operation of hydroelectric, coal, gas and nuclear resources.

The ORA's review of the non-QF operations and costs has been consolidated with its review of the non-QF operations and costs in the 1996 ECAC Application. The ORA filed its report on August 18, 1997. In its report, the ORA recommended, among other things, (1) a disallowance of $360,000 associated with an outage at the coal-fired Four Corners Generating Station and (2) a $200,000 adjustment to the costs recorded in SCE's Catastrophic Events Memorandum Account. Hearings took place in January 1998. A CPUC decision is expected by July 1998. No date has been scheduled for the ORA's report on QF reasonableness.

Palo Verde

In January 1997, the CPUC authorized a further acceleration of the recovery of its remaining investment of $1.2 billion in Palo Verde Units 1, 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. The accelerated plant recovery, as well as future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account became part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. Beginning in 2002, SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde.

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

                            Fuel Supply and Purchased Power Costs

Fuel and purchased-power costs were approximately $3.7 billion in 1997, an 11.9% increase over 1996.

SCE's sources of energy during 1997 were: purchased power 49%; natural gas 16%; nuclear 17%; coal 12%; and hydro 6%.

Average fuel costs, expressed in cents per kilowatt-hour, for the year ended December 31, 1997, were: oil, 8.53 cents; natural gas, 3.39 cents; nuclear, 0.48 cents; and coal, 1.32 cents.

Natural Gas Supply

As a result of the sale of 11 of its 12 gas-fired generating stations, SCE has terminated four long-term natural gas supply and three long-term gas transportation contracts which had been used to import gas from Canada.
In addition, SCE has exercised the option under its 15-year gas transportation commitment with El Paso Natural Gas Company to reduce its capacity obligation from 200 million to 130 million cubic feet per day.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre through the years indicated below:


                                                                      Units
                                                                      2 & 3
                                                                      -----
         Uranium concentrates(1). . . . . . . . . . . . . . .         2003
         Conversion . . . . . . . . . . . . . . . . . . . . .         2003
         Enrichment . . . . . . . . . . . . . . . . . . . . .         2003
         Fabrication. . . . . . . . . . . . . . . . . . . . .         2005
         Spent fuel storage(2). . . . . . . . . . . . . . . .    2006/2006
_______________
(1) Assumes the San Onofre participants meet their supply obligations in a timely manner.

(2) Assumes full utilization of expanded on-site storage capacity and normal operation of the units, including interpool transfers and maintaining full-core reserve. The Nuclear Waste Policy Act of 1982 requires that the DOE provide for the disposal of utility spent nuclear fuel beginning January 31, 1998. The DOE defaulted on its obligation to begin acceptance of spent nuclear fuel from San Onofre. Dry cask storage either on-site or at another location will be required to permit continued operations beyond the date indicated above.

Participants at Palo Verde have contractual agreements for uranium concentrates to meet projected requirements through 2000. Independent of arrangements made by other participants, SCE will furnish its share of uranium concentrates requirement through at least 1998 from existing contracts. Contracts cover requirements to provide conversion through 2000, enrichment through 2002, and fabrication through 2016.

Palo Verde on-site spent fuel storage capacity will accommodate needs through 2002 for Units 1 and 2, and through 2003 for Unit 3.

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

The Clean Air Act (CAA) provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards.

The CAA as amended in 1990, and as implemented within the South Coast Air Quality Management District (SCAQMD) and other districts within California required SCE to reduce emissions of oxides of nitrogen from its generating stations. SCE is selling all of its oil- and gas-fueled generating stations within the SCAQMD, the Mohave Desert Air Quality Management District, Ventura County Air Pollution Control District, and the Santa Barbara County Air Pollution Control District, with an expected sale closure date for 11 of the 12 generating stations being sold by March 31, 1998 (the twelfth plant is expected to be sold in 1998). It is expected that after the generating stations' sale closure dates, under operations and maintenance contracts with the individual owners, SCE will operate those facilities that are kept in operation as active generating stations. SCE operations of the stations it gains contracts for, will be under the direction and expense of the new owners. SCE will be responsible for maintaining the environmental permits of the plants. However, the new owners, not SCE, will be responsible for the purchase and installation of emissions control equipment, and sufficient trading credits required for the plants under the Regional Clean Air Incentives Market within the SCAQMD.

The CAA does not require any significant additional emissions control expenditures that are identifiable at this time. The Environmental Protection Agency (EPA) plans to issue its final rulemaking regarding regional haze regulations in late 1998. Also, the EPA and SCE will conclude a cooperative tracer study of sulfur dioxide emissions from the Mohave Generating Station in mid- to late-1998. The study is evaluating potential impact from Mohave emissions on haze within the Grand Canyon National Park. The extent to which these two activities may require sulfur dioxide or particulate emissions reductions at the Mohave plant is not known. The acid rain provisions of the amended CAA also put an annual limit on sulfur dioxide emissions allowed from power plants. SCE has received more sulfur dioxide allowances than it requires for its projected operations. Until more definite information on tracer study results are available, SCE expects to meet all the present regulations through improved operations at the plant.

On February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit against SCE and the other co-owners of Mohave in the U.S. District Court of Nevada alleging violations over the last five years of the CAA, the Nevada State Implementation Plan, and applicable air quality permits relating to opacity and sulfur dioxide emission limits. SCE, on behalf of the co-owners, will provide a timely response in defense of the suit.

The CAA also requires the EPA to carry out a three-year study of risk to public health from the emissions of toxic air contaminants from electric utility steam generating plants, and to regulate such emissions only if required. The study has not been finalized by the EPA to date.

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

The Resource Conservation and Recovery Act (RCRA) provides the statutory authority for the EPA to implement a regulatory program for the safe treatment, recycling, storage and disposal of solid and hazardous wastes. There is an unresolved issue regarding the degree to which coal wastes should be regulated under the RCRA. Increased regulation may result in an increase in expenses related to the operation of Mohave.

The Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use and disposal of polychlorinated biphenyls, a toxic substance used in certain electrical equipment (PCB waste). Current costs for disposal of PCB waste are immaterial.

SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at discounted amounts). While SCE has numerous insurance policies that it believes may provide coverage for some of these liabilities, it does not recognize recoveries in its financial statements until they are realized.

In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached an agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites: designated wetlands and the construction of an artificial reef for kelp off the California coast. After SCE requested certain modifications to the agreement, the California Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediations. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Recovery of these costs is occurring through the San Onofre incentive pricing plan.

SCE's recorded estimated minimum liability to remediate its 50 identified sites is $178 million, which includes $75 million for the two sites discussed above. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $91 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered
through  customer  rates.   SCE  has  recorded a  regulatory asset of $153
million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1997 were $10 million.

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

SCE's projected capital expenditures to protect the environment are $820 million for the 1998-2002 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

                                       Year 2000 Issue

Many of SCE's existing computer systems identify a year by using only two digits instead of four. If not corrected, these programs could fail or create erroneous results when encountering dates in 2000 or later. This situation has been referred to generally as the Year 2000 Issue.

SCE has developed plans and is addressing the programming changes that it has determined are necessary in order for its computer systems to function properly beginning in 2000. Remediation of SCE's key financial systems for the Year 2000 Issue was completed in 1997. SCE's informational and operational systems have been assessed, and detailed plans have been developed to address modifications required to be completed, tested and operational by December 31, 1999. Preliminary estimates of the costs to complete these modifications, including the cost of new hardware and software application modifications, range from $55 million to $80 million, about half of which are expected to be capital costs. Current rate levels for providing electric service should be sufficient to provide funding for these modifications. Remediation of existing critical systems is expected to be 75% complete by the end of 1998. SCE expects its Year 2000 date conversion project to be completed on a timely basis, with no material adverse impact to its results of operations or financial position.

SCE's Year 2000 date conversion project includes an assessment of critical interfaces with the computer systems of others and it does not expect a material adverse effect on its operating and business functions from the Year 2000 Issue.

Item 2.  Properties

                               Existing Generating Facilities

SCE owns and operates 12 oil- and gas-fueled electric generating plants, one diesel-fueled generating plant, 38 hydroelectric plants and an undivided 75.05% interest (1,614 MW net) in Units 2 and 3 at San Onofre.

SCE has signed agreements to sell 11 of its 12 oil- and gas-fueled generating plants, and expects those sales to close by March 31, 1998.
SCE is also seeking to sell the twelfth plant. Any of the sold plants which remain in operation will continue to be operated by SCE for at least two years following the sale.

These plants are located in Central and Southern California. Palo Verde (15.8% SCE-owned, 579 MW net) is located near Phoenix, Arizona. SCE owns a 48% undivided interest (754 MW) in Units 4 and 5 at Four Corners, a
coal-fueled steam electric generating plant in New  Mexico.   Palo Verde
and Four Corners are operated by other utilities. SCE operates and owns a 56% undivided interest (885 MW) in Mohave, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1997, the existing SCE-owned generating capacity (summer effective rating) was comprised of approximately 65% gas, 15% nuclear, 11% coal, 8% hydroelectric and 1% oil.

San Onofre, Four Corners, certain of SCE's substations and portions of its transmission, distribution and communication systems are located on lands of the United States or others under (with minor exceptions) licenses, permits, easements or leases or on public streets or highways pursuant to
franchises.   Certain of such documents obligate SCE, under specified
circumstances and at its expense, to relocate transmission, distribution and communication facilities located on lands owned or controlled by federal, state or local governments.

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

In 1997, SCE's peak demand was 19,118 MW, set on September 4, 1997. Total area system operating capacity of 21,511 MW was available to SCE at the time of the 1997 peak.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds (Trust Indenture), of which approximately $2.8 billion principal amount was outstanding at December 31, 1997. Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affects SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in Four Corners and the related easement and lease referred to below may be so considered.

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

                        Construction Program and Capital Expenditures

Cash required by SCE for its capital expenditures totaled $685 million in 1997, $616 million in 1996 and $773 million in 1995. Construction expenditures for the 1998-2002 period are forecasted at $3.9 billion.

In addition to cash required for construction expenditures for the next five years as discussed above, $2.8 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCE's estimates of cash available for operations for the five years through 2002 assume, among other things, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. SCE's estimates and underlying assumptions are subject to continuous review and periodic revision.

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

On January 10, 1996, the CPUC's decision for SCE's Test Year 1995 General Rate Case (GRC) rejected a settlement agreement proposed by SCE, SDG&E and the ORA in its original form, but proposed modifications to certain terms related and granted SCE the opportunity to accept the portion of the settlement agreement related to San Onofre Units 2 and 3 with the proposed modifications. The CPUC gave SCE 25 days to prepare a detailed proposal consistent with the policy adopted in SCE's 1995 GRC decision. On February 5, 1996, SCE filed a revised San Onofre Unit 2 and 3 proposal in which it accepted the modifications to certain settlement agreement terms as proposed by the CPUC. The CPUC adopted the revised proposal on April 10, 1996. Under this proposal, SCE would have recovered its remaining investment in San Onofre Units 2 and 3 at a reduced rate of return of 7.35%, but on an accelerated basis during the eight-year period from the effective date in 1996 through December 31, 2003. Under Assembly Bill 1890, however, the recovery of the San Onofre remaining investment must be completed by December 31, 2001. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 was superseded by an incentive pricing plan, in which SCE's customers would pay a preset price for each kilowatt-hour of energy generated at San Onofre during the eight-year period. Assembly Bill 1890 allowed continuation of the
incentive  pricing  plan  through  December 31,  2003,   the  end  of  the
eight-year period. SCE was compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 only with revenue earned through the incentive pricing plan. However, SCE also retained the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre is not generating power through future ECAC filings. SCE would also continue to collect funds for decommissioning expenses through traditional ratemaking treatment.

On July 16, 1997, the CPUC approved SCE's request to transfer the recorded net investment in San Onofre Units 2 and 3 step-up transformers to San Onofre Units 2 and 3 sunk costs for recovery by December 31, 2001, at a reduced rate of return of 7.35%.

On August 21, 1997, the CPUC approved SDG&E and SCE's Joint Petition to Modify, requesting continued recovery of certain corporate administrative and general costs allocable to San Onofre Units 2 and 3, at rates of 0.28 cent and 0.21 cent per kWh, respectively, for the period January 1, 1998, through December 31, 2003.

In the restructuring decision, the CPUC ordered SCE to file an application by March 29, 1996, requesting a new rate mechanism for its share of the Palo Verde units to be effective January 1, 1997. On February 29, 1996, SCE filed its Palo Verde Proposal Application requesting adoption of a new rate mechanism for Palo Verde consistent with the San Onofre Units 2 and 3 rate mechanism. On November 15, 1996, SCE, ORA and TURN, entered into a settlement agreement regarding SCE's Palo Verde Proposal Application. The settlement retained SCE's proposal to recover its remaining investment in the Palo Verde units by December 31, 2001, at a reduced rate of return of 7.35% consistent with AB 1890, but modified SCE's proposed Palo Verde rate mechanism. Instead of receiving a preset price for each kilowatt-hour of energy generated during that period, as proposed, the settling parties agreed that SCE would recover its share of Palo Verde incremental operating costs, except if those costs exceed 95% of the levels forecast by SCE in its application by more than 30% in any given year. In that case, SCE must demonstrate that the aggregate amount of the costs exceeding the forecast in that year are reasonable. In addition, if the annual Palo Verde site Gross Capacity Factor (GCF) is less than 55% in a calendar year, SCE will bear the burden of proof to demonstrate that the site's operations causing the GCF to fall below 55% were reasonable in that year. If operations are determined to be unreasonable by the CPUC, SCE's replacement power purchases associated with that period of Palo Verde operations below 55% GCF may be disallowed. The CPUC approved the settlement agreement on December 20, 1996.

Beginning in 2002, power from Palo Verde Units 1, 2 and 3 will be sold at the then-current market prices with 50% of the benefits of such operation given to customers. Likewise, beginning in 2004, power from San Onofre Units 2 and 3 will be sold at the then-current market prices with 50% of the benefits of such operation given to customers.

San Onofre Nuclear Generating Station

In 1992, the CPUC approved a settlement agreement between SCE and the ORA to discontinue operation of Unit 1 at the end of its then-current fuel cycle. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996.

The Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing tube degradation. However, during the Unit 2 scheduled refueling and inspection outage, which was completed in Spring 1997, an increased rate of degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle outage was conducted in February 1998 for Unit 2. The results of that outage are still being evaluated.

During Unit 3's refueling outage, which was completed in July 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. As a result, a mid-cycle outage is planned for early 1998. However, during Unit 2's Spring 1997 outage and the February 1998 mid-cycle outage, similar tube supports showed no signs of such erosion.

Palo Verde Nuclear Generating Station

On March 14, 1993, Arizona Public Service Company (APS), the operating agent for Palo Verde, manually shut down Unit 2 as a result of a steam generator tube leak. Unit 2 remained shut down and began its scheduled refueling outage on March 19, 1993.

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

Based on latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the 40 year licensed operating life of those units, although APS continues to monitor the situation. APS has disclosed that it believes it will be economically desirable to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS has indicated to the participants that it believes that replacement of the Unit 2 steam generators would cost between $100 million and $150 million. SCE estimates that this cost could be higher, such that its share of this cost would be between $16 million and $30 million plus replacement power costs. Unanimous approval of the Palo Verde participants is required for capital improvements, including steam generator replacement. In December 1997, the Palo Verde participants unanimously agreed to purchase two spare steam generators at a cost of approximately $82 million; however, SCE has not yet decided whether it supports replacement of the Unit 2 steam generators.

Nuclear Facility Decommissioning

With the exception of San Onofre Unit 1, SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the NRC. Currently, San Onofre Unit 1, which shut down in 1992, is expected to be stored until decommissioning begins at the other San Onofre units. Decommissioning is estimated to cost $2.1 billion in current-year dollars based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial and other costs. The site specific studies are updated approximately every three years. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde.

Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the terms of each nuclear facility's operating license, are recorded as a component of depreciation expense. Decommissioning expense was $154 million in 1997, $148 million in 1996 and $151 million in 1995. The accumulated provision for decommissioning was

$1.1 billion at December 31, 1997, and $949 million at December 31, 1996. The estimated costs to decommission San Onofre Unit 1 ($280 million in 1993 dollars) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $8.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $79 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $158 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such premium amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to periodic adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by these arrangements were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $28 million per year. Insurance premiums are charged to operating expense.

Item 3.  Legal Proceedings

                              Qualifying Facilities Litigation

On May 20, 1993, four geothermal QFs filed a lawsuit against SCE in Los Angeles County Superior Court, claiming that SCE underpaid, and continues to underpay, the plaintiffs for energy. SCE denied the allegations in its response to the complaint. The action was brought on behalf of Vulcan/BN Geothermal Power Company, Elmore L.P., Del Ranch L.P. and Leathers L.P., each of which was partially owned by a subsidiary of Edison Mission Energy
(EME) (a subsidiary of Edison International) at the time of filing. In April 1996, EME's 50% share in these projects was sold to CalEnergy. In October 1994, plaintiffs submitted an amended complaint to the court to add causes of action for unfair competition and restraint of trade. In July 1995, after several motions to strike had been heard by the court, the plaintiffs served a fourth amended complaint, which omitted the previous claims based on alleged restraint of trade. The plaintiffs allege in the fourth amended complaint that past underpayments have totaled at least $21 million. In other court filings, plaintiffs contend that additional contract payments owing from the beginning of the alleged underpayments through the end of the contract term could total approximately $60 million. Plaintiffs also seek unspecified punitive damages and an injunction to enjoin SCE from "future" unfair competition.

After SCE's motion to strike portions of the fourth amended complaint was denied, SCE filed an answer to the fourth amended complaint which denies its material allegations.

On May 1, 1996, the parties entered into an agreement for a settlement of all claims in dispute. Pursuant to the agreement, the specific terms of which are confidential, a settlement amount has been paid and the parties have entered into mutual general releases, with respect to the period before January 1, 1996. SCE intends to seek recovery of this payment through rates. SCE has also agreed, subject to CPUC approval, to increase payments to plaintiffs for specified levels of energy deliveries for the period after December 31, 1995. Plaintiffs have reserved the right to continue the litigation with respect to the period after December 31,
1995, if CPUC approval is not obtained.   On August 8, 1996, SCE filed its
application with the CPUC for approval of the settlement as it pertains to the period after 1995. On December 20, 1996, the ORA filed a protest to the application. In its protest, the ORA requests that the CPUC not grant the application or, in the alternative, that the CPUC conduct hearings on the application. On January 17, 1997, SCE filed a reply to the ORA's request. On February 27, 1997, a prehearing conference was held, at which time SCE's application was set for hearing to start on April 23, 1997. This hearing date was subsequently vacated by the assigned administrative law judge due to ongoing discussions to resolve issues raised by the ORA's protest. As a result of those discussions, SCE and the ORA entered into a stipulation and agreement (Stipulation) effective July 11, 1997. In the Stipulation, the ORA agrees to withdraw its protest and support SCE's application in return for SCE's agreement that the cost recovery issues presented in the application may be transferred for a decision in SCE's 1992 ECAC proceeding, where related issues are currently pending. The Stipulation further provides for SCE and the ORA to file a joint motion for approval of the Stipulation. The motion was filed on September 25, 1997. In light of the Stipulation, plaintiffs and SCE have entered into two amendments to the May 1, 1996, settlement agreement. The first amendment provides for the post-1995 portion of the settlement to become effective through 1997 upon CPUC approval consistent with the Stipulation. The second amendment resulted in plaintiffs dismissing the lawsuit without prejudice pending final CPUC resolution of the issues raised by SCE's application. On December 16, 1997, the CPUC issued a decision which approves the application subject to the terms of the Stipulation. In light of this decision, SCE has supplemented its testimony in the 1992 ECAC proceeding to support its request to recover its costs of settlement. Hearings in the 1992 ECAC began on March 9, 1998, and are scheduled to conclude on approximately March 20, 1998.

                                 Wind Generators' Litigation

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Shortly thereafter, on April 3, 1996, pursuant to stipulation of the parties, the Kern County case was ordered to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. Trial of the consolidated cases, beginning with the lead case, commenced on March 10, 1997. The consolidated cases are to be tried one after another in bifurcated fashion with the liability phase of each and all of the cases to be tried before commencement of the damages phase, if applicable. Testimony and arguments in the liability phase of the lead case concluded on May 20, 1997. On July 7, 1997, the court issued a tentative decision which effectively would resolve all liability issues in the lead case in SCE's favor. A proposed Statement of Decision consistent with the conclusions in the tentative decision was submitted by SCE and argument on the same took place at a hearing on October 31, 1997. The hearing was not concluded at that time and further argument took place on November 17, 1997. On December 22, 1997, the judge ruled on the objections raised at the two hearings and ordered SCE to prepare a proposed Statement of Decision incorporating her ruling. SCE submitted this document to the court on January 13, 1998. At a hearing on February 4, 1998, the court, after considering additional objections to parts of the proposed order, directed SCE to prepare a further, revised order which would not materially change the court's previous, tentative rulings. This final statement of decision was filed on February 6, 1998. In addition, on February 20, 1998, the court entered a judgment against the lead Plaintiff. The court also scheduled another status and trial setting conference for April 2, 1998.

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

On December 19, 1997, SCE filed a second amended complaint in response to which the Defendants filed a motion to strike, which was argued and taken under submission by the court on March 13, 1998. The Defendants also filed a motion for summary judgment, set for hearing on March 19, 1998, asserting that SCE's claims are time-barred or were released in connection with the settlement of prior litigation among some of the Defendants and two of SCE's affiliates, Mission Power Engineering Company, and The Mission Group (the Mission Parties). SCE asserts that the earlier settlement does not bar the claims it is prosecuting in this matter and
that these claims are not time-barred.   SCE  has  filed its  opposition
to the motion for summary judgment and will shortly file a supplemental opposition to address certain additional matters raised by the Defendants. SCE has also filed a cross motion for summary adjudication with respect to the issues raised in Defendants' summary judgment motion. No hearing date has been scheduled for SCE's motion for summary adjudication. In addition, the Defendants have filed a motion to stay SCE's case pending resolution of certain technical issues by the Great Basin Air Quality Management District under the doctrine of primary jurisdiction. The motion was heard for hearing on March 13, 1998, and the matter was taken under submission at that time.

The Defendants have also asserted various claims against SCE and the Mission Parties in a cross-complaint filed in the action commenced by SCE as well as in a separate action filed against SCE by three of the Defendants in Inyo County Superior Court. Following a hearing on November 20, 1997, the court consolidated these actions for all purposes and ordered the Defendants to file a second amended cross-complaint.

The second amended cross-complaint asserts nineteen causes of action against SCE, three of which are also asserted against the Mission Parties. Included are claims for declaratory relief; breach of the implied covenant of good faith and fair dealing; inducing breach of employee agreements; breach of contract; disparagement, and slander per se; injunctive relief and restitution for unfair business practices; anticipatory breach of contract; violation of Public Utilities Code Sections 453, 707 and 2106; and negligent and intentional misrepresentation. Several of these claims are premised on the theory that SCE has incorrectly interpreted the cross-complainants' contracts as providing for only a single "fixed price" period in view of the fact that the cross-complainants developed their projects in phases. This theory has also been asserted by other independent power producers in litigation pending in Los Angeles Superior Court. (See, "Wind Generation Litigation" above.) SCE filed a demurrer to, and a motion to strike, in response to the second amended cross-complaint, both of which were argued on March 13, 1998, and taken under submission by the court.

Based on the common issues asserted in the Wind Generation Litigation and the Defendants' second amended cross-complaint, SCE filed a petition to coordinate the consolidated actions pending in Inyo County Superior Court with the Wind Generation Litigation pending in Los Angeles Superior Court. In connection with the petition to coordinate, SCE has also applied for a stay of all proceedings in Inyo County. Both the petition to coordinate and the application for stay will be decided by the judge presiding in the Wind Generation Litigation. A hearing has been scheduled with respect to both SCE's petition to coordinate and the application for stay on March 30, 1998.

Discovery is at a very preliminary stage, and it is reasonable to anticipate that there will be further amendments to the pleadings. The materiality of net final judgments against SCE in these actions would be largely dependent on the extent to which any damages or additional payments which might result therefrom are recoverable through rates.

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

A second lawsuit was filed in Orange County Superior Court and served on SCE in January 1995. This lawsuit arises out of the same fact situation as the June 1994 lawsuit described above and involves the same defendants. There are four named plaintiffs, two of whom were formerly employed by Grubb & Ellis and now allegedly have various forms of cancer. The other two plaintiffs are the spouses of those two individuals. No specific damage amounts are alleged in the complaint, but supplemental documentation prepared by the plaintiffs indicates that plaintiffs will allege compensatory damages of approximately $13.5 million, plus unspecified punitive damages. In April 1995, Grubb & Ellis filed a cross-complaint against the other co-defendants, requesting indemnification and declaratory relief concerning the rights and responsibilities of the parties. Although stayed for a time pending appellate review of sanctions imposed against plaintiffs' attorneys by the trial court, the case has been remanded back to the trial court following the Court of Appeal's decision modifying the sanctions order. To date, no further proceedings have been scheduled.

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

                            San Onofre Personal Injury Litigation

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and SDG&E, as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District Court for the Southern District of California. Plaintiffs alleged that the former employee's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods.
Plaintiffs sought unspecified compensatory and punitive damages. On April 3, 1995, the court granted the defendants' motion to dismiss 14 of the plaintiffs' 15 claims. SCE's April 20, 1995, answer to the complaint denied all material allegations. On October 10, 1995, the court granted plaintiffs' motion to include the Institute of Nuclear Power Operations (an organization dedicated to achieving excellence in nuclear power operations) as a defendant in the suit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. Oral argument on the appeal took place on December 4, 1997, and the matter is now under submission. All trial court proceedings have been stayed pending the ruling of the Court of Appeals. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator and his wife sued SCE and SDG&E in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the plant, and the Institute of Nuclear Power Operations as defendants. The former employee died of leukemia shortly after the complaint was filed. Plaintiffs allege that the former operator's illness resulted from, and was aggravated by, exposure to radiation at San Onofre, including contact with radioactive fuel particles released from failed fuel rods. Plaintiffs seek unspecified compensatory and punitive damages. On November 22, 1995, the complaint was amended to allege wrongful death and added the former employee's two children as plaintiffs. On December 22, 1995, SCE filed a motion to dismiss or, in the alternative, for summary judgment based on worker's compensation exclusivity. On March 25, 1996, the court granted SCE's motion for summary judgment. Plaintiffs have appealed this ruling to the Ninth Circuit Court of Appeals. Oral argument on the appeal took place on December 4, 1997, and the matter is now under submission. All trial court proceedings have been stayed pending the ruling of the Court of Appeals in this case and in the case described in the above paragraph. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs alleged that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on
March 19,  1996.   The  employee's  wife  died  on  August 15, 1996.  On
September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. SCE's motion for summary judgment was denied on April 9, 1997. The trial in this case took place over approximately 22 days between January and March 1998 and resulted in a jury verdict for both defendants. It is not known whether plaintiffs will move for a new trial and/or appeal.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer denied
all  material  allegations.   On August 12, 1996,  the Court dismissed the
claims of the former worker and her husband with prejudice. This case is expected to go to trial in mid-1998, after completion of the trial court proceedings in the case described in the preceding paragraph.

On November 20, 1997, a former contract worker at San Onofre and his wife sued SCE in the Superior Court of California, County of San Diego. The contract worker was an ironworker at San Onofre during a portion of 1995. The suit alleges that SCE allowed dangerous conditions to exist at San Onofre, causing him to sustain unspecified personal injuries. His wife alleges loss of consortium and other general damages. The case has been removed to the U.S. District Court for the Southern District of California. SCE filed a motion on January 6, 1998, asking that the case be converted to a Price-Anderson cause of action.

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

On June 30, 1997, SCE filed an answer to the complaint denying the substantive allegations and raising appropriate defenses. Plaintiff and SCE reached a settlement of this dispute for nonmonetary compensation. An agreement to dismiss the lawsuit was filed with the court on February 8, 1998.

                                 False Claims Act Litigation

In September 1997, SCE became aware of a complaint filed in the Southern District of the U.S. District Court of California by a San Onofre employee, acting at his own initiative on behalf of the United States under the False Claims Act, against SCE and SDG&E. The complaint alleges that SCE and SDG&E have submitted fraudulent claims to the United States government, the State of California and their customers resulting in $491 million in overpayments ($383 million of which is attributed to SCE). The employee alleges that SCE and SDG&E provided the CPUC with data which inflated projected costs at San Onofre while minimizing projected revenue, resulting in the CPUC setting inflated rates. The amount sought in this complaint is subject to trebling, plus civil penalties of $10,000 per false claim submitted for payment (for an unspecified number of claims). SCE and SDG&E filed separate motions to dismiss this lawsuit on November 6, 1997. The employee responded to both motions on December 20, 1997.
SCE and SDG&E replied to the employee's response on January 13, 1998.
Oral argument on the motion to dismiss was heard on January 20, 1998, and the court has the matter under submission.

                     Mohave Generating Station Environmental Litigation

On February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit against SCE. Mohave is operated by SCE, and SCE is one of several co-owners. The lawsuit alleges that Mohave has been violating various provisions of the Clean Air Act, the Nevada state implementation plan, and applicable pollution permits relating to opacity and sulfur dioxide page 28> emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the Clean Air Act, the maximum civil penalty obtainable is $25,000 per day of violation.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Pursuant to Form 10-K's General Instruction ("General Instruction") G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

                        Age at
                       December                                            Effective
Executive Officer      31, 1997        Company Position                      Date
-----------------      --------        ----------------                    ----------
John E. Bryson         54              Chairman of the Board,              October 1, 1990
                                         Chief Executive Officer
                                         and Director

Stephen E. Frank       56              President, Chief Operating          June 19, 1995
                                         Officer and Director

Bryant C. Danner       60              Executive Vice President            June 1, 1995
                                         and General Counsel

Alan J. Fohrer         47              Executive Vice President and        September 1, 1996
                                         Chief Financial Officer

Harold B. Ray          57              Executive Vice President,           June 1, 1995
                                         Generation Business Unit

Theodore F. Craver, Jr.46              Senior Vice President and Treasurer February 18, 1998

John R. Fielder        52              Senior Vice President, Regulatory   February 18, 1998
                                         Policy and Affairs

Robert G. Foster       50              Senior Vice President,              November 21, 1996
                                         Public Affairs

Richard M. Rosenblum   47              Senior Vice President,              February 18, 1998
                                         T&D Wires Business Unit

Pamela A. Bass         50              Vice President, Customer            June 1, 1996
                                         Solutions Business Unit

Richard K. Bushey      57              Vice President and Controller       January 1, 1984

Bruce C. Foster        45              Vice President, San Francisco       January 1, 1995
                                         Regulatory Affairs

Thomas J. Higgins      52              Vice President, Corporate           April 1, 1995
                                         Communications

Beverly P. Ryder       47              Corporate Secretary                 January 1, 1996

______________

(1) Executive Officers are defined by Rule 3b-7 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended. Executive Officers, Bryson, Danner, Fohrer, Craver, Robert Foster, Bushey, Higgins, and Ryder hold the same positions with Edison International. Edison International is the parent holding company of SCE.
<page 29
None of SCE's executive officers are related to each other by blood or marriage. As set forth in Article IV of SCE's Bylaws, the officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of SCE for more than five years except for Stephen
E. Frank, Theodore F. Craver, Jr., Bruce C. Foster, Thomas J. Higgins, and Beverly P. Ryder. Those officers who have not held their present position for the past five years had the following business experience:

Stephen E. Frank         President and Chief Operating Officer,    August 1990 to January 1995
                           Florida Power and Light Company(1)

Bryant C. Danner         Senior Vice President and                 July 1992 to May 1995
                           General Counsel of Edison
                           International and SCE

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

Harold B. Ray            Senior Vice President, Power Systems      June 1990 to May 1995

Theodore F. Craver, Jr.  Vice President and Treasurer, SCE         September 1996 to February 1998
                         Executive Vice President and Corporate    September 1990 to August 1996
                           Treasurer, First Interstate Bancorp(1)

John R. Fielder          Vice President, Regulatory Policy         February 1992 to January 1998
                           and Public Affairs

Robert G. Foster         Vice President, Public Affairs            November 1993 to January 1996
                         Regional Vice President, Sacramento       January 1988 to October 1993
                           Office

Richard M. Rosenblum     Vice President, Distribution              January 1996 to January 1998
                           Business Unit
                         Vice President, Nuclear Engineering       June 1993 to December 1995
                           and Technical Services
                         Manager of Nuclear Regulatory Affairs     June 1989 to May 1993

Bruce C. Foster          Regional Vice President, San Francisco    January 1992 to December 1994
                           Office

Thomas J. Higgins        Vice President, Corporate Communications  April 1995 to January 1996
                         President, The Laurel Company(1)(2)       January 1994 to December 1994
                         Senior Vice President of Blue             October 1990 to December 1993
                           Cross/Blue Shield of Maryland(1)

Beverly P. Ryder         Special Assistant to the Chairman         May 1995 to December 1995
                           of Edison International and SCE
                         Director, Strategic Alliances,            October 1993 to April 1995
                           EnvestSCE(3)
                         General Manager, Customer Solutions       June 1992 to September 1993

______________

(1)  This entity is not a parent, subsidiary or other affiliate of SCE.

(2) As President of The Laurel Company, Thomas J. Higgins provided advice on planning and financing for mergers and acquisitions for clients in the managed health care business.

(3)  This entity is a division of SCE.

                                           PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in SCE's Annual Report to Shareholders for the year ended December 31, 1997, ("Annual Report") under "Quarterly Financial Data" on page 40 and is incorporated by reference pursuant to General Instruction G(2). As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.

Item 6.    Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1993-1997" on page 1 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2 through 14 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 8.    Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in
Part IV. Other information responding to Item 8 is included in the Annual Report on pages 15 through 40, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                          PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Joint Proxy Statement ("Proxy Statement") filed with the Commission in connection with SCE's Annual Meeting to be held on April 16, 1998, under the heading, "Election of Directors of Edison International and SCE" on pages 3 through 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responding to Item 11 is included in the Proxy Statement beginning with the section under the heading "Executive Compensation Table
- Edison International and SCE" on pages 9 through 20, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 is included in the Proxy Statement under the headings "Stock Ownership of Directors and Executive Officers of Edison International and SCE" on pages 7 through 10 and "Stock Ownership of Certain Shareholders" on page 31, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 is included in the Proxy Statement under the heading "Certain Relationships and Transactions of Nominees and Executive Officers" on pages 22 through 25, and is incorporated herein by reference pursuant to General Instruction G(3).

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements

The following items contained in the 1997 Annual Report to Shareholders are incorporated by reference in this report.

     Management's Discussion and Analysis of Results of Operations and
         Financial Condition
     Consolidated Statements of Income -- Years Ended December 31, 1997,
         1996 and 1995
     Consolidated Statements of Retained Earnings -- Years Ended
         December 31, 1997, 1996 and 1995
     Consolidated Balance Sheets -- December 31, 1997, and 1996
     Consolidated Statements of Cash Flows -- Years Ended December 31,
         1997, 1996 and 1995
     Notes to Consolidated Financial Statements
     Responsibility for Financial Reporting
     Report of Independent Public Accountants

     (2)   Report of Independent Public Accountants and Schedules
           Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers.
                                                                         Page
                                                                         ----
         Report of Independent Public Accountants on Supplemental
           Schedules.  . . . . . . . . . . . . . . . . . . . . . . . .    33
         Schedule II--Valuation and Qualifying Accounts for the Years
           Ended December 31, 1997, 1996 and 1995  . . . . . . . . . .    34

Schedules I through V, except those referred to above, are omitted as not required or not applicable.

     (3)   Exhibits

     See Exhibit Index on page 38 of this report.

(b)        Reports on Form 8-K

     December 8, 1997
       Item 5:  Other Events:    Sale of Southern California Edison Company's
                                 10 Gas-fired Generating Plants

     December 17, 1997
       Item 5:  Other Events:    Rate Reduction Bonds Sold

     February 13, 1998
       Item 5: Other Events:     Sale of Southern California Edison Company's
                                 Long Beach Gas-Fired Generating Plant
<page 32



                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SUPPLEMENTAL SCHEDULES




To Southern California Edison Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1997 Annual Report to Shareholders of Southern California Edison Company (SCE) incorporated by reference in this Form 10-K, and have issued our report thereon dated January 30, 1998. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedules listed in Part IV of this Form 10-K, which are the responsibility of SCE's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                          ARTHUR ANDERSEN LLP
                                          ARTHUR ANDERSEN LLP

Los Angeles, California
January 30, 1998

                             SOUTHERN CALIFORNIA EDISON COMPANY

                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            For the Year Ended December 31, 1997

                                                         Additions
                                                 ------------------------
                                    Balance at    Charged to   Charged to                  Balance
                                   Beginning of    Costs and      Other                    at End
             Description              Period       Expenses     Accounts    Deductions    of Period
             -----------            -----------   ----------   ----------   ----------   ----------
                                                             (In thousands)

Group A:
  Uncollectible accounts --
     Customers                       $ 24,390      $ 20,597      $     --    $ 20,742     $ 24,245
  All other                             1,689         1,180            --         661        2,208
                                     --------      --------      --------    --------     --------
       Total                         $ 26,079      $ 21,777      $     --    $ 21,403(a)  $ 26,453
                                     ========      ========      ========    ========     ========

Group B:
  DOE Decontamination
     and Decommissioning             $ 48,789      $     --      $  1,089(b) $  5,542(c)  $ 44,336
  Purchased-power settlements         107,700            --        67,320(d)   29,380(e)    145,640
  Pension and benefits                180,927       102,193        17,624(f)   89,544(g)   211,200
  Insurance, casualty and
     other                             86,509        57,749            --      65,797(h)    78,461
                                     --------      --------      --------    --------     --------
     Total                           $423,925      $159,942      $ 86,033    $190,263     $479,637
                                     ========      ========      ========    ========     ========

________________
(a)  Accounts written off, net.

(b)  Represents revision to estimate based on actual billings.

(c)  Represents amounts paid.

(d) Represents the present value of payments to be made under an agreement to terminate a purchased-power contract.

(e) Represents the amortization of the liability established for purchased-power contract settlement agreements.

(f) Primarily represents transfers from the accrued paid absence allowance account for required additions to the comprehensive disability plan accounts.

(g) Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.

(h)  Amounts charged to operations that were not covered by insurance.

                             SOUTHERN CALIFORNIA EDISON COMPANY

                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            For the Year Ended December 31, 1996

                                                         Additions
                                                 ------------------------
                                    Balance at    Charged to   Charged to                  Balance
                                   Beginning of    Costs and      Other                    at End
             Description              Period       Expenses     Accounts    Deductions    of Period
             -----------           ------------   ----------   ----------   ----------    ---------
                                                             (In thousands)

Group A:
  Uncollectible accounts --
     Customers                       $ 22,126      $ 21,831      $     --    $ 19,567     $ 24,390
     All other                          2,013           376            --         700        1,689
                                     --------      --------      --------    --------     --------
       Total                         $ 24,139      $ 22,207      $     --    $ 20,267(a)  $ 26,079
                                     ========      ========      ========    ========     ========

Group B:
  DOE decontamination
     and decommissioning             $ 52,742      $     --      $  1,468(b) $  5,421(c)  $ 48,789
  Purchased-power settlement               --            --       107,700(d)       --      107,700
  Pension and benefits                196,662         8,547        21,869(e)   46,151(f)   180,927
  Insurance, casualty and
     other                             94,788        59,123            --      67,402(g)    86,509
                                     --------       -------      --------    --------     --------
       Total                         $344,192       $67,670      $131,037    $118,974     $423,925
                                     ========       =======      ========    ========     ========

_______________
(a)  Accounts written off, net.

(b)  Represents revision to estimate based on actual billings.

(c)  Represents amounts paid.

(d) Represents payments to be made under an agreement to terminate a purchased-power contract.

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

                             SOUTHERN CALIFORNIA EDISON COMPANY

                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            For the Year Ended December 31, 1995

                                                         Additions
                                                 ------------------------
                                    Balance at    Charged to   Charged to                  Balance
                                   Beginning of    Costs and      Other                    at End
             Description              Period       Expenses     Accounts    Deductions    of Period
             -----------            -----------   ----------   ----------   ----------   ----------
                                                             (In thousands)

Group A:
  Uncollectible accounts --
     Customers                       $ 21,000      $ 22,179      $    --     $ 21,053     $ 22,126
     All other                          2,806           801           --        1,594        2,013
                                     --------      --------      -------     --------     --------
       Total                         $ 23,806      $ 22,980      $    --     $ 22,647(a)  $ 24,139
                                     ========      ========      =======     ========     ========

Group B:
  DOE Decontamination
     and Decommissioning             $ 56,485      $     --      $ 1,531(b)  $ 5,274(c)   $ 52,742
  Pension and benefits                174,851        42,805       23,676(d)   44,670(e)    196,662
  Insurance, casualty and
     other                             79,727        74,751           --      59,690(f)     94,788
                                     --------      --------      -------     --------     --------
       Total                         $311,063      $117,556      $25,207     $109,634     $344,192
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

                                          SOUTHERN CALIFORNIA EDISON COMPANY


                                          By          Kenneth S. Stewart
                                             -------------------------------
                                                      Kenneth S. Stewart
                                                   Assistant General Counsel

                                          Date:  March 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                       Title                             Date
     ---------                                       -----                             ----

Principal Executive Officer:
   John E. Bryson*                      Chairman of the Board,               March 24, 1998
                                          Chief Executive Officer
                                          and Director
Principal Financial Officer:
   Alan J. Fohrer*                      Executive Vice President             March 24, 1998
                                          and Chief Financial Officer

Controller or Principal
   Accounting Officer:
   Richard K. Bushey*                   Vice President and                   March 24, 1998
                                          Controller
Board of Directors:

   Winston H. Chen*                     Director                             March 24, 1998
   Warren Christopher*                  Director                             March 24, 1998
   Stephen E. Frank*                    Director                             March 24, 1998
   Camilla C. Frost*                    Director                             March 24, 1998
   Joan C. Hanley*                      Director                             March 24, 1998
   Carl F. Huntsinger*                  Director                             March 24, 1998
   Charles D. Miller*                   Director                             March 24, 1998
   Luis G. Nogales*                     Director                             March 24, 1998
   Ronald L. Olson*                     Director                             March 24, 1998
   J. J. Pinola*                        Director                             March 24, 1998
   James M. Rosser*                     Director                             March 24, 1998
   E. L. Shannon, Jr.*                  Director                             March 24, 1998
   Robert H. Smith*                     Director                             March 24, 1998
   Thomas C. Sutton*                    Director                             March 24, 1998
   Daniel M. Tellep*                    Director                             March 24, 1998
   James D. Watkins*                    Director                             March 24, 1998
   Edward Zapanta*                      Director                             March 24, 1998

     *By            Kenneth S. Stewart
          -----------------------------------------
                    Kenneth S. Stewart
                           Assistant General Counsel

                                        EXHIBIT INDEX


Exhibit
Number                                  Description
-------                                 -----------

3.1 Restated Articles of Incorporation as amended through January 1996 (File No. 1-2313)*
3.2        Bylaws as adopted by the Board of Directors on January 1, 1998
4.1        Trust Indenture, dated as of October 1, 1923 (Registration No.
           2-1369)*
4.2        Supplemental Indenture, dated as of March 1, 1927 (Registration
           No. 2-1369)*
4.3 Second Supplemental Indenture, dated as of April 25, 1935 (Registration No. 2-1472)*
4.4 Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
4.5 Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
4.6 Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.7 Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.8 Seventh Supplemental Indenture, dated as of January 15, 1948 (Registration No. 2-7369)*
4.9 Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.10 Ninth Supplemental Indenture, dated as of February 15, 1951 (Registration No. 2-8781)*
4.11 Tenth Supplemental Indenture, dated as of August 15, 1951 (Registration No. 2-7968)*
4.12 Eleventh Supplemental Indenture, dated as of August 15, 1953 (Registration No. 2-10396)*
4.13 Twelfth Supplemental Indenture, dated as of August 15, 1954 (Registration No. 2-11049)*
4.14 Thirteenth Supplemental Indenture, dated as of April 15, 1956 (Registration No. 2-12341)*
4.15 Fourteenth Supplemental Indenture, dated as of February 15, 1957 (Registration No. 2-13030)*
4.16 Fifteenth Supplemental Indenture, dated as of July 1, 1957 (Registration No. 2-13418)*
4.17 Sixteenth Supplemental Indenture, dated as of August 15, 1957 (Registration No. 2-13516)*
4.18 Seventeenth Supplemental Indenture, dated as of August 15, 1958 (Registration No. 2-14285)*
4.19 Eighteenth Supplemental Indenture, dated as of January 15, 1960 (Registration No. 2-15906)*
4.20 Nineteenth Supplemental Indenture, dated as of August 15, 1960 (Registration No. 2-16820)*
4.21 Twentieth Supplemental Indenture, dated as of April 1, 1961 (Registration No. 2-17668)*
4.22 Twenty-First Supplemental Indenture, dated as of May 1, 1962 (Registration No. 2-20221)*
4.23 Twenty-Second Supplemental Indenture, dated as of October 15, 1962 (Registration No. 2-20791)*
4.24 Twenty-Third Supplemental Indenture, dated as of May 15, 1963 (Registration No. 2-21346)*
4.25 Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*

<page 38
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

                                        EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------

10.1       1981 Deferred Compensation Agreement (File No. 1-2313)*
10.2       1985 Deferred Compensation Agreement for Executives (File No.
           1-2313)*
10.3       1985 Deferred Compensation Agreement for Directors (File No.
           1-2313)*
10.4       Director Deferred Compensation Plan (File No. 1-9936)*
10.5       Director Grantor Trust Agreement (File No. 1-9936)*
10.6       Executive Deferred Compensation Plan (File No. 1-9936)*
10.7       Executive Grantor Trust Agreement (File No. 1-9936)*
10.8       Executive Supplemental Benefit Program (File No. 1-2313)*
10.9       Executive Retirement Plan (File No. 1-2313)*
10.10      Employment Agreement with Howard P. Allen (File No. 1-2313)*
10.11      1996 Executive Incentive Compensation Plan (File No. 1-9936)*
10.12      Executive Incentive Compensation Plan
10.13      Executive Disability and Survivor Benefit Program (File No. 1-
           9936)*
10.14      Retirement Plan for Directors
10.15      Director Incentive Compensation Plan (File No. 1-2313)*
10.16      Officer Long-Term Incentive Compensation Plan
10.16.1 Form of Agreement for 1989-1995 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936)*
10.16.2 Form of Agreement for 1996 Awards under the Officer Long-Term Incentive Compensation Plan(File No. 1-2313)*
10.16.3 Form of Agreement for 1997 Awards under the Officer and Management Long-Term Incentive Compensation Plans
10.17      Estate and Financial Planning Program (File No. 1-9936)*
10.18      Consulting Arrangement with Howard P. Allen
10.19      Employment Agreement with Bryant C. Danner (File No. 1-9936)*
10.20      Employment Agreement with Stephen E. Frank (File No. 1-9936)*
10.21      Election terms for Warren Christopher
12.        Computation of Ratios of Earnings to Fixed Charges
13.        Annual Report to Shareholders for year ended December 31, 1997
23.        Consent of Independent Public Accountants - Arthur Andersen LLP
24.1       Power of Attorney
24.2       Certified copy of Resolution of Board of Directors Authorizing
           Signature
27.        Financial Data Schedule
____________

* Incorporated by reference pursuant to Rule 12b-32.

                                                  EXHIBIT 3.2




              To Holders of the Company's Bylaws:





Effective January 1, 1998, Article III, Section 6, was amended to specify the months in which regular Board meetings will be held.





                       BEVERLY P. RYDER
                      Corporate Secretary












                            BYLAWS

                              OF

              SOUTHERN CALIFORNIA EDISON COMPANY

                  AS AMENDED TO AND INCLUDING

                        JANUARY 1, 1998

PAGE

                             INDEX

                                                           Page
                 ARTICLE I -- PRINCIPAL OFFICE

Section  1.  Principal Office                                1

ARTICLE II -- SHAREHOLDERS

Section   1. Meeting Locations                               1
Section   2. Annual Meetings                                 1
Section   3. Special Meetings                                2
Section   4. Notice of Annual or Special Meeting             2
Section   5. Quorum                                          3
Section   6. Adjourned Meeting and Notice Thereof            4
Section   7. Voting                                          4
Section   8. Record Date                                     6
Section   9. Consent of Absentees                            7
Section  10. Action Without Meeting                          7
Section  11. Proxies                                         7
Section  12. Inspectors of Election                          8

                   ARTICLE III -- DIRECTORS

Section   1. Powers                                          8
Section   2. Number of Directors                             9
Section   3. Election and Term of Office                    10
Section   4. Vacancies                                      10
Section   5. Place of Meeting                               11
Section   6. Regular Meetings                               11
Section   7. Special Meetings                               11
Section   8. Quorum                                         12
Section   9. Participation in Meetings by
             Conference Telephone                           12
Section  10. Waiver of Notice                               12
Section  11. Adjournment                                    12
Section  12. Fees and Compensation                          13
Section  13. Action Without Meeting                         13
Section  14. Rights of Inspection                           13
Section  15. Committees                                     13
PAGE

                    ARTICLE IV -- OFFICERS

Section   1. Officers                                       14
Section   2. Election                                       14
Section   3. Eligibility of Chairman or President           15
Section   4. Removal and Resignation                        15
Section   5. Appointment of Other Officers                  15
Section   6. Vacancies                                      15
Section   7. Salaries                                       15
Section   8. Furnish Security for Faithfulness              16
Section   9. Chairman's Duties; Succession to
             Such Duties in Chairman's Absence or Disability16
Section  10. President's Duties                             16
Section  11. Chief Financial Officer                        16
Section  12. Vice President's Duties                        17
Section  13. General Counsel's Duties                       17
Section  14. Associate General Counsel's and Assistant General
             Counsel's Duties                               17
Section  15. Controller's Duties                            17
Section  16. Assistant Controllers' Duties                  17
Section  17. Treasurer's Duties                             17
Section  18. Assistant Treasurers' Duties                   18
Section  19. Secretary's Duties                             18
Section  20. Assistant Secretaries' Duties                  19
Section  21. Secretary Pro Tempore                          19
Section  22. Election of Acting Treasurer or Acting Secretary19
Section  23. Performance of Duties                          19

                 ARTICLE V -- OTHER PROVISIONS

Section   1. Inspection of Corporate Records                20
Section   2. Inspection of Bylaws                           21
Section   3. Contracts and Other Instruments, Loans, Notes
             and Deposits of Funds                          21
Section   4. Certificates of Stock                          22
Section   5. Transfer Agent, Transfer Clerk and Registrar   22
Section   6. Representation of Shares of Other Corporations 22
PAGE

Section   7. Stock Purchase Plans                           23
Section   8. Fiscal Year and Subdivisions                   23
Section   9. Construction and Definitions                   23

                 ARTICLE VI -- INDEMNIFICATION

Section   1. Indemnification of Directors and Officers      24
Section   2. Indemnification of Employees and Agents        25
Section   3. Right of Directors and Officers to Bring Suit  26
Section   4. Successful Defense                             26
Section   5. Non-Exclusivity of Rights                      26
Section   6. Insurance26
Section   7. Expenses as a Witness                          27
Section   8. Indemnity Agreements                           27
Section   9. Separability                                   27
Section  10. Effect of Repeal or Modification               27

              ARTICLE VII -- EMERGENCY PROVISIONS

Section   1. General                                        27
Section   2. Unavailable Directors                          28
Section   3. Authorized Number of Directors                 28
Section   4. Quorum  28
Section   5. Creation of Emergency Committee                28
Section   6. Constitution of Emergency Committee            29
Section   7. Powers of Emergency Committee                  29
Section   8. Directors Becoming Available                   29
Section   9. Election of Board of Directors                 29
Section  10. Termination of Emergency Committee             30

                  ARTICLE VIII -- AMENDMENTS

Section   1. Amendments                                     30
PAGE

                            BYLAWS


    Bylaws for the regulation, except as otherwise provided by statute or its Articles of Incorporation of


              SOUTHERN CALIFORNIA EDISON COMPANY

                  AS AMENDED TO AND INCLUDING
                        JANUARY 1, 1998


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

ARTICLE II


(c) the class and number of shares of the corporation which are beneficially owned by the shareholder; and (d) any material interest of the shareholder in the matters to be presented. Any shareholder who intends to nominate a candidate for election as a director shall also set forth in such a notice (i) the name, age, business address and residence address of each nominee that he or she intends to nominate at the meeting,
(ii) the principal occupation or employment of each nominee, (iii) the number of shares of capital stock of the corporation beneficially owned by each nominee, and (iv) any other information concerning the nominee that would be required under the rules of the Securities and Exchange Commission in a proxy statement soliciting proxies for the election of the nominee. The notice shall also include a consent, signed by the shareholder's nominees, to serve as a director of the corporation if elected. Notwithstanding anything in these Bylaws to the contrary, and subject to the provisions of any applicable law, no business shall be conducted at a special or annual meeting except in accordance with the procedures set forth in this Section 4.

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

ARTICLE II


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


Section 11.  Proxies.

       Every person entitled to vote shares has the right to do so either in person or by one or more persons, not to exceed three, authorized by a written proxy executed by such shareholder and filed with the Secretary. Subject to the following sentence, any proxy duly executed continues in full force and effect until revoked by the person executing it prior to the vote pursuant thereto by a writing delivered to the corporation stating that the proxy is revoked or by a subsequent proxy

ARTICLE III


executed by the person executing the prior proxy and presented to the meeting, or by attendance at the meeting and voting in person by the person executing the proxy; provided, however, that a proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted, written notice of such death or incapacity is received by this corporation. No proxy shall be valid after the expiration of eleven months from the date of its execution unless otherwise provided in the proxy.

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


                   ARTICLE III -- DIRECTORS


Section 1.   Powers.

       Subject to limitations of the Articles, of these Bylaws and of the California General Corporation Law relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board. The Board may delegate the management of the day-to-day operation of the business of the corporation provided that the business and affairs of the corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board. Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the Board shall have the following powers in addition to the other powers enumerated in these Bylaws:

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

       Regular meetings of the Board shall be held at the principal office of the corporation without notice on the third Thursday of the months of February, April, May, July and September, and on the second Thursday in December, at the hour of 9:00 a.m. or as soon thereafter as the regular meeting of the Board of Directors of Edison International is adjourned, and on the third Thursday in March, at the hour of 8:00 a.m. or as soon thereafter as the regular meeting of the Board of Directors of Edison International is adjourned. Call and notice of all regular meetings of the Board are not required.


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

       Notice by mail shall be deemed to have been given at the time a written notice is deposited in the United States mail, postage prepaid. Any other written notice shall be deemed to have been given at the time it is personally delivered to the recipient or is delivered to a common

ARTICLE III


carrier for transmission, or actually transmitted by the person giving the notice by electronic means to the recipient. Oral notice shall be deemed to have been given at the time it is communicated, in person or by telephone, radio or other similar means to the recipient or to a person at the office of the recipient who the person giving the notice has reason to believe will promptly communicate it to the recipient.


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

ARTICLE V


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

ARTICLE V


Section 4.   Certificates of Stock.

       Every holder of shares of the corporation shall be entitled to have a certificate signed in the name of the corporation by the Chairman of the Board, the President, or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

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

ARTICLE V


standing in the name of the corporation. The authority herein granted may be exercised either by any such officer in person or by any other person authorized so to do by proxy or power of attorney duly executed by said officer.


Section 7.   Stock Purchase Plans.

       The corporation may adopt and carry out a stock purchase plan or agreement or stock option plan or agreement providing for the issue and sale for such consideration as may be fixed of its unissued shares, or of issued shares acquired, to one or more of the employees or directors of the corporation or of a subsidiary or to a trustee on their behalf and for the payment for such shares in installments or at one time, and may provide for such shares in installments or at one time, and may provide for aiding any such persons in paying for such shares by compensation for services rendered, promissory notes or otherwise.

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

ARTICLE VI


                 ARTICLE VI -- INDEMNIFICATION

Section 1.   Indemnification of Directors and Officers.

       Each person who was or is a party or is threatened to be made a party to or is involved in any threatened, pending or completed action, suit or proceeding, formal or informal, whether brought in the name of the corporation or otherwise and whether of a civil, criminal, administrative or investigative nature (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is an alleged action or inaction in an official capacity or in any other capacity while serving as a director or officer, shall, subject to the terms of any agreement between the corporation and such person, be indemnified and held harmless by the corporation to the fullest extent permissible under California law and the corporation's Articles of Incorporation, against all costs, charges, expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that (A) the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of the corporation; (B) the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) other than a proceeding by or in the name of the corporation to procure a judgment in its favor only if any settlement of such a proceeding is approved in writing by the corporation; (C) that no such person shall be indemnified (i) except to the extent that the aggregate of losses to be indemnified exceeds the amount of such losses for which the director or officer is paid pursuant to any directors' and officers' liability insurance policy maintained by the corporation; (ii) on account of any suit in which judgment is rendered against such person for an accounting of profits made from the purchase or sale by such person of securities of the corporation pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any federal, state or local statutory law; (iii) if a court of competent jurisdiction finally determines that any indemnification hereunder is unlawful; and (iv) as to circumstances in which indemnity is expressly prohibited by Section 317 of the General Corporation Law of California (the "Law"); and (D) that no such person shall be indemnified with regard to any action brought by or in the right of the corporation for breach of duty to the corporation and its

<PAGE 24>
ARTICLE VI


shareholders (a) for acts or omissions involving intentional misconduct or knowing and culpable violation of law; (b) for acts or omissions that the director or officer believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director or officer; (c) for any transaction from which the director or officer derived an improper personal benefit; (d) for acts or omissions that show a reckless disregard for the director's or officer's duty to the corporation or its shareholders in circumstances in which the director or officer was aware, or should have been aware, in the ordinary course of performing his or her duties, of a risk of serious injury to the corporation or its shareholders; (e) for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's or officer's duties to the corporation or its shareholders; and (f) for costs, charges, expenses, liabilities and losses arising under Section 310 or 316 of the Law. The right to indemnification conferred in this Article shall include the right to be paid by the corporation expenses incurred in defending any proceeding in advance of its final disposition; provided, however, that if the Law permits the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, such advances shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts to the corporation if it shall be ultimately determined that such person is not entitled to be indemnified.


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

ARTICLE VI


Section 3.   Right of Directors and Officers to Bring Suit.

       If a claim under Section 1 of this Article is not paid in full by the corporation within 30 days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall also be entitled to be paid the expense of prosecuting such claim. Neither the failure of the corporation (including its Board, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is permissible in the circumstances because he or she has met the applicable standard of conduct, if any, nor an actual determination by the corporation (including its Board, independent legal counsel, or its shareholders) that the claimant has not met the applicable standard of conduct, shall be a defense to the action or create a presumption for the purpose of an action that the claimant has not met the applicable standard of conduct.


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

ARTICLE VI


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


              ARTICLE VII -- EMERGENCY PROVISIONS

Section 1.   General.

       The provisions of this Article shall be operative only during a national emergency declared by the President of the United States or the person performing the President's functions, or in the event of a nuclear, atomic or other attack on the United States or a disaster making it impossible or impracticable for the corporation to conduct its business

ARTICLE VII


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

ARTICLE VII


Section 6.   Constitution of Emergency Committee.

       The emergency committee shall consist of all the directors remaining after eliminating those who have ceased to be directors pursuant to Section 2, provided that such remaining directors are not less than three in number. In the event such remaining directors are less than three in number the emergency committee shall consist of three persons, who shall be the remaining director or directors and either one or two officers or employees of the corporation, as the remaining director or directors may in writing designate. If there is no remaining director, the emergency committee shall consist of the three most senior officers of the corporation who are available to serve, and if and to the extent that officers are not available, the most senior employees of the corporation. Seniority shall be determined in accordance with any designation of seniority in the minutes of the proceedings of the Board, and in the absence of such designation, shall be determined by rate of remuneration. In the event that there are no remaining directors and no officers or employees of the corporation available, the emergency committee shall consist of three persons designated in writing by the shareholder owning the largest number of shares of record as of the date of the last record date.


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

<PAGE 29>
ARTICLE VIII


board of directors, and upon such election all the powers and authorities of the emergency committee shall cease.


Section 10.  Termination of Emergency Committee.

       In the event, after the appointment of an emergency committee, a sufficient number of persons who ceased to be directors pursuant to
Section 2 become available to serve as directors, so that if they had not ceased to be directors as aforesaid, there would be enough directors to constitute the minimum number of directors required by law, then all such persons shall automatically be deemed to be reappointed as directors and the powers and authorities of the emergency committee shall be at an end.


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
















<PAGE 30>

                                                                 EXHIBIT 10.12
                             EDISON INTERNATIONAL

                     EXECUTIVE INCENTIVE COMPENSATION PLAN


                           Effective January 1, 1997



WHEREAS, it has been determined that it is in the best interest of Edison International and its affiliates to offer and maintain competitive executive compensation programs designed to attract and retain qualified executives;

WHEREAS, it has been determined that providing financial incentives to executives that reinforce and recognize corporate, organizational and individual performance and accomplishments will enhance the financial and operational performance of Edison International and its affiliates; and

WHEREAS, it has been determined that an incentive compensation program would encourage the attainment of short-term corporate goals and objectives;

NOW, THEREFORE, the Edison International Executive Incentive Compensation Plan has been established by the Compensation and Executive Personnel Committee of the Board of Directors effective January 1, 1997, and made available to eligible executives of Edison International and its participating affiliates subject to the following terms and conditions:

1. Definitions. When capitalized herein, the following terms are defined as indicated:

"Base Salary" is defined to be the annual salary of the Participant on the last day of the year worked by the Participant.

"Board" means the Board of Directors of a Company.

"CEO" means the chief executive officer of a Company.

"Chairman" means the Chairman of the Board and Chief Executive Officer of Edison International.

"Code" means the Internal Revenue Code of 1986, as amended.

"Company" means Edison International or a participating affiliate.

"Committee" means the Compensation and Executive Personnel Committee of the Edison International Board of Directors.

"Participant" means the Chairman, president, executive vice presidents, senior vice presidents, elected vice presidents, and senior managers whose participation in this Plan has been approved by the Committee, Chairman or Board.

"Plan" means the Edison International Executive Incentive Compensation
Plan.

2. Eligibility. To be eligible for the full amount of any incentive award, an individual must have been a Participant for the entire calendar year. Pro-rata awards may be distributed to Participants who are discharged for reasons other than incompetence, misconduct or fraud, or who resigned, retired or became disabled during the calendar year, or who were Participants for less than the full year. In the event of the death of a Participant during the calendar year, a pro-rata award may be made at the discretion of the Committee, the Board, or CEO having the authority to approve the Participant's award had the death not occurred.

3. Company Performance Goals. Each CEO will furnish recommended Company performance goals to the Chairman. In consultation with the Chairman, the Committee will select specific performance goals for the year. The performance goals must represent relatively optimistic, but reasonably attainable goals, the accomplishment of which will contribute significantly to the attainment of Company strategic objectives.

4. Individual Incentive Award Levels. Company, organizational and individual performance relative to the pre-established goals will determine the award a Participant can receive. The Committee will establish target award levels for the year as a percentage of base salary at the time performance goals are set. If the Committee determines individual and Company performance goals have been substantially met, Participants will be eligible for individual incentive awards at the target award levels established by the Committee. Stretch-maximum awards may be established by the Committee and earned on the basis of performance in excess of targets. All awards are discretionary and will be based on the assessment of corporate and individual performance by the Committee or the CEO.

5. Approval and Payment of Individual Awards. During the first quarter of the year following the completion of the calendar year, the Chairman, in consultation with each CEO, will assess the degree to which individual and corporate goals and objectives have been achieved. Incentive award recommendations for eligible officers will be developed. The Committee will receive a report from the Chairman as to overall Company performance, will deliberate on management recommendations, and will approve, or recommend for approval by the applicable Board, the officer awards.
Awards to non-officers will be determined and approved by the CEO of each Company, or his/her designee. All decisions of the Committee, the Chairman and the CEOs regarding individual incentive awards will be final and conclusive.

Incentive award payments will be made as soon as practical following the appropriate approval. Payment will be made in cash except to the extent an eligible Participant has previously elected to defer payment of some or all of the award pursuant to the terms of a deferred compensation plan of the Company or to the extent the Committee or Board elects to defer payment of some or all of the award. Awards made will be subject to any income or payroll tax withholding or other deductions as may required by Federal, State or local law.

Awards under this Plan will not be considered to be salary or other compensation for the purpose of computing benefits to which the Participant may be entitled under any qualified Company retirement plan, including but not limited to the SCE Retirement Plan, the SCE Stock Savings Plus Plan, or any other plan or arrangement of the Company for the benefit of its employees if such plan or arrangement is a plan qualified under Section 401(a) of the Code and is a trust exempt from Federal income tax under Section 501(a) of the Code. Awards may be considered compensation for nonqualified plan purposes depending on the terms and conditions of the particular nonqualified plan.

Awards payable to Participants under this Plan shall constitute an unsecured general obligation of the Company, and no special fund or trust will be created, nor will any notes or securities be issued with respect to any awards.

6. Plan Modifications and Adjustments. In order to ensure the incentive features of the Plan, avoid distortion in its operation and compensate for or reflect extraordinary changes which may have occurred during the calendar year, the Committee may make adjustments to the Company performance goals or other Plan terms and conditions before, during or after the end of the calendar year to the extent it determines appropriate in its sole discretion. Adjustments to the Plan shall be conclusive and binding upon all parties concerned. The Plan may be modified or terminated by the Committee at any time.

7. Plan Administration. This Plan and any officer awards made pursuant to it are to be approved by the Committee, or the Board of the participating affiliate after review by the Committee. Each CEO, or his/her delegate, shall approve any non-officer awards. Administration of the Plan is otherwise delegated to the Edison International Vice President of Human Resources and designees acting under his/her direction. Such vice president is authorized to approve ministerial amendments to the Plan, to interpret Plan provisions, and to approve changes as may be required by law or regulation. No Company, Board, Committee or individual shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of the Plan.

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

9. Beneficiaries. Any award approved following the death of a Participant will be made to the Participant's most recently designated beneficiary or beneficiaries under the Long-Term Incentive Compensation Plan of the Company. If no beneficiary has been designated by the Participant, or if no beneficiary survives the Participant, or if a designated beneficiary should die after surviving the Participant but before the award has been paid, any award approved will be paid in a lump-sum payment to the Participant's estate as soon as practicable.

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


                                      EDISON INTERNATIONAL


                                      Lillian R. Gorman
                                      --------------------------
                                      Lillian R. Gorman
                                      Vice President






<page 4>

                                               EXHIBIT 10.14

                    EDISON INTERNATIONAL
             SOUTHERN CALIFORNIA EDISON COMPANY

                RETIREMENT PLAN FOR DIRECTORS

                   As Amended May 15, 1997


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

(b) A break in service on the Board of Edison International or Southern California Edison Company which was required to allow the director to render a period of uninterrupted high-level government service, and which was followed by reelection to that Board within 12 months after the completion of such government service, will be recognized under this Plan as a period of service on that Board.

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


                            EDISON INTERNATIONAL AND
                            SOUTHERN CALIFORNIA EDISON COMPANY


                            Beverly P. Ryder
                            ___________________________________
                            Beverly P. Ryder, Secretary







<page 3>

                                                      EXHIBIT 10.16
                        EDISON INTERNATIONAL

            OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN


             Amended and Restated as of January 1, 1997



WHEREAS, the Officer Long-Term Incentive Compensation Plan was approved by the shareholders of SCEcorp on April 16, 1992 and was amended and restated as the Edison International Officer Long-Term Incentive
Compensation Plan ("Plan") on February 15, 1996; and

WHEREAS, it is deemed appropriate to amend and restate the Plan to reflect certain Security and Exchange Commission rule changes, and Plan amendments addressing administration and change of control;

NOW, THEREFORE, the Plan is restated subject to the following terms and conditions:


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

"Rule 16b-3" means Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and effective August 15, 1996.

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

3. Aggregate Awards Under Plan.
Pursuant to the terms of the Plan, and subject to the provisions of this
Section 3 and Section 16 of the Plan, the aggregate number of shares of Common Stock that may be issued or transferred pursuant to Incentive Awards, and the total aggregate value of Incentive Awards other than Dividend Equivalents which are payable in a form other than Common Stock, will not exceed 3 million shares, or the fair market value of such shares as determined on the dates of payment of the Incentive Awards. On an annual basis, as long as any Incentive Awards are outstanding and have not been paid, Dividend Equivalents payable in cash will not exceed the annual dividend payable on 3 million shares of Common Stock.

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

4. Administration.
The Plan will be administered by the Committee, which will consist of those directors on the Compensation and Executive Personnel Committee of the Board who qualify as Non-Employee Directors under Rule 16b-3. The Board shall ensure at least two members are qualified to administer the Plan.

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

Each Incentive Award will be evidenced by a written instrument and may include any other terms and conditions consistent with the Plan as the Committee may in its discretion determine. The date of grant of an Incentive Award will be the date of the Agreement between the Company and the Participant.

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

   (iii) Each certificate representing Restricted Stock granted or awarded pursuant to the Plan will bear a legend making appropriate reference to the restrictions imposed on the Restricted Stock.

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

   (iii) only at the time of grant if related to an Incentive Stock
         Option.

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

(g) The Committee may, at the time a Stock Appreciation Right is granted, impose such conditions on the exercise of the Stock Appreciation Right as may be required to satisfy the requirements of Rule 16b-3, as applicable (or any other comparable provisions in effect at the time or times in question). Without limiting the generality of the foregoing, the Committee may determine that a Stock Appreciation Right may be exercised only during the period beginning on the third business day and ending on the twelfth business day following the publication of Edison International's quarterly and annual summarized financial data.

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

Notwithstanding anything to the contrary contained in this Plan, if the written instrument evidencing any Incentive Award states that the Incentive Award(s) will be paid in cash, the Committee may not make a Stock Payment in lieu thereof, and the Incentive Award(s) will be redeemable or exercisable by the Holder only for cash.

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

Notwithstanding the foregoing, if a reorganization, merger, consolidation, or other corporate transaction is consummated following and related to the occurrence of a Distribution Date, as that term is defined in the Rights Agreement approved by the Edison International Board of Directors on November 20, 1996, as a result of which Edison International is not the surviving corporation, all Options, Stock Appreciation Rights, and other Incentive Awards then outstanding under the Plan will fully vest and all restrictions on Restricted Stock will immediately cease. This Plan may not be terminated, nor may any Incentive Award be cashed out, modified or terminated without the consent of the holder, by Edison International or its successor in interest during the subsequent period necessary to allow Incentive Awards to remain exercisable for at least two years following the close of the transaction, or where applicable, through the first exercise period occurring at least two years after the close of the transaction. During such subsequent period, valuation procedures and exercise periods will occur on a basis consistent with past practice.

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

(d) No Holder (individually or as a member of a group) and no beneficiary or other person claiming under or through such Holder will have any right, title, or interest in or to any shares of Common Stock allocated or reserved under the Plan or subject to any Incentive Award except as to such shares of Common Stock, if any, that have been issued or transferred to such Holder.

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

(f) No Incentive Award and no right under the Plan, contingent or otherwise, will be assignable or subject to any encumbrance, pledge, or charge of any nature, or otherwise transferable (meaning, without limitation, that such Incentive Award or right is exercisable during the Holder's lifetime only by him or her or by his or her guardian or legal representative) except that, under such rules and regulations as Edison International may establish pursuant to the terms of the Plan, a beneficiary may be designated with respect to an Incentive Award in the event of death of a Holder of such Incentive Award, and Incentive Awards may be transferred pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the regulations promulgated thereunder. If such beneficiary is the executor or administrator of the estate of the Holder of such Incentive Award, any rights with respect to such Incentive Award may be transferred to the person or persons or entity (including a trust) entitled thereto under the will of the Holder of such Incentive Award, or, in the case of intestacy, under the laws relating to intestacy.

(g) Notwithstanding Section 17(f), the Committee may, to the extent permitted by applicable law and Rule 16b-3, as applicable, permit a Holder to assign the rights to exercise Options or Rights to a trust or to exercise options or rights in favor of a trust, provided that, in the case of Incentive Stock Options, such exercise in favor of a trust shall be permitted only if and to the extent that such exercise is not deemed to be a transfer to or exercise by someone other than the Holder in contravention of Section 422A(b)(5) of the Code.

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


                               EDISON INTERNATIONAL



                               Lillian R. Gorman
                               -------------------------------
                               Lillian R. Gorman
                               Vice President









<page 13>

                                                         EXHIBIT 10.16.3

                               EDISON INTERNATIONAL

           OFFICER AND MANAGEMENT LONG-TERM INCENTIVE COMPENSATION PLANS

                               1997 AWARD AGREEMENT


This award is made by Edison International to "NAME" ("Employee"), as of January 2, 1997, pursuant to the Officer or Management Long-Term Incentive Compensation Plan. Edison International hereby grants to Employee, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option to purchase the following:


                     "EIX" shares of authorized Edison
                     International Common Stock, coupled with dividend equivalents, at an exercise price of $19.75 per share.

"EME" shares of Edison Mission Energy                          "EC" shares of Edison Capital phantom
phantom stock having a base price of                           stock having a base price of $105.7676 per
$120.5499 per share and the following                          share and the following projected exercise
projected exercise prices based on the                         prices based on the current cost of
current cost of capital:                                       capital:
----------------------------------------------                 ---------------------------------------------
Period     Price $        Period       Price $                  Period     Price $    Period       Price $
------     -------        ------       -------                  ------     -------    ------       --------
1998       135.0159       2003         237.9441                 1998       113.9969   2003         165.5692
1999       151.2178       2004         266.4974                 1999       122.8317   2004         178.4008
2000       169.3639       2005         298.4771                 2000       132.3511   2005         192.2268
2001       189.6876       2006         334.2944                 2001       142.6083   2006         207.1244
2002       212.4501       2007         374.4097                 2002       153.6605   2007         223.1766
-----------------------------------------------                 ---------------------------------------------

This award is made subject to the conditions contained in the 1997 Statement of Terms and Conditions which is incorporated herein by reference and receipt of which is acknowledged by Employee. Employee hereby consents to the amendment of the terms and conditions of any prior phantom stock award to incorporate the repricing mechanism described in
Section 5 of the 1997 Statement of Terms and Conditions.

IN WITNESS WHEREOF, Edison International and Employee have caused this instrument to be executed as of the day and year first written above.

Edison International                                     Employee



By:_______________________________            _______________________________

Edison International Officer and Management Long-Term Incentive
Compensation Plans

1997 Statement of Terms and Conditions


1997 awards made under the Edison International Officer and Management Long-Term Incentive Compensation Plans are subject to the following terms and conditions:

1.  PRICE
(a) The exercise price for the option to purchase Edison International Common Stock (EIX Stock) stated in the Award Certificate is the average of the high and low sales prices of EIX Stock as reported in the Western Edition of The Wall Street Journal for the New York Stock Exchange Composite Transactions for the date of the award.

(b) The annual exercise price for each affiliate phantom option (Affiliate Option) will be the base price stated in the Award Certificate escalated by an annual compound appreciation rate linked to the affiliate's cost of capital plus an overhead allowance. Upon any significant subsequent change in the affiliate's cost of capital, the Affiliate Option exercise price for that year may be redetermined and prospectively indexed reflecting the affiliate's revised appreciation rate.

2. VESTING
(a) Subject to the provisions of Section 3, options may only be exercised to the extent vested. The initial vesting date will be January 2nd of the year following the date of the award, or six months after the date of the award, whichever date is later. The options will vest as follows:

o On the initial vesting date, the options will vest as to 33-1/3% of the covered shares.
o On January 2nd of the following year, the options will vest as to an additional 33-1/3% of the covered shares.
o On January 2nd of the third year following the date of the award, the options will be fully vested.

(b) The vested portions of the options will accumulate to the extent not exercised, and be exercisable by the Employee subject to the provisions of Section 3, in whole or in part, in any subsequent period but not later than the first business day of the 10th year following the date of the award, or, in the case of Affiliate Options, not later than the end of the final 60-day exercise period.

(c) If an Employee is removed from a position entitling him/her to benefits under the Plan, retires, dies or is permanently and totally disabled during the three-year vesting period, the options will vest and be exercisable to the extent of 1/36th of the aggregate number of shares stated in the Award Certificate for each full month of service during the vesting period. Notwithstanding the foregoing, the options of an officer who has served as a member of the Southern California Edison Company Management Committee will be fully vested and exercisable upon his/her retirement, death or permanent and total disability.

(d) Upon termination of an Employee for any reason other than those specified in Subsection (c), only that portion of the options which has vested as of the prior vesting date may be exercised, and that portion, together with any earned dividend equivalents, will be forfeited unless exercised within 180 days following the date of termination, or in the case of Affiliate Options, the first 60-day exercise period following the date of termination.

(e) Notwithstanding the foregoing, the options and earned dividend equivalents may vest in accordance with Section 16 of the Plan as a result of certain events, including liquidation of Edison International or merger, reorganization or consolidation of Edison International as a result of which Edison International is not the surviving corporation. Upon a change of control of Edison International following the occurrence of a Distribution Date, as that term is defined in the Rights Agreement approved by the Edison International Board of Directors on November 20, 1996, the options will vest and will remain exercisable for at least two years following the Distribution Date, or in the case of Affiliate Options, through the first exercise period occurring at least two years after such date. During that period, (i) the Plan may not be terminated,
(ii) individual awards may not be cashed out, terminated, or modified without the Employee's consent, and (iii) valuation procedures and exercise periods will occur on a basis consistent with past practice.

3. OPTION EXERCISE
(a) The Employee may exercise an option by providing written notice to Edison International on the form prescribed by Edison International for this purpose specifying the number of shares to be purchased, and accompanied by full payment of the exercise price for the shares. A sample notice is attached as Exhibit 1. Payment must be in cash, or its equivalent, such as EIX Stock, acceptable to Edison International. A "cashless" exercise will be accommodated for all Affiliate Options, and may be accommodated for Edison International Options at the discretion of Edison International. Until payment is accepted, the Employee will have no rights in the optioned stock. If Edison International Options are exercised, the Employee may elect to apply any earned dividend equivalents related to the shares for which the options are being exercised to the exercise price for such shares.

(b) Edison International Options may be exercised at any time after they have vested through the first business day of the 10th calendar year following the date of the award. Affiliate Options may be exercised after they have vested, but only during an annually specified 60-day period following the fiscal year end and the completion of an independently reviewed valuation report which indicates a share value for the fiscal year higher than the applicable Affiliate Option exercise price for that period. The final 60-day Affiliate Option exercise period will commence no later than the end of the second quarter of the 10th calendar year following the date of the award. Subject to Section 8, Affiliate Options are payable in cash upon exercise to the extent the actual value of an affiliate share exceeds the applicable exercise price.

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

(d) In accordance with Section 17(d) of the Plan, the Employee will have no right or claim to any specific funds, property or assets of Edison International as a result of the award.

4. EDISON INTERNATIONAL OPTION DIVIDEND EQUIVALENTS
(a) An Edison International Dividend Equivalent Account will be established on behalf of the Employee if Edison International Options have been granted pursuant to the award. This account may be credited with all or a portion of the dividends payable after the date of the award on the number of shares of stock covered by such Edison International Options depending upon Edison International's performance during the first three years of the option period as provided in Subsection (b). No amount will be credited prior to January 2nd of the third year following the date of the award. No dividend equivalent will accrue to any option exercised during that period regardless of Edison International performance. Dividend equivalents credited after that date, if any, will accumulate in this account without interest and will vest and become payable upon the exercise of the option to purchase the corresponding shares of EIX Stock.

(b) Dividend equivalents related to Edison International Options are subject to a performance measure based on the percentile ranking of Edison International's total shareholder return ("TSR") compared to the TSR for each stock in the Dow Jones Electric Utilities Group Index. The percentile ranking will be measured at the completion of the first three years of the option term . If Edison International's average ranking is in the 60th percentile or higher for the 3-year period, 100% of the dividend equivalents will be

<page 2>
earned from the date of grant through the date the options are exercised. If Edison International's average ranking is in the 25th percentile, 25% of the dividend equivalents will be earned. No dividend equivalents will be earned for performance below the 25th percentile, and a pro rata amount will be earned for performance between the 25th and 60th percentiles.

Dividend equivalents related to unexercised Edison International Options that were not earned due to the limitations of this Subsection (b) may be earned back as of the end of each of the last five years of the option period if it is determined at that point that the Edison International cumulative average TSR percentile ranking equals or exceeds the 60th percentile.

5. AFFILIATE OPTION PERFORMANCE UNITS
The Affiliate Options are performance units under the Plan based on shares of artificial or "phantom" stock created for this purpose only. The Affiliate Option exercise prices were derived by applying a compound annual appreciation rate, based on the affiliate's cost of capital and an allowance for corporate overhead, to the base price of a share. Following the end of each calendar year during the option term, new affiliate share prices will be computed. If a change in the affiliate's cost of capital has occurred that significantly affects the new share price valuation, the Affiliate Option exercise prices may be redetermined (i) for that year to reflect the same intrinsic value result (gain or loss) that would have existed using the previous cost of capital, and (ii) for subsequent years by applying the revised appreciation rate. If the affiliate share value exceeds the exercise price for that period, any portion of the vested Affiliate Option may be exercised by the Employee in accordance with
Section 3 and the difference will be paid in cash to the Employee.

6. TRANSFER AND BENEFICIARY
The options will not be transferable by the Employee. During the lifetime of the Employee, the options will be exercisable only by him/her. The Employee may designate a beneficiary who, upon the death of the Employee, will be entitled to exercise the then vested portion of the options during the remaining term subject to the provisions of the Plan and these terms and conditions.

7. TERMINATION OF OPTIONS
As set forth in Section 2(d), in the event of termination of the employment of the Employee for any cause, other than retirement, permanent and total disability or death of the Employee, the options will terminate 180 days from the date on which such employment terminated, or in the case of Affiliate Options, at the end of the first 60-day exercise period following the employment termination date. In addition, the options may be terminated if Edison International elects to substitute cash awards as provided under Section 11.

8. TAXES
Edison International will have the right to retain and withhold the amount of taxes required by any government to be withheld or otherwise deducted and remitted with respect to the exercise of any Edison International or Affiliate option, the receipt of cash, or the receipt or application of any dividend equivalents to the exercise price. In its discretion, Edison International may require the Employee to reimburse Edison International for any such taxes required to be withheld by Edison International and may withhold any distribution in whole or in part until Edison International is so reimbursed. In lieu thereof, Edison International will have the right to withhold from any other cash amounts due from Edison International to the Employee an amount equal to such taxes required to be withheld by Edison International to reimburse Edison International for any such taxes or to retain and withhold a number of shares of EIX Stock having a market value equal to the taxes and cancel (in whole or in part) the shares in order to reimburse Edison International for the taxes.

Each recipient of an Edison International Option must attach a statement to his/her federal and state tax returns for the year in which the Edison International Option was granted containing certain information about the option. A sample statement is attached as Exhibit 2.

9. CONTINUED EMPLOYMENT
(a) In consideration of the granting of such options to him/her, the Employee agrees that he/she will remain in the continuous service of Edison International or an Edison International affiliate as an officer or employee during the term of the award. In the event employment is terminated, except as a result of death, disability, or retirement under the Southern California Edison Company Retirement Plan, or a successor plan, whether voluntarily or otherwise, the restrictions of Section 2(d) will apply.

(b) Nothing in the Award Certificate or this Statement of Terms and Conditions will be deemed to confer on the Employee any right to continue in the employ of Edison International or an Edison International affiliate or interfere in any way with the right of the employer to terminate his/her employment at any time.

10. NOTICE OF DISPOSITION OF SHARES
Employee agrees that if he/she should dispose of any shares of stock acquired on the exercise of the Edison International Options, including a disposition by sale, exchange, gift or transfer of legal title within six months from the date such shares are transferred to the Employee, the Employee will notify Edison International promptly of such disposition.

11. AMENDMENT
The options and dividend equivalents are subject to the terms of the Plan as amended. Edison International reserves the right to substitute cash awards substantially equivalent in value to the options and dividend equivalents. The options and dividend equivalents may not otherwise be restricted or limited by any Plan amendment or termination approved after the date of the award without the Employee's written consent.

12. FORCE AND EFFECT
The various provisions herein are severable in their entirety. Any determination of invalidity or unenforceability of any one provision will have no effect on the continuing force and effect of the remaining provisions.

13. GOVERNING LAW
The terms and conditions of the options and dividend equivalents will be construed under the laws of the State of California.

14. NOTICE.
Unless waived by Edison International, any notice required under or relating to the options and dividend equivalents must be in writing, with postage prepaid, addressed to: Edison International, Attn: Corporate Secretary, P.O. Box 800, Rosemead, CA 91770



Lillian R Gorman
_________________________
Lillian R. Gorman
Vice President, Human Resources

                                               EXHIBIT 1


Date_________________



Corporate Secretary
Edison International
P.O. Box 800
Rosemead, CA 91770


Dear Sir or Madam:

    I hereby elect to exercise an option to purchase _____________ shares, no par value, of the Common Stock of Edison International under and pursuant to the _______________ (specify Officer or Management) Long-Term Incentive Compensation Plan Award Certificate dated ___________________. Delivered herewith is my check in the amount of $_______________in full payment of the exercise price.

    I elect/do not elect to apply any corresponding dividend equivalents to the exercise price.

    The name(s) to be on the stock certificate or certificates and the address and Social Security Number of such person is as follows:

    Name:

    Address:

    Social Security Number:

                              - AND/OR -

    I hereby elect to exercise an option to purchase _________ shares of ____ (specify Affiliate name) phantom stock pursuant to the __________ (specify Officer or Management) Long-Term Incentive Compensation Plan Award Certificate dated________________.

                            Very truly yours,



cc:  Executive Compensation Manager

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


Respectfully Submitted,

                    RESOLUTION OF THE BOARD OF DIRECTORS OF

                      SOUTHERN CALIFORNIA EDISON COMPANY

                             Adopted May 15, 1996

                           RE: DIRECTOR RESIGNATION



          WHEREAS, Howard P. Allen has tendered his resignation as a director of this corporation after a long and distinguished career as an employee and director; and

          WHEREAS, the Board of Directors of this corporation desires that Mr. Allen remain available to the corporation for advice and consultation;

          NOW, THEREFORE, BE IT RESOLVED, that Mr. Allen's resignation is accepted with regret and that the terms and conditions of the consulting arrangement set forth in the attached Schedule A are approved.

          BE IT FURTHER RESOLVED, that the Chief Executive Officer is authorized to execute any agreement or other document, or take any other action deemed necessary or appropriate in his discretion, to implement the intent of this resolution.

                                  SCHEDULE A

                    Terms and Conditions of Howard P. Allen
                            Consulting Arrangement




Term:  May 15, 1997 - May 14, 2002

Compensation: Amounts equal to those that would otherwise have been payable to Mr. Allen as a director through April 16, 1998 (his normal retirement date from the Board), will be deposited in his account in the Director Deferred Compensation Plan.

Affected corporate and Board benefit plan payments will commence in accordance with the terms of the plans as if Mr. Allen retired from the Board on April 16, 1998.


APPROVED:



John E. Bryson
----------------------
John E. Bryson
Chairman of the Board



Bryant C. Danner
----------------------
Bryant C. Danner
Executive Vice President and General Counsel

                                                                 EXHIBIT 10.21
                    RESOLUTION OF THE BOARD OF DIRECTORS OF

                      SOUTHERN CALIFORNIA EDISON COMPANY

                             Adopted May 15, 1997

            RE: ELECTION AND COMMITTEE APPOINTMENTS OF NEW DIRECTOR

          WHEREAS, the Nominating Committee of the Board of Directors of this corporation has nominated Warren Christopher to be re-elected as a director of this corporation;

          WHEREAS, Howard P. Allen has submitted his resignation as a director of this corporation effective immediately following this regular meeting of the Board of Directors, and he serves as Chairman of the Executive Committee and as a member of the Finance Committee of the Board of Directors of this corporation;

          WHEREAS, pursuant to Article III, Section 2 of the Bylaws of this corporation, the exact number of Directors is fixed at 18, and the addition of Mr. Christopher will increase the number of Directors to 19, until Mr. Allen's resignation is effective;

          WHEREAS, the charter of the Executive Committee of the Board of Directors of this corporation provides that any vacancy created by any member ceasing to be a director shall be filled by the Board of Directors of this corporation and the Board shall designate one Committee member to be chairman; and

          WHEREAS, the charter of the Finance Committee of the Board of Directors of this corporation provides that any vacancy created by any member ceasing to be a director shall be filled by the Board of Directors of this corporation or left unfilled at the Board's discretion, and the Board desires to fill such vacancy;

          NOW, THEREFORE, BE IT RESOLVED, that pursuant to Article III,
Section 2 of the Bylaws, the exact number of Directors is fixed at 19 for this regular meeting of this Board of Directors, and the exact number of Directors is fixed at 18 immediately following this regular meeting of this Board of Directors;

          BE IT FURTHER RESOLVED, that Warren Christopher is elected a director of this corporation, effective immediately, including for this regular meeting of the Board of Directors, subject to the terms and conditions set forth on the attached Schedule A.

          BE IT FURTHER RESOLVED, that Mr. Christopher is hereby appointed a member and Chairman of the Executive Committee, and a member of the Finance Committee of the Board of Directors of this corporation effective immediately following this regular meeting of the Board of Directors.

APPROVED:

John E. Bryson
-------------------------------------------
John E. Bryson
Chairman of the Board


Bryant C. Danner
-------------------------------------------
Executive Vice President and General Counsel

                                  SCHEDULE A

                              Warren Christopher
                         Election Terms and Conditions


o Except as provided below, all regular director compensation and benefits shall apply.

o Age restrictions applicable to nominees for director will be waived as to Mr. Christopher until the annual meeting of shareholders in April, 2002.

o Retirement benefits and deferred compensation attributable to prior Board service will continue to be paid. Any retirement benefits or deferred compensation attributable to later periods will be payable in accordance with the terms of the plans upon Mr. Christopher's subsequent retirement from the board.

o A 500 share grant of Edison International stock will be awarded upon initial election to the Boards of Edison International and Southern California Edison Company.



PAGE

                                                                 EXHIBIT 12

        SOUTHERN CALIFORNIA EDISON COMPANY AND CONSOLIDATED UTILITY-RELATED
                                    SUBSIDIARIES

                        RATIOS OF EARNINGS TO FIXED CHARGES

                                (Thousands of Dollars)

                                                         Year Ended December 31,
                                                         ----------------------
                                    1991         1992         1993         1994         1995        1996
                                    ----         ----         ----         ----         ----        ----
EARNINGS BEFORE INCOME
 TAXES AND FIXED CHARGES:
Income before interest
 expense(1)                      $1,190,051   $1,127,275   $1,081,800   $1,143,477   $1,108,410  $1,049,866
Add:
 Taxes on income(2)                 443,548      408,033      452,091      509,632      511,819     520,468
 Rentals(3)                           4,460        3,463        3,512        4,018        3,269       2,639
 Allocable portion of interest
  on long-term contracts for
  the purchase of power(4)            1,908        1,890        1,870        1,848        1,824       1,797
 Spent nuclear fuel interest(6)       1,339          487           68            -            -           -
 Amortization of previously
  capitalized fixed charges          22,344        4,878        2,271        1,185          814       1,127
                                 ----------   ----------   ----------    ---------    ---------   ---------
Total earnings before
 income taxes and fixed
 charges (A)                     $1,663,650   $1,546,026   $1,541,612   $1,660,160   $1,626,136  $1,575,897
                                 ==========   ==========   ==========   ==========   ==========  ==========


FIXED CHARGES:
 Interest and amortization       $  517,142   $  449,230   $  443,219   $  463,786   $  453,015  $  444,272
 Rentals(3)                           4,460        3,463        3,512        4,018        3,269       2,639
 Capitalized fixed charges-
  nuclear fuel(5)                       873          978          254        1,531        1,711       2,398
 Allocable portion of interest
  on long-term contracts for
  the purchase of power(4)            1,908        1,890        1,870        1,848        1,824       1,797
Spent nuclear fuel interest(6)        1,339          487           68            -            -           -
                                 ----------   ----------   ----------   ----------   ----------  ----------

Total fixed charges(B)           $  525,722   $  456,048   $  448,923   $  471,183   $  459,819  $  451,106
                                 ==========   ==========   ==========   ==========   ==========  ==========

RATIO OF EARNINGS TO
 FIXED CHARGES(A)/(B):                 3.16         3.39         3.43         3.52         3.54        3.49
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

































                                       1997 Annual Report
PAGE

A Profile of Southern California Edison Company







Southern California Edison (SCE) is one of the nation's largest electric utilities. Headquartered in Rosemead, California, SCE is a subsidiary of Edison International, which is primarily an energy-services company.

SCE, a 111-year-old investor-owned utility, serves 4.3 million customers in Central and Southern California. More than 11 million people live in its 50,000-square-mile service territory.




                      Contents

1       Selected Financial and Operating Data: 1993-1997
2       Management's Discussion and Analysis of
        Results of Operations and Financial Condition
15      Consolidated Financial Statements
19      Notes to Consolidated Financial Statements
40      Quarterly Financial Data
41      Responsibility for Financial Reporting
42      Report of Independent Public Accountants
43      Board of Directors
43      Management Team



PAGE

Selected Financial and Operating Data:  1993-1997
Southern California Edison Company

Dollars in millions                                    1997          1996        1995         1994           1993
------------------------------------------------------------------------------------------------------------------
Income statement data:

Operating revenue                                      $ 7,953    $ 7,583      $ 7,873        $ 7,799      $ 7,397
Operating expenses                                       6,893      6,450        6,724          6,705        6,232
Fuel and purchased power expenses                        3,735      3,336        3,197          3,403        3,290
Income tax from operations                                 582        578          560            508          506
Allowance for funds used during construction                17         25           34             29           36
Interest expense - net                                     444        453          464            443          449
Net income                                                 606        655          680            639          678
Earnings available for common stock                        576        621          643            599          637
Ratio of earnings to fixed charges                        3.49       3.54         3.52           3.43         3.39
------------------------------------------------------------------------------------------------------------------

Balance sheet data:

Assets                                                 $18,059    $17,737      $18,155        $18,076      $18,098
Gross utility plant                                     21,483     21,134       20,717         20,127       19,441
Accumulated provision for depreciation and
  decommissioning                                       10,544      9,431        8,569          7,710        7,138
Common shareholder's equity                              3,958      5,045        5,144          5,039        4,932
Preferred stock:
   Not subject to mandatory redemption                     184        284          284            359          359
   Subject to mandatory redemption                         275        275          275            275          275
Long-term debt                                           6,145      4,779        5,215          4,988        5,234
Capital structure:
   Common shareholder's equity                           37.5%      48.6%        47.1%          47.3%        45.7%
   Preferred stock:
      Not subject to mandatory redemption                 1.7%       2.7%         2.6%           3.3%         3.3%
      Subject to mandatory redemption                     2.6%       2.7%         2.5%           2.6%         2.5%
   Long-term debt                                        58.2%      46.0%        47.8%          46.8%        48.5%
------------------------------------------------------------------------------------------------------------------

Operating data:

Peak demand in megawatts (MW)                           19,118     18,207       17,548         18,044       16,475
Generation capacity at peak (MW)                        21,511     21,602       21,603         20,615       20,606
Kilowatt-hour sales (kWh) (in millions)                 77,234     75,572       74,296         77,986       73,308
Average annual kWh sales per residential
   customer                                              6,399      6,322        6,188          6,259        6,070
Total energy requirement (kWh) (in millions)            86,849     84,236       81,924         85,011       81,328
Energy mix:
   Thermal                                               44.7%      47.6%        51.6%          59.5%        53.8%
   Hydro                                                  6.5%       6.9%         7.7%           3.9%         7.3%
   Purchased power and other sources                     48.8%      45.5%        40.7%          36.6%        38.9%
Customers (in millions)                                   4.25       4.22         4.18           4.15         4.12
Full-time employees*                                    12,642     12,057       14,886         16,351       16,585

*1993-1994 are based on twelve-month averages.
------------------------------------------------------------------------------------------------------------------

Management's Discussion and Analysis of Results of Operations and Financial Condition

In the following Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this annual report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including the beginning of direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest rates;
new or increased environmental liabilities; and other unforeseen events.

Results of Operations

Earnings

Southern California Edison Company's (SCE) 1997 earnings were $576 million, compared with $621 million in 1996 and $643 million in 1995.
SCE's earnings include special charges of $18 million in 1996 for workforce management costs and reserves, and $15 million in 1995 for workforce management expenses. Before special charges, earnings declined
$63 million in 1997 from the prior year, mainly due to the extended outage and lower return at the San Onofre Nuclear Generating Station. The decline was partially offset by higher sales and lower non-nuclear operating expenses. The $19 million decrease in 1996 earnings from 1995
(excluding nonrecurring charges) is mainly attributable to a reduction in authorized rates of return and authorized operating expenses, partially offset by improved operating performance.

Operating Revenue

Operating revenue increased 5% over 1996, due to an increase in sales volume and customer refunds in 1996. There were no comparable refunds in 1997. The increase in volume is mainly attributable to the overall increase in retail sales among residential and commercial customers.
Operating revenue in 1996 decreased 4% from 1995, as increased sales volume was more than offset by lower average rates. The lower rates were attributable to the California Public Utilities Commission's (CPUC) decision to lower SCE's 1996 authorized revenue by 4.4%. Additionally, during 1996, SCE's customers received a one-time bill credit totaling
$237 million as part of a CPUC-ordered refund of energy cost balancing account overcollections. In 1997, over 98% of SCE's operating revenue was from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warm weather during the summer months, operating revenue during the third quarter of each year is significantly higher than the other quarters.

The changes in operating revenue resulted from:

In millions                             Year ended December 31,                    1997        1996        1997
------------------------------------------------------------------------------------------------------------------
Operating revenues
   Rate changes (including refunds)                                                   $173      $ (522)       $168
   Sales volume changes                                                                193         206        (129)
   Other                                                                                 4          26          35
------------------------------------------------------------------------------------------------------------------
Total                                                                                 $370       $(290)       $ 74
------------------------------------------------------------------------------------------------------------------

Legislation enacted in September 1996 provided for, among other things, at least a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers in 1998 and other rates to remain frozen at the June 10, 1996, level (system average of 10.1 cents per kilowatt-hour). See discussion in Competitive Environment.

                                          Southern California Edison Company
Operating Expenses

Fuel expense increased 40% in 1997. The increase is primarily due to a $174 million gas contract termination payment during the third quarter, combined with higher gas prices and the extended refueling outages at San Onofre. San Onofre Unit 2 was shut down during the entire first quarter of 1997, Unit 3 was shut down 80 days of the second quarter and both units had a combined outage time of 30 days during the third quarter, which resulted in an overall increase in gas-powered generation for the year. There were no comparable outages in 1996. Fuel expense increased 11% in 1996, compared to 1995, due to higher gas prices and changes in the fuel mix.

Purchased-power expense increased slightly in 1997 and 1996, due to increases in spot market purchases and increases in power purchased under federally mandated contracts. SCE is required under federal law to purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. In 1997, SCE paid about $1.6 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased substantially in 1997, due to undercollections in the energy cost balancing account as actual energy costs (including the gas termination payments discussed above) exceeded CPUC-authorized fuel and purchased-power cost estimates. In addition, there were undercollections associated with SCE's direct access activities (see discussion in Competitive Environment - Direct Customer Access), research and development activities and San Onofre. These undercollections were offset by overcollections related to actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized estimates and the final settlement of SCE's Canadian supply and transportation contracts (see discussion in Regulatory Matters). The provisions for regulatory adjustment clauses also decreased in 1996 from 1995 due to lower than authorized base-rate revenue, undercollections related to the accelerated recovery of SCE's remaining investment in San Onofre Units 2 and 3, and the $237 million refund to ratepayers during 1996 for prior energy cost balancing account overcollections.

Maintenance expense increased 23% in 1997, due to increased maintenance costs for the scheduled refueling outages at the San Onofre units and SCE's transmission and distribution operating facilities.

Depreciation and decommissioning expense increased 17% in 1997. The increase is due to increases in plant assets and the accelerated recovery of the Palo Verde Nuclear Generating Station units effective January 1997. Depreciation and decommissioning expense increased 12% in 1996, compared to 1995, due to higher depreciation rates and the accelerated recovery of San Onofre Units 2 and 3 starting in April 1996.

Property and other taxes decreased 32% in 1997, due to a reclassification of payroll taxes to operation and maintenance expense.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde units. The deferred revenue (including interest) was collected evenly over the final six years of each unit's plan. The plan ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively. The provision is non-cash offset to the collection of deferred revenue.

Interest and dividend income increased 18% in 1997, due to increases in interest earned on SCE's balancing accounts and increases in dividend income from its equity investments.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Other nonoperating income decreased substantially in 1997, due to additional accruals for regulatory matters associated with the restructuring of California's electric utility industry. Other nonoperating income also decreased in 1996, compared to 1995, due to regulatory accruals in 1996.

Interest Expense

Interest on long-term debt decreased 9% in 1997, due to the early retirement of $400 million of first and refunding mortgage bonds in July 1997, partially offset by additional interest expense associated with the issuance of approximately $2.5 billion in rate reduction notes in December 1997 (see discussion in Cash Flows from Financing Activities).

Other interest expense increased in 1997, due to higher levels of short-term debt used to retire first and refunding mortgage bonds, discussed above. Other interest expense decreased in 1996 from 1995, due to the lower levels of short-term debt and lower interest rates.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.3 billion of its outstanding shares of common stock. Edison International has repurchased 76.9 million shares ($1.7 billion) between January 1995 and January 30, 1998, funded by dividends from its subsidiaries and its lines of credit.

SCE's cash flow coverage of dividends during 1997 decreased to 0.9 times from 2.2 times in 1996 and 3.5 times in 1995 as a result of a $1.2 billion special dividend SCE paid to Edison International from the rate reduction note proceeds received in December 1997.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.7 billion in 1997, $1.8 billion in 1996 and $2.0 billion in 1995. Cash from operations exceeded capital requirements for all years presented.

Cash Flows from Financing Activities

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by its articles of incorporation and trust indenture. As of December 31, 1997, SCE could issue approximately $10.4 billion of additional first and refunding mortgage bonds and $5.3 billion of preferred stock at current interest and dividend rates.

At December 31, 1997, SCE had available lines of credit of $1.8 billion, with $1.3 billion for general purpose short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1997, SCE had the capacity to pay $1.4 billion in additional dividends and continue to maintain its authorized capital structure.

<PAGE 4>
                                          Southern California Edison Company

In December 1997, SCE Funding LLC, a special purpose entity (SPE), of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by the SPE to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable tariff levied on residential and small commercial customers. Notwithstanding the legal sale of the transition property by SCE to the SPE, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold to the SPE, and the liabilities of the SPE for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheet of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

The rate reduction notes have maturities ranging from one to 10 years, and bear interest at rates ranging from 5.98% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of the SPE, and there is no recourse to SCE or Edison
International.

Although the SPE is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, the SPE is legally separate from SCE, the assets of the SPE are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

Cash Flows from Investing Activities

The primary uses of cash for investing activities are additions to property and plant and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013 - 2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.1 billion), escalated using a 6.65% annual rate. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $100 million per year until decommissioning begins.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in energy prices and interest rates. SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

SCE has hedged a portion of its exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the power exchange (PX). SCE's exposure is also limited by regulatory mechanisms that protect SCE from much of the risk arising from high electricity prices.

A 10% increase in market interest rates would result in a $6 million increase in the fair value of SCE's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $6 million decline in the fair market value of interest rate hedge agreements. A 10% increase in natural gas prices would result in a $26 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $17 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are:
1998 - $956 million; 1999 - $807 million; 2000 - $763 million; 2001 - $721 million; and 2002 - $671 million.

Long-term debt maturities and sinking fund requirements for the next five years are: 1998 - $693 million; 1999 - $401 million; 2000 - $571 million;
2001 - $646 million; and 2002 - $446 million.

Preferred stock redemption requirements for the next five years are: 1998 through 2001 - zero and 2002 - $105 million.

Regulatory Matters

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction for residential and small commercial customers in 1998 and other rates to remain frozen at the June 10, 1996, level (system average of 10.1 cents per kilowatt-hour). See further discussion in Competitive Environment - Restructuring Legislation.

In 1998, revenue will be affected by various mechanisms depending on the utility operation. Revenue related to distribution operations will be determined through a performance-based rate-making mechanism (PBR) (see discussion in Competitive Environment - PBR) and the distribution assets will have the opportunity to earn a CPUC-authorized 9.49% return. Until the independent system operator (ISO) begins operation, transmission revenue will be determined by the same mechanism as distribution operations. After that time, transmission revenue will be determined through FERC-authorized rates and transmission assets will earn a 9.43% return. These rates are subject to refund. See discussions in the Competitive Environment - Rate-setting and FERC Restructuring Decision sections.

Revenue from generation-related operations will be determined through the competition transition charge (CTC) mechanism, nuclear rate-making agreements and the competitive market. Revenue related to fossil and hydroelectric generation operations will be recovered from two sources. The portion that is made uneconomic by electric industry restructuring will be determined through the CTC mechanism. The portion that is economic will be recovered through the PX mechanism. In 1998, fossil and hydroelectric generation assets will earn a 7.22% return. A more detailed discussion is in Competitive Environment - CTC.

The CPUC has authorized revised rate-making plans for SCE's nuclear facilities, which call for the accelerated recovery of its nuclear investments in exchange for a lower authorized rate of return.  SCE's nuclear assets are earning an annual rate of return of 7.35%.  In addition, the San Onofre plan authorizes a fixed rate of approximately 4 cents per kilowatt-hour generated for operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incentive pricing portion.  Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment.  The Palo Verde plan commenced in
January 1997 and ends in December 2001.   Beginning January 1, 1998, both
the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism.

The changes in revenue from the regulatory mechanisms discussed above, excluding the effects of other rate actions, is expected to have a minimal impact on 1998 earnings. However, the issuance of the rate reduction notes in December 1997, which enables the repurchase of debt and equity, will have a negative impact on 1998 earnings of approximately $97 million.

In 1994, SCE filed its testimony in the non-Qualifying Facilities (QF) phase of the 1994 Energy Cost Adjustment Clause proceeding. In 1995, the CPUC's Office of Ratepayer Advocates (ORA) filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The

                                           Southern California Edison Company

report recommends a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requested that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances were later consolidated into one proceeding. On December 3, 1997, the CPUC approved a settlement agreement between SCE and the ORA on this and any future issues, which will result in a $61 million (including interest) refund to SCE's customers. The refund which is fully reflected in the financial statements will be made in first quarter 1998.

In 1991, SCE filed its testimony in the QF phase of the 1991 Energy Cost Adjustment Clause proceeding. In 1993, the ORA filed its report on the reasonableness of SCE's QF contracts and alleged that SCE had imprudently renegotiated a QF contract with the Mojave Cogeneration Company. The report recommended a disallowance of $32 million (1993 net present value) over the contract's 20-year life. Subsequently, SCE and the ORA reached a settlement where SCE agreed to a one-time reduction to its energy cost adjustment clause balancing account of $14 million plus interest. In October 1996, the CPUC approved the settlement agreement, subject to SCE and the ORA accepting certain conditions concerning the way the $14 million payment would be reflected in rates. After reviewing the decision, SCE declined to accept the condition proposed by the CPUC and in November 1996 filed an application for rehearing. In February 1997, the CPUC denied SCE's application. Because SCE and the ORA were unable to finalize their settlement, hearings on the ORA's disallowance recommendations were held in June 1997. During the hearings, the ORA presented testimony to update its assessment of ratepayer harm, which it now estimates to be $45 million (1997 net present value) over the contract's life. In November 1997, a CPUC administrative law judge (ALJ) issued a proposed decision which would adopt the ORA's $45 million disallowance. In January 1998, the CPUC withdrew the ALJ's proposed decision pending oral arguments. Oral arguments were heard on February 4, 1998, at which time SCE requested an alternate proposed decision be issued. SCE expects this matter to be returned to the CPUC's agenda in the near future and a final decision to be issued during second quarter 1998. SCE cannot predict the final outcome of this matter but does not believe it will materially affect its results of operations.

Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and regulators are restructuring California's electric utility industry.

California Electric Utility Restructuring

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the legislation mandated the

<PAGE 7>
Management's Discussion and Analysis of Results of Operations and Financial Condition

implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

Rate Reduction Notes - In May 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction notes in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. At the same time, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the notes. Residential and small commercial customers will repay the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. In December 1997, after receiving approval from both the CPUC and the Infrastructure Bank, a limited liability company created by SCE issued approximately $2.5 billion of these notes. For further details, see the discussion in Cash Flows from Financing Activities.

CPUC Restructuring Decision - The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin March 31, 1998. Key elements of the CPUC's restructuring decision included: creation of the PX and ISO; availability of direct customer access and customer choice; PBR for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of the CTC.

Rate-setting - In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process was addressed at the FERC through a March 1997 filing. In December 1997, the FERC approved these rates, subject to refund, to be effective on the date the ISO begins operation. CPUC hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. In August 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms after petitioning the CPUC to modify its prior decisions, or another review process later in its divestiture proceeding.

PX and ISO - In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. On October 29, 1997, the FERC gave conditional, interim authorization for operation of the PX and ISO to begin on January 1, 1998. The FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. On December 22, 1997, the PX and ISO governing boards announced a delay in the planned start-up of the PX and ISO due to insufficient testing of operational, settlement and billing systems. The PX and ISO are now expected to begin operation by March 31, 1998.

In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX

<PAGE 8>
                                           Southern California Edison Company

through January 1, 1998. The loans are backed by utility guarantees; SCE's share was 45%, or $113 million. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which has been used to build the hardware and software systems for the ISO and PX. The ISO and PX will repay the trust's loans
and recover funds from future ISO and PX customers.   In November 1997,
the CPUC approved a petition jointly filed by the three utilities which requested an increase in the loan guarantees from $250 million to $300 million; SCE's share of this new total is $135 million. In December 1997, the CPUC approved a remaining item with respect to the petition which requested that the one-time restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is $85 million; SCE's share is 45%, or $38 million.

Direct Customer Access - In May 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service beginning January 1, 1998. On December 30, 1997, the CPUC issued a decision delaying direct access until March 31, 1998, due to operational delays in the start-up of the PX and ISO. On this date, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC in May 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services unbundling decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to net the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services will expose SCE to the possible loss of revenue, higher stranded costs and a reduction in revenue security.

PBR - In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between transmission and distribution (T&D) and power generation.

In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC, beginning in 1998 (coincident with the initiation of the competitive market), the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

Management's Discussion and Analysis of Results of Operations and Financial Condition

With the CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms. In April 1997, a CPUC interim order determined that the proposed structure of the fossil-fueled plants' must-run contracts were under the FERC's jurisdiction. On October 31, 1997, SCE filed must-run tariff schedules with the FERC covering its six ISO-designated must-run plants. In the meantime, SCE is pursuing the divestiture of these plants (see Divestiture discussion below) and might not ever itself provide service under these FERC tariff schedules.

In December 1997, the CPUC adopted a PBR-type rate-making mechanism for SCE's hydroelectric plants. The mechanism sets the hydroelectric revenue requirement in 1998 and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market (see CTC discussion below).

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all 12 of its oil- and gas-fueled generation plants. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. In September 1997, the CPUC approved SCE's proposal to auction the 12 plants.

On December 1, 1997, SCE filed a compliance filing with the CPUC stating that it had sold 10 plants. On December 16, 1997, the CPUC approved the sale of the 10 plants. On February 6, 1998, SCE filed a compliance filing with the CPUC for the sale of an 11th plant. CPUC approval of the sale is expected before March 31, 1998. The total sales price of the 11 plants is $1.1 billion, or 2.16 times their combined book value of $531 million. Net proceeds of the sales will be used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. The transfer of ownership of the 11 plants is expected to occur shortly before the start of the new competitive market, which the PX and ISO expect to occur on March 31, 1998. The sale and CPUC approval of the single remaining plant is expected to be completed in early 1998.

CTC - Recovery of costs to transition to a competitive market is being implemented through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facility contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants (successful completion of the sale of SCE's gas-fired generating plants would reduce this estimate of transition costs for SCE-owned generation to less than $5 billion) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide

                                           Southern California Edison Company

service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in Regulatory Matters), and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue has been separated into two phases; Phase 1 addresses the rate-making issues and Phase 2 the quantification issues.

A decision on Phase 1 was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997 and a final decision was issued on November 19, 1997. The Phase 2 decision established the calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze. The Phase 2 decision also reduced SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets) beginning July 1997, five months earlier than anticipated. The decision, excluding the effects of other rate actions, had a negative impact on 1997 earnings of approximately $14 million. SCE has filed an application for rehearing on the 1997 rate of return issue.

Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).

As previously reported, from November 1996 to July 1997, SCE and the other major California electric utilities were engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) during April 1997 and a final consensus was reached at the July EITF meeting. During the third quarter of 1997, SCE implemented the EITF consensus and discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities.

However, implementation of the EITF consensus did not require SCE to write off any of its generation-related assets, including regulatory assets of approximately $600 million at December 31, 1997. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

<PAGE 11>
Management's Discussion and Analysis of Results of Operations and Financial Condition

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded-cost recovery and open access transmission, effective July 1996. The decision, reaffirmed by the FERC in its March and November 1997 orders, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded-cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order. The open access transmission tariff will be terminated on the date the ISO begins operation.

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

In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites: designated wetlands and the construction of an artificial kelp reef off the California coast. After SCE requested certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediations. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust.
Rate recovery of these costs is occurring through the San Onofre incentive pricing plan discussed in Note 1 to the Consolidated Financial Statements.

                                           Southern California Edison Company

SCE's recorded estimated minimum liability to remediate its 50 identified sites is $178 million, which includes $75 million for the two sites discussed above. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 42% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $91 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $153 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1997 were $10 million.

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

SCE's projected capital expenditures to protect the environment are $820 million for the 1998 - 2002 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

<PAGE 13>
Management's Discussion and Analysis of Results of Operations and Financial Condition

in new electric facilities. SCE is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage, which was completed in Spring 1997, an increased rate of tube degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rating capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage will be conducted in early 1998 for Unit 2.

During Unit 3's refueling outage, which was completed in July 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. As a result, a mid-cycle inspection outage is planned for early 1998. However, during Unit 2's Spring 1997 inspection outage, similar tube supports showed no sign of such erosion.

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

Year 2000 Issue

Many of SCE's existing computer systems identify a year by using only two digits instead of four. If not corrected, these programs could fail or create erroneous results when the new century begins. This situation has been referred to generally as the Year 2000 Issue.

SCE has developed plans and is addressing the programming changes that it has determined are necessary in order for its computer systems to function properly beginning in 2000. Remediation of SCE's key financial systems for the Year 2000 Issue was completed in 1997. SCE's informational and operational systems have been assessed, and detailed plans have been developed to address modifications required to be completed, tested and operational by December 31, 1999. Preliminary estimates of the costs to complete these modifications, including the cost of new hardware and software application modifications, range from $55 million to $80 million, about half of which are expected to be capital costs. Current rate levels for providing electric service should be sufficient to provide funding for these modifications. Remediation of existing critical systems is expected to be 75% complete by the end of 1998. SCE expects its Year 2000 date conversion project to be completed on a timely basis, with no material adverse impact to its results of operations or financial position.

SCE's Year 2000 date conversion project includes an assessment of critical interfaces with the computer systems of others and it does not expect a material adverse effect on its operating and business functions from the Year 2000 Issue.

Consolidated Statements of Income      Southern California Edison Company

In thousands                   Year ended December 31,                    1997             1996             1995
------------                   -----------------------               ---------------------------------------------
Operating revenue                                                     $7,953,386       $7,583,382       $7,872,718
                                                                      ----------       ----------       ----------
Fuel                                                                     881,471          630,512          614,954
Purchased power                                                        2,854,002        2,705,880        2,581,878
Provisions for regulatory adjustment clauses - net                     (410,935)        (225,908)          229,744
Other operating expenses                                               1,212,468        1,178,316        1,226,534
Maintenance                                                              405,545          329,371          356,693
Depreciation and decommissioning                                       1,239,878        1,063,505          954,141
Income taxes                                                             582,031          578,329          559,694
Property and other taxes                                                 129,038          190,284          200,236
                                                                      ----------       ----------       ----------
Total operating expenses                                               6,893,498        6,450,289        6,723,874
                                                                      ----------       ----------       ----------
Operating income                                                       1,059,888        1,133,093        1,148,844
                                                                      ----------       ----------       ----------
Provision for rate phase-in plan                                         (48,486)         (84,288)        (122,233)
Allowance for equity funds used during construciton                        7,651           15,579           19,082
Interest and dividend income                                              44,636           37,855           37,644
Other nonoperating income (deductions) - net                             (23,036)          (3,623)          45,651
                                                                      ----------       ----------       ----------
Total other income (deductions) - net                                   (19,235)         (34,477)          (19,856)
                                                                      ----------       ----------       ----------
Income before interest expense                                         1,040,653        1,098,616        1,128,988
                                                                      ----------       ----------       ----------
Interest on long-term debt                                               345,592          380,812          385,187
Other interest expense                                                   101,078           73,914           80,130
Allowance for borrowed funds used during construction                     (9,213)          (9,794)         (14,489)
Capitalized interest                                                      (2,398)          (1,711)          (1,531)
                                                                      ----------       ----------       ----------
Total interest expense - net                                             435,059          443,221          449,297
                                                                      ----------       ----------       ----------
Net income                                                               605,594          655,395          679,691
Dividends on preferred stock                                              29,488           34,395           36,764
                                                                      ----------       ----------       ----------
Earnings available for common stock                                   $  576,106       $  621,000       $  642,927
                                                                      ==========       ==========       ==========

Consolidated Statements of Retained Earnings

In thousands                   Year ended December 31,                      1997             1996             1995
------------                   ----------------------                 ----------       ----------       ----------
Balance at beginning of year                                          $2,665,612       $2,780,058       $2,683,568
Net income                                                               605,594          655,395          679,691
Dividends declared on common stock                                    (1,829,040)        (735,429)        (545,672)
Dividends declared on preferred stock                                    (29,488)         (34,395)         (36,764)
Reacquired capital stock expense                                          (4,844)             (17)            (765)
                                                                      ----------       ----------       ----------
Balance at end of year                                                $1,407,834       $2,665,612       $2,780,058
                                                                      ==========       ==========       ==========

The accompanying notes are integral part of these financial statements.

Consolidated Balance Sheets

In thousands                                     December 31,                          1997              1996
------------                                     -----------                      -----------        -------------
ASSETS

Transmission and distribution:
    Utility plant, at original cost, subject to
    cost-based rate regulation                                                    $11,213,352         $10,973,311
Accumulated provision for depreciation                                             (5,573,742)         (5,128,652)
Construction work in progress                                                         492,614             461,048
                                                                                  -----------         -----------
                                                                                    6,132,224           6,305,707
                                                                                  -----------         -----------
Generation:
    Utility plant, at original cost, not subject to
    cost-based rate regulation                                                      9,522,127           9,427,076
Accumulated provision for depreciation and
   decommissioning                                                                 (4,970,137)         (4,302,419)
Construction work in progress                                                         100,283              95,597
Nuclear fuel, at amortized cost                                                       154,757             176,827
                                                                                  -----------         -----------
                                                                                    4,807,030           5,397,081
                                                                                  -----------         -----------
Total utility plant                                                                10,939,254          11,702,788
                                                                                  -----------         -----------
Nonutility property - less accumulated provision
   for depreciation of $24,730 and $25,102
   at respective dates                                                                 67,869              63,931
Nuclear decommissioning trusts                                                      1,831,460           1,485,525
Other investments                                                                     171,399             103,973
                                                                                  -----------         -----------
Total other property and investments                                                2,070,728           1,653,429
                                                                                  -----------         -----------
Cash and equivalents                                                                  962,272             319,942
Receivables, including unbilled revenue, less allowances
   of $26,453 and $26,079 for uncollectible accounts
   at respective dates                                                                906,388             921,083
Fuel inventory                                                                         58,059              72,480
Materials and supplies, at average cost                                               132,980             154,266
Accumulated deferred income taxes - net                                               123,146             240,429
Regulatory balancing accounts - net                                                   193,311                   -
Prepayments and other current assets                                                   93,098             105,137
                                                                                  -----------         -----------
Total current assets                                                                2,469,254           1,813,337
                                                                                  -----------         -----------
Unamortized debt issuance and reacquisition expense                                   359,304             346,834
Rate phase-in plan                                                                      3,777              50,703
Income tax-related deferred charges                                                 1,543,380           1,741,091
Other deferred charges                                                                673,601             428,370
                                                                                  -----------         -----------
Total deferred charges                                                              2,580,062           2,566,998
                                                                                  -----------         -----------
Total assets                                                                      $18,059,298         $17,736,552
                                                                                  ===========         ===========

The accompanying notes are an integral part of these financial statements.

                                          Southern California Edison Company

In thousands, except share amounts                   December 31,                   1997                  1996
----------------------------------                   -----------               ------------          ------------

Common shareholder's equity:
   Common stock (434,888,104 shares outstanding
     at each date)                                                              $ 2,168,054           $ 2,168,054
   Additional paid-in capital and other                                             382,054               210,857
   Retained earnings                                                              1,407,834             2,665,612
                                                                                -----------           -----------
                                                                                  3,957,942             5,044,523
Preferred stock:
   Not subject to mandatory redemption                                              183,755               283,755
   Subject to mandatory redemption                                                  275,000               275,000
Long-term debt                                                                    6,144,597             4,778,703
                                                                                -----------           -----------
Total capitalization                                                             10,561,294            10,381,981
                                                                                -----------           -----------
Other long-term liabilities                                                         479,637               423,925
                                                                                -----------           -----------
Current portion of long-term debt                                                   692,875               501,470
Short-term debt                                                                     322,028               230,149
Accounts payable                                                                    406,704               392,779
Accrued taxes                                                                       509,270               484,688
Accrued interest                                                                     85,406                93,363
Dividends payable                                                                    95,146               108,563
Regulatory balancing accounts - net                                                       -               181,488
Deferred unbilled revenue and other current liabilities                             931,856               825,317
                                                                                -----------           -----------
Total current liabilities                                                         3,043,285             2,817,817
                                                                                -----------           -----------
Accumulated deferred income taxes - net                                           2,939,471             3,170,696
Accumulated deferred investment tax credits                                         326,728               347,118
Customer advances and other deferred credits                                        708,745               595,015
                                                                                -----------           -----------
Total deferred credits                                                            3,974,944             4,112,829
                                                                                -----------           -----------
Minority Interest                                                                       138                     -
                                                                                -----------           -----------
Commitments and contingencies
   (Notes 2, 8, 9 and 10)


Total capitalization and liabilities                                            $18,059,298           $17,736,552
                                                                                ===========           ===========

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
Southern California Edison Company

In thousands                   Year ended December 31,                        1997            1996          1995
------------                   ----------------------                     -------------   ------------   -----------
Cash flows from operating activities:
Net income                                                                   $605,594       $655,395      $679,691
Adjustments for non-cash items:
  Depreciation and decommissioning                                          1,239,878      1,063,505       954,141
  Amortization                                                                 81,363         90,931        68,064
  Rate phase-in plan                                                           46,926         79,011       111,016
  Deferred income taxes and investment tax credits                             63,379         46,122      (208,671)
  Other long-term liabilities                                                  55,712         79,733        33,129
  Other - net                                                                (208,624)      (153,034)         (261)
Changes in working capital:
  Receivables                                                                  14,695         (9,120)       (9,873)
  Regulatory balancing accounts                                              (374,799)      (156,379)      282,157
  Fuel inventory, materials and supplies                                       35,707         38,791       (19,499)
  Prepayments and other current assets                                         12,039          9,152       (15,511)
  Accrued interest and taxes                                                   16,625        (58,827)       34,704
  Accounts payable and other current liabilities                              120,464         93,362        45,355
                                                                           ----------     ----------     ---------
Net cash provided by operating activities                                   1,708,959      1,778,642     1,954,442
                                                                           ----------     ----------     ---------

Cash flows from financing activities:
Long-term debt issued                                                               -        396,309       393,829
Long-term debt repaid                                                       (916,145)       (403,957)     (422,503)
Rate reduction notes issued                                                 2,449,289              -             -
Preferred stock redeemed                                                     (100,000)             -       (75,000)
Nuclear fuel financing - net                                                  (20,140)        41,803        31,134
Short-term debt financing - net                                                91,879       (129,359)     (316,006)
Capital transferred                                                           153,000              -             -
Dividends paid                                                             (1,871,944)      (799,593)     (559,886)
                                                                            ---------      ---------     ---------
Net cash used by financing activities                                        (214,061)      (894,797)     (948,432)
                                                                            ---------      ---------     ---------
Cash flows from investing activities:
Additions to property and plant                                              (685,320)      (616,427)     (772,950)
Funding of nuclear decommissioning trusts                                    (153,756)      (148,158)     (150,595)
Unrealized gain in equity investments - net                                    32,911         14,900         8,483
Other - net                                                                   (46,403)       (75,985)      (21,273)
                                                                            ---------      ---------     ---------
Net cash used by investing activities                                        (852,568)      (825,670)     (936,335)
                                                                            ---------      ---------     ---------
Net increase in cash and equivalents                                          642,330         58,175        69,675
Cash and equivalents, beginning of year                                       319,942        261,767       192,092
                                                                            ---------      ---------     ---------
Cash and equivalents, end of year                                            $962,272       $319,942      $261,767
                                                                            ---------      ---------     ---------
Cash payments for interest and taxes:
Interest - net of amounts capitalized                                        $342,137       $346,980      $381,267
Taxes                                                                         438,003        545,834       692,780

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
Southern California Edison Company

Note 1.     Summary of Significant Accounting Policies

Accounting Principles

Southern California Edison Company's (SCE) accounting policies conform with generally accepted accounting principles (GAAP), including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted recently by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF), during the third quarter of 1997, SCE began accounting for its investment in generation facilities in accordance with GAAP applicable to enterprises in general. Although this change did not result in any adjustment of the carrying value of such investment, it is shown separately on SCE's Balance Sheet under the caption: Generation utility plant, at original cost, not subject to cost-based rate regulation. The competitive market for electric generation in California is scheduled to begin March 31, 1998.

Competition Transition Charge (CTC)

Beginning January 1, 1998, a non-bypassable charge is being billed to all customers, which provides SCE the opportunity to recover its costs to transition to a competitive market.

Consolidation Policy

The consolidated financial statements include SCE and its subsidiaries. Intercompany transactions have been eliminated.

Estimates

Financial statements prepared in compliance with GAAP require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to electric utility restructuring, decommissioning and contingencies are further discussed in Notes 2, 9 and 10 to the Consolidated Financial Statements, respectively.

Fuel Inventory

Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

Nature of Operations

SCE's outstanding common stock is owned entirely by its parent company, Edison International. SCE is a public utility which produces and supplies electric energy for its 4.3 million customers in Central and Southern California. SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 to the Consolidated Financial Statements.

Nuclear

The CPUC authorized rate phase-in plans to defer the collection of $200 million in revenue for each unit at the Palo Verde Nuclear Generating Station during the first four years of operation and recover the deferred revenue (including interest) evenly over the following six years. The phase-in plans ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively.

Notes to Consolidated Financial Statements

Under federal law, SCE is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through non-bypassable customer rates.

In 1992, SCE discontinued operation of San Onofre Nuclear Generating Station Unit 1, after the CPUC approved a settlement agreement between SCE and the CPUC's Office of Ratepayer Advocates (ORA) to discontinue operation of Unit 1 because operation of the unit was no longer cost-effective. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996, earning an 8.98% rate of return.

In 1994, the CPUC authorized accelerated recovery of SCE's nuclear plant investments by $75 million per year, with a corresponding deceleration in recovery of its transmission and distribution assets through revised depreciation estimates over their remaining useful lives.

In April 1996, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and
3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. Operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures at San Onofre Units 2 and 3 are recovered through an incentive pricing plan which allows SCE to receive about 4 cents per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning January 1, 1998, the accelerated plant recovery and the incentive pricing plan became part of the CTC mechanism. Beginning in 2004, SCE will be required to share equally with ratepayers the net benefits received from operation of the units.

In January 1997, the CPUC authorized a further acceleration of the recovery of its remaining investment of $1.2 billion in Palo Verde Units 1, 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. The accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account became part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. Beginning in 2002, SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde.

Reclassifications

Certain prior-year amounts were reclassified to conform to the December 31, 1997, financial statement presentation.

Regulatory Balancing Accounts

Prior to January 1, 1998, the differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs were accumulated in balancing accounts until they were refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). Beginning January 1, 1998, the difference between generation related revenue and generation-related costs is being accumulated in a transition cost balancing account. These transition costs are being recovered from utility customers (with interest) through the CTC through 2001. Income tax effects on all balancing account changes are deferred.

In January 1997, in compliance with the new restructuring legislation, overcollections in the kilowatt-hour sales and energy cost balancing accounts at December 31, 1996, were transferred to an interim balancing account and were credited to the transition cost balancing account beginning in January 1998.

                                           Southern California Edison Company

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses are recorded in a balancing account and, at the end of the rate-case cycle, any authorized but unspent RD&D funds are refunded to customers. RD&D expenses were $39 million in 1997, $21 million in 1996 and $28 million in 1995.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 5.2% for 1997, 4.2% for 1996 and 3.6% for 1995.

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

Note 2.  Regulatory Matters

California Electric Utility Industry Restructuring

Restructuring Legislation - In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The financing would occur with securities issued by the California Infrastructure and Economic Development Bank, or an entity approved by the Bank. The legislation included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998 - 2001 transition period. In addition, the legislation mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

<PAGE 21>
Notes to Financial Consolidated Statements

Rate Reduction Notes - In May 1997, SCE filed an application with the CPUC requesting approval of the issuance of an aggregate amount of up to $3 billion of rate reduction notes in one or more series or classes and a 10% rate reduction for the period from January 1, 1998, through March 31, 2002. At the same time, SCE filed an application with the California Infrastructure and Economic Development Bank for approval to issue the notes. Residential and small commercial customers will repay the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. In December 1997, after receiving approval from both the CPUC and the Infrastructure Bank, a limited liability company created by SCE issued approximately $2.5 billion of these notes. For further details, see the discussion under Long-Term Debt in Note 3 to the Consolidated Financial Statements.

CPUC Restructuring Decision - The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which is expected to provide competition and customer choice and is scheduled to begin March 31, 1998. Key elements of the CPUC's restructuring decision included: creation of an independent power exchange (PX) and independent system operator (ISO); availability of direct customer access and customer choice; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation, and implementation of the CTC.

Rate-setting - In December 1996, SCE filed a more comprehensive plan (elaborating on its July 1996 filing related to the conceptual aspects of separating costs as requested by CPUC and FERC directives) for the functional unbundling of its rates for electric service, beginning January 1, 1998. In response to CPUC and FERC orders, as well as the new restructuring legislation, this filing addressed the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component of this rate unbundling process was addressed at the FERC through a March 1997 filing. In December 1997, the FERC approved these rates, subject to refund, to be effective on the date the ISO begins operation. CPUC hearings on SCE's rate unbundling (also known as rate-setting) plan were concluded in April 1997. In August 1997, the CPUC issued a decision which adopted the methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of the amount annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms after petitioning the CPUC to modify its prior decisions, or another review process later in its divestiture proceeding.

PX and ISO - In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. On October 29, 1997, the FERC gave conditional, interim authorization for operation of the PX and ISO to begin on January 1, 1998. The FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. On December 22, 1997, the PX and ISO governing boards announced a delay in the planned start-up of the PX and ISO due to insufficient testing of operational, settlement and billing systems. The PX and ISO are now expected to begin operation by March 31, 1998.

In July 1996, the three utilities jointly filed an application with the CPUC requesting approval to establish a restructuring trust which would obtain loans up to $250 million for the development of the ISO and PX through January 1, 1998. The loans are backed by utility guarantees; SCE's share was 45%, or $113 million. In August 1996, the CPUC issued an interim order establishing the restructuring trust and the funding level of $250 million, which has been used to build the hardware and software systems for the

                                           Southern California Edison Company

ISO and PX.  The ISO and PX will repay the trust's loans and recover funds
from future ISO and PX customers.   In November 1997, the CPUC approved
a petition jointly filed by the three utilities which requested an increase in the loan guarantees from $250 million to $300 million; SCE's share of this new total is $135 million. In December 1997, the CPUC approved a remaining item with respect to the petition which requested that the one-time restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is $85 million; SCE's share is 45%, or $38 million.

Direct Customer Access - In May 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service beginning January 1, 1998. On December 30, 1997, the CPUC issued a decision delaying direct access until March 31, 1998, due to the operational delays in the start-up of the PX and ISO. On this date, customers will be able to choose to remain utility customers with bundled electric service from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services - A decision issued by the CPUC in May 1997, introduces customer choice to metering, billing and related services (referred to as revenue cycle services) that are now provided by California's investor-owned utilities. Under this revenue cycle services unbundling decision, beginning in January 1998, direct access customers may choose to have either SCE or their electric generation service provider render consolidated (energy and distribution) bills, or they may choose to have separate billings from each service provider. However, not all electric generation service providers will necessarily offer each billing option. In addition, beginning in January 1998, customers with maximum demand above 20 kW (primarily industrial and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to firms providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to net the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility.

PBR - In 1993, SCE filed for a PBR mechanism to determine most of its revenue (excluding fuel). The filing was subsequently divided between transmission and distribution (T&D) and power generation. In September 1996, the CPUC adopted a non-generation or T&D PBR mechanism for SCE which began on January 1, 1997. According to the CPUC, beginning in 1998 (coincident with the initiation of the competitive market), the transmission portion is to be separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

With the CPUC's 1995 restructuring decision and the passage of restructuring legislation in 1996, the majority of power generation ratemaking (primarily fossil-fueled and nuclear) was assigned to other mechanisms. In April 1997, a CPUC interim order determined that the proposed structure of the fossil-fueled plants' must-run contracts were under the FERC's jurisdiction. On October 31, 1997, SCE filed

<PAGE 23>
Notes to Consolidated Financial Statements

must-run tariff schedules with the FERC covering its six ISO-designated must-run plants. In the meantime, SCE is pursuing the divestiture of these plants (see Divestiture discussion below) and might not ever itself provide service under these FERC tariff schedules.

In December 1997, the CPUC adopted a PBR-type rate-making mechanism for SCE's hydroelectric plants. The mechanism sets the hydroelectric revenue requirement in 1998 and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market (see CTC discussion below).

Divestiture - In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all 12 of its oil- and gas-fueled generation plants. This application builds on SCE's March 1996 plan which outlined how SCE proposed to divest 50% of these assets. Under the new proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. SCE's proposal is contingent on the overall electric industry restructuring implementation process continuing on a satisfactory path. In September 1997, the CPUC approved SCE's proposal to auction the 12 plants.

On December 1, 1997, SCE filed a compliance filing with the CPUC stating that it had sold 10 plants. On December 16, 1997, the CPUC approved the sale of the 10 plants. On February 6, 1998, SCE filed a compliance filing with the CPUC for the sale of an 11th plant. CPUC approval of the sale is expected before March 31, 1998. The total sales price of the 11 plants is $1.1 billion, or 2.16 times their combined book value of $531 million. Net proceeds of the sales will be used to reduce stranded costs which otherwise were expected to be collected through a non-bypassable CTC. The transfer of ownership of the 11 plants is expected to occur shortly before the start of the new competitive market, which the PX and ISO currently expect to occur on March 31, 1998. The sale and CPUC approval of the single remaining plant is expected to be completed in early 1998.

CTC - The CTC applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. In August 1996, in compliance with the CPUC's restructuring decision, SCE filed its application to estimate its 1998 transition costs. In
October 1996, SCE amended its transition cost filing to reflect the effects of the legislation enacted in September 1996. Under the rate freeze codified in the legislation, the CTC will be determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants have a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants have no market value. These estimates are based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of: $7.5 billion from SCE's qualifying facilities (QF) contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants (successful completion of the sale of SCE's gas-fired generating plants would reduce this estimate of transition costs for SCE-owned generation to less than $5 billion) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, (as discussed in Note 1 to the Consolidated Financial Statements) and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included.

<PAGE 24>
                                           Southern California Edison Company

This issue has been separated into two phases: Phase 1 addresses the rate-making issues and Phase 2 the quantification issues.

A decision on Phase 1 was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. Hearings on Phase 2 were held in May and June 1997 and a final decision was issued on November 19, 1997. The Phase 2 decision established the calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze. The Phase 2 decision also reduced SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets) beginning July 1997, five months earlier than anticipated. The decision, excluding the effects of other rate actions, had a negative impact on 1997 earnings of approximately $14 million. SCE has filed an application for rehearing on the 1997 rate of return issue.

Accounting for Generation-Related Assets - If the CPUC's electric industry restructuring plan is implemented as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return).

As previously reported, from November 1996 to July 1997, SCE and the other major California electric utilities were engaged in discussions with the Securities and Exchange Commission staff regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan. This issue was placed on the agenda of the EITF during April 1997 and a final consensus was reached at the July EITF meeting. During the third quarter of 1997, SCE implemented the EITF consensus and discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities.

However, implementation of the EITF consensus did not require SCE to write off any of its generation-related assets, including regulatory assets of approximately $600 million at December 31, 1997. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

Notes to Consolidated Financial Statements

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded-cost recovery and open access transmission, effective July 1996. The decision, reaffirmed by the FERC in its March and November 1997 orders, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC is currently addressing stranded-cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff are being collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order. The open access transmission tariff will be terminated on the date the ISO begins operation.

Canadian Gas Contracts

In 1994, SCE filed its testimony in the non-QF phase of the 1994 Energy Cost Adjustment Clause proceeding. In 1995, the ORA filed its report on the reasonableness of SCE's gas supply costs for both the 1993 and 1994 record periods. The report recommended a disallowance of $13 million for excessive costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas purchase and supply contracts. The report requested that the CPUC defer finding SCE's Canadian supply and transportation agreements reasonable for the duration of their terms and that the costs under these contracts be reviewed on a yearly basis. In 1996, the ORA issued its report for the 1995 record period recommending a $38 million disallowance for excessive costs incurred from April 1994 through March 1995. Both proposed disallowances were later consolidated into one proceeding. On December 3, 1997, the CPUC approved a settlement agreement between SCE and the ORA on this and any future issues which will result in a $61 million (including interest) refund to SCE's customers. This refund is fully reflected in the financial statements and will be made in first quarter 1998.

Mojave Cogeneration Contract

In 1991, SCE filed its testimony in the QF phase of the 1991 Energy Cost Adjustment Clause proceeding. In 1993, the ORA filed its report on the reasonableness of SCE's QF contracts and alleged that SCE had imprudently renegotiated a QF contract with the Mojave Cogeneration Company. The report recommended a disallowance of $32 million (1993 net present value) over the contract's 20-year life. Subsequently, SCE and the ORA reached a settlement where SCE agreed to a one-time reduction to its energy-cost adjustment clause balancing account of $14 million plus interest. In October 1996, the CPUC approved the settlement agreement, subject to SCE and the ORA accepting certain conditions concerning the way the $14 million payment would be reflected in rates. After reviewing the decision, SCE declined to accept the condition proposed by the CPUC and in November 1996 filed an application

                                           Southern California Edison Company

for rehearing. In February 1997, the CPUC denied SCE's application. Because SCE and the ORA were unable to finalize their settlement, hearings on the ORA's disallowance recommendations were held in June 1997. During the hearings, the ORA presented testimony to update its assessment of ratepayer harm, which it now estimates to be $45 million (1997 net present value) over the contract's life. In November 1997, a CPUC administrative law judge (ALJ) issued a proposed decision which would adopt the ORA's $45 million disallowance. In January 1998, the CPUC withdrew the ALJ's proposed decision pending oral arguments. Oral arguments were heard on February 4, 1998, at which time SCE requested an alternate proposed decision be issued. SCE expects this matter to be returned to the CPUC's agenda in the near future and a final decision to be issued during second quarter 1998. SCE cannot predict the final outcome of this matter but does not believe it will materially affect its results of operations.

Note 3.  Financial Instruments

Cash Equivalents

Cash and equivalents include tax-exempt investments ($936 million at December 31, 1997, and $261 million at December 31, 1996), and time deposits and other investments ($26 million at December 31, 1997, and $59 million at December 31, 1996) with maturities of three months or less.

Derivative Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

SCE uses the hedge accounting method to record its derivative financial instruments, except for gas call options. Hedge accounting requires an assessment that the transaction reduces risk, that the derivative be designated as a hedge at the inception of the derivative contract, and that the changes in the market value of a hedge move in an inverse direction to the item being hedged. Under hedge accounting, the derivative itself is not recorded on SCE's balance sheet. Mark-to-market accounting would be used if the hedge accounting criteria were not met. Interest rate differentials and amortization of premiums for interest rate caps are recorded as adjustments to interest expense. If the derivatives were terminated before the maturity of the corresponding debt issuance, the realized gain or loss on the transaction would be amortized over the remaining term of the debt.

SCE uses the mark-to-market accounting method for its gas call options. Gains and losses from monthly changes in market prices are recorded as income or expense. However, the costs of the options and the market price changes are recovered through the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At the balance sheet date of December 31, 1996, SCE had an interest rate cap agreement which capped the interest rate at 6% for $30 million of debt due 2027; it expired July 1, 1997. At the balance sheet dates of December 31, 1997, and December 31, 1996, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At December 31, 1997, SCE had pledged $19 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligations.

At December 31, 1997, SCE had gas call options valued at $34 million. These options mitigate SCE's exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the PX. The options cover various periods from 1998 through 2001.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

Fair values of financial instruments were:

In millions                    December 31,                                      1997                1996
-----------                    -----------                                ---------------       ---------------
                                                                         Cost       Fair        Cost       Fair
                                                                         Basis      Value       Basis      Value
                                                                         -----      -----       -----      -----
Financial assets:
Decommissioning trusts                                                   $1,371    $1,831      $1,217     $1,486
Equity investments                                                            9        90          11         68
Gas call options                                                             34        34           -          -

Financial liabilities:
DOE decommissioning and
  decontamination fees                                                       50        43          54         45
Interest rate hedges                                                          -        24           -         16
Long-term debt                                                            6,145     6,456       4,779      5,001
Preferred stock subject to
  mandatory redemption                                                      275       293         275        286
                                                                          -----     -----       -----      -----

Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts and equity investments, and on financial models for gas call options. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swap; brokers' quotes for long-term debt, preferred stock and the cap; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains on financial assets were:

In millions                December 31,                                              1997                   1996
-----------                -----------                                               ----                   ----
Decommissioning trusts:
   Municipal bonds                                                                   $131                    $79
   Stocks                                                                             190                    138
   U.S. government issues                                                              91                     39
   Short-term and other                                                                48                     13
                                                                                     ----                   ----
                                                                                      460                    269
Equity investments                                                                     81                     57
                                                                                     ----                   ----
Total                                                                                $541                   $326
                                                                                     ====                   ====

There were no unrealized holding losses on financial assets for the years presented.

                                            Southern California Edison Company

Investments

Net unrealized gains (losses) in equity investments are recorded as a separate component of shareholder's equity under the caption: Additional paid-in capital and other. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

All investments are classified as available-for-sale.

Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

Almost all SCE properties are subject to a trust indenture lien.

SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE uses these proceeds to finance construction of pollution-control facilities. Bondholders have limited discretion in redeeming certain pollution-control bonds, and SCE has arranged with securities dealers to remarket or purchase them if necessary.

Debt premium, discount and issuance expenses are amortized over the life of each issue. Under CPUC rate-making procedures, debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt.

Long-term debt maturities and sinking-fund requirements for the five years are: 1998 - $693 million; 1999 - $401 million; 2000 - $571 million; 2001
- $646 million; and 2002 - $446 million.

In December 1997, SCE Funding LLC, a special purpose entity (SPE), of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by the SPE to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable tariff levied on residential and small commercial customers. Notwithstanding the legal sale of the transition property by SCE to the SPE, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold to the SPE, and the liabilities of the SPE for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheet of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

The rate reduction notes have maturities ranging from one to 10 years, and bear interest at rates ranging from 5.98% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of the SPE, and there is no recourse to SCE or Edison
International.

Although the SPE is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, the SPE is legally separate from SCE, the assets of the SPE are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

Notes to Consolidated Financial Statements

Long-term debt consisted of:

In millions           December 31,                                            1997               1996
-----------           -----------                                            -------            ------
First and refunding mortgage bonds:
  1998 - 2026 (5.45% to 8.375%)                                               $1,825             $2,725
Rate reduction notes:
  1998 - 2007 (5.98% to 6.42%)                                                 2,463                  -
Pollution-control bonds:
  1999-2027 (5.4% to 7.2% and variable)                                        1,202              1,204
Funds held by trustees                                                           (2)                (2)
Debentures and notes:
  1998-2006 (5.6% to 8.25%)                                                    1,195              1,195
Subordinated debentures:
  2044 (8.375%)                                                                  100                100
Commercial paper for nuclear fuel                                                 92                112
Long-term debt due within one year                                              (693)              (501)
Unamortized debt discount - net                                                  (37)               (54)
                                                                              ------             ------
Total                                                                         $6,145             $4,779
                                                                              ======             ======

On January 30, 1998, SCE redeemed $125 million of 8.375% first and refunding mortgage bonds, due 2017. Also, on January 30, 1998, a wholly owned financing subsidiary of SCE redeemed $200 million of 7.375% notes, due 2003.

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At December 31, 1997, available lines totaled $1.8 billion, with $1.3 billion for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

 Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at December 31, 1997, and 1996, was $415 million and $345 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 6.0% and 5.5% at December 31, 1997, and 1996, respectively.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1997, SCE had the capacity to pay $1.4 billion in additional dividends and continue to maintain its authorized capital structure.

Authorized common stock is 560 million shares with no par value.
Authorized shares of preferred and preference stock are: $25 cumulative preferred - 24 million; $100 cumulative preferred - 12 million; and preference - 50 million. All cumulative preferred stocks are redeemable.


Mandatorily redeemable preferred stocks are subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity.

Preferred stock redemption requirements for the next five years are: 1998 through 2001 - zero and 2002 - $105 million.

                                           Southern California Edison Company

Cumulative preferred stock consisted of:

Dollars in millions, except per-share amounts             December 31,                 1997             1996
---------------------------------------------             -----------                  ----             ----
                                    December 31, 1997
                                    -----------------
                                Shares           Redemption
                              Outstanding           Price
                              -----------        ----------
Not subject to mandatory redemption:
$25 par value:
4.08% Series                   1,000,000             $25.50                              $25             $25
4.24                           1,200,000              25.80                               30              30
4.32                           1,653,429              28.75                               41              41
4.78                           1,296,769              25.80                               33              33
5.80                           2,200,000              25.25                               55              55
7.36                                   -                  -                                -             100
                                                                                        ----            ----
Total                                                                                   $184            $284
                                                                                        ====            ====


Subject to mandatory redemption:
$100 par value:
6.05% Series                     750,000            $100.00                              $75             $75
6.45                           1,000,000             100.00                              100             100
7.23                           1,000,000             100.00                              100             100
                                                                                        ----            ----
Total                                                                                   $275           $275
                                                                                        ====           ====

In 1997, 4 million shares of Series 7.36% preferred stock were redeemed. In 1995, 750,000 shares of Series 7.58% preferred stock were redeemed. There were no preferred stock issuances or redemptions in 1996.

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

Notes to Consolidated Financial Statements

The components of the net accumulated deferred income tax liability were:

In millions                   December 31,                                            1997             1996
-----------                   -----------                                            -----             ----
Deferred tax assets:
Property-related                                                                      $227             $247
Unrealized gains or losses                                                             273              201
Investment tax credits                                                                 192              206
Regulatory balancing accounts                                                          180              298
Decommissioning-related                                                                114              208
Other                                                                                  335              135
                                                                                    ------           ------
Total                                                                               $1,321           $1,295
                                                                                    ------           ------
Deferred tax liabilities:
 Property-related                                                                   $3,272           $3,550
 Capitalized software costs                                                            127              122
Other                                                                                  738              553
                                                                                    ------           ------
Total                                                                               $4,137           $4,225
                                                                                    ------           ------
Accumulated deferred income taxes - net                                             $2,816           $2,930
                                                                                    ------           ------
Classification of accumulated deferred income taxes:
Included in deferred credits                                                        $2,939           $3,170
                                                                                    ------           ------
Included in current assets                                                             123              240
                                                                                    ------           ------

The current and deferred components of income tax expense were:

In millions                   Year ended December 31,                                1997       1996       1995
-----------                   ----------------------                                 ----       ----       ----
Current:
Federal                                                                              $375       $386       $560
State                                                                                 100        129        165
                                                                                     ----       ----       ----
                                                                                      475        515        725
                                                                                     ----       ----       ----
Deferred--federal and state:
Accrued charges                                                                       (33)       (14)         1
Depreciation                                                                          (47)       (14)        21
Investment and energy tax credits - net                                               (20)       (24)       (25)
Pension reserves                                                                       (5)        45         (3)
Rate phase-in plan                                                                    (19)       (32)       (46)
Regulatory balancing accounts                                                         141         34       (118)
State tax - privilege year                                                              -         21        (12)
Other                                                                                  28        (20)       (33)
                                                                                    -----      -----      -----
                                                                                       45         (4)      (215)
                                                                                    -----      -----      -----
Total income tax expense                                                            $ 520      $ 511      $ 510
                                                                                    -----      -----      -----
Classification of income taxes:
Included in operating income                                                         $582       $578       $560
Included in other income                                                              (62)       (67)       (50)

The composite federal and state statutory income tax rate was 40.551% for 1997 and 41.045% for 1996 and 1995.

                                           Southern California Edison Company

The federal statutory income tax rate is reconciled to the effective tax rate below:

                              Year ended December 31,                                1997       1996       1995
                              ----------------------                                 ----       ----       ----
Federal statutory rate                                                               35.0%      35.0%      35.0%
Capitalized software                                                                 (0.9)      (0.8)      (0.8)
Depreciation and other                                                                6.9        4.5        4.3
Investment and energy tax credits                                                    (1.8)      (2.0)      (2.2)
State tax - net of federal deduction                                                  7.0        7.1        6.5
                                                                                    -----      -----      -----
Effective tax rate                                                                   46.2%      43.8%      42.8%
                                                                                    =====      =====      =====

Note 6.      Employee Compensation and Benefit Plans

Stock Option Plans

Under its Long-Term Incentive Compensation Plan, SCE participates in the use of 8.2 million shares of parent company common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 3.7 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

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

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $5 million, $8 million and $4 million for the years 1997, 1996 and 1995, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $602 million, $653 million and $677 million for the years 1997, 1996, and 1995, respectively.

The weighted-average fair value of options granted during 1997 and 1996 was $7.62 per share option and $6.27 per share option, respectively. The weighted-average remaining life of options outstanding as of December 31, 1997, and 1996, was 7 years.

Notes to Consolidated Financial Statements

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                       1997           1996
                                                       ----           ----

Expected life                                        7 years        7 years
Risk-free interest rate                             6.3% - 6.8%       5.5%
Expected volatility                                     17%            17%

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

The plan's funded status was:

In millions  December 31,                                         1997                1996
-----------  -----------                                          ----                ----
Actuarial present value of benefit obligations:
Vested benefits                                                 $1,577              $1,670
Nonvested benefits                                                 126                  71
                                                                ------              ------
Accumulated benefit obligation                                   1,703               1,741
Value of projected future compensation levels                      391                 261
                                                                ------              ------
Projected benefit obligation                                    $2,094              $2,002
                                                                ------              ------
Fair value of plan assets                                       $2,298              $2,165
                                                                ------              ------
Projected benefit obligation
  less than plan assets                                         $ (204)               (163)
Unrecognized net gain                                              304                 300
Unrecognized prior service cost                                   (184)               (199)
Unrecognized net obligation (17-year
  amortization)                                                    (38)                (43)
                                                                ------              ------
Pension liability (asset)                                       $ (122)             $ (105)
                                                                ------              ------
Discount rate                                                      7.0%               7.75%
Rate of increase in future compensation                            5.0%                5.0%
Expected long-term rate of return on assets                        8.0%                8.0%
                                                                ------              ------

                                           Southern California Edison Company

SCE recognizes pension expense calculated under the actuarial method used for ratemaking.

The components of pension expense were:

In millions                        Year ended December 31,                 1997              1996            1995
-----------                        ----------------------                 -----             -----           -----
Service cost for benefits earned                                            $44               $49             $57
Interest cost on projected benefit obligation                               138               178             156
Actual return on plan assets                                               (369)             (343)           (454)
Net amortization and deferral                                               222               145             268
                                                                          -----             -----           -----
Pension expense under accounting standards                                   35                29              27
Special termination benefits                                                  -                 -               3
Regulatory adjustment - deferred                                             17                22              22
                                                                          -----             -----           -----
Net pension expense recognized                                               52                51              52
Settlement gain                                                               -              (121)              -
                                                                          -----             -----           -----
Total expense (gain)                                                      $  52             $ (70)          $  52
                                                                          =====             =====           =====

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

Trust assets are primarily common stocks, corporate and government bonds, and short-term investments.

The funded status of these benefits is reconciled to the recorded liability below:

In millions                        December 31,                            1997              1996
-----------                        -----------                            -----             -----
Actuarial present value of benefit obligation:
Retirees                                                                 $1,000            $  928
Employees eligible to retire                                                 45                35
Other employees                                                             488               386
                                                                         ------            ------
Accumulated benefit obligation                                           $1,533            $1,349
                                                                         ------            ------
Fair value of plan assets                                                $  815            $  617
                                                                         ------            ------
Plan assets less than accumulated benefit obligation                     $  718            $  732
Unrecognized transition obligation                                         (403)             (430)
Unrecognized net gain (loss)                                               (244)             (231)
                                                                         ------            ------
Recorded liability                                                       $   71            $   71
                                                                         ------            ------
Discount rate                                                              7.0%             7.75%
Expected long-term rate of return on assets                                8.0%              8.5%

Notes to Consolidated Financial Statements

The components of postretirement benefits other than pensions expense were:

In millions       Year ended December 31,                                  1997              1996            1995
-----------       ----------------------                                   ----              ----            ----
Service cost for benefits earned                                          $ 30              $ 31            $ 35
Interest cost on benefit obligation                                         99                90              77
Actual return on plan assets                                               (50)              (43)            (28)
Amortization of loss                                                         4                 6               1
Amortization of transition obligation                                       27                27              27
                                                                          ----              ----            ----
Net expense                                                                110               111             112
Special termination expense                                                  -                72               -
                                                                          ----              ----            ---- Total
expense                                                                   $110              $183            $112
                                                                          ====              ====            ====

The assumed rate of future increases in the per-capita cost of health care benefits is 8.5% for 1998, gradually decreasing to 5.25% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1997, by $255 million annual aggregate service and interest costs by $28 million.

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $15 million in 1997, $24 million in 1996 and $19 million in 1995.

Note 7.  Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of December 31, 1997, was:

                                                   Plant in        Accumulated          Under           Ownership
In millions                                         Service       Depreciation      Construction        Interest
-----------                                        --------       ------------      ------------       ----------
Transmission system:
Eldorado                                              $ 28              $ 9              $ 3               60%
Pacific Intertie                                       241               75                1               50
Generating stations:
Four Corners Units 4 and 5 (coal)                      459              247                3               48
Mohave (coal)                                          307              146                5               56
Palo Verde (nuclear)                                 1,601              665                9               16
San Onofre (nuclear)                                 4,212            2,210               38               75
                                                    ------           ------              ---              ---
Total                                               $6,848           $3,352              $59
                                                    ======           ======              ===

                                           Southern California Edison Company

Note 8.  Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancellable leases at December 31, 1997, were:

Year ended December 31,                                          In millions
----------------------                                           -----------

1998                                                                 $15
1999                                                                  12
2000                                                                  10
2001                                                                   6
2002                                                                   3
Thereafter                                                             5
                                                                     ---
Total                                                                $51
                                                                     ===
Note 9.  Commitments

Nuclear Decommissioning

SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is estimated to cost $2.1 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2013 at San Onofre and 2024 at Palo Verde. San Onofre Unit 1, which shut down in 1992, is expected to be secured until decommissioning begins at the other San Onofre units.

Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense. Decommissioning expense was $154 million in 1997, $148 million in 1996 and $151 million in 1995. The accumulated provision for decommissioning was $1.1 billion at December 31, 1997, and $949 million at December 31, 1996. The estimated costs to decommission San Onofre Unit 1
($280 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments include:

                                           Maturity                                        December 31,
In millions                                  Dates                                      1997         1996
-----------                                ---------                                    ----         ----
Municipal bonds                            1998-2026                                    $  459       $  400
Stocks                                         -                                           392          549
U.S. government issues                     1998-2027                                       357          212
Short-term and other                       2002-2003                                       163           56
                                                                                        ------       ------
Total                                                                                   $1,371       $1,217
                                                                                        ======       ======

Notes to Consolidated Financial Statements

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $54 million, $49 million and $51 million for the years ended 1997, 1996 and 1995, respectively. Proceeds from sales of securities (which are reinvested) were $595 million for 1997, and $1.0 billion for 1996 and 1995. Approximately 89% of the trust fund contributions were tax-deductible.

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

SCE has power-purchase contracts with certain QFs (cogenerators and small power producers) and other utilities. The QF contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to SCE. There are no requirements to make debt-service payments.

SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current or estimated future operating capacity. SCE's minimum commitment under both contracts is approximately $193 million through 2017.

Certain commitments for the years 1998 through 2002 are estimated below:

In millions                                                  1998      1999      2000      2001       2002
-----------                                                  ----      ----      ----      ----       ----
Projected construction expenditures                          $956      $807      $763      $721       $671
Fuel supply contracts                                         228       146       167       154        163
Purchased-power capacity payments                             686       711       714       716        714
Unconditional purchase obligations                              9         9        10         9         10
                                                             ----      ----      ----      ----       ----

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

In connection with the issuance of the San Onofre Units 2 and 3 operating permits, SCE reached an agreement with the California Coastal Commission in 1991 to restore certain marine mitigation sites. The restorations include two sites: designated wetlands and the construction of an
artificial kelp reef off the California coast.   After SCE requested
certain modifications to the agreement, the Coastal Commission issued a final ruling in April 1997 to reduce the scope of remediations. SCE elected to pay for the costs of marine mitigation in lieu of placing the funds into a trust. Rate recovery of these costs is occurring through the San Onofre incentive pricing plan discussed in Note 1 to the Consolidated Financial Statements.

SCE's recorded estimated minimum liability to remediate its 50 identified sites is $178 million, which includes $75 million for the two sites discussed above. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $91 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $153 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates. This amount includes $60 million of marine mitigation costs remaining to be recovered through the San Onofre incentive pricing plan.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1997 were $10 million.

Based on currently available information, SCE believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not materially affect its results of operations or financial position. There can be no assurance, however, that future

<PAGE 39>
Notes to Consolidated Financial Statements

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $28 million per year. Insurance premiums are charged to operating expense.

Quarterly Financial Data

In millions                 Total   Fourth    Third   Second    First    Total   Fourth     Third  Second    First
-----------                 -----   ------    -----   ------    -----    -----   ------     -----  ------    -----
Operating revenue          $7,953   $1,980   $2,434   $1,844   $1,695   $7,583   $1,866    $2,346  $1,611   $1,760
Operating income            1,060      248      349      229      234    1,133      231       382     257      263
Net income                    606      123      233      129      121      655      121       256     131      147
Earnings available for
   common stock               576      116      226      122      112      621      113       247     123      138
Common dividends declared   1,829    1,266      217      171      175      735      196       178     180      181
                            -----    -----    -----    -----    -----    -----    -----     -----   -----     ----

Responsibility for Financial Reporting



The management of Southern California Edison Company (SCE)is responsible for the integrity and objectivity of the accompanying financial statements. The statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and are based, in part, on management estimates and judgment.

SCE maintains systems of internal control to provide reasonable, but not absolute, assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of the financial statements. There are no limits inherent in all systems of internal control, the design of which involves management's judgment and the recognition that the costs of such systems should not exceed the benefits to be derived. SCE believes its systems of internal control achieve this appropriate balance. These systems are augmented by internal audit programs through which the adequacy and effectiveness of internal controls and policies and procedures are monitored, evaluated and reported to management. Actions are taken to correct deficiencies as they are identified.

SCE's independent public accountants, Arthur Andersen LLP, are engaged to audit the financial statements in accordance with generally accepted auditing standards and to express an informed opinion on the fairness, in all material respects, of SCE's reported results of operations, cash flows and financial position.

As a further measure to assure the ongoing objectivity of financial information, the audit committee of the board of directors, which is composed of outside directors, meets periodically, both jointly and separately, with management, the independent public accountants and internal auditors, who have restricted access to the committee. The committee recommends annually to the board of directors the appointment of a firm of independent public accounts to conduct audits of its financial statements; considers the independence of such firm and the overall adequacy of the audit scope and SCE's systems of internal control; reviews financial reporting issues; and is advised of management's actions regarding financial reporting and internal control matters.

SCE maintains high standards in selecting, training and developing personnel to assure that its operations are conducted in conformity with applicable laws and is committed to maintaining the highest standards of personal and corporate conduct. Management maintains programs to encourage and assess compliance with these standards.



Richard K. Bushey                      John E. Bryson
-----------------                      --------------
Richard K. Bushey                      John E. Bryson
Vice President                         Chairman of the Board
and Controller                         and Chief Executive Officer


January 30, 1998

Report of Independent Public Accounts      Southern California Edison Company



To the Shareholders and the Board of Directors, Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                       ARTHUR ANDERSEN LLP
                                       ARTHUR ANDERSEN LLP


Los Angeles, California
January 30, 1998

<PAGE 42>
Board of Directors                         Southern California Edison Company
------------------

John E. Bryson                           Carl F. Huntsinger                 E. L. Shannon, Jr.
Chairman of the Board and CEO,           General Partner,                   Retired Chairman of the Board,
Edison International and SCE             DAE Limited Partnership Ltd.,      Santa Fe International Corporation,
                                         Ojai, California                   Alhambra, California

Winston H. Chen                          Charles D. Miller                  Robert H. Smith
Chairman of the Paramitas Foundation     Chairman of the Board and CEO,     Managing Director,
and Chairman of Paramitas                Avery Dennison Corporation,        Smith and Crowley Incorporated,
Investment Corporation,                  Pasadena, California               Pasadena, California
Santa Clara, California

Warren Christopher                       Luis G. Nogales                    Thomas C. Sutton
Senior Partner,                          President,                         Chairman of the Board and CEO,
O'Melveny & Myers,                       Nogales Partners,                  Pacific Life Insurance Company,
Los Angeles, California                  Los Angeles, California            Newport Beach, California

Stephen E. Frank                         Ronald L. Olson                    Daniel M. Tellep
President and Chief Operating            Senior Partner,                    Retired Chairman of the Board,
Officer, SCE                             Munger, Tolles and Olson,          Lockheed Martin Corporation,
                                         Los Angeles, California            Bethesda, Maryland

Camilla C. Frost*                        J.J. Pinola*                       James D. Watkins
Trustee, Chandler Trusts,                Retired Chairman of the            Admiral USN, Retired
Director and Secretary-Treasurer,        Board and CEO,                     President, Joint Oceanographic
Chandis Securities Company,              First Interstate Bancorp,          Institutions, Inc. and President,
Los Angeles, California                  Los Angeles, California            Consortium for Oceanographic
                                                                            Research and Education
                                                                            Wasington, D.C.

Joan C. Hanley                           James M. Rosser                    Edward Zapanta, M.D.
General Partner,                         President,                         Physician and Neurosurgeon,
Miramonte Vineyards,                     California State University,       Torrance, California
Rancho Palos Verdes, California             Los Angeles
                                         Los Angeles, California
*Retiring on April 16, 1998
------------------------------------------------------------------------------------------------------------

Management Team
---------------

John E. Bryson                           Robert G. Foster                   Lawrence D. Hamlin
Chairman of the Board and CEO            Senior Vice President,             Vice President, Power Production
                                         Public Affairs

Stephen E. Frank                         Richard M. Rosenblum               Thomas J. Higgins
President and Chief Operating            Senior Vice President,             Vice President,
Officer                                  T&D Wires Business Unit            Corporate Communications

Bryant C. Danner                         Emiko Banfield                     R. W. Krieger
Executive Vice President and             Vice President,                    Vice President, Nuclear Generation
General Counsel                          Shared Services

Alan J. Fohrer                           Pamela A. Bass                     J. Michael Mendez
Executive Vice President and             Vice President,                    Vice President, Labor Relations
Chief Financial Officer                  Customer Solutions Business Unit

Harold B. Ray                            Richard K. Bushey                  Dwight E. Nunn
Executive Vice President,                Vice President and Controller      Vice President, Nuclear Engineering
Generation Business Unit                                                    and Technical Services

Theodore F. Craver, Jr.                  Bruce C. Foster                    Frank J. Quevedo
Senior Vice President and                Vice President,                    Vice President, Equal Opportunity
Treasurer                                San Francisco Regulatory Affairs

John R. Fielder                          Lillian R. Gorman                  Mahvash Yazdi
Senior Vice President,                   Vice President, Human Resources    Vice President and Chief
Regulatory Policy and Affairs                                               Information Officer

                                                                            Beverly P. Ryder
                                                                            Corporate Secretary

Shareholder Information
------------------------------------------------------------------------


Annual Meeting of Shareholders

Thursday, April 16, 1998
10:00 a.m.
The Industry Hills Sheraton Resort and Conference Center
One Industry Hills Parkway
City of Industry, California
------------------------------------------------------------------------


Stock Listing and Trading Information

SCE Preferred Stock

The American and Pacific stock exchanges use the ticker symbol SCE. Previous day's closing prices, when traded, are listed in the daily newspapers in the American Stock Exchange table under the symbol SoCalEd. The 6.05%, 6.45% and 7.23% series are not listed.

Where to Buy and Sell Stock

The listed preferred stocks may be purchased through any brokerage firm. Firms handling unlisted series can be located through your broker.
-----------------------------------------------------------------------

Transfer Agent and Registrar

Southern California Edison Company maintains shareholder records and is transfer agent and registrar for SCE preferred stock. Shareholders may call Shareholder Services, (800) 347-8625, between 8:00 a.m. and 4:00 p.m. (Pacific time) every business day, regarding:

 o  stock transfer and name-change requirements;
 o  address changes, including dividend addresses;
 o  electronic deposit of dividends;
 o  taxpayer identification number submission or changes;
 o  duplicate 1099 forms and W-9 forms;
 o  notices of and replacement of lost or destroyed stock certificates;
 o  dividend checks;
 o  requests to eliminate multiple annual report mailings; and
 o request access to online account information via Edison International's Internet Home Page, www.edisonx.com

The address of Shareholder Services is:

P.O. Box 400, Rosemead, California 91770-0400
FAX:  (626) 302-4815