Form 10-K/A
period 1997-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 1998-03-27
CIK 92103

PAGE

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 1

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                December 31, 1997
                          --------------------------------------------

                       Commission File Number 1-2313

                    SOUTHERN CALIFORNIA EDISON COMPANY
          (Exact name of registrant as specified in its charter)

          California                                 95-1240335
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

   2244 Walnut Grove Avenue                              (626) 302-1212
     Rosemead, California                   91770        (Registrant's telephone number,
(Address of principal executive offices)   (Zip Code)    including area code)

        Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
      -------------------                               ---------------------
Capital Stock
     Cumulative Preferred    $100 Cumulative Preferred   American and Pacific
 4.08% Series  4.78% Series        6.05% Series
 4.24% Series  5.80% Series        6.45% Series
 4.32% Series                      7.23% Series

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

                    SOUTHERN CALIFORNIA EDISON COMPANY

                                FORM 10-K/A

The undersigned registrant hereby amends its 1997 Form 10-K solely for the purpose of replacing Exhibit 10.18 (Consulting Arrangement with Howard P. Allen).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Southern California Edison Company
                                 (Registrant)



                                     KENNETH S. STEWART
                                 By: --------------------------
                                     KENNETH S. STEWART
                                     Assistant General Counsel


Date:  March 26, 1998


                               EXHIBIT INDEX

Exhibit
Number                    Description
-------                   -----------

10.18                     Consulting Arrangement with Howard P. Allen

PAGE

                                                            EXHIBIT 10.18

                    RESOLUTION OF THE BOARD OF DIRECTORS OF

                     SOUTHERN CALIFORNIA EDISON COMPANY

                           Adopted:  May 15, 1997


                         RE:  DIRECTOR RESIGNATION


WHEREAS, Howard P. Allen has tendered his resignation as a director of this corporation eleven months early and after a long and distinguished career as an employee and director; and

WHEREAS, the Board of Directors of this corporation desires that Mr. Allen remain available to the corporation for advice and consultation;

NOW, THEREFORE, BE IT RESOLVED, that Mr. Allen's early resignation is accepted with regret.

BE IT FURTHER RESOLVED, that this corporation will pay its allocable share of a $40,000 fee to be credited to Mr. Allen's account in the Director Deferred Compensation Plan in consideration of his agreement to remain available to this corporation and Edison International for advice and consultation for a period of four years, and that his nonqualified plan benefits will commence payment in accordance with the terms of the applicable plans as if Mr. Allen retired from the Board of Directors of this corporation on April 16, 1998.

BE IT FURTHER RESOLVED, that the Chief Executive Officer or the Vice President of Human Resources is authorized to execute any agreement or other document, or take any other action deemed necessary or appropriate in his or her discretion, to implement the intent of this resolution.


APPROVED:


John E. Bryson
----------------------------------------------
John E. Bryson
Chairman of the Board



Bryant C. Danner
---------------------------------------------
Bryant C. Danner
Executive Vice President and General Counsel