Form 10-Q
period 1998-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 1998-05-12
CIK 92103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                     March 31, 1998
                               ------------------------------------------------
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _______________________

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
                    executive offices)                       (Zip Code)

                                 (626) 302-1212
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                             Outstanding at May 11, 1998
----------------------------------------   ------------------------------------
    Common Stock, no par value                       434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                           Page
                                                                            No.
                                                                           ----
Part I.  Financial Information:

         Item 1.  Consolidated Financial Statements:

                  Report of Independent Public Accountants                   1

                  Consolidated Statements of Income -- Three and
                     Twelve Months Ended March 31, 1998, and 1997            2

                  Consolidated Statements of Comprehensive Income --
                     Three and Twelve Months Ended March 31, 1998,
                     and 1997                                                2

                  Consolidated Balance Sheets -- March 31, 1998,
                     December 31, 1997, and March 31, 1997                   3

                  Consolidated Statements of Cash Flows --
                     Three and Twelve Months Ended
                     March 31, 1998, and 1997                                5

                  Consolidated Statements of Retained Earnings --
                     Three and Twelve Months Ended
                     March 31, 1998, and 1997                                6

                  Notes to Consolidated Financial Statements                 7

         Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                   28

Part II. Other Information:

         Item 1.  Legal Proceedings                                          40

         Item 4.  Submission of Matters to a Vote of Security Holders        45

         Item 6.  Exhibits and Reports on Form 8-K                           45

PART I FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of March 31, 1998, December 31, 1997, and March 31, 1997, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for each of the three- and twelve-month periods ended March 31, 1998, and 1997. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of March 31, 1998, December 31, 1997, and March 31, 1997, and the results of their operations and their cash flows for each of the three- and twelve-month periods ended March 31, 1998, and 1997, in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP
                                                          ARTHUR ANDERSEN LLP



Los Angeles, California
May 4, 1998


<PAGE 1>



SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                                                   3 Months Ended             12 Months Ended
                                                                     March 31,                   March 31,
------------------------------------------------------------------------------------------------------------------
                                                                 1998           1997         1998          1997
------------------------------------------------------------------------------------------------------------------
Operating revenue                                            $1,622,691     $1,695,436   $7,880,638     $7,518,686
-------------------------------------------------------------------------------------------------------------------

Fuel                                                            118,684        144,616      855,539        663,536
Purchased power                                                 576,506        628,674    2,801,834      2,807,122
Provisions for regulatory
   adjustment clauses-- net                                    (238,017)       (88,173)    (560,780)      (411,904)
Other operating expenses                                        287,584        240,954    1,259,097      1,152,002
Maintenance                                                     101,870         95,878      411,537        343,017
Depreciation and decommissioning                                382,974        305,583    1,317,270      1,126,750
Income taxes                                                    125,604         95,297      612,339        565,181
Property and other taxes                                         39,518         38,875      129,680        168,768
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                      1,394,723      1,461,704    6,826,516      6,414,472
-------------------------------------------------------------------------------------------------------------------

Operating income                                                227,968        233,732    1,054,122      1,104,214
-------------------------------------------------------------------------------------------------------------------

Provision for rate phase-in plan                                     --        (11,309)     (37,177)       (66,519)
Allowance for equity funds
   used during construction                                       2,781          2,003        8,429         13,181
Interest and dividend income                                     18,312          6,856       56,092         34,508
Other nonoperating income (deductions)-- net                     (3,591)         4,649      (31,273)       (11,904)
-------------------------------------------------------------------------------------------------------------------

Total other income (deductions)-- net                            17,502          2,199       (3,929)       (30,734)
-------------------------------------------------------------------------------------------------------------------

Income before interest expense                                  245,470        235,931    1,050,193      1,073,480
-------------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                      124,354         91,189      378,758        374,293
Other interest expense                                           18,020         27,491       91,607         82,309
Allowance for borrowed funds used
   during construction                                           (1,892)        (2,412)      (8,693)        (9,439)
Capitalized interest                                               (158)        (1,320)      (1,236)        (2,958)
-------------------------------------------------------------------------------------------------------------------

Total interest expense-- net                                    140,324        114,948      460,436        444,205
-------------------------------------------------------------------------------------------------------------------

Net income                                                      105,146        120,983      589,757        629,275
Dividends on preferred stock                                      6,759          8,599       27,648         34,395
-------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                          $   98,387    $   112,384   $  562,109    $   594,880
-------------------------------------------------------------------------------------------------------------------




CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands

                                                                   3 Months Ended              12 Months Ended
                                                                     March 31,                    March 31,
----------------------------------------------------------- ----------------------------- --------------------------
                                                                  1998           1997        1998           1997
----------------------------------------------------------- ----------------------------- --------------------------

Net income                                                   $  105,146     $  120,983   $  589,757     $  629,275
Unrealized gains on securities--  net                            11,110          7,243       18,508         18,511
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                                         $  116,256     $  128,226   $  608,265     $  647,786
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------






The accompanying notes are an integral part of these financial statements.


<PAGE 2>



SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                March 31,        December 31,         March 31,
                                                                  1998               1997                1997
-------------------------------------------------------------------------------------------------------------------

ASSETS
\
Transmission and distribution:
   Utility plant, at original cost, subject to
   cost-based rate regulation                                 $11,333,083           $11,213,352        $11,090,635
Accumulated provision for depreciation                         (5,690,973)           (5,573,742)        (5,227,093)
Construction work in progress                                     482,386               492,614            433,763
-------------------------------------------------------------------------------------------------------------------

                                                                6,124,496             6,132,224          6,297,305
-------------------------------------------------------------------------------------------------------------------

Generation:
   Utility plant, at original cost,
      not subject to cost-based rate regulation                 9,367,923             9,522,127          9,447,242
Accumulated provision for depreciation
   and decommissioning                                         (5,241,980)           (4,970,137)        (4,460,028)
Construction work in progress                                     101,759               100,283             91,502
Nuclear fuel, at amortized cost                                   145,607               154,757            185,411
-------------------------------------------------------------------------------------------------------------------

                                                                4,373,309             4,807,030          5,264,127
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                            10,497,805            10,939,254         11,561,432
-------------------------------------------------------------------------------------------------------------------

Nonutility property -- less accumulated
   provision for depreciation of $25,195, $24,730
   and $23,791 at respective dates                                 67,495                67,869             70,175
Nuclear decommissioning trusts                                  2,001,906             1,831,460          1,499,836
Other investments                                                 221,148               171,399            115,470
-------------------------------------------------------------------------------------------------------------------

Total other property and investments                            2,290,549             2,070,728          1,685,481
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents                                              613,475               962,272            223,283
Receivables, including unbilled revenue, less
   allowances of $23,849, $26,453 and $24,525
   for uncollectible accounts at respective dates                 751,319               906,388            832,123
Fuel inventory                                                     53,464                58,059             58,626
Materials and supplies, at average cost                           131,278               132,980            153,458
Accumulated deferred income taxes-- net                                --               123,146            167,699
Regulatory balancing accounts-- net                               495,078               193,311                 --
Prepayments and other current assets                               54,439                93,098             59,794
-------------------------------------------------------------------------------------------------------------------

Total current assets                                            2,099,053             2,469,254          1,494,983
-------------------------------------------------------------------------------------------------------------------

Unamortized debt issuance and reacquisition
   expense                                                        369,163               359,304            339,654
Rate phase-in plan                                                     --                 3,777             40,013
Income tax-related deferred charges                             1,549,631             1,543,380          1,691,963
Other deferred charges                                            841,519               673,601            434,269
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                          2,760,313             2,580,062          2,505,899
-------------------------------------------------------------------------------------------------------------------

Total assets                                                  $17,647,720           $18,059,298        $17,247,795
-------------------------------------------------------------------------------------------------------------------







The accompanying notes are an integral part of these financial statements.


<PAGE 3>



SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                March 31,        December 31,         March 31,
                                                                  1998               1997                1997
-------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
Common shareholder's equity:
   Common stock (434,888,104 shares
      outstanding at each date)                             $ 2,168,054             $ 2,168,054        $ 2,168,054
   Additional paid-in capital                                   334,031                 334,031            177,774
   Accumulated other comprehensive income                        59,133                  48,023             40,625
   Retained earnings                                          1,408,330               1,407,834          2,603,439
-------------------------------------------------------------------------------------------------------------------

                                                              3,969,548               3,957,942          4,989,892
-------------------------------------------------------------------------------------------------------------------

Preferred stock:
   Not subject to mandatory redemption                          183,755                 183,755            283,755
   Subject to mandatory redemption                              275,000                 275,000            275,000
Long-term debt                                                5,807,485               6,144,597          4,660,831
-------------------------------------------------------------------------------------------------------------------

Total capitalization                                         10,235,788              10,561,294         10,209,478
-------------------------------------------------------------------------------------------------------------------

Other long-term liabilities                                     494,370                 479,637            452,048
-------------------------------------------------------------------------------------------------------------------

Current portion of long-term debt                               567,875                 692,875            426,470
Short-term debt                                                 345,241                 322,028            134,826
Accounts payable                                                400,592                 406,704            327,191
Accrued taxes                                                   566,292                 509,270            560,766
Accrued interest                                                 75,337                  85,406            104,677
Dividends payable                                                99,999                  95,146            106,102
Regulatory balancing accounts-- net                                  --                      --            106,505
Accumulated deferred income taxes-- net                          94,577                      --                 --
Deferred unbilled revenue and other current
   liabilities                                                  818,324                 931,856            787,819
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                     2,968,237               3,043,285          2,554,356
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes-- net                       2,836,703               2,939,471          3,097,468
Accumulated deferred investment tax credits                     319,916                 326,728            342,042
Customer advances and other deferred credits                    791,865                 708,745            592,403
-------------------------------------------------------------------------------------------------------------------

Total deferred credits                                        3,948,484               3,974,944          4,031,913
-------------------------------------------------------------------------------------------------------------------

Minority interest                                                   841                     138                 --
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)





Total capitalization and liabilities                        $17,647,720             $18,059,298        $17,247,795
-------------------------------------------------------------------------------------------------------------------






The accompanying notes are an integral part of these financial statements.


<PAGE 4>



SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                   3 Months Ended              12 Months Ended
                                                                     March 31,                    March 31,
----------------------------------------------------------- ----------------------------- ---------------------------
                                                                1998           1997          1998           1997
----------------------------------------------------------- ----------------------------- ---------------------------

Cash flows from operating activities:
Net income                                                $   105,146    $   120,983     $  589,757    $   629,275
Adjustments for non-cash items:
   Depreciation and decommissioning                           382,974        305,583      1,317,270      1,126,750
   Amortization                                                26,156         12,164         95,355         75,207
   Rate phase-in plan                                           3,777         10,690         40,013         61,356
   Deferred income taxes and investment
      tax credits                                             101,892         43,554        121,717        122,157
   Other long-term liabilities                                 14,733         28,123         42,322         78,246
   Regulatory asset related to sale of utility plant          (98,041)            --        (98,041)            --
   Loss on sale of utility plant                               62,633             --         62,633             --
   Other-- net                                                (18,117)       (21,043)      (205,698)      (171,269)
Changes in working capital:
   Receivables                                                155,069         88,960         80,804         32,219
   Regulatory balancing accounts                             (301,767)       (74,983)      (601,583)      (332,849)
   Fuel inventory, materials and supplies                       6,297         14,662         27,342         49,505
   Prepayments and other current assets                        38,659         45,343          5,355         10,646
   Accrued interest and taxes                                  46,953         87,392        (23,814)       (96,055)
   Accounts payable and other current liabilities            (119,644)      (103,086)       103,906         47,037
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                     406,720        558,342      1,557,338      1,632,225
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt repaid                                        (454,441)      (200,005)    (1,170,581)      (198,575)
Rate reduction notes issued                                    (4,757)            --      2,444,532             --
Rate reduction notes repaid                                   (12,354)            --        (12,354)            --
Preferred stock redeemed                                           --             --       (100,000)            --
Nuclear fuel financing-- net                                   (8,623)         6,031        (34,794)        56,271
Short-term debt financing-- net                                23,213        (95,323)       210,415       (171,709)
Capital transferred                                                --             --        153,000             --
Dividends paid                                               (101,084)      (185,617)    (1,787,412)      (840,710)
-------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                        (558,046)      (474,914)      (297,194)    (1,154,723)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                              (167,978)      (151,407)      (701,891)      (583,465)
Proceeds from sale of plant                                    29,801             --         29,801             --
Funding of nuclear decommissioning trusts                     (39,683)       (27,889)      (165,550)      (140,072)
Unrealized gain on securities-- net                            11,110          7,243         18,508         18,511
Other-- net                                                   (30,721)        (8,034)       (50,820)       (76,359)
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                        (197,471)      (180,087)      (869,952)      (781,385)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
   and equivalents                                           (348,797)       (96,659)       390,192       (303,883)
Cash and equivalents, beginning
   of period                                                  962,272        319,942        223,283        527,166
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                        $  613,475    $   223,283     $  613,475    $   223,283
-------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest-- net of amounts capitalized                     $    74,808   $     79,627     $  337,317    $   350,212
Taxes                                                              10             29        437,758        515,238




The accompanying notes are an integral part of these financial statements.


<PAGE 5>



SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                                                   3 Months Ended              12 Months Ended
                                                                     March 31,                    March 31,
----------------------------------------------------------- ----------------------------- ---------------------------
                                                                1998          1997          1998           1997
----------------------------------------------------------- ----------------------------- ---------------------------

Balance at beginning of period                             $1,407,834     $2,665,612     $2,603,439     $2,737,651
Net income                                                    105,146        120,983        589,757        629,275
Dividends declared on common stock                            (95,564)      (174,557)    (1,750,046)      (729,075)
Dividends declared on preferred stock                          (6,759)        (8,599)       (27,648)       (34,395)
Stock option appreciation                                      (2,327)            --         (2,327)            --
Reacquired capital stock expense and other                         --             --         (4,845)           (17)
-------------------------------------------------------------------------------------------------------------------

Balance at end of period                                   $1,408,330     $2,603,439     $1,408,330     $2,603,439
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------








































The accompanying notes are an integral part of these financial statements.


<PAGE 6>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Summary of Significant Accounting Policies

Accounting Principles

Southern California Edison Company's (SCE) accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted by the Financial Accounting Standards Board's Emerging Issues Task Force, during the third quarter of 1997, SCE began accounting for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general. Although this change did not result in any adjustment of the carrying value of such investment, SCE's Balance Sheets display a separate caption for its investment in generation.

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

Nuclear

The CPUC-authorized rate phase-in plans (deferred the collection of revenue for each unit at the Palo Verde Nuclear Generating Station during the first four years of operation) ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively.


<PAGE 7>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under federal law, SCE is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through non-bypassable customer rates.

In April 1996, the CPUC authorized acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. Operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures at San Onofre Units 2 and 3 are recovered through an incentive pricing plan which allows SCE to receive about 4(cent) per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning January 1, 1998, the accelerated plant recovery and the incentive pricing plan became part of the CTC mechanism. Beginning in 2004, SCE will be required to share equally with ratepayers the net benefits received from operation of the units.

In January 1997, the CPUC authorized an acceleration of the recovery of its remaining investment of $1.2 billion in Palo Verde Units 1, 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. The accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account became part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. Beginning in 2002, SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde.

Reclassifications

Certain prior-period amounts were reclassified to conform to the March 31, 1998, financial statement presentation.

Regulatory Balancing Accounts

Prior to January 1, 1998, the differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs were accumulated in balancing accounts until they were refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). On January 1, 1998, the balances in these balancing accounts were transferred to a transition cost balancing account. Also, beginning January 1, 1998, the difference between generation-related revenue and generation-related costs is being accumulated in the transition cost balancing account, effectively eliminating all other balancing accounts except those used to assist in the administration of public purpose funds. These transition costs are being recovered from utility customers (with interest) through the CTC mechanism. For further details, see discussion under California Electric Utility Industry Restructuring in Note 2 to the Consolidated Financial Statements. Income tax effects on all balancing account changes are deferred.

In January 1997, in compliance with the new restructuring legislation, overcollections in the kilowatt-hour sales and energy cost balancing accounts at December 31, 1996, were transferred to an interim balancing account and were credited to the transition cost balancing account beginning in January 1998.

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses were $0.4 million and $35 million for the three and twelve months ended March 31, 1998, respectively, and $5 million and $22 million for the three and twelve months ended March 31, 1997, respectively.


<PAGE 8>



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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 6.6% and 5.6% for the three and twelve months ended March 31, 1998, respectively, and 5.2% and 4.6% for the three and twelve months ended March 31, 1997, respectively.

During the third quarter of 1997, SCE discontinued accounting for its investment in generation facilities using accounting principles applicable to rate-regulated enterprises and began accounting for such investment using accounting principles applicable to enterprises in general. The carrying value of such investment was unaffected by this change.

Note 2.       Regulatory Matters

California Electric Utility Industry Restructuring

Restructuring Decision -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which provides competition and customer choice starting April 1, 1998. Key elements of the CPUC's restructuring decision included: creation of the power exchange (PX) and independent system operator (ISO); availability of customer choice for electricity supply and certain billing and metering services; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation; and implementation of the CTC.

Restructuring Legislation -- In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The legislation included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the legislation mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.



<PAGE 9>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began in January 1998, will repay the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. For further details see discussion under Long-Term Debt in Note 3 to the Consolidated Financial Statements.

Rate-setting -- In December 1996, SCE filed a comprehensive plan addressing the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning beginning January 1, 1998. The transmission component of this rate unbundling process was addressed at the FERC through a March 1997 filing. In December 1997, the FERC approved these rates, subject to refund, to be effective on the date the ISO begins operation. In August 1997, the CPUC issued a decision which adopted a methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms or another review process later in its divestiture proceeding.

PX and ISO -- In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. In October 1997, the FERC gave conditional, interim authorization for operation of the PX and ISO to begin on January 1, 1998. The FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. The start-up of the PX and ISO was delayed by three months due to insufficient testing of systems. On March 31, 1998, both the PX and ISO began bidding and scheduling for April 1, 1998, when the ISO took over operational control of the power system.

In 1996, the CPUC issued an interim order establishing a restructuring trust which would obtain loans up to $250 million (increased to $300 million in November 1997) backed by utility guarantees. The loans were used to build hardware and software systems for the ISO and PX. SCE's share of the loan guarantees is 45%, or $135 million. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In December 1997, the CPUC approved the utilities' request that the restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is $101 million, plus interest and fees over the four-year transition period; SCE's share is 45%, or $45 million.

Direct Customer Access -- In May 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service beginning January 1, 1998.
Effective April 1, 1998, after a three month delay in the implementation of direct access, customers are now able to choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the

<PAGE 10>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual.

Revenue Cycle Services -- A decision issued by the CPUC in May 1997, introduced customer choice to metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. Under this revenue cycle services unbundling decision, beginning in April 1998 (delayed from January 1998), energy service providers (ESPs) can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. In addition, beginning in April 1998, customers with maximum demand above 20 kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to customers who elect to have ESPs providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to net the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility.

PBR -- In September 1996, the CPUC adopted a non-generation or transmission and distribution (T&D) PBR mechanism for SCE which began on January 1, 1997. In accordance with this CPUC decision, beginning in April 1998 the transmission portion was separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

The CPUC has announced its intention to consider unbundling SCE's cost of capital by major utility function. On May 8, 1998, SCE filed an application on this issue. A CPUC decision is expected by year-end.

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

Divestiture -- In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all 12 of its gas- and oil-fueled generation plants. Under this proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. In September 1997, the CPUC approved SCE's proposal to auction the 12 plants.

In early December 1997, SCE filed a compliance filing with the CPUC stating that it had sold 10 plants; the CPUC approved the sale of the 10 plants in mid-December 1997. In the first quarter of 1998, SCE announced the pending sales of the 11th and 12th plants. SCE has received CPUC approval of the sale of the 11th plant and approval of the sale of the 12th plant is expected by the end of second quarter 1998. The total sales price of the 12 plants is $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales will be used to reduce stranded costs, which otherwise were expected to

<PAGE 11>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be collected through the CTC mechanism. The transfer of ownership of the 12 plants is expected to be completed by the end of second quarter 1998.

CTC -- The CTC applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. In October 1996, SCE amended its August 1996 transition cost filing to reflect the effects of the legislation enacted in September 1996. The CTC is being determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants had a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants had no market value. These estimates were based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs were comprised of: $7.5 billion from SCE's qualifying facility (QF) contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants (successful completion of the sale of SCE's gas-fired generating plants would reduce this estimate of transition costs for SCE-owned generation to less than $5 billion) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in Note 1 to the Consolidated Financial Statements), and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue was separated into two phases; Phase 1 addressed the rate-making issues and Phase 2 the quantification issues.

A decision on Phase 1 was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. The Phase 2 decision, which was issued in November 1997, established the calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze. The Phase 2 decision also reduced SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets) beginning July 1997, five months earlier than anticipated. SCE has filed an application for rehearing on the 1997 rate of return issue.

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). During the third quarter of 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities. SCE took this action after a consensus was reached by the Financial Accounting Standards Board's Emerging Issues Task Force
(EITF) in July 1997, regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan.

However, implementation of the EITF consensus did not require SCE to write off any of its generation-related assets, including regulatory assets of approximately $900 million at March 31, 1998. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These

<PAGE 12>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded-cost recovery and open access transmission, effective July 1996. The decision, reaffirmed by the FERC in its March and November 1997 orders, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC addressed stranded-cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff were collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order. The open access transmission tariff was terminated as of April 1, 1998, when the ISO began operation.

Mojave Cogeneration Contract

In 1991, SCE filed its testimony in the QF phase of the 1991 Energy Cost Adjustment Clause proceeding. In 1993, the CPUC's Office of Ratepayer Advocates
(ORA) filed its report on the reasonableness of SCE's QF contracts and alleged that SCE had imprudently renegotiated a QF contract with the Mojave Cogeneration Company. The report recommended a disallowance of $32 million (1993 net present value) over the contract's 20-year life. Subsequently, SCE and the ORA reached a settlement where SCE agreed to a one-time reduction to its energy-cost adjustment clause balancing account of $14 million plus interest. Because SCE and the ORA were unable to finalize their settlement, hearings on the ORA's disallowance recommendations were held in June 1997. During the hearings, the ORA presented testimony updating its assessment of ratepayer harm to $45 million (1997 net present value) over the contract's life. On April 9, 1998, the CPUC issued a decision resulting in a $16 million disallowance, which has been fully reflected in SCE's financial statements.


<PAGE 13>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financial Instruments

Cash Equivalents

Cash and equivalents include tax-exempt investments ($392 million at March 31, 1998, $936 million at December 31, 1997, and $185 million at March 31, 1997), and time deposits and other investments ($221 million at March 31, 1998, $26 million at December 31, 1997, and $38 million at March 31, 1997) with maturities of three months or less.

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

SCE has gas call options that mitigate its exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the PX. The options cover various periods from 1998 through 2001.

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At the balance sheet dates of March 31, 1998, December 31, 1997, and March 31, 1997, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At March 31, 1998, SCE had pledged $22 million as collateral due to a decline in market interest rates. At March 31, 1997, SCE had an interest rate cap agreement which fixed the interest rate at 6% for $30 million of debt due 2027; it expired July 1, 1997.

SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligations.



<PAGE 14>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                        March 31,                    December 31,                March 31,
                                          1998                           1997                      1997
-------------------------------------------------------------------------------------------------------------------

                                  Cost         Fair             Cost          Fair           Cost         Fair
                                  Basis        Value            Basis         Value          Basis        Value
-------------------------------------------------------------------------------------------------------------------

Financial assets:
Decommissioning trusts          $1,411       $2,002            $1,371       $1,831         $1,245        $1,499
Equity investments                   9          109                 9           90             11            75
Gas call options                    47           51                34           34             --            --

Financial liabilities:
DOE decommissioning and
  decontamination fees              50           42                50           43             54            44
Interest rate hedges                --           20                --           24             --             9
Long-term debt                   5,807        6,006             6,145        6,456          4,661         4,727
Preferred stock subject to
  mandatory redemption             275          295               275          293            275           289
-------------------------------------------------------------------------------------------------------------------

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

Gross unrealized holding gains on financial assets were:

                                                                 March 31,        December 31,        March 31,
                                                                   1998               1997              1997
-------------------------------------------------------------------------------------------------------------------

Decommissioning trusts:
  Municipal bonds                                                  $158               $131              $ 77
  Stocks                                                            315                190               129
  U.S. government issues                                            109                 91                34
  Short-term and other                                                9                 48                14
-------------------------------------------------------------------------------------------------------------------
                                                                    591                460               254
Equity investments                                                  100                 81                64
Gas call options                                                      4                 --                --
-------------------------------------------------------------------------------------------------------------------
Total                                                              $695               $541              $318
-------------------------------------------------------------------------------------------------------------------


There were no unrealized holding losses on financial assets for the periods presented.

Investments

Net unrealized gains (losses) on equity investments are recorded as a separate component of shareholder's equity under the caption: Other comprehensive income. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning. All investments are classified as available-for-sale.

Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.


<PAGE 15>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following March 31, 1998 are: 1999 -- $568 million; 2000 -- $716 million; 2001 -- $448 million; 2002 -- $446 million; and 2003 -- $446 million.

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

Long-term debt consisted of:

                                                      March 31,                December 31,            March 31,
                                                         1998                      1997                  1997
-------------------------------------------------------------------------------------------------------------------

First and refunding mortgage bonds:
   1998 - 2026 (5.45% to 7.5%)                          $1,700                    $1,825                $2,525
Rate reduction notes:
   1998 - 2007 (5.98% to 6.42%)                          2,451                     2,463                    --
Pollution-control bonds:
   1999 - 2027 (5.4% to 7.2% and variable)               1,202                     1,202                 1,204
Funds held by trustees                                      (2)                       (2)                   (2)
Debentures and notes:
   1998 - 2006 (5.6% to 8.25%)                             870                     1,195                 1,195
Subordinated debentures:
   2044 (8.375%)                                           100                       100                   100
Commercial paper for nuclear fuel                           83                        92                   118
Long-term debt due within one year                        (568)                     (693)                 (426)
Unamortized debt discount-- net                            (29)                      (37)                  (53)
-------------------------------------------------------------------------------------------------------------------

Total                                                   $5,807                    $6,145                $4,661
-------------------------------------------------------------------------------------------------------------------


<PAGE 16>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At March 31, 1998, available lines totaled $1.8 billion, with $1.3 billion for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at March 31, 1998, December 31, 1997, and March 31, 1997, was $428 million, $415 million and $254 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.8%, 6.0% and 5.5% at March 31, 1998, December 31, 1997, and March 31, 1997, respectively.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1998, SCE had the capacity to pay $1.4 billion in additional dividends and continue to maintain its authorized capital structure.

Authorized common stock is 560 million shares with no par value. Authorized shares of preferred and preference stock are: $25 cumulative preferred -- 24 million; $100 cumulative preferred -- 12 million; and preference -- 50 million. All cumulative preferred stocks are redeemable.

Mandatorily redeemable preferred stocks are subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity.

Preferred stock redemption requirements for the five twelve-month periods following March 31, 1998, are: 1999 through 2002 -- zero and 2003 -- $105 million.

Cumulative preferred stock consisted of:

                                                                        March 31,      December 31,      March 31,
Dollars in millions, except per share amounts                              1998            1997            1997
-------------------------------------------------------------------------------------------------------------------

                                              March  31, 1998
                                       ---------------------------
                                          Shares        Redemption
                                       Outstanding         Price
                                       -----------      ----------
Not subject to mandatory redemption:
$25 par value:
4.08% Series                              1,000,000         $25.50          $ 25           $ 25            $ 25
4.24                                      1,200,000          25.80            30             30              30
4.32                                      1,653,429          28.75            41             41              41
4.78                                      1,296,769          25.80            33             33              33
5.80                                      2,200,000          25.25            55             55              55
7.36                                             --             --            --             --             100
-------------------------------------------------------------------------------------------------------------------
Total                                                                       $184           $184            $284
-------------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:
6.05% Series                                750,000        $100.00          $ 75           $ 75            $ 75
6.45                                      1,000,000         100.00           100            100             100
7.23                                      1,000,000         100.00           100            100             100
-------------------------------------------------------------------------------------------------------------------
Total                                                                       $275           $275            $275
-------------------------------------------------------------------------------------------------------------------



<PAGE 17>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of 1997, 4 million shares of Series 7.36% preferred stock were redeemed. There were no other preferred stock issuances or redemptions for the periods presented.

A recently issued accounting standard requires companies to report comprehensive income starting in 1998. SCE implemented the new accounting standard in the first quarter of 1998. Implementation of the new standard had no effect on SCE's financial position or results of operations.

Accumulated other comprehensive income balances were:

                                                                   3 Months Ended              12 Months Ended
                                                                     March 31,                    March 31,
----------------------------------------------------------- ----------------------------- --------------------------
                                                                1998           1997          1998        1997
----------------------------------------------------------- ----------------------------- --------------------------

Beginning balance                                         $  48,023        $  33,382      $  40,625    $  22,114
Unrealized gains on securities                               18,688            6,964         35,882       26,076
Tax effect                                                   (7,578)             279        (17,374)      (7,565)
-------------------------------------------------------------------------------------------------------------------

Ending balance                                            $  59,133        $  40,625      $  59,133    $  40,625
-------------------------------------------------------------------------------------------------------------------

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

The components of the net accumulated deferred income tax liability were:

                                                                March 31,        December 31,         March 31,
                                                                  1998               1997                1997
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                               $    199          $    227          $     237
Unrealized gains or losses                                          326               273                191
Investment tax credits                                              157               192                202
Regulatory balancing accounts                                        78               180                111
Decommissioning-related                                             117               114                105
Other                                                               333               335                299
-------------------------------------------------------------------------------------------------------------------
Total                                                          $  1,210          $  1,321          $   1,145
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                               $  3,139          $  3,272          $   3,489
Capitalized software costs                                          144               127                115
Other                                                               859               738                470
-------------------------------------------------------------------------------------------------------------------
Total                                                          $  4,142          $  4,137          $   4,074
-------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                        $  2,932          $  2,816          $   2,929
-------------------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                                   $  2,837          $  2,939          $   3,097
Included in current assets                                          (95)              123                168



<PAGE 18>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current and deferred components of income tax expense were:

                                                                 3 Months Ended               12 Months Ended
                                                                   March 31,                     March 31,
--------------------------------------------------------- ----------------------------- ----------------------------

                                                             1998           1997            1998           1997
--------------------------------------------------------- -------------- ----------- -- -------------- -------------
Current:
Federal                                                     $ 24         $ 24               $374          $320
State                                                          4           19                 85           108
-------------------------------------------------------------------------------------------------------------------

                                                              28           43                459           428
-------------------------------------------------------------------------------------------------------------------
Deferred--federal and state:
Accrued charges                                              (30)          (2)               (61)          (14)
Depreciation                                                 (73)         (12)              (106)          (21)
Investment and energy tax credits-- net                       (4)          (5)               (20)          (22)
Rate phase-in plan                                            --           (4)               (15)          (24)
Regulatory balancing accounts                                109           26                225           109
Prior year state tax                                          32           27                  5             7
CTC amortization                                              28           --                 27            --
Unbilled revenue                                              14           --                 14            --
Other                                                         16           14                 25            39
-------------------------------------------------------------------------------------------------------------------

                                                              92           44                 94            74
-------------------------------------------------------------------------------------------------------------------

Total income tax expense                                    $120         $ 87               $553          $502
-------------------------------------------------------------------------------------------------------------------

Classification of income taxes:
Included in operating income                                $126         $ 95               $612          $565
Included in other income                                      (6)          (8)               (59)          (63)

The composite federal and state statutory income tax rate was 40.551% for both the three and twelve months ended March 31, 1998, and 40.551% and 40.921% for the three and twelve months ended March 31, 1997, respectively.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                                                 3 Months Ended               12 Months Ended
                                                                   March 31,                     March 31,
--------------------------------------------------------- ----------------------------- ----------------------------
                                                              1998           1997           1998           1997
--------------------------------------------------------- -------------- -------------- -------------- -------------

Federal statutory rate                                        35.0%         35.0%            35.0%         35.0%
Capitalized software                                          (3.9)         (0.9)            (1.5)         (0.8)
CTC amortization                                              12.3             --             2.0            --
Depreciation and other                                         5.7           2.0              8.0           4.9
Investment and energy tax credits                             (1.9)         (2.4)            (1.7)         (2.0)
State tax-- net of federal deduction                           5.3           8.1              6.4           7.3
-------------------------------------------------------------------------------------------------------------------
Effective tax rate                                            52.5%         41.8%            48.2%         44.4%
-------------------------------------------------------------------------------------------------------------------

Note 6.     Employee Compensation and Benefit Plans

Stock Option Plans

On April 16, 1998, the Edison International shareholders approved the Edison International Equity Compensation Plan. The plan replaces the Long-Term Incentive Compensation Program, consisting of officer, director, and management plans, which was adopted by shareholders in 1992. No new awards will be made under the prior program; however, it will remain in effect as long as any awards remain outstanding under the prior program.


<PAGE 19>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The prior program participated in the use of 8.2 million shares of parent company common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 3.4 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

The new plan authorizes the annual issuance of shares equal to one percent of the issued and outstanding shares of Edison International common stock as of December 31 of the prior year. This authorization is cumulative so that to the extent shares are not needed to meet new plan requirements in any year, the excess authorized shares will carry over to subsequent years until plan termination. One percent of the issued and outstanding Edison International common stock on December 31, 1997 was 3.8 million shares. Under the new plan, options on 1.0 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

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

The new plan's stock options have a 10-year term with one-fourth of the total award vesting after each of the first four years of the award term. The prior program's stock options have a 10-year term with one-third of the total award vesting after each of the first three years of the award term. If an optionee retires, dies or is permanently and totally disabled during the vesting period, the unvested options will vest and be exercisable to the extent of 1/36 (prior program) or 1/48 (the new plan) of the grant for each full month of service during the vesting period.

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

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $1 million and $5 million for the three and twelve months ended March 1, 1998, respectively, and $7 million and $14 million for the three and twelve months ended March 31, 1997, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $105 million and $591 million for the three and twelve months ended March 31, 1998, respectively, and $122 million and $630 million for the three and twelve months ended March 31, 1997, respectively.

The weighted-average fair value of options granted during the twelve months ended March 31, 1998, and March 31, 1997, was $6.33 per share option and $7.62 per share option, respectively. The weighted-average remaining life of options outstanding as of March 31, 1998, December 31, 1997, and March 31, 1997, was 7 years.



<PAGE 20>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                                                        12 Months Ended
                                                                            ----------------------------------------
                                                                           March 31, 1998        March 31, 1997
-------------------------------------------------------------------------------------------------------------------

Expected life                                                                   7 years             7 years
Risk-free interest rate                                                           5.6%                 6.5%
Expected volatility                                                                17%                  17%
-------------------------------------------------------------------------------------------------------------------

The application of fair-value accounting to calculate the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.

Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. SCE recognizes pension expense as calculated by the actuarial method used for ratemaking. In 1996, SCE recorded pension gains from a special voluntary early retirement program. In 1998, SCE adopted a new accounting standard that revises the disclosure requirements for pension plans. Prior periods have been restated.

Information on plan assets and benefit obligations is shown below:

                                                         3 Months Ended         Year Ended         3 Months Ended
                                                            March 31,          December 31,           March 31,
In millions                                                   1998                 1997                 1997
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                      $2,094             $2,002                $2,002
Service cost                                                       14                 44                    11
Interest cost                                                      35                138                    35
Actuarial gain                                                     --                198                    --
Benefits paid                                                     (35)              (288)                 (147)
-------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                            $2,108             $2,094                $1,901
-------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period               $2,298             $2,165                $2,165
Actual return on plan assets                                      266                369                    22
Employer contributions                                             17                 52                    10
Benefits paid                                                     (35)              (288)                 (147)
-------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                     $2,546             $2,298                $2,050
-------------------------------------------------------------------------------------------------------------------

Funded status                                                  $  438             $  204                $  149
Unrecognized net gain                                            (524)              (304)                 (281)
Unrecognized net obligation (17-year amortization)                 37                 38                    42
Unrecognized prior service cost                                   179                184                   195
-------------------------------------------------------------------------------------------------------------------

Pension asset (liability)                                      $  130             $  122                $  105
-------------------------------------------------------------------------------------------------------------------

Discount rate                                                    7.0%               7.0%                 7.75%
Rate of compensation increase                                    5.0%               5.0%                  5.0%
Expected return on plan assets                                   8.0%               8.0%                  8.0%



<PAGE 21>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of pension expense were:

                                                                    3 Months Ended             12 Months Ended
                                                                      March 31,                   March 31.
-------------------------------------------------------------------------------------------------------------------

In millions                                                       1998           1997         1998          1997
-------------------------------------------------------------------------------------------------------------------


Service cost                                                        $14           $ 11        $  47        $  43
Interest cost                                                        35             35          139          171
Expected return on plan assets                                      (45)           (40)        (165)        (193)
Net amortization and deferral                                         4              4           13            9
-------------------------------------------------------------------------------------------------------------------
Pension expense under accounting standards                            8             10           34           30
Regulatory adjustment-- deferred                                      5              3           18           21
-------------------------------------------------------------------------------------------------------------------
Net pension expense recognized                                       13             13           52           51
Settlement gain                                                      --             --           --         (121)
-------------------------------------------------------------------------------------------------------------------
Total expense (gain)                                                $13           $ 13        $  52        $ (70)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55 with at least 10 years of service (or those eligible under a 1996 special voluntary early retirement program), are eligible for postretirement health and dental care, life insurance and other benefits. In 1996, SCE recorded special termination expenses from the special voluntary early retirement program. In 1998, SCE adopted a new accounting standard that revises the disclosure requirements for postretirement benefit plans. Prior periods have been restated.

Information on plan assets and benefit obligations is shown below:


                                                         3 Months Ended         Year Ended         3 Months Ended
                                                            March 31,          December 31,           March 31,
                                                              1998                 1997                 1997
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                      $1,533             $1,349                $1,349
Service cost                                                        9                 30                     7
Interest cost                                                      26                 99                    25
Actuarial loss                                                     --                114                    --
Benefits paid                                                     (16)               (59)                  (14)
-------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                            $1,552             $1,533                $1,367
-------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period              $   815            $   617               $   617
Actual return on plan assets                                       16                147                    13
Employer contributions                                             27                110                    27
Benefits paid                                                     (16)               (59)                  (14)
-------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                    $   842            $   815               $   643
-------------------------------------------------------------------------------------------------------------------

Funded status                                                 $  (710)           $  (718)              $  (724)
Unrecognized net loss                                             243                244                   229
Unrecognized transition obligation (20-year
   amortization)                                                  396                403                   423
-------------------------------------------------------------------------------------------------------------------

Recorded asset (liability)                                    $   (71)           $   (71)              $   (72)
-------------------------------------------------------------------------------------------------------------------

Discount rate                                                    7.0%               7.0%                 7.75%
Expected return on plan assets                                   8.0%               8.0%                  8.5%



<PAGE 22>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of postretirement benefits other than pensions expense were:

                                                                         3 Months Ended          12 Months Ended
                                                                            March 31,               March 31,
-------------------------------------------------------------------------------------------------------------------

                                                                         1998      1997          1998       1997
-------------------------------------------------------------------------------------------------------------------
Service cost                                                           $  9       $  7         $  32       $  29
Interest cost                                                            26         25           100          96
Expected return on plan assets                                          (16)       (13)          (53)        (47)
Amortization of loss                                                      1          2             3           6
Amortization of transition obligation                                     7          7            27          27
-------------------------------------------------------------------------------------------------------------------
Net expense                                                              27         28           109         111
Special termination expense                                              --         --            --          72
-------------------------------------------------------------------------------------------------------------------
Total expense                                                           $27        $28          $109        $183
-------------------------------------------------------------------------------------------------------------------


The assumed rate of future increases in the per-capita cost of health care benefits is 8.5% for 1998, gradually decreasing to 5.25% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of March 31, 1998, by $255 million and annual aggregate service and interest costs by $28 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of March 31, 1998, by $218 million and annual aggregate service and interest costs by $23 million.

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $4 million and $15 million for the three and twelve months ended March 31, 1998, respectively, and $3 million and $23 million for the three and twelve months ended March 31, 1997, respectively.

Note 7.  Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of March 31, 1998, was:

                                                     Plant in        Accumulated            Under       Ownership
                                                     Service         Depreciation        Construction   Interest
-------------------------------------------------------------------------------------------------------------------

Transmission systems:
  Eldorado                                          $   32             $    6                --               60%
  Pacific Intertie                                     242                 76              $  1               50
Generating stations:
  Four Corners Units 4 and 5 (coal)                    459                258                 3               48
  Mohave (coal)                                        307                155                 6               56
  Palo Verde (nuclear)                               1,603                727                 9               16
  San Onofre (nuclear)                               4,214              2,327                31               75
-------------------------------------------------------------------------------------------------------------------
Total                                               $6,857             $3,549               $50
-------------------------------------------------------------------------------------------------------------------




<PAGE 23>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancellable leases at March 31, 1998, were:

Year ended December 31,                                  In millions
------------------------------------------------------------------------
1998                                                          $11
1999                                                           12
2000                                                           10
2001                                                            7
2002                                                            4
Thereafter                                                      5
------------------------------------------------------------------------
Total                                                         $49
------------------------------------------------------------------------

Note 9.  Commitments

Nuclear Decommissioning

Decommissioning is estimated to cost $2.1 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. SCE planned to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is scheduled to begin in 2013 for San Onofre Units 2 and 3 and 2027 at Palo Verde. San Onofre Unit 1, which shut down in 1992, is being evaluated for decommissioning prior to 2013.

Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense. Decommissioning expense was $40 million and $158 million for the three and twelve months ended March 31, 1998, respectively, and $36 million and $147 million for the three and twelve months ended March 31, 1997, respectively. The accumulated provision for decommissioning was $1.1 billion at March 31, 1998, $1.1 billion at December 31, 1997, and $980 million at March 31, 1997. The estimated costs to decommission San Onofre Unit 1 ($280 million) are recorded as a liability.

Decommissioning  funds  collected  in rates are  placed in  independent  trusts,
which,  together  with  accumulated  earnings,   will  be  utilized  solely  for
decommissioning.

Trust investments include:

                                            Maturity           March 31,         December 31,         March 31,
In millions                                   Dates               1998               1997                1997
-------------------------------------------------------------------------------------------------------------------

Municipal bonds                             1998-2029            $  470           $  459                $  430
Stocks                                         --                   563              392                   549
U.S. government issues                      1999-2027               363              357                   201
Short-term and other                        2002-2028                15              163                    65
-------------------------------------------------------------------------------------------------------------------
Total                                                            $1,411           $1,371                $1,245
-------------------------------------------------------------------------------------------------------------------

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $15 million and $58 million for the three and twelve months ended March 31, 1998, respectively, and $11 million and $48 million for the three and twelve months ended March 31, 1997, respectively. Proceeds from sales of securities (which

<PAGE 24>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are reinvested) were $208 million and $656 million for the three and twelve months ended March 31, 1998, respectively, and $147 million and $732 million for the three and twelve months ended March 31, 1997.
Approximately 89% of the trust fund contributions were tax-deductible.

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

Certain commitments for the years 1998 through 2002 are estimated below:

In millions                                                      1998       1999      2000       2001       2002
-------------------------------------------------------------------------------------------------------------------

Projected construction expenditures                              $836       $703      $693       $690       $671
Fuel supply contracts                                             225        146       166        154        162
Purchased-power capacity payments                                 712        715       716        715        712
Unconditional purchase obligations                                  9          9        10          9         10
-------------------------------------------------------------------------------------------------------------------

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

<PAGE 25>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations and maintenance, monitoring and site closure. Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).

SCE's recorded estimated minimum liability to remediate its 50 identified sites is $178 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $150 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve months ended March 31, 1998, were $6 million.

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

<PAGE 26>



SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



<PAGE 27>



SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) earnings for the three and twelve months ended March 31, 1998, were $98 million and $562 million, respectively, compared with $112 million and $595 million for the same periods in 1997. The $14 million quarterly decrease is primarily related to lower authorized revenue, partially offset by the San Onofre Nuclear Generating Station's operating performance. Excluding special charges of $18 million in 1996 for workforce management costs and reserves, the twelve-months-ended decrease in earnings is mostly due to the extended outages and lower return at San Onofre, partially offset by higher sales.

Operating Revenue

Operating revenue decreased 4% during the first quarter of 1998, compared with the same period in 1997, as an 8% decrease in average residential rates (mandated by legislation enacted in September 1996) was partially offset by a 3% increase in sales volume. For the twelve months ended March 31, 1998, operating revenue increased 5%, mostly due to an increase in sales volume and customer refunds in 1996. There were no comparable refunds in 1997. During 1996, SCE's customers received a one-time bill credit totaling $237 million as part of a California Public Utilities Commission (CPUC)-ordered refund of energy cost balancing account overcollections. Over 98% of operating revenue is from retail sales. Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Legislation enacted in September 1996 provided for, among other things, at least a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See discussion in Competitive Environment.

Operating Expenses

Fuel expense decreased 18% for the three months ended March 31, 1998, compared with the same period in 1997. The quarterly decrease resulted from significantly lower gas prices. For the twelve months ended March 31, 1998, fuel expense increased 29%, compared to the year-earlier period, reflecting the effects of the extended refueling outages at San Onofre Units 2 and 3 during the second and third quarters of 1997, as well as a $174 million gas contract termination payment during third quarter 1997.

Purchased-power expense decreased 8% for the three months ended March 31, 1998, compared to the same period last year, due to an increase in SCE's power generation from San Onofre Unit 2. San Onofre Unit 2 was shut down the entire first quarter of 1997 for a refueling outage. A factor that increases expenses in all periods is the federal requirement that SCE purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. For the twelve months ended March 31, 1998, SCE paid about $1.6 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased substantially for both the quarter and twelve months ended March 31, 1998, compared to the year-earlier periods, primarily due to undercollections in the transition cost balancing account. Beginning in January 1998, the difference between generation-related revenue and generation-related costs is being accumulated in the transition cost balancing account, effectively eliminating all other balancing accounts except those used in the administration of public-purpose funds. Also, in January 1998, overcollections in the kilowatt-hour sales and energy cost

<PAGE 28>



balancing accounts, which were previously transferred to an interim balancing account, were credited to the transition cost balancing account. The December 31, 1997, balances in these balancing accounts were also transferred to the transition cost balancing account.

Other operating expenses increased 19% and 9%, respectively, for the three and twelve months ended March 31, 1998, compared to the same periods in 1997. The increases are primarily related to direct access activities, as well as storm damage resulting from a harsher winter in 1998. In addition, the twelve-month-ended increase also reflects the 1997 reclassification of payroll taxes to operation and maintenance expense.

Maintenance expense increased 20% for the twelve months ended March 31, 1998, compared to the year-earlier period, reflecting the extended refueling outages at San Onofre during the second and third quarters of 1997.

Depreciation and decommissioning expense increased 25% and 17%, respectively, for the quarter and twelve months ended March 31, 1998, compared to the same periods in 1997. The increases are primarily due to the accelerated recovery of the gas- and oil-fueled generation plants and the further acceleration of the San Onofre and Palo Verde Nuclear Generating Station units. The accelerated recoveries implemented in 1998 are part of the competition transition charge
(CTC) mechanism. (See further discussion under California Electric Utility Industry Restructuring.) The twelve-months-ended increase also reflects the initial accelerated recovery of the Palo Verde units, which began in January 1997.

Income taxes increased 32% for the quarter ended March 31, 1998, compared to the year-earlier period, primarily due to higher pre-tax income, as well as additional amortization related to the CTC mechanism. Also, the additional amortization related to the CTC mechanism will continue to cause an increase in the effective tax rate.

Property and other taxes decreased 23% for the twelve months ended March 31, 1998, compared to same period in 1997, due to a reclassification of payroll taxes to operation and maintenance expense, which began in January 1997.

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

Interest and dividend income increased significantly compared to the same periods in 1997, mainly due to higher investment balances and increases in interest earned on higher balancing account undercollections.

Other nonoperating income decreased substantially for the three and twelve months ended March 31, 1998, compared to the year-earlier periods, mostly due to additional accruals for regulatory matters associated with the restructuring of California's electric utility industry.

Interest Expense

Interest on long-term debt increased 36% for the quarter ended March 31, 1998, compared to the same period in 1997, primarily due to the issuance of the rate reduction notes in December 1997. Interest on the rate reduction notes was $39 million and $47 million, respectively, for the quarter and twelve months ended March 31, 1998.

Other interest expense decreased 34% for the three months ended March 31, 1998, and increased 11% for the twelve months ended March 31, 1998, compared to the same periods in 1997. The quarterly decrease reflects a reduction in balancing account interest as a result of higher undercollections in 1998.

<PAGE 29>



The twelve-months-ended increase is mainly due to higher levels of short-term debt used to retire first and refunding mortgage bonds in 1997.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.3 billion of its outstanding shares of common stock. Edison International has repurchased 85.9 million shares ($2.0 billion) between January 1995 and May 4, 1998, funded by dividends from its subsidiaries and the issuance of rate reduction notes.

For the first quarter of 1998, SCE's cash flow coverage of dividends increased to 4.0 times from 3.0 times for the year-earlier period. For the twelve months ended March 31, 1998, the cash flow coverage of dividends decreased to 0.9 times from 1.9 times for the same period in 1997. The decrease reflects the $1.2 billion special dividend SCE paid to Edison International in December 1997 from rate reduction note proceeds.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $407 million and $1.6 billion, respectively, for the three and twelve months ended March 31, 1998, compared with $558 million and $1.6 billion for the same periods in 1997. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

At March 31, 1998, SCE had available lines of credit of $1.8 billion, with $1.3 billion for general purpose short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and trust indenture. As of March 31, 1998, SCE could issue approximately $11.1 billion of additional first and refunding mortgage bonds and $3.9 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1998, SCE had the capacity to pay $1.4 billion in additional dividends and continue to maintain its authorized capital structure.

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

<PAGE 30>



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

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, proceeds from the sale of plant (see discussion in Divestiture) and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013 -- 2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.1 billion), escalated using a 6.65% annual rate. These costs are expected to be funded from independent decommissioning trusts, which will receive SCE contributions of approximately $100 million per year until decommissioning begins.

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

A 10% increase in market interest rates would result in a $6 million increase in the fair value of SCE's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $6 million decline in the fair market value of interest rate hedge agreements. A 10% increase in natural gas prices would result in a $43 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $27 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are: 1998-- $836 million; 1999-- $703 million; 2000-- $693 million; 2001-- $690 million; and
2002-- $671 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following March 31, 1998, are: 1999 -- $568 million; 2000 -- $716 million; 2001 -- $448 million; 2002 -- $446 million; and 2003 -- $446 million.

Preferred stock redemption requirements for the five twelve-month periods following March 31, 1998, are: 1999 through 2002 -- zero and 2003 -- $105 million.

Regulatory Matters

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels

<PAGE 31>



(system average of 10.1(cent) per kilowatt-hour). See further discussion in Competitive Environment -- Restructuring Legislation.

In 1998, revenue is affected by various mechanisms depending on the utility operation. Revenue related to distribution operations is determined through a performance-based rate-making mechanism (PBR) (see discussion in Competitive Environment -- PBR) and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. Until the independent system operator (ISO) began operation, transmission revenue was determined by the same mechanism as distribution operations. After March 31, 1998, transmission revenue is determined through FERC-authorized rates and transmission assets earn a 9.43% return. These rates are subject to refund. See discussions in the Competitive Environment -- Rate-setting and FERC Restructuring Decision sections.

Revenue from generation-related operations is determined through the CTC mechanism, nuclear rate-making agreements and the competitive market. Revenue related to fossil and hydroelectric generation operations is recovered from two sources. The portion that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. In 1998, fossil and hydroelectric generation assets earn a 7.22% return. A more detailed discussion is in Competitive Environment -- CTC.

The CPUC has authorized revised rate-making plans for SCE's nuclear facilities, which call for the accelerated recovery of its nuclear investments in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incentive pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism.

The changes in revenue from the regulatory mechanisms discussed above, excluding the effects of other rate actions, are expected to have a minimal impact on 1998 earnings. However, the issuance of the rate reduction notes in December 1997, which enables the repurchase of debt and equity, will have a negative impact on 1998 earnings of approximately $97 million.

Prior to the restructuring of the electric utility industry, SCE recovered its non-nuclear capital additions to utility plant through depreciation rates authorized in the general rate case. As part of the CTC Phase 2 decision, the CPUC authorized recovery of the December 31, 1995, balances, of non-nuclear generating facilities through the CTC mechanism. The CPUC stated that rate recovery for capital additions to the non-nuclear generating facilities should be sought through a separate filing. In October 1997, SCE filed an application with the CPUC requesting rate recovery of $61 million of net capital additions to its non-nuclear generating facilities in 1996. Hearings were held in early 1998. The ORA and Toward Utility Reform Network recommended a combined total disallowance of $37 million. A CPUC decision is expected in third quarter 1998. In third quarter 1998, SCE plans to file an application for rate recovery of capital additions to these same generating facilities for the period January 1, 1997, through April 1, 1998 (or the date of divestiture).

In 1991, SCE filed its testimony in the Qualifying Facilities (QF) phase of the 1991 Energy Cost Adjustment Clause proceeding. In 1993, the CPUC's Office of Ratepayer Advocates (ORA) filed its report on the reasonableness of SCE's QF contracts and alleged that SCE had imprudently renegotiated a QF contract with the Mojave Cogeneration Company. The report recommended a disallowance of $32 million (1993 net present value) over the contract's 20-year life. Subsequently, SCE and the ORA reached a settlement where SCE agreed to a one-time reduction to its energy-cost adjustment clause balancing account of $14 million plus interest. Because SCE and the ORA were unable to finalize their settlement, hearings on the ORA's disallowance recommendations were held in June 1997. During the hearings, the ORA presented testimony updating its assessment of ratepayer harm to $45 million (1997 net present value) over the contract's life. On April 9, 1998, the CPUC issued a decision resulting in a $16 million disallowance, which has been fully reflected in SCE's financial statements.


<PAGE 32>



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

California Electric Utility Industry Restructuring

Restructuring Decision -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure, which provides competition and customer choice starting April 1, 1998. Key elements of the CPUC's restructuring decision included: creation of the PX and ISO; availability of customer choice for electricity supply and certain billing and metering services; PBR for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation; and implementation of the CTC.

Restructuring Legislation -- In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The legislation substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts would be recovered through the terms of their contracts while most of the remaining transition costs would be recovered through 2001. The legislation also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which would allow SCE to reduce rates by at least 10% to these customers, beginning January 1, 1998. The legislation included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the legislation mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, will repay the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. For further details, see the discussion under Cash Flows from Financing Activities.

Rate-setting -- In December 1996, SCE filed a comprehensive plan addressing the implementation-level detail for the functional unbundling of rates into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning beginning January 1, 1998. The transmission component of this rate unbundling process was addressed at the FERC through a March 1997 filing. In December 1997, the FERC approved these rates, subject to refund, to be effective on the date the ISO begins operation. In August 1997, the CPUC issued a decision which adopted a methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms or another review process later in its divestiture proceeding.

PX and ISO -- In April 1996, SCE, Pacific Gas & Electric Company and San Diego Gas & Electric Company filed a proposal with the FERC regarding the creation of the PX and the ISO. In November 1996, the FERC conditionally accepted the proposal and directed the three utilities, the ISO, and the PX to file more specific information. The filing was made in March 1997, and included SCE's proposed transmission revenue requirement. In October 1997, the FERC gave conditional, interim authorization for

<PAGE 33>



operation of the PX and ISO to begin on January 1, 1998. The FERC stated it would closely monitor the PX and ISO, require further studies and make modifications, where necessary. A comprehensive review will be performed by the FERC after three years of operation of the PX and ISO. The start-up of the PX and ISO was delayed by three months due to insufficient testing of systems. On March 31, 1998, both the PX and ISO began bidding and scheduling for April 1, 1998, when the ISO took over operational control of the power system.

In 1996, the CPUC issued an interim order establishing a restructuring trust which would obtain loans up to $250 million (increased to $300 million in November 1997) backed by utility guarantees. The loans were used to build hardware and software systems for the ISO and PX. SCE's share of the loan guarantees is 45%, or $135 million. The ISO and PX will repay the trust's loans and recover funds from future ISO and PX customers. In December 1997, the CPUC approved the utilities' request that the restructuring implementation charge, to be paid to the PX by the utilities, be deemed a non-bypassable charge to be recovered from all retail customers. The amount of the PX charge is $101 million, plus interest and fees over the four-year transition period; SCE's share is 45%, or $45 million.

Direct Customer Access -- In May 1997, the CPUC issued a decision describing how all California investor-owned-utility customers will be able to choose who will provide them with electric generation service beginning January 1, 1998.
Effective April 1, 1998, after a three month delay in the implementation of direct access, customers are now able to choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which will purchase its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or retail electric service providers such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers must pay the CTC whether or not they choose to buy power through SCE. Electric utilities will continue to provide the core distribution service of delivering energy through its distribution system regardless of a customer's choice of electricity supplier. The CPUC will continue to regulate the prices and service obligations related to distribution services. If the new competitive market cannot accommodate the volume of direct access transactions, the CPUC could implement a contingency plan. However, the CPUC believes it is likely that interest in and migration to direct access will be gradual. As of April 1, 1998, approximately 35,000 of SCE's 4.3 million customers have requested the direct access option.

Revenue Cycle Services -- A decision issued by the CPUC in May 1997, introduced customer choice to metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. Under this revenue cycle services unbundling decision, beginning in April 1998 (delayed from January 1998), energy service providers (ESPs) can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. In addition, beginning in April 1998, customers with maximum demand above 20 kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to customers who elect to have ESPs providing customers with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to net the cost incurred by the utility and the cost avoided by the utility as a result of such services being provided by the other firm rather than by the utility. The unbundling of revenue cycle services will expose SCE to the possible loss of revenue, higher stranded costs and a reduction in revenue security.

PBR -- In September 1996, the CPUC adopted a non-generation or transmission and distribution (T&D) PBR mechanism for SCE which began on January 1, 1997. In accordance with the CPUC decision, beginning in April 1998 the transmission portion was separated from non-generation PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of the non-generation PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.


<PAGE 34>



The CPUC has announced its intention to consider unbundling SCE's cost of capital by major utility function. On May 8, 1998, SCE filed an application on this issue. A CPUC decision is expected by year-end.

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

Divestiture -- In November 1996, SCE filed an application with the CPUC to voluntarily divest, by auction, all 12 of its gas- and oil-fueled generation plants. Under this proposal, SCE would continue to operate and maintain the divested power plants for at least two years following their sale, as mandated by the restructuring legislation enacted in September 1996. In addition, SCE would offer workforce transition programs to those employees who may be impacted by divestiture-related job reductions. In September 1997, the CPUC approved SCE's proposal to auction the 12 plants.

In early December 1997, SCE filed a compliance filing with the CPUC stating that it had sold 10 plants; the CPUC approved the sale of the 10 plants in mid-December 1997. In the first quarter of 1998, SCE announced the pending sales of the 11th and 12th plants. SCE has received CPUC approval of the sale of the 11th plant and approval of the sale of the 12th plant is expected by the end of second quarter 1998. The total sales price of the 12 plants is $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales will be used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. The transfer of ownership of the 12 plants is expected to be completed by the end of second quarter 1998.

CTC -- The costs to transition to a competitive market are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. In October 1996, SCE amended its August 1996 transition cost filing to reflect the effects of the legislation enacted in September 1996. The CTC is being determined residually (i.e., after subtracting other cost components for the PX, T&D, nuclear decommissioning and public benefit programs). Nevertheless, the CPUC directed that the amended application provide estimates of SCE's potential transition costs from 1998 through 2030. SCE provided two estimates between approximately $13.1 billion (1998 net present value) assuming the fossil plants had a market value equal to their net book value, and $13.8 billion (1998 net present value) assuming the fossil plants had no market value. These estimates were based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs were comprised of: $7.5 billion from SCE's QF contracts, which are the direct result of prior legislative and regulatory mandates; and $5.6 billion to $6.3 billion from costs pertaining to certain generating plants (successful completion of the sale of SCE's gas-fired generating plants would reduce this estimate of transition costs for SCE-owned generation to less than $5 billion) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in Regulatory Matters), and certain other costs. In February 1997, SCE filed an update to the CTC filing to reflect approval by the CPUC of settlements regarding ratemaking for SCE's share of Palo Verde and the buyout of a power purchase agreement, as well as other minor data updates. No substantive changes in the total CTC estimates were included. This issue was separated into two phases; Phase 1 addressed the rate-making issues and Phase 2 the quantification issues.

A decision on Phase 1 was issued in June 1997, which, among other things, required the establishment of a transition cost balancing account and annual transition cost proceedings, set a market rate forecast for 1998 transition costs, and required that generation-related regulatory assets be amortized ratably over a 48-month period. The Phase 2 decision, which was issued in November 1997, established the calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze. The Phase 2 decision also reduced SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets)

<PAGE 35>



beginning July 1997, five months earlier than anticipated. SCE has filed an application for rehearing on the 1997 rate of return issue.

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as outlined above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). During the third quarter of 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities. SCE took this action after a consensus was reached by the Financial Accounting Standards Board's Emerging Issues Task Force
(EITF) in July 1997, regarding the proper application of regulatory accounting standards in light of the electric industry restructuring legislation enacted by the State of California in September 1996 and the CPUC's electric industry restructuring plan.

However, implementation of the EITF consensus did not require SCE to write off any of its generation-related assets, including regulatory assets of approximately $900 million at March 31, 1998. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. These regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, unamortized losses on reacquired debt, and the recovery of amounts deferred under the Palo Verde rate phase-in plan. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

FERC Restructuring Decision

In April 1996, the FERC issued its decision on stranded-cost recovery and open access transmission, effective July 1996. The decision, reaffirmed by the FERC in its March and November 1997 orders, requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with increased access to transmission facilities for wholesale transactions and also establishes information requirements for the transmission utility. The decision also provides utilities with the opportunity to recover stranded costs associated with existing wholesale customers, retail-turned-wholesale customers and retail wheeling when the state regulatory body does not have authority to address retail stranded costs. Even though the CPUC addressed stranded-cost recovery through the CTC proceedings, the FERC has also asserted primary jurisdiction over the recovery of stranded costs associated with retail-turned-wholesale customers, such as a new municipal electric system or a municipal annexation. However, the FERC did clarify that it does not intend to prevent or interfere with a state's authority and that it has discretion to defer to a state stranded-cost-calculation method. In January 1997, the FERC accepted the open access transmission tariff SCE filed in compliance with the April 1996 decision. The rates included in the tariff were collected subject to refund. In May 1997, SCE filed a revised open access tariff to reflect the few revisions set forth in the March 1997 order. The open access transmission tariff was terminated as of April 1, 1998, when the ISO began operation.



<PAGE 36>



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

SCE's recorded estimated minimum liability to remediate its 50 identified sites is $178 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 42% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $90 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $150 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve-month period ended March 31, 1998, were $6 million.

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

SCE's projected capital expenditures to protect the environment are $935 million
for  the  1998-2002   period,   mainly  for  aesthetics   treatment,   including
undergrounding certain transmission and distribution lines.


<PAGE 37>



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

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage, which was completed in Spring 1997, an increased rate of tube degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. Monitoring of this degradation will occur at the next scheduled refueling outage in January 1999. An additional mid-cycle inspection outage may be required early in 2000. With the results from the February 1998 outage, 7% of the tubes have now been removed from service.

During Unit 3's refueling outage, which was completed in July 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. A follow-up mid-cycle inspection indicated that the erosion had been stabilized. Additional monitoring inspections are planned during the next scheduled refueling outage in 1999. To date, 5% of Unit 3's tubes have been removed from service. During Unit 2's February 1998 mid-cycle outage, similar tube supports showed no significant levels of such erosion.

Accounting Rules

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

A recently issued accounting rule requires that costs related to start-up activities be expensed as incurred, effective January 1999. SCE does not expect this new accounting rule to materially affect its results of operations or financial position.

Year 2000 Issue

Many of SCE's existing computer systems identify a year by using only two digits instead of four. If not corrected, these programs could fail or create erroneous results beginning in 2000. This situation has been referred to generally as the Year 2000 Issue.

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

<PAGE 38>



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

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including the beginning of direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest rates; new or increased environmental liabilities; and other unforeseen events.


<PAGE 39>



PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

Wind Generators' Litigation

Between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits allege SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs seek declaratory relief regarding the proper interpretation of the contracts. Plaintiffs allege a combined total of approximately $189 million in damages, which includes consequential damages claimed in seven of the eight lawsuits. On March 1, 1995, the court in the lead Los Angeles Superior Court case granted the plaintiffs' motion seeking summary adjudication that the contract language in question is not reasonably susceptible to SCE's position that there is only a single, 10-year period of fixed payments. Following the March 1 ruling, a ninth lawsuit was filed in the Los Angeles Superior Court raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations. On April 5, 1995, SCE filed a petition for Writ of Mandate, Prohibition or Other Appropriate Relief, requesting that the Court of Appeal of the State of California, Second Appellate District issue a writ directing the Los Angeles Superior Court to vacate its March 1 order granting summary adjudication. In a decision filed August 9, 1995, the Court of Appeal issued a writ directing that the order be overturned, and a new order be entered denying the motion. In light of the Court of Appeal decision in the lead Los Angeles case, a summary adjudication motion in the Kern County case was withdrawn. On March 25, 1996, pursuant to a court-approved stipulation, all but one of the cases were consolidated for trial in Los Angeles Superior Court. Shortly thereafter, on April 3, 1996, pursuant to stipulation of the parties, the Kern County case was ordered to be coordinated with the Los Angeles cases so that it too will be tried in Los Angeles. Trial of the consolidated cases, beginning with the lead case, commenced on March 10, 1997. The consolidated cases are to be tried one after another in bifurcated fashion with the liability phase of each and all of the cases to be tried before commencement of the damages phase, if applicable. Testimony and arguments in the liability phase of the lead case concluded on May 20, 1997. On July 7, 1997, the court issued a tentative decision which effectively would resolve all liability issues in the lead case in SCE's favor. A proposed Statement of Decision consistent with the conclusions in the tentative decision was submitted by SCE and argument on the same took place at a hearing on October 31, 1997. The hearing was not concluded at that time and further argument took place on November 17, 1997. On December 22, 1997, the judge ruled on the objections raised at the two hearings and ordered SCE to prepare a proposed Statement of Decision incorporating her ruling. SCE submitted this document to the court on January 13, 1998. At a hearing on February 4, 1998, the court, after considering additional objections to parts of the proposed order, directed SCE to prepare a further, revised order which would not materially change the court's previous, tentative rulings. This final statement of decision was filed on February 6, 1998. In addition, on February 20, 1998, the court entered a judgment against one of the Plaintiffs in the lead case. (Judgment has not yet been entered against the other plaintiff in the lead case because of outstanding issues related to SCE's damages arising from cross-claims by SCE against that plaintiff.)

SCE has recently agreed to settle with the plaintiffs in seven of the lawsuits whereby SCE will waive its rights to recover costs against such plaintiffs in exchange for their agreement that there is only one fixed price period under each of their power purchase contracts with SCE and a mutual dismissal with prejudice of claims. SCE has also entered into a settlement agreement with the plaintiff in another of the lawsuits which resolves the issue of multiple fixed price periods on the same terms and which also resolves a related issue unique to that plaintiff in exchange for a nominal payment by SCE. This settlement is subject to bankruptcy court approval in proceedings involving the plaintiff. On April 24, 1998, the bankruptcy court issued an order approving the settlement.



<PAGE 40>



Geothermal Generators' Litigation

On June 9, 1997, SCE filed a complaint in Los Angeles County Superior Court against another independent power producer of geothermal generation and six of its affiliated entities (collectively the "Defendants"). SCE alleges that in order to avoid power production plant shutdowns caused by excessive noncondensable gas in the geothermal field brine, the Defendants routinely vented highly toxic hydrogen sulfide gas from unmonitored release points beginning in 1990 and continuing through at least 1994, in violation of applicable federal, state and local environmental law. According to SCE, these violations constituted material breaches by the Defendants of their obligations under their contracts and applicable law. The complaint seeks termination of the contracts and damages for excess power purchase payments made to the Defendants. The Defendants' motion to transfer venue to Inyo County Superior Court was granted on August 31, 1997.

On December 19, 1997, SCE filed a second amended complaint in response to which the Defendants filed a motion to strike, which was argued and taken under submission by the court on March 13, 1998. The Defendants also filed a motion for summary judgment, asserting that SCE's claims are time-barred or were released in connection with the settlement of prior litigation among some of the Defendants and two of SCE's affiliates, Mission Power Engineering Company, and The Mission Group (the Mission Parties). SCE asserts that the earlier settlement does not bar the claims it is prosecuting in this matter and that these claims are not time-barred. The motion was argued on April 22, 1998, and the matter was taken under submission at that time. SCE has also filed a cross motion for summary adjudication with respect to the issues raised in Defendants' summary judgment motion. No hearing date has been scheduled for SCE's motion for summary adjudication. In addition, the Defendants have filed a motion to stay SCE's case pending resolution of certain technical issues by the Great Basin Air Quality Management District under the doctrine of primary adjudication. The motion was argued on March 13, 1998. On April 30, 1998, the court denied the motion for stay without prejudice.

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

The second amended cross-complaint asserts nineteen causes of action against SCE, three of which are also asserted against the Mission Parties, and alleges in excess of $75 million in compensatory damages and also punitive damages. Included are claims for declaratory relief; breach of the implied covenant of good faith and fair dealing; inducing breach of employee agreements; breach of contract; disparagement, and slander per se; injunctive relief and restitution for unfair business practices; anticipatory breach of contract; violation of Public Utilities Code Sections 453, 707 and 2106; and negligent and intentional misrepresentation. Several of these claims are premised on the theory that SCE has incorrectly interpreted the cross-complainants' contracts as providing for only a single "fixed price" period in view of the fact that the cross-complainants developed their projects in phases. This theory has also been asserted by other independent power producers in litigation pending in Los Angeles Superior Court. (See, "Wind Generators Litigation" above.) SCE filed a demurrer to the second amended cross-complaint, which was argued on March 13, 1998, and taken under submission by the court.

Based on the common issues asserted in the Wind Generation Litigation and the Defendants' second amended cross-complaint, SCE filed a petition to coordinate the consolidated actions pending in Inyo County Superior Court with the Wind Generation Litigation pending in Los Angeles County Superior Court. In connection with the petition to coordinate, SCE also applied for a stay of all proceedings in Inyo County. Both the petition to coordinate and the application for stay were argued before the judge presiding in the Wind Generators Litigation and were denied without prejudice on April 9, 1998.

Electric and Magnetic Fields (EMF) Litigation

SCE is involved in three lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities. SCE denied the material allegations in its responses to each of these lawsuits.


<PAGE 42>



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

A California Court of Appeal decision, Cynthia Jill Ford et al. v. Pacific Gas and Electric Co. (Ford), has held that the Superior Courts do not have jurisdiction to decide issues, such as those concerning EMF, which are regulated by the CPUC. The California Supreme Court recently denied the plaintiffs' petition for review in Ford and it is now binding throughout California. SCE intends to seek dismissal of these cases in light of the Court of Appeal's decision.

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


<PAGE 42>



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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. The employee worked for SCE at San Onofre from 1981 to 1990. Plaintiffs alleged that the employee transported radioactive byproducts on his person, clothing and/or tools to his home where his wife was then exposed to radiation that caused her leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's December 19, 1995, partial answer to the complaint denied all material non-employment related allegations. SCE's motion to dismiss the employee's employment related allegations based on worker's compensation exclusivity was granted on March 19, 1996. The employee's wife died on August 15, 1996. On September 20, 1996, the complaint was amended to allege wrongful death and to add the employee's two children as plaintiffs. SCE's motion for summary judgment was denied on April 9, 1997. The trial in this case took place over approximately 22 days between January and March 1998 and resulted in a jury verdict for both defendants. On March 19, 1998, the plaintiffs filed a motion for a new trial. Arguments for that motion are scheduled to be heard on June 11, 1998.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering, the manufacturer of the fuel rods for the San Onofre plant. Plaintiffs allege that the former contract worker transported radioactive byproducts on her person and clothing to her home where her son was then exposed to radiation that caused his leukemia. Plaintiffs seek unspecified compensatory and punitive damages. SCE's January 2, 1996, answer denied all material allegations. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. This case is expected to go to trial in late-1998 or early 1999.

On November 20, 1997, a former contract worker at San Onofre and his wife sued SCE in the Superior Court of California, County of San Diego. The contract worker was an ironworker at San Onofre during a portion of 1995. The suit alleges that SCE allowed dangerous conditions to exist at San Onofre, causing him to sustain unspecified personal injuries. His wife alleges loss of consortium and other general damages. The case has been removed to the U.S. District Court for the Southern District of California. SCE filed a motion to dismiss the complaint for failure to state a claim. In April 1998, the plaintiffs and

<PAGE 43>



SCE stipulated that SCE's motion to dismiss be granted and that the plaintiffs be given leave to file an amended complaint on or before May 11, 1998. The plaintiffs have not yet filed an amended complaint.

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

False Claims Act Litigation

In September 1997, SCE became aware of a complaint filed in the Southern District of the U.S. District Court of California by a former San Onofre employee, acting at his own initiative on behalf of the United States under the False Claims Act, against SCE and SDG&E. The complaint alleges that SCE and SDG&E have submitted fraudulent claims to the United States government, the State of California and their customers resulting in $491 million in overpayments ($383 million of which is attributed to SCE). The employee alleges that SCE and SDG&E provided the CPUC with data which inflated projected costs at San Onofre while minimizing projected revenue, resulting in the CPUC setting inflated rates. The amount sought in this complaint is subject to trebling, plus civil penalties of $10,000 per false claim submitted for payment (for an unspecified number of claims). SCE and SDG&E filed separate motions to dismiss this lawsuit on November 6, 1997. The employee responded to both motions on December 20, 1997. SCE and SDG&E replied to the employee's response on January 13, 1998. Oral argument on the motion to dismiss was heard on January 20, 1998, and the court has the matter under submission.

Mohave Generating Station Environmental Litigation

On February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE and the other three co-owners of the Mohave Generating Station (Mohave). The lawsuit alleges that Mohave has been violating various provisions of the Clean Air Act, the Nevada state implementation plan, certain Environmental Protection Agency orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the Clean Air Act, the maximum civil penalty obtainable is $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint and on April 10, 1998, filed a motion to dismiss. The plaintiffs' opposition to the motion was due on May 8, 1998. The reply brief to plaintiffs' opposition will be due May 22, 1998.



<PAGE 44>



Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At SCE's Annual Meeting of Shareholders on April 16, 1998, shareholders elected sixteen nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

                                                                                Number of Votes
-------------------------------------------------------------------------------------------------------------------
                          Name                                        For                         Withheld
-------------------------------------------------------------------------------------------------------------------

         John E. Bryson                                              470,636,766                   483,036
         Winston H. Chen                                             470,645,298                   474,504
`        Warren Christopher                                          470,610,396                   509,406
         Stephen E. Frank                                            470,647,872                   471,930
         Joan C. Hanley                                              470,639,604                   480,198
         Carl F. Huntsinger                                          470,645,196                   474,606
         Charles D. Miller                                           470,627,832                   491,970
         Luis G. Nogales                                             470,623,140                   496,662
         Ronald L. Olson                                             470,633,922                   485,880
         James M. Rosser                                             470,641,032                   478,770
         E. L. Shannon, Jr.                                          470,638,530                   481,272
         Robert H. Smith                                             470,647,872                   471,930
         Thomas C. Sutton                                            470,646,084                   473,718
         Daniel M. Tellep                                            470,647,182                   472,620
         James D. Watkins                                            470,626,980                   492,822
         Edward Zapanta                                              470,645,670                   472,132

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          3.1 Restated Articles of Incorporation as amended through June 1, 1993 (File No. 1-2313, Form 10-K for the year ended December 31,
               1993)*

          3.2 Certificate of Correction of Restated Articles of Incorporation of Southern California Edison Company as amended through June 1, 1993 (File No. 1-2313, Form 10-Q for the quarterly period ended September 30, 1997)*

          3.3 Bylaws as adopted by the Board of Directors effective January 1, 1998 (File No. 1-2313, Form 10-K for the year ended December 31,
               1997)*

          10.  Material Contracts

               10.1 Option Gain Deferral Plan

               10.2 Executive Deferred Compensation Plan

               10.3 Officer Long-term Incentive Compensation Plan

          23.  Consent of Independent Public Accountants

          27.  Financial Data Schedule



<PAGE 45>




(b)      Reports on Form 8-K:

         April 7, 1998
                  Item 5: Other Events:     Sale of SCE Generating Plants

---------------------

* Incorporated by reference pursuant to Rule 12b-32.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       SOUTHERN CALIFORNIA EDISON COMPANY
                                    (Registrant)



                  By       R. K. BUSHEY
                           --------------------------------------------------
                           R. K. BUSHEY
                           Vice President and Controller



                  By       K. S. STEWART
                           -------------------------------------------------
                           K. S. STEWART
                           Assistant General Counsel and
                           Assistant Secretary

May 12, 1998