Form 10-Q
period 1998-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 1998-08-13
CIK 92103

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                             June 30, 1998
                               ------------------------------------------------
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________ to ______________________

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

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                          Outstanding at August 12, 1998
---------------------------------------  --------------------------------------
      Common Stock, no par value                         434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                           Page
                                                                            No.
                                                                           ----
Part I.  Financial Information:

    Item 1.  Consolidated Financial Statements:

             Report of Independent Public Accountants                         1

             Consolidated Statements of Income -- Three, Six and
                Twelve Months Ended June 30, 1998, and 1997                   2

             Consolidated Statements of Comprehensive Income --
                Three, Six and Twelve Months Ended June 30, 1998,
                and 1997                                                      2

             Consolidated Balance Sheets -- June 30, 1998,
                December 31, 1997, and June 30, 1997                          3

             Consolidated Statements of Cash Flows --
                Three, Six and Twelve Months Ended
                June 30, 1998, and 1997                                       5

             Consolidated Statements of Retained Earnings --
                Three, Six and Twelve Months Ended
                June 30, 1998, and 1997                                       6

             Notes to Consolidated Financial Statements                       7

    Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                   28

Part II. Other Information:

    Item 1.  Legal Proceedings                                               41

    Item 6.  Exhibits and Reports on Form 8-K                                45

PART I FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of June 30, 1998, December 31, 1997, and June 30, 1997, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for each of the three-, six- and twelve-month periods ended June 30, 1998, and 1997. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of June 30, 1998, December 31, 1997, and June 30, 1997, and the results of their operations and their cash flows for each of the three-, six- and twelve-month periods ended June 30, 1998, and 1997, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP
                                              ARTHUR ANDERSEN LLP



Los Angeles, California
August 5, 1998

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                          3 Months Ended             6 Months Ended              12 Months Ended
                                             June 30,                   June 30,                    June 30,
-------------------------------------------------------------------------------------------------------------------
                                        1998         1997          1998         1997           1998         1997
-------------------------------------------------------------------------------------------------------------------

Sales to ultimate consumers        $1,531,452    $1,763,003    $3,077,286   $3,391,417    $7,325,286    $7,438,311
Sales to power exchange               303,685            --       303,685           --       303,685            --
Other                                  87,330        80,992       164,187      148,016       330,138       313,096
------------------------------------------------------------------------------------------------------------------
Operating revenue                   1,922,467     1,843,995     3,545,158    3,539,433     7,959,109     7,751,407
-------------------------------------------------------------------------------------------------------------------

Fuel                                   59,184       146,190       177,868      290,806       768,534       679,964
Purchased power-- contracts           525,355       587,660     1,101,862    1,216,335     2,739,529     2,834,041
Purchased power-- power exchange      343,784            --       343,784           --       343,784            --
Provisions for regulatory
   adjustment clauses-- net           485,492        (3,850)      247,474      (92,023)      (71,438)     (214,249)
Other operating expenses              400,055       294,670       687,629      535,398     1,368,546     1,102,402
Maintenance                            98,492       116,699       200,362      212,576       393,330       391,258
Depreciation, decommissioning and
   amortization                       375,919       311,485       758,898      617,068     1,381,705     1,163,688
Income taxes                           99,158       133,585       224,762      228,881       577,913       565,255
Property and other taxes               31,246        31,344        70,763       70,220       129,582       157,939
Gains on sale of utility plant       (708,154)       (3,065)     (708,149)      (2,836)     (709,163)       (4,810)
-------------------------------------------------------------------------------------------------------------------
Total operating expenses            1,710,531     1,614,718     3,105,253    3,076,425     6,922,322     6,675,488
-------------------------------------------------------------------------------------------------------------------
Operating income                      211,936       229,277       439,905      463,008     1,036,787     1,075,919
-------------------------------------------------------------------------------------------------------------------
Provision for rate phase-in plan           --       (11,381)           --      (22,690)      (25,796)      (59,033)
Allowance for equity funds
   used during construction             2,908         1,897         5,690        3,900         9,440        12,012
Interest and dividend income           15,411         9,303        33,723       16,159        62,200        36,384
Other nonoperating income
   (deductions)-- net                  (4,310)        5,849        (7,900)      10,498       (41,434)        2,132
-------------------------------------------------------------------------------------------------------------------
Total other income (deductions)-- net  14,009         5,668        31,513        7,867         4,410        (8,505)
-------------------------------------------------------------------------------------------------------------------
Income before interest expense        225,945       234,945       471,418      470,875     1,041,197     1,067,414
-------------------------------------------------------------------------------------------------------------------
Interest on long-term debt             91,511        90,556       215,868      181,744       379,716       370,691
Other interest expense                 16,090        18,283        34,109       45,774        89,414        82,957
Allowance for borrowed funds used
   during construction                 (1,979)       (2,284)       (3,871)      (4,696)       (8,388)       (9,796)
Capitalized interest                     (125)         (735)         (282)      (2,055)         (626)       (3,597)
-------------------------------------------------------------------------------------------------------------------
Total interest expense-- net          105,497       105,820       245,824      220,767       460,116       440,255
-------------------------------------------------------------------------------------------------------------------
Net income                            120,448       129,125       225,594      250,108       581,081       627,159
Dividends on preferred stock            6,648         7,372        13,407       15,971        26,925        33,168
-------------------------------------------------------------------------------------------------------------------
Earnings available for common stock $ 113,800    $  121,753    $  212,187   $  234,137    $  554,156    $  593,991
-------------------------------------------------------------------------------------------------------------------




CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands

                                          3 Months Ended             6 Months Ended              12 Months Ended
                                             June 30,                   June 30,                    June 30,
-------------------------------------------------------------------------------------------------------------------
                                        1998         1997          1998         1997           1998         1997
-------------------------------------------------------------------------------------------------------------------
Net income                          $120,448       $129,125     $225,594      $250,108      $581,081      $627,159
Unrealized gains on securities-- net   1,332          7,205       12,442        14,448        12,635        18,550
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                $121,780       $136,330     $238,036      $264,556      $593,716      $645,709
-------------------------------------------------------------------------------------------------------------------




   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                               June 30,         December 31,          June 30,
                                                                 1998               1997                1997
-------------------------------------------------------------------------------------------------------------------

ASSETS

Transmission and distribution:
   Utility plant, at original cost, subject to
      cost-based rate regulation                              $11,454,066         $11,213,352        $11,001,103
   Accumulated provision for depreciation                      (5,796,847)         (5,573,742)        (5,297,441)
   Construction work in progress                                  481,192             492,614            442,489
-------------------------------------------------------------------------------------------------------------------
                                                                6,138,411           6,132,224          6,146,151
-------------------------------------------------------------------------------------------------------------------
Generation:
   Utility plant, at original cost,
      not subject to cost-based rate regulation                 2,021,636           9,522,127          9,485,713
   Accumulated provision for depreciation and
      decommissioning                                          (1,065,888)         (4,970,137)        (4,635,123)
   Construction work in progress                                   86,043             100,283             86,551
   Nuclear fuel, at amortized cost                                133,070             154,757            174,216
-------------------------------------------------------------------------------------------------------------------
                                                                1,174,861           4,807,030          5,111,357
-------------------------------------------------------------------------------------------------------------------
Total utility plant                                             7,313,272          10,939,254         11,257,508
-------------------------------------------------------------------------------------------------------------------
Nonutility property -- less accumulated
   provision for depreciation of $24,990, $24,730
   and $23,942 at respective dates                                 66,251              67,869             68,054
Nuclear decommissioning trusts                                  2,056,275           1,831,460          1,670,747
Other investments                                                 237,627             171,399            137,882
-------------------------------------------------------------------------------------------------------------------
Total other property and investments                            2,360,153           2,070,728          1,876,683
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents                                              830,942             962,272            239,381
Receivables, including unbilled revenue, less
   allowances of $20,754, $26,453 and $21,833
   for uncollectible accounts at respective dates               1,030,792             906,388            982,010
Fuel inventory                                                     50,965              58,059             63,046
Materials and supplies, at average cost                           116,678             132,980            151,986
Accumulated deferred income taxes-- net                           313,360             123,146            193,749
Regulatory balancing accounts-- net                                50,234             193,311                 --
Prepayments and other current assets                               15,140              93,098             17,278
-------------------------------------------------------------------------------------------------------------------
Total current assets                                            2,408,111           2,469,254          1,647,450
-------------------------------------------------------------------------------------------------------------------
Unamortized nuclear investment-- net                            2,561,325                  --                 --
Unamortized debt issuance and reacquisition
   expense                                                        362,125             359,304            332,627
Rate phase-in plan                                                     --               3,777             29,119
Income tax-related deferred charges                             1,559,336           1,543,380          1,615,930
Other deferred charges                                            816,595             673,601            541,918
-------------------------------------------------------------------------------------------------------------------
Total deferred charges                                          5,299,381           2,580,062          2,519,594
-------------------------------------------------------------------------------------------------------------------
Total assets                                                  $17,380,917         $18,059,298        $17,301,235
-------------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                              June 30,         December 31,            June 30,
                                                                1998               1997                  1997
-------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares
      outstanding at each date)                             $2,168,054          $2,168,054         $2,168,054
   Additional paid-in capital                                  334,032             334,031            177,873
   Accumulated other comprehensive income                       60,465              48,023             47,830
   Retained earnings                                         1,078,982           1,407,834          2,554,389
----------------------------------------------------------------------------------------------------------------
                                                             3,641,533           3,957,942          4,948,146
----------------------------------------------------------------------------------------------------------------
Preferred stock:
   Not subject to mandatory redemption                         128,755             183,755            183,755
   Subject to mandatory redemption                             256,700             275,000            275,000
Long-term debt                                               5,540,461           6,144,597          4,498,782
----------------------------------------------------------------------------------------------------------------
Total capitalization                                         9,567,449          10,561,294          9,905,683
----------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                    495,703             479,637            506,066
----------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                              610,332             692,875            576,470
Short-term debt                                                121,555             322,028            145,244
Accounts payable                                               396,363             406,704            382,952
Accrued taxes                                                  895,472             509,270            650,332
Accrued interest                                                94,448              85,406             97,525
Dividends payable                                               92,893              95,146            171,752
Regulatory balancing accounts-- net                                 --                  --             86,516
Deferred unbilled revenue and other
   current liabilities                                       1,049,308             931,856            772,731
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                    3,260,371           3,043,285          2,883,522
----------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                      2,956,964           2,939,471          3,000,988
Accumulated deferred investment tax credits                    308,380             326,728            336,966
Customer advances and other deferred credits                   790,980             708,745            668,010
----------------------------------------------------------------------------------------------------------------
Total deferred credits                                       4,056,324           3,974,944          4,005,964
----------------------------------------------------------------------------------------------------------------
Minority interest                                                1,070                 138                 --
----------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)




Total capitalization and liabilities                       $17,380,917         $18,059,298        $17,301,235
----------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                          3 Months Ended             6 Months Ended              12 Months Ended
                                             June 30,                   June 30,                    June 30,
-------------------------------------------------------------------------------------------------------------------
                                        1998         1997          1998         1997           1998         1997
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                            $  120,448  $  129,125    $ 225,594   $  250,108     $  581,081    $  627,159
Adjustments for non-cash items:
  Depreciation, decommissioning and
      amortization                       375,919     311,485      758,898      617,068      1,381,705     1,163,686
  Other amortization                      46,416      19,817       72,572       31,981        121,954        69,323
  Rate phase-in plan                         --       10,894        3,777       21,584         29,119        54,590
  Deferred income taxes and
     investment tax credits             (308,917)    (51,573)    (207,025)      (8,019)      (135,627)       (5,939)
  Other long-term liabilities              1,333      54,018       16,066       82,141        (10,363)      172,159
  Regulatory asset related to sale of
     utility plant                        (9,950)         --     (107,991)          --       (107,991)           --
  Net gains on sale of utility plant    (702,972)         --     (640,339)          --       (640,339)           --
  Other-- net                            (36,211)    (46,314)     (54,333)     (67,357)      (195,596)     (225,899)
Changes in working capital:
  Receivables                           (279,473)   (149,887)    (124,404)     (60,927)       (48,782)     (327,955)
  Regulatory balancing accounts          444,844     (19,989)     143,077      (94,972)      (136,750)     (140,312)
  Fuel inventory, materials and supplies  17,099      (2,948)      23,396       11,714         47,389        42,042
  Prepayments and other current assets    39,299      42,516       77,958       87,859          2,138        12,207
  Accrued interest and taxes             348,291      82,414      395,244      169,806        242,063       176,946
  Accounts payable and other
     current liabilities                 226,755      40,673      107,111      (62,413)       289,988        63,188
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating
   activities                            282,881     420,231      689,601      978,573      1,419,989     1,681,195
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt repaid                   (150,014)        (50)    (604,455)    (200,055)    (1,320,545)     (198,938)
Rate reduction notes issued                   --          --           --           --      2,444,127            --
Rate reduction notes repaid              (65,354)         --      (82,465)          --        (77,303)           --
Preferred stock redeemed                 (73,300)   (100,000)     (73,300)    (100,000)       (73,300)     (100,000)
Nuclear fuel financing-- net             (10,248)    (13,092)     (18,871)      (7,061)       (31,950)       40,199
Short-term debt financing-- net         (223,686)     10,418     (200,473)     (84,905)       (23,689)     (247,096)
Capital transferred                           --          --           --           --        153,000            --
Dividends paid                          (451,938)   (112,525)    (553,022)    (298,142)    (2,126,825)     (693,725)
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities   (974,540)   (215,249)  (1,532,586)    (690,163)    (1,056,485)   (1,199,560)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant         (169,068)   (132,239)    (337,046)    (283,646)      (738,720)     (559,151)
Proceeds from sale of plant            1,115,238          --    1,145,039           --      1,145,039            --
Funding of nuclear decommissioning
   trusts                                (37,198)    (46,684)     (76,881)     (74,573)      (156,064)     (150,100)
Unrealized gain on securities-- net        1,332       7,205       12,442       14,448         12,635        18,550
Other-- net                               (1,178)    (17,166)     (31,899)     (25,200)       (34,833)      (66,598)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by
   investing activities                  909,126    (188,884)     711,655     (368,971)       228,057      (757,299)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and equivalents                       217,467      16,098     (131,330)     (80,561)       591,561      (275,664)
Cash and equivalents, beginning
   of period                             613,475     223,283      962,272      319,942        239,381       515,045
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period   $  830,942  $  239,381   $  830,942   $  239,381     $  830,942    $  239,381
-------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest-- net of amounts capitalized $   50,859  $   96,673   $  125,667   $  176,300     $  291,503    $  351,595
Taxes                                        416      17,217          426       17,472        420,956       379,376



   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                          3 Months Ended             6 Months Ended              12 Months Ended
                                             June 30,                   June 30,                    June 30,
-------------------------------------------------------------------------------------------------------------------
                                        1998         1997          1998         1997           1998         1997
-------------------------------------------------------------------------------------------------------------------

Balance at beginning of period       $1,408,330   $2,603,439   $1,407,834    $2,665,612    $2,554,389    $2,680,388
Net income                              120,448      129,125      225,594       250,108       581,081       627,159
Dividends declared on common stock     (442,304)    (170,803)    (537,868)     (345,360)   (2,021,547)     (719,989)
Dividends declared on preferred stock    (6,648)      (7,372)     (13,407)      (15,971)      (26,925)      (33,168)
Stock option appreciation                  (844)          --       (3,171)           --        (3,171)           --
Reacquired capital stock expense and other   --           --           --            --        (4,845)           (1)
-------------------------------------------------------------------------------------------------------------------

Balance at end of period             $1,078,982   $2,554,389   $1,078,982    $2,554,389    $1,078,982    $2,554,389
-------------------------------------------------------------------------------------------------------------------

































   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Accounting Principles

Southern California Edison Company's (SCE) accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted by the Financial Accounting Standards Board's Emerging Issues Task Force, during the third quarter of 1997, SCE began accounting for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general, and SCE's balance sheets display a separate caption for its investments in generation. Application of accounting principles for enterprises in general to SCE's generation assets did not result in any adjustment of their carrying value; however, SCE's nuclear investments were reclassified as a regulatory asset in second quarter 1998.

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

Nature of Operations

SCE's outstanding common stock is owned entirely by its parent company, Edison International. SCE is a public utility which produces and supplies electric energy for its 4.3 million customers in Central and Southern California. Effective April 1, 1998, SCE sells all electric energy produced to the Power Exchange (PX), as mandated by state legislation. SCE also purchases electricity from the PX to supply to its customers. SCE operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 to the Consolidated Financial Statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nuclear

CPUC-authorized rate phase-in plans, which deferred collection of revenue for each unit at the Palo Verde Nuclear Generating Station during the first four years of operation, ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively.

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

In January 1997, the CPUC authorized an acceleration of the recovery of SCE's remaining investment of $1.2 billion in Palo Verde Units 1, 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. The accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account became part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. Beginning in 2002, SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde.

In second quarter 1998, SCE's nuclear investments were reclassified as a regulatory asset. See discussion under "Accounting for Generation-Related Assets" in Note 2 to the Consolidated Financial Statements.

Reclassifications

Certain prior-period amounts were reclassified to conform to the June 30, 1998, financial statement presentation.

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

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses were $0.5 million, $0.9 million and $28 million for the three, six and twelve months ended June 30, 1998, respectively, and $7 million, $12 million and $24 million for the three, six and twelve months ended June 30, 1997, respectively.

Revenue

Operating revenue includes amounts for services rendered but unbilled at the end of each period. Effective April 1, 1998, operating revenue also includes amounts for sales to the PX.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.5%, 5.5% and 5.9% for the three, six and twelve months ended June 30, 1998, respectively, and 5.3%, 5.3% and 4.9% for the three, six and twelve months ended June 30, 1997, respectively.

During the third quarter of 1997, SCE discontinued accounting for its investment in generation facilities using accounting principles applicable to rate-regulated enterprises and began accounting for such investment using accounting principles applicable to enterprises in general. The carrying value of SCE's generation investment was unaffected by this change. However, the nuclear investments were reclassified as a regulatory asset in the second quarter 1998.

Note 2.  Regulatory Matters

California Electric Utility Industry Restructuring

Restructuring Decision -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure; competition and customer choice began on April 1, 1998. Key elements of the CPUC's restructuring decision included: creation of the PX and independent system operator (ISO); availability of customer choice for electricity supply and certain billing and metering services; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation; and implementation of the CTC.

Restructuring Statute -- In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The Statute substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The Statute also

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the Statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the Statute contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses. A voter initiative, known as California Proposition 9, seeks to overturn major portions of the Statute. A more detailed discussion of Proposition 9 is in Note 10 to the Consolidated Financial Statements.

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. For further details, see the discussion under Long-Term Debt in Note 3 to the Consolidated Financial Statements. A voter initiative on the November 1998 ballot seeks to prohibit the collection of these non-bypassable charges, or if the charges are found enforceable by a court, require SCE to offset such charges with an equal credit to customers. See Note 10 to the Consolidated Financial Statements.

Rate-setting -- Beginning January 1, 1998, SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund. In August 1997, the CPUC issued a decision which adopted a methodology for determining CTC residually (see CTC discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement (see PBR discussion below) by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms or operation and maintenance contracts with the new owners of the divested generation plants.

PX and ISO -- On March 31, 1998, both the PX and ISO began accepting bids and schedules for April 1, 1998, when the ISO took over operational control of the transmission system. The hardware and software systems being utilized by the PX and ISO in their bidding and scheduling activities were financed through loans of $300 million (backed by utility guarantees) obtained by restructuring trusts established by a CPUC order in 1996. The PX and ISO will repay the trusts' loans through charges for service to future PX and ISO customers. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, will be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year), will be paid over a 10-year period.

Direct Customer Access -- Effective April 1, 1998, customers are now able to choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which is purchasing its power through the
PX), or choose direct access, which means the customer can contract directly with either independent power producers or energy service providers (ESPs) such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers are paying the CTC whether or not they choose to buy power through SCE. Electric utilities are continuing to provide the core distribution service of delivering energy through their distribution system regardless of a customer's choice of electricity supplier. The CPUC is continuing to regulate the prices and service obligations related to distribution services.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Cycle Services -- Effective April 1, 1998, customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. Now ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. In addition, customers with maximum demand above 20 kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to customers who elect to have ESPs provide them with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to provide such customers with the utility's avoided costs net of costs incurred by the utility to facilitate the provision of such services by a firm other than the utility.

PBR -- In September 1996, the CPUC adopted a transmission and distribution (T&D) PBR mechanism for SCE which began on January 1, 1997. Beginning in April 1998, the transmission portion was separated from PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

The CPUC is considering unbundling SCE's cost of capital based on major utility function. On May 8, 1998, SCE filed an application on this issue. A CPUC decision is expected in early 1999.

Beginning in 1998, SCE's hydroelectric plants are operating under a PBR-type mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market (see CTC discussion below).

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

SCE has sold all 12 of its gas- and oil-fueled generation plants. Transfer of ownership of 11 plants was completed by June 30, 1998, and transfer of ownership of the 12th plant took place on July 8, 1998. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

CTC -- The costs to transition to a competitive market are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. The CTC is being determined residually by subtracting other rate components for the PX, T&D, nuclear decommissioning and public benefit programs from the frozen rate levels. SCE currently estimates its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate is based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of $6.4 billion from SCE's qualifying

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilities  contracts,  which are the  direct  result of prior  legislative  and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (successful completion of the sale of SCE's gas-fired generating plants has reduced this estimate of transition costs for SCE-owned generation) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in Note 1 to the Consolidated Financial Statements), and certain other costs. This issue was separated into two phases; Phase 1 addressed the rate-making issues and Phase 2 the quantification issues.

Major elements of the CPUC's CTC Phase 1 and Phase 2 decisions were: the establishment of a transition cost balancing account and annual transition cost proceedings; the setting of a market rate forecast for 1998 transition costs; the requirement that generation-related regulatory assets be amortized ratably over a 48-month period; the establishment of calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze; and the reduction of SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets) beginning July 1997, five months earlier than anticipated. SCE has filed an application for rehearing on the 1997 rate of return issue.

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). During the third quarter of 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on a consensus reached by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF). The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the EITF consensus did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the EITF did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed relating to the application of asset impairment standards to these assets. Using this guidance has resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.4 billion, after tax, at June 30, 1998) as a one-time, non-cash charge against earnings.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financial Instruments

Cash Equivalents

Cash and equivalents include tax-exempt investments ($632 million at June 30, 1998, $936 million at December 31, 1997, and $215 million at June 30, 1997), and time deposits and other investments ($199 million at June 30, 1998, $26 million at December 31, 1997, and $24 million at June 30, 1997) with maturities of three months or less.

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

Interest rate swaps and caps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At the balance sheet dates of June 30, 1998, December 31, 1997, and June 30, 1997, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At June 30, 1998, SCE had pledged $22 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligations. At June 30, 1997, SCE had an interest rate cap agreement which fixed the interest rate at 6% for $30 million of debt due 2027; it expired July 1, 1997.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which will be effective January 1, 2000, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                        June 30,                     December 31,                June 30,
In millions                               1998                           1997                      1997
-------------------------------------------------------------------------------------------------------------------
                                  Cost         Fair             Cost          Fair           Cost         Fair
                                  Basis        Value            Basis         Value          Basis        Value
-------------------------------------------------------------------------------------------------------------------

Financial assets:
Decommissioning trusts          $1,448       $2,056            $1,371       $1,831         $1,292        $1,671
Equity investments                   9          110                 9           90             11            91
Gas call options                    44           56                34           34             --            --

Financial liabilities:
DOE decommissioning and
  decontamination fees              50           44                50           43             54            45
Interest rate hedges                --           25                --           24             --            17
Long-term debt                   5,540        5,708             6,145        6,456          4,499         4,672
Preferred stock subject to
  mandatory redemption             257          273               275          293            275           288
-------------------------------------------------------------------------------------------------------------------


Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts and equity investments, and on financial models for gas call options. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swap; brokers' quotes for long-term debt, preferred stock and the interest rate cap; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains on financial assets were:

                                                                 June 30,         December 31,        June 30,
In millions                                                        1998               1997              1997
-------------------------------------------------------------------------------------------------------------------
Decommissioning trusts:
  Municipal bonds                                                  $163               $131             $ 108
  Stocks                                                            311                190               198
  U.S. government issues                                            129                 91                68
  Short-term and other                                                5                 48                 5
-------------------------------------------------------------------------------------------------------------------
                                                                    608                460               379
Equity investments                                                  101                 81                80
Gas call options                                                     12                 --                --
-------------------------------------------------------------------------------------------------------------------
Total                                                              $721               $541              $459
-------------------------------------------------------------------------------------------------------------------


There were no unrealized holding losses on financial assets for the periods presented.

Investments

Net unrealized gains (losses) on equity investments are recorded as a separate component of shareholder's equity under the caption "Other comprehensive income." Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following June 30, 1998, are: 1999 -- $610 million; 2000 -- $569 million; 2001 -- $648 million; 2002 -- $246 million; and 2003 -- $572 million.

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

A voter initiative, known as California Proposition 9 on the November 1998 ballot, proposes to, among other things, prohibit the collection of any charges in connection with the financing order for the purpose of making payments on rate reduction notes. If Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, the collection of charges necessary to pay the certificates while the litigation is pending could be precluded, which would adversely affect the certificates and the secondary market for the certificates, including the pricing, liquidity, dates of maturity, and weighted-average lives of the certificates. In addition, if Proposition 9 were to be voted into law and be upheld by the courts, it could have a further material adverse effect on the certificates and the holders of the certificates could incur a loss on their investment. A more detailed discussion is in Note 10 to the Consolidated Financial Statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of:
                                                       June 30,                December 31,            June 30,
In millions                                              1998                      1997                  1997
-------------------------------------------------------------------------------------------------------------------

First and refunding mortgage bonds:
   1999 - 2026 (5.625% to 7.5%)                         $1,550                   $1,825                 $2,525
Rate reduction notes:
   1998 - 2007 (5.98% to 6.42%)                          2,385                    2,463                     --
Pollution-control bonds:
   1999 - 2027 (5.4% to 7.2% and variable)               1,202                    1,202                  1,204
Funds held by trustees                                      (2)                      (2)                    (2)
Debentures and notes:
   1998 - 2006 (5.6% to 8.25%)                             870                    1,195                  1,195
Subordinated debentures:
   2044 (8.375%)                                           100                      100                    100
Commercial paper for nuclear fuel                           73                       92                    105
Long-term debt due within one year                        (610)                    (693)                  (576)
Unamortized debt discount-- net                            (28)                     (37)                   (52)
-------------------------------------------------------------------------------------------------------------------
Total                                                   $5,540                   $6,145                 $4,499
-------------------------------------------------------------------------------------------------------------------

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At June 30, 1998, these lines totaled $1.3 billion, with $735 million available for short-term debt and $515 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at June 30, 1998, December 31, 1997, and June 30, 1997, was $196 million, $415 million and $251 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.6%, 6.0% and 5.7% at June 30, 1998, December 31, 1997, and June 30, 1997, respectively.

Note 4.  Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1998, SCE had the capacity to pay $1.1 billion in additional dividends and continue to maintain its authorized capital structure.

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

Preferred stock redemption requirements for the five twelve-month periods following June 30, 1998, are: 1999 through 2001 -- zero; 2002 -- $105 million; and 2003 -- $9 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                                                            June 30,      December 31,     June 30,
Dollars in millions, except per share amounts                                 1998            1997           1997
-------------------------------------------------------------------------------------------------------------------

                                               June 30, 1998
                                       ---------------------------
                                          Shares        Redemption
                                       Outstanding         Price
                                       -----------      ----------
Not subject to mandatory redemption:
$25 par value:
4.08% Series                            1,000,000          $25.50             $ 25           $ 25           $ 25
4.24                                    1,200,000           25.80               30             30             30
4.32                                    1,653,429           28.75               41             41             41
4.78                                    1,296,769           25.80               33             33             33
5.80                                           --              --               --             55             55
-------------------------------------------------------------------------------------------------------------------
Total                                                                         $129           $184           $184
-------------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:
6.05% Series                              750,000         $100.00             $ 75           $ 75           $ 75
6.45                                    1,000,000          100.00              100            100            100
7.23                                      817,000          100.00               82            100            100
-------------------------------------------------------------------------------------------------------------------
Total                                                                         $257           $275           $275
-------------------------------------------------------------------------------------------------------------------

In the second quarter of 1998, 2.2 million shares of Series 5.8% preferred stock and 183,000 shares of Series 7.23% were redeemed. In the second quarter of 1997, 4 million shares of Series 7.36% preferred stock were redeemed. There were no preferred stock issuances for the periods presented.

A recently issued accounting standard requires companies to report comprehensive income starting in 1998. SCE implemented the new accounting standard in the first quarter of 1998. Implementation of the new standard had no effect on SCE's results of operations or financial position.

Accumulated other comprehensive income balances were:

                                              3 Months Ended             6 Months Ended          12 Months Ended
                                                 June 30,                   June 30,                June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                 1998          1997         1998         1997      1998         1997
-------------------------------------------------------------------------------------------------------------------

Beginning balance                          $  59         $  41        $  48        $  33     $  48        $  29
Unrealized gains on securities                 1            17           20           24        20           31
Tax effect                                    --           (10)          (8)          (9)       (8)         (12)
-------------------------------------------------------------------------------------------------------------------
Ending balance                             $  60         $  48        $  60        $  48     $  60        $  48
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                                June 30,         December 31,          June 30,
In millions                                                       1998               1997                1997
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                               $   203             $   227            $   238
Unrealized gains or losses                                         326                 273                191
Investment tax credits                                             156                 192                198
Regulatory balancing accounts                                       77                 180                123
Decommissioning-related                                            118                 114                107
Other                                                              412                 335                342
-------------------------------------------------------------------------------------------------------------------
Total                                                           $1,292              $1,321             $1,199
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                                $3,102              $3,272             $3,396
Capitalized software costs                                         156                 127                118
Other                                                              678                 738                492
-------------------------------------------------------------------------------------------------------------------
Total                                                           $3,936              $4,137             $4,006
-------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                         $2,644              $2,816             $2,807
-------------------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                                    $2,957              $2,939             $3,001
Included in current assets                                         313                 123                194

The current and deferred components of income tax expense were:

                                              3 Months Ended             6 Months Ended          12 Months Ended
In millions                                      June 30,                   June 30,                June 30,
-------------------------------------------------------------------------------------------------------------------
                                            1998          1997         1998         1997       1998        1997
-------------------------------------------------------------------------------------------------------------------
Current:
Federal                                    $ 331         $ 151        $ 355         $176      $554         $441
State                                         74            36           78           55       123          132
-------------------------------------------------------------------------------------------------------------------
                                             405           187          433          231       677          573
-------------------------------------------------------------------------------------------------------------------
Deferred--federal and state:
Accrued charges                               17           (11)         (14)         (13)      (34)          (5)
CTC amortization                             (38)           --          (10)          --       (10)          --
Depreciation                                 (12)          (11)         (84)         (24)     (108)         (33)
Investment and energy tax credits-- net      (12)           (5)         (16)         (10)      (26)         (21)
Pension reserve                               (1)           (1)          (2)          (2)       (5)          49
Prior year state tax                         (24)          (12)           7           15        (8)          --
Regulatory balancing accounts               (225)           11         (116)          37       (12)          37
Unbilled revenue                             (12)          (16)           2           (8)       15          (56)
Other                                         (1)          (16)          17          (13)       35          (28)
-------------------------------------------------------------------------------------------------------------------
                                            (308)          (61)        (216)         (18)     (153)         (57)
Total income tax expense                  $   97          $126         $217         $213      $524         $516
-------------------------------------------------------------------------------------------------------------------
Classification of income taxes:
Included in operating income              $   99          $134         $225         $229      $578         $565
Included in other income                      (2)           (8)          (8)         (16)      (54)         (49)

The composite federal and state statutory income tax rate was 40.551% for the three, six and twelve months ended June 30, 1998, and 40.551%, for both the three and six months ended June 30, 1997, and 40.798% for the twelve months ended June 30, 1997.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                              3 Months Ended             6 Months Ended          12 Months Ended
                                                 June 30,                   June 30,                June 30,
-------------------------------------------------------------------------------------------------------------------
                                            1998          1997         1998         1997      1998         1997
-------------------------------------------------------------------------------------------------------------------
Federal statutory rate                       35.0%        35.0%         35.0%       35.0%      35.0%       35.0%
Capitalized software                          2.0         (0.7)         (1.0)       (0.8)      (1.0)       (0.8)
CTC amortization                            (17.4)          --          (2.2)         --       (0.9)         --
Depreciation and other                       18.6          9.8          12.0         6.4        9.3         5.5
Investment and energy tax credits            (2.0)        (2.0)         (2.0)       (2.2)      (1.7)       (1.9)
State tax-- net of federal deduction          8.2          7.3           6.7         7.6        6.6         7.3
-------------------------------------------------------------------------------------------------------------------
Effective tax rate                           44.4%        49.4%         48.5%       46.0%      47.3%       45.1%
-------------------------------------------------------------------------------------------------------------------

Note 6.  Employee Compensation and Benefit Plan

Stock Option Plans

On April 16, 1998, Edison International shareholders approved the Edison International Equity Compensation Plan. The plan replaces the Long-Term Incentive Compensation Program, consisting of officer, director, and management plans, which was adopted by Edison International shareholders in 1992. No new awards will be made under the prior program; however, it will remain in effect as long as any awards remain outstanding under the prior program.

The prior program participated in the use of 8.2 million shares of parent company common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 3.1 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

The new plan authorizes the annual issuance of shares equal to one percent of the issued and outstanding shares of Edison International common stock as of December 31 of the prior year. This authorization is cumulative so that to the extent shares are not needed to meet new plan requirements in any year, the excess authorized shares will carry over to subsequent years until plan termination. One percent of the issued and outstanding Edison International common stock on December 31, 1997, was 3.8 million shares. Under the new plan, options on 1.4 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. Edison International stock options include a dividend equivalent feature. Generally, for options issued before 1994, amounts equal to dividends accrue on the options at the same time and at the same rate as would be payable on the number of shares of Edison International common stock covered by the options. The amounts accumulate without interest. For Edison International stock options issued after 1993, dividend equivalents are subject to reduction unless certain shareholder return performance criteria are met.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $1 million, $2 million and $4 million for the three, six and twelve months ended June 30, 1998, respectively, and $8 million, $15 million and $21 million for the three, six and twelve months ended June 30, 1997, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $114 million, $212 million and $553 million for the three, six and twelve months ended June 30, 1998, respectively, and $123 million, $236 million and $598 million for the three, six and twelve months ended June 30, 1997, respectively.

The weighted-average fair value of options granted during the twelve months ended June 30, 1998, and June 30, 1997, was $6.44 per share option and $7.66 per share option, respectively. The weighted-average remaining life of options outstanding as of June 30, 1998, December 31, 1997, and June 30, 1997, was 7 years at each date.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                       12 Months Ended
                                                          June 30,
                                           ------------------------------------
                                                1998                1997
-------------------------------------------------------------------------------

Expected life                                  7 years             7 years
Risk-free interest rate                          5.6%             6.5% - 6.8%
Expected volatility                               17%                  17%
-------------------------------------------------------------------------------

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                         6 Months Ended         Year Ended         6 Months Ended
                                                            June 30,           December 31,           June 30,
In millions                                                   1998                 1997                 1997
-------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of period                   $2,094                $2,002                 $2,002
Service cost                                                    28                    44                     22
Interest cost                                                   70                   138                     70
Actuarial gain                                                  --                   198                     --
Benefits paid                                                  (68)                 (288)                  (206)
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                         $2,124                $2,094                 $1,888
-------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of period            $2,298                $2,165                 $2,165
Actual return on plan assets                                   287                   369                    232
Employer contributions                                          30                    52                     30
Benefits paid                                                  (68)                 (288)                  (206)
-------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                  $2,547                $2,298                 $2,221
-------------------------------------------------------------------------------------------------------------------
Funded status                                              $   423               $   204                $   333
Unrecognized net gain                                         (498)                 (304)                  (454)
Unrecognized net obligation (17-year amortization)              36                    38                     41
Unrecognized prior service cost                                174                   184                    191
-------------------------------------------------------------------------------------------------------------------
Pension asset (liability)                                  $   135               $   122                $   111
-------------------------------------------------------------------------------------------------------------------
Discount rate                                                 7.0%                  7.0%                   7.75%
Rate of compensation increase                                 5.0%                  5.0%                   5.0%
Expected return on plan assets                                8.0%                  8.0%                   8.0%

The components of pension expense were:

                                              3 Months Ended             6 Months Ended          12 Months Ended
                                                 June 30,                   June 30,                June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                 1998          1997         1998         1997      1998         1997
-------------------------------------------------------------------------------------------------------------------
Service cost                                 $14           $11          $28          $22       $50         $38
Interest cost                                 35            35           70           70       139         161
Expected return on plan assets               (45)          (40)         (90)         (80)     (170)       (180)
Net amortization and deferral                  4             4            8            8        13          11
-------------------------------------------------------------------------------------------------------------------
Pension expense under
   accounting standards                        8            10           16           20        32          30
Regulatory adjustment-- deferred               5             3           10            6        20          19
-------------------------------------------------------------------------------------------------------------------
Net pension expense recognized                13            13           26           26        52          49
Settlement gain                               --            --           --           --        --         (43)
-------------------------------------------------------------------------------------------------------------------
Total expense                                $13           $13          $26          $26       $52        $  6
-------------------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55 with at least 10 years of service (or those eligible under a 1996 special voluntary early retirement program), are eligible for postretirement health and dental care, life insurance and other benefits. In 1996, SCE recorded special termination expenses from a special voluntary early retirement program. In 1998, SCE adopted a new accounting standard that revises the disclosure requirements for postretirement benefit plans. Prior periods have been restated.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                         6 Months Ended         Year Ended         6 Months Ended
                                                            June 30,           December 31,           June 30,
In millions                                                   1998                 1997                 1997
-------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of period                     $ 1,533             $1,349                $1,349
Service cost                                                       18                 30                    14
Interest cost                                                      52                 99                    50
Actuarial loss                                                     --                114                    --
Benefits paid                                                     (32)               (59)                  (29)
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                           $ 1,571             $1,533                $1,384
-------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of period              $   815            $   617               $   617
Actual return on plan assets                                       32                147                    26
Employer contributions                                             54                110                    54
Benefits paid                                                     (32)               (59)                  (29)
-------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                    $   869            $   815               $   668
-------------------------------------------------------------------------------------------------------------------
Funded status                                                 $  (702)           $  (718)              $  (716)
Unrecognized net loss                                             242                244                   228
Unrecognized transition obligation (20-year
   amortization)                                                  389                403                   417
-------------------------------------------------------------------------------------------------------------------
Recorded asset (liability)                                    $   (71)           $   (71)              $   (71)
-------------------------------------------------------------------------------------------------------------------
Discount rate                                                    7.0%                7.0%                 7.75%
Expected return on plan assets                                   8.0%                8.0%                 8.5%

The components of postretirement benefits other than pensions expense were:

                                              3 Months Ended             6 Months Ended          12 Months Ended
                                                 June 30,                   June 30,                June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                 1998          1997         1998         1997      1998         1997
-------------------------------------------------------------------------------------------------------------------
Service cost                                $  9         $   7         $ 18         $ 14     $  34        $  27
Interest cost                                 26            25           52           50       101          102
Expected return on plan assets               (16)          (13)         (32)         (26)      (56)         (51)
Amortization of loss                           1             2            2            4         2            6
Amortization of transition obligation          7             7           14           14        27           27
-------------------------------------------------------------------------------------------------------------------
Net expense                                   27            28           54           56       108          111
Special termination expense                   --            --           --           --        --           23
-------------------------------------------------------------------------------------------------------------------
Total expense                               $ 27          $ 28         $ 54         $ 56      $108         $134
-------------------------------------------------------------------------------------------------------------------


The assumed rate of future increases in the per-capita cost of health care benefits is 8.5% for 1998, gradually decreasing to 5.25% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of June 30, 1998, by $255 million and annual aggregate service and interest costs by $28 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of June 30, 1998, by $218 million and annual aggregate service and interest costs by $23 million.

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $5 million, $8 million and $15 million for the three, six and twelve months ended June 30, 1998, respectively, and $4 million, $7 million and $22 million for the three, six and twelve months ended June 30, 1997, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of June 30, 1998, was:

                                                    Original         Accumulated
                                                     Cost of       Depreciation and              Under Ownership
In millions                                         Facility         Amortization         Construction Interest
-------------------------------------------------------------------------------------------------------------------
Transmission systems:
  Eldorado                                          $     31         $      6                --               60%
  Pacific Intertie                                       243               77              $  1               50
Generating stations:
  Four Corners Units 4 and 5 (coal)                      460              259                 1               48
  Mohave (coal)                                          311              156                 6               56
  Palo Verde (nuclear)(1)                              1,604              787                10               16
  San Onofre (nuclear)(1)                              4,215            2,481                35               75
-------------------------------------------------------------------------------------------------------------------
Total                                                 $6,864           $3,766               $53
-------------------------------------------------------------------------------------------------------------------

(1)  Reported as "Unamortized nuclear investment -- net."

Note 8.  Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancellable leases at June 30, 1998, were:

Year ended December 31,                                             In millions
-------------------------------------------------------------------------------
1998                                                                 $ 7
1999                                                                  13
2000                                                                  11
2001                                                                   8
2002                                                                   4
Thereafter                                                             6
-------------------------------------------------------------------------------
Total                                                                $49
-------------------------------------------------------------------------------

Note 9.  Commitments

Nuclear Decommissioning

Decommissioning is estimated to cost $2.2 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. SCE planned to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is scheduled to begin in 2013 for San Onofre Units 2 and 3 and 2027 at Palo Verde. San Onofre Unit 1, which shut down in 1992, is currently being evaluated for decommissioning and may begin the process as early as 1999, rather than delaying it to 2013 as previously planned.

Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense. Decommissioning expense was $37 million, $77 million and $157 million for the three, six and twelve months ended June 30, 1998, respectively, and $39 million, $75 million and $150 million for the three, six and twelve months ended June 30, 1997, respectively. The accumulated provision for

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decommissioning was $1.1 billion at June 30, 1998, $1.1 billion at December 31, 1997, and $1.0 billion at June 30, 1997. The estimated costs to decommission San Onofre Unit 1 ($280 million) are recorded as a liability.

Decommissioning  funds  collected  in rates are  placed in  independent  trusts,
which,  together  with  accumulated  earnings,   will  be  utilized  solely  for
decommissioning.

Trust investments include:

                                            Maturity            June 30,         December 31,          June 30,
In millions                                   Dates               1998               1997                1997
-------------------------------------------------------------------------------------------------------------------
Municipal bonds                             1998-2029           $   486           $  459                $  439
Stocks                                          --                  535              392                   544
U.S. government issues                      1999-2027               425              357                   300
Short-term and other                        2002-2028                 2              163                     9
-------------------------------------------------------------------------------------------------------------------
Total                                                            $1,448           $1,371                $1,292
-------------------------------------------------------------------------------------------------------------------

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $12 million, $27 million and $57 million for the three, six and twelve months ended June 30, 1998, respectively, and $11 million, $23 million and $51 million for the three, six and twelve months ended June 30, 1997, respectively. Proceeds from sales of securities (which are reinvested) were $362 million, $569 million and $903 million for the three, six and twelve months ended June 30, 1998, respectively, and $114 million, $261 million and $628 million for the three, six and twelve months ended June 30, 1997. Approximately 89% of the trust fund contributions were tax-deductible.

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

Certain commitments for the years 1998 through 2002 are estimated below:

In millions                                                      1998       1999      2000       2001       2002
-------------------------------------------------------------------------------------------------------------------
Projected construction expenditures                              $841       $704      $685       $684       $656
Fuel supply contracts                                             241        146       166        154        162
Purchased-power capacity payments                                 703        706       707        706        703
Unconditional purchase obligations                                  9          9        10          9         10
-------------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Contingencies

In addition to the matters disclosed in these notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. SCE believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

California Proposition 9 -- November 1998 Voter Initiative

In November 1997, individuals representing The Utilities Reform Network, Public Media Center and the Coalition Against Utility Taxes filed a proposed voter initiative that seeks to overturn major portions of the electric industry restructuring legislation enacted in California in September 1996 (Statute). The voter initiative proposes, among other things, to: (i) impose an additional 10% rate reduction for residential and small commercial customers beyond the 10% reduction that went into effect on January 1, 1998; (ii) block stranded-cost recovery of nuclear investments; (iii) restrict stranded-cost recovery of non-nuclear investments unless the CPUC finds that the utility would be deprived of the opportunity to earn a fair rate of return; and (iv) prohibit the collection of any charges in connection with a financing order for the purpose of making payments on rate reduction notes, or if the financing order is found enforceable by a court, require the utility to offset such charges with an equal credit to customers.

On June 24, 1998, the California Secretary of State announced that the proposed voter initiative qualified for the November 1998 ballot. On July 17, 1998, the Secretary of State designated the initiative as Proposition 9 on the ballot.

On May 22, 1998, Californians for Affordable and Reliable Electric Service (CARES), a coalition of California business organizations and utilities, filed a petition for writ of mandate with the Court of Appeal of the State of California. CARES is sponsored by the California Business Roundtable, the California Chamber of Commerce, San Diego Gas & Electric Company, the California Manufacturers Association, Pacific Gas & Electric Company, the California Retailers Association, and SCE, among other groups. The CARES petition challenged the initiative as illegal and unconstitutional on its face, and sought to remove the initiative from the November 1998 ballot. On July 2, 1998, the Court of Appeal denied the CARES petition. On July 6, 1998, CARES filed its appeal of the denial with the California Supreme Court. On July 15, 1998, the California Supreme Court denied the CARES petition. In these rulings, the Court of Appeal of the State of California and the California Supreme Court both decided, in effect, not to consider the legality and constitutionality of Proposition 9 prior to the November 1998 election.

If Proposition 9 is voted into law, further litigation would ensue. Under the terms of a servicing agreement relating to the rate reduction notes, SCE (acting as the servicer) is required to take such legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of, or supplement to the Statute, the financing order issued by the CPUC, or the rights of holders of the property right authorized by the Statute and the financing order by legislative enactment, voter initiative or constitutional amendment that would be adverse to holders of the rate reduction notes. The costs of such actions would be payable out of collections of the non-bypassable charges established by the financing order and the related issuance advice letter as an operating expense related to the rate reduction notes. However, SCE may be required to advance its own funds to satisfy its obligations as servicer to take such legal and administrative actions.

SCE is unable to predict the outcome of this matter, but if Proposition 9 were to be voted into law, and not immediately stayed and ultimately invalidated by the courts, it could have a material adverse effect on SCE's results of operation and financial position. Upon voter approval of Proposition 9, a write-down

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of a portion of SCE's generation-related assets might be required under applicable accounting principles, depending on SCE's assessment of both the probability that Proposition 9 would be struck down by the courts and the manner in which it would be interpreted and applied to SCE. The meaning of many provisions of Proposition 9 is unclear and, if the courts uphold it in whole or part, will be subject to judicial and regulatory interpretation. Depending on how Proposition 9 is interpreted and implemented with respect to SCE, the potential write-down of SCE's generation-related assets could amount to as much as $1.9 billion after tax.

Additionally, if Proposition 9 passes and survives legal challenges, SCE could suffer impacts on its annual earnings, including the possibility of being required to offset customer charges necessary to pay the principal and interest on the rate reduction notes. Depending on how this provision and other provisions of Proposition 9 are interpreted and applied, the annual earnings reductions could be as large as $210 million in 1999, gradually declining to as much as $10 million in 2007, and immaterial amounts thereafter.

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

SCE's recorded estimated minimum liability to remediate its 50 identified sites is $178 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $91 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $148 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve months ended June 30, 1998, were $6 million.

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

Property  damage  insurance   covers  losses  up  to  $500  million,   including
decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $26 million per year. Insurance premiums are charged to operating expense.

SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) earnings for the three, six and twelve months ended June 30, 1998, were $114 million, $212 million and $554 million, respectively, compared with $122 million, $234 million and $594 million for the same periods in 1997. Earnings from the twelve months ended June 30, 1997, include a net one-time gain of $14 million in 1996 for an adjustment to workforce management costs and reserves. Excluding the one-time gain, earnings decreased $8 million, $22 million and $26 million, respectively, for the three, six and twelve months ended June 30, 1998, compared to the year-earlier periods. The decreases were the result of lower authorized revenue, which was driven by reduced authorized returns on generating assets and a lower earning asset base resulting from the accelerated recovery of investments and divestiture of gas- and oil-fueled generation assets. The decreases were partially offset by San Onofre Nuclear Generating Station's greater number of operating days in the current period.

Operating Revenue

Since April 1, 1998, SCE is required to sell all of its generated power to the power exchange (PX). For more details, see "Competitive Environment -- PX and ISO." Excluding the sales to the PX, operating revenue decreased 12%, 8% and 1%, respectively, for the three, six and twelve months ended June 30, 1998, compared to the year-earlier periods. The decreases reflect lower average residential rates (mandated by legislation enacted in September 1996). The quarterly decrease also includes a decrease in sales volume due to milder weather in second quarter 1998. The twelve-months-ended decrease also reflects a 1% decrease in sales volume. Over 99% of operating revenue (excluding sales to the PX) is from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Legislation enacted in September 1996 provided for, among other things, at least a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See discussion in "Competitive Environment."

Operating Expenses

Fuel expense decreased 60% and 39%, respectively, for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The quarterly and year-to-date decreases resulted from the sale of the gas- and oil-fueled plants. In addition, the year-to-date decrease also reflects significantly lower gas prices in the first quarter of 1998. For the twelve months ended June 30, 1998, fuel expense increased 13%, compared to the year-earlier period, reflecting the effects of the extended refueling outages at San Onofre Units 2 and 3 during the third quarter of 1997, as well as a $174 million gas contract termination payment during third quarter 1997.

Since April 1, 1998, SCE is required to purchase all of its power from the PX for distribution to its customers. The new competitive market has caused SCE to only make federally required purchases or purchases required under long-term contracts and to discontinue making economy power purchases. Excluding the power purchased from the PX, purchased-power expense decreased 11% and 9%, respectively, for the three and six months ended June 30, 1998, compared to the year-earlier periods. The decreases are the result of SCE discontinuing economy purchases. SCE is required under federal law to purchase power from certain nonutility generators even though energy prices under these contracts are generally higher than other sources. For the twelve months ended June 30, 1998, SCE paid about $1.5 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses increased substantially for the quarter, six months and twelve months ended June 30, 1998, compared to the same periods in 1997, primarily due to overcollections in the transition cost balancing account resulting from the gain on sales of the gas- and oil-fueled plants in second quarter 1998. The overcollections were partially offset by undercollections related to direct access activities, the delay in the start-up of the PX and independent system operator (ISO) and the issuance of the rate reduction notes in December 1997. Beginning in January 1998, the difference between generation-related revenue and generation-related costs is being accumulated in the transition cost balancing account, effectively eliminating all other balancing accounts except those used in the administration of public-purpose funds.

Other operating expenses increased for the three, six and twelve months ended June 30, 1998, compared to the same periods in 1997, primarily due to direct access activities, must-run reliability services and PX and ISO activities. The year-to-date increase also reflects storm damage resulting from a harsher winter in 1998. In addition, the twelve-months-ended increase includes higher costs at San Onofre related to the Unit 2 and 3 outages.

Maintenance expense decreased 16% for the quarter ended June 30, 1998, compared to the year-earlier period, reflecting the extended refueling outages at San Onofre during the second quarter of 1997.

Depreciation, decommissioning and amortization expense increased 21%, 23% and 19%, respectively, for the quarter, six months and twelve months ended June 30, 1998, compared to the same periods in 1997. The increases are primarily due to the accelerated recovery of the gas- and oil-fueled generation plants and the further acceleration of the San Onofre and Palo Verde Nuclear Generating Station units. The accelerated recoveries implemented in 1998 are part of the competition transition charge (CTC) mechanism (see further discussion under "California Electric Utility Industry Restructuring"). The twelve-months-ended increase also reflects the initial accelerated recovery of the Palo Verde units, which began in January 1997.

Income taxes decreased 26% for the quarter ended June 30, 1998, compared to the year-earlier period, primarily due to lower pre-tax income, as well as additional amortization related to the CTC mechanism. Also, the additional amortization related to the CTC mechanism will continue to cause an increase in the effective tax rate.

Property and other taxes decreased 18% for the twelve months ended June 30, 1998, compared to the same period in 1997, due to a reclassification of payroll taxes to operation and maintenance expense, which began in January 1997.

Gains on sale of utility plant are from the sale of 11 of SCE's 12 gas- and oil-fueled generation plants in the first half of 1998.

Other Income and Deductions

The provision for rate phase-in plan reflects a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde units. The deferred revenue (including interest) was collected evenly over the final six years of each unit's plan. The plan ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively. The provision was a non-cash offset to the collection of deferred revenue.

Interest and dividend income increased 66%, 109% and 71%, respectively, for the three, six and twelve months ended June 30, 1998, compared to the same periods in 1997. The increases reflect higher investment balances due to the sale of the gas- and oil-fueled generation plants. The year-to-date and twelve-months-ended increases also reflect interest earned on higher balancing account undercollections.

Other nonoperating income decreased substantially for the three, six and twelve months ended June 30, 1998, compared to the year-earlier periods, mostly due to additional accruals for regulatory matters associated with the restructuring of California's electric utility industry.

Interest Expense

Interest on long-term debt increased 19% for the six months ended June 30, 1998, compared to the same period in 1997, primarily due to the issuance of the rate reduction notes in December 1997. Interest on the rate reduction notes was $38 million, $77 million and $86 million, respectively, for the three, six and twelve months ended June 30, 1998.

Other interest expense decreased 25% for the six months ended June 30, 1998, compared to the same period in 1997. The year-to-date decrease reflects a reduction in balancing account interest expense as a result of higher undercollections in first quarter 1998.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.8 billion (increased from $2.3 billion in July 1998) of its outstanding shares of common stock. Edison International has repurchased 95.3 million shares ($2.3 billion) between January 1995 and August 5, 1998, funded by dividends from its subsidiaries and the issuance of rate reduction notes.

SCE's cash flow coverage of dividends for the three, six and twelve months ended June 30, 1998, was 0.6 times, 1.2 times and 0.7 times, respectively, compared to
3.7 times, 3.3 times and 2.4 times for the year-earlier periods. These decreases reflect a $350 million special dividend SCE paid to Edison International in second quarter 1998 from the oil- and gas-fueled plant sales proceeds. The twelve-months-ended decrease reflects the $1.2 billion special dividend SCE paid to Edison International in December 1997 from rate reduction note proceeds.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $283 million, $690 million and $1.4 billion, respectively, for the three, six and twelve months ended June 30, 1998, compared with $420 million, $979 million and $1.7 billion, respectively, for the same periods in 1997. Cash from operations exceeded capital requirements for all periods presented.

Cash Flows from Financing Activities

At June 30, 1998, SCE had available lines of credit of $1.3 billion, with $735 million for general purpose short-term debt and $515 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates with various expiration dates; the majority have five-year terms.

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and trust indenture. As of June 30, 1998, SCE could issue approximately $12.0 billion of additional first and refunding mortgage bonds and $4.4 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1998, SCE had the capacity to pay $1.1 billion in additional dividends and continue to maintain its authorized capital structure.

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

A voter initiative, known as California Proposition 9 on the November 1998 ballot, proposes to, among other things, prohibit the collection of any charges in connection with a financing order for the purpose of making payments on rate reduction notes. If Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, the collection of charges necessary to pay the certificates while the litigation is pending could be precluded, which would adversely affect the certificates and the secondary market for the certificates, including pricing, liquidity, dates of maturity, and weighted-average lives of the certificates. In addition, if Proposition 9 is voted into law and upheld by the courts, it could have a further material adverse effect on the certificates and the holders of the certificates could incur a loss on their investment. A more detailed discussion is in "California Proposition 9 -- November 1998 Voter Initiative."

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, proceeds from the sale of plant (see discussion in Divestiture) and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013 -- 2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.1 billion), escalated using a 6.65% annual rate. These costs are expected to be funded from independent decommissioning trusts, which will receive SCE contributions of approximately $100 million per year until decommissioning begins. Any plan to decommission San Onofre Unit 1 prior to 2013 is not expected to affect SCE's annual contributions to the decommissioning trusts.

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

A 10% increase in market interest rates would result in a $6 million increase in the fair value of SCE's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $6 million decline in the fair market value of interest rate hedge agreements. A 10% increase in natural gas prices would result in a $38 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $26 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are: 1998-- $841 million; 1999-- $704 million; 2000-- $685 million; 2001-- $684 million; and
2002-- $656 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 1998, are: 1999 -- $610 million; 2000 -- $569 million; 2001 -- $648 million; 2002 -- $246 million; and 2003 -- $572 million.

Preferred stock redemption requirements for the five twelve-month periods following June 30, 1998, are: 1999 through 2001 -- zero; 2002 -- $105 million; and 2003 -- $9 million.

Regulatory Matters

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See further discussion in "Competitive Environment -- Restructuring Statute."

In 1998, revenue is determined by various mechanisms depending on the utility operation. Revenue related to distribution operations is determined through a performance-based rate-making mechanism (PBR) (see discussion in "Competitive Environment -- PBR") and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. Until the ISO began operation, transmission revenue was determined by the same mechanism as distribution operations. After March 31, 1998, transmission revenue is determined through FERC-authorized rates and transmission assets earn a 9.43% return. These rates are subject to refund. See discussion in "Competitive Environment -- Rate-setting."

Revenue from generation-related operations is determined through the CTC mechanism, nuclear rate-making agreements and the competitive market. Revenue related to fossil and hydroelectric generation operations is recovered from two sources. The portion that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. In 1998, fossil and hydroelectric generation assets earn a 7.22% return. A more detailed discussion is in "Competitive Environment -- CTC."

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

Prior to the restructuring of the electric utility industry, SCE recovered its non-nuclear capital additions to utility plant through depreciation rates authorized in the general rate case. As part of the CTC Phase 2 decision, the CPUC authorized recovery of the December 31, 1995, balances of non-nuclear generating facilities through the CTC mechanism. The CPUC stated that rate recovery for capital additions to the non-nuclear generating facilities should be sought through a separate filing. In October 1997, SCE filed an application with the CPUC requesting rate recovery of $61 million of 1996 capital additions to its non-nuclear generating facilities. Hearings were held in early 1998. The CPUC's Office of Ratepayer Advocates and The Utilities Reform Network recommended a combined total disallowance of $37 million. A CPUC decision is expected in third quarter 1998. In third quarter 1998, SCE plans to file an application for rate recovery of capital additions to these same generating facilities for the period January 1, 1997, through the date of divestiture.

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

California Electric Utility Industry Restructuring

Restructuring Decision -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure; competition and customer choice began on April 1, 1998. Key elements of the CPUC's restructuring decision included: creation of the PX and ISO; availability of customer choice for electricity supply and certain billing and metering services; PBR for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation; and implementation of the CTC.

Restructuring Statute -- In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The Statute substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the Statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the Statute contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses. A voter initiative, known as California Proposition 9, seeks to overturn major portions of the Statute. A more detailed discussion of Proposition 9 is in "California Proposition 9 -- November 1998 Voter Initiative."

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. A voter initiative on the November 1998 ballot seeks to prohibit the collection of these non-bypassable charges, or if the charges are found enforceable by a court, require SCE to offset such charges with an equal credit to customers. See discussion in "Cash Flows from Financing Activities."

Rate-setting -- Beginning January 1, 1998, SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund. In

August 1997, the CPUC issued a decision which adopted a methodology for determining CTC residually (see "CTC" discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement (see "PBR" discussion below) by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms or operation and maintenance contracts with the new owners of the divested generation plants.

PX and ISO -- On March 31, 1998, both the PX and ISO began accepting bids and schedules for April 1, 1998, when the ISO took over operational control of the transmission system. The hardware and software systems being utilized by the PX and ISO in their bidding and scheduling activities were financed through loans of $300 million (backed by utility guarantees) obtained by restructuring trusts established by a CPUC order in 1996. The PX and ISO will repay the trusts' loans through charges for service to future PX and ISO customers. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, will be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period.

Direct Customer Access -- Effective April 1, 1998, customers are now able to choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which is purchasing its power through the
PX), or choose direct access, which means the customer can contract directly with either independent power producers or energy service providers (ESPs) such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers are paying the CTC whether or not they choose to buy power through SCE. Electric utilities are continuing to provide the core distribution service of delivering energy through their distribution system regardless of a customer's choice of electricity supplier. The CPUC is continuing to regulate the prices and service obligations related to distribution services. As of July 1, 1998, approximately 47,000 of SCE's 4.3 million customers have requested the direct access option.

Revenue Cycle Services -- Effective April 1, 1998, customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. Now ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. In addition, customers with maximum demand above 20 kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In determining whether any credit should be provided by the utility to customers who elect to have ESPs provide them with revenue cycle services, and the amount of any such credit, the CPUC has indicated that it is appropriate to provide such customers with the utility's avoided costs net of costs incurred by the utility to facilitate the provision of such services by a firm other than the utility. The unbundling of revenue cycle services will expose SCE to the possible loss of revenue and a reduction in revenue security.

PBR -- In September 1996, the CPUC adopted a transmission and distribution (T&D) PBR mechanism for SCE which began on January 1, 1997. Beginning in April 1998, the transmission portion was separated from PBR and subject to ratemaking under the rules of the FERC. The distribution-only PBR will extend through December 2001. Key elements of PBR include: T&D rates indexed for inflation based on the Consumer Price Index less a productivity factor; elimination of the kilowatt-hour sales adjustment; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

The CPUC is considering unbundling SCE's cost of capital based on major utility function. On May 8, 1998, SCE filed an application on this issue. A CPUC decision is expected in early 1999.

Beginning in 1998, SCE's hydroelectric plants are operating under a PBR-type mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market (see "CTC" discussion below).

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

SCE has sold all 12 of its gas- and oil-fueled generation plants. Transfer of ownership of 11 plants was completed by June 30, 1998, and transfer of ownership of the 12th plant took place on July 8, 1998. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

CTC -- The costs to transition to a competitive market are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. The CTC is being determined residually by subtracting other rate components for the PX, T&D, nuclear decommissioning and public benefit programs from the frozen rate levels. SCE currently estimates its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate is based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (successful completion of the sale of SCE's gas-fired generating plants has reduced this estimate of transition costs for SCE-owned generation) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in "Regulatory Matters"), and certain other costs. This issue was separated into two phases; Phase 1 addressed the rate-making issues and Phase 2 the quantification issues.

Major elements of the CPUC's CTC Phase 1 and Phase 2 decisions were: the establishment of a transition cost balancing account and annual transition cost proceedings; the setting of a market rate forecast for 1998 transition costs; the requirement that generation-related regulatory assets be amortized ratably over a 48-month period; the establishment of calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze; and the reduction of SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets) beginning July 1997, five months earlier than anticipated. SCE has filed an application for rehearing on the 1997 rate of return issue.

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). During the third quarter of 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on a consensus reached by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF). The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the EITF consensus did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the EITF did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The consensus reached by the EITF also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed relating to the application of asset impairment standards to these assets. Using this guidance has resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.4 billion, after tax, at June 30, 1998) as a one-time, non-cash charge against earnings.

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

California Proposition 9 -- November 1998 Voter Initiative

In November 1997, individuals representing The Utilities Reform Network, Public Media Center and the Coalition Against Utility Taxes filed a proposed voter initiative that seeks to overturn major portions of the electric industry restructuring legislation enacted in California in September 1996 (Statute). The voter initiative proposes, among other things, to: (i) impose an additional 10% rate reduction for residential and small commercial customers beyond the 10% reduction that went into effect on January 1, 1998; (ii) block stranded-cost recovery of nuclear investments; (iii) restrict stranded-cost recovery of non-nuclear investments unless the CPUC finds that the utility would be deprived of the opportunity to earn a fair rate of return; and (iv) prohibit the collection of any charges in connection with a financing order for the purpose of making payments on rate reduction notes, or if the financing order is found enforceable by a court, require the utility to offset such charges with an equal credit to customers.

On June 24, 1998, the California Secretary of State announced that the proposed voter initiative qualified for the November 1998 ballot. On July 17, 1998, the Secretary of State designated the initiative as Proposition 9 on the ballot.

On May 22, 1998, Californians for Affordable and Reliable Electric Service (CARES), a coalition of California business organizations and utilities, filed a petition for writ of mandate with the Court of Appeal of the State of California. CARES is sponsored by the California Business Roundtable, the California Chamber of Commerce, San Diego Gas & Electric Company, the California Manufacturers Association, Pacific Gas & Electric Company, the California Retailers Association, and SCE, among other groups. The CARES petition challenged the initiative as illegal and unconstitutional on its face, and sought to remove the initiative from the November 1998 ballot. On July 2, 1998, the Court of Appeal denied the CARES petition. On July 6, 1998, CARES filed its appeal of the denial with the California Supreme Court. On July 15, 1998, the California Supreme Court denied the CARES petition. In these rulings, the Court of Appeal of the State of California and the California Supreme Court both decided, in effect, not to consider the legality and constitutionality of Proposition 9 prior to the November 1998 election.

If Proposition 9 is voted into law, further litigation would ensue. Under the terms of a servicing agreement relating to the rate reduction notes, SCE (acting as the servicer) is required to take such legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of, or supplement to the Statute, the financing order issued by the CPUC, or the rights of holders of the property right authorized by the Statute and the financing order by legislative enactment, voter initiative or constitutional amendment that would be adverse to holders of the rate reduction notes. The costs of such actions would be payable out of collections of the non-bypassable charges established by the financing order and the related issuance advice letter as an operating expense related to the rate reduction notes. However, SCE may be required to advance its own funds to satisfy its obligations as servicer to take such legal and administrative actions.

SCE is unable to predict the outcome of this matter, but if Proposition 9 were to be voted into law, and not immediately stayed and ultimately invalidated by the courts, it could have a material adverse effect on SCE's results of operation and financial position. Upon voter approval of Proposition 9, a write-down of a portion of SCE's generation-related assets might be required under applicable accounting principles, depending on SCE's assessment of both the probability that Proposition 9 would be struck down by the courts and the manner in which it would be interpreted and applied to SCE. The meaning of many provisions of Proposition 9 is unclear and, if the courts uphold it in whole or part, will be subject to judicial and regulatory interpretation. Depending on how Proposition 9 is interpreted and implemented with respect to SCE, the potential write-down of SCE's generation-related assets could amount to as much as $1.9 billion after tax.

Additionally, if Proposition 9 passes and survives legal challenges, SCE could suffer impacts on its annual earnings, including the possibility of being required to offset customer charges necessary to pay the principal and interest on the rate reduction notes. Depending on how this provision and other provisions of Proposition 9 are interpreted and applied, the annual earnings reductions could be as large as $210 million in 1999, gradually declining to as much as $10 million in 2007, and immaterial amounts thereafter.

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

SCE's recorded estimated minimum liability to remediate its 50 identified sites is $178 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 41% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $246 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $91 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $148 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve-month period ended June 30, 1998, were $6 million.

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

SCE's projected environmental capital expenditures are $935 million for the 1998-2002 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

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

A recently issued accounting rule requires that costs related to start-up activities be expensed as incurred, effective January 1, 1999. SCE does not expect this new accounting rule to materially affect its results of operations or financial position.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which will be effective January 1, 2000, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

Year 2000 Issue

Many of SCE's existing computer systems identify a year by using only two digits instead of four. If not corrected, these programs could fail or create erroneous results beginning in 2000. This situation has been referred to generally as the Year 2000 Issue.

SCE has a comprehensive program in place to remediate potential Year 2000 impacts. SCE divides its Year 2000 Issue activities into five phases: inventory, impact assessment, remediation, testing and implementation. SCE's plan for critical systems is to be 75% complete by year-end 1998, and 100% complete by July 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the revenue stream, regulatory compliance, or the health and safety of personnel.

The scope of this program includes three categories: mainframe computing, distributed computing and physical assets (also known as embedded processors). For mainframe financial systems, Year 2000 remediation was completed in the fourth quarter of 1997. Remediation for the material management system was completed in the second quarter of 1998. The customer information and billing system is scheduled to be replaced by the first quarter of 1999 with a system designed to be Year 2000-ready. Distributed computing assets include operations and business information systems. The critical operations information systems include outage management, power management, and plant monitoring and access retrieval systems. Business information systems include a data acquisition system for billing, the computer call center support system, credit support and maintenance management. SCE is on schedule to have its mainframe and distributed computing assets Year 2000-ready within the timeframe discussed above. The physical asset portfolio includes systems in the generation, transmission, distribution, telecommunications and facilities areas. SCE has completed its inventory of these systems and impact assessment for critical physical assets is nearly complete.

The other essential component of the SCE Year 2000 readiness program is to identify and assess vendor products and business partners for Year 2000 readiness. SCE has a process in place to identify and contact vendors and business partners to determine their Year 2000 status, and is evaluating the responses. SCE's general policy requires that all newly purchased products be Year 2000-ready or otherwise designed to allow SCE to determine whether such products present Year 2000 issues. SCE is also working to address Year 2000 issues related to all ISO and PX interfaces.

Preliminary estimates of the costs to complete these modifications, including the cost of new hardware and software application modification, range from $55 million to $80 million, about half of which are expected to be capital costs. SCE expects current rate levels for providing electric service to be sufficient to provide funding for these modifications.

Although SCE is confident that its critical systems will be fully remediated prior to year-end 1999, SCE believes that prudent business practices call for the development of contingency plans. Such contingency plans shall include developing strategies for dealing with Year 2000-related processing failures or malfunctions due to SCE's internal systems or from external parties. SCE's contingency plans are expected to be completed by March 1999; therefore, these risk factors are not yet fully known, and SCE's reasonably likely worst case scenario also is unknown at this time. SCE does not expect the Year 2000 issue to have a material adverse effect on its results of operation or financial position; however, if not effectively remediated, negative effects from Year 2000 issues, including those related to internal systems, vendors, business partners, the ISO, the PX or customers, could cause results to differ.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including the beginning of direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest rates; new or increased environmental liabilities; the effects of the Year 2000 Issue; the passage and implementation of California Proposition 9; and other unforeseen events.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

Wind Generators' Litigation

As previously reported in Part II, Item 1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court ("Los Angeles County") and one was filed in Kern County Superior Court ("Kern County"). The lawsuits alleged SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs sought declaratory relief regarding the proper interpretation of the contracts. Plaintiffs alleged a combined total of approximately $189 million in damages, which included consequential damages claimed in seven of the eight lawsuits. Following the March 1 ruling, a ninth lawsuit was filed in Los Angeles County raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations.

After receiving a favorable decision in the liability phase of the lead case, SCE agreed to settle with the plaintiffs in seven of the lawsuits on terms whereby SCE waived its rights to recover costs against such plaintiffs in exchange for their agreement that there is only one fixed price period under each of their power purchase contracts with SCE and a mutual dismissal with prejudice of claims. SCE also entered into a settlement agreement with the plaintiff in another of the lawsuits which resolved the issue of multiple fixed price periods on the same terms and which also resolved a related issue unique to that plaintiff in exchange for a nominal payment by SCE. This settlement was subject to bankruptcy court approval in bankruptcy proceedings involving the plaintiff. On April 24, 1998, the bankruptcy court issued an order approving the settlement.

Geothermal Generators' Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Report on Form 10-Q for the quarter ended March 31, 1998, on June 9, 1997, SCE filed a complaint in Los Angeles County Superior Court against an independent power producer of geothermal generation and six of its affiliated entities (collectively the "Coso Defendants"). SCE alleges that in order to avoid power production plant shutdowns caused by excessive noncondensable gas in the geothermal field brine, the Coso Defendants routinely vented highly toxic hydrogen sulfide gas from unmonitored release points beginning in 1990 and continuing through at least 1994, in violation of applicable federal, state and local environmental law. According to SCE, these violations constituted material breaches by the Coso Defendants of their obligations under their contracts and applicable law. The complaint sought termination of the contracts and damages for excess power purchase payments made to the Coso Defendants. The Coso Defendants' motion to transfer venue to Inyo County Superior Court was granted on August 31, 1997.

On December 19, 1997, SCE filed a first amended complaint in response to which the Coso Defendants filed a motion to strike the termination remedy sought by SCE. This motion was granted on June 1, 1998. The Coso Defendants also filed a motion for summary judgment, asserting that SCE's claims are time-barred or were released in connection with the settlement of prior litigation among some of the Coso Defendants and two of SCE's affiliates, Mission Power Engineering, and The Mission Group (the Mission Parties). The court denied the Coso Defendants' motion for summary judgment by order dated July 8, 1998. In addition, the Coso Defendants filed a motion to stay SCE's case pending resolution of certain technical issues by the Great Basin Air Quality Management District under the doctrine of primary adjudication. On April 30, 1998, the court denied the motion for stay without prejudice.

The Coso Defendants have also asserted various claims against SCE and the Mission Parties in a cross-complaint filed in the action commenced by SCE as well as in a separate action filed against SCE by three of the Coso Defendants in Inyo County Superior Court. Following a hearing on

November 20, 1997,  the court  consolidated  these  actions for all purposes and
ordered  the  Coso   Defendants  to  file  a  second  amended   cross-complaint,
incorporating all but two of the claims in the separate complaint.

The second amended cross-complaint asserts nineteen causes of action against SCE, three of which are also asserted against the Mission Parties, and alleges in excess of $115 million in compensatory damages and also punitive damages. Several of these claims are premised on the theory that SCE has incorrectly interpreted the cross-complainants' contracts as providing for only a single "fixed price" period in view of the fact that the cross-complainants developed their projects in phases. This theory has also been asserted by other independent power producers in litigation pending in Los Angeles Superior Court. (See "Wind Generators Litigation" above.) SCE filed a demurrer to, as well as a motion to strike, certain portions of the second amended cross-complaint which was argued on March 13, 1998. On May 22, 1998, the court granted SCE's motion to strike and sustained the demurrer with leave to amend. The Coso Defendants subsequently filed a motion for leave to file a third amended cross-complaint which was argued and taken under submission on July 9, 1998.

Electric and Magnetic Fields (EMF) Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Report on Form 10-Q for the quarter ended March 31, 1998, SCE is involved in three lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities. SCE denied the material allegations in its responses to each of these lawsuits.

In December 1995, the court granted SCE's motion for summary judgment in the first lawsuit and dismissed the case. Plaintiffs have filed a Notice of Appeal. Briefs have been submitted but no date for oral argument has been set.

The second lawsuit has been dismissed by the plaintiffs. However, one of the named plaintiffs is now deceased and a wrongful death action was filed by her husband and children on May 7, 1998 and has been served on SCE.

On July 23, 1998, the court granted SCE's motion for summary judgment in the third lawsuit and dismissed this case.

A California Court of Appeal decision, Cynthia Jill Ford et al. v. Pacific Gas & Electric Co. (Ford), has held that the Superior Courts do not have jurisdiction to decide issues, such as those concerning EMF, which are regulated by the CPUC. The California Supreme Court recently denied the plaintiffs' petition for review in Ford and it is now binding throughout California. SCE intends to seek dismissal of the remaining cases in light of the Court of Appeal's decision.

San Onofre Personal Injury Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Report on Form 10-Q for the quarter ended March 31, 1998, SCE is involved in six lawsuits alleging personal injuries relating to San Onofre.

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and SDG&E, as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District Court for the Southern District of California in the first lawsuit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs appealed this ruling to the Ninth Circuit Court of Appeals. On May 28, 1998, the Ninth Circuit Court affirmed the lower court's judgment in favor of SCE. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On July 5, 1995, a former SCE reactor operator and his wife sued SCE and SDG&E in the U.S. District Court for the Southern District of California in a second lawsuit. Plaintiffs also named Combustion Engineering and the Institute of Nuclear Power Operations as defendants. On December 22, 1995, SCE filed a motion to dismiss or, in the alternative, for summary judgment based on worker's compensation exclusivity. On March 25, 1996, the court granted SCE's motion for summary judgment. Plaintiffs appealed this ruling to the Ninth Circuit Court of Appeals. On May 28, 1998, the Ninth Circuit Court affirmed the lower court's judgment in favor of SCE. The impact on SCE, if any, from further proceedings in this case against the remaining defendants cannot be determined at this time.

On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District Court for the Southern District of California in the third lawsuit. Plaintiffs also named Combustion Engineering and the Institute of Nuclear Power Operations as defendants. All trial court proceedings have been stayed pending the ruling of the Court of Appeals, recently issued by the Ninth Circuit on May 28, 1998 affirming the lower court's judgment in favor of SCE, in the cases described in the above two paragraphs. A trial date has not yet been set.

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California in the fourth lawsuit. Plaintiffs also named Combustion Engineering. The trial in this case took place over approximately 22 days between January and March 1998 and resulted in a jury verdict for both defendants. On March 19, 1998, the plaintiffs filed a motion for a new trial. That motion was denied on June 9, 1998. On July 6, 1998, plaintiffs filed a notice of appeal stating that they will appeal the trial court's judgment to the Ninth Circuit Court of Appeals.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California in the fifth lawsuit. Plaintiffs also named Combustion Engineering. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. This case, with only the son as plaintiff, is expected to go to trial in late 1998 or early 1999.

On November 20, 1997, a former contract worker at San Onofre and his wife sued SCE in the Superior Court of California, County of San Diego in the sixth lawsuit. The case was removed to the U.S. District Court for the Southern District of California. SCE filed a motion to dismiss the complaint for failure to state a claim. In April 1998, the plaintiffs and SCE stipulated that SCE's motion to dismiss be granted and that the plaintiffs be given leave to file an amended complaint on or before May 11, 1998. On May 11, 1998, the plaintiffs filed a first amended complaint. On May 22, 1998, SCE filed an answer denying the material allegations of the first amended complaint.

False Claims Act Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Report on Form 10-Q for the quarter ended March 31, 1998, in September 1997, SCE became aware of a complaint filed in the Southern District of the U.S. District Court of California by a former San Onofre employee, acting at his own initiative on behalf of the United States under the False Claims Act, against SCE and SDG&E.
SCE and SDG&E filed separate motions to dismiss this lawsuit on November 6, 1997. The former employee responded to both motions on December 20, 1997. SCE and SDG&E replied to the former employee's responses on January 13, 1998. Oral argument on the motion to dismiss was heard on January 20, 1998. On July 1, 1998, the U.S. District Court granted SCE's motion to dismiss. The court found that the filed rate doctrine barred the former employee's federal claims, but declined to rule on whether the state law claims would be likewise barred. Instead, the court declined to exercise jurisdiction over the state law claims in the wake of the dismissal of the federal claims.

Mohave Generating Station Environmental Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Report on Form 10-Q for the quarter ended March 31, 1998, on February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE, which operates Mohave, and the other three co-owners of Mohave Generating Station. The lawsuit alleges that Mohave has been violating various provisions of the Clean Air Act, the Nevada state implementation plan, certain Environmental Protection Agency orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the Clean Air Act, the maximum civil penalty obtainable is $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint and on April 10, 1998, a motion to dismiss was filed. The plaintiffs filed an opposition to the motion to dismiss and a motion for partial summary judgment on May 8, 1998. On May 29, 1998, SCE and the co-owners filed their reply brief to the plaintiffs' opposition. On June 15, 1998, the plaintiffs filed their final reply brief. SCE and the co-owners filed their final reply to plaintiffs' opposition on June 25, 1998. The initial ruling by the court on these motions is expected in early fall.

In addition, on June 4, 1998, the plaintiffs served SCE and its co-owners with a 60-day supplemental notice of intent to sue. This supplemental notice identified additional causes of action that may be added to the ongoing litigation after August 3, 1998. The new causes of action are expected to be a variation of the existing allegations, and are not expected to raise new substantive issues. The supplemental notice also stated the intent to add the National Parks and Conservation Association as an additional plaintiff to these proceedings. However, it is not expected that this will substantially change the timetable for the court's initial ruling on all the pending motions.

California Proposition 9 Litigation

In November 1997, individuals representing The Utilities Reform Network, Public Media Center and the Coalition Against Utility Taxes filed a proposed voter initiative that seeks to overturn major portions of the electric industry restructuring legislation enacted in California in September 1996 ("Statute"). The voter initiative proposes, among other things, to: (i) impose an additional 10% rate reduction for residential and small commercial customers beyond the 10% reduction that went into effect on January 1, 1998; (ii) block stranded-cost recovery of nuclear investments; (iii) restrict stranded-cost recovery of non-nuclear investments unless the CPUC finds that the utility would be deprived of the opportunity to earn a fair rate of return; and (iv) prohibit the collection of any charges in connection with a financing order for the purpose of making payments on rate reduction notes, or if the financing order is found enforceable by a court, require the utility to offset such charges with an equal credit to customers.

On June 24, 1998, the California Secretary of State announced that the proposed voter initiative qualified for the November 1998 ballot. On July 17, 1998, the Secretary of State designated the initiative as Proposition 9 on the ballot.

On May 22, 1998, Californians for Affordable and Reliable Electric Service (CARES), a coalition of California business organizations and utilities (sponsored by the California Business Roundtable, the California Chamber of
Commerce, San Diego Gas & Electric Company, the California Manufacturers Association, Pacific Gas & Electric Company, the California Retailers Association, and SCE, among other groups) filed a petition for writ of mandate with the Court of Appeal of the State of California. The CARES petition challenged the voter initiative (later designated as Proposition 9) as illegal and unconstitutional on its face, and sought to remove the initiative from the November 1998 ballot. On July 2, 1998, the Court of Appeal denied the CARES petition. On July 6, 1998, CARES filed its appeal of the denial with the California Supreme Court. On July 15, 1998, the California Supreme Court denied the CARES petition for pre-election review. In these rulings, the Court of Appeal of the State of California and the California Supreme Court both decided, in effect, not to consider the legality and constitutionality of Proposition 9 prior to the November 1998 election.

If Proposition 9 is voted into law, further litigation would ensue. Under the terms of a servicing agreement relating to the rate reduction notes, SCE (acting as the servicer) is required to take such legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of, or supplement to the Statute, the financing order issued by the CPUC, or the rights of holders of the property right authorized by the Statute and the financing order by legislative enactment, voter initiative or constitutional amendment that would be adverse to holders of the rate reduction notes. The costs of such actions would be payable out of collections of the non-bypassable charges established by the financing order and the related issuance advice letter as an operating expense related to the rate reduction notes. However, SCE may be required to advance its own funds to satisfy its obligations as servicer to take such legal and administrative actions.

SCE is unable to predict the outcome of this matter, but if Proposition 9 is voted into law, and not immediately stayed and ultimately invalidated by the courts, it could have a material adverse effect on

SCE's results of operation and financial position as more specifically described in California Proposition 9 -- November 1998 Voter Initiative in Item 2 of Part 1 of this Form, which is hereby incorporated by reference.

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

         10.  Material Contracts

              10.1.    Equity Compensation Plan
              10.2.    Retirement Plan for Directors
              10.3.    Director Deferred Compensation Plan
              10.4. Form of Agreement for 1998 Employee Awards under the Equity Compensation Plan
              10.5.    Form of 1998 Director Award under the Equity Compensation
                       Plan

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



                       SOUTHERN CALIFORNIA EDISON COMPANY
                                    (Registrant)



                        By       R. K. BUSHEY
                                 ----------------------------------------------
                                 R. K. BUSHEY
                                 Vice President and Controller



                        By       K. S. STEWART
                                 ----------------------------------------------
                                 K. S. STEWART
                                 Assistant General Counsel and
                                 Assistant Secretary

August 13, 1998