Form 10-Q
period 1998-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 1998-11-02
CIK 92103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    September 30, 1998
                               ------------------------------------------------
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    --------------------------
                          Commission File Number 1-2313

                  SOUTHERN CALIFORNIA EDISON COMPANY
        (Exact name of registrant as specified in its charter)

                CALIFORNIA                            95-1240335
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

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                         Outstanding at October 30, 1998
--------------------------------------       -----------------------------------
       Common Stock, no par value                        434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                         Page
                                                                          No
                                                                         ----
Part I.  Financial Information:

   Item 1. Consolidated Financial Statements:

           Report of Independent Public Accountants                         1

           Consolidated Statements of Income -- Three, Nine and
             Twelve Months Ended September 30, 1998, and 1997               2

           Consolidated Statements of Comprehensive Income --
             Three, Nine and Twelve Months Ended September 30, 1998,
             and 1997                                                       2

           Consolidated Balance Sheets -- September 30, 1998,
             December 31, 1997, and September 30, 1997                      3

           Consolidated Statements of Cash Flows --
             Three, Nine and Twelve Months Ended
             September 30, 1998, and 1997                                   5

           Consolidated Statements of Retained Earnings --
             Three, Nine and Twelve Months Ended
             September 30, 1998, and 1997                                   6

           Notes to Consolidated Financial Statements                       7

   Item 2. Management's Discussion and Analysis of Results
               of Operations and Financial Condition                       28

Part II.   Other Information:

   Item 1. Legal Proceedings                                               41

   Item 6. Exhibits and Reports on Form 8-K                                46

PART I FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE), a California corporation and its subsidiaries as of September 30, 1998, December 31, 1997, and September 30, 1997, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1998, and 1997. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of September 30, 1998, December 31, 1997, and September 30, 1997, and the results of their operations and their cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1998, and 1997, in conformity with generally accepted accounting principles.



                                                     ARTHUR ANDERSEN LLP
                                                     ARTHUR ANDERSEN LLP



Los Angeles, California
October 29, 1998

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                          3 Months Ended             9 Months Ended              12 Months Ended
                                           September 30,              September 30,               September 30,
-----------------------------------------------------------------------------------------------------------------------
                                        1998         1997          1998         1997           1998         1997
-----------------------------------------------------------------------------------------------------------------------
Sales to ultimate consumers        $2,258,782    $2,349,316    $5,336,067   $5,740,733    $7,234,752    $7,533,218
Sales to power exchange               687,171            --       990,856           --       990,856            --
Other                                 110,716        84,273       274,903      232,291       356,582       305,548
------------------------------------------------------------------------------------------------------------------
Operating revenue                   3,056,669     2,433,589     6,601,826    5,973,024     8,582,190     7,838,766
-----------------------------------------------------------------------------------------------------------------------
Fuel                                   64,621       423,272       242,489      714,078       409,882       882,673
Purchased power - contracts           908,407       900,781     2,010,269    2,117,116     2,747,155     2,796,234
Purchased power - power exchange    1,080,910            --     1,424,694           --     1,424,694            --
Provisions for regulatory
   adjustment clauses -- net         (447,676)     (185,416)     (289,314)    (277,439)     (422,811)     (333,133)
Other operating expenses              437,065       303,511     1,124,693      838,907     1,502,105     1,142,266
Maintenance                           104,265        89,679       304,627      302,255       407,916       414,004
Depreciation, decommissioning and
   amortization                       378,189       313,377     1,137,087      930,445     1,446,518     1,198,882
Income taxes                          172,015       208,492       396,777      437,373       541,434       555,468
Property and other taxes               31,642        31,169       102,406      101,388       130,055       143,925
Loss (gain) on sale of utility plant   89,939          (271)     (529,099)      (3,106)     (529,840)       (4,855)
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses            2,819,377     2,084,594     5,924,629    5,161,017     7,657,108     6,795,464
-----------------------------------------------------------------------------------------------------------------------
Operating income                      237,292       348,995       677,197      812,007       925,082     1,043,302
-----------------------------------------------------------------------------------------------------------------------
Provision for rate phase-in plan           --       (13,218)           --      (35,908)      (12,578)      (50,230)
Allowance for equity funds
   used during construction             3,051         1,691         8,740        5,591        10,800        10,236
Interest and dividend income           18,031        10,875        51,754       27,034        69,356        38,200
Other nonoperating income
   (deductions) -- net                 27,672       (12,527)       19,774       (2,032)       (1,234)       (3,864)
-----------------------------------------------------------------------------------------------------------------------
Total other income (deductions) -- net 48,754       (13,179)       80,268       (5,315)       66,344        (5,658)
-----------------------------------------------------------------------------------------------------------------------
Income before interest expense        286,046       335,816       757,465      806,692       991,426     1,037,644
-----------------------------------------------------------------------------------------------------------------------
Interest on long-term debt            103,916        77,758       319,784      259,503       405,873       354,062
Other interest expense                 16,032        27,104        50,142       72,879        78,342        91,783
Allowance for borrowed funds used
   during construction                 (2,076)       (2,036)       (5,947)      (6,733)       (8,427)       (9,653)
Capitalized interest                     (330)         (265)         (612)      (2,320)         (691)       (3,383)
-----------------------------------------------------------------------------------------------------------------------
Total interest expense -- net         117,542       102,561       363,367      323,329       475,097       432,809
-----------------------------------------------------------------------------------------------------------------------
Net income                            168,504       233,255       394,098      483,363       516,329       604,835
Dividends on preferred stock            5,612         6,758        19,019       22,729        25,778        31,328
-----------------------------------------------------------------------------------------------------------------------
Earnings available for common stock $ 162,892     $ 226,497     $ 375,079    $ 460,634     $ 490,551     $ 573,507
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands

                                          3 Months Ended             9 Months Ended              12 Months Ended
                                           September 30,              September 30,               September 30,
-----------------------------------------------------------------------------------------------------------------------
                                        1998         1997          1998         1997           1998         1997
-----------------------------------------------------------------------------------------------------------------------
Net income                          $168,504       $233,255    $ 394,098      $483,363      $516,329      $604,835
Unrealized gain (loss) on
  securities -- net                  (21,631)       (10,940)      (9,189)        3,508         1,944         7,162
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                $146,873       $222,315     $384,909      $486,871      $518,273      $611,997
-----------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                             September 30,       December 31,       September 30,
                                                                 1998                1997               1997
----------------------------------------------------------------------------------------------------------------------
ASSETS
Transmission and distribution:
   Utility plant, at original cost, subject to
      cost-based rate regulation                              $11,591,649         $11,213,352        $11,087,199
   Accumulated provision for depreciation                      (5,841,948)         (5,573,742)        (5,294,706)
   Construction work in progress                                  504,388             492,614            461,850
----------------------------------------------------------------------------------------------------------------------
                                                                6,254,089           6,132,224          6,254,343
----------------------------------------------------------------------------------------------------------------------
Generation:
   Utility plant, at original cost,
      not subject to cost-based rate regulation                 1,728,929           9,522,127          9,502,679
   Accumulated provision for depreciation,
      decommissioning and amortization                           (923,158)         (4,970,137)        (4,800,890)
   Construction work in progress                                   78,181             100,283             71,598
   Nuclear fuel, at amortized cost                                141,569             154,757            167,682
----------------------------------------------------------------------------------------------------------------------
                                                                1,025,521           4,807,030          4,941,069
----------------------------------------------------------------------------------------------------------------------
Total utility plant                                             7,279,610          10,939,254         11,195,412
----------------------------------------------------------------------------------------------------------------------
Nonutility property -- less accumulated provision
   for depreciation of $25,381, $24,730
   and $24,450 at respective dates                                 74,940              67,869             67,192
Nuclear decommissioning trusts                                  2,013,293           1,831,460          1,608,465
Other investments                                                 210,116             171,399            124,093
----------------------------------------------------------------------------------------------------------------------
Total other property and investments                            2,298,349           2,070,728          1,799,750
----------------------------------------------------------------------------------------------------------------------
Cash and equivalents                                              284,312             962,272             96,051
Receivables, including unbilled revenue, less
   allowances of $20,235, $26,453 and $21,981
   for uncollectible accounts at respective dates               1,266,361             906,388          1,208,001
Fuel inventory                                                     50,561              58,059             57,027
Materials and supplies, at average cost                           121,408             132,980            148,762
Accumulated deferred income taxes -- net                          269,277             123,146            191,563
Regulatory balancing accounts -- net                              407,536             193,311            100,935
Prepayments and other current assets                              127,168              93,098            126,174
----------------------------------------------------------------------------------------------------------------------
Total current assets                                            2,526,623           2,469,254          1,928,513
----------------------------------------------------------------------------------------------------------------------
Unamortized nuclear investment -- net                           2,387,998                  --                 --
Unamortized debt issuance and reacquisition
   expense                                                        356,018             359,304            353,060
Rate phase-in plan                                                     --               3,777             16,220
Income tax-related deferred charges                             1,454,606           1,543,380          1,581,243
Other deferred charges                                            915,612             673,601            684,958
----------------------------------------------------------------------------------------------------------------------
Total deferred charges                                          5,114,234           2,580,062          2,635,481
----------------------------------------------------------------------------------------------------------------------
Total assets                                                  $17,218,816         $18,059,298        $17,559,156
----------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                            September 30,      December 31,          September 30,
                                                                1998               1997                  1997
----------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares
      outstanding at each date)                               $ 2,168,054         $ 2,168,054        $ 2,168,054
   Additional paid-in capital                                     334,031             334,031            334,032
   Accumulated other comprehensive income                          38,834              48,023             36,890
   Retained earnings                                              819,941           1,407,834          2,559,319
----------------------------------------------------------------------------------------------------------------------
                                                                3,360,860           3,957,942          5,098,295
----------------------------------------------------------------------------------------------------------------------
Preferred stock:
   Not subject to mandatory redemption                            128,755             183,755            183,755
   Subject to mandatory redemption                                255,700             275,000            275,000
Long-term debt                                                  5,486,384           6,144,597          4,105,221
----------------------------------------------------------------------------------------------------------------------
Total capitalization                                            9,231,699          10,561,294          9,662,271
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                       515,930             479,637            504,734
----------------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                                 593,311             692,875            276,575
Short-term debt                                                   105,780             322,028            770,300
Accounts payable                                                  640,409             406,704            459,142
Accrued taxes                                                     832,331             509,270            803,253
Accrued interest                                                   70,506              85,406             81,707
Dividends payable                                                  91,943              95,146            101,136
Deferred unbilled revenue and other current
   liabilities                                                  1,162,644             931,856            923,167
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                       3,496,924           3,043,285          3,415,280
----------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes -- net                        2,880,334           2,939,471          2,957,710
Accumulated deferred investment tax credits                       302,539             326,728            331,890
Customer advances and other deferred credits                      791,081             708,745            687,271
----------------------------------------------------------------------------------------------------------------------
Total deferred credits                                          3,973,954           3,974,944          3,976,871
----------------------------------------------------------------------------------------------------------------------
Minority interest                                                     309                 138                 --
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
   (Notes 2, 8, 9 and 10)




Total capitalization and liabilities                          $17,218,816         $18,059,298        $17,559,156
----------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                          3 Months Ended             9 Months Ended              12 Months Ended
                                           September 30,              September 30,               September 30,
----------------------------------------------------------------------------------------------------------------------
                                        1998         1997          1998         1997           1998         1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                             $168,504    $233,255     $394,098     $483,363       $516,329      $604,835
Adjustments for non-cash items:
  Depreciation, decommissioning and
     amortization                      378,189     313,377    1,137,087      930,445      1,446,518     1,198,882
  Other amortization                    45,059      23,088      117,631       55,069        143,925        67,983
  Rate phase-in plan                        --      12,899        3,777       34,483         16,220        49,692
  Deferred income taxes and
    investment tax credits              66,342     (11,481)    (140,683)     (19,500)       (57,804)      138,645
  Other long-term liabilities           20,227      (1,332)      36,293       80,809         11,196       156,968
  Regulatory asset related to sale of
    utility plant                     (111,310)         --     (219,301)          --       (219,301)           --
  Loss (gain) on sale of oil and
    gas plant                           88,355          --     (551,984)          --       (551,984)           --
  Other -- net                         (35,613)   (120,958)     (89,946)    (188,315)      (110,251)     (350,191)
Changes in working capital:
  Receivables                         (235,569)   (225,991)    (359,973)    (286,918)       (58,360)      (85,753)
  Regulatory balancing accounts       (357,302)   (187,451)    (214,225)    (282,423)      (306,601)     (306,988)
  Fuel inventory, materials and
    supplies                            (4,326)      9,243       19,070       20,957         33,820        24,233
  Prepayments and other current
    assets                            (112,028)   (108,896)     (34,070)     (21,037)          (994)       17,056
  Accrued interest and taxes           (87,083)    137,103      308,161      306,909         17,877      (131,220)
  Accounts payable and other
    current liabilities                357,382     226,626      464,493      164,213        420,744       (23,701)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating
  activities                           180,827     299,482      870,428    1,278,055      1,301,334     1,360,441
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt repaid                    (1,575)   (716,090)    (606,030)    (916,145)      (606,030)     (916,068)
Rate reduction notes issued                  --          --           --           --      2,444,127            --
Rate reduction notes repaid             (78,605)         --     (161,070)          --       (155,908)           --
Preferred stock redeemed                 (1,000)         --      (74,300)    (100,000)       (74,300)     (100,000)
Nuclear fuel financing -- net             7,393      (5,567)     (11,478)     (12,628)       (18,990)        8,665
Short-term debt financing -- net        (15,775)    625,056     (216,248)     540,151       (664,520)      494,958
Capital transferred                          --     153,000           --      153,000             --       153,000
Dividends paid                         (429,124)   (297,306)    (982,146)    (595,448)    (2,258,643)     (802,524)
----------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities  (518,686)   (240,907)  (2,051,272)    (931,070)    (1,334,264)   (1,161,969)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant        (211,272)   (160,142)    (548,319)    (443,788)      (789,850)     (572,542)
Proceeds from sale of plant              43,000          --    1,188,039           --      1,188,039            --
Funding of nuclear decommissioning
   trusts                               (41,315)    (34,629)    (118,196)    (109,202)      (162,750)     (147,119)
Unrealized gain (loss) on
   securities -- net                    (21,631)    (10,940)      (9,189)       3,508          1,944         7,162
Other -- net                             22,447       3,806       (9,451)     (21,394)       (16,192)      (39,372)
----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by
   investing activities                (208,771)   (201,905)     502,884     (570,876)       221,191      (751,871)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and equivalents                     (546,630)   (143,330)    (677,960)    (223,891)       188,261      (553,399)
Cash and equivalents, beginning
   of period                            830,942     239,381      962,272      319,942         96,051       649,450
----------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period    $284,312    $ 96,051     $284,312     $ 96,051       $284,312      $ 96,051
----------------------------------------------------------------------------------------------------------------------
Cash payments for interest and taxes:
Interest -- net of amounts capitalized $ 91,821    $ 74,261     $217,488     $250,561       $309,063      $341,635
Taxes                                   325,666     198,494      326,092      215,966        548,129       535,679



   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
In thousands

                                          3 Months Ended             9 Months Ended              12 Months Ended
                                           September 30,              September 30,               September 30,
-----------------------------------------------------------------------------------------------------------------------
                                        1998         1997          1998         1997           1998         1997
-----------------------------------------------------------------------------------------------------------------------

Balance at beginning of period       $1,078,982   $2,554,389   $1,407,834    $2,665,612    $2,559,319    $2,748,983
Net income                              168,504      233,255      394,098       483,363       516,329       604,835
Dividends declared on common stock     (421,765)    (216,738)    (959,633)     (562,099)   (2,226,574)     (758,342)
Dividends declared on preferred stock    (5,612)      (6,758)     (19,019)      (22,729)      (25,778)      (31,328)
Stock option appreciation                  (168)          --       (3,339)           --        (3,339)           --
Reacquired capital stock expense and other   --       (4,829)          --        (4,828)          (16)       (4,829)
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period             $  819,941   $2,559,319   $  819,941    $2,559,319    $  819,941    $2,559,319
-----------------------------------------------------------------------------------------------------------------------
















   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Accounting Principles

Southern California Edison Company's (SCE) accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted by the Financial Accounting Standards Board's Emerging Issues Task Force, during the third quarter of 1997, SCE began accounting for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general, and SCE's balance sheets display a separate caption for its investments in generation. Application of such accounting principles to SCE's generation assets did not result in any adjustment of their carrying value; however, SCE's nuclear investments were reclassified as a regulatory asset in second quarter 1998.

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

In April 1996, the CPUC authorized acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Nuclear Generating Station Units 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. Operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures at San Onofre Units 2 and 3 are recovered through an incentive pricing plan which allows SCE to receive about 4(cent) per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Beginning January 1, 1998, the accelerated plant recovery and the incentive pricing plan became part of the CTC mechanism. Beginning in 2004, SCE will be required to share equally with ratepayers the net benefits received from operation of the units.

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

Reclassifications

Certain prior-period amounts were reclassified to conform to the September 30, 1998, financial statement presentation.

Regulatory Balancing Accounts

Prior to January 1, 1998, the differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs were accumulated in balancing accounts until they were refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). On January 1, 1998, the balances in these balancing accounts were transferred to a transition cost balancing account. Also, beginning January 1, 1998, the difference between generation-related revenue and generation-related costs is being accumulated in the transition cost balancing account, effectively eliminating all other balancing accounts except those used to assist in the administration of public purpose funds. Additionally, gains resulting from the divestiture of the gas- and oil-fueled generation plants were credited to the transition cost balancing account; the losses are being amortized over the remaining transition period and accumulated in the transition cost balancing account. These transition costs are being recovered from utility customers (with interest) through the CTC. For further details, see discussion under California Electric Utility Industry Restructuring in Note 2 to the Consolidated Financial Statements. Income tax effects on all balancing account changes are deferred.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 1997, in compliance with the restructuring legislation, overcollections in the kilowatt-hour sales and energy cost balancing accounts at December 31, 1996, were transferred to an interim balancing account and were credited to the transition cost balancing account beginning in January 1998.

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses were $0.4 million, $1.2 million and $21 million for the three, nine and twelve months ended September 30, 1998, respectively, and $7 million, $19 million and $25 million for the three, nine and twelve months ended September 30, 1997, respectively.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.4%, 4.6% and 5.1% for the three, nine and twelve months ended September 30, 1998, respectively, and 5.2%, 5.2% and 5.1% for the three, nine and twelve months ended September 30, 1997, respectively.

During the third quarter of 1997, SCE discontinued accounting for its investment in generation facilities using accounting principles applicable to rate-regulated enterprises and began accounting for such investment using accounting principles applicable to enterprises in general. The carrying value of SCE's generation investment was unaffected by this change. However, the nuclear investments were reclassified as a regulatory asset in second quarter 1998.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. Proposition 9 seeks to prohibit the collection of these non-bypassable charges, or if the charges are found enforceable by a court, require SCE to offset such charges with an equal credit to customers. See Note 10 to the Consolidated Financial Statements.

Rate-setting -- In August 1997, the CPUC issued a decision which adopted a methodology for determining CTC residually (see "CTC" discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement (see "PBR" discussion below) by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms or operation and maintenance contracts with the new owners of the divested generation plants. Beginning January 1, 1998, SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customer's choice of electricity supplier. The CPUC is continuing to regulate the prices and service obligations related to distribution services.

Revenue Cycle Services -- Effective April 1, 1998, customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. Now ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. In addition, customers with maximum demand above 20 kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In September 1998, the CPUC issued a decision regarding the credits that would be provided to customers if they elect to obtain revenue cycle services from someone other than SCE. Although the decision adopted SCE's recommendation of using the net avoided cost, it also adopted a methodology which results in higher credits to customers but requires ESPs to pay service fees to SCE for the costs that SCE incurs as a result of dealing with the ESP.

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

The CPUC is considering unbundling SCE's cost of capital based on major utility function. In May 1998, SCE filed an application on this issue. A CPUC decision is expected in early 1999.

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

SCE has sold and transferred ownership of all 12 of its gas- and oil-fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

CTC -- The costs to transition to a competitive market are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. The CTC is being determined residually by subtracting other rate components for the PX, T&D, nuclear decommissioning and public benefit programs from the frozen rate levels. SCE currently estimates its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate is based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these estimates. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities (QF) contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (successful completion of the sale of SCE's gas-fired generating plants has reduced this estimate of transition costs for SCE-owned generation) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in "Regulatory Matters"), and certain other costs. This issue was separated into two phases; Phase 1 addressed the rate-making issues and Phase 2 the quantification issues.

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

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). During the third quarter 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed relating to the application of asset impairment standards to these assets. Using this guidance has resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.5 billion, after tax, at September 30, 1998) as a one-time, non-cash charge against earnings.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

phases, or the effect, after the transition period, that competition will have on its results of operations or financial position.

Note 3.    Financial Instruments

Cash Equivalents

Cash and equivalents include tax-exempt investments ($278 million at September 30, 1998, $936 million at December 31, 1997, and $87 million at September 30,
1997), and time deposits and other investments ($6 million at September 30, 1998, $26 million at December 31, 1997, and $9 million at September 30, 1997) with maturities of three months or less.

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

Interest rate swaps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At the balance sheet dates of September 30, 1998, December 31, 1997, and September 30, 1997, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At September 30, 1998, SCE had pledged $24 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligations.

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

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                      September 30,                  December 31,              September 30,
In millions                               1998                           1997                      1997
---------------------------------------------------------------------------------------------------------------------
                                    Cost        Fair             Cost          Fair          Cost         Fair
                                    Basis       Value            Basis         Value         Basis        Value
---------------------------------------------------------------------------------------------------------------------

Financial assets:
Decommissioning trusts            $1,489      $2,013             $1,371       $1,831       $1,327        $1,609
Equity investments                     9          88                  9           90            9            85
Gas call options                      42          50                 34           34           --            --

Financial liabilities:
DOE decommissioning and
  decontamination fees                50          44                 50           43           54            45
Interest rate hedges                  --          28                 --           24           --            18
Long-term debt                     5,486       5,756              6,145        6,456        4,105         4,353
Preferred stock subject to
  mandatory redemption               256         276                275          293          275           293
---------------------------------------------------------------------------------------------------------------------

Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts and equity investments, and on financial models for gas call options. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swap; brokers' quotes for long-term debt and preferred stock; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains on financial assets were:

                                                               September 30,      December 31,      September 30,
In millions                                                        1998               1997              1997
-------------------------------------------------------------------------------------------------------------------

Decommissioning trusts:
  Municipal bonds                                                  $162               $131              $ 79
  Stocks                                                            245                190               118
  U.S. government issues                                            107                 91                55
  Short-term and other                                               10                 48                30
-------------------------------------------------------------------------------------------------------------------
                                                                    524                460               282
Equity investments                                                   79                 81                76
Gas call options                                                      8                 --                --
-------------------------------------------------------------------------------------------------------------------
Total                                                              $611               $541              $358
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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following September 30, 1998, are: 1999 -- $593 million; 2000 -- $568 million; 2001 -- $647 million; 2002 -- $247 million; and 2003 --
$572 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of:

                                                    September 30,              December 31,          September 30,
In millions                                              1998                      1997                  1997
--------------------------------------------------------------------------------------------------------------------

First and refunding mortgage bonds:
   1999 - 2026 (5.625% to 7.5%)                         $1,550                   $1,825                 $1,825
Rate reduction notes:
   1998 - 2007 (5.98% to 6.42%)                          2,307                    2,463                     --
Pollution-control bonds:
   1999 - 2027 (5.4% to 7.2% and variable)               1,201                    1,202                  1,203
Funds held by trustees                                      (2)                      (2)                    (2)
Debentures and notes:
   1998 - 2006 (5.6% to 8.25%)                             870                    1,195                  1,195
Subordinated debentures:
   2044 (8.375%)                                           100                      100                    100
Commercial paper for nuclear fuel                           80                       92                     99
Long-term debt due within one year                        (593)                    (693)                  (277)
Unamortized debt discount -- net                           (27)                     (37)                   (38)
--------------------------------------------------------------------------------------------------------------------
Total                                                   $5,486                   $6,145                 $4,105
--------------------------------------------------------------------------------------------------------------------

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At September 30, 1998, these lines totaled $1.3 billion, with $735 million available for short-term debt and $515 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories and general cash requirements. Commercial paper outstanding at September 30, 1998, December 31, 1997, and September 30, 1997, was $187 million, $415 million and $873 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under commercial bank lines of credit expiring in 2002. Weighted-average interest rates were 5.6%, 6.0% and 5.6% at September 30, 1998, December 31, 1997, and September 30, 1997, respectively.

Note 4.    Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1998, SCE had the capacity to pay $800 million in additional dividends and continue to maintain its authorized capital structure.

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

Preferred stock redemption requirements for the five twelve-month periods following September 30, 1998, are: 1999 through 2001 -- zero; 2002 -- $105 million; and 2003 -- $9 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                                                        September 30,     December 31,     September 30,
Dollars in millions, except per share amounts                               1998              1997             1997
--------------------------------------------------------------------------------------------------------------------------

                                            September 30, 1998
                                          Shares         Redemption
                                       Outstanding         Price
                                       ----------------------------

Not subject to mandatory redemption:
$25 par value:
4.08% Series                             1,000,000          $25.50           $  25          $  25          $  25
4.24                                     1,200,000           25.80              30             30             30
4.32                                     1,653,429           28.75              41             41             41
4.78                                     1,296,769           25.80              33             33             33
5.80                                            --            --                --             55             55
--------------------------------------------------------------------------------------------------------------------------
Total                                                                         $129           $184           $184
--------------------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:
6.05% Series                               750,000         $100.00           $  75          $  75          $  75
6.45                                     1,000,000          100.00             100            100            100
7.23                                       807,000          100.00              81            100            100
--------------------------------------------------------------------------------------------------------------------------
Total                                                                         $256           $275           $275
--------------------------------------------------------------------------------------------------------------------------

In third quarter 1998, 10,000 shares of Series 7.23% preferred stock were redeemed. In second quarter 1998, 2.2 million shares of Series 5.8% preferred stock and 183,000 shares of Series 7.23% were redeemed. In the second quarter of 1997, 4 million shares of Series 7.36% preferred stock were redeemed. There were no preferred stock issuances for the periods presented.

A recently issued accounting standard requires companies to report comprehensive income starting in 1998. SCE implemented the new accounting standard in the first quarter of 1998. Implementation of the new standard had no effect on SCE's results of operations or financial position.

Accumulated other comprehensive income balances were:

                                              3 Months Ended             9 Months Ended          12 Months Ended
In millions                                    September 30,              September 30,           September 30,
--------------------------------------------------------------------------------------------------------------------
                                            1998          1997         1998         1997      1998         1997
--------------------------------------------------------------------------------------------------------------------
Beginning balance                            $60           $48          $48          $33       $37          $30
Unrealized gain (loss) on securities         (22)           (6)          (2)          18         4           24
Tax effect                                     1            (5)          (7)         (14)       (2)         (17)
--------------------------------------------------------------------------------------------------------------------

Ending balance                               $39           $37          $39          $37       $39          $37
--------------------------------------------------------------------------------------------------------------------

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                              September 30,      December 31,       September 30,
In millions                                                       1998               1997                1997
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                               $   208             $   227            $   239
Unrealized gains or losses                                          --                 273                 --
Investment tax credits                                             153                 192                195
Regulatory balancing accounts                                       84                 180                125
Decommissioning-related                                            801                 114                110
Other                                                              181                 335                604
--------------------------------------------------------------------------------------------------------------------
Total                                                           $1,427              $1,321             $1,273
--------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                                $3,046              $3,272             $3,341
Capitalized software costs                                          --                 127                 --
Other                                                              992                 738                698
--------------------------------------------------------------------------------------------------------------------
Total                                                           $4,038              $4,137             $4,039
--------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes -- net                        $2,611              $2,816             $2,766
--------------------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                                    $2,880              $2,939             $2,958
Included in current assets                                         269                 123                192

The current and deferred components of income tax expense were:

                                              3 Months Ended             9 Months Ended          12 Months Ended
In millions                                    September 30,              September 30,           September 30,
--------------------------------------------------------------------------------------------------------------------
                                            1998          1997         1998         1997       1998        1997
--------------------------------------------------------------------------------------------------------------------

Current:
Federal                                     $ 96          $165         $452         $340      $486         $327
State                                         22            40          100           95       105           96
--------------------------------------------------------------------------------------------------------------------
                                             118           205          552          435       591          423
--------------------------------------------------------------------------------------------------------------------
Deferred--federal and state:
Accrued charges                              (10)          (11)         (24)         (24)      (33)         (19)
CTC amortization                              63            --           53           --        53           --
Depreciation                                 (22)          (15)        (106)         (38)     (115)         (43)
Investment and energy tax credits -- net      (6)           (5)         (22)         (15)      (27)         (20)
Pension reserve                               --            (1)          --           (3)       (3)          49
Prior-year state tax                          (7)          (13)          --            2        (2)          12
Regulatory balancing accounts                152            74           36          112        66          131
Unbilled revenue                            (100)          (34)         (98)         (41)      (51)           5
Other                                         (2)          (13)          15          (27)       46          (34)
--------------------------------------------------------------------------------------------------------------------
                                              68           (18)        (146)         (34)      (66)          81
--------------------------------------------------------------------------------------------------------------------
Total income tax expense                    $186          $187         $406         $401      $525         $504
--------------------------------------------------------------------------------------------------------------------
Classification of income taxes:
Included in operating income                $172          $208         $397         $437      $541         $555
Included in other income                      14           (21)           9          (36)      (16)         (51)

The composite federal and state statutory income tax rate was 40.551% for the three, nine and twelve months ended September 30, 1998, and 40.551%, for both the three and nine months ended September 30, 1997, and 40.675% for the twelve months ended September 30, 1997.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                              3 Months Ended             9 Months Ended          12 Months Ended
                                               September 30,              September 30,           September 30,
--------------------------------------------------------------------------------------------------------------------
                                             1998         1997          1998        1997       1998        1997
--------------------------------------------------------------------------------------------------------------------
Federal statutory rate                       35.0%        35.0%         35.0%       35.0%      35.0%       35.0%
Capitalized software                          1.0         (0.4)         (0.1)       (0.6)      (0.5)       (0.7)
CTC amortization                             17.7           --           6.6          --        5.0          --
Depreciation and other                       (5.8)         4.5           4.1         5.5        6.0         5.9
Investment and energy tax credits            (1.2)        (1.2)         (1.6)       (1.7)      (1.7)       (1.8)
State tax -- net of federal deduction         5.8          6.7           6.3         7.1        6.3         7.1
--------------------------------------------------------------------------------------------------------------------
Effective tax rate                           52.5%        44.6%         50.3%       45.3%      50.1%       45.5%
--------------------------------------------------------------------------------------------------------------------

Note 6.    Employee Compensation and Benefit Plans

Stock Option Plans

In April 1998, Edison International shareholders approved the Edison International Equity Compensation Plan. The plan replaces the Long-Term Incentive Compensation Program, consisting of officer, director, and management plans, which was adopted by Edison International shareholders in 1992. No new awards will be made under the prior program; however, it will remain in effect as long as any awards remain outstanding under the prior program.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $1 million, $8 million and $9 million for the three, nine and twelve months ended September 30, 1998, respectively, and $3 million, $18 million and $23 million for the three, nine and twelve months ended September 30, 1997, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $163 million, $377 million and $492 million for the three, nine and twelve months ended September 30, 1998, respectively, and $227 million, $463 million and $578 million for the three, nine and twelve months ended September 30, 1997, respectively.

The weighted-average fair value of options granted during the twelve months ended September 30, 1998, and September 30, 1997, was $6.44 per share option and $7.68 per share option, respectively. The weighted-average remaining life of options outstanding as of September 30, 1998, December 31, 1997, and September 30, 1997, was 7 years at each date.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:


                                                     12 Months Ended
                                                      September 30,
                                         --------------------------------------
                                              1998                1997
-------------------------------------------------------------------------------

Expected life                                7 years             7 years
Risk-free interest rate                   4.7% - 5.6%           6.5% - 6.8%
Expected volatility                              17%                 17%
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                         9 Months Ended         Year Ended         9 Months Ended
                                                          September 30,        December 31,         September 30,
In millions                                                   1998                 1997                 1997
--------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                   $2,094                $2,002                 $2,002
Service cost                                                    42                    44                     33
Interest cost                                                  105                   138                    105
Actuarial gain                                                  --                   198                     --
Benefits paid                                                 (103)                 (288)                  (244)
--------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                         $2,138                $2,094                 $1,896
--------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period            $2,298                $2,165                 $2,165
Actual return on plan assets                                    63                   369                    384
Employer contributions                                          43                    52                     43
Benefits paid                                                 (103)                 (288)                  (244)
--------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                  $2,301                $2,298                 $2,348
--------------------------------------------------------------------------------------------------------------------

Funded status                                              $   163               $   204                $   452
Unrecognized net gain                                         (227)                 (304)                  (569)
Unrecognized net obligation (17-year amortization)              35                    38                     40
Unrecognized prior service cost                                169                   184                    187
--------------------------------------------------------------------------------------------------------------------

Pension asset (liability)                                  $   140               $   122                $   110
--------------------------------------------------------------------------------------------------------------------

Discount rate                                                 7.0%                  7.0%                   7.75%
Rate of compensation increase                                 5.0%                  5.0%                   5.0%
Expected return on plan assets                                8.0%                  8.0%                   8.0%


The components of pension expense were:

                                              3 Months Ended             9 Months Ended          12 Months Ended
                                               September 30,              September 30,           September 30,
--------------------------------------------------------------------------------------------------------------------
In millions                                 1998          1997         1998         1997      1998         1997
--------------------------------------------------------------------------------------------------------------------
Service cost                               $  14         $  11        $  42        $  33     $  53       $  38
Interest cost                                 35            35          105          105       139         150
Expected return on plan assets               (45)          (40)        (135)        (120)     (175)       (170)
Net amortization and deferral                  4             4           12           12        13          15
--------------------------------------------------------------------------------------------------------------------
Pension expense under
   accounting standards                        8            10           24           30        30          33
Regulatory adjustment -- deferred              5             3           15            9        22          18
--------------------------------------------------------------------------------------------------------------------
Net pension expense recognized                13            13           39           39        52          51
Settlement gain                               --            --           --           --        --         (35)
--------------------------------------------------------------------------------------------------------------------
Total expense                              $  13         $  13        $  39        $  39     $  52       $  16
--------------------------------------------------------------------------------------------------------------------

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                         9 Months Ended         Year Ended         9 Months Ended
                                                          September 30,        December 31,         September 30,
In millions                                                   1998                 1997                 1997
--------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                     $ 1,533             $1,349                $1,349
Service cost                                                       27                 30                    21
Interest cost                                                      78                 99                    75
Actuarial loss                                                     --                114                    --
Benefits paid                                                     (48)               (59)                  (44)
--------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                           $ 1,590             $1,533                $1,401
--------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period              $   815             $  617                $  617
Actual return on plan assets                                       48                147                    40
Employer contributions                                             81                110                    81
Benefits paid                                                     (48)               (59)                  (44)
--------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                    $   896             $  815                $  694
--------------------------------------------------------------------------------------------------------------------

Funded status                                                 $  (694)            $ (718)               $ (707)
Unrecognized net loss                                             241                244                   226
Unrecognized transition obligation (20-year
   amortization)                                                  382                403                   410
--------------------------------------------------------------------------------------------------------------------

Recorded asset (liability)                                    $   (71)            $  (71)               $  (71)
--------------------------------------------------------------------------------------------------------------------

Discount rate                                                    7.0%                7.0%                 7.75%
Expected return on plan assets                                   8.0%                8.0%                  8.5%

The components of postretirement benefits other than pensions expense were:

                                              3 Months Ended             9 Months Ended          12 Months Ended
                                               September 30,              September 30,           September 30,
--------------------------------------------------------------------------------------------------------------------
In millions                                 1998          1997         1998         1997      1998         1997
--------------------------------------------------------------------------------------------------------------------

Service cost                               $   9        $    7        $  27         $ 22      $ 36        $  25
Interest cost                                 26            25           78           77       102          108
Expected return on plan assets               (16)          (13)         (48)         (40)      (59)         (55)
Amortization of loss                           1             2            3            5         1            6
Amortization of transition obligation          7             7           21           20        27           27
--------------------------------------------------------------------------------------------------------------------
Net expense                                   27            28           81           84       107          111
Special termination expense                   --            --           --           --        --           12
--------------------------------------------------------------------------------------------------------------------
Total expense                              $  27        $   28        $  81         $ 84      $107        $ 123
--------------------------------------------------------------------------------------------------------------------

The assumed rate of future increases in the per-capita cost of health care benefits is 8.5% for 1998, gradually decreasing to 5.25% for 2004 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of September 30, 1998, by $255 million and annual aggregate service and interest costs by $28 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of September 30, 1998, by $218 million and annual aggregate service and interest costs by $23 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $4 million, $12 million and $16 million for the three, nine and twelve months ended September 30, 1998, respectively, and $3 million, $11 million and $22 million for the three, nine and twelve months ended September 30, 1997, respectively.

Note 7.    Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of September 30, 1998, was:

                                                    Original         Accumulated
                                                     Cost of       Depreciation and              Under Ownership
In millions                                         Facility         Amortization         Construction Interest
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Transmission systems:
  Eldorado                                           $    31        $       6              $ --               60%
  Pacific Intertie                                       243               77                --               50
Generating stations:
  Four Corners Units 4 and 5 (coal)                      460              272                 1               48
  Mohave (coal)                                          313              167                 5               56
  Palo Verde (nuclear)(1)                              1,605              848                12               16
  San Onofre (nuclear)(1)                              4,219            2,590                33               75
---------------------------------------------------------------------------------------------------------------------
Total                                                 $6,871           $3,960               $51
---------------------------------------------------------------------------------------------------------------------

(1)  Reported as "Unamortized nuclear investment -- net."

Note 8.    Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancellable leases at September 30, 1998, were:

Year ended December 31,                                In millions
-------------------------------------------------------------------------------
1998                                                       $  4
1999                                                         13
2000                                                         11
2001                                                          8
2002                                                          4
Thereafter                                                    7
-------------------------------------------------------------------------------
Total                                                       $47
-------------------------------------------------------------------------------

Note 9.    Commitments

Nuclear Decommissioning

Decommissioning is estimated to cost $2.2 billion in current-year dollars, based on site-specific studies performed in 1993 for San Onofre and 1992 for Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated total cost to decommission in the near term. SCE planned to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is scheduled to begin in 2013 for San Onofre Units 2 and 3, and 2027 at Palo Verde. San Onofre Unit 1, which shut down in 1992, is currently being evaluated for decommissioning and may begin the process as early as 2000, rather than delaying it to 2013 as previously planned.

Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense. Decommissioning expense was $41 million, $119 million and $155 million for the three, nine and twelve months ended September 30, 1998, respectively, and $43 million, $118 million and $155 million for the three, nine and twelve months ended September 30, 1997, respectively. The accumulated provision for decommissioning was $1.2 billion at September 30, 1998, and $1.1 billion at December 31, 1997, and September 30, 1997. The estimated costs to decommission San Onofre Unit 1 ($280 million) are recorded as a liability.

Decommissioning  funds  collected  in rates are  placed in  independent  trusts,
which,  together  with  accumulated  earnings,   will  be  utilized  solely  for
decommissioning.

Trust investments include:

                                            Maturity           September,        December 31,       September 30,
In millions                                   Dates               1998               1997                1997
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Municipal bonds                             2000-2034            $  537           $  459                $  448
Stocks                                         --                   543              392                   390
U.S. government issues                      1999-2028               396              357                   341
Short-term and other                        2003-2030                13              163                   148
-------------------------------------------------------------------------------------------------------------------
Total                                                            $1,489           $1,371                $1,327
-------------------------------------------------------------------------------------------------------------------

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $17 million, $44 million and $55 million for the three, nine and twelve months ended September 30, 1998, respectively, and $18 million, $43 million and $57 million for the three, nine and twelve months ended September 30, 1997, respectively. Proceeds from sales of securities (which are reinvested) were $342 million, $911 million and $1.1 billion for the three, nine and twelve months ended September 30, 1998, respectively, and $110 million, $371 million and $549 million for the three, six and twelve months ended September 30, 1997. Approximately 89% of the trust fund contributions were tax-deductible.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain commitments for the years 1998 through 2002 are estimated below:

In millions                                                      1998       1999      2000       2001       2002
----------------------------------------------------------------------------------------------------------------------

Projected construction expenditures                              $846       $790      $674       $680       $655
Fuel supply contracts                                             172        122       141        129        146
Purchased-power capacity payments                                 699        702       703        702        698
Unconditional purchase obligations                                  9          9        10          9         10
----------------------------------------------------------------------------------------------------------------------

Note 10.     Contingencies

In addition to the matters disclosed in these notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. SCE believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

California Voter Initiative

On November 3, 1998, California voters will vote on Proposition 9, an initiative supported by various consumer groups.

Proposition 9 would overturn major provisions of California's electric industry restructuring legislation. Proposition 9 purports to: (1) require SCE and the other California investor-owned utilities to provide at least a 20% rate reduction to their residential and small commercial customers to be achieved through cutting payments for nuclear and other fossil generation transition costs; (2) eliminate cost recovery for nuclear generation plants and related assets and obligations (other than reasonable decommissioning costs), except to the extent such costs are recovered from competitive market sales through the PX or contracts with the ISO; (3) eliminate cost recovery for non-nuclear generation plants and related assets and obligations (other than costs associated with QFs), except to the extent such costs are recovered from competitive market sales through the PX or contracts with the ISO, unless the CPUC finds that the utilities would be deprived of the opportunity to earn a fair rate of return; and (4) prohibit the collection of any customer charges necessary to pay principal, interest and other costs on the rate reduction bonds (Fixed Transition Amounts or FTAs) or, if a court finds that the CPUC orders authorizing the collection of FTAs are nevertheless enforceable, require the FTAs to be offset with a concurrent equal credit. Proposition 9's purported rate reduction would be in lieu of the 10% rate reduction for residential and small commercial customers that went into effect on January 1, 1998.

If Proposition 9 is approved and implemented, and if SCE were unable to conclude that it is probable that Proposition 9 ultimately would be found invalid, then under applicable accounting principles SCE would be required to write off generation-related regulatory assets and certain investments in electric generation plant to the extent SCE were to conclude that such assets were no longer probable of recovery due to reductions in future revenue. SCE anticipates that such a one-time write-off would amount to as much as $3.4 billion pre-tax. This pre-tax write-off would result in an after-tax write-off of as much as $1.9 billion, representing 50% of SCE's total shareholders' equity of $3.8 billion at September 30, 1998.

Such an after-tax write-off, which would exceed SCE's current retained earnings ($820 million as of September 30, 1998), would severely impair SCE's ability to pay dividends to its preferred shareholders and Edison International's ability to pay dividends to its common shareholders. The potential earnings reductions described below also would impair the payment of dividends. In addition, an after-tax write-off of $1.9 billion would reduce the common equity ratio of SCE's capital structure from approximately 49% to approximately 30%.

The duration and amount of the rate decrease contemplated by Proposition 9 is uncertain and, if Proposition 9 is approved, will be subject to interpretation by the courts and regulatory agencies. If all

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions of Proposition 9 ultimately are upheld against legal challenge and interpreted in an adverse manner, the amount of the average earnings reductions to SCE could be as much as $210 million per year from 1999 through 2001, and gradually decreasing to as much as $10 million in 2007.

The earnings reduction and write-off estimates ultimately will depend on how the courts and regulators interpret Proposition 9 and how future rate changes unrelated to Proposition 9 affect SCE's electric revenue.

The financial impacts described above, either singly or in combination, would likely cause the rating agencies that rate SCE's debt and preferred securities to lower those ratings substantially, which would immediately reduce the market value of SCE's $4.2 billion in outstanding debt and preferred securities, increase the cost of raising new capital, and possibly preclude the use of certain financial instruments for raising capital.

If the voters approve Proposition 9, then legal challenges by the California utilities, including SCE, and others will ensue. SCE intends to vigorously challenge Proposition 9 as unconstitutional and to seek an immediate stay of its provisions pending court review of the merits of its challenge. Although SCE believes the litigation arguments challenging the enforceability of Proposition 9 would be compelling, no assurances can be given whether or when Proposition 9 would be overturned.

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

SCE's recorded estimated minimum liability to remediate its 50 identified sites is $177 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $90 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regulatory asset of $145 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve months ended September 30, 1998, were $5 million.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.9 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property  damage  insurance   covers  losses  up  to  $500  million,   including
decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $25 million per year. Insurance premiums are charged to operating expense.

SOUTHERN CALIFORNIA EDISON COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) earnings for the three, nine and twelve months ended September 30, 1998, were $163 million, $375 million and $491 million, respectively, compared with $226 million, $461 million and $574 million for the same periods in 1997. The earnings decreases were due to lower authorized revenue, which resulted from reduced authorized returns on generating assets and a lower earning asset base resulting from the accelerated recovery of investments and divestiture of gas- and oil-fueled generation assets. The quarterly decrease also reflects a higher percentage of annual operating and maintenance expenses incurred during third quarter 1998, compared to the same period last year.

Operating Revenue

Since April 1, 1998, SCE is required to sell all of its generated power to the power exchange (PX). For more details, see "Competitive Environment." Excluding the sales to the PX, operating revenue decreased 3%, 6% and 3%, respectively, for the three, nine and twelve months ended September 30, 1998, compared to the year-earlier periods. The decreases reflect lower average residential rates (mandated by legislation enacted in September 1996). The quarterly decrease was partially offset by a 5% increase in retail sales volume due to the unusually warm weather in third quarter 1998. Over 99% of operating revenue (excluding sales to the PX) is from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Legislation enacted in September 1996 provided for, among other things, at least a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See discussion in "Competitive Environment."

Operating Expenses

Fuel expense decreased 85%, 66% and 54%, respectively, for the three, nine and twelve months ended September 30, 1998, respectively, compared to the same periods in 1997. The decreases resulted from the sale of the gas- and oil-fueled generation plants. In addition, the year-to-date and twelve-months-ended decreases also reflect significantly lower gas prices in the first quarter of 1998.

Since April 1, 1998, SCE is required to purchase all of its power from the PX for distribution to its retail customers. SCE is continuing to purchase power from certain nonutility generators (known as qualifying facilities) and under existing inter-utility contracts. This purchased power is sold to the PX. SCE is required under federal law to purchase power from certain qualifying facilities even though energy prices under these contracts are generally higher than other sources. For the twelve months ended September 30, 1998, SCE paid about $1.5 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased for the quarter, nine months and twelve months ended September 30, 1998, compared to the same periods in 1997. The quarterly decrease is primarily due to undercollections in the transition cost balancing account resulting from high qualifying facilities energy costs. The year-to-date and twelve-months-ended decreases were mainly due to under-collections related to the issuance of the rate reduction notes in December 1997. These undercollections were partially offset by overcollections related to the gain on sales of the gas- and oil-fueled generation plants in second quarter 1998 and other transition costs. The year-to-date decrease in the provision was also offset by overcollections related to the administration of public-purpose funds.

Other operating expenses increased for the three, nine and twelve months ended September 30, 1998, compared to the same periods in 1997, primarily due to must-run reliability services, direct access activities, and PX and independent system operator (ISO) activities. The year-to-date and twelve-months-ended increases also reflect storm damage resulting from a harsher winter in 1998.

Maintenance expense increased 16% for the quarter ended September 30, 1998, compared to the year-earlier period, mainly due to additional expenses incurred at the distribution facilities.

Depreciation, decommissioning and amortization expense increased for the quarter, nine months and twelve months ended September 30, 1998, compared to the same periods in 1997, primarily due to the further acceleration of San Onofre Nuclear Generating Station Units 2 and 3 and the Palo Verde Nuclear Generating Station units and the amortization of the loss on plant sales. The year-to-date and twelve-months-ended increases also reflect accelerated recovery of the gas- and oil-fueled generation plants. The amortization of the loss on plant sales, as well as the accelerated recoveries implemented in 1998 are part of the competition transition charge (CTC) mechanism (see further discussion under "California Electric Utility Industry Restructuring").

Income taxes decreased 18% for the three months ended September 30, 1998, compared to the year-earlier period, primarily due to lower pre-tax income, partially offset by additional amortization related to the CTC mechanism. Also, this additional amortization related to the CTC mechanism will continue to cause an increase in the effective tax rate.

Property and other taxes decreased 10% for the twelve months ended September 30, 1998, compared to the same period in 1997, due to a reclassification of payroll taxes to operation and maintenance expense, which began in January 1997.

Loss (gain) on sale of utility plant resulted from the sale of SCE's 12 gas- and oil-fueled generation plants in 1998. Gain on sales of the gas- and oil-fueled plants was used to reduce stranded costs. Loss on sales will be recovered from customers over the transition period.

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

Interest and dividend income increased 66%, 91% and 82%, respectively, for the three, nine and twelve months ended September 30, 1998, compared to the same periods in 1997. The increases reflect higher investment balances due to the sale of the gas- and oil-fueled generation plants, as well as increases in interest earned on higher balancing account undercollections.

Other nonoperating income increased for the three, nine and twelve months ended September 30, 1998, compared to the year-earlier periods, mostly due to additional accruals in 1997 for regulatory matters.

Interest Expense

Interest on long-term debt increased 34%, 23% and 15%, respectively, for the three, nine and twelve months ended September 30, 1998, compared to the same periods in 1997, primarily due to the issuance of the rate reduction notes in December 1997. Interest on the rate reduction notes was $37 million, $113 million and $122 million, respectively, for the three, nine and twelve months ended September 30, 1998.

Other interest expense decreased 41%, 31% and 15%, respectively, for the three, nine and twelve months ended September 30, 1998, compared to the same periods in 1997. The decreases are due to lower overall short-term debt balances in 1998, particularly short-term debt used to finance fuel inventories. These fuel inventories are no longer needed because of the divestiture of the gas- and oil-fueled plants.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.8 billion (increased from $2.3 billion in July 1998) of its outstanding shares of common stock. Edison International has repurchased 95.5 million shares ($2.2 billion) between January 1995 and October 30, 1998, funded by dividends from its subsidiaries and the issuance of rate reduction notes.

SCE's cash flow coverage of dividends for the three, nine and twelve months ended September 30, 1998, was 0.4 times, 0.9 times and 0.6 times, respectively, compared to 1.0 times, 2.1 times and 1.7 times for the year-earlier periods. These decreases reflect special dividends of $350 million and $330 million, respectively, SCE paid to Edison International in the second quarter and third quarter of 1998. The twelve-months-ended decrease reflects the $1.2 billion special dividend SCE paid to Edison International in December 1997 from rate reduction note proceeds.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $181 million, $870 million and $1.3 billion, respectively, for the three, nine and twelve months ended September 30, 1998, compared with $299 million, $1.3 billion and $1.4 billion, respectively, for the same periods in 1997.

Cash Flows from Financing Activities

At September 30, 1998, SCE had available lines of credit of $1.3 billion, with $735 million for general purpose short-term debt and $515 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates and expire in 2002.

Short-term debt is used to finance fuel inventories and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and trust indenture. As of September 30, 1998, SCE could issue approximately $12.0 billion of additional first and refunding mortgage bonds and $4.5 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1998, SCE had the capacity to pay $800 million in additional dividends and continue to maintain its authorized capital structure.

In December 1997, SCE Funding LLC, a special purpose entity (SPE), of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by the SPE to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC, and consists generally of the right to be paid a specified amount from a non-bypassable tariff levied on residential and small commercial customers. Notwithstanding the legal sale of the transition property by SCE to the SPE, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold to the SPE, and the liabilities of the SPE for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheet of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

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

A voter initiative, known as California Proposition 9 on the November 1998 ballot, proposes to, among other things, prohibit the collection of any charges in connection with a financing order for the purpose of making payments on rate reduction notes. If Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, the collection of charges necessary to pay the certificates while the litigation is pending could be precluded, which would adversely affect the certificates and the secondary market for the certificates, including pricing, liquidity, dates of maturity, and weighted-average lives of the certificates. In addition, if Proposition 9 is voted into law and upheld by the courts, it could have a further material adverse effect on the certificates and the holders of the certificates could incur a loss on their investment. A more detailed discussion is in "California Voter Initiative."

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, proceeds from the sale of plant (see discussion in "Competitive Environment -- Divestiture") and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $12.7 billion between 2013-2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.2 billion), escalated using a
6.65% annual rate. These costs are expected to be funded from independent decommissioning trusts, which receive SCE contributions of approximately $100 million per year. Any plan to decommission San Onofre Unit 1 prior to 2013 is not expected to affect SCE's annual contributions to the decommissioning trusts.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in energy prices and interest rates. SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

As a result of the rate freeze established in the restructuring statute, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. Market prices in the PX and ISO to date have generally been reasonable, though some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap of $250/MW on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap of $250/MWh on its market for imbalance energy while a software problem affecting the efficient operation of that market persists. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. During the upcoming year, the ISO will be considering removing these price caps, which could increase the risk of high market prices. SCE's exposure to high electricity prices is also partially mitigated by hedges against high natural gas prices, since increases in natural gas prices tend to raise the price of electricity purchased from the PX.

A 10% increase in market interest rates would result in a $7 million increase in the fair value of SCE's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $7 million decline in the fair market value of interest rate hedge agreements. A 10% increase in natural gas prices would result in a $25 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $17 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are: 1998 -- $846 million; 1999 -- $790 million; 2000 -- $674 million; 2001 -- $680 million;
and 2002 -- $655 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 1998, are: 1999 -- $593 million; 2000 -- $568 million; 2001 -- $647 million; 2002 -- $247 million; and 2003 --
$572 million.

Preferred stock redemption requirements for the five twelve-month periods following September 30, 1998, are: 1999 through 2001 -- zero; 2002 -- $105 million; and 2003 -- $9 million.

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

The changes in revenue from the regulatory mechanisms discussed above, excluding the effects of other rate actions, are expected to have a minimal impact on 1998 earnings. However, the issuance of the rate reduction notes in December 1997, which enabled the repurchase of debt and equity, will have a negative impact on 1998 earnings of approximately $97 million.

Prior to the restructuring of the electric utility industry, SCE recovered its non-nuclear capital additions to utility plant through depreciation rates authorized in the general rate case. As part of the CTC Phase 2 decision, the CPUC authorized recovery of the December 31, 1995, balances of non-nuclear generating facilities through the CTC mechanism. The CPUC stated that rate recovery for capital additions to the non-nuclear generating facilities should be sought through a separate filing. In October 1997, SCE filed an application with the CPUC requesting rate recovery of $61 million of 1996 capital additions to its non-nuclear generating facilities. Hearings were held in early 1998. The CPUC's Office of Ratepayer Advocates and The Utility Reform Network recommended a combined total disallowance of $37 million. On September 21, 1998, a CPUC administrative law judge proposed a $4 million disallowance. A final CPUC decision is expected in fourth quarter 1998. In fourth quarter 1998, SCE plans to file an application for rate recovery of capital additions to these same generating facilities for the period January 1, 1997, through March 31, 1998, or the date of divestiture for divested facilities.

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

Restructuring Statute -- In September 1996, the State of California enacted legislation to provide a transition to a competitive market structure. The Statute substantially adopted the CPUC's December 1995 restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the Statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the Statute contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses. A voter initiative, known as California Proposition 9, seeks to overturn major portions of the Statute. A more detailed discussion of Proposition 9 is in "California Voter Initiative."

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected 10-year term through non-bypassable charges based on electricity consumption. Proposition 9 seeks to prohibit the collection of these non-bypassable charges, or if the charges are found enforceable by a court, require SCE to offset such charges with an equal credit to customers. See discussion in "Cash Flows from Financing Activities."

Rate-setting -- In August 1997, the CPUC issued a decision which adopted a methodology for determining CTC residually (see "CTC" discussion below) and adopted SCE's revenue requirement components for public benefit programs and nuclear decommissioning. The decision also adjusted SCE's proposed distribution revenue requirement (see "PBR" discussion below) by reallocating $76 million of it annually to other functions such as generation and transmission. Under the decision, SCE will be able to recover most of the reallocated amount through market revenue, other rate-making mechanisms or operation and maintenance contracts with the new owners of the divested generation plants. Beginning January 1, 1998, SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund.

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

Direct Customer Access -- Effective April 1, 1998, customers are now able to choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which is purchasing its power through the
PX), or choose direct access, which means the customer can contract directly with either independent power producers or energy service providers (ESPs) such as power brokers, marketers and aggregators. Additionally, all investor-owned-utility customers are paying the CTC whether or not they choose to buy power through SCE. Electric utilities are continuing to provide the core distribution service of delivering energy through their distribution system regardless of a customer's choice of electricity supplier. The CPUC is continuing to regulate the prices and service obligations related to distribution services. As of October 1, 1998, approximately 42,000 of SCE's 4.3 million customers have requested the direct access option.

Revenue Cycle Services -- Effective April 1, 1998, customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. Now ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. In addition, customers with maximum demand above 20 kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. All other customers will have this option beginning in January 1999. In September 1998, the CPUC issued a decision regarding the credits that would be provided to customers if they elect to obtain revenue cycle services from someone other than SCE. Although the decision adopted SCE's recommendation of using the net avoided cost, it also adopted a methodology which results in higher credits to customers but requires ESPs to pay service fees to SCE for the costs that SCE incurs as a result of dealing with the ESP. SCE may experience a reduction in revenue security as a result of this unbundling.

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

The CPUC is considering unbundling SCE's cost of capital based on major utility function. In May 1998, SCE filed an application on this issue. A CPUC decision is expected in early 1999.

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

SCE has sold and transferred ownership of all 12 of its gas- and oil-fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

CTC -- The costs to transition to a competitive market are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 20, 1995, decision date. The CTC is being determined residually by subtracting other rate components for the PX, T&D, nuclear decommissioning and public benefit programs from the frozen rate levels. SCE currently estimates its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate is based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (successful completion of the sale of SCE's oil- and gas-fueled generation plants has reduced this estimate of transition costs for SCE-owned generation) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in "Regulatory Matters"), and certain other costs. This issue was separated into two phases; Phase 1 addressed the rate-making issues and Phase 2 the quantification issues.

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

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its CTC through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). During the third quarter of 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the legislation and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed relating to the application of asset impairment standards to these assets. Using this guidance has resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.5 billion, after tax, at September 30, 1998) as a one-time, non-cash charge against earnings.

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

California Voter Initiative

On November 3, 1998, California voters will vote on Proposition 9, an initiative supported by various consumer groups.

Proposition 9 would overturn major provisions of California's electric industry restructuring legislation. Proposition 9 purports to: (1) require SCE and the other California investor-owned utilities to provide at least a 20% rate reduction to their residential and small commercial customers to be achieved through cutting payments for nuclear and other fossil generation transition costs; (2) eliminate cost recovery for nuclear generation plants and related assets and obligations (other than reasonable decommissioning costs), except to the extent such costs are recovered from competitive market sales through the PX or contracts with the ISO; (3) eliminate cost recovery for non-nuclear generation plants and related assets and obligations (other than costs associated with QFs), except to the extent such costs are recovered from competitive market sales through the PX or contracts with the ISO, unless the CPUC finds that the utilities would be deprived of the opportunity to earn a fair rate of return; and (4) prohibit the collection of any customer charges necessary to pay principal, interest and other costs on the rate reduction bonds (Fixed Transition Amounts or FTAs) or, if a court finds that the CPUC orders authorizing the collection of FTAs are nevertheless enforceable, require the FTAs to be offset with a concurrent equal credit. Proposition 9's purported rate reduction would be in lieu of the 10% rate reduction for residential and small commercial customers that went into effect on January 1, 1998.

If Proposition 9 is approved and implemented, and if SCE were unable to conclude that it is probable that Proposition 9 ultimately would be found invalid, then under applicable accounting principles SCE would be required to write off generation-related regulatory assets and certain investments in electric generation plant to the extent SCE were to conclude that such assets were no longer probable of recovery due to reductions in future revenue. SCE anticipates that such a one-time write-off would amount to as much as $3.4 billion pre-tax. This pre-tax write-off would result in an after-tax write-off of as much as $1.9 billion, representing 50% of SCE's total shareholders' equity of $3.8 billion at September 30, 1998.

Such an after-tax write-off, which would exceed SCE's current retained earnings ($820 million as of September 30, 1998), would severely impair SCE's ability to pay dividends to its preferred shareholders and Edison International's ability to pay dividends to its common shareholders. The potential earnings reductions described below also would impair the payment of dividends. In addition, an after-tax write-off of $1.9 billion would reduce the common equity ratio of SCE's capital structure from approximately 49% to approximately 30%.

The duration and amount of the rate decrease contemplated by Proposition 9 is uncertain and, if Proposition 9 is approved, will be subject to interpretation by the courts and regulatory agencies. If all provisions of Proposition 9 ultimately are upheld against legal challenge and interpreted in an adverse manner, the amount of the average earnings reductions to SCE could be as much as $210 million per year from 1999 through 2001, and gradually decreasing to as much as $10 million in 2007.

The earnings reduction and write-off estimates ultimately will depend on how the courts and regulators interpret Proposition 9 and how future rate changes unrelated to Proposition 9 affect SCE's electric revenue.

The financial impacts described above, either singly or in combination, would likely cause the rating agencies that rate SCE's debt and preferred securities to lower those ratings substantially, which would immediately reduce the market value of SCE's $4.2 billion in outstanding debt and preferred securities, increase the cost of raising new capital, and possibly preclude the use of certain financial instruments for raising capital.

If the voters approve Proposition 9, then legal challenges by the California utilities, including SCE, and others will ensue. SCE intends to vigorously challenge Proposition 9 as unconstitutional and to seek an immediate stay of its provisions pending court review of the merits of its challenge. Although SCE believes the litigation arguments challenging the enforceability of Proposition 9 would be compelling, no assurances can be given whether or when Proposition 9 would be overturned.

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

SCE's recorded estimated minimum liability to remediate its 50 identified sites is $177 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 40% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $90 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $145 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve-month period ended September 30, 1998, were $5 million.

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

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage, which was completed in Spring 1997, an increased rate of tube degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. Monitoring of this degradation will occur at the next scheduled refueling outage in January 1999. An additional mid-cycle inspection outage may be required early in 2000. With the results from the February 1998 outage, 7% of the tubes have now been removed from service. In September 1998, San Onofre Unit 2 experienced a small amount of leakage from a steam generator tube plug which required an 11-day outage to repair.

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

New Accounting Rules

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

Year 2000 Issue

Many of SCE's existing computer systems were originally programmed to represent any date by using six digits (e.g., 12/31/99) rather than eight digits (e.g., 12/31/1999). Accordingly, such programs could fail or create erroneous results when attempting to process information containing dates after December 31, 1999. This situation has been referred to generally as the Year 2000 Issue.

SCE has a comprehensive program in place to address potential Year 2000 impacts. SCE divides its Year 2000 activities into five phases: inventory, impact assessment, remediation, testing and implementation. SCE's plan for the Year 2000 readiness of critical systems is to be 75% complete by year-end 1998, and 100% complete by July 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the revenue stream, regulatory compliance, or the health and safety of personnel.

The scope of this program includes three categories: mainframe computing, distributed computing and physical assets (also known as embedded processors). For mainframe financial systems, Year 2000 remediation was completed in the fourth quarter of 1997. Remediation for the material management system was completed in the second quarter of 1998. The customer information and billing system is scheduled to be replaced by the first quarter of 1999 with a system designed to be Year 2000-ready. Distributed computing assets include operations and business information systems. The critical operations information systems include outage management, power management, and plant monitoring and access retrieval systems. Business information systems include a data acquisition system for billing, the computer call center support system, credit support and maintenance management. The physical asset portfolio includes systems in the generation, transmission, distribution, telecommunications and facilities areas. SCE has completed the inventory and impact assessment phases. Remediation, testing and implementation activities are in progress for each of the three categories. SCE is on schedule to have its mainframe computing, distributed computing and physical assets Year 2000-ready within the timeframe discussed above.

The other essential component of the SCE Year 2000 readiness program is to identify and assess vendor products and business partners (external parties) for Year 2000 readiness, as these external parties may have the potential to impact SCE's Year 2000 readiness. SCE has a process in place to identify and contact vendors and business partners to determine their Year 2000 status, and is evaluating the responses. SCE's general policy requires that all newly purchased products be Year 2000-ready or otherwise designed to allow SCE to determine whether such products present Year 2000 issues. SCE is also working to address Year 2000 issues related to all ISO and PX interfaces, as well as joint ownership facilities. SCE also intends to exchange Year 2000 readiness information (including, but not limited to, test results and related data) with certain external parties as part of SCE's internal Year 2000 readiness efforts.

The current estimate of the costs to complete these modifications, including the cost of new hardware and software application modification, is $80 million, about half of which is expected to be capital costs. SCE's Year 2000 costs expended through September 30, 1998, were $20 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for these modifications.

Although SCE is confident that its critical systems will be fully Year 2000-ready prior to year-end 1999, SCE believes that prudent business practices call for the development of contingency plans. Such contingency plans shall include developing strategies for dealing with the most reasonably likely worst case scenario concerning Year 2000-related processing failures or malfunctions due to SCE's internal systems or from external parties. As noted above, SCE is currently in the remediation and testing phases for many of its internal systems and is assessing risks posed by external parties. SCE is working with certain industry groups, including the North American Electric Reliability Council and the Electric Power Research Institute, in an effort to help define a reasonably likely worst case scenario and in the development of contingency plans. SCE's contingency plans are expected to be completed by March 1999; therefore, these risk factors are not yet fully known, and SCE's reasonably likely worst case scenario also is unknown at this time. SCE does not expect the Year 2000 issue to have a material adverse effect on its results of operation or financial position; however, if not effectively remediated, negative effects from Year 2000 issues, including those related to internal systems, vendors, business partners, the ISO, the PX or customers, could cause results to differ.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest rates; new or increased environmental liabilities; the effects of the Year 2000 Issue; the passage and implementation of California Proposition 9; and other unforeseen events.

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings

                           Wind Generators' Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, between January 1994 and October 1994, SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits alleged SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single 10-year period rather than beginning a new 10-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs sought declaratory relief regarding the proper interpretation of the contracts. Plaintiffs alleged a combined total of approximately $189 million in damages, which included consequential damages claimed in seven of the eight lawsuits.
Following the March 1 ruling, a ninth lawsuit was filed in Los Angeles County raising claims similar to those alleged in the first eight. SCE subsequently responded to the complaint in the new lawsuit by denying its material allegations.

After receiving a favorable decision in the liability phase of the lead case, SCE agreed to settle with the plaintiffs in seven of the lawsuits on terms whereby SCE waived its rights to recover costs against such plaintiffs in exchange for their agreement that there is only one fixed price period under each of their power purchase contracts with SCE and a mutual dismissal with prejudice of claims. SCE also entered into a settlement agreement with the plaintiff in another of the lawsuits which resolved the issue of multiple fixed price periods on the same terms and which also resolved a related issue unique to that plaintiff in exchange for a nominal payment by SCE. This settlement was subject to bankruptcy court approval in bankruptcy proceedings involving the plaintiff. On April 24, 1998, the bankruptcy court issued an order approving the settlement. Although the court has not yet set a date for trial of the outstanding issues in the lead case related to SCE's cross-claim for damages, a trial setting conference has been set for December 3, 1998.

                        Geothermal Generators' Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, on June 9, 1997, SCE filed a complaint in Los Angeles County Superior Court against an independent power producer of geothermal generation and six of its affiliated entities (Coso parties). SCE alleges that in order to avoid power production plant shutdowns caused by excessive noncondensable gas in the geothermal field brine, the Coso parties routinely vented highly toxic hydrogen sulfide gas from unmonitored release points beginning in 1990 and continuing through at least 1994, in violation of applicable federal, state and local environmental law. According to SCE, these violations constituted material breaches by the Coso parties of their obligations under their contracts with SCE and applicable law. The complaint sought termination of the contracts and damages for excess power purchase payments made to the Coso parties. The Coso parties' motion to transfer venue to Inyo County Superior Court was granted on August 31, 1997.

The Coso parties have also asserted various claims against SCE, as well as The Mission Group and Mission Power Engineering (Mission parties) in a cross-complaint filed in the action commenced by SCE as well as in a separate action filed against SCE by three of the Coso parties in Inyo County Superior Court. Following a hearing on November 20, 1997, the court struck all but two causes of action asserted in the separate action on the grounds that they should have been raised as part of the Coso parties' cross-complaint, and ordered the remaining two causes of action consolidated for all purposes with the action filed by SCE.

As a result of motion practice by SCE and the Mission parties, the Coso parties filed a second amended cross-complaint on December 29, 1997, and a third amended cross-complaint on August 21, 1998. The third amended cross-complaint names SCE, the Mission parties and Edison International. As against SCE, the third amended cross-complaint purports to state causes of action for declaratory relief; breach of the covenant of good faith and fair dealing; inducing breach of agreements between the Coso parties and their former employees; breach of an earlier settlement agreement between the Mission parties and the Coso parties; slander and disparagement; injunctive relief and restitution for unfair business practices; anticipatory breach of the contracts; and violations of Public Utilities Code ss.ss. 453, 702 and 2106. As against the Mission parties, the third amended cross-complaint seeks damages for breach of warranty of authority with respect to the settlement agreement and equitable indemnity. The third amended cross-complaint seeks restitution, compensatory damages in excess of $115,000,000, punitive damages in an amount not less than $400,000,000, interest, attorney's fees, declaratory relief and injunctive relief.

On September 21, 1998, SCE filed an answer to the third amended cross-complaint generally denying the allegations contained therein and asserting affirmative defenses. In addition, SCE filed a cross-complaint for reformation of the contracts alleging that if they are not susceptible to SCE's interpretation, they should be reformed to reflect the parties' true intention. At this time, the Coso parties have not filed a response to SCE's cross-complaint.

SCE has also filed a motion for summary adjudication with respect to the fourth cause of action of the third amended cross-complaint for inducing breach of employment agreements. The hearing on the motion is currently scheduled for November 4, 1998.

The Mission parties and Edison International demurred to and moved to strike portions of the third amended cross-complaint. These matters were heard by the court on October 22, 1998. On October 27, 1998, the court issued an order continuing the hearing on Edison International's demurrer to December 17, 1998, and stayed discovery with respect to Edison International until that time. The Mission parties' demurrer and motion to strike are still under submission. The court's further disposition of these matters may result in the filing of further amended pleadings with respect to Edison International and/or SCE.

On October 19, 1998, the Coso parties purported to file a first amended cross-complaint against Edison International only. In the amended pleading, the Coso parties assert, among other things, that SCE and Edison International are alter egos; that SCE engaged in anticompetitive conduct; and that SCE violated rules of the California Public Utilities Commission governing transactions between SCE and its affiliates. These allegations are similar to those set forth in the second amended complaint filed by three of the Coso parties, described below. In its reply brief in support of its demurrer and at the October 22 hearing, described in the preceding paragraph, Edison International objected to the filing of the first amended cross-complaint on the grounds that it was filed without leave of court and has no legal effect. On October 27, 1998, the court issued an order striking the purported first amended cross-complaint in its entirety.

On August 21, 1998, the court granted SCE's motion to set aside a default entered with respect to the first amended complaint filed by three of the Coso parties in the separately filed (now consolidated) action. SCE filed an answer to the first amended complaint on September 21, 1998, generally denying its allegations and asserting affirmative defenses. Since then, the parties have agreed to stipulate to the filing of a second amended complaint, and it is likely that the court will approve the filing of the amended pleading, which names SCE and Edison International. The proposed second amended complaint seeks injunctive relief and restitution for unfair competition with respect to a broad range of purported anticompetitive conduct by SCE with respect to its administration and interpretation of standard offer contracts and with respect to implementation and operation of the restructured power market. In addition, the proposed second amended complaint alleges that SCE engaged in false advertising with respect to the cost and reliability of power generated by qualifying facilities, such as the facilities owned by the Coso parties. The proposed amended pleading also alleges violations of Public Utilities Code ss. 2106. The proposed amended pleading seeks restitution, injunctive relief, unspecified compensatory damages and punitive damages in an amount not less than $500,000,000. Assuming that the court grants the Coso parties leave to file the second amended complaint in its current form, Edison International and SCE intend to file a demurrer and a motion to strike.

On June 29, 1998, the Court adopted a revised discovery plan which provides for approximately eighteen months of discovery and periodic status conferences. Discovery and motion practice related to discovery is active, except that the court has stayed discovery with respect to Edison International through at least December 17, 1998. On August 28, 1998, following the first status conference, the court set a trial date of March 1, 2000. The court reserved jurisdiction to advance or continue the trial date. The materiality of net final judgments against Edison International or SCE in these actions would be largely dependent on the extent to which any damages or additional payments which might result therefrom are recoverable through rates.

                  Electric and Magnetic Fields (EMF) Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, SCE is involved in three lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities. SCE denied the material allegations in its responses to each of these lawsuits.

In December 1995, the court granted SCE's motion for summary judgment in the first lawsuit and dismissed the case. Plaintiffs have filed a Notice of Appeal. Briefs have been submitted but no date for oral argument has been set.

The second lawsuit has been dismissed by the plaintiffs. However, one of the named plaintiffs is now deceased and a wrongful death action was filed by her husband and children on May 7, 1998. This action was dismissed by the court without leave to amend on September 16, 1998.

On July 23, 1998, the court granted SCE's motion for summary judgment in the third lawsuit and dismissed this case.

A California Court of Appeal decision, Cynthia Jill Ford, et al. v. Pacific Gas and Electric Co. (Ford), has held that the Superior Courts do not have jurisdiction to decide issues, such as those concerning EMF, which are regulated by the CPUC. The California Supreme Court recently denied the plaintiffs' petition for review in Ford and it is now binding throughout California. SCE intends to seek dismissal of the remaining case in light of the Court of Appeal's decision.

                      San Onofre Personal Injury Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, SCE is involved in six lawsuits alleging personal injuries relating to San Onofre.

An SCE engineer employed at San Onofre died in 1991 from cancer of the abdomen. On February 6, 1995, his children sued SCE and San Diego Gas & Electric Company (SDG&E), as well as Combustion Engineering, the manufacturer of the fuel rods for the plant, in the U.S. District Court for the Southern District of California in the first lawsuit. On December 7, 1995, the court granted SCE's motion for summary judgment on the sole outstanding claim against it, basing the ruling on the worker's compensation system being the exclusive remedy for the claim. Plaintiffs appealed this ruling to the Ninth Circuit Court of Appeals. On May 28, 1998, the Ninth Circuit Court affirmed the lower court's judgment in favor of SCE.

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

On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District Court for the Southern District of California in the third lawsuit. Plaintiffs also named Combustion Engineering and the Institute of Nuclear Power Operations as defendants. All trial court proceedings have been stayed pending the ruling of the Court of Appeals, issued by the Ninth

Circuit on May 28, 1998 affirming the lower court's judgment in favor of SCE, in the cases described in the above two paragraphs. A trial date has not yet been set.

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

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California in the fifth lawsuit. Plaintiffs also named Combustion Engineering. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. This case, with only the son as plaintiff, is expected to go to trial in early 1999.

On November 20, 1997, a former contract worker at San Onofre and his wife sued SCE in the Superior Court of California, County of San Diego in the sixth lawsuit. The case was removed to the U.S. District Court for the Southern District of California. SCE filed a motion to dismiss the complaint for failure to state a claim. In April 1998, the plaintiffs and SCE stipulated that SCE's motion to dismiss be granted and that the plaintiffs be given leave to file an amended complaint on or before May 11, 1998. On May 11, 1998, the plaintiffs filed a first amended complaint. On May 22, 1998, SCE filed an answer denying the material allegations of the first amended complaint. A pre-trial conference is scheduled for May 17, 1999.

                           False Claims Act Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, in September 1997, SCE became aware of a complaint filed in the Southern District of the U.S. District Court of California by a former San Onofre employee, acting at his own initiative on behalf of the United States under the False Claims Act, against SCE and SDG&E. SCE and SDG&E filed separate motions to dismiss this lawsuit on November 6, 1997. The former employee responded to both motions on December 20, 1997. SCE and SDG&E replied to the former employee's responses on January 13, 1998. Oral argument on the motion to dismiss was heard on January 20, 1998. On July 1, 1998, the U.S. District Court granted SCE's motion to dismiss. The court found that the filed rate doctrine barred the former employee's federal claims, but declined to rule on whether the state law claims would be likewise barred. Instead, the court declined to exercise jurisdiction over the state law claims in the wake of the dismissal of the federal claims. The period for appeal of the U.S. District Court's decision has passed. Mr. Rubaii did not file an appeal. As a result, this litigation at the U.S. District court is now dismissed with prejudice.

               Mohave Generating Station Environmental Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, on February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE, which operates Mohave, and the other three co-owners of Mohave Generating Station. The lawsuit alleges that Mohave has been violating various provisions of the Clean Air Act, the Nevada state implementation plan, certain Environmental Protection Agency orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the Clean Air Act, the maximum civil penalty obtainable is $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint and on April 10, 1998, a motion to dismiss was filed. The plaintiffs filed an opposition to the motion to dismiss and a motion for partial summary judgment on May 8, 1998. On May 29, 1998, SCE and the co-owners filed their reply brief to the plaintiffs' opposition. On June 15, 1998, the plaintiffs filed their final reply brief. SCE and the co-owners filed their final reply to plaintiffs' opposition on June 25, 1998. The initial ruling by the court on these motions is expected in early 1999.

In addition, on June 4, 1998, the plaintiffs served SCE and its co-owners with a 60-day supplemental notice of intent to sue. This supplemental notice identified additional causes of action as well as an additional plaintiff (National Parks and Conservation Association) to be added to the proceedings. On October 9, 1998, plaintiffs filed a motion to extend time to add a party and amend complaint. Notwithstanding their supplemental notice of intent to sue, plaintiffs missed the deadline pursuant to the court's Discovery Plan and Scheduling Order to file an amended complaint. On October 26, 1998, the co-owners filed a combined opposition to plaintiffs' motion to extend time to add a party and amend the complaint. Various discovery motions have been filed by both parties. It is not expected that these additional filings will substantially change the timetable for the court's initial ruling on the pending motions to dismiss and for partial summary judgment.

                       California Proposition 9 Litigation

As previously reported in Part II, Item 1 of the Registrant's quarterly Report on Form 10-Q for the quarter ended June 30, 1998, California voters will vote on Proposition 9, an initiative supported by various consumer groups, in California's November 3, 1998, general election. Proposition 9 would overturn major portions of California's electric industry restructuring legislation. Proposition 9 purports to: (1) require SCE and the other California investor-owned utilities to provide at least a 20% rate reduction to their residential and small commercial customers to be achieved through cutting payments for nuclear and other fossil generation transition costs; (2) eliminate cost recovery for nuclear generation plants and related assets and obligations (other than reasonable decommissioning costs), except to the extent such costs are recovered from competitive market sales through the Power Exchange or contracts with the Independent System Operator; (3) eliminate cost recovery for non-nuclear generation plants and related assets and obligations (other than costs associated with qualifying facilities), except to the extent such costs are recovered from competitive market sales through the Power Exchange or contracts with the Independent System Operator, unless the CPUC finds that the utilities would be deprived of the opportunity to earn a fair rate of return; and (4) prohibit the collection of any customer charges necessary to pay principal, interest and other costs on the rate reduction bonds or, if a court finds that the CPUC orders authorizing the collection of such charges are nevertheless enforceable, require the charges to be offset with a concurrent equal credit. Proposition 9's purported rate reduction would be in lieu of the 10% rate reduction for residential and small commercial customers that went into effect on January 1, 1998.

In May 1998, a coalition of California business organizations and utilities filed a petition for writ of mandate challenging Proposition 9 as illegal and unconstitutional on its face and seeking to have it removed from the November 1998 ballot. In July 1998, the petition was denied by the California Court of Appeal and an appeal was denied by the California Supreme Court.

Under the terms of a servicing agreement relating to the rate reduction notes, SCE (acting as the servicer) is required to take such legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of, or supplement to the electric industry restructuring legislation, the financing order issued by the CPUC, or the rights of holders of the property right authorized by the legislation and the financing order, by legislative enactment, voter initiative or constitutional amendment that would be adverse to holders of the rate reduction certificates.

Bankers Trust Company of California, N.A., acting as trustee for the holders of rate reduction certificates, has sent a letter to the holders of record on October 14, 1998, notifying them about certain actions the trustee is taking related to Proposition 9. The letter states that Proposition 9, if approved by the voters and upheld by the courts, would impair the rights of the holders and would lead to a default in the payment of principal and interest. The letter also states that Proposition 9, if approved, would breach the statutory and contractual pledge by the State of California not to limit or alter payment of principal and interest on the rate reduction certificates, and that such breach would constitute an event of default under the agreements pursuant to which the certificates were issued. Therefore, the letter states, the trustee is requesting authorization from the holders to commence litigation to enjoin Proposition 9 if it passes, to collect damages on behalf of the holders for the breach of the State's statutory and contractual pledge, and for other appropriate relief. The trustee's letter also attached letters from SCE, Pacific Gas and Electric Company, and San Diego Gas & Electric Company, in their capacities as servicers, restating their intention to comply with their obligations under the related agreements to take reasonable and necessary legal actions to overturn Proposition 9 if it is approved by the voters.

If California voters approve Proposition 9, legal challenges by the California utilities, including SCE, and others will ensue. SCE intends to vigorously challenge Proposition 9 as unconstitutional and to seek an immediate stay of its provisions pending court review of the merits of SCE's challenge. Although SCE believes the litigation arguments challenging the enforceability of Proposition 9 would be compelling, no assurances can be given whether or when Proposition 9 would be overturned.

SCE is unable to predict the outcome of this matter, but if Proposition 9 is voted into law, and not immediately stayed and ultimately invalidated by the courts, it could have a material adverse effect on SCE's results of operations and financial position as more specifically described in "California Voter Initiative" in Item 2 of Part 1 of this quarterly Report, which is hereby incorporated by reference.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 Restated Articles of Incorporation as amended through June 1, 1993 (File No. 1-2313, Form 10-K for the year ended
              December 31, 1993)*

         3.2 Certificate of Correction of Restated Articles of Incorporation of Southern California Edison Company as amended through June 1, 1993 (File No. 1-2313, Form 10-Q for the quarterly period ended September 30, 1997)*

         3.3 Bylaws as adopted by the Board of Directors effective September 17, 1998

         23.  Consent of Independent Public Accountants

         27.  Financial Data Schedule

(b)      Reports on Form 8-K:

         July 13, 1998  Item 5:  Other Events:    California Voter Initiative

         July 27, 1998  Item 5:  Other Events:    Proposition 9

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



                                     SOUTHERN CALIFORNIA EDISON COMPANY
                                                (Registrant)



                           By       R. K. BUSHEY
                                    -------------------------------------------
                                    R. K. BUSHEY
                                    Vice President and Controller



                           By       K. S. STEWART
                                    -------------------------------------------
                                    K. S. STEWART
                                    Assistant General Counsel and
                                    Assistant Secretary


October 30, 1998