Form 10-K
period 1998-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 1999-03-24
CIK 92103

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended     December 31, 1998

                          Commission File Number 1-2313
                       SOUTHERN CALIFORNIA EDISON COMPANY
             (Exact name of registrant as specified in its charter)

               California                                     95-1240335
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

        2244 Walnut Grove Avenue                            (626) 302-1212
          Rosemead, California         91770     (Registrant's telephone number,
(Address of principal executive      (Zip Code)         including area code)
        offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1999 there 434,888,104  shares of Common Stock outstanding, all of which are held by the registrant's parent holding company. The aggregate market value of registrant's voting stock held by non-affiliates was approximately $355,326,761 on or about March 19, 1999 based upon prices reported by the American Stock Exchange. The market values of the various classes of voting stock held by non-affiliates, as of March 19, 1999, were as follows:
CUMULATIVE  PREFERRED  STOCK  $99,626,761;   $100  CUMULATIVE  PREFERRED  STOCK
$255,700,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)   Designated portions of the Annual Report to
        Shareholders for the year ended
        December 31, 1998................................... Parts I, II and IV
(2)   Designated portions of the Joint Proxy Statement
        relating to registrant's 1999 Annual Meeting
        of Shareholders..................................... Part III

                                TABLE OF CONTENTS

Item                                                                      Page
                                                  Part I

1.      Business.........................................................    1
             Competitive Environment.....................................    1
             California Electric Utility Restructuring...................    1
             Regulation .................................................    4
             Rate Matters................................................    5
             Fuel Supply and Purchased Power Costs.......................   10
             Environmental Matters.......................................   11
             Year 2000 Issue.............................................   14
2.      Properties.......................................................   14
             Existing Generating Facilities..............................   14
             Construction Program and Capital Expenditures...............   16
             Nuclear Power Matters.......................................   16
3.      Legal Proceedings................................................   19
             Wind Generators' Litigation.................................   19
             Geothermal Generators' Litigation...........................   19
             Electric and Magnetic Fields (EMF) Litigation...............   20
             San Onofre Personal Injury Litigation.......................   21
             Mohave Generating Station Environmental Litigation..........   21
4.      Submission of Matters to a Vote of Security Holders..............   22
        Executive Officers of the Registrant.............................   22

                                     Part II

5.      Market for Registrant's Common Equity and Related
        Stockholder Matters..............................................   25
6.      Selected Financial Data..........................................   25
7.      Management's Discussion and Analysis of Results of
        Operations and Financial Condition...............................   25
7a.     Quantitative and Qualitative Disclosures About Market Risk.......   25
8.      Financial Statements and Supplementary Data......................   25
9.      Changes in and Disagreements with Accountants
        Accounting and Financial Disclosure..............................   25

                                    Part III

10.     Directors and Executive Officers of the Registrant...............   25
11.     Executive Compensation...........................................   26
12.     Security Ownership of Certain Beneficial
        Owners and Management............................................   26
13.     Certain Relationships and Related Transactions...................   26

                                     Part IV

14.     Exhibits, Financial Statement Schedules, and
             Financial Reports...........................................   26
             Reports on Form 8-K.........................................   27
             Report of Independent Public Accountants on
             Supplemental Schedules......................................   28
             Supplemental Schedules......................................   29
             Signatures..................................................   32
             Exhibit Index...............................................   33

                                     PART I

In this form 10-K, Southern California Edison Company (SCE) uses the words estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies that sets rates and implement the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including the beginning of direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest rates; new or increased environmental liabilities; the effects of the Year 2000 on computers; and other unforeseen events.

Item 1.  Business

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of Central and Southern California, excluding the City of Los Angeles and certain other cities. This area includes approximately 800 cities and communities and a population of more than 11 million people. SCE had 13,177 full-time employees at year-end 1998. During 1998, 31% of SCE's total operating revenue was derived from residential customers, 33% from commercial customers, 15% from sales to the power exchange (PX), 9% from industrial customers, 6% from public authorities, 5% from agricultural and other customers and 1% from resale customers. SCE comprises the major portion of the assets and revenue of its parent holding company, Edison International.

                             Competitive Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing. In the generation sector, SCE has experienced competition from nonutility power producers; and regulators are restructuring California's electric utility industry to facilitate additional competition. (See "Business of SCE -- California Electric Restructuring" below for a description of these changes.)

                    California Electric Utility Restructuring

Restructuring Decision -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure; competition and customer choice began on April 1, 1998. Key elements of the CPUC's restructuring decision included: creation of the PX and Independent System Operator (ISO); availability of customer choice for electricity supply and certain billing and metering services; performance-based ratemaking (PBR) for those utility services not subject to competition; voluntary divestiture of at least 50% of utilities' gas-fueled generation; and implementation of the Competition Transition Charge (CTC).

Restructuring Statute -- In September 1996, the State of California enacted legislation, Assembly Bill 1890 (AB 1890), to provide a transition to a competitive market structure. The statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. The statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. The statute also contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement, and related expenses.

Rate Reduction Notes -- In December 1997, after receiving approval from both the CPUC and the California Infrastructure and Economic Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes. Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected ten-year term through non-bypassable charges based on electricity consumption. There were originally seven classes of Notes. The first class, in the amount of $246.3 million, matured in December 1998. The remaining notes consist of six classes with maturities ranging from one to nine years, and bear interest ranging from 6.14% to 6.42%.

On November 3, 1998, California voters rejected the voter initiative designated as Proposition 9. Approximately 73% of the total votes cast were voted against the proposition. Proposition 9 would have prohibited the collection of the non-bypassable charges for the payment of the rate reduction notes and would have severely restructured SCE's recovery of transition costs.

1998 Activities -- During 1998, SCE implemented changes to comply with the restructuring elements required by the CPUC and with the restructuring statute. Beginning January 1, 1998:

o SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs, and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund.

o SCE's costs associated with hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirements and establishes a formula for the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs of transition to a competitive market environment.

o SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate is based on incurred costs, forecasts of future costs, and assumed market prices. Changes in the assumed market prices could materially affect these estimates. Potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which resulted from prior legislative and regulatory mandates, and $4.2 billion (including the effects of the sale of SCE's gas- and oil- fueled generation plants) from costs pertaining to certain generating assets and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) from providing service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. The issue was separated into two phases; Phase 1 addressed the rate-making issues and Phase 2 addressed the quantification issues.

o Major elements of the CPUC's CTC Phase 1 and Phase 2 decisions were: the establishment of a transition cost balancing account and annual transition cost proceedings; the setting of a market rate forecast for 1998 transition costs; the requirement that generation-related regulatory assets be amortized ratably over a 48-month period; the establishment of calculation methodologies and procedures for SCE to collect its transition costs from 1998 through the end of the rate freeze; and the reduction of SCE's authorized rate of return on certain assets eligible for transition cost recovery (primarily fossil- and hydroelectric-generation related assets) beginning July 1997, five months earlier than anticipated. SCE has filed an application for rehearing on the 1997 rate of return issue. The CPUC recently issued a decision agreeing in part with SCE. Although a lower rate of return was applied to the hydro and fossil assets for the period July 28, 1997 through November 21, 1997, the return was set at 7.35% rather than the 7.22% that was adopted in the earlier decision. This increase will result in an additional $425,000 in earnings compared to the original decision.

o Residential and small commercial customers who have begun receiving a 10% rate reduction are repaying the rate reduction notes issued in December 1997 through non-bypassable charges based on electricity consumption. (See "California Electric Utility Restructuring-Rate Reduction Notes" above for additional discussion.)

Effective April 1, 1998:

o The ISO assumed operational control of the transmission system on March 31, 1998, after the ISO and PX began accepting bids and schedules for electricity purchases. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, will be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a ten-year period.

o Customers can choose to purchase energy from new retailers called Electric Service Providers (ESPs). As of December 31, 1998, approximately 47,000 customers are purchasing their energy from ESPs. All other customers are purchasing energy from SCE, and SCE is in turn purchasing the energy it supplies to them from the PX. Regardless of whom the customers choose to supply their energy, SCE provides transmission and distribution services to all customers within its service territory. All customers of SCE transmission and distribution services also are paying the CTC, regardless of their choice of energy supplier.

o Customers have options regarding metering, billing, and related services (referred to as revenue cycle services) provided by California's investor-owned utilities. ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide such a consolidated bill to the customer, or elect to have both the ESP and the utility bill for respective charges. Customers with maximum demand above 20 kWh (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. Beginning in January 1999, all customers may make these choices. SCE may experience a reduction in revenue security as a result of this unbundling.

o In September 1998, the CPUC issued a decision requiring SCE to provide credits beginning on January 1, 1999, to customers who elect to obtain revenue cycle services from an ESP. The credits are based on the net cost savings to SCE as a result of no longer providing these services. The CPUC, however, has also begun a proceeding to consider whether the RCS credits should be increased to reflect the prices likely to prevail in a competitive market for RCS services. If the CPUC adopts credits based on this premise, SCE has advocated that the resulting difference between payments for the credits and costs actually avoided be recovered from all customers in a competitively neutral manner.

During 1998, SCE sold all of its gas- and oil- fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because AB 1890 and the restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments, and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed related to the application of asset impairment standards to these assets. Using this guidance resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that make the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.4 billion, after tax, at December 31, 1998) as a one-time, non-cash charge against earnings.

If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.


Transmission Owners Tariff and Wholesale Distribution Access Tariff -- On March 31, 1997, SCE filed a transmission owners tariff with the FERC, in conjunction with the ISO and PX tariffs, also filed on that date. Together, these tariffs set forth the rate design and terms and conditions for transmission service provided over SCE's facilities over which the ISO will have operational control. The transmission owners tariff also sets forth SCE's proposed transmission access charge. Additionally, on March 31, 1997, SCE filed a wholesale distribution access tariff. The FERC accepted the tariffs for filing, subject to refund, effective April 1, 1998.

                                   Regulation

SCE's retail operations are subject to regulation by the CPUC. The CPUC has the authority to regulate, among other things, retail rates, issuances of securities, and accounting practices. SCE's wholesale operations are subject to regulation by the FERC. The FERC has the authority to regulate wholesale rates as well as other matters, including transmission service pricing, accounting practices, and licensing of hydroelectric projects.

SCE is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning, and siting of SCE's power plants within California are subject to the jurisdiction of the California Energy Commission and the CPUC. SCE is subject to the rules and regulations of the California Air Resources Board and local air pollution control districts with respect to the emission of pollutants into the atmosphere; the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes. SCE is also subject to regulation by the EPA, which administers certain federal statutes relating to environmental matters. Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

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

The Department of Energy (DOE) has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, solar energy development, power plant fuel use and disposal, coal conversion, electric sales for export, public utility regulatory policy, and natural gas pricing.

On December 16, 1997, the CPUC adopted a decision which established new rules governing the relationship between California's natural gas local distribution companies, electric utilities, and certain of their affiliates. While SCE and its affiliates have been subject to affiliate transaction rules since the establishment of its holding company structure in 1988, these new rules are more detailed and restrictive. On December 31, 1997, SCE filed a preliminary compliance plan which set forth SCE's implementation of the new affiliate transaction rules. This preliminary compliance plan was supplemented by an additional filing made on January 30, 1998. In September 1998, the CPUC issued a Resolution accepting certain portions of SCE's compliance plan and rejecting others. SCE filed a revised compliance plan in October 1998 as ordered. No party protested that revised plan.

The new affiliate transaction rules apply to all utility transactions, including electric utilities, with affiliates engaging in the production of products that use electricity or the providing of services that relate to the use of electricity. Edison International is not subject to these new affiliate transaction rules and continues to be subject to the prior rules. The new affiliate transaction rules are structured to address CPUC concerns regarding market power and cross-subsidization arising out of the new competitive electricity market in California. The new rules are categorized into nondiscrimination standards, disclosure and information standards, and separation standards. The new rules also set forth requirements and restrictions on the utility's offering of certain products and services.

The CPUC has modified certain of the rules in response to petitions from various parties. SCE is still awaiting CPUC decisions on its compliance plan (which includes SCE's interpretation of the rule governing affiliate use of the utility's name and logo, on a petition for limited exemptions from that rule, and on SCE's filing relating to utility products and services that produce other operating revenue. The CPUC decision concerning the name and logo rule may affect the disposition of a pending complaint against SCE filed by the CPUC's Office of Ratepayer Advocates (ORA) and The Utility Reform Network with the CPUC, which complaint alleges a violation of that rule by Edison Source in a bulk mailing in 1998.

SCE has not yet been materially affected by the new affiliate transaction rules, and it projects that the rules will not materially affect its results of operation or its financial position in the future.

                                  Rate Matters

CPUC Retail Ratemaking

The CPUC regulates the charges for services provided by SCE to its retail customers. As discussed above in the section on California Electric Utility Restructuring, the nature in which the CPUC regulates SCE is changing. The CPUC has issued final decisions regarding direct access, transition cost recovery, and rate unbundling in the restructuring of the electric industry. In 1998, these decisions affected cost recovery and rate regulation, and authorized new ratemaking mechanisms which were implemented, replacing the Electric Revenue Adjustment Mechanism, Energy Cost Adjustment Clause (ECAC) and base rates mechanism (collectively, the "pre-restructuring ratemaking mechanisms") described in prior annual and quarterly reports filed with the SEC.

Total rates for all customers are frozen at June 10, 1996 levels, although residential and small commercial customers have received a 10% reduction from the June 10, 1996 rate levels beginning on January 1, 1998. These rate levels will remain in effect for the remainder of the transition period. Under these frozen rates, individual rate components (distribution, transmission, nuclear decommissioning, and public purpose programs) are determined according to CPUC- or FERC-authorized mechanisms, with the generation rate determined residually by subtracting these other components from the total rate. Beginning for rates effective in 1999, the consolidation of the individual rate component changes and the calculation of the residual generation rate are set forth for CPUC approval as part of the Revenue Adjustment Proceeding (RAP). On June 1, 1998, SCE filed its first annual RAP Report in compliance with Commission directives to: 1) consolidate authorized rates and revenue requirements associated with various proceedings and mechanisms; 2) verify the residual CTC revenue calculation in the Transition Revenue Account; 3) verify the regulatory account balances which were transferred to the TCBA on January 1, 1998; 4) streamline certain balancing and memorandum accounts; and 5) review the PX charge/credit calculation. SCE anticipates a final 1998 RAP decision in the second quarter of 1999.

The CPUC is considering unbundling SCE's cost of capital based on major utility functions. In May 1998, SCE filed an application on this issue and hearings were completed in October 1998. A CPUC decision is expected in early to mid 1999.

Distribution Rates

Distribution cost recovery is made through a distribution PBR mechanism currently authorized through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost of capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations. (See "California Electric Utility Restructuring-1998 Activities" above for additional discussion.)

Transmission Rates

With the commencement of the ISO and PX on March 31, 1998, transmission cost recovery is now under FERC authority. Prior to such commencement, transmission cost recovery was combined with distribution cost recovery through a transmission and distribution PBR mechanism.

Nuclear Decommissioning and Public Purpose Program Rates

Recovery of SCE's nuclear decommissioning costs and legislatively mandated public purpose program funding is made through rates set to recover 100% of these costs. Public purpose programs include cost effective energy efficiency, research, renewable technology development, and low income programs.

Generation Rates

Effective with the commencement of the ISO and PX operations, generation costs are subject to recovery through the market price and the CTC. Revenue available to recover the uneconomic generation costs subject to recovery through the CTC will be determined residually by subtracting the other rate components from the total rates. This residual revenue will first be allocated to recovery of FERC-authorized ISO charges for transmission support and for purchases from the PX, and then to recovery of transition costs. Transition costs associated with QF (Qualifying Facilities) and interutility contracts and the acceleration of sunk cost recovery will be subject to annual reasonableness review by the CPUC.

Transition cost recovery for most utility generation assets will terminate on the earlier of March 31, 2002, or when these costs are fully collected. (See "California Electric Utility Restructuring-1998 Activities" above for additional discussion.)

Annual Transition Cost Proceeding (ATCP)

In 1997, the CPUC established the ATCP as the proceeding to determine whether SCE's Transition Cost Balancing Account (TCBA) entries are recorded pursuant to applicable CPUC decisions and AB 1890, and that certain expenses are justified. This proceeding includes matters that for periods prior to July 1, 1998, were considered by the CPUC pursuant to ECAC proceedings. (See "Annual Energy Cost Adjustment Clause Proceedings" below for additional discussion.)

On September 1, 1998, SCE filed its first ATCP Report with the CPUC and requested that entries made to the TCBA and applicable generation-related memorandum accounts during the record period of January 1, 1998 through June 30, 1998 be found to be justified and in compliance with applicable Commission decisions and AB 1890. In addition, SCE requested the Commission to find for the record period that SCE's: 1) purchased power contract administration is justified; 2) coal contract costs are justified; 3) gas fuel procurement and management activities are justified; 4) recorded employee-related costs are justified; 5) proposal for retaining or eliminating generation-related balancing and memorandum accounts is justified; and 6) jurisdictional allocation of transition costs and other generation-related costs should be based upon recorded kWh. SCE anticipates a final 1998 ATCP decision in December, 1999.

Recovery of Restructuring Implementation Costs

The legislature, recognizing that costs accommodating the implementation of direct access, the ISO, and the PX would have to be recovered from within the rates that were frozen at June 1996 levels by other provisions of AB 1890, provided a mechanism to insure that such recovery could occur without impairing the utilities' ability to recover their stranded costs from within frozen rates. This mechanism is contained in Section 376 of the Public Utilities Code. In May 1998, Edison filed an application with the CPUC to identify the categories of costs which satisfy the conditions of Section 376, and to establish the reasonableness of those costs incurred in 1997. The CPUC split the application into two phases. Evidentiary hearings on Phase 1, which addressed the eligibility of cost categories for recovery pursuant to Section 376, concluded in November 1998. A proposed decision on Phase 1 was issued by the administrative law judge (ALJ) on March 11, 1999, accompanied by an alternate decision drafted by the assigned commissioner in the proceeding. The alternate decision differs in only minor respects from that of the ALJ. Neither of these decisions is binding on any party until acted upon by the full CPUC, which may adopt one or the other of these proposed decisions, modify them, or issue an entirely new decision. Both of these proposed decisions reject SCE's request for a determination of eligibility under Section 376 for several major categories of costs. These proposed decisions further state that even for the cost categories they approve for Section 376 eligibility, costs incurred in those categories after December 31, 1998 would not be eligible. Instead, these proposed decisions would have SCE recover many of the costs identified in its application from "market revenues," although the decisions fail to identify that market and no specific mechanism or authority to recover such costs from any market has yet been established. SCE disagrees with much of the conclusions reached in these proposed decisions and will file comments to that effect. A final decision from the CPUC is currently scheduled for April 22, 1999, but may be delayed beyond that date. Under both of the proposed decisions, the reasonableness of 1997 and 1998 expenditures for eligible costs under Section 376 would be addressed in a separate application later this year.

Annual Energy Cost Adjustment Clause Proceedings

Ending in 1998, SCE filed ECAC applications each year with the CPUC regarding its fuel and purchased power expenses, seeking the CPUC's determination that SCE's fuel and purchased power costs, including payments to QFs, were reasonable. These matters are respectively referred to herein as "non-QF matters" and "QF matters."

     QF MATTERS

In a decision issued in September 1998, the CPUC found SCE's administration of QF contracts and payments to QF projects (hereinafter referred to as "SCE's QF activities") for the 1992 ECAC to be reasonable. Review of purchases from three QF projects were deferred because of a pending civil proceeding. The 1992 ECAC was closed, subject to a petition to reopen or modify the decision regarding the deferred QF projects.

The 1993 through 1997 ECAC applications were consolidated for purposes of reviewing QF activities for these years. ORA issued its review in two different reports in 1998. ORA contested only the reasonableness of SCE's administration of one QF contract known as the Arbutus project. ORA claimed $3.6 million should be disallowed from recovery. On January 21, 1999 an administrative law judge
(ALJ) issued a decision finding SCE's actions with respect to the administration of the Arbutus contract to be reasonable. The ALJ also confirmed a disallowance of $16.3 million related to the Mojave Cogeneration Company project for the years 1992 through 1997. On March 4, 1999, the CPUC issued its decision, upholding the recommendations of the ALJ. Accordingly, SCE will credit its Electric Deferred Refund Account in the amount of $16.3 million, plus applicable interest, within 30 calendar days after the effective date of the decision. Any recovery SCE receives from the Arbutus bankruptcy proceeding will be credited to SCE's TCBA. This decision closes the 1993, 1994, 1995, 1996, and 1997 Applications, subject to being reopened for the limited purpose of considering issues related to the three projects deferred from the 1992 ECAC proceeding.

ORA issued its report on the 1998 ECAC period on February 19, 1999. ORA did not identify any reasonableness issues associated with SCE's QF activities during the 1998 period.

     NON-QF MATTERS

     1994 Annual ECAC Record Period

SCE filed its non-QF Reasonableness of Operations Report on May 27, 1994 for the period April 1, 1993 through March 31, 1994. This report addresses power purchases and exchanges, and the operation of hydroelectric, coal, gas, and nuclear resources. The non-QF issues were bifurcated, with the gas procurement issues being separated from other non-QF issues. On August 2, 1996, the CPUC issued a decision finding that SCE's non-QF, non-gas procurement activities were reasonable.

ORA recommended a $13.3 million disallowance for costs incurred from November 1993 through March 1994 associated with SCE's Canadian gas supply and transportation contracts.

On October 17, 1996, the ALJ granted ORA's motion to consolidate the 1994 and 1995 record periods for the limited purpose of addressing the gas reasonableness issues.

On July 11, 1997, ORA and SCE executed a Settlement Agreement. The basic elements of the settlement include: 1) a $39 million disallowance for Canadian gas costs incurred through December 31, 1996; 2) a disallowance of $257,000 per month, per contract, for each of SCE's four supply contracts for Canadian gas costs beginning after January 1, 1997, and continuing until each of the commodity contracts are terminated (one supply agreement was terminated on May 1, 1997, and the remaining three supply agreements were terminated on July 1,
1997); 3) a cost sharing mechanism in lieu of reasonableness review, whereby shareholders would absorb at least 20% of the termination or restructuring costs associated with the Canadian supply and transportation contracts and at least 5% of the termination or restructuring costs associated with the El Paso transportation contract which the CPUC has already found reasonable (a portion of these termination or restructuring costs associated with the cost sharing mechanisms would be flowed through to ratepayers through the Energy Deferred Refund Account); and 4) agreement that all other costs incurred under these contracts, including the termination, buy-down and/or buy-out costs are reasonable and should be determined to be reasonable by the CPUC.

On December 3, 1997, the CPUC issued a decision approving the settlement between SCE and ORA. On March 12, 1998, the CPUC approved an advice letter ordering SCE to refund $65 million covering all settlement costs for the 1994, 1995, 1996, and 1997 ECAC record periods. The settlement has been fully reflected in SCE's financial statements.

     1995 Annual ECAC Record Period

SCE filed its reasonableness of operations testimony on May 26, 1996 for the period April 1, 1994 through March 31, 1995 addressing power purchases and exchanges, and the operation of hydroelectric, coal, gas, and nuclear resources for the period April 1, 1994, through March 31, 1995. In May 1996, ORA issued its reasonableness report on several non-QF reasonableness issues. The report recommended a $6.6 million disallowance for replacement fuel expenses associated with 64 outage days due to the Palo Verde Unit 2 steam generator tube rupture in 1993, and for nuclear fuel expenses that were later withdrawn by ORA. SCE and ORA executed a stipulation on December 18, 1997, subsequently approved by the CPUC on February 19, 1998, resolving the Palo Verde issue by agreeing to a disallowance of $318,540 plus interest which is the replacement fuel expense associated with six outage days.

     1997 Annual ECAC Record Period

On May 30, 1997, SCE filed its annual reasonableness report requesting that the CPUC find reasonable its fuel and purchased-power costs recorded during the period of April 1, 1996, through March 31, 1997.

ORA's review of the non-QF operations and costs has been consolidated with its review of the non-QF operations and costs for the 1996 ECAC record period. ORA filed its report on August 18, 1997. In its report, ORA recommended, among other things: 1) a disallowance of $360,000 associated with an outage at the coal-fired Four Corners Generating Station; 2) a $200,000 adjustment to the costs recorded in SCE's Catastrophic Events Memorandum Account, and 3) a recommendation that SCE's execution of its natural gas transportation contract with Southwest Gas Corporation be found unreasonable for purposes of CTC eligibility. The January 1998 hearings resulted in a CPUC decision issued on October 22, 1998, adopting the proposed disallowances. The decision found the execution of the Southwest Gas contract reasonable and therefore, any uneconomic costs associated with the contract will be subject to CTC recovery. The remainder of SCE's non-QF costs and expenses were also found reasonable.

On December 21, 1998, SCE filed a petition for modification of the above decision alleging that it erroneously stated that SCE may seek recovery of its Nuclear Unit Incentive Procedure (NUIP) rewards in the Revenue Allocation Proceeding. The CPUC found that SCE's calculation of the NUIP reward was reasonable and it was an error for the Commission to order another reasonableness review of these rewards which totaled $15,238,778 plus interest. The February 18, 1999, CPUC decision granted SCE's petition to modify the 1998 decision and authorized the booking of the NUIP rewards into the TCBA.

     1998 Annual ECAC Record Period

On February 19, 1999, ORA issued its Reasonableness Report and made the following recommendations. ORA found that SCE's costs ($239.1 million) recorded in the ISO/PX Implementation Delay Memorandum Account (IPDMA) properly reflected the ISO/PX expenses that accrued during the three month delay in the commencement of ISO/PX operations. ORA also required SCE to include a showing that it undertook all practicable steps to minimize the delay with its request for the recovery of IPDMA costs. ORA found no evidence to show that SCE caused a delay in the ISO/PX implementation. ORA found that SCE had correctly calculated its NUIP rewards for Palo Verde Units 2 and 3. The NUIP rewards calculated for Unit 2 and 3 were $2.5 million and $1.6 million, respectively. ORA recommended two coal generation related disallowances seeking replacement fuel costs based on December 1997 outages of Mojave Units 1 and 2 in the amount of $2.4 million, and a $1.6 million disallowance related to an outage at Four Corners Unit 5. ORA also recommended disallowances totaling $5.6 million plus interest, to correct for audit errors. SCE is investigating the facts behind these recommended disallowances recommendations and expects to file rebuttal testimony on April 26, 1999. Hearings are scheduled in May 1999.

Palo Verde

In January 1997, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $1.2 billion in Palo Verde Units 1, 2, and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. The future operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001. Beginning January 1, 1998, the balancing account became part of the CTC mechanism. The existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. Beginning in 2002, SCE will be required to share the net benefits received from the operation of Palo Verde equally with ratepayers.

San Onofre Nuclear Generating Station Units 2 and 3

In April 1996, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and 3. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. San Onofre's operating costs, including nuclear fuel, nuclear fuel financing costs, and incremental capital expenditures, are recovered through an incentive pricing plan which allows SCE to receive about 4.0(cent) per kWh through December 31, 2003. Beginning January 1, 1998, the accelerated plant recovery and incremental cost incentive pricing became part of the CTC mechanism. Beginning in 2004, SCE will be required to share the net benefits received from operation of San Onofre Units 2 and 3 equally with ratepayers.

New Accounting Rules

A recently issued accounting rule requires that costs related to start-up activities be expensed as incurred, effective January 1, 1999. SCE does not expect this new accounting rule to materially affect its results of operations or its financial position.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which will be effective January 1, 2000, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability, or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

                      Fuel Supply and Purchased Power Costs

Since April 1, 1998, SCE has been required to purchase all power for distribution to retail customers from the PX. In 1998, fuel and purchased-power costs, excluding that purchased from the PX, were approximately $3.1 billion, which was a 20% decrease from the costs in 1997.

SCE's sources of energy during 1998 were as follows: 54% purchased power; 4% natural gas; 22% nuclear; 13% coal; and 7% hydro.

Average fuel costs, expressed in (cent) per kWh, for the year ended December 31, 1998, were: oil, 6.03(cent); natural gas, 3.06(cent); nuclear, 0.48(cent); and coal, 1.23(cent).

Natural Gas Supply

As a result of the sale of all of its gas-fired generating stations, SCE has terminated four long-term natural gas supply and three long-term gas transportation contracts which had been used to import gas from Canada. In addition, SCE has exercised an option under its 15-year gas transportation commitment with El Paso Natural Gas Company to reduce its capacity obligation from 200 million to 130 million cubic feet per day.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre through the years indicated below:

      Uranium concentrates(*).......................................     2003
           Conversion...............................................     2003
           Enrichment...............................................     2003
           Fabrication..............................................     2005
---------------
(*) Assumes the San Onofre participants meet their supply obligations in a timely manner.

Assuming normal operation and full utilization of existing on-site storage capacity, San Onofre Units 2 and 3 will maintain full-core offload reserve through 2005. The Nuclear Waste Policy Act of 1982 requires that the DOE provide for the disposal of utility spent nuclear fuel beginning January 31, 1998. The DOE has defaulted on its obligation to begin acceptance of spent nuclear fuel from the commercial nuclear industry by that date. Additional spent fuel storage either on-site or at another location will be required to permit continued operations beyond 2005.

Participants at Palo Verde have contractual agreements for uranium concentrates to meet projected requirements through 2000. Independent of arrangements made by other participants, SCE will furnish its share of uranium concentrates requirement through at least 1999 from existing contracts. Contracts covering 100% requirements are in place for conversion through 1998, enrichment through 2002, and fabrication through 2016.

Assuming normal operation and regulatory approval for more condensed on-site spent fuel storage, Palo Verde Units 1, 2, and 3 will maintain full-core offload reserve until the spring of 2002, fall of 2002, and spring of 2003, respectively. Arizona Public Service, operating agent for Palo Verde, has commenced construction of an interim fuel storage facility that it projects will be completed in 2002.

                              Environmental Matters

Legislative and regulatory activities in the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, and nuclear control continue to result in the imposition of numerous restrictions on SCE's operation of existing facilities, on the timing, cost, location, design, construction, and operation by SCE of new facilities, and on the cost of mitigating the effect of past operations on the environment. These activities substantially affect future planning and will continue to require modifications of SCE's existing facilities and operating procedures. SCE is unable to predict the extent to which additional regulations may affect its operations and capital expenditure requirements.

The Clean Air Act (CAA) provides the statutory framework to implement a program for achieving national ambient air quality standards in areas exceeding such standards and provides for maintenance of air quality in areas already meeting such standards.

The CAA as amended in 1990, and as implemented within the South Coast Air Quality Management District (SCAQMD) and other California districts, required SCE to reduce emissions of oxides of nitrogen from its generating stations. During 1998, SCE sold all of its oil- and gas-fueled generating stations within the Mohave Desert Air Quality Management District, Ventura County Air Pollution Control District, and in the Santa Barbara County Air Pollution Control District. SCE has sold all but one of its oil- and gas-fired generating stations within the SCAQMD. The remaining plant, the Pebbly Beach Generating Station, supplies power to Santa Catalina Island. After the sale of its oil- and gas-fueled generating stations, SCE commenced operation of the facilities under operation and maintenance contracts with the individual owners except for two plants that ceased operation during 1998. SCE will continue to operate or, where applicable, commence operating those divested facilities as active generating stations for the required two-year period specified by California's restructuring statute implementing deregulation of electric utilities in the state. SCE's operation of the stations under these operation and maintenance contracts is at the direction and expense of the new owners. SCE is responsible for maintaining the environmental permits for the plants. The new owners, not SCE, are responsible for the purchase and installation of emissions control equipment, and for obtaining trading credits required for the plants under the Regional Clean Air Incentives Market within the SCAQMD.

The CAA does not require any other significant emissions control expenditures that are identifiable at this time. The Environmental Protection Agency (EPA) plans to issue its final rulemaking regarding regional haze regulations in mid-1999. The EPA and SCE are also expected to conclude a cooperative tracer study of sulfur dioxide emissions from the Mohave Generating Station (Mohave) in early 1999. The study is currently evaluating potential impact from Mohave emissions on haze within the Grand Canyon National Park. On February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE and the other co-owners of Mohave alleging violations, over the last five years of the CAA, the Nevada State Implementation Plan, and applicable air quality permits relating to opacity and sulfur dioxide emission limits. (See, "Southern California Edison Company-Mohave Generating Station Environmental Litigation" below for additional discussion.) SCE has asked Business for Social Responsibility and Environment Now, two well respected organizations, to convene a collaborative of interested stakeholders to discuss the best way to resolve this issue. In anticipation of this dialogue, SCE has proposed to install a dry scrubber, baghouse, and low-NOx burners at Mohave by 2008. This proposal, however, is subject to discussion and modification as part of the collaborative. The acid rain provisions of the amended CAA also put an annual limit on sulfur dioxide emissions allowed from power plants. SCE has received more sulfur dioxide allowances than required for its projected operations. Until the collaborative process is completed and a firm requirement adopted, SCE expects to meet all of the present regulations through improved operations at Mohave.

The CAA also requires the EPA to carry out a three-year study of risk to public health from the emissions of toxic air contaminants from electric utility steam generating plants, and to regulate such emissions if required. The study's final report to Congress concluded that mercury from coal-fired utilities is the hazardous air pollutant of greatest potential concern and merits additional research and monitoring to better understand the risks of mercury exposure. Other pollutants that may potentially need further study are dioxins and arsenic from coal-fired plants, and nickel from oil-fired plants. The EPA concluded that the impacts from emissions from gas-fired utilities are negligible and that there is no need for further evaluation of the risks of hazardous air pollutants.

Regulations under the Clean Water Act require permits for the discharge of certain pollutants into U.S waters. Under this act, the EPA issues effluent limitation guidelines, pretreatment standards, and new source performance standards for the control of certain pollutants. Individual states may impose more stringent limitations. SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to steam electric power plants. SCE presently has discharge permits for all applicable facilities.

The Safe Drinking Water and Toxic Enforcement Act prohibits the exposure to individuals of chemicals known to the State of California to cause cancer or reproductive harm and the discharge of such listed chemicals into potential sources of drinking water. Additional chemicals are continuously being put on the state's list, requiring constant monitoring.

The Resource Conservation and Recovery Act (RCRA) provides the statutory authority for the EPA to implement a regulatory program for the safe treatment, recycling, storage, and disposal of solid and hazardous wastes. An unresolved issue remains regarding the degree to which coal wastes should be regulated under the RCRA. Increased regulation may result in increased expenses relating to the operation of Mohave.

The Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of polychlorinated biphenyls, a toxic substance used in certain electrical equipment. Current costs for disposal of this substance are immaterial.

SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at discounted amounts).

SCE's recorded estimated minimum liability to remediate its 49 identified sites is $171 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $88 million of its recorded liability, through an incentive mechanism (SCE may ask to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates (shareholders fund the remaining 10%), with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $141 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1998 were $7 million.

Based on currently available information, SCE believes that it is unlikely that it will incur amounts in excess of the upper limit of the estimated range and, based upon the CPUC's regulatory treatment of environmental-cleanup costs, SCE believes that costs ultimately recorded will not materially affect its results of operations or its financial position. There is no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

SCE's projected environmental capital expenditures are $900 million for the 1999-2003 period. These expenditures are mainly for aesthetic treatment, including undergrounding certain transmission and distribution lines.

                                 Year 2000 Issue

Many of SCE's existing computer systems identify a date by using only six digits instead of eight. If not appropriately addressed, these programs could fail or create erroneous results when attempting to process information containing dates after December 31, 1999. This situation has been referred to generally as the Year 2000 Issue.

SCE has a comprehensive program in place to address potential Year 2000 impacts. SCE divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing, and implementation. Edison International provides overall coordination of this effort, working with SCE and their business units.

Remediation of SCE's key financial systems for the Year 2000 Issue was completed in 1997. SCE's informational and operational systems have been assessed, and detailed plans have been developed to address modifications required to be completed, tested, and operational by December 31, 1999. Year 2000 readiness preparations for SCE's mainframe financial systems were completed in the fourth quarter of 1997, and preparations for SCE's material management system were completed in the second quarter of 1998. SCE's customer information and billing system is in the process of being replaced with a system designed to be Year 2000-ready and final conversion activities are expected to be completed by the first quarter of 1999. SCE's distributed computing assets include operations and business information systems. SCE's critical operations information systems include outage management, power management, and plant monitoring and access retrieval systems. SCE's business information systems include a data acquisition system for billing, the computer call center support system, credit support, and maintenance management. SCE's current estimate of the costs to complete these modifications, including the cost of new hardware and software application modification, is $72 million, about 40% of which is expected to be capital costs. SCE's Year 2000 costs expended through December 31, 1998, were $35 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for utility-related modifications. SCE expects its Year 2000 date conversion project to be completed on a timely basis, with no material adverse impact to its results of operations or financial position.

Another aspect of SCE's program involves developing contingency plans. Final drafts of such plans are expected to be completed by March 1999, with management approval thereof scheduled for May 1, 1999. These plans will continue to be revised and enhanced as the year 2000 approaches.

SCE's objectives for the Year 2000 readiness of critical systems was to be 75% complete by year-end 1998, and to be 100% complete by July 1999. SCE was 80% complete at year-end 1998 and is on track to meet its July 1999 goal.

SCE's Year 2000 date conversion project includes an assessment of critical interfaces with the computer systems of others, and it does not expect a material adverse effect on its operating and business functions from the Year 2000 Issue. (See item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition -- "Year 2000 Issue" below for additional discussion.)

Item 2.  Properties

                         Existing Generating Facilities

SCE owns and operates one diesel-fueled generating plant located on Santa Catalina island, 36 hydroelectric plants, and an undivided 75.05% interest (1,614 MW net) in Units 2 and 3 at San Onofre.

These plants are located in Central and Southern California. By the end of 1998, SCE had sold all 12 of its gas-fueled generating plants.

SCE also owns a 15.8% share of the Palo Verde (579 MW net) Nuclear Generating Station which is located near Phoenix, Arizona. SCE owns a 48% undivided interest (754 MW) in Units 4 and 5 at the Four Corners Generating Station, which is a coal-fueled steam electric generating plant located in New Mexico. Palo Verde and Four Corners are operated by other utilities. SCE operates and owns a 56% undivided interest (885 MW) in the Mohave Generating Station, which consists of two coal-fueled steam electric generating units in Clark County, Nevada. At year-end 1998, the existing SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 43.9% nuclear, 32.8% coal, 23.1% hydroelectric, and 0.2% oil.

San Onofre, Four Corners, certain of SCE's substations and portions of its transmission, distribution and communication systems are located on lands of the
U. S. or others under (with minor exceptions) licenses, permits, easements or leases, or on public streets or highways pursuant to franchises. Certain of such documents obligate SCE, under specified circumstances and at its expense, to relocate transmission, distribution, and communication facilities located on lands owned or controlled by federal, state, or local governments.

The 36 hydroelectric plants, some with related reservoirs, currently having an effective operating capacity of 1,156 MW, and are, with five exceptions, located in whole or in part on lands of the U.S. pursuant to, 30 to 50 year governmental licenses that expire at various times between 1998 and 2026. Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, FERC has the authority to issue new licenses to third parties, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. Any new licenses issued to SCE are expected to be issued under terms and conditions less favorable than those of the expired licenses. SCE's applications for the relicensing of certain hydroelectric projects with an aggregate effective operating capacity of 115.57 MW are pending. The SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired, have been issued annual licenses, which will be renewed until the new licenses are issued.

In 1998, SCE's peak demand was 19,935 MW, set on August 31, 1998. Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds (Trust Indenture), of which approximately $2.5 billion in principal amount was outstanding on December 31, 1998. Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust Indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or unsubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in Four Corners and the related easement and lease referred to below may be so considered.

SCE's rights in the Four Corners Project, which is located on land of The Navajo Nation of Indians under an easement from the U. S. and a lease from The Navajo Nation, may be subject to possible defects. These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and The Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against The Navajo Nation without Congressional consent, possible impairment or termination under certain circumstances of the easement and lease by The Navajo Nation, Congress, or the Secretary of the Interior, and the possible invalidity of the Trust Indenture lien against SCE's interest in the easement, lease, and improvements on the Four Corners Project.

                  Construction Program and Capital Expenditures

Cash required by SCE for its capital expenditures totaled $861 million in 1998, and $685 million in 1997 and $616 million in 1996. Construction expenditures for the 1999-2003 period are forecasted at $3.9 billion.

In addition to cash required for construction expenditures for the next five years as discussed above, $2.4 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCE's estimates of cash available for operations for the five years through 2003 assume, among other things, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital. SCE's estimates and underlying assumptions are subject to continuous review and periodic revision.

The timing, type, and amount of all additional long-term financing are also influenced by market conditions, rate relief, and other factors, including limitations imposed by SCE's Articles of Incorporation and Trust Indenture.

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

In 1996, the CPUC adopted SCE's San Onofre Unit 2 and 3 proposal under which SCE would have recovered its remaining investment in these San Onofre Units at a reduced rate of return of 7.35%, but on an accelerated basis during the eight-year period from the effective date in 1996 through December 31, 2003. AB 1890, however, requires the recovery of the San Onofre investment to be completed by December 31, 2001. In addition, the traditional cost-of-service ratemaking for San Onofre Units 2 and 3 was superseded by an incentive pricing plan in which SCE's customers pay a preset price for each kWh of energy generated at San Onofre during the eight-year period. AB 1890 allows for the continuation of the incentive pricing plan through December 31, 2003. SCE was compensated for the incremental costs required for the continued operation of San Onofre Units 2 and 3 with revenue earned through the incentive pricing plan. SCE also retained the ability to request recovery of the cost of fuel consumed for generation of replacement energy for periods in which San Onofre will not generate power through ECAC filings and, beginning in 1998, as part of ATCP. AB 1890 also allows SCE to continue to collect funds for decommissioning expenses through traditional ratemaking treatment.

On July 16, 1997, the CPUC approved SCE's request to transfer the recorded net investment in San Onofre Units 2 and 3 step-up transformers to San Onofre Units 2 and 3 sunk costs for recovery by December 31, 2001, at a reduced rate of return of 7.35%.

On August 21, 1997, the CPUC approved San Diego Gas & Electric's (SDG&E) and SCE's Joint Petition to Modify, requesting continued recovery of certain corporate administrative and general costs allocable to San Onofre Units 2 and 3, at rates of 0.28(cent) and 0.21(cent) per kWh, respectively, for the period January 1, 1998, through December 31, 2003.

In 1996, SCE filed its Palo Verde Proposal Application requesting adoption of a new rate mechanism for Palo Verde consistent with that of San Onofre Units 2 and
3. On November 15, 1996, SCE, ORA, and TURN entered into a settlement agreement, which was approved by the CPUC on December 20, 1996, regarding SCE's Palo Verde Proposal Application which now allows SCE to recover its remaining investment in the Palo Verde units by December 31, 2001, at a reduced rate of return of 7.35% consistent with AB 1890. The settling parties agreed that SCE would recover its share of Palo Verde incremental operating costs, except if those costs exceed 95% of the levels forecast by SCE in its application by more than 30% in any given year in which case, SCE must demonstrate that the aggregate amount of the costs exceeding the forecast in that year are reasonable. If the annual Palo Verde site Gross Capacity Factor (GCF) is less than 55% in a calendar year, SCE will bear the burden of proof to demonstrate that the site's operations causing the GCF to fall below 55% were reasonable in that year. If operations are determined to be unreasonable by the CPUC, SCE's replacement power purchases associated with that period of Palo Verde operations below 55% GCF may be disallowed.

Beginning in 2002, the benefits of future operation of Palo Verde Units 1, 2, and 3 will be shared equally between shareholders and customers. Likewise, beginning in 2004, the benefits of future operation of San Onofre Units 2 and 3 will be shared equally between shareholders and customers.

San Onofre Nuclear Generating Station

In 1992, the CPUC approved a settlement agreement between SCE and the ORA to discontinue operation of Unit 1 at the end of its then-current fuel cycle. In November 1992, SCE discontinued operation of Unit 1. As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996. On December 21, 1998, SCE filed an application with the CPUC requesting authorization to access its Nuclear Decommissioning Trust Funds for Unit 1 for the purpose of commencing decommissioning of Unit 1 in 2000.

The Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. During the Unit 2 scheduled refueling and inspection outage, which was completed in 1997, an increased rate of degradation was identified, which resulted in the removal of more tubes from service than had been expected. The present design analysis, which is being reviewed for a potential increase, allows for the removal of up to 10% of the steam generator tubes before the unit's capacity must be re-evaluated. As a result of the increased degradation, a mid-cycle outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. A favorable (decreasing) trend in degradation was observed during inspection in the scheduled refueling outage in January 1999. The results of the January 1999 inspection are being analyzed to determine if there is a need for a mid-cycle inspection outage in early 2000. With the results from the January 1999 outage, 7.5% of the tubes have now been removed from service. In September 1998, San Onofre Unit 2 experienced a small amount of leakage from a steam generator tube plug, which required an 11-day outage to repair.

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

Palo Verde Nuclear Generating Station

Based on latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the 40 year licensed operating life of those units, although APS continues to monitor the situation. APS has disclosed that it believes that it will be economically desirable to replace the Unit 2 steam generators, which have been most affected by tube cracking, in four to nine years. APS has indicated to the participants that it believes that replacement of the Unit 2 steam generators would cost between $100 million and $150 million. SCE estimates that this cost could be higher, such that its share of this cost would be between $16 million and $30 million plus replacement power costs. Unanimous approval of the Palo Verde participants is required for capital improvements, including steam generator replacement. In December 1997, the Palo Verde participants unanimously agreed to purchase two spare steam generators at a cost of approximately $82 million; however, SCE has not yet decided whether it supports replacement of the Unit 2 steam generators.

During 1998, Palo Verde Nuclear Generating Station generated 30 billion kWh of electricity. It was the first time an American power plant of any kind crossed the 30-billion-kilowatt-hour threshold in a single year. Palo Verde broke its own record of 29.5 billion kWh that it set in 1997 and was the nation's top power producer for the fourth consecutive year. The year-end station capacity factor was 92.5%. Units 1 and 3 were each refueled in 36-day outages - a site record. Unit 2 operated on-line the entire year and at year's end had operated continuously for 430 days.

Nuclear Facility Decommissioning

With the exception of San Onofre Unit 1, SCE plans to decommission its nuclear generating facilities at the end of each facility's operating license by a prompt removal method authorized by the NRC. On December 21, 1998, SCE filed an application with the CPUC requesting the authority to access its decommissioning trust funds for San Onofre Unit 1 for the purpose of decommissioning commencing in 2000. Decommissioning is estimated to cost $1.9 billion in current-year dollars based on site-specific studies performed in 1998 for San Onofre and Palo Verde. This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial, and other costs. The site specific studies are updated approximately every three years. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. Decommissioning is scheduled to begin in 2000 at San Onofre Unit
1. SCE expects decommissioning San Onofre Units 2 and 3 and Palo Verde to occur after its generating licenses expire in 2013 and 2024 respectively.

Decommissioning expense was $164 million in 1998 and $154 million in 1997. The accumulated provision for decommissioning was $1.2 billion at December 31, 1998, and $1.1 billion at December 31, 1997. The estimated costs to decommission San Onofre Unit 1 ($368 million in 1998 dollars) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.8 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident. SCE, however, would have to pay no more than $20 million per incident in any one year. Such premium amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to periodic adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by these arrangements were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $22 million per year. Insurance premiums are charged to operating expense.

Item 3.  Legal Proceedings

                           Wind Generators' Litigation

SCE was named as a defendant in a series of eight lawsuits brought by independent power producers of wind generation. Seven of the lawsuits were filed in Los Angeles County Superior Court and one was filed in Kern County Superior Court. The lawsuits alleged that SCE incorrectly interpreted contracts with the plaintiffs by limiting fixed energy payments to a single ten-year period rather than beginning a new ten-year period of fixed energy payments for each stage of development. In its responses to the complaints, SCE denied the plaintiffs' allegations. In each of the lawsuits, the plaintiffs sought declaratory relief regarding the proper interpretation of the contracts. Plaintiffs alleged a combined total of approximately $189 million in damages, which included consequential damages claimed in seven of the eight lawsuits. A ninth lawsuit was subsequently filed in Los Angeles County raising claims similar to those alleged in the first eight. SCE responded to the complaint in the new lawsuit by denying its material allegations.

After receiving a favorable decision in the liability phase of the lead case, SCE agreed to settle with the plaintiffs in seven of the lawsuits on terms whereby SCE waived its rights to recover costs against such plaintiffs in exchange for their agreement that there is only one fixed price period under each of their power purchase contracts with SCE and a mutual dismissal with prejudice of claims. SCE also entered into a settlement agreement with the plaintiff in another of the lawsuits which resolved the issue of multiple fixed price periods on the same terms and which also resolved a related issue unique to that plaintiff in exchange for a nominal payment by SCE. This settlement was approved by the bankruptcy court in proceedings involving the plaintiff. On January 28, 1999, SCE finalized a settlement with the remaining plaintiffs on terms effectively the same as those in the initial group of settlements except that the settlement agreement also resolved, on terms favorable to SCE, certain claims which SCE had asserted in the lead case by way of cross-complaint.

                        Geothermal Generators' Litigation

On June 9, 1997, SCE filed a complaint in Los Angeles County Superior Court against an independent power producer of geothermal generation and six of its affiliated entities (Coso parties). SCE alleges that in order to avoid power production plant shutdowns caused by excessive noncondensable gas in the geothermal field brine, the Coso parties routinely vented highly toxic hydrogen sulfide gas from unmonitored release points beginning in 1990 and continuing through at least 1994, in violation of applicable federal, state, and local environmental law. According to SCE, these violations constituted material breaches by the Coso parties of their obligations under their contracts with SCE and applicable law. The complaint sought termination of the contracts and damages for excess power purchase payments made to the Coso parties. The Coso parties' motion to transfer venue to Inyo County Superior Court was granted on August 31, 1997. On June 1, 1998, the court struck SCE's request for termination of the contracts, leaving SCE with its claim for damages and other relief. On February 16, 1999, the court denied the Coso Parties' motion for judgment on the pleadings directed to SCE's first amended complaint.

The Coso parties have also asserted various claims against SCE, The Mission Group, and Mission Power Engineering Company (Mission parties) in a cross complaint filed in the action commenced by SCE as well as in a separate action filed against SCE by three of the Coso parties in Inyo County Superior Court. In November 1997, the court struck all but two causes of action asserted in the separate action on the grounds that they should have been raised as part of the Coso parties' cross-complaint, and ordered the remaining two causes of action consolidated for all purposes with the action filed by SCE.

The Coso parties subsequently filed second and third amended cross-complaints. The third amended cross-complaint names SCE, the Mission parties, and Edison International. As against SCE, the third amended cross-complaint purports causes of action for declaratory relief, breach of the covenant of good faith and fair dealing; inducing breach of agreements between the Coso parties and their former employees; breach of an earlier settlement agreement between the Mission parties and the Coso parties; slander and disparagement, injunctive relief and restitution for unfair business practices; anticipatory breach of the contracts; and violations of Public Utilities Code ss.ss. 453, 702 and 2106. As against the Mission parties, the third amended cross-complaint seeks damages for breach of warranty of authority with respect to the settlement agreement, and for equitable indemnity. The Coso parties voluntarily dismissed Edison International from the third amended cross-complaint on December 4, 1998. As against SCE, the third amended cross-complaint seeks restitution, compensatory damages in excess of $115 million, punitive damages in an amount not less than $400 million, interest, attorney's fees, declaratory relief, and injunctive relief.

On September 21, 1998, SCE filed an answer to the third amended cross-complaint generally denying the allegations contained therein and asserting affirmative defenses. In addition, SCE filed a cross-complaint for reformation of the contracts alleging that if they are not susceptible to SCE's interpretation, they should be reformed to reflect the parties' true intention. The Coso defendants demurred to SCE's cross-complaint and, in January 1999, their demurrer was sustained with leave to amend. In light of this new ruling, SCE recently filed an amended cross-complaint for reformation.

Following various pre-trial motions filed by the Mission parties and Edison International, the Coso Parties, on December 23, 1998, purported to file a fourth amended cross-complaint against the Mission Parties only. The Mission Parties' demurrer to and motion to strike directed to the fourth amended cross-complaint was heard and taken under submission on March 10, 1999.

On December 15, 1998, the Court granted the Coso parties leave to file a second amended complaint in the separately filed (now consolidated) action. The second amended complaint which names SCE and Edison International, alleges that SCE engaged in anti-competitive conduct, false advertising, and conduct proscribed by Public Utilities Code ss. 2106, and seeks injunctive relief, restitution, and punitive damages. On January 20, 1999, SCE filed three motions to strike several portions of the second amended complaint on the grounds, among others, that the CPUC or FERC have either exclusive or primary jurisdiction over the matters asserted therein, and that SCE's alleged conduct was in furtherance of constitutionally protected rights of free speech and petition and therefore not actionable. These matters were heard on February 22, 1999, and taken under submission at that time.

Discovery and motion practice related to discovery is active. The Court has set a trial date of March 1, 2000. The materiality of net final judgments against SCE in these actions would be largely dependent on the extent to which any damages or additional payments which might result therefrom are recoverable through rates.

                  Electric and Magnetic Fields (EMF) Litigation

SCE is involved in lawsuits alleging that various plaintiffs developed cancer as a result of exposure to EMF from SCE facilities.

In December 1995, the court granted SCE's motion for summary judgment in the first lawsuit and dismissed the case. Plaintiffs filed a notice of appeal. Following a settlement conference ordered by the Court of Appeal, the case was dismissed in January 1999.

Following dismissal of the second lawsuit by the plaintiffs, a wrongful death action was filed by the husband and children of one of the original plaintiffs who had subsequently died. This wrongful death action was dismissed by the court without leave to amend on September 16, 1998. Plaintiffs' appeal in the wrongful death action was dismissed following a settlement conference in the Court of Appeal in January 1999.

                      San Onofre Personal Injury Litigation

SCE is actively involved in three lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre. On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering and the Institute of Nuclear Power Operations as defendants. All trial court proceedings have been stayed pending ruling of the Ninth Circuit Court of Appeal, on an appeal of a lower court's judgment in favor of SCE in two earlier cases raising similar allegations. On May 28, 1998, the Court of Appeal affirmed these judgments. A trial date has not yet been set.

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. The trial in this case resulted in a jury verdict for both defendants. The plaintiffs' motion for a new trial was denied. Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeal. Briefing on the appeal was completed in January 1999 and the parties are awaiting a date for oral argument to be set by the court. A decision is not expected until early 2000.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice. This case, with only the son as plaintiff, is expected to go to trial in late 1999.

On November 20, 1997, a former contract worker at San Onofre and his wife sued SCE in the Superior Court of California, County of San Diego. The case was removed to the U.S. District Court for the Southern District of California. On May 11, 1998, the plaintiffs filed a first amended complaint. On May 22, 1998, SCE filed an answer denying the material allegations of the first amended complaint. Pursuant to a stipulation of the parties, the court, on January 4, 1999, dismissed the plaintiffs' complaint in this matter with prejudice.

In March of 1999, SCE reached an agreement with the plaintiffs in both of the cases at the U.S. District Court level to stay trial pending the results of the case currently before the Ninth Circuit Court of Appeal. The parties agreed that if the plaintiffs/petitioners do not receive a favorable determination on appeal then the two cases at the District Court level will be dismissed. If, however, the plaintiffs/petitioners receive a favorable determination on appeal, then the two District Court cases will be set for trial.

SCE was previously involved, along with other defendants, in two earlier cases raising allegations similar to those described above. Although, as indicated above, SCE was successful in removing itself from those actions, the impact on SCE, if any, from further proceedings in these cases against the remaining defendants can not be determined at this time.

               Mohave Generating Station Environmental Litigation

On February 19, 1997, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE and the other three co-owners of Mohave Generating Station. The lawsuit alleges that Mohave has been violating various provisions of the CAA, the Nevada state implementation plan, certain EPA orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the CAA, the maximum civil penalty obtainable is $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint pending the court's ruling on a motion to dismiss filed by the defendants.

On June 4, 1998, the plaintiffs served SCE and its co-owners with a 60-day supplemental notice of intent to sue. This supplemental notice identified additional causes of action as well as an additional plaintiff (National Parks and Conservation Association) to be added to the proceedings. On November 12, 1998, the court bifurcated the liability and damage phases of the case.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant


                                              Age at
         Executive Officer              December 31, 1998                         Company Position
------------------------------------ ------------------------- -------------------------------------------------------
John E. Bryson                                  55             Chairman of the Board, Chief Executive Officer and
                                                               Director

Stephen E. Frank                                57             President, Chief Operating Officer and Director

Bryant C. Danner                                61             Executive Vice President and General Counsel

Alan J. Fohrer                                  48             Executive Vice President and Chief Financial Officer

Harold B. Ray                                   58             Executive Vice President, Generation Business Unit

Pamela A. Bass                                  51             Senior Vice President, Customer Service Business Unit

Theodore F. Craver, Jr.                         47             Senior Vice President and Treasurer

John R. Fielder                                 53             Senior Vice President, Regulatory Policy and Affairs

Robert G. Foster                                51             Senior Vice President, Public Affairs

Lillian R. Gorman                               45             Senior Vice President, Human Resources

Richard M. Rosenblum                            48             Senior Vice President, T&D Business Unit

Bruce C. Foster                                 46             Vice President, San Francisco Regulatory Affairs

Thomas J. Higgins                               53             Vice President, Corporate Communications

Thomas M. Noonan(2)                             47             Vice President and Controller

Anthony L. Smith                                50             Vice President, Tax


--------------

(1) Executive Officers are defined by Rule 3b-7 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended. Executive Officers, Bryson, Danner, Fohrer, Craver, Robert Foster, Gorman, Higgins, Noonan and Smith hold the same positions with Edison International. Edison International is the parent holding company of SCE.

(2) Richard K. Bushey resigned as Vice President and Controller of SCE effective March 1, 1999.

     None of SCE's executive officers are related to each other by blood or marriage. As set forth in Article IV of SCE's Bylaws, the officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the executive officers have been actively engaged in the business of SCE for more than five years except for Stephen E. Frank, Theodore F. Craver, Jr., Lillian R. Gorman, and Thomas
     J. Higgins. Those
     officers who have not held their present position for the past five years had the following business experience.


Executive Officer                              Company Position                             Effective Dates
-------------------------------- ---------------------------------------------- ----------------------------------------
Stephen E. Frank                 President, Chief Operating Officer and         June 1995 to present
                                 Director

                                 President and Chief Operating Officer,         August 1990 to January 1995
                                 Florida Power and Light Company(1)

Bryant C. Danner                 Executive Vice President and General Counsel   June 1995 to present
                                 Senior Vice President and General Counsel      July 1992 to May 1995

Alan J. Fohrer                   Executive Vice President and Chief Financial   September 1996 to present
                                 Officer
                                 Executive Vice President, Chief Financial      February 1996 to August 1996
                                 Officer and Treasurer
                                 Executive Vice President and Chief Financial   May 1995 to January 1996
                                 Officer
                                 Senior Vice President and Chief Financial      January 1993 to April 1995
                                 Officer

Harold B. Ray                    Executive Vice President, Generation           June 1, 1995 to present
                                 Business Unit
                                 Senior Vice President, Power Systems           June 1990 to May 1995

Pamela A. Bass                   Senior Vice President, Customer Service        March 1999 to present
                                 Business Unit
                                 Vice President, Customer Solutions Business    June 1996 to February 1999
                                 Unit
                                 Vice President, Shared Services                January 1996 to May 1996
                                 Division Vice President, ENvest                August 1993 to December 1995

Theodore F. Craver, Jr.          Senior Vice President and Treasurer            February 1998 to present
                                 Vice President and Treasurer                   September 1996 to February 1998
                                 Executive Vice President and Corporate         September 1990 to August 1996
                                 Treasurer, First Interstate Bancorp(1)

John R. Fielder                  Senior Vice President, Regulatory Policy and   February 1998 to present
                                 Affairs
                                 Vice President, Regulatory Policy and Public   February 1992 to January 1998
                                 Affairs

Robert G. Foster                 Senior Vice President, Public Affairs          November 1996 to present
                                 Vice President, Public Affairs                 November 1993 to October 1996

Lillian R. Gorman                Senior Vice President, Human Resources         March 1999 to present
                                 Vice President, Human Resources                July 1996 to February 1999
                                 Executive Vice President and Human Resources   October 1990 to May 1996
                                 Director, First Interstate Bancorp(1)

Richard M. Rosenblum             Senior Vice President, T&D Business Unit       February 1998 to present
                                 Vice President, Distribution Business Unit     January 1996 to January 1998
                                 Vice President, Nuclear Engineering and        June 1993 to December 1995
                                 Technical Services


Bruce C. Foster                  Vice President, San Francisco                  January 1995 to present
                                 Regulatory Affairs
                                 Regional Vice President, San Francisco Office  January 1992 to December 1994

Thomas J. Higgins                Vice President, Corporate Communications       April 1995 to present
                                 Vice President, Corporate Communications       April 1995 to January 1996
                                 President, The Laurel Company(1)(2)            January 1994 to December 1994

Thomas M. Noonan                 Vice President and Controller                  March 1999 to present
                                 Assistant Controller                           September 1993 to February 1999

Anthony L. Smith                 Vice President, Tax                            March 1999 to present
                                 Assistant Controller                           January 1998 to February 1999


(1)  This entity is not a parent, subsidiary or other affiliate of SCE.

(2) As President of The Laurel Company, Thomas J. Higgins provided advice on planning and financing for mergers and acquisitions for clients in the managed health care business.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in SCE's Annual Report to Shareholders for the year ended December 31, 1998, (Annual Report) under "Quarterly Financial Data" on page 35 and is incorporated by reference pursuant to General Instruction G(2). As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.

Item 6.    Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data: 1994-1998 on page 38 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 1 through 12 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the Annual Report under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 4 through 5 and is incorporated herein by reference to General Instruction G(2).

Item 8.    Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in Part IV. Other information responding to Item 8 is included in the Annual Report on pages 13 through 35, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of SCE is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Joint Proxy Statement (Proxy Statement) filed with the Commission in connection with SCE's Annual Meeting to be held on April 15, 1999, under the heading, "Election of Directors of Edison International and SCE" on pages 4 through 7 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responding to Item 11 is included in the Proxy Statement beginning with the section under the heading "Executive Compensation Table - Edison International and SCE" on pages 10 through 22, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 is included in the Proxy Statement under the headings "Stock Ownership of Directors and Executive Officers of Edison International and SCE" on pages 8 through 9 and "Stock Ownership of Certain Shareholders" on page 26, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 is included in the Proxy Statement under the heading "Certain Relationships and Transactions of Nominees and Executive Officers" on page 23 and is incorporated herein by reference pursuant to General Instruction G(3).

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)    Financial Statements

The following items contained in the 1998 Annual Report to Shareholders are incorporated by reference in this report.

       Management's Discussion and Analysis of Results of Operations and
              Financial Condition
       Consolidated Statements of Income -- Years Ended December 31, 1998,
              1997 and 1996
       Consolidated Statements of Retained  Earnings -- Years Ended December 31,
              1998, 1997 and 1996
       Consolidated Balance Sheets -- December 31, 1998, and 1997
       Consolidated Statements of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996
       Notes to Consolidated Financial Statements
       Responsibility for Financial Reporting
       Report of Independent Public Accountants

       (2) Report of Independent Public Accountants and Schedules Supplementing Financial Statements

The  following  documents  may be found in this  report  at the  indicated  page numbers.
                                                                           Page
         Report of Independent Public Accountants on Supplemental
         Schedules                                                          30
         Schedule II--Valuation and Qualifying Accounts for the Years
         Ended December 31, 1997, 1996 and 1995                             31

Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.


       (3)    Exhibits

      See Exhibit Index on page 35 of this report.

(b)   Reports on Form 8-K

      November 13, 1998
        Item 5:  Other Events               Proposition 9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULES




To Southern California Edison Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1998 Annual Report to Shareholders of Southern California Edison Company (SCE) incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1999. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedules listed in Part IV of this Form 10-K, which are the responsibility of SCE's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                               ARTHUR ANDERSEN LLP
                               ARTHUR ANDERSEN LLP

Los Angeles, California
February 4, 1999

                       SOUTHERN CALIFORNIA EDISON COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1998

                                                         Additions
                                                         ---------
                               Balance at       Charged to        Charged to                           Balance
                              Beginning of       Costs and           Other                             at End
         Description             Period          Expenses          Accounts        Deductions         of Period
                                                                (In thousands)
---------------------------------------------------------------------------------------------------------------

Group A:
     Uncollectible accounts--
         Customers              $ 24,245         $  19,808             --           $ 24,457          $ 19,596
     All other                     2,208             2,273             --              1,847             2,634
                             -----------       -----------      ---------        -----------       -----------
            Total               $ 26,453         $  22,081             --           $ 26,304 (a)      $ 22,230
                                 =======           =======         ======            =======           =======

Group B:
     DOE Decontamination
         and Decommissioning    $ 44,336                --        $   (89) (b)     $   4,828 (c)      $ 39,419
     Purchased-power settlements 145,640                --              -             15,943 (d)       129,697
     Pension and benefits        211,200          $170,743         18,988   (e)      161,263 (f)       239,668
     Insurance, casualty and
         other                    78,461            69,275             --             74,487 (g)        73,249
                             -----------        ----------    -----------        -----------       -----------
            Total               $479,637          $240,018       $ 18,899           $256,521          $482,033
                                 =======           =======        =======           ========           =======

-----------
(a)      Accounts written off, net.

(b)      Represents revision to estimate based on actual billings.

(c)      Represents amounts paid.

(d)      Represents  the   amortization   of  the  liability   established   for
         purchased-power contract settlement agreements.

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

                       SOUTHERN CALIFORNIA EDISON COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1997

                                                         Additions
                                                         ---------
                               Balance at       Charged to        Charged to                           Balance
                              Beginning of       Costs and           Other                             at End
         Description             Period          Expenses          Accounts        Deductions         of Period
                                                                (In thousands)
---------------------------------------------------------------------------------------------------------------

Group A:
     Uncollectible accounts--
         Customers              $ 24,390          $ 20,597             --           $ 20,742          $ 24,245
     All other                     1,689             1,180             --                661             2,208
                             -----------       -----------      ---------        -----------       -----------
            Total               $ 26,079          $ 21,777             --           $ 21,403(a)       $ 26,453
                                 =======           =======         ======            =======           =======

Group B:
     DOE Decontamination
         and Decommissioning    $ 48,789                --      $   1,089(b)       $   5,542(c)       $ 44,336
     Purchased-power settlements 107,700                --         67,320(d)          29,380(e)        145,640
     Pension and benefits        180,927          $102,193         17,624(f)          89,544(g)        211,200
     Insurance, casualty and
         other                    86,509            57,749             --             65,797(h)         78,461
                             -----------        ----------    -----------        -----------       -----------
            Total               $423,925          $159,942       $ 86,033           $190,263          $479,637
                                 =======           =======        =======           ========           =======

-----------
(a)      Accounts written off, net.

(b)      Represents revision to estimate based on actual billings.

(c)      Represents amounts paid.

(d) Represents additional payments to be made under agreements to terminate purchased-power contract.

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

                       SOUTHERN CALIFORNIA EDISON COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1996

                                                         Additions
                                                         ---------
                               Balance at       Charged to        Charged to                           Balance
                              Beginning of       Costs and           Other                             at End
         Description             Period          Expenses          Accounts        Deductions         of Period
                                                                (In thousands)
---------------------------------------------------------------------------------------------------------------
Group A:
     Uncollectible accounts--
         Customers              $ 22,126          $ 21,831             --           $ 19,567          $ 24,300
     All other                     2,013               376             --                700             1,689
                             -----------       -----------      ---------        -----------       -----------
            Total               $ 24,139          $ 22,207             --           $ 20,267(a)       $ 26,079
                                 =======           =======         ======            =======           =======

Group B:
     DOE Decontamination
         and Decommissioning    $ 52,742      $         --      $   1,468(b)      $   5,5421(c)       $ 48,789
     Purchased-power settlements      --                --        107,700(d)              --           107,700
     Pension and benefits        196,662             8,547         21,869(e)          46,151(f)        180,927
     Insurance, casualty and
         other                    94,788            59,123             --             67,402(g)         86,509
                             -----------       -----------    -----------        -----------       -----------
            Total               $344,192          $ 67,670       $131,037           $118,974          $423,925
                                 =======           =======        =======           ========           =======

------------
(a)      Accounts written off, net.

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

                                            Date: March 24, 1999

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


       Signature                                            Title                              Date
       ---------                                            -----                              ----

Principal Executive Officer:
     John E. Bryson*                           Chairman of the Board,                   March 24, 1999
                                               Chief Executive Officer
                                                 and Director
Principal Financial Officer:
     Alan J. Fohrer*                           Executive Vice President                 March 24, 1999
                                                 and Chief Financial Officer

Controller or Principal
   Accounting Officer:
     Thomas M. Noonan*                         Vice President and                       March 24, 1999
                                                 Controller
Board of Directors:

     Winston H. Chen*                          Director                                 March 24, 1999
     Warren Christopher*                       Director                                 March 24, 1999
     Stephen E. Frank*                         Director                                 March 24, 1999
     Joan C. Hanley*                           Director                                 March 24, 1999
     Carl F. Huntsinger*                       Director                                 March 24, 1999
     Charles D. Miller*                        Director                                 March 24, 1999
     Luis G. Nogales*                          Director                                 March 24, 1999
     Ronald L. Olson*                          Director                                 March 24, 1999
     James M. Rosser*                          Director                                 March 24, 1999
     E. L. Shannon, Jr.*                       Director                                 March 24, 1999
     Robert H. Smith*                          Director                                 March 24, 1999
     Thomas C. Sutton*                         Director                                 March 24, 1999
     Daniel M. Tellep*                         Director                                 March 24, 1999
     James D. Watkins*                         Director                                 March 24, 1999
     Edward Zapanta*                           Director                                 March 24 1999

     *By            Kenneth S. Stewart
          -----------------------------------------
                    Kenneth S. Stewart
                    Assistant General Counsel



                                  EXHIBIT INDEX


Exhibit
Number                              Description
-------                             -----------

3.1 Certificate of Amendment and Restated Articles of Incorporation of SCE effective June 1, 1993 (File No. 1-2313, Form 10-K for the year ended December 31, 1993)*

3.2 Certificate of Correction of Restated Articles of Incorporation of SCE dated June 23, 1997 (File
              No. 1-2313, Form 10-Q for the quarter ended September 30, 1997)*

3.3 Bylaws of SCE as adopted by the Board of Directors on February 18, 1999

4.1 SCE First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*

4.2           Supplemental Indenture, dated as of March 1, 1927
              (Registration No. 2-1369)*

4.3 Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*

4.4 Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*

4.5 Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*

4.6 Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*

4.7 Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*

4.8           Twenty-Fourth Supplemental Indenture, dated as of
              February 15, 1964 (Registration No. 2-22056)*

4.9 Eighty-Eighth Supplemental Indenture, dated as of July 15 1992 (File No. 1-2313, Form 8-K dated
              July 22, 1992)*

10.1 1981 Deferred Compensation Agreement (File No. 1-2313, Form 10-K for the year ended December 31, 1981)*

10.2          1985 Deferred Compensation Agreement for Executives (File No.
              1-2313, Form 10-K for the year ended December 31, 1986)*

10.3          1985 Deferred Compensation Agreement for Directors
              (File No. 1-2313, Form 10-K for the year ended
              December 31, 1986)*

10.4 Director Deferred Compensation Plan (File No. 1-2313, Form 10-Q for the quarter ended June 30, 1998)*

10.5          Director Grantor Trust Agreement (File No. 1-9936,
              Form 10-K for the year ended December 31, 1995)*

10.6 Executive Deferred Compensation Plan (File No. 1-2313, Form 10-Q for the quarter ended March 31,
              1998)*

10.7          Executive Grantor Trust Agreement (File No. 1-2313,
              Form 10-K for the year ended December 31, 1995)*

10.8 Executive Supplemental Benefit Program (File No. 1-2313, Form 10-K for the year ended December 31, 1980)*

10.9          Executive Retirement Plan (File No. 1-2313,
              Form 10-K for the year ended December 31, 1995)*

10.10 Executive Incentive Compensation Plan (File No. 1-2313, Form 10-K for the year ended December 31, 1997)*

10.11         Executive Disability and Survivor Benefit Program
              (File No. 1-2313, Form 10-K for the year ended
              December 31, 1994)*

10.12         Retirement Plan for Directors (File No. 1-2313,
              Form 10-Q for the quarter ended June 30, 1998)*

10.13         Officer Long-Term Incentive Compensation Plan
              (File No. 1-2313, Form 10-Q for the quarter ended
              March 31, 1998)*

10.13.1 Form of Agreement for 1989-1995 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-2313,
               Form 10-K for the year ended December 31, 1995)*

10.13.2 Form of Agreement for 1996 Awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-2313,
              Form 10-K for the year ended December 31, 1996)*

Exhibit
Number                               Description
-------                              -----------

10.13.3       Form of Agreement for 1997 Awards under the Officer and
              Management Long-Term Incentive Compensation Plans
              (File No. 1-2313, Form 10-K for the year ended December 31, 1997)*

10.14 Equity Compensation Plan (File No. 1-2313, Form 10-Q for the quarter ended June 30, 1998)*

10.14.1 Form of Agreement for 1998 Employee Awards under the Equity Compensation Plan (File No. 1-2313,
              Form 10-Q for the quarter ended June 30, 1998)*

10.14.2 Form of Agreement for 1998 Director Awards under the Equity Compensation Plan (File No. 1-2313,
              Form 10-Q for the quarter ended June 30, 1998)*

10.15 Estate and Financial Planning Program (File No. 1-2313, Form 10-K for the year ended December 31, 1995)*

10.16 Option Gain Deferral Plan (File No. 1-2313, Form 10-Q for the quarter ended March 31, 1998)*

10.17         Employment Letter Agreement with Bryant C. Danner
              (File No. 1-2313, Form 10-K for the year ended
              December 31, 1992)*

10.18         Employment Letter Agreement with Stephen E. Frank
              (File No. 1-2313, Form 10-K for the year ended
              December 31, 1995)*

10.19 Election Terms for Warren Christopher (File No. 1-2313, Form 10-K for the year ended December 31, 1997)*

10.20 Dispute resolution amendment of 1981 Executive Deferred Compensation Plan, 1985 Executive and Director Deferred Compensation Plans and Executive Supplemental Benefit Program

10.21         Retirement Agreement with Richard K. Bushey

12.           Computation of Ratios of Earnings to Fixed Charges

13.           Annual Report to Shareholders for year ended December 31, 1997

23.           Consent of Independent Public Accountants - Arthur Andersen LLP

24.1          Power of Attorney

24.2          Certified copy of Resolution of Board of Directors Authorizing
              Signature

27.           Financial Data Schedule

------------

* Incorporated by reference pursuant to Rule 12b-32.





                                                            EXHIBIT 3.3

                       To Holders of the Company's Bylaws:




                    Effective February 18, 1999, Article II,
                  Section 11, was amended to be consistent with
               California law which provides that proxies include
         electronic and oral telephonic authorizations by shareholders.





                                BEVERLY P. RYDER
                               Corporate Secretary












                                     BYLAWS

                                       OF

                       SOUTHERN CALIFORNIA EDISON COMPANY

                           AS AMENDED TO AND INCLUDING

                                FEBRUARY 18, 1999

                                      INDEX

                                                                        Page
                                                                        ----
                          ARTICLE I -- PRINCIPAL OFFICE
Section   1.  Principal Office...........................................1

                           ARTICLE II -- SHAREHOLDERS
Section   1.  Meeting Locations..........................................1
Section   2.  Annual Meetings............................................1
Section   3.  Special Meetings...........................................2
Section   4.  Notice of Annual or Special Meeting........................2
Section   5.  Quorum.....................................................4
Section   6.  Adjourned Meeting and Notice Thereof.......................4
Section   7.  Voting.....................................................4
Section   8.  Record Date................................................6
Section   9.  Consent of Absentees.......................................7
Section  10.  Action Without Meeting.....................................7
Section  11.  Proxies....................................................8
Section  12.  Inspectors of Election.....................................8

                            ARTICLE III -- DIRECTORS
Section   1.  Powers.....................................................9
Section   2.  Number of Directors.......................................10
Section   3.  Election and Term of Office...............................10
Section   4.  Vacancies.................................................10
Section   5.  Place of Meeting..........................................11
Section   6.  Regular Meetings..........................................11
Section   7.  Special Meetings..........................................11
Section   8.  Quorum....................................................12
Section   9.  Participation in Meetings by Conference Telephone.........12
Section  10.  Waiver of Notice..........................................12
Section  11.  Adjournment...............................................13
Section  12.  Fees and Compensation.....................................13
Section  13.  Action Without Meeting....................................13
Section  14.  Rights of Inspection......................................13
Section  15.  Committees................................................13

                             ARTICLE IV -- OFFICERS
Section   1.  Officers..................................................14
Section   2.  Election..................................................15
Section   3.  Eligibility of Chairman or President......................15
Section   4.  Removal and Resignation...................................15
Section   5.  Appointment of Other Officers.............................15
Section   6.  Vacancies.................................................15
Section   7.  Salaries..................................................16
Section   8.  Furnish Security for Faithfulness.........................16
Section   9.  Chairman's Duties; Succession to
                      Such Duties in Chairman's Absence or Disability...16
Section  10.  President's Duties........................................16
Section  11.  Chief Financial Officer...................................17
Section  12.  Vice President's Duties...................................17
Section  13.  General Counsel's Duties..................................17
Section  14.  Associate General Counsel's and Assistant General
                      Counsel's Duties..................................17
Section  15.  Controller's Duties.......................................17
Section  16.  Assistant Controllers' Duties.............................17
Section  17.  Treasurer's Duties........................................18
Section  18.  Assistant Treasurers' Duties..............................18
Section  19.  Secretary's Duties........................................18
Section  20.  Assistant Secretaries' Duties.............................19
Section  21.  Secretary Pro Tempore.....................................19
Section  22.  Election of Acting Treasurer or Acting Secretary..........19
Section  23.  Performance of Duties.....................................20

                          ARTICLE V -- OTHER PROVISIONS
Section   1.  Inspection of Corporate Records...........................20
Section   2.  Inspection of Bylaws......................................21
Section   3.  Contracts and Other Instruments, Loans, Notes
                      and Deposits of Funds.............................21
Section   4.  Certificates of Stock.....................................22
Section   5.  Transfer Agent, Transfer Clerk and Registrar..............22
Section   6.  Representation of Shares of Other Corporations............22

Section   7.  Stock Purchase Plans......................................23
Section   8.  Fiscal Year and Subdivisions..............................23
Section   9.  Construction and Definitions..............................23

                          ARTICLE VI -- INDEMNIFICATION
Section   1.  Indemnification of Directors and Officers.................24
Section   2.  Indemnification of Employees and Agents...................25
Section   3.  Right of Directors and Officers to Bring Suit.............26
Section   4.  Successful Defense........................................26
Section   5.  Non-Exclusivity of Rights.................................26
Section   6.  Insurance.................................................26
Section   7.  Expenses as a Witness.....................................27
Section   8.  Indemnity Agreements......................................27
Section   9.  Separability..............................................27
Section 10.  Effect of Repeal or Modification...........................27

                       ARTICLE VII -- EMERGENCY PROVISIONS
Section   1.  General...................................................27
Section   2.  Unavailable Directors.....................................28
Section   3.  Authorized Number of Directors............................28
Section   4.  Quorum....................................................28
Section   5.  Creation of Emergency Committee...........................28
Section   6.  Constitution of Emergency Committee.......................29
Section   7.  Powers of Emergency Committee.............................29
Section   8.  Directors Becoming Available..............................29
Section   9.  Election of Board of Directors............................29
Section 10.  Termination of Emergency Committee.........................30

                           ARTICLE VIII -- AMENDMENTS
Section   1.  Amendments................................................30

                                     BYLAWS

             Bylaws for the regulation, except as otherwise provided
                   by statute or its Articles of Incorporation

                                       of

                       SOUTHERN CALIFORNIA EDISON COMPANY

                           AS AMENDED TO AND INCLUDING
                                FEBRUARY 18, 1999


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

Section 4.        Notice of Annual or Special Meeting.

     Written notice of each annual or special meeting of shareholders shall be given not less than ten (or if sent by third-class mail, thirty) nor more than sixty days before the date of the meeting to each shareholder entitled to vote thereat. Such notice shall state the place, date, and hour of the meeting and
(i) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or (ii) in the case of an annual meeting, those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders, but, subject to the provisions of applicable law and these Bylaws, any proper matter may be presented at an annual meeting for such action. The notice of any special or annual meeting at which directors are to be elected shall include the names of nominees intended at the time of the notice to be presented by the Board for election. For any matter to be presented by a shareholder at an annual meeting held after December 31, 1993, but on or before December 31, 1999, including the nomination of any person (other than a person nominated by or at the direction of the Board) for election to the Board, written notice must be received by the Secretary of the corporation from the shareholder not less than sixty nor more than one hundred twenty days prior to the date of the annual meeting specified in these Bylaws and to which the shareholder's notice relates; provided however, that in the event the annual meeting to which the shareholder's written notice relates is to be held on a date which is more than thirty days earlier than the date of the annual meeting specified in these Bylaws, the notice from a shareholder must be received by the Secretary not later than the close of business on the tenth day following the date on which public disclosure of the date of the annual meeting was made or given to the shareholders. For any matter to be presented by a shareholder at an annual meeting held after December 31, 1999, including the nomination of any person (other than a person nominated by or at the direction of the Board) for election to the Board, written notice must be received by the Secretary of the corporation from the shareholder not more than one hundred eighty days nor less than one hundred twenty days prior to the date on which the proxy materials for the prior year's annual meeting were first released to shareholders by the corporation; provided however, that in the event the annual meeting to which the shareholder's written notice relates is to be held on a date which is more than thirty days earlier or later than the date of the annual meeting specified in these Bylaws, the notice from a shareholder must be received by the Secretary not earlier than two hundred twenty days prior to the date of the annual meeting to which the shareholder's notice relates nor later than one hundred sixty days prior to the date of such annual meeting, unless less than one hundred seventy days' prior public disclosure of the date of the meeting is made by the earliest possible quarterly report on Form 10-Q, or, if impracticable, any means reasonably calculated to inform shareholders including without limitation a report on Form 8-K, a press release or publication once in a newspaper of general circulation in the county in which the principal office is located, in which event notice by the shareholder to be timely must be received not later than the close of business on the tenth day following the date of such public disclosure. The shareholder's notice to the Secretary shall set forth (a) a brief description of each matter to be presented at the annual meeting by the shareholder; (b) the name and address, as they appear on the corporation's books, of the shareholder;
(c) the class and number of shares of the corporation which are beneficially owned by the shareholder; and (d) any material interest of the shareholder in the matters to be presented. Any shareholder who intends to nominate a candidate for election as a director shall also set forth in such a notice (i) the name, age, business address and residence address of each nominee that he or she intends to nominate at the meeting, (ii) the principal occupation or employment of each nominee, (iii) the class and number of shares of capital stock of the corporation beneficially owned by each nominee, and (iv) any other information concerning the nominee that would be required under the rules of the Securities and Exchange Commission in a proxy statement soliciting proxies for the election of the nominee. The notice shall also include a consent, signed by the shareholder's nominees, to serve as a director of the corporation if elected. Notwithstanding anything in these Bylaws to the contrary, and subject to the provisions of any applicable law, no business shall be conducted at a special or annual meeting except in accordance with the procedures set forth in this
Section 4.

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

         (iii)If more than one vote, but the vote is evenly split on any particular matter, each faction may vote the securities in question proportionately.

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

Section 11.       Proxies.

     Every person entitled to vote shares has the right to do so either in person or by one or more persons, not to exceed three, designated by a proxy authorized by such shareholder or the shareholder's attorney in fact and filed with the corporation, in accordance with Cal. Corp. Code ss.178. Subject to the following sentence, any proxy duly authorized continues in full force and effect until revoked by the person authorizing it prior to the vote pursuant thereto by a writing delivered to the corporation stating that the proxy is revoked or by a subsequent proxy authorized by the person authorizing the prior proxy and presented to the meeting, or by attendance at the meeting and voting in person by the person authorizing the proxy; provided, however, that a proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted, written notice of such death or incapacity is received by this corporation. No proxy shall be valid after the expiration of eleven months from the date of its authorization unless otherwise provided in the proxy.

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


                          ARTICLE V -- OTHER PROVISIONS

Section 1.        Inspection of Corporate Records.

     (a) A shareholder or shareholders holding at least five percent in the aggregate of the outstanding voting shares of the corporation or who hold at least one percent of such voting shares and have filed a Schedule 14B with the United States Securities and Exchange Commission relating to the election of directors of the corporation shall have an absolute right to do either or both of the following:

        (i) Inspect and copy the record of shareholders' names and addresses and shareholdings during usual business hours upon five business days' prior written demand upon the corporation; or

        (ii) Obtain from the transfer agent, if any, for the corporation, upon five business days' prior written demand and upon the tender of its usual charges for such a list (the amount of which charges shall be stated to the shareholder by the transfer agent upon request), a list of the shareholders' and their names and addresses who are entitled to vote for the election of directors shareholdings, as of the most recent record date for which it has been compiled or as of a date specified by the shareholder subsequent to the date of demand.

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












                                                       EXHIBIT 10.20

                    RESOLUTION OF THE COMPENSATION COMMITTEE

                          OF THE BOARD OF DIRECTORS OF

                       SOUTHERN CALIFORNIA EDISON COMPANY

                            Adopted November 30, 1989

                 RE: AMENDMENT OF DISPUTE RESOLUTION PROCEDURES
                         IN NON-QUALIFIED BENEFIT PLANS

     WHEREAS, the Board of Directors ("Board") has previously adopted certain non-qualified benefit plans (the "Plans") for eligible executives and directors of the corporation, including the (a) 1981, 1987, 1988, and 1989 Deferred Compensation Plans for executives, (b) the Executive Supplemental Benefit Program, (c) the Executive Retirement Plan, (d) the 1985 Deferred Compensation Plan for executives, (e) the Retirement Plan for Directors, and (f) the 1985, 1987, 1988 and 1989 Deferred Compensation Plans for directors; and

     WHEREAS, these Plans have been adopted, among other things, to attract and retain the corporation's team of executives and directors, provide financial incentives to reinforce and recognize performance and accomplishments, and make the corporation's compensation programs for executives and directors more competitive within the electric utility industry and general industry; and

     WHEREAS, it is now deemed desirable to amend these Plans to provide dispute resolution procedures which will guarantee speedy and fair review of any claims that may arise under the Plans;

     NOW, THEREFORE, BE IT RESOLVED, that the Plans, be and they hereby are, amended as set forth in the attached "Exhibit A".

                                    EXHIBIT A

                  RE:     AMENDMENT OF DISPUTE RESOLUTION PROCEDURES

1.      1981, 1987, 1988. and 1989 Deferred Compensation Plans.
        ------------------------------------------------------

        Section 11 of each of these plans is amended to read as follows:

     "The Board (either directly or through its designees) will have power and authority to interpret, construe, and administer this Agreement; provided that, the Board's authority to interpret this Agreement shall not cause the Board's decisions in this regard to be entitled to a deferential standard of review in the event that a Participant or beneficiary seeks review of the Board's decision as described below. In addition, the Board shall have the power to prospectively modify or terminate this Agreement, provided that any such modification or termination does not result in the elimination of any rights that the Participant or beneficiary may have under this Agreement. Absent the consent of the Participant, however, the Board shall in no event have any authority to modify this section.

     "No member of the Board, nor its designee, shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement.

     "In the event of Plan amendment or termination, the benefit payable from the account balance of a retired or deceased Participant shall not be impaired, and the benefit from the account balances of other Participants shall not be less than the benefit to which each such Participant would have been entitled from his or her account balance immediately prior to such amendment or termination.

     "Because it is agreed that time will be of the essence in determining whether any payments are due to Participant or his or her beneficiary under this Agreement, a Participant or beneficiary may, if he or she desires, submit any claim for payment under this Agreement to arbitration. This right to select arbitration shall be solely that of the Participant or beneficiary and the Participant or beneficiary may decide whether or not to arbitrate in his or ber discretion. The "right to select arbitration" is not mandatory on the Participant or beneficiary, and the Participant or beneficiary may choose in lieu thereof to bring an action in an appropriate civil court. Once an arbitration is commenced, however, it may not be discontinued without the mutual consent of both parties to the arbitration. During the lifetime of the Participant only he or she can use the arbitration procedure set forth in this section.

     "Any claim for arbitration may be submitted as follows: if Participant or beneficiary has submitted a request to be paid under this Agreement and the claim is finally denied by the

Company in whole or in part, such claim may be filed in writing with an arbitrator of Participant's or beneficiary's choice who is selected by the method described in the next three sentences. The first step of the selection shall consist of the Participant or beneficiary submitting a list of five potential arbitrators to the Company. Each of the five arbitrators must be either (1) a member of the National Academy of Arbitrators located in the State of California or (2) a retired California Superior Court or Appellate Court judge. Within one week after receipt of the list, the Company shall select one of the five arbitrators as the arbitrator for the dispute in question. If the Company fails to select an arbitrator within one week after receipt of the list, the Participant or beneficiary shall then designate one of the five arbitrators for the dispute in question.

     "The arbitration hearing shall be held within seven days (or as soon thereafter as possible) after the picking of the arbitrator. No continuance of said hearing shall be allowed without the mutual consent of Participant or beneficiary and the Company. Absence from or nonparticipation at the hearing by either party shall not prevent the issuance of an award. Hearing procedures which will expedite the hearing may be ordered at the arbitrator's discretion, and the arbitrator may close the hearing in his or her sole discretion when he or she decides he or she has heard sufficient evidence to satisfy issuance of an award.

     "The arbitrator's award shall be rendered as expeditiously as possible and in no event later than one week after the close of the hearing.

     "In the event the arbitrator finds that the Company has breached this Agreement, he or she shall order the Company to pay to Participant or beneficiary within two business days after the decision is rendered the amount then due the Participant or beneficiary, plus, notwithstanding anything to the contrary in this Agreement, an additional amount equal to 20% of the amount actually in dispute. This additional amount shall constitute an additional benefit under this Agreement. The award of the arbitrator shall be final and binding upon the parties.

     "The award may be enforced in any appropriate court as soon as possible after its rendition. The Company will be considered the prevailing party in a dispute if the arbitrator determines (1) that the Company has not breached this Agreement and (2) the claim by Participant or his or her beneficiary was not made in good faith. Otherwise, the Participant or his or her beneficiary will be considered the prevailing party. In the event that the Company is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (excluding any attorneys' fees incurred by the Company) including stenographic reporter, if employed, shall be paid by the losing party. In the event that the Participant or his or her beneficiary is the prevailing party, the fee of the arbitrator and all necessary expenses of the hearing (including all attorneys, fees incurred by Participant or his or her beneficiary in pursuing his or her claim), including the fees of a stenographic reporter if employed, shall be paid by the Company."

2.     Executive Supplemental Benefit Program.
       --------------------------------------

     Section 7 of Part E of the Program is amended by inserting the words "Subject to Section 8 of Part E," at the beginning.

     Section 8 of Part E is amended to read identically to the amendment set forth in Section 1 of this Exhibit A, except that (1) instead of the word "Agreement" the word "Program" shall be used and (2), in lieu of paragraph three of said amendment, the following paragraph shall be substituted:

     "In the event of an amendment or termination of any Part of this Program, the benefits payable on account of a retired or deceased Participant shall not be impaired, and the benefits of other Participants shall not be less than the benefits to which each such Participant would have been entitled immediately prior to such amendment or termination of any Part (or Parts) of the Program."

3.     Executive Retirement Plan.
       -------------------------

     Section 12 of the plan is amended to read identically to the amendment set forth in Section 1 of this Exhibit A, except that (1) instead of the word "Agreement" the word "Plan" shall be used, the words "Eligible Employee" shall be used in lieu of the word "Participant," and (3), in lieu of paragraph three of said amendment, the following paragraph shall be substituted:

"In the event of Plan amendment or termination which has the effect of eliminating or reducing a benefit under the Plan, the benefit payable on account of a retired Eligible Employee or survivor or other beneficiary shall not be impaired, and the benefits of other Eligible Employees shall not be less than the benefit to which each such Eligible Employee would have been entitled if he or she had retired immediately prior to such amendment or termination."

4.      1985 Deferred Compensation Plan for Executives.
        ----------------------------------------------

     Section 10 of the plan is amended to read identically to the amendment set forth in Section 1 of this Exhibit A.

5.     Retirement Plan for Directors.
       -----------------------------

     Article V of the plan is amended to delete the third and fourth sections thereof. New Article VI entitled "Plan Interpretation" is added to read identically to the amendment set forth in Section 1 of this Exhibit A, except that (1) instead of the word "Agreement" the word "Plan" shall be used, the words "Eligible Director" shall be used in lieu of the word

"Participant," and (3), in lieu of paragraph three of said amendment, the following paragraph shall be substituted: "In the event of Plan amendment or termination which has the effect of eliminating or reducing a benefit under the Plan, the benefit payable on account of a retired Eligible Director or survivor or other beneficiary shall not be impaired, and the benefits of other Eligible Directors shall not be less than the benefit to which each such Eligible Director would have been entitled if he or she had retired immediately prior to such amendment or termination."

6.    1995, 1987, 1988 and 1989 Deferred Compensation Plans for Directors
      -------------------------------------------------------------------

     Section 9 of each of these plans is amended to read identically to the amendment set forth in Section 1 of this Exhibit A.






                                                       EXHIBIT 10.21

                              RETIREMENT AGREEMENT



This Retirement Agreement ("Agreement"), is entered into by and between Richard
K. Bushey ("RKB") an individual, and Edison International ("EI"), a corporation.

In consideration of the covenants undertaken and the releases contained in this Agreement and of RKB's more than 35 years of valued service, RKB on the one hand, and EI on the other hand, agree as follows:

1. RKB will irrevocably resign as an officer of EI and Southern California Edison ("SCE") effective December 31, 1998, by executing a letter substantially in the form attached hereto as Exhibit A and incorporated herein by reference. RKB will irrevocably retire from employment with EI and SCE effective on the later of (a) April 1, 1999, or (b) the date when an amendment providing for a lump sum payment option from the SCE Qualified Retirement Plan (the "Qualified Plan") becomes effective. The date of RKB's retirement as an employee of EI and SCE shall be referred to in this Agreement as the "Effective Date". RKB will continue as an employee of EI and SCE at no less than his current salary until the Effective Date and agrees to provide services to EI and SCE, or to others on behalf of EI or SCE, as mutually agreed upon by RKB and EI's Chief Financial Officer from January 1, 1999, to the Effective Date.

2. RKB will be entitled to severance benefits equal to RKB's final annual salary which will be credited to RKB's account under the Edison International Executive Deferred Compensation Plan (the "Executive DCP") as of the Effective Date.

3. Notwithstanding his resignation as an officer, RKB shall be considered an SCE vice president-level executive for all executive benefit plan purposes during the remainder of his employment, and upon his retirement, he shall be entitled to benefits under such plans on the same basis as any SCE vice president retiring in 1999. RKB and his dependents will be entitled to health care benefits on the same basis as other active SCE executives retiring in 1999.

4. RKB will be eligible for bonus award consideration under the Executive Incentive Plan for 1998 and for the portion of 1999 that he works in accordance with the terms of the plan.

5. RKB has Edison International nonqualified stock options outstanding under the Equity Compensation Plan or predecessor plans. Notwithstanding any terms in the option agreements to the contrary, and subject to approval of the EI Compensation and Executive Personnel Committee ("CEP Committee"), all of RKB's outstanding unvested options will vest on the Effective Date and be exercisable for the full original terms of the agreements granting such options.

6. RKB will receive retirement benefits under the Qualified Plan and the SCE Executive Retirement Plan ("ERP"). With respect to RKB's benefits under the Qualified Plan and the ERP, the parties understand and agree as follows:

     a. RKB will receive, at his option, either a joint and survivor life annuity or a lump sum payment under the Qualified Plan. The monthly pension benefit payment available to RKB under the Qualified Plan determined in accordance with plan practice assuming an April 1, 1999 Effective Date, is estimated to be approximately $6,609; the actuarially determined lump sum payment equivalent to the joint and survivor annuity is estimated to be approximately $885,000 based on current interest rates. The lump sum amount that will be available to RKB on the Effective Date will be based on the interest rate, determined in accordance with plan practice, used for discounting purposes that is in effect on the Effective Date.

     b. RKB has elected the 120-month benefit payment option under the ERP. The monthly benefit payments to RKB under the ERP will commence one month after the Effective Date and will be payable for 120 months. The initial monthly payment will be approximately $6,975 assuming an April 1, 1999 Effective Date. In accordance with plan practice, interest will be credited annually at the end of each calendar year and the monthly payment for the following year will be recomputed to reflect the credited interest.

     c. Benefits under the Qualified Plan will continue for RKB's lifetime, and upon his death, his eligible surviving spouse will commence receiving a 50% survivor annuity payable under the terms of the Qualified Plan for the balance of her life, unless RKB elects a lump sum payment option for the Qualified Plan benefit, in which event RKB shall be ineligible for the lifetime annuity and his surviving spouse will not be eligible for a survivor annuity.

     d. Based upon RKB's projected accrued sick leave, the total unused sick leave allowance payable under the Qualified Plan and/or the ERP is estimated to be $93,000. This amount is subject to change depending upon sick leave usage prior to the Effective Date.

     e. The maximum benefits payable under the Qualified Plan are subject to IRS limitations. Because of these limitations, the portions of the retirement benefits payable from the Qualified Plan and the ERP may vary from the amounts shown in this Paragraph 6; however, the total of the retirement benefits payable under the Qualified Plan and the ERP will remain approximately as estimated.

7. Subject to approval of the CEP Committee of RKB's request to defer commencement of payments from the EI Executive Deferred Compensation Plan, the 1981A Deferred Compensation Plan and the 1985 Deferred Compensation Plan, payments will commence on May 1, 2000. Interest will be credited to RKB's Plan accounts at the rate of 8.16% per annum from the Effective Date to April 30, 2000. Thereafter, interest will be credited at the rates and subject to the terms and conditions of the respective plans.

8. EI will credit to RKB's Executive DCP account the sum of $100,000 on the Effective Date, and will pay to RKB an additional $100,000 one year later, and an additional $100,000 two years later, as retainer fees for RKB to remain available as a consultant for a period of 36 months commencing on the Effective Date to provide upon request by the EI Chief Financial Officer, or his delegate, information and assistance to EI or its affiliates with respect to any matters handled by RKB or with which he became familiar while he was employed by EI and SCE. RKB will receive no additional hourly or other compensation for performing these consulting services, but EI will reimburse RKB for any expenses incurred in connection with the providing of such information and assistance as a consultant. EI agrees that it will give RKB reasonable prior notice of its need for his assistance or provision of information, which shall be no more than 39 hours per month, and EI agrees that it shall set all meetings at reasonable times convenient to RKB's schedule. RKB shall submit written statements accounting for his expenses on a monthly basis, and EI will reimburse RKB for these expenses within two weeks after each submittal.

9. On the Effective Date RKB will become the owner at no cost to RKB of the personal computer and related equipment, the facsimile machine and selected furniture and office decorations that EI provided for his use as identified on the schedule attached hereto as Exhibit B and selected by RKB. The values of such items are taxable income to RKB and subject to applicable withholding of taxes pursuant to Paragraph 13 of this Agreement.

10. For the 36-month period immediately following the Effective Date, RKB will not engage in any activity which is directly competitive with EI or any of its affiliates, or serve on the Board of Directors of any corporation engaged in any such business, or render services to any organization or individual in connection with any matter in which the position of such organization or individual is known to RKB to be adverse to the position of EI, or any affiliate of EI, except with the written consent of the Chief Executive Officer or General Counsel of EI.

11. RKB acknowledges that he is in possession of confidential trade secret and business information not publicly available concerning EI and its affiliates. RKB specifically agrees that he will not at any time, in any fashion, form, or manner use or divulge, disclose or communicate to any person, firm, or corporation, in any manner whatsoever, any confidential information concerning any matters affecting or relating to the business of EI and any of its affiliates.

12. RKB and EI expressly agree that, except to the extent this Agreement imposes obligations upon the parties, this Agreement will never, at any time, for any purpose whatsoever, be considered as an admission of liability or responsibility of the parties or any of them. Moreover, neither this Agreement nor anything in this Agreement will be construed to be nor will be admissible in any proceeding as evidence of or an admission by EI or any of its affiliates of any violation of its or their policies or procedures, or of state or federal laws or regulations. This Agreement may be introduced, however, in any proceeding to enforce the terms of this Agreement. Such introduction must be pursuant to an order protecting the confidentiality of this Agreement.

13. EI may withhold from any compensation or benefits payable under this Agreement all federal, state and other taxes as may be required pursuant to any law or governmental regulation or ruling. RKB agrees that he will be exclusively liable for the payment of all federal and state taxes that may be due from him as the result of the consideration received from EI herein.

14. If RKB has a right as a former employee and retiree to receive other plan benefits not specifically addressed herein (by way of example and not by way of limitation, benefits under the Stock Savings Plus Plan and other executive retirement and post-retirement survivor benefits), RKB and his beneficiaries will continue to have the right to such other benefits in accordance with the terms of the respective plans.

15. This Agreement will be administered by EI, which will have the general responsibility of reasonably interpreting this Agreement. Any controversy or claim arising out of or relating to this Agreement or breach or alleged breach of this Agreement, or to enforce or interpret this Agreement, which cannot be resolved by the parties will be settled by arbitration to be held in the County of Los Angeles in accordance with the Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. The parties will equally divide the arbitrators' fees. The prevailing party will be entitled to recover against the other party reasonable attorney's fees, expenses and costs incurred in connection with such proceedings including his or its one-half share of the arbitrators' fees.

16. This Agreement will be binding upon any successor in interest of EI. Neither this Agreement nor any right or interest hereunder will be assignable by RKB without EI's prior written consent. Nothing herein will restrict RKB's right to designate beneficiaries under any of the plans in which he is a participant, provided such designations are not prohibited by the applicable plan documents and are otherwise lawful, or to transfer rights to income to any trust or other entity which he may establish for estate planning purposes. Except as required by law, no right to receive payments under this Agreement will be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt to effect such action will be null, void and of no effect.

17. No provision of this Agreement may be amended, modified, or waived except by written agreement signed by the parties hereto.

18. RKB acknowledges and understands that the confidentiality of this Agreement is of the utmost concern to EI and that this Agreement would not have been entered into by EI without his promise to keep such matter confidential. Accordingly, RKB agrees that, except to the extent disclosure is required by law or formal government demand, he will keep the terms and conditions of this Agreement and the Agreement document itself confidential and he will not disclose them to any other person, other than his wife, immediate family members, legal advisors and/or other professional advisors, who will also be advised of its confidentiality and who will agree to be bound by this confidentiality agreement.

19. RKB acknowledges and understands that EI would not enter into this Agreement without it serving as the means to compromise, resolve, settle, and terminate any dispute or claim that may exist between them with respect to RKB's employment with EI and SCE and his retirement therefrom. RKB and EI therefore agree that all of the payments, benefits and rights accruing to RKB from EI pursuant to the terms of this Agreement are hereby made expressly contingent upon RKB's delivery to EI of a fully executed and valid release in the form attached as Exhibit C (the "Release") no earlier than 30 days, nor later than 7 days, prior to the Effective Date.

20. This Agreement will be deemed to have been entered into in the State of California and all questions concerning its validity, interpretation or performance of any of its terms or provisions, or of any rights or obligations of the parties hereto, will be governed and resolved in accordance with the laws of the State of California. Furthermore, no provision of this Agreement is to be interpreted for or against either party because that party, or his legal representative, drafted such provision.

21. RKB represents and agrees that he has carefully read and understands this Agreement, and agrees that neither EI nor any officer, agent, or employee of EI or any of its affiliates has made any representations other than those contained herein. EI agrees that neither RKB nor any of his representatives has made any representations other than those contained herein. Further, RKB and EI expressly agree that they have entered into this Agreement freely and voluntarily and without pressure or coercion from the other or from their respective officers, agents, employees, or anyone else acting on their behalf. RKB further expressly agrees that prior to the execution of this Agreement, he was advised to seek independent legal advice concerning the terms, conditions and effect of this Agreement.

22. RKB and EI represent and agree that this Agreement and the Release contain the entire agreement and understanding between the parties hereto concerning RKB's employment with and retirement from EI and SCE, and other subject matters addressed herein. RKB and EI further represent and agree that the Agreement and Release supersede and replace all prior negotiations and agreements, proposed or otherwise, whether written or oral, concerning the subject matter hereof and that the Agreement and Release constitute an integrated agreement, the terms of which are contractual in nature and not a mere recital.

23. If any provision of this Agreement or the application thereof is held invalid, the invalidity will not affect the other provisions or applications, and to this extent, the provisions of this Agreement are declared to be severable.

24. This Agreement may be executed in counterparts, and each counterpart, when executed, will have the efficacy of a signed original. Photographic copies of such signed counterparts may be used in lieu of the original for any purpose.


IN WITNESS WHEREOF, RKB and EI have executed this Agreement on the dates opposite their signatures.


I declare under penalty of perjury under the laws of the State of California that I have carefully read the foregoing Agreement and know and fully understand the terms and content thereof and I accept and agree to the provisions it contains and hereby execute it voluntarily and as my own free act with full understanding of its consequences.


Dated:  September 15, 1998, at                     Richard K. Bushey
                                             -----------------------------
          Arcadia, California                      Richard K. Bushey

I warrant and represent that I have the authority to execute this Agreement on behalf of EI.

EDISON INTERNATIONAL


Dated: October 5, 1998 at                           Alan J. Fohrer
                                             -----------------------------
       Rosemead, California                         Alan J. Fohrer
                                             Its: Executive Vice President
                                               & Chief Financial Officer

                               SPOUSE'S STATEMENT

I have carefully read the foregoing Agreement and I know and fully understand the terms and content thereof. I understand that California is a community property state, and to the extent I now or in the future may have any right, title or interest in anything released, bargained for, received, or agreed to in the Agreement, I hereby expressly agree to be completely bound by all provisions of the Agreement. I have signed this statement as my own free act.


Dated: September 15, 1998                              Janeil D. Bushey
                                               -------------------------------
       Arcadia, California                             Janeil D. Bushey

WITNESSED BY:


Dated: September 15, 1998                             Karen M. Whitehill
                                              ---------------------------------
                                                      Karen M. Whitehill

                                   EXHIBIT A

                               RICHARD K. BUSHEY
                            1030 Don Alvarado Drive
                           Arcadia, California 91006


                               February 18, 1999

Edison International
2244 Walnut Grove Avenue
Rosemead, California 91770

ATTENTION:  Corporate Secretary

Ladies and Gentlemen:

This is to advise you that effective March 1, 1999, I hereby irrevocably and voluntartily elect to resign as controller of Edison International ("EI"), and Southern California Edison Company ("SCE") and that effective April 1, 1999, I hereby irrevocably and voluntarily elect to resign as vice president of EI and SCE and from other officer and/or director positions held with other affiliates of EI and SCE. I am also electing to retire as an employee of EI and SCE effective April 2, 1999. Subsequent to my retirement as an employee of EI and SCE, I will not seek reemployment with EI, SCE or any of its other affiliates.

With your agreement and acceptance below, this letter will serve to supersede and (1) amend the effective dates of my retirement and resignation as set forth in the Retirement Agreement ("Agreement") which I executed on September 15, 1998, and Alan J. Fohrer executed on behalf of EI on October 5, 1998, and (2) further amend such effective dates as set forth in a letter dated December 19, 1998, which amended the Agreement.

Please return one signed copy of this letter to me for my files.

                                        Sincerely,


                                        Richard K. Bushey
                                        -----------------
                                        Richard K. Bushey
                                        SSN ###-##-####

AGREED TO AND ACCEPTED:

EDISON INTERNATIONAL


By:  Beverly P. Ryder         Date: March 1, 1999
     ----------------
     Beverly P. Ryder

Its: Corporate Secretary

                                     EXHIBIT B

Description of Computer Equipment, Facsimile and Office Furnishings Available to RKB at No Cost


1.       Computer Equipment:

         Dell Notebook
         Dell Docking Station
         Monitor, Speakers and Headphones
         Keyboard
         Mouse
         HP Printer
         Printer Table

2.       Facsimile:
         Brothers Model 6550MC

3.       Office Furnishings:
         Desk Unit
         Sofa, Wing Chair, Coffee Table, End Table, Chow Table
         Desk Chair
         Side Chairs (4)
         Pictures (3)
         Desk Pad, Pen Set, Memo Pad Holders, Water Carafe, Clock
         Lamps (2)

                                     RELEASE



Richard K. Bushey ("RKB") and Edison International ("EI"), have entered into a retirement agreement ("Retirement Agreement") whereby RKB has agreed to irrevocably retire from employment with EI and Southern California Edison ("SCE") effective on the later of (a) April 1, 1999, or (b) the date when an amendment providing for a lump sum payment option from the SCE Qualified Retirement Plan becomes effective. As part of RKB's consideration under the Retirement Agreement, and as a condition precedent to the additional payments and benefits he will be entitled to receive pursuant to the Retirement Agreement, RKB promised to deliver this executed Release to EI no sooner than 30 days nor later than 7 days prior to the effective date of the Retirement Agreement. Now, therefore, RKB agrees as follows:

1. Except for obligations granted by or arising out of the Retirement Agreement, and any applicable retirement, deferred compensation, stock option, or welfare benefit plan, RKB, on his own behalf, and on the behalf of his descendants, dependents, heirs, executors, administrators, assigns and successors, as such, does hereby covenant not to sue and acknowledges complete satisfaction of and hereby releases, absolves and discharges EI, and its successors, assigns, subsidiaries, divisions and affiliated corporations, past and present (including without limitation SCE and its affiliates), and their trustees, directors, officers, shareholders, agents, attorneys, insurers, and employees, past and present, and each of them, as such (hereinafter in this Release collectively referred to as "EI Releasees") with respect to and from any and all claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, wages, obligations, debts, expenses, attorney's fees, damages, judgments, orders and liabilities of whatever kind or nature in law, equity or otherwise, without any exception whatsoever, and any and all claims, demands, agreements, obligations, and causes of action, known or unknown, suspected or unsuspected, by RKB arising out of or in any way concerning the events and/or circumstances surrounding his employment with EI and SCE or separation and retirement therefrom.

2. RKB understands and expressly agrees that the release given by him in Paragraph 1, above, without any exception whatsoever, extends to all claims, injuries, damages or losses to his person and property, whether known, unknown, foreseen, patent or latent, which he may have against the EI Releasees or any of them. RKB specifically and expressly waives all his rights under SECTION 1542 of the CALIFORNIA CIVIL CODE which provides as follows:

     "A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR."

3. RKB expressly acknowledges and agrees that by entering into this Release, he is waiving any and all rights or claims that he may have arising from the Age Discrimination in Employment Act of 1967, as amended, which have arisen on or before the date of execution of this Release. RKB further acknowledges and agrees that:

     o In return for executing this Release, he will receive compensation beyond that which he was already entitled to receive before entering into this Release;

     o He is hereby advised in writing to consult with an attorney before signing this Release;

     o He was given a copy of this Release on February 5, 1999, and informed that he has 21 days within which to consider the release and voluntarily executed this Release before expiration of that 21-day period; and

     o He was informed that he has seven days following the date of execution of this Release in which to revoke it.

IN WITNESS WHEREOF, RKB has executed this Release on the date opposite his signature.

I declare under penalty of perjury under the laws of the State of California that I have carefully read the foregoing Release and know and fully understand the terms and content thereof and I accept and agree to the provisions it contains and hereby execute it voluntarily and as my own free act with full understanding of its consequences.


Dated: February 23, 1999, at                            Richard K. Bushey
Rosemead, California                             ------------------------------
                                                        Richard K. Bushey

                                                                    EXHIBIT 12

SOUTHERN CALIFORNIA EDISON COMPANY AND CONSOLIDATED UTILITY-RELATED SUBSIDIARIES

     RATIOS OF EARNINGS TO FIXED CHARGES AND PREFERRED AND PREFERENCE STOCK

                             (Thousands of Dollars)

                                                            Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                     1993            1994           1995            1996         1997            1998
--------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES
  AND FIXED CHARGES:

Income before interest expense(1) $1,127,275      $1,081,800     $1,143,477     $1,108,410    $1,049,866     $  999,910
Add:
   Taxes on income (2)               408,033         452,091        509,632        511,819       520,468        442,356
   Rentals(3)                          3,463           3,512          4,018          3,269         2,639          2,208
   Allocable portion of interest
     on long-term-term Contracts for
     the purchase of power(4)          1,890           1,870          1,848          1,824         1,797          1,767
Spent nuclear fuel interest(6)           487              68              -              -             -              -
Amortization of previously capitalized
   fixed charges                       4,878           2,271          1,185            814         1,127          1,571
--------------------------------------------------------------------------------------------------------------------------
Total earnings before income
Taxes and fixed charges(A)        $1,546,026      $1,541,612     $1,660,160     $1,626,136    $1,575,897     $1,447,812
--------------------------------------------------------------------------------------------------------------------------


FIXED CHARGES:
--------------------------------------------------------------------------------------------------------------------------
   Interest and amortization     $   449,230     $   443,219     $  463,786    $   453,015    $  444,272     $  484,788
   Rentals(3)                          3,463           3,512          4,018          3,269         2,639          2,208
Capitalized fixed charges-
     nuclear fuel(5)                     978             254          1,531          1,711         2,398          1,294
Allocable portion of interest on
     long-term contracts for
     the purchase of power(4)          1,890           1,870          1,848          1,824         1,797          1,767
Spent nuclear fuel interest(6)           487              68              -              -             -              -
Preferred and preference stock dividend
   Requirements - pre-tax basis       65,228          68,455         64,330         61,256        54,831         45,784
--------------------------------------------------------------------------------------------------------------------------

Total fixed charges(B)            $  521,276      $  517,378     $  535,513     $  521,075    $  505,937     $  535,841
--------------------------------------------------------------------------------------------------------------------------


RATIO OF EARNINGS TO
FIXED CHARGES(A) (B)                    2.97            2.98           3.10           3.12          3.11           2.70
--------------------------------------------------------------------------------------------------------------------------


(1) Includes allowance for funds used during construction and accrual of unbilled revenue.

(2) Includes allocation for federal income and state franchise taxes to other income.

(3) Rentals include the interest factor relating to certain significant rentals plus one-third of all remaining annual rentals.

(4) Allocable portion of interest included in annual minimum debt service requirement of supplier.

(5)  Includes fixed charges associated with Nuclear Fuel.

(6)  Represents interest on spent nuclear fuel disposal obligation.





                                                            EXHIBIT 13

Southern California Edison Company Logo



                                             Southern California Edison Company




















                                                             1998 Annual Report

--------------------------------------------------------------------------------
A Profile of Southern California Edison Company








Southern California Edison (SCE) is the nation's second largest investor-owned electric utility. Headquartered in Rosemead, California, SCE is a subsidiary of Edison International, which is primarily an energy-services company.

SCE, a 113-year old electric utility, serves 4.3 million customers and more than 11 million people within a 50,000-square-mile area of central, coastal and Southern California.



       Contents

1      Management's Discussion and Analysis of
       Results of Operations and Financial Condition
13     Consolidated Financial Statements
17     Notes to Consolidated Financial Statements
35     Quarterly Financial Data
36     Responsibility for Financial Reporting
37     Report of Independent Public Accountants
38     Selected Financial and Operating Data: 1994-1998
39     Board of Directors
39     Management Team

--------------------------------------------------------------------------------
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) 1998 earnings were $490 million, compared with $576 million in 1997 and $621 million in 1996. SCE's 1996 earnings included special charges of $18 million for workforce management costs and reserves. The $86 million earnings decline in 1998 was primarily due to lower authorized revenue, which resulted from reduced authorized returns on generating assets and a lower earning asset base resulting from the accelerated recovery of investments and divestiture of gas- and oil-fueled generation assets, partially offset by superior operating performance at the San Onofre Nuclear Generating Station. Before special charges, 1997 earnings declined $63 million compared to the prior year, mainly due to the extended outage and lower return at San Onofre. The decline was partially offset by higher sales and lower non-nuclear operating expenses.

Operating Revenue

Since April 1, 1998, SCE has been required to sell all of its generated power to the power exchange (PX). For more details, see Competitive Environment. Excluding the sales to the PX, operating revenue decreased 6% from 1997. The decrease reflects lower average residential rates (mandated by legislation enacted in September 1996), partially offset by an increase in other revenue resulting from maintenance work SCE is providing for the new owners of the divested gas- and oil-fueled plants, as required by the restructuring legislation. Operating revenue increased 5% in 1997 over 1996, due to an increase in sales volume and customer refunds in 1996. There were no comparable refunds in 1997. The increase in volume is mainly attributable to the overall increase in retail sales among residential and commercial customers due to unusually warm weather during the third quarter of 1997. In 1998, over 99% of operating revenue (excluding sales to the PX) was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission
(FERC).

Due to warmer weather during the summer months, operating revenue (excluding sales to the PX) during the third quarter of each year is significantly higher than other quarters.

The changes in operating revenue (excluding sales to the PX) resulted from:

In millions                         Year ended December 31,          1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Operating revenue --
   Rate changes (including refunds)                                 $(527)            $173             $(522)
   Sales volume changes                                               (44)             193               206
   Other                                                              117                4                26
-------------------------------------------------------------------------------------------------------------------

Total                                                               $(454)            $370             $(290)
-------------------------------------------------------------------------------------------------------------------

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See discussion in Competitive Environment.

Operating Expenses

Fuel expense decreased 63% in 1998, primarily due to the sale of the gas- and oil-fueled generation plants, as well as significantly lower gas prices in the first quarter of 1998. Fuel expense increased 40% in 1997 over 1996. The increase was due to a $174 million gas contract termination payment during the third quarter of 1997, combined with higher gas prices and the extended refueling outages at San Onofre. San Onofre Unit 2 was shut down during the entire first quarter of 1997, Unit 3 was shut down 80 days of the second quarter and both units had a combined outage time of 30 days during the third

--------------------------------------------------------------------------------
                                              Southern California Edison Company

quarter, which resulted in an overall increase in gas-powered generation for 1997. There were no comparable outages in 1996.

Since April 1, 1998, SCE has been required to purchase all of its power from the PX for distribution to its retail customers. SCE is continuing to purchase power from certain nonutility generators (known as qualifying facilities) and under existing inter-utility contracts. This purchased power is sold to the PX. Excluding the power purchased from the PX, purchased-power expense decreased slightly in 1998, while increasing slightly in 1997. SCE is required under federal law to purchase power from certain qualifying facilities even though energy prices under these contracts are generally higher than other sources. In 1998, SCE paid about $1.5 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses decreased in 1998, mainly due to the rate-making treatment of the rate reduction notes. This rate-making treatment has allowed for the deferral of the collection of a portion of the transition-related revenue, from a four-year period to a 10-year period. This decrease was almost completely offset by overcollections resulting from the gain on sales of the gas- and oil-fueled generation plants during 1998 and other transition costs, as well as overcollections related to the administration of public-purpose funds. The provisions for regulatory adjustment clauses decreased substantially in 1997, due to undercollections in the energy cost balancing account as actual energy costs (including the gas termination payment discussed above) exceeded CPUC-authorized fuel and purchased-power cost estimates. In addition, there were undercollections associated with SCE's direct access activities (see discussion in Competitive Environment), research and development activities, and San Onofre. These undercollections were offset by overcollections related to actual base-rate revenue from kilowatt-hour sales exceeding CPUC-authorized estimates and the final settlement of SCE's Canadian supply and transportation contracts.

Other operating expenses increased 22% in 1998, primarily due to must-run reliability services, direct access activities, and PX and independent system operator (ISO) costs incurred by SCE. Also, storm damage expense resulting from the harsh winter in 1998 contributed to the increase.

Maintenance expense increased 23% in 1997, due to higher maintenance costs at the transmission and distribution operating facilities, and the scheduled refueling outages at the San Onofre units.

Depreciation, decommissioning and amortization expense increased 25% in 1998, primarily due to the further acceleration of recovery of San Onofre Units 2 and 3 and the Palo Verde Nuclear Generating Station units, accelerated recovery of the gas- and oil-fueled generation plants, and the amortization of the loss on plant sales. The amortization of the loss on plant sales, as well as the accelerated recoveries implemented in 1998 are part of the competition transition charge (CTC) mechanism. Depreciation, decommissioning and amortization expense increased 17% in 1997, mainly due to increases in plant assets and the accelerated recovery of the Palo Verde units, effective January 1997.

Income taxes decreased 23% in 1998, primarily due to lower pre-tax income, as well as additional amortization related to the CTC mechanism.

Property and other taxes decreased 32% in 1997, due to a reclassification of payroll taxes to operation and maintenance expense.

Gain on sale of utility plant represents the net result from the sale of the gas- and oil-fueled generation plants in 1998. Gains on sales of the gas- and oil-fueled plants were used to reduce stranded costs. Losses on sales will be recovered from customers over the transition period.

Other Income and Deductions

The provision for rate phase-in plan reflected a CPUC-authorized, 10-year rate phase-in plan, which deferred the collection of revenue during the first four years of operation for the Palo Verde units. The deferred revenue (including interest) was collected evenly over the final six years of each unit's plan.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of Results of Operations and Financial Condition

The plan ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively. The provision was a non-cash offset to the collection of deferred revenue.

Interest and dividend income increased 49% in 1998, reflecting higher investment balances due to the sale of the gas- and oil-fueled generation plants, as well as increases in interest earned on higher balancing account undercollections. In 1997, interest and dividend income increased 18% due to increases in interest earned on balancing accounts and increases in dividend income from equity investments.

Other nonoperating income increased 81% in 1998, when compared to 1997, primarily due to the additional accruals in 1997 for regulatory matters. These accruals caused a substantial decrease in other nonoperating income in 1997, when compared to 1996.

Interest Expense

Interest on long-term debt increased 22% in 1998, mainly due to the issuance of the rate reduction notes in December 1997. In 1997, interest on long-term debt decreased due to the early retirement of $400 million of first and refunding mortgage bonds in July 1997, partially offset by the additional interest expense associated with the rate reduction notes issued in December 1997. Interest on the rate reduction notes was $148 million in 1998 and $9 million in 1997.

Other interest expense decreased substantially in 1998, mostly due to lower overall short-term debt balances, particularly short-term debt used to finance fuel inventories. These fuel inventories are no longer needed because of the divestiture of the gas- and oil-fueled plants. Other interest expense increased substantially in 1997, due to higher levels of short-term debt used to retire first and refunding mortgage bonds.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's board of directors has authorized the repurchase of up to $2.8 billion (increased from $2.3 billion in July 1998) of its outstanding shares of common stock. Edison International repurchased 100.4 million shares ($2.4 billion) between January 1995 and February 4, 1999, funded by dividends from its subsidiaries and the issuance of rate reduction notes.

SCE's cash flow  coverage of dividends  was 0.9 times for both 1998 and 1997 and
2.2 times in 1996. The 1998 decrease reflects the $680 million special dividend SCE paid to Edison International in 1998 from the gas- and oil-fueled plant sales proceeds, as well as the rate-making treatment of the gains on sales of the gas- and oil-fueled plants. The 1997 decrease reflects the $1.2 billion special dividend SCE paid to Edison International in December 1997 from rate reduction note proceeds.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.0 billion in 1998, $1.7 billion in 1997 and $1.8 billion in 1996. Cash from operations exceed capital requirements for all years presented.

Cash Flows from Financing Activities

At December 31, 1998, SCE had available lines of $1.3 billion, with $800 million for general purpose, short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates and expire in 2002.

--------------------------------------------------------------------------------
                                              Southern California Edison Company

Short-term debt is used to finance fuel inventories and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and trust indenture. As of December 31, 1998, SCE could issue approximately $13.9 billion of additional first and refunding mortgage bonds and $4.4 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1998, SCE had the capacity to pay $794 million in additional dividends and continue to maintain its authorized capital structure.

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

The rate reduction notes have maturities ranging from one to nine years, and bear interest at rates ranging from 6.14% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of the SPE, and there is no recourse to SCE or Edison International.

Although the SPE is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, the SPE is legally separate from SCE, the assets of the SPE are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, proceeds from the sale of plant (see discussion in Competitive
Environment) and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $8.6 billion between 2000--2070 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($1.9 billion), escalated at rates averaging 5.6% annually. These costs are expected to be funded from independent decommissioning trusts, which currently receive SCE contributions of approximately $100 million per year. However, SCE has requested the CPUC to authorize a reduction in the annual contributions to the decommissioning trusts beginning January 1, 2000. The plan to decommission San Onofre Unit 1 beginning in 2000, which is pending CPUC approval, is not expected to affect SCE's annual contributions to the decommissioning trusts.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in energy prices and interest rates. SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of Results of Operations and Financial Condition

As a result of the rate freeze established in the restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been reasonable, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap of $250/MW on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap of $250/MWh on its market for imbalance energy while a software problem affecting the efficient operation of that market persists. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. During the upcoming year, the ISO will be considering removing these price caps, which could increase the risk of high market prices. SCE has entered into hedges against high natural gas prices, since increases in natural gas prices tend to raise the price of electricity purchased from the PX.

A 10% increase in market interest rates would result in a $7 million increase in the fair value of SCE's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $7 million decline in the fair market value of interest rate hedge agreements. A 10% increase in natural gas prices would result in a $21 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $14 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are: 1999 -- $922 million; 2000 -- $831 million; 2001 -- $726 million; 2002 -- $699 million;
and 2003 -- $689 million.

Long-term debt maturities and sinking fund requirements for the next five years are: 1999-- $401 million; 2000-- $571 million; 2001-- $646 million; 2002-- $446 million; and 2003-- $371 million.

Preferred stock redemption requirements for next five years are: 1999 through 2001 -- zero; 2002 -- $105 million; and 2003 -- $9 million.

Regulatory Matters

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour).

In 1999, revenue will be determined by various mechanisms depending on the utility operation. Revenue related to distribution operations will be determined through a performance-based rate-making mechanism (PBR) and the distribution assets will have the opportunity to earn a CPUC-authorized 9.49% return. The distribution-only PBR will extend through December 2001. Transmission revenue will be determined through FERC-authorized rates and transmission assets will earn a 9.43% return. These rates are subject to refund. Key elements of PBR include: transmission and distribution (T&D) rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

Revenue from generation-related operations will be determined through the competitive market and the CTC mechanism, which now includes the nuclear rate-making agreements. Revenue related to fossil and hydroelectric generation operations is recovered from two sources. The portion that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. In 1999, fossil and hydroelectric generation assets will earn a 7.22% return.

--------------------------------------------------------------------------------
                                              Southern California Edison Company

In 1996 and 1997, the CPUC authorized revised rate-making plans for SCE's nuclear facilities, which call for the accelerated recovery of the nuclear investments in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incentive-pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism.

The changes in revenue from the regulatory mechanisms discussed above, excluding the effects of other rate actions, are expected to have an approximately $20 million negative impact on 1999 earnings.

The CPUC is considering unbundling SCE's cost of capital based on major utility function. In May 1998, SCE filed an application on this issue and hearings were completed in October 1998. A CPUC decision is expected in early to mid-1999.

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

California Electric Utility Industry Restructuring

Restructuring Decision and Statute -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure involving competition and customer choice. The State of California enacted legislation in 1996 to provide a transition to a competitive market structure. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998--2001 transition period. In addition, the Statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the Statute contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses. The new market structure and customer choice began on April 1, 1998.

1998 Activities -- During 1998, SCE implemented changes to comply with restructuring elements required by the CPUC and the Statute. Beginning January 1, 1998:

o SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund.

o SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition

--------------------------------------------------------------------------------
Management's Discussion and Analysis of Results of Operations and Financial Condition

     period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market.

o SCE transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion (which reflects the sale of SCE's gas- and oil-fueled generation plants) from costs pertaining to certain generating assets and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units (as discussed in Regulatory Matters), and certain other costs.

o Residential and small commercial customers who began receiving a 10% rate reduction are repaying the rate reduction notes issued in December 1997 (see further discussion in Cash Flows from Financing Activities) through non-bypassable charges based on electricity consumption.

Effective April 1, 1998:

o The ISO assumed operational control of the transmission system after the ISO and PX had begun accepting bids and schedules for electricity purchases on March 31, 1998. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, will be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period.

o Customers can choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which is purchasing its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or energy service providers (ESPs) such as power brokers, marketers and aggregators. Electric utilities are continuing to provide the core distribution service of delivering energy through their distribution system regardless of a customer's choice of electricity supplier. The CPUC is continuing to regulate the prices and service obligations related to distribution services. As of December 31, 1998, approximately 47,000 of SCE's 4.3 million customers have requested the direct access option.

o Customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide such a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. Customers with maximum demand above 20 kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. Beginning in January 1999, all customers can make these choices. In September 1998, the CPUC issued a decision regarding the credits that would be provided to customers if they elect to obtain revenue cycle services from someone other than SCE. Although the decision adopted SCE's recommendation of using the net avoided cost, it also adopted a methodology which results in higher credits to customers but requires

--------------------------------------------------------------------------------
                                              Southern California Edison Company

     ESPs to pay service fees to SCE for the costs that SCE incurs as a result of dealing with the ESP. SCE may experience a reduction in revenue security asa result of this unbundling.

During 1998, SCE sold all of its gas- and oil-fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the Statute and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed related to the application of asset impairment standards to these assets. Using this guidance resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.4 billion, after tax, at December 31, 1998) as a one-time, non-cash charge against earnings.

If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

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

--------------------------------------------------------------------------------
Management's Discussion and Analysis of Results of Operations and Financial Condition

SCE's recorded estimated minimum liability to remediate its 49 identified sites is $171 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 41% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $88 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $141 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1998 were $7 million.

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

SCE's projected environmental capital expenditures are $900 million for the 1999--2003 period, mainly for aesthetics treatment, including undergrounding certain transmission and distribution lines.

The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of scientific research. After many years of research, scientists have not found that exposure to EMF causes disease in humans. Research on this topic is continuing. However, the CPUC has issued a decision, which provides for a rate-recoverable research and public education program conducted by California electric utilities, and authorizes these utilities to take no-cost or low-cost steps to reduce EMF in new electric facilities. SCE is unable to predict when or if the scientific community will be able to reach a consensus on any health effects of EMF, or the effect that such a consensus, if reached, could have on future electric operations.

--------------------------------------------------------------------------------
                                              Southern California Edison Company

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage in 1997, an increased rate of tube degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. A favorable or decreasing trend in degradation was observed during inspection in the scheduled refueling outage in January 1999. The results of the January 1999 inspection are being analyzed to determine if there is a need for a mid-cycle inspection outage in early 2000. With the results from the January 1999 outage, 7.5% of the tubes have now been removed from service. In September 1998, San Onofre Unit 2 experienced a small amount of leakage from a steam generator tube plug, which required an 11-day outage to repair.

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

In June 1997, a new accounting standard for reporting operating segment information was issued. The new standard, which became effective for financial reports issued after December 15, 1998, requires that operating segment information be disclosed in the Notes to the Consolidated Financial Statements. Since, in management's view, SCE currently operates as one segment, this standard is not expected to affect SCE's consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

Year 2000 Issue

Many of SCE's existing computer systems were originally programmed to represent any date by using six digits (e.g., 12/31/99) rather than eight digits (e.g., 12/31/1999). Accordingly, such programs, if not appropriately addressed, could fail or create erroneous results when attempting to process information containing dates after December 31, 1999. This situation has been referred to generally as the Year 2000 Issue.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of Results of Operations and Financial Condition

SCE has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort, working with SCE and its business units. SCE divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing and implementation. SCE's objective for the Year 2000 readiness of critical systems is to be 100% complete by July 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. SCE was 80% complete at year-end 1998 (the goal was 75%) and is on track to meets its July 1999 goal.

A system, application or physical asset is deemed to be Year 2000-ready if it is determined by SCE to be suitable for continued use through the year 2028 (or through the last year of the anticipated life of the asset, whichever occurs first), even though it is not fully Year 2000-compliant. A system, application, or physical asset is Year 2000-compliant if it accurately processes date/time data.

SCE has structured the scope of the program to focus on three principal categories: mainframe computing, distributed computing and physical assets (also known as embedded processors). The mainframe and distributed computing assets consist of computer application systems (software). Physical assets include information technology infrastructure (hardware, operating system software) and embedded processor technology in generation, transmission, distribution, and facilities components.

Year 2000-readiness preparations for SCE's mainframe financial systems were completed in the fourth quarter of 1997, and preparations for SCE's material management system were completed in the second quarter of 1998. SCE's customer information and billing system is in the process of being replaced with a system designed to be Year 2000-ready and final conversion activities are expected to be completed during the first quarter of 1999. SCE's distributed computing assets include operations and business information systems. SCE's critical operations information systems include outage management, power management, and plant monitoring and access retrieval systems. SCE's business information systems include a data acquisition system for billing, the computer call center support system, credit support and maintenance management.

Ongoing   efforts  in  1999  will   continue  to  focus  on   guarding   against
reintroduction of components that are not Year 2000-ready into Year 2000-ready systems.

The other essential component of the SCE Year 2000-readiness program is to identify and assess vendor products and business partners for Year 2000 readiness, as these external parties may have the potential to impact SCE's Year 2000 readiness. SCE has implemented a process to identify and contact vendors and business partners to determine their Year 2000 status, and is evaluating the responses. As of January 31, 1999, Edison International has contacted over 4,300 critical vendors and business partners (the largest percentage of which are SCE's vendors and business partners). SCE's general policy requires that all newly purchased products and services be Year 2000-ready or otherwise designed to allow SCE to determine whether such products and services present Year 2000 issues. SCE is also working to address Year 2000 issues related to all ISO and PX interfaces, as well as joint ownership facilities. SCE exchanges Year 2000-readiness information (including, but not limited to, test results and related data) with certain of its affiliates and other external parties as part of its Year 2000-readiness efforts.

SCE's current estimate of the costs to complete these modifications, including the cost of new hardware and software application modification, is $72 million, about 40% of which is expected to be capital costs. SCE's Year 2000 costs expended through December 31, 1998, were $35 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for utility-related modifications.

Although SCE expects that its critical systems will be fully Year 2000-ready prior to year-end 1999, there can be no assurance that the systems of other companies on which the systems and operations of SCE rely will be converted on a timely basis. SCE believes that prudent business practices call for the

--------------------------------------------------------------------------------
                                              Southern California Edison Company

development of contingency plans. Such contingency plans shall include developing strategies for dealing with the most reasonably likely worst case scenario concerning Year 2000-related processing failures or malfunctions caused by SCE's internal systems or from external parties. As noted above, SCE has, in many cases, completed its Year 2000-readiness work and is currently in the remediation and testing phases for certain of their other internal systems as well as assessing risks posed by external parties. SCE is working with industry groups in an effort to help define a reasonably likely worst case scenario and in the development of contingency plans. SCE's contingency plans, which will include scheduling of key personnel, are expected to be completed by March 1999. As of January 31, 1999, draft component and system contingency plans were completed and being evaluated, draft plans were in progress for generating units, and a draft of the grid operations plan had been submitted to the Western Systems Coordinating Council. However, contingency plans will continue to be revised and enhanced as 2000 approaches. SCE also plans to test these contingency plans by conducting or participating in exercises during 1999. Also, SCE is scheduled to participate in industry-wide drills during 1999.

SCE does not expect the Year 2000 Issue to have a material adverse effect on its results of operation or financial position; however, if not effectively remediated, negative effects from Year 2000 issues, including those related to internal systems, vendors, business partners, the ISO, the PX or customers, could cause results to differ.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this annual report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest rates; new or increased environmental liabilities; the effects of the Year 2000 Issue; and other unforeseen events.

--------------------------------------------------------------------------------
Consolidated Statements of Income             Southern California Edison Company


In thousands             Year ended December 31,                   1998               1997               1996
-----------------------------------------------------------------------------------------------------------------
Sales to ultimate consumers                                     $ 7,104,800        $ 7,639,417       $ 7,272,919
Sales to power exchange                                           1,347,579                 --                --
Other                                                               394,719            313,969           310,463
-----------------------------------------------------------------------------------------------------------------
Operating revenue                                                 8,847,098          7,953,386         7,583,382
-----------------------------------------------------------------------------------------------------------------
Fuel                                                                323,716            881,471           630,512
Purchased power-- contracts                                       2,625,900          2,854,002         2,705,880
Purchased power-- power exchange                                  1,983,922                 --                --
Provisions for regulatory adjustment clauses-- net                 (472,519)          (410,935)         (225,908)
Other operating expenses                                          1,480,644          1,216,317         1,181,641
Maintenance                                                         410,566            405,545           329,371
Depreciation, decommissioning and amortization                    1,545,735          1,239,878         1,063,505
Income taxes                                                        445,642            582,031           578,329
Property and other taxes                                            128,402            129,038           190,284
Net gains on sale of utility plant                                 (542,608)            (3,849)           (3,325)
-----------------------------------------------------------------------------------------------------------------
Total operating expenses                                          7,929,400          6,893,498         6,450,289
-----------------------------------------------------------------------------------------------------------------
Operating income                                                    917,698          1,059,888         1,133,093
-----------------------------------------------------------------------------------------------------------------
Provision for rate phase-in plan                                         --            (48,486)          (84,288)
-----------------------------------------------------------------------------------------------------------------
Allowance for equity funds used during construction                  11,826              7,651            15,579
Interest and dividend income                                         66,725             44,636            37,855
Other nonoperating income (deductions)-- net                         (4,385)           (23,036)           (3,623)
Total other income (deductions)-- net                                74,166            (19,235)          (34,477)
-----------------------------------------------------------------------------------------------------------------
Income before interest expense                                      991,864          1,040,653         1,098,616
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Interest on long-term debt                                          421,857            345,592           380,812
Other interest expense                                               64,225            101,078            73,914
Allowance for borrowed funds used during construction                (8,046)            (9,213)           (9,794)
Capitalized interest                                                 (1,294)            (2,398)           (1,711)
-----------------------------------------------------------------------------------------------------------------
Total interest expense-- net                                        476,742            435,059           443,221
-----------------------------------------------------------------------------------------------------------------
Net income                                                          515,122            605,594           655,395
Dividends on preferred stock                                         24,632             29,488            34,395
-----------------------------------------------------------------------------------------------------------------
Earnings available for common stock                              $  490,490         $  576,106         $ 621,000
-----------------------------------------------------------------------------------------------------------------



Consolidated Statements of Comprehensive Income

In thousands                   Year ended December 31,               1998               1997               1996
-----------------------------------------------------------------------------------------------------------------
Net income                                                        $ 515,122           $605,594          $655,395
Unrealized gain on securities - net                                   9,275             14,641            14,900
Reclassification adjustment for gains included in net income        (17,836)                --                --
-----------------------------------------------------------------------------------------------------------------

Comprehensive income                                              $ 506,561           $620,235          $670,295
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are integral part of these financial statements.


-----------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets

In thousands                                     December 31,                       1998                1997
-----------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------

Transmission and distribution:

    Utility plant, at original cost, subject to
       cost-based rate regulation                                                 $11,771,678      $11,213,352
    Accumulated provision for depreciation                                         (6,062,562)        (5,573,742)
    Construction work in progress                                                     455,233            492,614
-----------------------------------------------------------------------------------------------------------------
                                                                                    6,164,349          6,132,224
-----------------------------------------------------------------------------------------------------------------

Generation:
    Utility plant, at original cost, not subject to
       cost-based rate regulation                                                   1,689,469          9,522,127
    Accumulated provision for depreciation, decommissioning
       and amortization                                                              (833,917)        (4,970,137)
    Construction work in progress                                                      61,431            100,283
    Nuclear fuel, at amortized cost                                                   172,250            154,757
-----------------------------------------------------------------------------------------------------------------
                                                                                    1,089,233          4,807,030
-----------------------------------------------------------------------------------------------------------------

Total utility plant                                                                 7,253,582         10,939,254
-----------------------------------------------------------------------------------------------------------------

Nonutility property -- less accumulated provision
   for depreciation of $25,682 and $24,730
   at respective dates                                                                 56,681             67,869
Nuclear decommissioning trusts                                                      2,239,929          1,831,460
Other investments                                                                     179,480            171,399
-----------------------------------------------------------------------------------------------------------------

Total other property and investments                                                2,476,090          2,070,728
-----------------------------------------------------------------------------------------------------------------

Cash and equivalents                                                                   81,500            962,272
Receivables, including unbilled revenue, less allowances
   of $22,230 and $26,453 for uncollectible accounts
   at respective dates                                                              1,112,630            906,388
Fuel inventory                                                                         51,299             58,059
Materials and supplies, at average cost                                               116,259            132,980
Accumulated deferred income taxes-- net                                               274,833            123,146
Regulatory balancing accounts-- net                                                   648,781            193,311
Prepayments and other current assets                                                   91,992             93,098
-----------------------------------------------------------------------------------------------------------------

Total current assets                                                                2,377,294          2,469,254
-----------------------------------------------------------------------------------------------------------------

Regulatory asset-- unamortized nuclear investment-- net                             2,161,998                 --
Regulatory asset-- income tax-related deferred charges                              1,463,256          1,543,380
Unamortized debt issuance and reacquisition expense                                   348,816            359,304
Other deferred charges                                                                865,892            677,378
-----------------------------------------------------------------------------------------------------------------

Total deferred charges                                                              4,839,962          2,580,062
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                      $16,946,928      $18,059,298
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                              Southern California Edison Company


In thousands, except share amounts                   December 31,                   1998                1997
-----------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
-----------------------------------------------------------------------------------------------------------------

Common shareholder's equity:
   Common stock (434,888,104 shares outstanding
      at each date)                                                               $ 2,168,054    $   2,168,054
   Additional paid-in capital                                                         334,031          334,031
   Accumulated other comprehensive income                                              39,462           48,023
   Retained earnings                                                                  793,625        1,407,834
-----------------------------------------------------------------------------------------------------------------
                                                                                    3,335,172        3,957,942
Preferred stock:
   Not subject to mandatory redemption                                                128,755          183,755
   Subject to mandatory redemption                                                    255,700          275,000
Long-term debt                                                                      5,446,638        6,144,597
-----------------------------------------------------------------------------------------------------------------

Total capitalization                                                                9,166,265       10,561,294
-----------------------------------------------------------------------------------------------------------------

Other long-term liabilities                                                           467,109          479,637
-----------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                                                     400,810          692,875
Short-term debt                                                                       469,565          322,028
Accounts payable                                                                      447,484          406,704
Accrued taxes                                                                         678,955          509,270
Accrued interest                                                                       89,828           85,406
Dividends payable                                                                      91,742           95,146
Deferred unbilled revenue and other current liabilities                             1,096,332          931,856
-----------------------------------------------------------------------------------------------------------------

Total current liabilities                                                           3,274,716        3,043,285
-----------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes-- net                                             2,993,142        2,939,471
Accumulated deferred investment tax credits                                           250,116          326,728
Customer advances and other deferred credits                                          795,266          708,745
-----------------------------------------------------------------------------------------------------------------

Total deferred credits                                                              4,038,524        3,974,944
-----------------------------------------------------------------------------------------------------------------

Minority interest                                                                         314              138
-----------------------------------------------------------------------------------------------------------------



Commitments and contingencies
   (Notes 2, 8, 9 and 10)


Total capitalization and liabilities                                            $  16,946,928    $  18,059,298
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows         Southern California Edison Company

In thousands                   Year ended December 31,               1998             1997                1996
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                       $  515,122        $  605,594         $  655,395
Adjustments for non-cash items:
   Depreciation, decommissioning and amortization                 1,545,735         1,239,878          1,063,505
   Other amortization                                               163,063            81,363             90,931
   Deferred income taxes and investment tax credits                 (94,504)           63,379             46,122
   Regulatory asset related to the sale of
     oil and gas plant                                             (220,232)               --                 --
   Net gains on sale of oil and gas plant                          (564,623)               --                 --
   Other-- net                                                      (78,668)         (105,986)             5,710
Changes in working capital:
   Receivables                                                     (206,242)           14,695             (9,120)
   Regulatory balancing accounts                                   (455,470)         (374,799)          (156,379)
   Fuel inventory, materials and supplies                            23,481            35,707             38,791
   Prepayments and other current assets                               1,106            12,039              9,152
   Accrued interest and taxes                                       174,107            16,625            (58,827)
   Accounts payable and other current liabilities                   205,256           120,464             93,362
-----------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                         1,008,131         1,708,959          1,778,642
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                                    --                --            396,309
Long-term debt repaid                                              (776,030)         (916,145)          (403,957)
Rate reduction notes issued                                              --         2,449,289                 --
Rate reduction notes repaid                                        (251,591)               --                 --
Preferred stock redeemed                                            (74,300)         (100,000)                --
Nuclear fuel financing-- net                                         16,244           (20,140)            41,803
Short-term debt financing-- net                                     147,537            91,879           (129,359)
Capital transferred                                                      --           153,000                 --
Dividends paid                                                   (1,129,812)       (1,871,944)          (799,593)
-----------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                            (2,067,952)         (214,061)          (894,797)
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                                    (860,837)         (685,320)          (616,427)
Proceeds from sale of oil and gas plant                           1,203,039                --                 --
Funding of nuclear decommissioning trusts                          (162,925)         (153,756)          (148,158)
Unrealized gain (loss) in equity investments-- net                   (8,561)           14,641             14,900
Other-- net                                                           8,333           (28,133)           (75,985)
-----------------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities                    179,049          (852,568)          (825,670)
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                    (880,772)          642,330             58,175
Cash and equivalents, beginning of year                             962,272           319,942            261,767
-----------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of year                               $    81,500        $  962,272         $  319,942
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements    Southern California Edison Company

Note 1.    Summary of Significant Accounting Policies

Accounting Principles

Southern California Edison Company's (SCE) accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted by the Financial Accounting Standards Board's Emerging Issues Task Force, during the third quarter of 1997, SCE began accounting for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general and SCE's balance sheets display a separate caption for its investment in generation. Application of such accounting principles to SCE's generation assets did not result in any adjustment of their carrying value; however, SCE's nuclear investments were reclassified as a regulatory asset in second quarter 1998.

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

Nature of Operations

SCE is a  rate-regulated  public utility,  which produces and supplies  electric energy for its 4.3 million customers in central, coastal and Southern California. SCE operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing, as further discussed in Note 2 to the Consolidated Financial Statements. As a result of these changes, effective April 1, 1998, SCE sells all electric energy produced to the power exchange (PX), as mandated by state legislation and purchases electric energy from the PX to supply to its customers. SCE's outstanding common stock is owned entirely by its parent company, Edison International.

Nuclear

CPUC-authorized rate phase-in plans, which deferred collection of revenue for each unit at the Palo Verde Nuclear Generating Station during the first four years of operation, ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

Under federal law, SCE is liable for its share of the estimated costs to decommission three federal nuclear enrichment facilities (based on purchases). These costs, which will be paid over 15 years, are recorded as a fuel cost and recovered through non-bypassable customer rates.

In 1996 and 1997, the CPUC authorized acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Nuclear Generation Station Units 2 and 3 and $1.2 billion in Palo Verde Units 1, 2 and 3, respectively. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures are recovered through an incentive pricing plan which allows SCE to receive about 4(cent) per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001.

Beginning January 1, 1998, San Onofre's incentive pricing plan and accelerated plant recovery and the Palo Verde balancing account became part of the CTC mechanism. SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde, beginning in 2002, and from the operation of the San Onofre units in 2004. Palo Verde's existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle.

Reclassifications

Certain prior-year amounts were reclassified to conform to the December 31, 1998, financial statement presentation.

Regulatory Balancing Accounts

Prior to January 1, 1998, the differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs were accumulated in balancing accounts until they were refunded to, or recovered from, customers through authorized rate adjustments (with interest). On January 1, 1998, the balances in these balancing accounts were transferred to a transition cost balancing account. Also, beginning January 1, 1998, the difference between generation-related revenue and generation-related costs is being accumulated in the transition cost balancing account, effectively eliminating all other balancing accounts except those used to assist in the administration of public purpose funds. Additionally, gains resulting from the divestiture of the gas- and oil-fueled generation plants were credited to the transition cost balancing account; the losses are being amortized over the remaining transition period and accumulated in the transition cost balancing account. These transition costs are being recovered from utility customers (with interest) through the CTC. For further details, see discussion under California Electric Utility Industry Restructuring in Note 2 to the Consolidated Financial Statements. Income tax effects on all balancing account changes are deferred.

In January 1997, in compliance with the restructuring legislation, overcollections in the kilowatt-hour sales and energy cost balancing accounts at December 31, 1996, were transferred to an interim balancing account and were subsequently credited to the transition cost balancing account in January 1998.

Research, Development and Demonstration (RD&D)

SCE capitalizes RD&D costs that are expected to result in plant construction. If construction does not occur, these costs are charged to expense. RD&D expenses were $2 million in 1998, $39 million in 1997 and $21 million in 1996.

--------------------------------------------------------------------------------
                                              Southern California Edison Company

Revenue

Operating revenue includes amounts for services rendered but unbilled at the end of each year. Beginning April 1, 1998, operating revenue also includes amounts for sales to the PX.

Supplemental Cash Flows Information

SCE's supplemental cash flows information was:

In millions                  Year ended December 31,                1998                   1997              1996
--------------------------------------------------------------------------------------------------------------------

Payments for interest and taxes:
Interest-- net of amounts capitalized                              $  264                $  342             $  347
Taxes                                                                 405                   438                546
--------------------------------------------------------------------------------------------------------------------

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 4.2% for 1998, 5.2% for 1997 and 4.2% for 1996.

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

Note 2.    Regulatory Matters

California Electric Utility Industry Restructuring

Restructuring Decision and Statute -- The CPUC's December 1995 decision on restructuring California's electric utility industry started the transition to a new market structure involving competition and customer choice. The State of California enacted legislation in 1996 to provide a transition to a competitive market structure. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute included a rate freeze for all other customers, including large commercial and industrial customers, as well as provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998-2001 transition period. In addition, the Statute mandated the implementation of the CTC that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. Finally, the Statute contained provisions for the recovery (through 2006) of

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses. The new market structure and customer choice began on April 1, 1998.

1998 Activities -- During 1998, SCE implemented changes to comply with restructuring elements required by the CPUC and the Statute. Beginning January 1, 1998:

o SCE's rates were unbundled into separate charges for energy, transmission, distribution, the CTC, public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund.

o SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market.

o SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion (which reflects the sale of SCE's gas- and oil- fueled generation plants) from costs pertaining to certain generating assets and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs.

o Residential and small commercial customers who began receiving a 10% rate reduction are repaying the rate reduction notes issued in December 1997 (see further discussion in Note 3 to the Consolidated Financial Statements) through non-bypassable charges based on electricity consumption.

Effective April 1, 1998:

o The ISO assumed operational control of the transmission system after the ISO and PX had begun accepting bids and schedules for electricity purchases on March 31, 1998. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, will be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period.

o Customers can choose to remain utility customers with either bundled electric service or an hourly PX pricing option from SCE (which is purchasing its power through the PX), or choose direct access, which means the customer can contract directly with either independent power producers or energy service providers (ESPs) such as power brokers, marketers and aggregators. Electric utilities are continuing to provide the core distribution service of delivering energy through their distribution system regardless of a customer's choice of electricity supplier. The CPUC is continuing to regulate the prices and service obligations related to distribution services.

--------------------------------------------------------------------------------
                                              Southern California Edison Company

o Customers have options regarding metering, billing and related services (referred to as revenue cycle services) that have been provided by California's investor-owned utilities. ESPs can provide their customers with one consolidated bill for their services and the utility's services, request the utility to provide such a consolidated bill to the customer or elect to have both the ESP and the utility bill the customer for their respective charges. Customers with maximum demand above 20kW (primarily industrial and medium and large commercial) can choose SCE or any other supplier to provide their metering service. Beginning in January 1999, all customers can make these choices. In September 1998, the CPUC issued a decision regarding the credits that would be provided to customers if they elect to obtain revenue cycle services from someone other than SCE. Although the decision adopted SCE's recommendation of using the net avoided cost, it also adopted a methodology which results in higher credits to customers but requires ESPs to pay service fees to SCE for the costs that SCE incurs as a result of dealing with the ESP.

During 1998, SCE sold all of its gas- and oil-fueled generation plants. The total sales price of the 12 plants was $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism.

Accounting for Generation-Related Assets -- If the CPUC's electric industry restructuring plan continues as described above, SCE would be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The financial reporting effect of this discontinuance was to segregate these assets on the balance sheet; the new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. However, the new guidance did not specifically address the application of asset impairment standards to these assets. SCE has retained these assets on its balance sheet because the Statute and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

During the second quarter of 1998, additional guidance was developed related to the application of asset impairment standards to these assets. Using this guidance resulted in SCE reducing its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recording a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.4 billion, after tax, at December 31, 1998) as a one-time, non-cash charge against earnings.

If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have additional write-offs associated with these costs if they are not recovered through another regulatory mechanism. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

Note 3.    Financial Instruments

Cash Equivalents

Cash and equivalents include tax-exempt investments ($78 million at December 31, 1998, and $936 million at December 31, 1997), and time deposits and other investments ($4 million at December 31, 1998, and $26 million at December 31,
1997) with maturities of three months or less.

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

SCE uses the mark-to-market accounting method for its gas call options. Gains and losses from monthly changes in market prices are recorded as income or expense. However, the costs of the options and the market price changes are included in the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings.

Interest rate swaps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At the balance sheet dates of December 31, 1998, and December 31, 1997, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At December 31, 1998, SCE had pledged $25 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

Fair Value of Financial Instruments

Fair values of financial instruments were:

In millions                           December 31,                       1998                      1997
------------------------------------------------------------------------------------------------------------------
                                                                 Cost          Fair          Cost         Fair
                                                                 Basis         Value         Basis        Value
------------------------------------------------------------------------------------------------------------------
Financial assets:
Decommissioning trusts                                           $1,534       $2,240       $1,371        $1,831
Equity investments                                                    7           72            9            90
Gas call options                                                     39           31           34            34

Financial liabilities:
DOE decommissioning and
  decontamination fees                                               45           40           50            43
Interest rate hedges                                                 --           28           --            24
Long-term debt                                                    5,447        5,699        6,145         6,456
Preferred stock subject to
  mandatory redemption                                              256          274          275           293
-----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                              Southern California Edison Company

Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts and equity investments and on financial models for gas call options. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swap; brokers' quotes for long-term debt and preferred stock; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains (losses) on financial assets were:

In millions                           December 31,       1998              1997
--------------------------------------------------------------------------------

Decommissioning trusts:
  Municipal bonds                                        $196              $131
  Stocks                                                  365               190
  U.S. government issues                                  115                91
  Short-term and other                                     30                48
--------------------------------------------------------------------------------
                                                          706               460
Equity investments                                         65                81
--------------------------------------------------------------------------------
Gas call options                                          (8)                --
Total                                                    $763              $541
--------------------------------------------------------------------------------


There were no unrealized holding losses on financial assets for the years presented, other than the unrealized holding loss on the gas call options in 1998.

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

Investments

Net unrealized gains (losses) on equity investments are recorded as a separate component of shareholder's equity under the caption: Accumulated other comprehensive income. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

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

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

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

Long-term debt maturities and sinking-fund  requirements for the five years are:
1999-- $401  million;  2000-- $571  million;  2001-- $646  million;  2002-- $446 million; and 2003-- $371 million.

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

Long-term debt consisted of:

In millions                            December 31,      1998          1997
--------------------------------------------------------------------------------

First and refunding mortgage bonds:
   1999 - 2026 (5.625% to 7.5%)                         $1,550         $1,825
Rate reduction notes:
   1999 - 2007 (6.14% to 6.42%)                          2,217          2,463
Pollution-control bonds:
   1999 - 2027 (5.4% to 7.2% and variable)               1,201          1,202
Funds held by trustees                                      (2)            (2)
Debentures and notes:
   1999 - 2006 (5.6% to 8.25%)                             700          1,195
Subordinated debentures:
   2044 (8.375%)                                           100            100
Commercial paper for nuclear fuel                          108             92
Long-term debt due within one year                        (401)          (693)
Unamortized debt discount-- net                            (26)           (37)
--------------------------------------------------------------------------------

Total                                                   $5,447         $6,145
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                              Southern California Edison Company

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At December 31, 1998, these lines totaled $1.3 billion, with $800 million available for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories and general cash requirements. Commercial paper outstanding at December 31, 1998, and December 31, 1997, was $581 million and $415 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.3% and 6.0% at December 31, 1998, and December 31, 1997, respectively.

Note 4.    Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At December 31, 1998, SCE had the capacity to pay $794 million in additional dividends and continue to maintain its authorized capital structure.

In 1998, SCE implemented a recently issued accounting standard that requires companies to report comprehensive income. Implementation of the new standard had no effect on SCE's results of operations or financial position.

Changes in SCE's common shareholder's equity were as follows:

                                                                           Accumulated                    Total
                                                          Additional          Other                      Common
                                              Common        Paid-in       Comprehensive   Retained    Shareholder's
In millions                                    Stock        Capital          Income       Earnings       Equity
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995               $  2,168          $ 178           $   18       $ 2,780         $5,144

   Net income                                                                                 655            655
   Unrealized gain on securities                                                 25                           25
     Tax effect                                                                 (10)                         (10)
   Dividends declared on common stock                                                        (735)          (735)
   Dividends declared on preferred stock                                                      (34)           (34)
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  2,168            178               33         2,666          5,045
-----------------------------------------------------------------------------------------------------------------

   Net income                                                                                 606            606
   Unrealized gain on securities                                                 24                           24
     Tax effect                                                                  (9)                          (9)
   Dividends declared on common stock                                                      (1,829)        (1,829)
   Dividends declared on preferred stock                                                      (30)           (30)
   Reacquired capital stock expense                                                            (5)            (5)
   Additional investment from
     parent company                                            156                                           156
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  2,168            334               48         1,408          3,958
----------------------------------------------------------------------------------------------------------------

   Net income                                                                                 515            515
   Unrealized gain on securities                                                 14                           14
     Tax effect                                                                  (5)                          (5)
   Reclassified adjustment for gain
     Included in net income                                                     (30)                         (30)
     Tax efffect                                                                 12                           12
   Dividends declared on common stock                                                      (1,101)        (1,101)
   Dividends declared on preferred stock                                                      (24)           (24)
   Stock option appreciation                                                                   (4)            (4)
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               $  2,168          $ 334           $   39       $   794         $3,335
-----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

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

Preferred stock redemption requirements for the next five years are: 1999 through 2001-- zero; 2002--$105 million; and 2003-- $9 million.

Cumulative preferred stock consisted of:

Dollars in millions, except per share amounts               December 31,                       1998         1997
-------------------------------------------------------------------------------------------------------------------

                                             December 31, 1998
                                          Shares         Redemption
                                       Outstanding         Price

Not subject to mandatory redemption:
$25 par value:
4.08% Series                             1,000,000          $25.50                          $  25          $  25
4.24                                     1,200,000           25.80                             30             30
4.32                                     1,653,429           28.75                             41             41
4.78                                     1,296,769           25.80                             33             33
5.80                                            --            --                               --             55
-------------------------------------------------------------------------------------------------------------------
Total                                                                                        $129           $184
-------------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:
6.05% Series                               750,000         $100.00                          $  75          $  75
6.45                                     1,000,000          100.00                            100            100
7.23                                       807,000          100.00                             81            100
-------------------------------------------------------------------------------------------------------------------
Total                                                                                        $256           $275
-------------------------------------------------------------------------------------------------------------------

In 1998, 193,000 shares of Series 7.23% and 2.2 million shares of Series 5.8% preferred stock were redeemed. In 1997, 4 million shares of Series 7.36% preferred stock were redeemed. There were no preferred stock issuances for the years presented.

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

--------------------------------------------------------------------------------
                                              Southern California Edison Company

The components of the net accumulated deferred income tax liability were:

In millions                      December 31,                1998        1997
--------------------------------------------------------------------------------

Deferred tax assets:
Property-related                                           $  197    $    227
Unrealized gains or losses                                    387         273
Investment tax credits                                        152         192
Regulatory balancing accounts                                  96         180
Decommissioning-related                                       126         114
Fixed costs                                                   188         109
Other                                                         285         226
--------------------------------------------------------------------------------
Total                                                      $1,431      $1,321
--------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                           $3,005      $3,272
Capitalized software costs                                    196         127
Regulatory balancing accounts                                 162         202
Other                                                         786         536
--------------------------------------------------------------------------------
Total                                                      $4,149      $4,137
--------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                    $2,718      $2,816
--------------------------------------------------------------------------------

Classification of accumulated deferred income taxes:
Included in deferred credits                               $2,993      $2,939
Included in current assets                                    275         123

The current and deferred components of income tax expense were:

In millions                   Year ended December 31,                1998             1997          1996
----------------------------------------------------------------------------------------------------------

Current:
Federal                                                              $450             $375          $386
State                                                                 101              100           129
----------------------------------------------------------------------------------------------------------

                                                                      551              475           515
----------------------------------------------------------------------------------------------------------
Deferred--federal and state:
Accrued charges                                                       (43)             (33)          (14)
Property related                                                     (106)             (47)          (14)
Investment and energy tax credits-- net                               (74)             (20)          (24)
Pension reserve                                                        (3)              (5)           45
Rate phase-in plan                                                     --              (19)          (32)
Regulatory balancing accounts                                         177              141            34
Unbilled revenue                                                      (67)               6            --
Other                                                                   7               22             1
----------------------------------------------------------------------------------------------------------

                                                                     (109)              45            (4)
----------------------------------------------------------------------------------------------------------
Total income tax expense                                             $442             $520          $511
----------------------------------------------------------------------------------------------------------

Classification of income taxes:
Included in operating income                                         $446             $582          $578
Included in other income                                               (4)             (62)          (67)

The composite federal and state statutory income tax rate was 40.551% for 1998 and 1997, and 41.045% for 1996.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

The federal statutory income tax rate is reconciled to the effective tax rate below:

                              Year ended December 31,                1998             1997              1996
----------------------------------------------------------------------------------------------------------------
Federal statutory rate                                               35.0%            35.0%             35.0%
Capitalized software                                                 (0.7)            (0.9)             (0.8)
Property related and other                                           11.4              6.9               4.5
Investment and energy tax credits                                    (6.8)            (1.8)             (2.0)
State tax-- net of federal deduction                                  6.9              7.0               7.1
----------------------------------------------------------------------------------------------------------------
Effective tax rate                                                   45.8%            46.2%             43.8%
----------------------------------------------------------------------------------------------------------------


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

The prior program participated in the use of 8.2 million shares of parent company common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 3.0 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

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

Unvested options of any person who has served in the past on the Edison International or SCE Management Committee (which was dissolved in 1993) will vest and be exercisable upon the member's retirement, death or permanent and total disability. Upon retirement, death or permanent and total disability, the vested options may continue to be exercised within their original terms by the recipient or beneficiary. If an optionee is terminated other than by retirement, death or permanent and total disability, options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination. All unvested options are forfeited on the date of termination.

--------------------------------------------------------------------------------
                                              Southern California Edison Company

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $8 million, $5 million and $8 million for the years 1998, 1997 and 1996, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $516 million, $602 million and $653 million for the years 1998, 1997 and 1996, respectively.

The weighted-average fair value of options granted during 1998 and 1997 was $6.44 per share option and $7.62 per share option, respectively. The weighted-average remaining life of options outstanding as of December 31, 1998, and December 31, 1997, was 7 years.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                             1998                1997
--------------------------------------------------------------------------------

Expected life                               7 years             7 years
Risk-free interest rate                  4.7% - 5.6%           6.3% - 6.8%
Expected volatility                             17%                 17%
--------------------------------------------------------------------------------

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

Information on plan assets and benefit obligations is shown below:

In millions                             Year ended December 31,                         1998             1997
---------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of year                                                $2,094           $2,002
Service cost                                                                               59               44
Interest cost                                                                             141              138
Actuarial loss                                                                             90              192
Benefits paid                                                                            (133)            (282)
---------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                                      $2,251           $2,094
---------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year                                         $2,298           $2,158
Actual return on plan assets                                                              334              369
Employer contributions                                                                     53               53
Benefits paid                                                                            (133)            (282)
---------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                               $2,552           $2,298
---------------------------------------------------------------------------------------------------------------

Funded status                                                                         $   301          $   204
Unrecognized net gain                                                                    (372)            (304)
Unrecognized net obligation (17-year amortization)                                         33               38
Unrecognized prior service cost                                                           168              184
---------------------------------------------------------------------------------------------------------------
Pension asset (liability)                                                             $   130          $   122
---------------------------------------------------------------------------------------------------------------

Discount rate                                                                           6.75%              7.0%
Rate of compensation increase                                                           5.0%               5.0%
Expected return on plan assets                                                          7.5%               8.0%

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

The components of pension expense were:

In millions                     Year ended December 31,                1998             1997             1996
----------------------------------------------------------------------------------------------------------------

Service cost                                                         $   59           $     44          $   49
Interest cost                                                           141                138             178
Expected return on plan assets                                         (170)              (160)           (203)
Net amortization and deferral                                            14                 13               5
----------------------------------------------------------------------------------------------------------------
Pension expense under
   accounting standards                                                  44                 35              29
Regulatory adjustment-- deferred                                         11                 17              22
----------------------------------------------------------------------------------------------------------------
Net pension expense recognized                                           55                 52              51
Settlement gain                                                          --                 --             (121)
----------------------------------------------------------------------------------------------------------------
Total expense (gain)                                                 $   55           $     52          $  (70)
----------------------------------------------------------------------------------------------------------------

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

Information on plan assets and benefit obligations is shown below:

In millions                  Year ended December 31,                  1998                  1997
--------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of year                             $1,533                $1,349
Service cost                                                            41                    30
Interest cost                                                           99                    99
Actuarial loss (gain)                                                  (74)                  114
Benefits paid                                                          (54)                  (59)
--------------------------------------------------------------------------------------------------

Benefit obligation at end of year                                   $1,545                $1,533
--------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year                      $  815                $  617
Actual return on plan assets                                           147                   147
Employer contributions                                                 121                   110
Benefits paid                                                          (54)                  (59)
--------------------------------------------------------------------------------------------------

Fair value of plan assets at end of year                            $1,029                $  815
--------------------------------------------------------------------------------------------------

Funded status                                                       $ (516)               $ (718)
Unrecognized net loss                                                   84                   244
Unrecognized transition obligation (20-year
   amortization)                                                       376                   403
--------------------------------------------------------------------------------------------------

Recorded asset (liability)                                          $  (56)               $  (71)
--------------------------------------------------------------------------------------------------

Discount rate                                                         6.75%                  7.0%
Expected return on plan assets                                         7.5%                  8.0%

--------------------------------------------------------------------------------
                                              Southern California Edison Company

The components of postretirement benefits other than pension expense were:

In millions                    Year ended December 31,              1998              1997                1996
------------------------------------------------------------------------------------------------------------------

Service cost                                                      $   41             $  30                $  31
Interest cost                                                         99                99                   90
Expected return on plan assets                                       (62)              (50)                 (43)
Amortization of loss                                                   1                 4                    6
Amortization of transition obligation                                 27                27                   27
------------------------------------------------------------------------------------------------------------------
Net expense                                                          106               110                  111
Special termination expense                                           --                --                   72
------------------------------------------------------------------------------------------------------------------
Total expense                                                     $  106             $ 110                $ 183
------------------------------------------------------------------------------------------------------------------


The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1999, gradually decreasing to 5.0% for 2009 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 1998, by $264 million and annual aggregate service and interest costs by $31 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 1998, by $211 million and annual aggregate service and interest costs by $24 million.

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $17 million in 1998, $15 million in 1997 and $24 in 1996.

Note 7.    Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of December 31, 1998, was:

                                                   Original           Accumulated
                                                    Cost of        Depreciation and        Under        Ownership
In millions                                        Facility          Amortization      Construction     Interest
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Transmission systems:
  Eldorado                                         $    31               $     6               $ 2          60%
  Pacific Intertie                                     239                    78                 5          50
Generating stations:
  Four Corners Units 4 and 5 (coal)                    459                   288                 2          48
  Mohave (coal)                                        315                   183                 6          56
  Palo Verde (nuclear)(1)                            1,605                   908                12          16
  San Onofre (nuclear)(1)                            4,217                 2,762                63          75
-------------------------------------------------------------------------------------------------------------------
Total                                              $ 6,866               $ 4,225               $90
-------------------------------------------------------------------------------------------------------------------

(1) Reported as "Regulatory asset -- unamortized nuclear investment -- net."

Note 8.    Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

Estimated remaining commitments for noncancellable leases at December 31, 1998, were:

Year ended December 31,                                       In millions
--------------------------------------------------------------------------------
1999                                                              $ 13
2000                                                                11
2001                                                                 8
2002                                                                 5
2003                                                                 3
Thereafter                                                           5
--------------------------------------------------------------------------------
Total                                                              $45
--------------------------------------------------------------------------------

Note 9.    Commitments

Nuclear Decommissioning

Decommissioning is estimated to cost $1.9 billion in current-year dollars, based on site-specific studies performed in 1998 for San Onofre and Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. SCE plans to decommission its nuclear generating facilities by a prompt removal method authorized by the Nuclear
Regulatory Commission. Decommissioning is scheduled to begin in 2013 for San Onofre Units 2 and 3, and 2025 at Palo Verde. In December 1998, SCE requested the CPUC's approval to access its nuclear decommissioning trust funds to commence decommissioning of San Onofre Unit 1 in 2000.

Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense.

Decommissioning expense was $164 million in 1998, $154 million in 1997 and $148 million in 1996. The accumulated provision for decommissioning, excluding San Onofre Unit 1, was $1.2 billion at December 31, 1998, and $1.1 billion at December 31, 1997. The estimated costs to decommission San Onofre Unit 1 ($368 million) are recorded as a liability.

Decommissioning  funds  collected  in rates are  placed in  independent  trusts,
which,  together  with  accumulated  earnings,   will  be  utilized  solely  for
decommissioning.

Trust investments include:

                                                        Maturity                              December 31,
In millions                                               Dates                         1998                1997
-------------------------------------------------------------------------------------------------------------------

Municipal bonds                                         2000--2029                      $   547            $  459
Stocks                                                     --                               550               392
U.S. government issues                                  1999--2029                          355               357
Short-term and other                                    1999--2028                           82               163
-------------------------------------------------------------------------------------------------------------------
Trust fund balance (at cost)                                                           $ 1,534            $1,371
-------------------------------------------------------------------------------------------------------------------

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $63 million in 1998, $54 million in 1997 and $49 million in 1996. Proceeds from sales of securities (which are reinvested) were $1.2 billion in 1998, $595 million in 1997 and $1.0 billion in 1996. Approximately 89% of the trust fund contributions were tax-deductible.

--------------------------------------------------------------------------------
                                              Southern California Edison Company

Other Commitments

SCE has fuel supply contracts which require payment only if the fuel is made available for purchase.

SCE has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers) and other utilities. These contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to SCE. There are no requirements to make debt-service payments.

SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is not expected to provide more than 5% of current or estimated future operating capacity. SCE's minimum commitment under both contracts is approximately $172 million through 2017.

Certain commitments for the years 1999 through 2003 are estimated below:

In millions                                                     1999       2000       2001       2002       2003
-------------------------------------------------------------------------------------------------------------------

Projected construction expenditures                              $922       $831      $726       $699       $689
Fuel supply contracts                                             167        136       123        139        117
Purchased-power capacity payments                                 744        786       797        704        689
Unconditional purchase obligations                                  9         10        10          9         10
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

SCE's recorded estimated minimum liability to remediate its 49 identified sites is $171 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $247 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $88 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $141 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for 1998 were $7 million.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.6 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property  damage  insurance   covers  losses  up  to  $500  million,   including
decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $22 million per year. Insurance premiums are charged to operating expense.

--------------------------------------------------------------------------------
                                              Southern California Edison Company

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. The Act requires that the DOE provide for the disposal of spent nuclear fuel and high-level radioactive waste from nuclear generation stations beginning January 31, 1998. However, the DOE did not meet its obligations. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.

SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983 (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

SCE has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent fuel storage requirements beyond that period could require new and separate interim storage facilities, the costs for which have not been determined. Extended delays by the DOE can lead to consideration of costly alternatives involving siting and environmental issues.

Palo Verde on-site spent fuel storage capacity will accommodate needs until 2002 for Units 1 and 2, and until 2003 for Unit 3. Arizona Public Services, operating agent for Palo Verde, has commenced construction of an interim fuel storage facility and projects completion in 2002.

SCE and other owners of nuclear power plants may be able to recover interim storage costs arising from DOE delays in the acceptance of utility spent nuclear fuel by pursuing relief under the terms of the contracts, as directed by the courts, through other court actions.

-------------------------------------------------------------------------------------------------------------------
Quarterly Financial Data
                                                   1998                                       1997
                             ------------------------------------------   -----------------------------------------
In millions                  Total    Fourth    Third  Second    First    Total   Fourth  Third    Second    First
-------------------------------------------------------------------------------------------------------------------

Operating revenue(1)       $8,847    $2,245   $3,057   $1,922    $1,623   $7,953 $1,980  $2,434    $1,844    $1,695
Operating income              918       241      237      212       228    1,060    248     349       229       234
Net income                    515       121      169      120       105      606    123     233       129       121
Earnings available for
   common stock               490       115      163      114        98      576    116     226       122       112
Common dividends declared   1,101       141      422      442        96    1,829  1,266     217       171       175
--------------------------------------------------------------------------------------------------------------------

(1) Effective second quarter 1998, operating revenue includes sales to the PX.

--------------------------------------------------------------------------------
Responsibility for Financial Reporting

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






             Richard K. Bushey                     John E. Bryson
             -----------------                     --------------
             Richard K. Bushey                     John E. Bryson
             Vice President                        Chairman of the Board
             and Controller                        and Chief Executive Officer


February 4, 1999

--------------------------------------------------------------------------------
Report of Independent Public Accountants      Southern California Edison Company

To the Shareholders and the Board of Directors, Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a California corporation) and its subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                              ARTHUR ANDERSEN LLP
                                              ARTHUR ANDERSEN LLP


Los Angeles, California
February 4, 1999

--------------------------------------------------------------------------------
Selected Financial and Operating Data:
1994-1998                                     Southern California Edison Company

Dollars in millions                                  1998          1997         1996         1995         1994
------------------------------------------------------------------------------------------------------------------

Income statement data:

Operating revenue(1)                               $   8,847    $   7,953    $   7,583    $   7,873     $  7,799
Operating expenses(2)                                  7,929        6,893        6,450        6,724        6,705
Fuel and purchased power expenses(2)                   4,934        3,735        3,336        3,197        3,403
Income tax from operations                               446          582          578          560          508
Allowance for funds used during construction              20           17           25           34           29
Interest expense-- net                                   485          444          453          464          443
Net income                                               515          606          655          680          639
Earnings available for common stock                      490          576          621          643          599
Ratio of earnings to fixed charges                      2.95         3.49         3.54         3.52         3.43

------------------------------------------------------------------------------------------------------------------

Balance sheet data:

Assets                                             $  16,947    $  18,059    $  17,737    $  18,155     $ 18,076
Gross utility plant                                   14,150       21,483       21,134       20,717       20,127
Accumulated provision for depreciation and
  decommissioning                                      6,896       10,544        9,431        8,569        7,710
Common shareholder's equity                            3,335        3,958        5,045        5,144        5,039
Preferred stock:
   Not subject to mandatory redemption                   129          184          284          284          359
   Subject to mandatory redemption                       256          275          275          275          275
Long-term debt                                         5,447        6,145        4,779        5,215        4,988
Capital structure:
   Common shareholder's equity                         36.4%        37.5%        48.6%        47.1%        47.3%
   Preferred stock:
      Not subject to mandatory redemption               1.4%         1.7%         2.7%         2.6%         3.3%
      Subject to mandatory redemption                   2.8%         2.6%         2.7%         2.5%         2.6%
   Long-term debt                                      59.4%        58.2%        46.0%        47.8%        46.8%

-----------------------------------------------------------------------------------------------------------------

Operating data:

Peak demand in megawatts (MW)                         19,935       19,118       18,207       17,548       18,044
Generation capacity at peak (MW)                      10,546       21,511       21,602       21,603       20,615
Kilowatt-hour sales (kWh) (in millions)               76,595       77,234       75,572       74,296       77,986
Total energy requirement (kWh) (in millions)(3)       80,289       86,849       84,236       81,924       85,011
Energy mix:
   Thermal                                             38.8%        44.6%        47.6%        51.6%        59.5%
   Hydro                                                7.4%         6.5%         6.9%         7.7%         3.9%
   Purchased power and other sources                   53.8%        48.9%        45.5%        40.7%        36.6%
Customers (in millions)                                 4.27         4.25         4.22         4.18         4.15
Full-time employees                                   13,177       12,642       12,057       14,886       16,351

-----------------------------------------------------------------------------------------------------------------

(1)  1998 includes $1.3 billion from sales to the power exchange (PX).
(2)  1998 includes $2.0 billion for purchases from the PX.
(3)  1998 excludes direct access and resale customer requirements.

--------------------------------------------------------------------------------
Board of Directors                            Southern California Edison Company
--------------------------------------------------------------------------------

John E. Bryson                            Charles D. Miller                          Thomas C. Sutton
Chairman of the Board and CEO,            Chairman of the Board,                     Chairman of the Board and CEO,
Edison International and SCE              Avery Dennison Corporation,                Pacific Life Insurance Company,
                                          Pasadena, California                       Newport Beach, California

Winston H. Chen                           Luis G. Nogales                            Daniel M. Tellep
Chairman of the Paramitas Foundation      President,                                 Retired Chairman of the Board,
and Chairman of Paramitas                 Nogales Partners,                          Lockheed Martin Corporation,
Investment Corporation,                   Los Angeles, California                    Bethesda, Maryland
Santa Clara, California

Warren Christopher                        Ronald L. Olson                            James D. Watkins*
Senior Partner,                           Senior Partner,                            Admiral USN, Retired,
O'Melveny & Myers,                        Munger, Tolles and Olson,                  President, Joint Oceanographic
Los Angeles, California                   Los Angeles, California                    Institutions, Inc., and
                                                                                     President, Consortium for
Stephen E. Frank                          James M. Rosser                            Oceanographic Research and Education,
President and Chief Operating             President,                                 Washington, D.C.
Officer, SCE                              California State University, Los Angeles
                                          Los Angeles, California
                                                                                     Edward Zapanta, M.D.
Joan C. Hanley                            E. L. Shannon, Jr.*                        Physician and Neurosurgeon,
Former General Partner,                   Retired Chairman of the Board,             Torrance, California
Miramonte Vineyards,                      Santa Fe International Corporation,
Rancho Palos Verdes, California           Alhambra, California

Carl F. Huntsinger                        Robert H. Smith
General Partner,                          Managing Director,
DAE Limited Partnership Ltd.,             Smith and Crowley Incorporated,
Ojai, California                          Pasadena, California

* Retiring on April 15, 1999

----------------------------------------------------------------------------------------------------------------------
Management Team
----------------------------------------------------------------------------------------------------------------------

John E. Bryson                            Robert G. Foster                      R. W. Krieger
Chairman of the Board and CEO             Senior Vice President,                Vice President, Nuclear Generation
                                          Public Affairs
Stephen E. Frank                                                                J. Michael Mendez
President and Chief Operating Officer     Lillian R. Gorman                     Vice President, Labor Relations
                                          Senior Vice President, Human
                                          Resources
Bryant C. Danner                                                                Thomas M. Noonan***
Executive Vice President and              Richard M. Rosenblum                  Vice President and Controller
General Counsel                           Senior Vice President,
                                          T&D Business Unit                     Dwight E. Nunn
Alan J. Fohrer                                                                  Vice President, Nuclear Engineering
Executive Vice President and              Emiko Banfield                        and Technical Services
Chief Financial Officer                   Vice President, Shared Services
                                                                                Frank J. Quevedo
Harold B. Ray                                                                   Vice President, Equal Opportunity
Executive Vice President,                 Richard K. Bushey**
Generation Business Unit                  Vice President and Controller         Anthony L. Smith***
                                                                                Vice President, Tax
Pamela A. Bass                            Bruce C. Foster
Senior Vice President,                    Vice President,                       Mahvash Yazdi
Customer Service  Business Unit           San Francisco Regulatory Affairs      Vice President and Chief
                                                                                Information Officer
Theodore F. Craver, Jr.                   Lawrence D. Hamlin
Senior Vice President and Treasurer       Vice President, Power Production      Beverly P. Ryder
                                                                                Corporate Secretary
John R. Fielder                           Thomas J. Higgins
Senior Vice President,                    Vice President,
Regulatory Policy and Affairs             Corporate Communications

**   Resigned March 1, 1999
***  Effective March 1, 1999

Shareholder Information

--------------------------------------------------------------------------------
Annual Meeting of Shareholders

Thursday, April 15, 1999 10:00 a.m.
The Industry Hills Sheraton Resort and Conference Center
One Industry Hills Parkway
City of Industry, California

--------------------------------------------------------------------------------
Stock Listing and Trading Information

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

--------------------------------------------------------------------------------
Transfer Agent and Registrar

Southern California Edison Company maintains shareholder records and is transfer agent and registrar for SCE preferred stock. Shareholders may call Shareholder Services, (800) 347-8625, between 8:00 a.m. and 4:00 p.m. (Pacific time) every business day, regarding:

o        stock transfer and name-change requirements;
o        address changes, including dividend addresses;
o        electronic deposit of dividends;
o        taxpayer identification number submission or changes;
o        duplicate 1099 forms and W-9 forms;
o        notices of and replacement of lost or destroyed stock certificates;
o        dividend checks;
o        requests to eliminate multiple annual report mailings; and
o        request access to online account information via Edison
         International's Internet Home Page, www.edisoninvestor.com

The address of Shareholder Services is:

P.O. Box 400, Rosemead, California 91770-0400
FAX:  (626) 302-4815

Southern California Edison
2244 Walnut Grove Avenue
Rosemead, California 91770
(626) 302-1212