Form 10-Q
period 1999-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 1999-05-13
CIK 92103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    March 31, 1999
                               ---------------------------------------------
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ____________________________

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

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                              Outstanding at May 11, 1999
---------------------------------------      ----------------------------------
     Common Stock, no par value                          434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                        Page
                                                                         No.
                                                                        ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

            Report of Independent Public Accountants                      1

            Consolidated Statements of Income -- Three and
               Twelve Months Ended March 31, 1999, and 1998               2

            Consolidated Statements of Comprehensive Income --
               Three and Twelve Months Ended March 31, 1999,
               and 1998                                                   2

            Consolidated Balance Sheets -- March 31, 1999,
               December 31, 1998, and March 31, 1998                      3

            Consolidated Statements of Cash Flows --
               Three and Twelve Months Ended
               March 31, 1999, and 1998                                   5

            Notes to Consolidated Financial Statements                    6

   Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                     26

Part II. Other Information:

   Item 1.  Legal Proceedings                                            37

   Item 4.  Submission of Matters to a Vote of Security Holders          40

   Item 6.  Exhibits and Reports on Form 8-K                             40

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE) and its subsidiaries as of March 31, 1999, December 31, 1998, and March 31, 1998, and the related consolidated statements of income, comprehensive income and cash flows for each of the three- and twelve-month periods ended March 31, 1999, and 1998. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of March 31, 1999, December 31, 1998, and March 31, 1998, and the results of their operations and their cash flows for each of the three- and twelve-month periods ended March 31, 1999, and 1998, in conformity with generally accepted accounting principles.



                                                           ARTHUR ANDERSEN LLP
                                                           ARTHUR ANDERSEN LLP



Los Angeles, California
May 6, 1999

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                                                   3 Months Ended             12 Months Ended
                                                                     March 31,                   March 31,
----------------------------------------------------------- ----------------------------- -------------------------
                                                                 1999           1998         1999          1998
----------------------------------------------------------- ----------------------------- -------------------------
Operating revenue                                           $1,676,705     $1,622,691    $7,553,532   $7,880,638
-------------------------------------------------------------------------------------------------------------------

Fuel                                                            60,308        118,684       265,339      855,539
Purchased power-- contracts                                    609,906        576,506     2,659,300    2,801,834
Purchased power-- power exchange-- net                         116,956             --       753,299           --
Provisions for regulatory adjustment clauses-- net            (279,030)      (303,813)     (447,736)    (626,575)
Other operating expenses                                       404,280        287,579     1,597,349    1,263,170
Maintenance                                                     88,868        101,870       397,565      411,537
Depreciation, decommissioning and amortization                 386,277        382,974     1,549,032    1,317,270
Income taxes                                                    80,541        125,604       400,580      612,339
Property and other taxes                                        38,285         39,518       127,169      129,680
Net loss (gain) on sale of utility plant                        (2,200)        65,801      (610,609)      61,722
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                     1,504,191      1,394,723     6,691,288    6,826,516
-------------------------------------------------------------------------------------------------------------------

Operating income                                               172,514        227,968       862,244    1,054,122
-------------------------------------------------------------------------------------------------------------------

Provision for rate phase-in plan                                    --             --            --      (37,177)
Allowance for equity funds
   used during construction                                      2,836          2,781        11,880        8,429
Interest and dividend income                                    14,146         18,312        62,559       56,092
Other nonoperating income (deductions)-- net                    12,720         (3,591)       11,927      (31,273)
-------------------------------------------------------------------------------------------------------------------

Total other income (deductions)-- net                           29,702         17,502        86,366       (3,929)
-------------------------------------------------------------------------------------------------------------------

Income before interest expense                                 202,216        245,470       948,610    1,050,193
-------------------------------------------------------------------------------------------------------------------

Interest and amortization on long-term debt                     98,643        124,354       396,147      378,758
Other interest expense                                          24,136         18,020        70,340       91,607
Allowance for borrowed funds used
   during construction                                          (2,461)        (1,892)       (8,615)      (8,693)
Capitalized interest                                              (796)          (158)       (1,933)      (1,236)
-------------------------------------------------------------------------------------------------------------------

Total interest expense-- net                                   119,522        140,324       455,939      460,436
-------------------------------------------------------------------------------------------------------------------

Net income                                                      82,694        105,146       492,671      589,757
Dividends on preferred stock                                     6,199          6,759        24,072       27,648
-------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                        $    76,495     $   98,387   $   468,599  $   562,109
-------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands

                                                                   3 Months Ended             12 Months Ended
                                                                     March 31,                   March 31,
----------------------------------------------------------- ----------------------------- -------------------------
                                                                 1999           1998          1999         1998
----------------------------------------------------------- ----------------------------- -------------------------

Net income                                                 $    82,694     $  105,146   $   492,671   $  589,757
Unrealized gain (loss) on securities--  net                     (6,215)        11,110        (8,050)      18,508
Reclassification adjustment for gains included in net income   (17,371)            --       (35,207)          --
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                                       $    59,108     $  116,256   $   449,414   $  608,265
-------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                 March 31,         December 31,         March 31,
                                                                   1999                1998               1998
------------------------------------------------------------------------------------------------------------------

ASSETS

Transmission and distribution:
   Utility plant, at original cost, subject to
      cost-based rate regulation                               $11,901,873        $11,771,678       $11,333,083
   Accumulated provision for depreciation                       (6,280,719)        (6,062,562)       (5,690,973)
   Construction work in progress                                   554,209            455,233           482,386
------------------------------------------------------------------------------------------------------------------

                                                                 6,175,363          6,164,349         6,124,496
------------------------------------------------------------------------------------------------------------------

Generation:
   Utility plant, at original cost,
      not subject to cost-based rate regulation                  1,692,358          1,689,469         9,367,923
   Accumulated provision for depreciation, decommissioning
      and amortization                                            (848,315)          (833,917)       (5,241,980)
   Construction work in progress                                    74,993             61,431           101,759
   Nuclear fuel, at amortized cost                                 164,489            172,250           145,607
------------------------------------------------------------------------------------------------------------------

                                                                 1,083,525          1,089,233         4,373,309
------------------------------------------------------------------------------------------------------------------

Total utility plant                                              7,258,888          7,253,582        10,497,805
------------------------------------------------------------------------------------------------------------------

Nonutility property -- less accumulated
   provision for depreciation of $7,865, $25,682
   and $25,195 at respective dates                                  75,303             56,681            67,495
Nuclear decommissioning trusts                                   2,311,082          2,239,929         2,001,906
Other investments                                                  140,324            179,480           221,148
------------------------------------------------------------------------------------------------------------------

Total other property and investments                             2,526,709          2,476,090         2,290,549
------------------------------------------------------------------------------------------------------------------

Cash and equivalents                                               122,310             81,500           613,475
Receivables, including unbilled revenue, less
   allowances of $24,638, $22,230 and $23,849
   for uncollectible accounts at respective dates                1,048,104          1,112,630           751,319
Fuel inventory                                                      53,674             51,299            53,464
Materials and supplies, at average cost                            118,136            116,259           131,278
Accumulated deferred income taxes-- net                             89,832            274,833                --
Regulatory balancing accounts-- net                                974,190            648,781           495,078
Prepayments and other current assets                                54,865             91,992            54,439
------------------------------------------------------------------------------------------------------------------

Total current assets                                             2,461,111          2,377,294         2,099,053
------------------------------------------------------------------------------------------------------------------

Unamortized nuclear investment-- net                             1,962,973          2,161,998                --
Income tax-related deferred charges                              1,502,897          1,463,256         1,549,631
Unamortized debt issuance and reacquisition expense                341,702            348,816           369,163
Other deferred charges                                           1,063,279            865,892           841,519
------------------------------------------------------------------------------------------------------------------

Total deferred charges                                           4,870,851          4,839,962         2,760,313
------------------------------------------------------------------------------------------------------------------

Total assets                                                   $17,117,559        $16,946,928       $17,647,720
------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part ofthese financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                 March 31,         December 31,       March 31,
                                                                   1999                1998             1998
------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares
      outstanding at each date)                                $2,168,054         $ 2,168,054      $ 2,168,054
   Additional paid-in capital                                     334,031             334,031          334,031
   Accumulated other comprehensive income                          15,876              39,462           59,133
   Retained earnings                                              700,146             793,625        1,408,330
------------------------------------------------------------------------------------------------------------------

                                                                3,218,107           3,335,172        3,969,548
------------------------------------------------------------------------------------------------------------------

Preferred stock:
   Not subject to mandatory redemption                            128,755             128,755          183,755
   Subject to mandatory redemption                                255,700             255,700          275,000
Long-term debt                                                  5,052,393           5,446,638        5,807,485
------------------------------------------------------------------------------------------------------------------

Total capitalization                                            8,654,955           9,166,265       10,235,788
------------------------------------------------------------------------------------------------------------------

Other long-term liabilities                                       713,510             467,109          494,370
------------------------------------------------------------------------------------------------------------------

Current portion of long-term debt                                 716,231             400,810          567,875
Short-term debt                                                   629,197             469,565          345,241
Accounts payable                                                  381,167             447,484          400,592
Accrued taxes                                                     681,366             678,955          566,292
Accrued interest                                                   92,504              89,828           75,337
Dividends payable                                                  94,343              91,742           99,999
Accumulated deferred income taxes-- net                                --                  --           94,577
Deferred unbilled revenue and other current liabilities         1,169,271           1,096,332          818,324
------------------------------------------------------------------------------------------------------------------

Total current liabilities                                       3,764,079           3,274,716        2,968,237
------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes-- net                         2,941,112           2,993,142        2,836,703
Accumulated deferred investment tax credits                       239,351             250,116          319,916
Customer advances and other deferred credits                      804,233             795,266          791,865
------------------------------------------------------------------------------------------------------------------

Total deferred credits                                          3,984,696           4,038,524        3,948,484
------------------------------------------------------------------------------------------------------------------

Minority interest                                                     319                 314              841
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)








Total capitalization and liabilities                          $17,117,559         $16,946,928      $17,647,720
------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                    3 Months Ended               12 Months Ended
                                                                       March 31,                    March 31,
------------------------------------------------------------ ------------------------------ --------------------------
                                                                 1999           1998           1999           1998
------------------------------------------------------------ ------------------------------ --------------------------

Cash flows from operating activities:
Net income                                                   $ 82,694   $    105,146   $    492,671   $    589,757
Adjustments for non-cash items:
   Depreciation, decommissioning and amortization             386,277        382,974      1,549,032      1,317,270
   Other amortization                                          20,618         13,156         96,785         82,355
   Rate phase-in plan                                              --          3,777             --         40,013
   Deferred income taxes and investment
      tax credits                                              82,565        101,892       (113,831)       121,717
   Other long-term liabilities                                 52,523         14,733         25,262         42,322
   Regulatory asset related to sale of oil and gas plant          241        (98,041)      (121,950)       (98,041)
   Net loss (gain) on sale of oil and gas plant                (1,124)        62,633       (628,380)        62,633
   Other-- net                                                (24,319)        (5,117)       (15,375)      (192,698)
Changes in working capital:
   Receivables                                                 64,526        155,069       (296,785)        80,804
   Regulatory balancing accounts                             (325,409)      (301,767)      (479,112)      (601,583)
   Fuel inventory, materials and supplies                      (4,252)         6,297         12,932         27,342
   Prepayments and other current assets                        37,127         38,659           (426)         5,355
   Accrued interest and taxes                                   5,087         46,953        132,241        (23,814)
   Accounts payable and other current liabilities               6,622       (119,644)       331,522        103,906
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                     383,176        406,720        984,586      1,557,338
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt repaid                                              --       (454,441)      (321,589)    (1,170,581)
Rate reduction notes issued                                        --             --             --      2,444,532
Rate reduction notes repaid                                   (70,531)       (17,111)      (305,011)       (12,354)
Preferred stock redeemed                                           --             --        (74,300)      (100,000)
Nuclear fuel financing-- net                                   (8,836)        (8,623)        16,031        (34,794)
Short-term debt financing-- net                               159,632         23,213        283,956        210,415
Capital transferred                                                --             --             --        153,000
Dividends paid                                               (172,125)      (101,084)    (1,200,852)    (1,787,412)
--------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                         (91,860)      (558,046)    (1,601,765)      (297,194)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                              (230,844)      (167,978)      (923,703)      (701,891)
Proceeds from sale of oil and gas plant                            --         29,801      1,173,238         29,801
Funding of nuclear decommissioning trusts                     (37,126)       (39,683)      (160,367)      (165,550)
Unrealized gain (loss) on securities-- net                    (23,586)        11,110        (43,257)        18,508
Other-- net                                                    41,050        (30,721)        80,103        (50,820)
--------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities             (250,506)      (197,471)       126,014       (869,952)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                40,810       (348,797)      (491,165)       390,192
Cash and equivalents, beginning of period                      81,500        962,272        613,475        223,283
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                         $ 122,310   $    613,475   $    122,310   $    613,475
--------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest-- net of amounts capitalized                        $ 67,618    $    74,808    $   256,554   $    337,317
Taxes                                                              12             10        404,832        437,758



   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Southern California Edison Company (SCE) is a public utility which produces and supplies electric energy for its 4.3 million customers in central, coastal and Southern California. The regulatory environment in which SCE operates is changing as a result of a 1995 California Public Utilities Commission (CPUC) decision on electric utility industry restructuring and state legislation enacted in 1996.

Basis of Presentation

SCE's accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the CPUC and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and a related change in the application of accounting principles for rate-regulated enterprises adopted by the Financial Accounting Standards Board's Emerging Issues Task Force, in 1997, SCE began accounting for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general. Application of such accounting principles to SCE's generation assets did not result in any adjustment of their carrying value; however, SCE's nuclear investments were reclassified as a regulatory asset in second quarter 1998.

The  consolidated   financial  statements  include  SCE  and  its  wholly  owned subsidiaries. Intercompany transactions have been eliminated. Certain prior-period amounts were reclassified to conform to the March 31, 1999, financial statement presentation.

Since April 1, 1998, when the new market structure began, SCE has been selling all of its generation through the power exchange (PX), as mandated by the CPUC's 1995 restructuring decision. Through the PX, SCE satisfies the electric energy needs of customers who did not choose an alternative energy provider. These transactions with the PX are reported as Purchased power - power exchange - net. Generation sales through the PX were $282 million and $1.7 billion for the three and twelve months ended March 31, 1999, respectively. Purchases from the PX were $399 million and $2.4 billion for the three and twelve months ended March 31, 1999, respectively.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE is recovering its investment in San Onofre Nuclear Generating Station Units 2 and 3 and Palo Verde on an accelerated basis, as authorized by the CPUC. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are recovered through an incentive pricing plan which allows SCE to receive about 4(cent) per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001.

Beginning January 1, 1998, San Onofre's incentive pricing plan and accelerated plant recovery and the Palo Verde balancing account became part of the transition cost balancing account. SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde, beginning in 2002, and from the operation of the San Onofre units in 2004. Palo Verde's existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle.

Regulation of Utility Business

SCE, subject to rate-regulation by the CPUC and the FERC, operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory.

Effective January 1, 1998, SCE's rates were unbundled into separate charges for energy, transmission, distribution, the non-bypassable competition transition charge (CTC), public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. This mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period (March 31, 2002), or until market valuation of the hydroelectric facilities, whichever occurs first. Revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement is credited against the costs to transition to a competitive market.

Beginning January 1, 1998, the CTC is being billed to all SCE customers, which provides SCE the opportunity to recover its costs to transition to a competitive market (approximately $10.6 billion 1998 net present value). Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. A portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, has been financed by the issuance of rate reduction notes, allowing SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The notes allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. Additionally, the state legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

Regulatory Assets and Liabilities

In accordance with accounting principles for rate-regulated enterprises, SCE records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory assets and liabilities included in the consolidated balance sheets are:

                                                            March 31,           December 31,          March 31,
     In millions                                              1999                  1998                1998
----------------------------------------------------------------------------------------------------------------
     Generation-related:
     Unamortized nuclear investment-- net                  $ 1,963               $ 2,162             $    --
     Flow-through taxes                                        466                   614                 410
     Rate reduction notes-- transition cost deferral           433                   315                  87
     Unamortized loss on sale of plant                         167                   183                  98
     Purchased-power settlements                               318                   130                 142
     Environmental remediation                                  16                    16                  16
     Regulatory balancing accounts and other                   604                   354                 554
----------------------------------------------------------------------------------------------------------------
         Subtotal                                            3,967                 3,774               1,307
----------------------------------------------------------------------------------------------------------------
     Non-generation related:
     Flow-through taxes                                      1,037                   849               1,140
     Unamortized loss of reacquired debt                       308                   308                 326
     Environmental                                             121                   125                 134
     Regulatory balancing accounts and other                    60                   110                  15
----------------------------------------------------------------------------------------------------------------

         Subtotal                                            1,526                 1,392               1,615
----------------------------------------------------------------------------------------------------------------

     Total                                                 $ 5,493               $ 5,166             $ 2,922
----------------------------------------------------------------------------------------------------------------

Generation-related regulatory assets and liabilities are being recovered through the CTC through March 31, 2002, except for the rate reduction notes regulatory asset which will be recovered over the terms of the rate reduction notes. The non-generation related regulatory assets and liabilities are being recovered through other components of the unbundled rates.

During the second quarter of 1998, SCE reduced its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recorded a regulatory asset on its balance sheet for the same amount in accordance with asset impairment accounting standards. For this impairment assessment, the fair value of the investment was calculated by discounting expected future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.7 billion, after tax, at March 31, 1999) as a one-time, non-cash charge against earnings.

Regulatory Balancing Accounts

Prior to January 1, 1998, the differences between CPUC-authorized and actual base-rate revenue from kilowatt-hour sales and CPUC-authorized and actual energy costs were accumulated in balancing accounts until they were refunded to, or recovered from, utility customers through authorized rate adjustments (with interest). On January 1, 1998, the balances in these balancing accounts were transferred to the transition cost balancing account. Also, beginning January 1, 1998, the difference between generation-related revenue and generation-related costs is being accumulated in the transition cost balancing account, effectively eliminating all other balancing accounts except those used to assist in the administration of public purpose funds. Additionally, gains resulting from the sale of the gas- and oil-fueled generation plants during 1998 were credited to the transition cost balancing account; the losses are being amortized over the remaining transition period and accumulated in the transition cost balancing account. These transition costs are being recovered from utility customers (with interest) through the CTC mechanism.

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

Utility Plant

Plant additions, including replacements and betterments, are capitalized. Such costs for utility property include direct material and labor, construction overhead and an allowance for funds used during construction (AFUDC). AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction. AFUDC is capitalized during plant construction and reported in current earnings. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. Depreciation of utility plant is computed on a straight-line, remaining-life basis.

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.8% and 2.3% for the three and twelve months ended March 31, 1999, respectively, and 6.6% and 5.6% for the three and twelve months ended March 31, 1998, respectively.

Note 2.    Regulatory Matters

Recovery of Restructuring Implementation Costs

The independent system operator (ISO) assumed operational control of the transmission system after the ISO and PX had begun accepting bids and schedules for electricity purchases on March 31, 1998. The restructuring implementation costs related to the start-up and development of the PX, which were paid by the utilities, were to be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period. In May 1998, SCE filed an application with the CPUC to identify the categories of such costs (including costs related to the implementation of direct access), and to establish the reasonableness of those costs incurred in 1997. The CPUC split the application into two phases.

Two proposed decisions on Phase 1, which addressed the eligibility of the implementation costs, were issued on March 11, 1999. Both proposed decisions reject SCE's request for a determination of eligibility for several major categories of such costs. These proposed decisions further state that even for the cost categories they approve for eligibility, costs incurred in those categories after December 31, 1998, would not be eligible. Instead, these proposed decisions would have SCE recover many of the costs identified in its application from market revenue, although the decisions fail to identify the market and no specific mechanism or authority to recover such costs from any market has yet been established. SCE disagrees with many of the conclusions reached in these proposed decisions and has filed comments to that effect with the CPUC. A final CPUC decision is expected later this year. Under both of the proposed decisions, the reasonableness of 1997 and 1998 expenditures for eligible restructuring costs would be addressed in a separate application later this year.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.    Financial Instruments

Cash Equivalents

Cash and equivalents include tax-exempt investments ($51 million at March 31, 1999, $78 million at December 31, 1998, and $392 million at March 31, 1998), and time deposits and other investments ($71 million at March 31, 1999, $4 million at December 31, 1998, and $221 million at March 31, 1998) with maturities of three months or less.

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

SCE has gas call options that mitigate SCE's exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the PX. The options cover various periods from 1999 through 2001.

SCE uses the mark-to-market accounting method for its gas call options. Gains and losses from monthly changes in market prices are recorded as income or expense. However, the costs of the options and the market price changes are included in the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings.

Interest rate swaps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At March 31, 1999, December 31, 1998, and March 31, 1998, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At March 31, 1999, SCE had pledged $26 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                        March 31,                December 31,             March 31,
     In millions                          1999                       1998                   1998
--------------------------------------------------------------------------------------------------------
                                   Cost           Fair        Cost         Fair       Cost        Fair
     Instrument                    Basis          Value       Basis        Value      Basis       Value
--------------------------------------------------------------------------------------------------------

     Financial assets:
     Decommissioning trusts        $ 1,571      $2,311      $ 1,534        $2,240     $1,411     $2,002
     Equity investments                  2          29            7            72          9        109
     Gas call options                   37          23           39            31         47         51

     Financial liabilities:
     DOE decommissioning and
       decontamination fees        $    45      $   40      $    45       $  40      $   50     $   42
     Interest rate swap                 --          21           --          28          --         20
     Long-term debt                  5,052       5,201        5,447       5,699       5,807      6,006
     Preferred stock subject to
       mandatory redemption            256         272          256         274         275        295
--------------------------------------------------------------------------------------------------------

Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts and equity investments and on financial models for gas call options and electricity rate swaps. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swap; brokers' quotes for long-term debt and preferred stock; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains (losses) on financial assets were:

                                                     March 31,        December 31,         March 31,
     In millions                                        1999              1998               1998
------------------------------------------------------------------------------------------------------
     Decommissioning trusts:
     Municipal bonds                                    $208              $196              $ 158
     Stocks                                              383               365                315
     U.S. government issues                              128               115                109
     Short-term and other                                 21                30                  9
------------------------------------------------------------------------------------------------------
                                                         740               706                591
     Equity investments                                   27                65                100
     Gas call options                                    (14)               (8)                 4
------------------------------------------------------------------------------------------------------
     Total                                              $753              $763               $695
------------------------------------------------------------------------------------------------------

There were no unrealized holding losses on financial assets for the periods presented, other than the unrealized holding losses on the gas call options at March 31, 1999, and December 31, 1998.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Net unrealized gains (losses) in equity investments are recorded as a separate component of shareholders' equity under the caption: Accumulated other comprehensive income. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following March 31, 1999, are: 2000--$716 million; 2001--$448 million; 2002--$446 million; 2003--$446 million; and 2004--$371 million.

In December 1997, SCE Funding LLC, a special purpose entity, of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable rate charged to residential and small commercial customers. In spite of the legal sale of the transition property by SCE to SCE Funding LLC, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold, and the liabilities of SCE Funding LLC for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheets of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities. The rate reduction notes are secured solely by the transition property and certain other assets of SCE Funding LLC, and there is no recourse to SCE or Edison International.

Although SCE Funding LLC is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, SCE Funding LLC is legally separate from SCE, and its assets are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of:

                                                        March 31,         December 31,        March 31,
     In millions                                          1999                1998              1998
---------------------------------------------------------------------------------------------------------

     First and refunding mortgage bonds:
        1999 - 2026 (5.625% to 7.5%)                    $1,550              $1,550             $1,700
     Rate reduction notes:
        1999 - 2007 (6.14% to 6.42%)                     2,146               2,217              2,451
     Pollution-control bonds:
        1999 - 2027 (5.4% to 7.2% and variable)          1,201               1,201              1,202
     Funds held by trustees                                 (2)                 (2)                (2)
     Debentures and notes:
        2000 - 2006 (5.875% to 8.25%)                      700                 700                870
     Subordinated debentures:
        2044 (8.375%)                                      100                 100                100
     Commercial paper for nuclear fuel                      99                 108                 83
     Long-term debt due within one year                   (716)               (401)              (568)
     Unamortized debt discount-- net                       (26)                (26)               (29)
---------------------------------------------------------------------------------------------------------
     Total                                              $5,052              $5,447             $5,807
---------------------------------------------------------------------------------------------------------

On April 6, 1999, SCE issued $300 million of 6.65% notes, due 2029. On April 29, 1999, SCE issued $56 million of 5.125% pollution-control bonds, due 2029.

Short-Term Debt

SCE has lines of credit it can use at negotiated or bank index rates. At March 31, 1999, available lines totaled $1.3 billion, with $800 million for short-term debt and $500 million available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper outstanding at March 31, 1999, December 31, 1998, and March 31, 1998, was $732 million, $581 million and $428 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 4.9%, 6.0% and 5.8% at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

Note 4.    Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1999, SCE had the capacity to pay $700 million in additional dividends and continue to maintain its authorized capital structure.

In 1998, SCE implemented a recently issued accounting standard that requires companies to report comprehensive income. Implementation of the new standard had no effect on SCE's results of operations or financial position.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in SCE's common shareholder's equity for the three-month periods ended March 31, 1998, and 1999, were as follows:

                                                                         Accumulated                       Total
                                                         Additional         Other                         Common
                                             Common        Paid-in      Comprehensive     Retained     Shareholder's
In millions                                   Stock        Capital         Income         Earnings        Equity
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 $2,168       $  334          $   48         $1,408          $3,958
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                  105             105
Unrealized gain on securities                                                 19                             19
     Tax effect                                                               (8)                            (8)
Dividends declared on common stock                                                          (96)            (96)
Dividends declared on preferred stock                                                        (7)             (7)
Stock option appreciation                                                                    (2)             (2)
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                    $2,168       $  334          $   59         $1,408          $3,969
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 $2,168       $  334          $   39           $794          $3,335
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                   83              83
Unrealized gain on securities                                                 (8)                            (8)
     Tax effect                                                                2                              2
Reclassified adjustment for gains
     included in net income                                                  (29)                           (29)
     Tax effect                                                               12                             12
Dividends declared on common stock                                                         (170)           (170)
Dividends declared on preferred stock                                                        (6)             (6)
Stock option appreciation                                                                    (1)             (1)
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                    $2,168       $  334          $   16        $   700          $3,218
---------------------------------------------------------------------------------------------------------------------

Changes in SCE's common  shareholder's equity for the twelve-month periods ended
March 31, 1998, and 1999, were as follows:

---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                    $2,168       $  178          $   40         $2,603          $4,989
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                  590             590
Unrealized gain on securities                                                 36                             36
     Tax effect                                                              (17)                           (17)
Dividends declared on common stock                                                       (1,750)         (1,750)
Dividends declared on preferred stock                                                       (28)            (28)
Stock option appreciation                                                                    (2)             (2)
Required capital stock expense and other                                                     (5)             (5)
Additional investment from parent company                    156                                            156
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                    $2,168       $  334          $   59         $1,408          $3,969
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                  493             493
Unrealized gain on securities                                                (14)                           (14)
     Tax effect                                                                6                              6
Reclassified adjustment for gains included
     in net income                                                           (59)                           (59)
     Tax effect                                                               24                             24
Dividends declared on common stock                                                       (1,174)         (1,174)
Dividends declared on preferred stock                                                       (24)            (24)
Stock option appreciation                                                                    (3)             (3)
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                    $2,168       $  334          $   16           $700          $3,218
---------------------------------------------------------------------------------------------------------------------

Authorized common stock is 560 million shares with no par value. Authorized shares of preferred and preference stock are: $25 cumulative preferred -- 24 million; $100 cumulative preferred -- 12 million; and

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preference -- 50 million. All cumulative preferred stocks are redeemable. Mandatorily redeemable preferred stocks are subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity.

Preferred stock redemption requirements for the five twelve-month periods following March 31, 1999, are: 2000 through 2002-- zero; 2003--$109 million; and 2004-- $9 million.

Cumulative preferred stock consisted of:

                                                               March 31,         December 31,          March 31,
     Dollars in millions, except per-share amounts               1999                1998                1998
-----------------------------------------------------------------------------------------------------------------
                                        March 31, 1999
                                 ---------------------------
                                   Shares         Redemption
                                 Outstanding         Price
                                 ---------------------------

     Not subject to mandatory redemption:
     $25 par value:
     4.08% Series                1,000,000        $  25.50        $  25               $ 25              $  25
     4.24                        1,200,000           25.80           30                 30                 30
     4.32                        1,653,429           28.75           41                 41                 41
     4.78                        1,296,769           25.80           33                 33                 33
     5.80                               --           --              --                 --                 55
-----------------------------------------------------------------------------------------------------------------
     Total                                                        $ 129               $129              $184
-----------------------------------------------------------------------------------------------------------------

     Subject to mandatory redemption:
     $100 par value:
     6.05%                         750,000        $ 100.00        $   75              $ 75              $ 75
     6.45                        1,000,000          100.00           100               100               100
     7.23                          807,000          100.00            81                81               100
----------------------------------------------------------------------------------------------------------------
     Total                                                        $  256              $256              $275
----------------------------------------------------------------------------------------------------------------

In the third quarter of 1998, 10,000 shares of Series 7.23% preferred stock were redeemed. In the second quarter of 1998, 2.2 million shares of Series 5.8% preferred stock and 183,000 shares of Series 7.23% were redeemed. In the second quarter of 1997, 4 million shares of Series 7.36% preferred stock were redeemed. There were no preferred stock issuances for the periods presented.

Note 5.  Income Taxes

SCE and its subsidiaries will be included in its consolidated federal income tax
and  combined  state   franchise  tax  returns.   Under  income  tax  allocation
agreements, each subsidiary calculates its own tax liability.

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are amortized over the lives of the related properties.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                            March 31,           December 31,        March 31,
In millions                                                   1999                  1998              1998
--------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                           $   191                  $197               $199
Unrealized gains or losses                                     386                   387                326
Investment tax credits                                         148                   152                157
Regulatory balancing accounts                                  107                    96                 78
Decommissioning-related                                        126                   126                117
Other                                                          380                   473                333
--------------------------------------------------------------------------------------------------------------
Total                                                       $1,338                $1,431             $1,210
--------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                            $2,927                $3,005             $3,139
Capitalized software costs                                     206                   196                144
Other                                                        1,056                   948                859
--------------------------------------------------------------------------------------------------------------
Total                                                       $4,189                $4,149             $4,142
--------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                     $2,851                $2,718             $2,932
--------------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                                $2,941                $2,993             $2,837
Included in current assets                                      90                   275                (95)


The current and deferred components of income tax expense were:

                                                       3 Months Ended                     12 Months Ended
                                                          March 31,                          March 31,
---------------------------------------------------------------------------------------------------------------
In millions                                        1999              1998             1999              1998
---------------------------------------------------------------------------------------------------------------
Current:
Federal                                           $  (6)             $ 24             $420              $374
State                                                (3)                4               94                85
---------------------------------------------------------------------------------------------------------------
                                                     (9)               28              514               459
---------------------------------------------------------------------------------------------------------------
Deferred -- federal and state:
Accrued charges                                      50               (30)              37               (61)
Ad valorem lien date adjustment                       5                 8               (5)                8
Amortization of regulatory assets                     3                28               39                28
Contributions in aid of construction                  4                 6               (8)               (2)
Depreciation                                        (46)              (73)            (142)             (107)
Investment and energy tax credits-- net             (11)               (4)             (81)              (20)
Rate phase-in plan                                   --                --               --               (15)
Regulatory balancing accounts                        45               109              112               225
State tax-- privilege year                           35                32                3                 5
Unbilled revenue                                     13                14              (68)               11
Other                                                (1)                2                7                22
---------------------------------------------------------------------------------------------------------------
                                                     97                92             (106)               94
---------------------------------------------------------------------------------------------------------------
Total income tax expense                          $  88              $120             $408              $553
---------------------------------------------------------------------------------------------------------------
Classification of income taxes:
Included in operating income                      $  81              $126             $401              $612
Included in other income                              7                (6)               7               (59)

The composite federal and state statutory income tax rate was 40.551% for the three- and twelve-month periods ended March 31, 1999, and 1998.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                                         3 Months Ended                   12 Months Ended
                                                            March 31,                        March 31,
---------------------------------------------------------------------------------------------------------------
                                                     1999              1998           1999              1998
---------------------------------------------------------------------------------------------------------------
     Federal statutory rate                          35.0%             35.0%          35.0%             35.0%
     Ad valorem lien date adjustment                  2.2               0.7           (0.5)              0.1
     Amortization of regulatory assets                1.9              12.3            4.3               2.4
     Capitalized software                            (0.8)             (2.7)           0.1              (1.3)
     Property-related and other                      12.5               3.8            6.9               7.3
     Investment and energy tax credits               (6.1)             (1.9)          (7.9)             (1.7)
     State tax-- net of federal deduction             6.3               5.3            7.2               6.4
---------------------------------------------------------------------------------------------------------------
     Effective tax rate                              51.0%             52.5%          45.1%             48.2%
---------------------------------------------------------------------------------------------------------------

Note 6.   Employee Compensation and Benefit Plans

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $6 million and $19 million for the three and twelve months ended March 31, 1999, respectively; and $4 million and $15 million for the three and twelve months ended March 31, 1998, respectively.

Pension Plan

SCE has a noncontributory, defined benefit pension plan that covers employees meeting minimum service requirements. In April 1999, SCE adopted a cash balance feature for its non-represented employees. SCE recognizes pension expense as calculated by the actuarial method used for ratemaking. In 1998, SCE adopted a new accounting standard that revises the disclosure requirements for pension plans. Prior periods have been restated.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                         3 Months Ended         Year Ended         3 Months Ended
                                                            March 31,          December 31,           March 31,
In millions                                                   1999                 1998                 1998
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                    $  2,251            $ 2,094               $ 2,094
Service cost                                                       18                 59                    14
Interest cost                                                      38                141                    35
Actuarial loss                                                     --                 90                    --
Benefits paid                                                     (33)              (133)                  (35)
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                          $  2,274            $ 2,251               $ 2,108
-------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of period               $2,552            $ 2,298               $ 2,298
Actual return on plan assets                                       57                334                   266
Employer contributions                                             21                 53                    17
Benefits paid                                                     (33)              (133)                  (35)
-------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                   $  2,597            $ 2,552               $ 2,546
-------------------------------------------------------------------------------------------------------------------
Funded status                                                $    323            $   301               $   438
Unrecognized net loss (gain)                                     (379)              (372)                 (524)
Unrecognized transition obligation (17-year amortization)          32                 33                    37
Unrecognized prior service cost                                   164                168                   179
------------------------------------------------------------------------------------------------------------------
Recorded asset (liability)                                   $    140            $   130               $   130
-------------------------------------------------------------------------------------------------------------------
Discount rate                                                   6.75%               6.75%                  7.0%
Rate of compensation increase                                   5.0%                5.0%                   5.0%
Expected return on plan assets                                  7.5%                7.5%                   8.0%

The components of pension expense were:

                                                              3 Months Ended              12 Months Ended
                                                                 March 31,                   March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                               1999           1998          1999             1998
-------------------------------------------------------------------------------------------------------------------
Service cost                                             $  18          $  14          $  63            $  47
Interest cost                                               38             35            144              139
Expected return on plan assets                             (48)           (45)          (173)            (165)
Net amortization and deferral                                3              4             13               13
-------------------------------------------------------------------------------------------------------------------
Pension expense under accounting standards                  11              8             47               34
Regulatory adjustment-- deferred                             2              5              8               18
-------------------------------------------------------------------------------------------------------------------
Net pension expense recognized                           $  13          $  13          $  55            $  52
-------------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55 with at least 10 years of service (or those eligible under a 1996 special voluntary early retirement program) are eligible for postretirement health and dental care, life insurance and other benefits. In 1998, SCE adopted a new accounting standard that revises the disclosure requirements for postretirement benefit plans. Prior periods have been restated.

Information on plan assets and benefit obligations is shown below:

                                                       3 Months Ended        Year Ended         3 Months Ended
                                                          March 31,         December 31,           March 31,
     In millions                                            1999                1998                 1998
----------------------------------------------------------------------------------------------------------------
     Change in benefit obligation
     Benefit obligation at beginning of period            $  1,545           $  1,533              $  1,533
     Service cost                                               11                 41                     9
     Interest cost                                              26                 99                    26
     Actuarial loss (gain)                                      --                (74)                   --
     Benefits paid                                             (15)               (54)                  (16)
----------------------------------------------------------------------------------------------------------------
     Benefit obligation at end of period                  $  1,567           $  1,545              $  1,552
----------------------------------------------------------------------------------------------------------------
     Change in plan assets
     Fair value of plan assets at beginning of period     $  1,029           $    815              $    815
     Actual return on plan assets                               19                147                    16
     Employer contributions                                     25                121                    27
     Benefits paid                                             (15)               (54)                  (16)
----------------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of period           $  1,058           $  1,029              $    842
---------------------------------------------------------------------------------------------------------------
     Funded status                                        $   (509)          $   (516)             $   (710)
     Unrecognized net loss                                      84                 84                   243
     Unrecognized transition obligation (20-year
        amortization)                                          369                376                   396
----------------------------------------------------------------------------------------------------------------
     Recorded asset (liability)                           $    (56)          $    (56)             $    (71)
----------------------------------------------------------------------------------------------------------------
     Discount rate                                             6.75%             6.75%                  7.0%
     Expected return on plan assets                            7.5%              7.5%                   8.0%

The components of postretirement benefits other than pensions expense were:

                                                           3 Months Ended                   12 Months Ended
                                                              March 31,                        March 31,
------------------------------------------------------------------------------------------------------------------
     In millions                                        1999             1998           1999              1998
------------------------------------------------------------------------------------------------------------------
     Service cost                                      $  11             $  9           $  43             $ 32
     Interest cost                                        26               26              99              100
     Expected return on plan assets                      (19)             (16)            (65)             (53)
     Amortization of loss                                 --                1              --                3
     Amortization of transition obligation                 7                7              27               27
------------------------------------------------------------------------------------------------------------------
     Total expense                                     $  25             $ 27            $104             $109
------------------------------------------------------------------------------------------------------------------

The assumed rate of future increase in the per-capita cost of health care benefits is 8.25% for 1999, gradually decreasing to 5.0% for 2009 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of March 31, 1999, by $268 million and annual aggregate service and interest costs by $33 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of March 31, 1999, by $214 million and annual aggregate service and interest costs by $25 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The prior program participated in the use of 8.2 million shares of common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 2.9 million shares of Edison International common stock are currently outstanding to officers and senior managers.

The new plan authorizes the annual issuance of shares equal to one percent of the issued and outstanding shares of Edison International common stock as of December 31 of the prior year. This authorization is cumulative so that to the extent shares are not needed to meet new plan requirements in any year, the excess authorized shares will carry over to subsequent years until plan termination. One percent of the issued and outstanding Edison International common stock on December 31, 1998, and December 31, 1997, was 3.5 million and
3.8 million shares, respectively. Under the new plan, options on 4.0 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. All Edison International stock options granted prior to 1999 include a dividend equivalent feature. Generally, for options issued before 1994, amounts equal to dividends accrue on the options at the same time and at the same rate as would be payable on the number of shares of Edison International common stock covered by the options. The amounts accumulate without interest. For Edison International stock options issued after 1993, dividend equivalents are subject to reduction unless certain shareholder return performance criteria are met. Beginning with the 1999 Edison International stock option awards, some stock options include a dividend equivalent feature, and some stock options do not include a dividend equivalent feature.

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

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $2 million and $7 million for the three and twelve months ended March 31, 1999, respectively, and $1 million and $5 million for the three and twelve months ended March 31, 1998, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $83 million and $493 million for the three and twelve months ended March 31, 1999, respectively; and $105 million and $591 million for the three and twelve months ended March 31, 1998, respectively.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                  12 Months Ended
                                                     March 31,
-------------------------------------------------------------------------------
                                      1999                             1998
-------------------------------------------------------------------------------

 Expected life                       7 years                          7 years
 Risk-free interest rate           4.7% - 5.6%                         5.6%
 Expected volatility                17% - 18%                           17%
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

The investment in each project, as included in the consolidated balance sheet as of March 31, 1999, was:

                                                 Original           Accumulated
                                                  Cost of        Depreciation and       Under        Ownership
     In millions                                 Facility          Amortization     Construction     Interest
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
     Transmission systems:
       Eldorado                                   $   30               $    6           $    4          60%
       Pacific Intertie                              238                   79                5          50
     Generating stations:
       Four Corners Units 4 and 5 (coal)             459                  299                2          48
       Mohave (coal)                                 314                  190                8          56
       Palo Verde (nuclear)(1)                     1,606                  970               14          16
       San Onofre (nuclear)(1)                     4,221                2,890               66          75
---------------------------------------------------------------------------------------------------------------
     Total                                        $6,868               $4,434           $   99
---------------------------------------------------------------------------------------------------------------

     (1)Reported as "Unamortized nuclear investment -- net."

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Leases

SCE has operating leases, primarily for vehicles with varying terms, provisions and expiration dates. Estimated remaining commitments for noncancelable leases at March 31, 1999, were:

         Year Ended December 31,                          In millions
-------------------------------------------------------------------------------
         1999                                                 $ 10
         2000                                                   11
         2001                                                    8
         2002                                                    5
         2003                                                    3
         Thereafter                                              6
-------------------------------------------------------------------------------
         Total future commitments                             $ 43
-------------------------------------------------------------------------------

Note 9.    Commitments

Nuclear Decommissioning

Decommissioning is estimated to cost $1.9 billion in current-year dollars, based on site-specific studies performed in 1998 for San Onofre and Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current dollar decommissioning costs, escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts, which currently receive contributions of approximately $100 million per year. SCE estimates annual after-tax earnings on the decommissioning funds of 3.9% to 4.9%.

SCE plans to decommission its nuclear generating facilities by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is scheduled to begin in 2013 for San Onofre Units 2 and 3, and 2025 at Palo Verde. In December 1998, SCE requested the CPUC's approval to access its nuclear decommissioning trust funds to commence decommissioning of San Onofre Unit 1 (shut down in 1992 pursuant to a CPUC agreement) in 2000.

Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense.

Decommissioning expense was $39 million and $164 million for the three and twelve months ended March 31, 1999, respectively, and $40 million and $158 million for the three and twelve months ended March 31, 1998, respectively. The accumulated provision for decommissioning, excluding San Onofre Unit 1, was $1.3 billion at March 31, 1999, $1.2 billion at December 31, 1998, and $1.1 billion at March 31, 1998. The estimated costs to decommission San Onofre Unit 1 ($368 million) are recorded as a liability.

Decommissioning  funds  collected  in rates are  placed in  independent  trusts,
which,  together  with  accumulated  earnings,   will  be  utilized  solely  for
decommissioning.

Trust investments (cost basis) include:

                                             Maturity              March 31,      December 31,        March 31,
     In millions                               Dates                 1999             1998              1998
----------------------------------------------------------------------------------------------------------------
     Municipal bonds                        2000 - 2033            $   581          $  547             $  470
     Stocks                                     --                     538             550                563
     U.S. government issues                 1999 - 2029                396             355                363
     Short-term and other                   1999 - 2030                 56              82                 15
----------------------------------------------------------------------------------------------------------------
     Total                                                         $ 1,571          $1,534             $1,411
----------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $14 million and $61 million for the three and twelve months ended March 31, 1999, respectively; and $15 million and $58 million for the three and twelve months ended March 31, 1998, respectively. Proceeds from sales of securities (which are reinvested) were $379 million and $1.4 billion for the three and twelve months ended March 31, 1999, respectively; and $208 million and $656 million for the three and twelve months ended March 31, 1998, respectively. Approximately 90% of the trust fund contributions were tax-deductible.

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

SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. The purchased-power contract is expected to provide approximately 5.5% of current and estimated future operating capacity. SCE's minimum commitment under both contracts is approximately $172 million through 2017.

Certain commitments for the years 1999 through 2003 are estimated below:

     In millions                                  1999          2000          2001           2002         2003
----------------------------------------------------------------------------------------------------------------
     Projected construction expenditures          $916           $808         $709           $671         $623
     Fuel supply contracts                         161            137          124            141          124
     Purchased-power capacity payments             758            787          797            703          689
     Unconditional purchase obligations              6              7            7              6            7
----------------------------------------------------------------------------------------------------------------

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE's recorded estimated minimum liability to remediate its 49 identified sites is $169 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $285 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $87 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $137 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve-month period ended March 31, 1999, were $9 million.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.8 billion. SCE and other owners of the San Onofre and Palo Verde nuclear plants have purchased the maximum private primary insurance available ($200 million). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident. Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident. However, it would have to pay no more than $20 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Spent Nuclear Fuel

Federal law requires the DOE to select and develop repositories for, and oversee disposal of, spent nuclear fuel and high-level radioactive waste. The law requires the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from nuclear generation stations beginning January 31, 1998. However, the DOE did not meet its obligation. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.

SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983, (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

SCE has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent-fuel storage requirements beyond that period could require new and separate interim storage facilities, the costs for which have not been determined. Extended delays by the DOE could lead to consideration of costly alternatives involving siting and environmental issues.

Palo Verde on-site spent fuel storage capacity will accommodate needs until 2002 for Units 1 and 2, and until 2003 for Unit 3. Arizona Public Service Company, operating agent for Palo Verde, is constructing an interim fuel storage facility that is expected to be completed in 2002.

SCE and other owners of nuclear power plants may be able to recover interim storage costs arising from DOE delays in the acceptance of utility spent nuclear fuel by pursuing relief under the terms of the contracts, as directed by the courts, or through other court actions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) earnings for the three and twelve months ended March 31, 1999, were $76 million and $469 million, respectively, compared with $98 million and $562 million for the same periods in 1998. The $22 million quarterly decrease was primarily due to the scheduled refueling outage at San Onofre Nuclear Generating Station Unit 2. The $93 million twelve-months-ended decrease was mainly due to lower authorized revenue, which resulted from reduced authorized returns on generation assets and a lower earning asset base resulting from the accelerated recovery of investments and divestiture of gas- and oil-fueled generation plants, as well as the San Onofre Unit 2 refueling outage.

Operating Revenue

Operating revenue increased 3% during the first quarter of 1999, compared with the same period in 1998, due to a 3% increase in the retail sales volume of commercial customers. For the twelve months ended March 31, 1999, operating revenue decreased 4%. The decrease reflects lower average residential retail rates (mandated by legislation enacted in September 1996), partially offset by an increase in other revenue resulting from maintenance work SCE is providing for the new owners of the divested gas- and oil-fueled plants. Over 99% of operating revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See discussion in Regulatory Environment below.

Operating Expenses

Fuel expense decreased 49% and 69%, respectively, for the three and twelve months ended March 31, 1999, compared with the same periods in 1998, primarily due to the sale of the gas- and oil-fueled generation plants in 1998.

Since April 1, 1998, SCE has been required to sell all of its generated power through the power exchange (PX) and acquire all of its power from the PX to distribute to its retail customers. These transactions with the PX are reported as Purchased power - power exchange - net. SCE is continuing to purchase power from certain nonutility generators (known as qualifying facilities) and under existing contracts with other utilities. This purchased power is sold through the PX. Excluding transactions with the PX, purchased-power expense increased for the three months ended March 31, 1999, compared to the same period last year, due to higher prices for required purchases from qualifying facilities. Purchased-power expense decreased for the twelve months ended March 31, 1999, compared to the prior-year period, due to a decrease in contract purchases as a result of electric utility restructuring. SCE is required under federal law to purchase power from certain qualifying facilities even though energy prices under these contracts are generally higher than other sources. For the twelve months ended March 31, 1999, SCE paid about $1.5 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. The CPUC has mandated the prices for these contracts.

Provisions for regulatory adjustment clauses increased for both the three and twelve months ended March 31, 1999, compared to the year-earlier periods. The quarterly increase primarily reflects overcollections related to the difference between generation-related revenue and generation-related costs. These overcollections were almost completely offset by undercollections related to the rate-making treatment of the rate reduction notes and the administration of public-purpose funds. This rate-making treatment has allowed for the deferral of the recovery of a portion of the transition-related costs, from a four-year period to a 10-year period. The twelve-months-ended increase reflects overcollections resulting from the gain on sales of the gas- and oil-fueled generation plants during 1998 and other transition costs, as well as overcollections related to the administration of public-purpose funds. This increase was partially offset by the rate-making treatment of the rate reduction notes, discussed above.

Other operating expenses increased 41% and 26%, respectively, for the three and twelve months ended March 31, 1999, primarily due to must-run reliability services, direct access activities, and PX and independent system operator (ISO) costs incurred by SCE. The twelve-months-ended increase also reflects storm damage expense resulting from the harsh winter in 1998.

Maintenance expense decreased 13% for the three months ended March 31, 1999, compared to the same period in 1998, mainly due to lower expenses incurred at distribution facilities.

Depreciation, decommissioning and amortization expense increased 18% for the twelve months ended March 31, 1999, compared to the prior-year period, primarily due to the further acceleration of recovery of San Onofre Units 2 and 3 and the Palo Verde Nuclear Generating Station units, accelerated recovery of the gas- and oil-fueled generation plants (before their sale during 1998), and the amortization of the loss on plant sales. The amortization of the loss on plant sales, as well as the accelerated recoveries implemented in 1998 are part of the competition transition charge (CTC) mechanism.

Income taxes decreased for both the three and twelve months ended March 31, 1999, compared to the same periods in 1998, primarily due to lower pre-tax income, as well as additional amortization related to the CTC mechanism.

Net loss (gain) on sale of utility plant increased for both the three and twelve months ended March 31, 1999, compared to the year-earlier periods. The quarterly increase is mainly due to the loss on sale of one plant during first quarter 1998. The twelve-months-ended increase is primarily due to the gain on sales of the remaining gas- and oil-fueled plants in 1998. Gains were used to reduce stranded costs. Losses will be recovered from customers over the transition period.

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

Interest and dividend income decreased 23% for the three months ended March 31, 1999, reflecting lower investment balances during the first quarter of 1999, as well as slightly lower interest rates. Interest and dividend income increased 12% for the twelve months ended March 31, 1999, as a result of higher investment balances during the period and increases in interest earned on higher balancing account undercollections.

Other nonoperating income increased for both the three and twelve months ended March 31, 1999, when compared to the prior-year periods, primarily due to the gains on sales of equity investments. The twelve-month-ended increase is also due to 1997 accruals for regulatory matters.

Interest Expense

Interest and amortization on long-term debt decreased 21% for the quarter ended March 31, 1999, compared to the same period in 1998, mainly due to an adjustment of accrued interest in 1998 related to the rate reduction notes issued in December 1997, and the maturity of $320 million of debt in the second half of 1998. Interest on the rate reduction notes was $35 million and $146 million, respectively, for the three and twelve months ended March 31, 1999, compared to $38 million and $47 million for the same periods in 1998.

Other interest expense increased for the three months ended March 31, 1999, compared to the same periods in 1998, mostly due to higher short-term debt levels arising from an additional dividend payment to Edison International during the first quarter of 1999. Other interest expense decreased for the twelve months ended March 31, 1999, compared to the year-earlier period, primarily due to lower overall short-term debt balances, particularly short-term debt used to finance fuel inventories. These fuel inventories are no longer needed because of the divestiture of the gas- and oil-fueled plants in 1998.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's board of directors has authorized the repurchase of up to $2.8 billion (increased from $2.3 billion in July 1998) of its outstanding shares of common stock. Edison International repurchased approximately 101 million shares ($2.4 billion) between January 1995 and March 31, 1999, funded by dividends from its subsidiaries and the issuance of rate reduction notes.

For the first quarter of 1999, SCE's cash flow coverage of dividends decreased to 2.2 times from 4.0 times for the year-earlier period. The quarterly decrease is primarily due to a $75 million special dividend SCE paid to Edison International in January 1999 for common stock repurchases. For the twelve months ended March 31, 1999, the cash flow coverage of dividends decreased to
0.8 times from 0.9 times for the same period in 1998.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $383 million and $985 million, respectively, for the three and twelve months ended March 31, 1999, compared with $407 million and $1.6 billion for the same periods in 1998. Cash from operations exceed capital requirements for all periods presented.

Cash Flows from Financing Activities

At March 31, 1999, SCE had available lines of $1.3 billion, with $800 million for general purpose, short-term debt and $500 million for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates and expire in 2002.

Short-term debt is used to finance fuel inventories and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and trust indenture. As of March 31, 1999, SCE could issue approximately $12.6 billion of additional first and refunding mortgage bonds and $3.8 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 1999, SCE had the capacity to pay $700 million in additional dividends and continue to maintain its authorized capital structure.

In December 1997, SCE Funding LLC, a special purpose entity, of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC, and consists generally of the right to be paid a specified amount from a non-bypassable tariff levied on residential and small commercial customers. In spite of the legal sale of the transition property by SCE to SCE Funding LLC, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold to SCE Funding LLC, and the liabilities of SCE Funding LLC for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheet of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

The outstanding rate reduction notes have maturities ranging from one to nine years, and bear interest at rates ranging from 6.14% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of SCE Funding LLC, and there is no recourse to SCE or Edison International.

Although SCE Funding LLC is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, SCE Funding LLC is legally separate from SCE, the assets of the SCE Funding LLC are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, proceeds from the sale of plant (see discussion in Regulatory Environment below) and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license through charges to depreciation expense. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($1.9 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts, which currently receive SCE contributions of approximately $100 million per year. However, SCE has requested the CPUC to authorize a reduction in the annual contributions to the decommissioning trusts beginning in 2000. The plan to begin decommissioning San Onofre Unit 1 in 2000, which is pending CPUC approval, is not expected to affect SCE's annual contributions to the decommissioning trusts.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in energy prices and interest rates. SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

As a result of the rate freeze established in the restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been reasonable, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap of $250/MW on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap of $250/MWh on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. During the upcoming year, the ISO will be considering raising these price caps, which could increase the risk of high market prices. SCE has entered into hedges against high natural gas prices, since increases in natural gas prices tend to raise the price of electricity purchased from the PX. SCE has also applied to the CPUC for approval to participate in forward purchases through a PX forward market. Furthermore, SCE has requested permission from the CPUC to begin a pilot demand responsiveness program that would allow customers to be paid to curtail their load during times of very high prices. SCE is seeking approval for these high price mitigation measures prior to mid-1999.

A 10% increase in market interest rates would result in a $7 million increase in the fair value of SCE's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $7 million decline in the fair market value of interest rate hedge agreements. A 10% increase in natural gas prices would result in a $16 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in an $11 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are: 1999-- $916 million; 2000-- $808 million; 2001-- $709 million; 2002-- $671 million; and
2003-- $623 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following March 31, 1999, are: 2000 -- $716 million; 2001 -- $448 million; 2002 -- $446 million; 2003 -- $446 million; and 2004 -- $371 million.

Preferred stock redemption requirements for the five twelve-month periods following March 31, 1999, are: 2000 through 2002-- zero; 2003-- $109 million; and 2004-- $9 million.

Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing as a result of a 1995 CPUC decision on restructuring and state legislation enacted in 1996. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with utility-owned generation-related assets. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998--2001 transition period. In addition, the Statute mandated the implementation of the CTC (see detailed discussion below) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring. The new market structure began on April 1, 1998.

Revenue and Cost-Recovery Mechanisms

In 1999, revenue is being determined by various mechanisms depending on the utility operation. Revenue related to distribution operations is being determined through a performance-based rate-making mechanism (PBR) and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. The distribution-only PBR will extend through December 2001. Transmission revenue is being determined through FERC-authorized rates and transmission assets earn a 9.43% return. These rates are subject to refund. Key elements of PBR include: transmission and distribution (T&D) rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from T&D operations.

SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion (which reflects the 1998 sale of SCE's gas- and oil-fueled generation plants) from costs pertaining to certain generating assets and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units , and certain other costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

Revenue from generation-related operations is being determined through the competitive market and the CTC mechanism, which now includes the nuclear rate-making agreements. Revenue related to fossil and hydroelectric generation operations is recovered from two sources. The portion that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market. In 1999, fossil and hydroelectric generation assets will earn a 7.22% return.

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

The CPUC is considering unbundling SCE's cost of capital by authorizing separate rates of return for generation, transmission, and distribution operations. In May 1998, SCE filed an application on this issue and hearings were completed in October 1998. On April 22, 1999, a proposed decision, which would reduce SCE's return on common equity to 10.6% from its current rate of 11.6%, and an alternate decision, which would keep the rate at 11.6%, were issued. If the 10.6% rate is adopted, it would have an approximately $25 million negative impact on 1999 earnings. A final CPUC decision is expected in May.

Restructuring Implementation Costs

The ISO assumed operational control of the transmission system after the ISO and PX had begun accepting bids and schedules for electricity purchases on March 31, 1998. The restructuring implementation costs related to the start-up and development of the PX, which are paid by the utilities, were to be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period. In May 1998, SCE filed an application with the CPUC to identify the categories of such costs (including costs related to the implementation of direct access) and to establish the reasonableness of those costs incurred in 1997. The CPUC split the application into two phases.

Two proposed decisions on Phase 1, which addressed the eligibility of the implementation costs, were issued on March 11, 1999. Both of these proposed decisions reject SCE's request for a determination of eligibility for several major categories of such costs. These proposed decisions further state that even for the cost categories they approve for eligibility, costs incurred in those categories after December 31, 1998, would not be eligible. Instead, these proposed decisions would have SCE recover many of the costs identified in its application from market revenue, although the decisions fail to identify the market and no specific mechanism or authority to recover such costs from any market has yet been established. SCE disagrees with much of the conclusions reached in these proposed decisions and has filed comments to that effect with the CPUC. A final CPUC decision is expected later this year. Under both of the proposed decisions, the reasonableness of 1997 and 1998 expenditures for eligible restructuring costs would be addressed in a separate application later this year.

Accounting for Generation-Related Assets

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

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.7 billion, after tax, at March 31, 1999) as a one-time, non-cash charge against earnings. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

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

SCE's recorded estimated minimum liability to remediate its 49 identified sites is $169 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 41% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $285 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $87 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $137 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $4 million to $10 million. Recorded costs for the twelve-month period ended March 31, 1999, were $9 million.

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

During Unit 3's refueling outage, which was completed in July 1997, inspections of structural supports for steam generator tubes identified several areas where the thickness of the supports had been reduced, apparently by erosion during normal plant operation. A follow-up mid-cycle inspection indicated that the erosion had been stabilized. Additional monitoring inspections were performed during the scheduled refueling outage in April 1999. These inspections also indicated the erosion has stabilized. A complete inspection of the steam generator tubes was conducted. Results obtained were within expectations. To date, 5.4% of Unit 3's tubes have been removed from service.

During Unit 2's February 1998 mid-cycle outage, similar tube supports showed no significant levels of such erosion.

New Accounting Rules

In June 1997, a new accounting standard for reporting operating segment information was issued. The new standard, which became effective for financial reports issued after December 15, 1998, requires that operating segment information be disclosed in the Notes to the Consolidated Financial Statements. Since, in management's view, SCE currently operates as one segment, this standard did not to affect SCE's consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

SCE has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort, working with SCE and its departments. SCE divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing and implementation. SCE's objective for the Year 2000 readiness of critical systems is to be 100% complete by July 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. SCE was 80% complete at year-end 1998 (the goal was 75%) and is on track to meets its July 1999 goal. A system, application or physical asset is deemed to be Year 2000-ready if it is determined by SCE to be suitable for continued use through 2028 (or through the last year of the anticipated life of the asset, whichever occurs first), even though it may not be fully Year 2000-compliant. A system, application, or physical asset is Year 2000-compliant if it accurately processes date/time data.

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

Year 2000-readiness preparations for SCE's mainframe financial systems were completed in the fourth quarter of 1997, and preparations for SCE's material management system were completed in the second quarter of 1998. SCE's customer information and billing system is being replaced by a new Customer Service System designed and constructed to be Year 2000-ready. SCE's distributed computing assets include operations and business information systems. SCE's critical operations information systems include outage management, power management, and plant monitoring and access retrieval systems. SCE's critical business information systems include a data acquisition system for billing, the computer call center support system, credit support and maintenance management.

Ongoing   efforts  in  1999  will   continue  to  focus  on   guarding   against
reintroduction of components that are not Year 2000-ready into Year 2000-ready systems.

The other essential component of the Year 2000 program is to identify and assess vendor products and business partners for Year 2000 readiness, as these external parties may have the potential to impact SCE's Year 2000 readiness. SCE has implemented a process to identify and contact vendors and business partners to determine their Year 2000 status. Evaluation of responses and other follow-up activities are continuing. SCE's general policy requires that all newly purchased products and services be Year 2000-ready or otherwise designed to allow SCE to determine whether such products and services present Year 2000 issues. SCE is also working to address Year 2000 issues related to all ISO and PX interfaces, as well as joint ownership facilities. SCE exchanges Year 2000-readiness information (including, but not limited to, test results and related data) with certain of its affiliates and other external parties as part of its Year 2000-readiness efforts.

SCE's current estimate of the cost of these modifications, including the cost of new hardware and software application modification, is $72 million, about 40% of which is expected to be capital costs. SCE's Year 2000 costs expended through March 31, 1999, were $44 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for utility-related modifications.

Although SCE expects that its critical facilities, systems, information technology infrastructure and physical assets will be fully Year 2000-ready prior to year-end 1999, there can be no assurance that the facilities, systems, infrastructure and physical assets of other companies on which the systems and operations of SCE rely will be converted on a timely basis. SCE believes that prudent business practices call for development of contingency plans. These plans include provisions for monitoring, validating and managing the continued performance of SCE Year 2000-sensitive systems and assets during critical transition periods, development of work-arounds and expedited fix-on-failure strategies. Where appropriate, contingency plans include scheduling of key personnel, identification of alternate suppliers, and securing adequate on-site supplies of critical materials.

SCE has implemented a Year 2000 contingency planning process as a part of its Year 2000 Remediation Program. Each SCE department is required to assess the Year 2000 risks, including both internal and external risks and dependencies, associated with critical systems and assets, that are date aware or date sensitive. This includes assessment of Year 2000 risks for all indispensable or critical business processes and key facilities.

Where appropriate, the plans utilize or supplement the existing Corporate Emergency Response and Recovery Plan, and Information Technology disaster recovery plan, for identified Year 2000-related events. The SCE Year 2000 contingency plans are being developed to coordinate and interface with the California ISO and the PX and to satisfy Western System Coordinating Council
(WSCC) and North America Electric Reliability Council (NERC) recommendations and Nuclear Energy Institute guidelines. SCE is working with these industry groups, as well as the Electric Power Research Institute, in the development of contingency plans. These plans are in the final stages of completion and are expected to be ready by June 30, 1999. SCE will be reporting on its contingency plans to the CPUC by July 1, 1999. Contingency plans will be used in conducting SCE and electric industry drills throughout the rest of 1999. However, it is expected that contingency plans will continue to be revised and enhanced as 2000 approaches.

Although the SCE Year 2000 contingency plans are being developed using risk-based methods, the plans are being evaluated against the NERC/WSCC suggested "More Probable" and "Credible Worst Case Scenarios." SCE believes that the most likely worst case scenario would be small, localized interruptions of service which would be restored in a timeframe that is within normal service levels.

SCE does not expect the Year 2000 Issue to have a material adverse effect on its results of operation or financial position; however, if not effectively remediated, and despite the adoption of contingency plans, negative effects from Year 2000 issues, including those related to internal systems, vendors, business partners, the ISO, the PX or customers, could cause results to differ.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

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

The Coso parties subsequently filed second and third amended cross-complaints. The third amended cross-complaint names SCE, the Mission parties and Edison International. As against SCE, the third amended cross-complaint purports to state causes of action for declaratory relief, breach of the covenant of good faith and fair dealing; inducing breach of agreements between the Coso parties and their former employees; breach of an earlier settlement agreement between the Mission parties and the Coso parties; slander and disparagement, injunctive relief and restitution for unfair business practices; anticipatory breach of the contracts; and violations of Public Utilities Code ss.ss. 453, 702 and 2106. As against the Mission parties, the third amended cross-complaint seeks damages for breach of warranty of authority with respect to the settlement agreement, and for equitable indemnity. The Coso parties voluntarily dismissed Edison International from the third amended cross-complaint on December 4, 1998. As against SCE, the third amended cross-complaint seeks restitution, compensatory damages in excess of $115 million, punitive damages in an amount not less than $400 million, interest, attorney's fees, declaratory relief, and injunctive relief.

On September 21, 1998, SCE filed an answer to the third amended cross-complaint generally denying the allegations contained therein and asserting affirmative defenses. In addition, SCE filed a cross-complaint for reformation of the contracts alleging that if they are not susceptible to SCE's interpretation, they should be reformed to reflect the parties' true intention. SCE subsequently voluntarily filed a first amended cross-complaint. The Coso defendants demurred to SCE's first amended cross-complaint and, in January 1999, their demurrer was sustained with leave to amend. On February 26, 1999, SCE filed a second amended cross-complaint for reformation.

Following various pre-trial motions filed by the Mission parties and Edison International, the Coso Parties purported to file a fourth amended cross-complaint on December 23, 1998, against the Mission Parties only. The Mission Parties' demurrer to and motion to strike directed to the fourth amended cross-complaint was heard and taken under submission on March 10, 1999.

On December 15, 1998, the Court granted the Coso parties leave to file a second amended complaint in the separately filed (now consolidated) action. The second amended complaint, which names SCE and Edison International, alleges that SCE engaged in anti-competitive conduct, false advertising, and conduct proscribed by Public Utilities Code ss. 2106, and seeks injunctive relief, restitution, and punitive damages. On January 20, 1999, SCE filed three motions to strike several portions of the second amended complaint on the grounds, among others, that the CPUC or FERC have either exclusive or primary jurisdiction over the matters asserted therein, and that SCE's alleged conduct was in furtherance of constitutionally protected rights of free speech and petition and therefore not actionable. These matters were heard on February 22, 1999, and taken under submission at that time. Edison International also filed a demurrer and motion to strike the second amended complaint. The Court denied the motion to strike and overruled the demurrer on March 22, 1999.

On April 1, 1999, the Court signed a stipulation and order submitted by the parties staying all proceedings to allow the parties to engage in settlement discussions. The stay is in effect for a period of 60 days through and including May 30, 1999, subject to the right of any party to terminate the stay on or after April 29, 1999. As a result of the stay, all discovery has been suspended. Furthermore, during the period of the stay, the Court will not issue orders or rulings on matters taken under submission.

The Court has set a trial date of March 1, 2000, but, in light of the stay currently in effect, has reserved jurisdiction to advance or to continue the trial date. The materiality of net final judgments against SCE in these actions would be largely dependent on the extent to which any damages or additional payments which might result therefrom are recoverable through rates.

                      San Onofre Personal Injury Litigation

SCE is actively involved in three lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre. On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering and the Institute of Nuclear Power Operations as defendants. All trial court proceedings were stayed pending ruling of the Ninth Circuit Court of Appeal, on an appeal of a lower court's judgment in favor of SCE in two earlier cases raising similar allegations. On May 28, 1998, the Court of Appeal affirmed these judgments. Pursuant to an agreement of the parties as described below, all proceedings in this matter have been stayed.

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

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. On August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice, leaving only the son as plaintiff. Pursuant to an agreement of the parties as described below, all proceedings in this matter have been stayed.

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

In March of 1999, SCE reached an agreement with the plaintiffs in both of the above cases currently pending at the U.S. District Court level to stay all proceedings including trial, pending the results of the case currently before the Ninth Circuit Court of Appeal. The parties agreed that if the plaintiffs/petitioners do not receive a favorable determination on appeal then the two cases at the District Court level will be dismissed. If, however, the plaintiffs/petitioners receive a favorable determination on appeal, then the two District Court cases will be set for trial. On March 23, 1999, the District Court approved the parties' stay agreement in both these cases.

SCE was previously involved, along with other defendants, in two earlier cases raising allegations similar to those described above. Although as indicated above SCE was successful in removing itself from those actions, and is no longer actively involved in them, the impact on SCE, if any, from further proceedings in these cases against the remaining defendants can not be determined at this time.

               Mohave Generating Station Environmental Litigation

On February 19, 1997, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE and the other three co-owners of Mohave Generating Station. The lawsuit alleges that Mohave has been violating various provisions of the Clean Air Act (CAA), the Nevada state implementation plan, certain EPA orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the CAA, the maximum civil penalty obtainable is $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint pending the court's ruling on a motion to dismiss filed by the defendants. The plaintiffs filed an opposition to the defendants' motion to dismiss as well as a separate motion for partial summary judgment on May 8, 1998. The initial ruling by the court on the motions was (prior to the stay of proceedings described below) expected in early 1999.

On June 4, 1998, the plaintiffs served SCE and its co-owners with a 60-day supplemental notice of intent to sue. This supplemental notice identified additional causes of action as well as an additional plaintiff (National Parks and Conservation Association) to be added to the proceedings. On November 12, 1998, the court bifurcated the liability and damage phases of the case.

On December 8, 1998, defendants filed a supplemental memorandum in support of defendants' opposition to plaintiffs' motion for partial summary judgment. On February 4, 1999, plaintiffs filed their first amended complaint to add the National Parks and Conservation Association as a plaintiff in the action. On March 10, 1999, defendants filed a motion for partial summary judgment. On March 11, 1999, plaintiffs filed a motion for partial summary judgment to establish emission limit violations as alleged in certain of the causes of action in their first amended complaint.

On March 8, 1999, the parties filed a stipulated request for a 60-day stay which was granted and ordered, by the court on March 9, 1999. Settlement discussions are ongoing.

Item 4.  Submission of Matters to a Vote of Security Holders

Bylaw Amendment to Reduce Maximum and Minimum Board Size

At SCE's Annual Meeting of Shareholders on April 15, 1999 ("Annual Meeting"), shareholders approved a Bylaw Amendment to reduce the maximum and minimum Board size. The number of affirmative and negative votes, abstentions and broker non-votes with respect to the Bylaw Amendment were as follows:

                                                                                                      Broker
                                           Affirmative          Negative          Abstentions        Non-votes
                                           -----------          --------          -----------        ---------

Common Stock                                434,888,104                 0                   0            0
Cum. Preferred Stock                          6,349,314           109,650             142,398            0
$100 Cum. Pref. Stock                           244,600                 0                   0            0

Election of Directors

At SCE's Annual Meeting, shareholders also elected fourteen nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

                                                   Number of Votes
-------------------------------------------------------------------------------
             Name                          For                      Withheld
----------------------------------------------------------------------------

      John E. Bryson                   441,633,062                   101,004
      Winston H. Chen                  441,644,330                    89,736
`     Warren Christopher               441,579,224                   154,842
      Stephen E. Frank                 441,651,530                    82,536
      Joan C. Hanley                   441,634,826                    99,240
      Carl F. Huntsinger               441,644,126                    89,940
      Charles D. Miller                441,643,910                    90,156
      Luis G. Nogales                  441,631,580                   102,486
      Ronald L. Olson                  441,646,130                    87,936
      James M. Rosser                  441,636,098                    97,968
      Robert H. Smith                  441,647,186                    86,880
      Thomas C. Sutton                 441,647,636                    86,430
      Daniel M. Tellep                 441,644,432                    89,634
      Edward Zapanta                   441,639,260                    94,806

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     3.1 Certificate of Amendment and Restated Articles of Incorporation of SCE effective June 1, 1993 (File No. 1-2313, Form 10-K for the year ended December 31, 1993)*

     3.2 Certificate of Correction of Restated Articles of Incorporation of SCE dated June 23, 1997 (File No. 1-2313, Form 10-Q for the quarter ended September 30, 1997)*

     3.3 Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on April 15, 1999

     10.  Form  of  Agreement  for  1999   Employee   Awards  under  the  Equity
          Compensation Plan

     23.  Consent of Independent Public Accountants

     27.  Financial Data Schedule

(b)      Reports on Form 8-K:

         March 31, 1999    Item 5: Other Events:   $300 million note financing*

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



                       SOUTHERN CALIFORNIA EDISON COMPANY
                                  (Registrant)



                       By       THOMAS M. NOONAN
                           ----------------------------------
                                THOMAS M. NOONAN
                                Vice President and Controller



                      By       KENNETH S. STEWART
                          -----------------------------------
                               KENNETH S. STEWART
                               Assistant General Counsel and
                               Assistant Secretary

May 13, 1999