Form 10-Q
period 1999-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 1999-08-12
CIK 92103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                      June 30, 1999
                               -----------------------------------------------
                                              OR


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _____________________

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

             Class                       Outstanding at August 9, 1999
------------------------------------------------------------------------------
  Common Stock, no par value                      434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                        Page
                                                                         No.
                                                                        ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

            Report of Independent Public Accountants                      1

            Consolidated Statements of Income -- Three, Six and
               Twelve Months Ended June 30, 1999, and 1998                2

            Consolidated Statements of Comprehensive Income --
               Three, Six and Twelve Months Ended June 30, 1999,
               and 1998                                                   2

            Consolidated Balance Sheets -- June 30, 1999,
               December 31, 1998, and June 30, 1998                       3

            Consolidated Statements of Cash Flows --
               Three, Six and Twelve Months Ended
               June 30, 1999, and 1998                                    5

            Notes to Consolidated Financial Statements                    6

   Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition               27

Part II. Other Information:

         Item 1.  Legal Proceedings                                      37

         Item 6.  Exhibits and Reports on Form 8-K                       40

PART I FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE) and its subsidiaries as of June 30, 1999, December 31, 1998, and June 30, 1998, and the related consolidated statements of income, comprehensive income and cash flows for each of the three-, six- and twelve-month periods ended June 30, 1999, and 1998. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of June 30, 1999, December 31, 1998, and June 30, 1998, and the results of their operations and their cash flows for each of the three-, six- and twelve-month periods ended June 30, 1999, and 1998, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP



Los Angeles, California
August 3, 1999

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                            3 Months Ended            6 Months Ended             12 Months Ended
                                               June 30,                  June 30,                   June 30,
-----------------------------------------------------------------------------------------------------------------------

                                          1999          1998         1999         1998         1999          1998
-----------------------------------------------------------------------------------------------------------------------

Operating revenue                     $1,720,831    $1,618,782   $3,397,535    3,241,473     $7,655,582   $7,655,424
-----------------------------------------------------------------------------------------------------------------------

Fuel                                      45,122        59,184      105,430      177,868      251,278        768,534
Purchased power--contracts               422,754       525,355    1,032,660    1,101,862    2,556,698      2,739,529
Purchased power-- power exchange-- net    97,143        40,099      214,100       40,099     810,343          40,099
Provisions for regulatory
   adjustment clauses-- net              (81,718)      462,176     (360,748)     158,363     (991,629)      (160,549)
Other operating expenses                 446,019       400,055      850,297      687,629    1,643,312      1,368,546
Maintenance                              106,149        98,492      195,017      200,362      405,222        393,330
Depreciation, decommissioning
     and amortization                    377,018       375,919      763,295      758,898    1,550,133      1,381,705
Income taxes                              82,199        99,158      162,740      224,762      383,620        577,913
Property and other taxes                  29,186        31,246       67,471       70,763      125,112        129,582
Net loss (gain) on sale of utility plant    (724)     (684,838)     (2,925)     (619,038)      73,502       (620,052)
-----------------------------------------------------------------------------------------------------------------------

Total operating expenses               1,523,148     1,406,846    3,027,337    2,801,568    6,807,591      6,618,637
-----------------------------------------------------------------------------------------------------------------------

Operating income                         197,683       211,936      370,198      439,905      847,991      1,036,787
-----------------------------------------------------------------------------------------------------------------------

Provision for rate phase-in plan              --            --           --           --           --        (25,796)
Allowance for equity funds
   used during construction                3,056         2,908        5,892        5,690       12,028          9,440
Interest and dividend income              16,664        15,411       30,811       33,723       63,813         62,200
Other nonoperating income
   (deductions)--net                      10,672        (4,310)      23,388       (7,900)      26,904        (41,434)
-----------------------------------------------------------------------------------------------------------------------

Total other income (deductions)-- net     30,392        14,009       60,091       31,513      102,745          4,410
-----------------------------------------------------------------------------------------------------------------------

Income before interest expense           228,075       225,945      430,289      471,418      950,736      1,041,197
-----------------------------------------------------------------------------------------------------------------------

Interest and amortization
   on long-term debt                      99,819        91,511      198,460      215,868      404,451        379,716
Other interest expense                    19,334        16,090       43,470       34,109       73,585         89,414
Allowance for borrowed funds used
   during construction                    (2,652)       (1,979)      (5,113)      (3,871)      (9,288)        (8,388)
Capitalized interest                        (272)         (125)      (1,068)        (282)      (2,080)          (626)
-----------------------------------------------------------------------------------------------------------------------

Total interest expense--net              116,229       105,497      235,749      245,824      466,668        460,116
-----------------------------------------------------------------------------------------------------------------------

Net income                               111,846       120,448      194,540      225,594      484,068        581,081
Dividends on preferred stock               5,609         6,648       11,808       13,407       23,032         26,925
-----------------------------------------------------------------------------------------------------------------------

Earnings available for common stock    $ 106,237     $ 113,800    $ 182,732     $212,187     $461,036      $ 554,156
-----------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands

                                              3 Months Ended          6 Months Ended             12 Months Ended
                                                 June 30,                June 30,                   June 30,
------------------------------------------------------------------------------------------------------------------------------
                                          1999           1998         1999         1998        1999          1998
------------------------------------------------------------------------------------------------------------------------------
Net income                             $ 111,846     $ 120,448    $ 194,540     $225,594     $484,068      $ 581,081
Unrealized gain (loss) on
   securities--net                        (1,002)        1,332       (7,217)      12,442      (10,384)        12,635
Reclassification adjustment for gains
   included in net income                (14,874)           --      (32,245)          --      (50,081)            --
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                   $  95,970     $ 121,780    $ 155,078     $238,036     $423,603      $ 593,716
------------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                 June 30,          December 31,         June 30,
                                                                   1999                1998               1998
-------------------------------------------------------------------------------------------------------------------

ASSETS

Utility plant, at original cost:
  Transmission and distribution                                $11,975,779        $11,771,678       $11,454,066
  Generation                                                     1,705,009          1,689,469         2,021,636
Accumulated provision for depreciation
  and decommissioning                                           (7,175,966)        (6,896,479)       (6,862,735)
Construction work in progress                                      654,516            516,664           567,235
Nuclear fuel, at amortized cost                                    163,281            172,250           133,070
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                              7,322,619          7,253,582         7,313,272
-------------------------------------------------------------------------------------------------------------------

Nonutility property -- less accumulated
   provision for depreciation of $8,307, $25,682
   and $24,990 at respective dates                                  73,225             56,681            66,251
Nuclear decommissioning trusts                                   2,357,155          2,239,929         2,056,275
Other investments                                                  124,375            179,480           237,627
-------------------------------------------------------------------------------------------------------------------

Total other property and investments                             2,554,755          2,476,090         2,360,153
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents                                                72,439             81,500           830,942
Receivables, including unbilled revenue, less
   allowances of $23,266, $22,230 and $20,754
   for uncollectible accounts at respective dates                1,062,376          1,112,630         1,030,792
Fuel inventory                                                      52,963             51,299            50,965
Materials and supplies, at average cost                            116,191            116,259           116,678
Accumulated deferred income taxes-- net                             92,795            274,833           313,360
Regulatory balancing accounts-- net                              1,103,765            648,781            50,234
Prepayments and other current assets                                17,470             91,992            15,140
-------------------------------------------------------------------------------------------------------------------

Total current assets                                             2,517,999          2,377,294         2,408,111
-------------------------------------------------------------------------------------------------------------------

Unamortized nuclear investment-- net                             1,763,390          2,161,998         2,561,325
Income tax-related deferred charges                              1,440,617          1,463,256         1,559,336
Unamortized debt issuance and reacquisition expense                343,126            348,816           362,125
Other deferred charges                                           1,032,117            865,892           816,595
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                           4,579,250          4,839,962         5,299,381
-------------------------------------------------------------------------------------------------------------------

Total assets                                                   $16,974,623        $16,946,928       $17,380,917
-------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                 June 30,          December 31,         June 30,
                                                                   1999                1998               1998
-------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares
      outstanding at each date)                             $   2,168,054       $   2,168,054    $   2,168,054
   Additional paid-in capital                                     334,031             334,031          334,032
   Accumulated other comprehensive income                               -              39,462           60,465
   Retained earnings                                              694,161             793,625        1,078,982
-------------------------------------------------------------------------------------------------------------------

                                                                3,196,246           3,335,172        3,641,533
-------------------------------------------------------------------------------------------------------------------

Preferred stock:
   Not subject to mandatory redemption                            128,755             128,755          128,755
   Subject to mandatory redemption                                255,700             255,700          256,700
Long-term debt                                                  5,297,014           5,446,638        5,540,461
-------------------------------------------------------------------------------------------------------------------

Total capitalization                                            8,877,715           9,166,265        9,567,449
-------------------------------------------------------------------------------------------------------------------

Other long-term liabilities                                       742,298             467,109          495,703
-------------------------------------------------------------------------------------------------------------------

Current portion of long-term debt                                 569,229             400,810          610,332
Short-term debt                                                   407,115             469,565          121,555
Accounts payable                                                  385,763             447,484          396,363
Accrued taxes                                                     698,505             678,955          895,472
Accrued interest                                                  115,456              89,828           94,448
Dividends payable                                                  94,347              91,742           92,893
Deferred unbilled revenue and other current liabilities         1,159,488           1,096,332        1,049,308
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                       3,429,903           3,274,716        3,260,371
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes-- net                         2,877,011           2,993,142        2,956,964
Accumulated deferred investment tax credits                       228,586             250,116          308,380
Customer advances and other deferred credits                      818,785             795,266          790,980
-------------------------------------------------------------------------------------------------------------------

Total deferred credits                                          3,924,382           4,038,524        4,056,324
-------------------------------------------------------------------------------------------------------------------

Minority interest                                                     325                 314            1,070
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2, 8, 9 and 10)

Total capitalization and liabilities                          $16,974,623         $16,946,928      $17,380,917
===================================================================================================================


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                              3 Months Ended              6 Months Ended             12 Months Ended
                                                 June 30,                    June 30,                   June 30,
------------------------------------------------------------------------------------------------------------------------
                                             1999         1998         1999         1998           1999          1998
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                 $111,846    $120,448     $194,540     $225,594        $484,068    $581,081
Adjustments for non-cash items:
   Depreciation, decommissioning and
       amortization                         377,018     375,919      763,295      758,898       1,550,133   1,381,705
   Other amortization                        22,506      24,376       43,124       37,532          94,915      86,914
   Deferred income taxes and
     investment tax credits                 (15,549)   (308,917)      67,016     (207,025)        179,537    (135,627)
   Other long-term liabilities               28,788       1,333       81,311       16,066          52,717     (10,363)
   Regulatory asset related to sale of
     oil & gas plant                             --      (9,950)         241     (107,991)       (112,000)   (107,991)
   Net loss (gain) on sale of oil & gas plant    14    (702,972)      (1,110)    (640,339)         74,606    (640,339)
   Other-- net                                4,117     (14,171)     (20,202)     (15,516)          2,912    (131,437)
Changes in working capital:
   Receivables                              (14,272)   (279,473)      50,254     (124,404)        (31,584)    (48,782)
   Regulatory balancing accounts           (129,575)    444,844     (454,984)     143,077      (1,053,531)   (136,750)
   Fuel inventory, materials and supplies     2,656      17,099       (1,596)      23,396          (1,511)     47,389
   Prepayments and other current assets      37,395      39,299       74,522       77,958          (2,330)      2,138
   Accrued interest and taxes                40,091     348,291       45,178      395,244        (175,959)    242,063
   Accounts payable and other
     current liabilities                     (5,187)    226,755        1,435      107,111          99,580     289,988
------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities   459,848     282,881      843,024      689,601       1,161,553   1,419,989
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                       355,540          --      355,540           --         355,540          --
Long-term debt repaid                      (217,462)   (150,014)    (217,462)    (604,455)       (389,037) (1,320,545)
Rate reduction notes issued                      --          --           --           --              --   2,444,127
Rate reduction notes repaid                 (49,229)    (65,354)    (119,760)     (82,465)       (288,886)    (77,303)
Preferred stock redeemed                         --     (73,300)          --      (73,300)         (1,000)    (73,300)
Nuclear fuel financing-- net                   (180)    (10,248)      (9,016)     (18,871)         26,099     (31,950)
Short-term debt financing-- net            (222,082)   (223,686)     (62,450)    (200,473)        285,560     (23,689)
Capital transferred                              --          --           --           --              --     153,000
Dividends paid                             (116,890)   (451,938)    (289,015)    (553,022)       (865,804) (2,126,825)
------------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities      (250,303)   (974,540)    (342,163)  (1,532,586)       (877,528) (1,056,485)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant            (244,293)   (169,068)    (475,137)    (337,046)       (998,928)   (738,720)
Proceeds from sale of oil and gas plant          --   1,115,238           --    1,145,039          58,000   1,145,039
Funding of nuclear decommissioning trusts   (29,298)    (37,198)     (66,424)     (76,881)       (152,467)   (156,064)
Unrealized gain (loss) on securities-- net  (15,876)      1,332      (39,462)      12,442         (60,465)     12,635
Other-- net                                  30,051      (1,178)      71,101      (31,899)        111,332     (34,833)
------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by
 investing activities                      (259,416)    909,126     (509,922)     711,655      (1,042,528)    228,057
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
   and equivalents                          (49,871)    217,467       (9,061)    (131,330)       (758,503)    591,561
Cash and equivalents, beginning
   of period                                122,310     613,475       81,500      962,272         830,942     239,381
------------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period        $ 72,439    $830,942    $  72,439     $830,942        $ 72,439    $830,942
------------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest-- net of amounts capitalized      $ 49,695   $  50,859     $117,313     $125,667        $255,390    $291,503
Taxes                                           --          416           12          426         407,919     420,956


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Southern California Edison Company (SCE) is a public utility which supplies electric energy for its 4.3 million customers in central, coastal and Southern California; SCE also produces electricity. The regulatory environment in which SCE operates is changing as a result of a 1995 California Public Utilities Commission (CPUC) decision on electric utility industry restructuring and state legislation enacted in 1996.

Basis of Presentation

SCE's accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the CPUC and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and related changes in the rate-recovery of generation-related assets, SCE accounts for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general. Application of such accounting principles to SCE's generation assets, beginning in 1997, did not result in any adjustment of their carrying value; however, in the second quarter of 1998, the carrying value of SCE's nuclear investments (excluding decommissioning) was reduced by $2.6 billion, and a regulatory asset was established for the same amount.

The consolidated financial statements include SCE and its subsidiaries. Intercompany transactions have been eliminated. Certain prior-period amounts were reclassified to conform to the June 30, 1999, financial statement presentation.

Since April 1, 1998, when the new market structure began, SCE has been selling all of its generation through the power exchange (PX), as mandated by the CPUC's 1995 restructuring decision. Through the PX, SCE satisfies the electric energy needs of customers who did not choose an alternative energy provider. These transactions with the PX are reported as Purchased power - power exchange - net. Generation sales through the PX were $360 million, $642 million and $1.7 billion for the three, six and twelve months ended June 30, 1999, respectively, and $304 million for each of the same periods ended June 30, 1998. Purchases from the PX were $457 million, $856 million and $2.5 billion for the three, six and twelve months ended June 30, 1999, respectively, and $344 million for each of the same periods ended June 30, 1998.

SCE's outstanding common stock is owned entirely by its parent company, Edison International.

Cash Equivalents

Cash equivalents include tax-exempt investments and time deposits and other investments with original maturities of three months or less.

Estimates

Financial statements prepared in compliance with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to regulatory matters, decommissioning and contingencies are further discussed in Notes 2, 9 and 10 to the Consolidated Financial Statements, respectively.

Fuel Inventory

Fuel inventory is valued under the last-in, first-out method for fuel oil and natural gas, and under the first-in, first-out method for coal.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nuclear

SCE is recovering its investment in San Onofre Nuclear Generating Station Units 2 and 3 and Palo Verde Nuclear Generating Station on an accelerated basis, as authorized by the CPUC. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are recovered through an incentive pricing plan which allows SCE to receive about 4(cent) per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001.

Beginning January 1, 1998, San Onofre's incentive pricing plan and accelerated plant recovery and the Palo Verde balancing account became part of the transition cost balancing account. SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde, beginning in 2002, and from the operation of the San Onofre units in 2004. Palo Verde's existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle through 2002.

CPUC-authorized rate phase-in plans, which deferred collection of revenue for each unit at Palo Verde during the first four years of operation, ended in February 1996, September 1996 and January 1998 for Units 1, 2 and 3, respectively.

Regulation of Utility Business

SCE, which is subject to rate-regulation by the CPUC and the FERC, operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory.

Effective January 1, 1998, SCE's rates were unbundled into separate charges for energy, transmission, distribution, the non-bypassable competition transition charge (CTC), public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. This mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period (March 31, 2002), or until market valuation of the hydroelectric facilities, whichever occurs first. Revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement is credited against the costs to transition to a competitive market. Decommissioning costs are being recovered through a CPUC-authorized non-bypassable charge.

The CTC provides SCE the opportunity to recover its costs to transition to a competitive market (approximately $10.6 billion 1998 net present value). Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. A portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, has been financed by the issuance of rate reduction notes, allowing SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The notes allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. Additionally, the state legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

In accordance with accounting principles for rate-regulated enterprises, SCE records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. SCE's discontinuance of accounting principles for rate-regulated enterprises to its generation assets did not result in a write-off of its generation-related regulatory assets since the CPUC has approved recovery through the CTC.

Regulatory assets and liabilities included in the consolidated balance sheets are comprised of:

                                                            June 30,            December 31,          June 30,
     In millions                                              1999                  1998                1998
----------------------------------------------------------------------------------------------------------------
     Generation-related:
     Unamortized nuclear investment-- net                  $ 1,763               $ 2,162             $ 2,576
     Flow-through taxes                                        407                   614                 768
     Rate reduction notes-- transition cost deferral           515                   315                 209
     Unamortized loss on sale of plant                         152                   183                 101
     Purchased-power settlements                               311                   130                 138
     Environmental remediation                                  16                    16                  16
     Regulatory balancing accounts and other                   634                   354                 (33)
----------------------------------------------------------------------------------------------------------------
         Subtotal                                            3,798                 3,774               3,775
----------------------------------------------------------------------------------------------------------------
     Other:
     Flow-through taxes                                      1,034                   849                 791
     Unamortized loss of reacquired debt                       303                   308                 319
     Environmental                                             118                   125                 130
     Regulatory balancing accounts and other                    74                   110                  28
----------------------------------------------------------------------------------------------------------------

         Subtotal                                            1,529                 1,392               1,268
----------------------------------------------------------------------------------------------------------------

     Total                                                 $ 5,327               $ 5,166              $5,043
----------------------------------------------------------------------------------------------------------------

Generation-related regulatory assets and liabilities are being recovered through the CTC through March 31, 2002, except for the rate reduction notes regulatory asset which will be recovered over the terms of the rate reduction notes. The other regulatory assets and liabilities are being recovered through other components of the unbundled rates.

The unamortized nuclear investment regulatory asset was created during the second quarter of 1998. In accordance with asset impairment accounting standards, SCE reduced its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recorded a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting expected future net cash flows. This reclassification had no effect on SCE's results of operations.

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $1.8 billion, after tax, at June 30, 1999) as a one-time, non-cash charge against earnings.

Regulatory Balancing Accounts

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income tax effects on all balancing account changes are deferred.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.7%, for the three, six and twelve months ended June 30, 1999, and 3.5%, 5.5% and 5.9% for the three, six and twelve months ended June 30, 1998, respectively.

SCE's net investment in generation-related utility plant was $1.1 billion at June 30, 1999, and December 31, 1998, and $4.4 billion at June 30, 1998.

Note 2.    Regulatory Matters

FERC Transmission Rate Case

SCE filed its first FERC transmission rate case in March 1997. The filing proposed a transmission revenue requirement of $211 million. In March 1999, a proposed FERC decision was issued recommending a return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a lower revenue requirement. SCE filed briefs opposing the proposed decision in May 1999. A final FERC decision is expected late 1999. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

Recovery of Restructuring Implementation Costs

The independent system operator (ISO) assumed operational control of the transmission system after the ISO and PX began accepting bids and schedules for electricity purchases on March 31, 1998. The restructuring implementation costs related to the start-up and development of the PX, which were paid by

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the utilities, were to be recovered from all retail customers over the four-year transition period. SCE's share of the charge is $45 million, plus interest and fees. SCE's share of the ISO's start-up and development costs (approximately $16 million per year) will be paid over a 10-year period. In May 1998, SCE filed an application with the CPUC to identify the categories of such costs (including costs related to the implementation of direct access), and to establish the reasonableness of those costs incurred in 1997.

Two proposed decisions issued in March 1999 rejected SCE's request for a determination of eligibility for several major categories of such costs. In May 1999, SCE, the CPUC's Office of Ratepayer Advocates and several other parties entered into a settlement agreement that would allow SCE to recover substantially all (approximately $319 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation. The CPUC has withdrawn its earlier proposed decisions on SCE's application. On July 6, 1999, a proposed decision was issued that would approve the settlement in its entirety. A final CPUC decision on the settlement is expected in third quarter 1999.

Note 3.    Financial Instruments

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

SCE has gas call options that mitigate its exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the PX. The options cover various periods from 1998 through 2001. Additionally, SCE has been granted CPUC approval to participate in forward purchases through a PX block forward market.

SCE uses the mark-to-market accounting method for its gas call options. Gains and losses from monthly changes in market prices are recorded as income or expense. However, the costs of the options and the market price changes are included in the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings. Block forward purchases will receive the same accounting and ratemaking treatment as SCE's gas call options.

Interest rate swaps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At the balance sheet dates of June 30, 1999, December 31, 1998, and June 30, 1998, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At June 30, 1999, SCE had pledged $26 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                                June 30,               December 31,            June 30,
       In millions                                1999                     1998                  1998
--------------------------------------------------------------------------------------------------------------

                                             Cost         Fair       Cost       Fair       Cost       Fair
       Instrument                            Basis        Value      Basis      Value      Basis      Value
--------------------------------------------------------------------------------------------------------------

       Financial assets:
       Decommissioning trusts              $1,601        $2,357      $1,534    $2,240     $1,448     $2,056
       Equity investments                      --            --           7        72          9        110
       Gas call options                        34            21          39        31         44         56

       Financial liabilities:
       DOE decommissioning and
         decontamination fees             $    45       $    39      $   45   $    40    $    50    $    44
       Interest rate swap                      --            19          --        28         --         25
       Long-term debt                       5,297         5,337       5,447     5,699      5,540      5,708
       Preferred stock subject to
         mandatory redemption                 256           264         256       274        257        273
==============================================================================================================

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

Gross unrealized holding gains (losses) on financial assets were:

                                                            June 30,        December 31,        June 30,
       In millions                                            1999              1998              1998
----------------------------------------------------------------------------------------------------------

       Decommissioning trusts:
       Municipal bonds                                        $190              $196              $163
       Stocks                                                  401               365               311
       U.S. government issues                                  132               115               129
       Short-term and other                                     34                30                 5
----------------------------------------------------------------------------------------------------------

                                                               757               706               608
       Equity investments                                       --                65               101
       Gas call options                                        (13)               (8)               12
----------------------------------------------------------------------------------------------------------
       Total                                                  $744              $763              $721
==========================================================================================================

There were no unrealized holding losses on financial assets for the years presented, other than the unrealized holding loss on the gas call options at June 30, 1999, and December 31, 1998.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which as amended will be effective January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following June 30, 1999, are: 2000 -- $569 million; 2001 -- $648 million; 2002 -- $246 million; 2003 -- $572 million; and 2004 -- $247 million.

In December 1997, SCE Funding LLC, a special purpose entity, of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable rate charged to residential and small commercial customers. Despite the legal sale of the transition property by SCE to SCE Funding LLC, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold, and the liabilities of SCE Funding LLC for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheets of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities. The rate reduction notes are secured solely by the transition property and certain other assets of SCE Funding LLC, and there is no recourse to SCE or Edison International.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although SCE Funding LLC is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, SCE Funding LLC is legally separate from SCE. The assets of SCE Funding LLC are not available to creditors of SCE or Edison International and the transition property is legally not an asset of SCE or Edison International.

Long-term debt consisted of:

                                                        June 30,              December 31,          June 30,
     In millions                                          1999                    1998                1998
---------------------------------------------------------------------------------------------------------------

     First and refunding mortgage bonds:
                                                                                                                    \
         2000 - 2026 (5.625% to 7.25%)                    $1,400                  $1,550              $1,550
     Rate reduction notes:
         1999 - 2007 (6.14% to 6.42%)                      2,096                   2,217               2,385
     Pollution-control bonds:
         1999 - 2029 (5.4% to 7.2% and
         variable)                                         1,201                   1,201               1,202
     Funds held by trustees                                   (2)                     (2)                 (2)
     Debentures and notes:
       2000 - 2029 (5.875% to 8.25%)                       1,000                     700                 870
     Subordinated debentures:
       2044 (8.375%)                                         100                     100                 100
     Commercial paper for nuclear fuel                        99                     108                  73
     Long-term debt due within one year                     (569)                   (401)               (610)
     Unamortized debt discount-- net                         (28)                    (26)                (28)
---------------------------------------------------------------------------------------------------------------
     Total                                                $5,297                  $5,447              $5,540
===============================================================================================================

Short-Term Debt

SCE has lines of credit totaling $1.3 billion that can be used at negotiated or bank index rates. At June 30, 1999, $300 million was available for short-term debt and $500 million was available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories and general cash requirements. Commercial paper outstanding at June 30, 1999, December 31, 1998, and June 30, 1998, was $508 million, $581 million and $196 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.0%, 5.3% and 5.6% at June 30, 1999, December 31, 1998, and June 30, 1998, respectively.

Note 4.    Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1999, SCE had the capacity to pay $694 million in additional dividends and continue to maintain its authorized capital structure.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in SCE's common shareholder's equity were as follows:

Three months ended June 30, 1998, and 1999:

                                                                         Accumulated                       Total
                                                         Additional         Other                         Common
                                             Common        Paid-in      Comprehensive     Retained     Shareholder's
In millions                                   Stock        Capital         Income         Earnings        Equity
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                    $2,168         $  334      $   60           $1,408          $3,970
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                  120             120
Unrealized gain on securities                                                1                                1
Dividends declared on common stock                                                         (442)           (442)
Dividends declared on preferred stock                                                        (7)             (7)
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                     $2,168          $  334     $   61           $1,079          $3,642
---------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999                    $2,168          $  334     $   16           $  700          $3,218
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                  112             112
Unrealized gain on securities                                               (2)                              (2)
   Tax effect                                                                1                                1
Reclassified adjustment for gains
   included in net income                                                  (25)                             (25)
   Tax effect                                                               10                               10
Dividends declared on common stock                                                         (111)           (111)
Dividends declared on preferred stock                                                        (6)             (6)
Stock option appreciation                                                                    (1)             (1)
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                     $2,168           $  334       $ -           $  694          $3,196
---------------------------------------------------------------------------------------------------------------------

Six months ended June 30 1998, and 1999:

---------------------------------------------------------------------------------------------------------------------
Balance at December  31, 1997                $2,168           $  334       $   48        $1,408          $3,958
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                  226             226
Unrealized gain on securities                                                  20                            20
   Tax effect                                                                  (7)                           (7)
Dividends declared on common stock                                                         (538)           (538)
Dividends declared on preferred stock                                                       (13)            (13)
Stock option appreciation                                                                    (3)             (3)
Required capital stock expense and other                                                     (1)             (1)
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                    $2,168            $  334       $   61        $1,079          $3,642
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                $2,168            $  334       $   39          $794          $3,335
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                  195             195
Unrealized gain on securities                                                (10)                           (10)
   Tax effect                                                                  3                              3
Reclassified adjustment for gains included
   in net income                                                             (54)                           (54)
Tax effect                                                                    22                             22
Dividends declared on common stock                                                         (280)           (280)
Dividends declared on preferred stock                                                       (12)            (12)
Stock option appreciation                                                                    (3)             (3)
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                    $2,168            $  334         $ -           $694          $3,196
=====================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve months ended June 30, 1998, and 1999:

                                                                         Accumulated                       Total
                                                         Additional         Other                         Common
                                             Common        Paid-in      Comprehensive     Retained     Shareholder's
In millions                                   Stock        Capital         Income         Earnings        Equity
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                     $2,168       $  178          $   48         $2,554          $4,948
---------------------------------------------------------------------------------------------------------------------

Net income                                                                                  581             581
Unrealized gain on securities                                                 20                             20
     Tax effect                                                               (7)                            (7)
Dividends declared on common stock                                                       (2,022)         (2,022)
Dividends declared on preferred stock                                                       (27)            (27)
Stock option appreciation                                                                    (3)             (3)
Required capital stock expense and other                                                     (4)             (4)
Additional investment from parent company                     156                                           156
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                     $2,168        $  334         $   61         $1,079          $3,642
----------------------------------------------------------------------------------------------------------------------
Net income                                                                                  484             484
Unrealized gain on securities                                                (17)                           (17)
     Tax effect                                                                6                              6
Reclassified adjustment for gains included
     in net income                                                           (84)                           (84)
     Tax effect                                                               34                             34
Dividends declared on common stock                                                         (843)           (843)
Dividends declared on preferred stock                                                       (23)            (23)
Stock option appreciation                                                                    (3)             (3)
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                     $2,168         $  334        $  -             $694          $3,196
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

Preferred stock redemption requirements for the five twelve-month periods following June 30, 1999, are: 2000 through 2001-- zero; 2002--$105 million; 2003-- $9 million; and 2004-- $9 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                                               June 30,          December 31,          June 30,
     Dollars in millions, except per-share amounts               1999                1998                1998
------------------------------------------------------------------------------------------------------------------
                                         June 30, 1999
                                 ---------------------------
                                   Shares         Redemption
                                 Outstanding         Price
                                 ---------------------------

     Not subject to mandatory redemption:
     $25 par value:
     4.08% Series                1,000,000        $  25.50        $  25               $ 25              $  25
     4.24                        1,200,000           25.80           30                 30                 30
     4.32                        1,653,429           28.75           41                 41                 41
     4.78                        1,296,769           25.80           33                 33                 33
------------------------------------------------------------------------------------------------------------------
     Total                                                        $ 129               $129               $129
------------------------------------------------------------------------------------------------------------------

     Subject to mandatory redemption:
     $100 par value:
     6.05%                         750,000        $ 100.00        $   75              $ 75              $  75
     6.45                        1,000,000          100.00           100               100                100
     7.23                          807,000          100.00            81                81                 82
------------------------------------------------------------------------------------------------------------------
     Total                                                        $  256              $256              $ 257
------------------------------------------------------------------------------------------------------------------

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                            June 30,            December 31,             June 30,
In millions                                                   1999                  1998                   1998
----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                              $194                  $197                    $203
Unrealized gains or losses                                     402                   387                     326
Investment tax credits                                         140                   152                     156
Regulatory balancing accounts                                  122                    96                      77
Decommissioning-related                                        128                   126                     118
Unbilled revenue                                               103                   117                      48
Other                                                          321                   356                     364
----------------------------------------------------------------------------------------------------------------------
Total                                                       $1,410                $1,431                  $1,292
----------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                            $2,817                $3,005                  $3,102
Capitalized software costs                                     221                   196                     156
Regulatory balancing accounts                                  337                   162                      --
Decommissioning-related                                        300                   284                     233
Other                                                          519                   502                     445
----------------------------------------------------------------------------------------------------------------------
Total                                                       $4,194                $4,149                  $3,936
----------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                     $2,784                $2,718                  $2,644
----------------------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                                $2,877                $2,993                  $2,957
Included in current assets                                      93                   275                     313

The current and deferred components of income tax expense were:

                                                3 Months Ended            6 Months Ended         12 Months Ended
                                                   June 30,                  June 30,               June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                     1999        1998         1999        1998       1999        1998
-------------------------------------------------------------------------------------------------------------------

Current:
Federal                                          $70        $331          $64         $355      $159          $554
State                                             21          74           18           78        41           123
-------------------------------------------------------------------------------------------------------------------
                                                  91         405           82          433       200           677
-------------------------------------------------------------------------------------------------------------------
Deferred -- federal and state:
Accrued charges                                  (34)         17           15          (14)      (14)          (34)
Ad valorem lien date adjustment                   (2)         (6)           4            2        (1)            2
Amortization of regulatory assets                  9         (38)          12          (10)       86           (10)
Contributions in aid of construction              (4)         (4)          --            2        (8)           (3)
Depreciation                                     (50)        (12)         (96)         (84)     (181)         (108)
Investment and energy tax credits-- net          (11)        (12)         (22)         (16)      (80)          (26)
Regulatory balancing accounts                     92        (225)         137         (116)      430           (12)
State tax-- privilege year                        (7)        (24)          28            7        20            (8)
Unbilled revenue                                   1         (12)          14            2       (55)           15
Other                                              1           8           --           11        --            31
-------------------------------------------------------------------------------------------------------------------
                                                  (5)       (308)          92         (216)      197          (153)
Total income tax expense                         $86        $ 97         $174         $217      $397          $524
===================================================================================================================

Classification of income taxes:
Included in operating income                     $82      $   99         $163         $225      $384          $578
Included in other income                           4          (2)          11           (8)       13           (54)

The composite federal and state statutory income tax rate was 40.551% for the three, six and twelve months ended June 30, 1999, and 1998.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                                3 Months Ended            6 Months Ended         12 Months Ended
                                                   June 30,                  June 30,               June 30,
---------------------------------------------------------------------------------------------------------------------
     In millions                              1999           1998        1999         1998       1999        1998
---------------------------------------------------------------------------------------------------------------------

     Federal statutory rate                     35.0%         35.0%       35.0%        35.0%     35.0%        35.0%
     Ad valorem lien date adjustment            (0.5)         (0.6)        0.7          --       (0.5)          --
     Amortization of regulatory assets           4.0         (17.4)        3.0         (2.2)      9.5         (0.9)
     Capitalized software                       (1.7)          2.0        (1.3)        (1.0)     (0.8)        (1.0)
     Property-related and other                  1.9          19.2         6.9         12.0       2.9          9.3
     Investment and energy tax credits          (5.2)         (2.0)       (5.6)        (2.0)     (8.7)        (1.7)
     State tax-- net of federal deduction        9.9           8.2         8.2          6.7       7.5          6.6
---------------------------------------------------------------------------------------------------------------------
     Effective tax rate                         43.4%         44.4%       46.9%        48.5%     44.9%        47.3%
---------------------------------------------------------------------------------------------------------------------

Note 6. Employee Compensation and Benefit Plans

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $7 million, $12 million and $21 million for the three, six and twelve months ended June 30, 1999, respectively; and $5 million, $8 million and $15 million for the three, six and twelve months ended June 30, 1998, respectively.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                         6 Months Ended         Year Ended         6 Months Ended
                                                            June 30,           December 31,           June 30,
In millions                                                   1999                 1998                 1998
-------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of period                      $2,251            $ 2,094               $ 2,094
Service cost                                                       34                 59                    28
Interest cost                                                      76                141                    70
Plan amendments                                                   (25)                --                    --
Actuarial loss                                                     --                 90                    --
Benefits paid                                                     (66)              (133)                  (68)
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                            $2,270            $ 2,251               $ 2,124
-------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of period               $2,552            $ 2,298               $ 2,298
Actual return on plan assets                                      218                334                   287
Employer contributions                                             34                 53                    30
Benefits paid                                                     (66)              (133)                  (68)
-------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                     $2,738            $ 2,552               $ 2,547
-------------------------------------------------------------------------------------------------------------------
Funded status                                                   $ 468            $   301               $   423
Unrecognized net loss (gain)                                     (490)              (372)                 (498)
Unrecognized transition obligation (17-year amortization)          31                 33                    36
Unrecognized prior service cost                                   136                168                   174
-------------------------------------------------------------------------------------------------------------------
Recorded asset (liability)                                      $ 145            $   130               $   135
-------------------------------------------------------------------------------------------------------------------
Discount rate                                                   6.75%               6.75%                  7.0%
Rate of compensation increase                                   5.0%                5.0%                   5.0%
Expected return on plan assets                                  7.5%                7.5%                   8.0%

The components of pension expense were:

                                                3 Months Ended            6 Months Ended         12 Months Ended
                                                   June 30,                  June 30,               June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                   1999          1998       1999          1998        1999       1998
-------------------------------------------------------------------------------------------------------------------

Service cost                                 $  16         $  14      $  34         $  28       $  65      $  50
Interest cost                                   38            35         76            70         147        139
Expected return on plan assets                 (48)          (45)       (96)          (90)       (176)      (170)
Net amortization and deferral                    2             4          5             8          11         13
-------------------------------------------------------------------------------------------------------------------
Pension expense under accounting standards       8             8         19            16          47         32
Regulatory adjustment-- deferred                 5             5          7            10           8         20
-------------------------------------------------------------------------------------------------------------------
Net pension expense recognized               $  13         $  13      $  26         $  26       $  55      $  52
-------------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55 with at least 10 years of service are eligible for postretirement health and dental care, life insurance and other benefits. In 1998, SCE adopted a new accounting standard that revises the disclosure requirements for postretirement benefit plans. Prior periods have been restated.

Information on plan assets and benefit obligations is shown below:

                                                   6 Months Ended        Year Ended         6 Months Ended
                                                      June 30,          December 31,           June 30,
     In millions                                        1999                1998                 1998
-------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of period            $  1,545           $  1,533              $  1,533
Service cost                                               22                 41                    18
Interest cost                                              52                 99                    52
Actuarial loss (gain)                                      --                (74)                   --
Benefits paid                                             (30)               (54)                  (32)
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                  $  1,589           $  1,545              $  1,571
-------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of period     $  1,029           $    815              $    815
Actual return on plan assets                               38                147                    32
Employer contributions                                     50                121                    54
Benefits paid                                             (30)               (54)                  (32)
-------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period           $  1,087           $  1,029              $    869
-------------------------------------------------------------------------------------------------------------
Funded status                                        $   (502)          $   (516)             $   (702)
Unrecognized net loss                                      84                 84                   242
Unrecognized transition obligation (20-year
   amortization)                                          362                376                   389
-------------------------------------------------------------------------------------------------------------
Recorded asset (liability)                           $    (56)          $    (56)             $    (71)
-------------------------------------------------------------------------------------------------------------
Discount rate                                             6.75%             6.75%                  7.0%
Expected return on plan assets                            7.5%              7.5%                   8.0%

The components of postretirement benefits other than pension expense were:

                                                3 Months Ended            6 Months Ended       12 Months Ended
                                                   June 30,                  June 30,              June 30,
--------------------------------------------------------------------------------------------------------------
In millions                              1999          1998       1999          1998      1999         1998
--------------------------------------------------------------------------------------------------------------
Service cost                             $ 11          $  9       $ 22          $ 18      $ 45         $ 34
Interest cost                              26            26         52            52        99          101
Expected return on plan assets            (19)          (16)       (38)          (32)      (68)         (56)
Amortization of loss (gain)                --             1         --             2        (1)           2
Amortization of transition obligation       7             7         14            14        27           27
--------------------------------------------------------------------------------------------------------------

Total expense                            $ 25          $ 27       $ 50          $ 54     $ 102        $ 108
--------------------------------------------------------------------------------------------------------------

The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1999, gradually decreasing to 5.0% for 2009 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of June 30, 1999, by $268 million and annual aggregate service and interest costs by $33 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of June 30, 1999, by $214 million and annual aggregate service and interest costs by $25 million.

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

The prior program participated in the use of 8.2 million shares of common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 2.8 million shares of Edison International common stock are currently outstanding to officers and senior managers.

The new plan authorizes the annual issuance of shares equal to one percent of the issued and outstanding shares of Edison International common stock as of December 31 of the prior year. This authorization is cumulative so that to the extent shares are not needed to meet new plan requirements in any year, the excess authorized shares carry over to subsequent years until plan termination. One percent of the issued and outstanding Edison International common stock on December 31, 1998, and December 31, 1997, was 3.5 million and 3.8 million shares, respectively. Under the new plan, options on 4.0 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

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

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $2 million, $3 million and $5 million for the three, six and twelve months ended June 30, 1999, respectively, and $1 million, $2 million and $4 million for the three, six and twelve months ended June 30, 1998, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $106 million, $182 million and $460 million for the three, six and twelve months ended June 30, 1999, respectively; and $114 million, $212 million and $553 million for the three, six and twelve months ended June 30, 1998, respectively.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                      12 Months Ended
                                          June 30,
----------------------------- -------------------------- --------------------
                                      1999                       1998
----------------------------- -------------------------- --------------------
Expected life                       7 years                     7 years
Risk-free interest rate           4.7% - 5.6%                    5.6%
Expected volatility                17% - 18%                      17%
----------------------------- -------------------------- --------------------

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

The investment in each project, as included in the consolidated balance sheet as of June 30, 1999, was:

                                           Original           Accumulated
                                            Cost of        Depreciation and        Under        Ownership
In millions                                Facility          Amortization      Construction     Interest
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Transmission systems:
  Eldorado                                 $    33               $     6               $ 3          60%
  Pacific Intertie                             239                    80                 8          50
Generating stations:
  Four Corners Units 4 and 5 (coal)            459                   311                 2          48
  Mohave (coal)                                319                   199                 6          56
  Palo Verde (nuclear)(1)                    1,608                 1,030                14          16
  San Onofre (nuclear)(1)                    4,257                 3,011                25          75
------------------------------------------------------------------------------------------------------------
Total                                      $ 6,915                $4,637               $58
------------------------------------------------------------------------------------------------------------
(1) Reported as "Unamortized nuclear investment -- net."

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancellable leases at June 30,1999, were:

       Year ended December 31,                      In millions
-------------------------------------------------------------------------
       1999                                               $  7
       2000                                                 12
       2001                                                  9
       2002                                                  6
       2003                                                  4
       Thereafter                                            7
-------------------------------------------------------------------------
       Total                                               $45
-------------------------------------------------------------------------

Note 9. Commitments

Nuclear Decommissioning

Decommissioning is estimated to cost $1.9 billion in current-year dollars, based on site-specific studies performed in 1998 for San Onofre and Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current dollar decommissioning costs, escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts, which, effective June 3, 1999, receive contributions of approximately $25 million per year. SCE estimates annual after-tax earnings on the decommissioning funds of 3.9% to 4.9%.

SCE plans to decommission its nuclear generating facilities by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is expected to begin after the plants' operating licenses expire. The operating licenses expire in 2013 for San Onofre Units 2 and 3, and 2025-2027 for Palo Verde. In June 1999, the CPUC authorized SCE to access its nuclear decommissioning trust funds to commence decommissioning of San Onofre Unit 1 (shut down in 1992 pursuant to a CPUC agreement) effective immediately. Decommissioning costs, which are accrued and recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense.

Decommissioning expense was $31 million, $70 million and $157 million for the three, six and twelve months ended June 30, 1999, respectively, and $37 million, $77 million and $157 million for the three, six and twelve months ended June 30, 1998, respectively. The accumulated provision for decommissioning, excluding San Onofre Unit 1, was $1.3 billion at June 30, 1999, $1.2 billion at December 31, 1998, and $1.1 billion at June 30, 1998. The estimated costs to decommission San Onofre Unit 1 ($368 million) are recorded as a liability.

Decommissioning  funds  collected  in rates are  placed in  independent  trusts,
which,  together  with  accumulated  earnings,   will  be  utilized  solely  for
decommissioning.

Trust investments (cost basis) include:

                                             Maturity              June 30,       December 31,        June 30,
     In millions                               Dates                 1999             1998              1998
-----------------------------------------------------------------------------------------------------------------
     Municipal bonds                        2000 - 2033             $  554          $  547             $  486
     Stocks                                      -                     533             550                535
     U.S. government issues                 1999 - 2029                417             355                425
     Short-term and other                   1999 - 2030                 97              82                  2
-----------------------------------------------------------------------------------------------------------------
     Total                                                         $ 1,601          $ 1,534            $ 1,448
-----------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $10 million, $24 million and $59 million for the three, six and twelve months ended June 30, 1999, respectively; and $12 million, $27 million and $57 million for the three, six and twelve months ended June 30, 1998, respectively. Proceeds from sales of securities (which are reinvested) were $689 million, $1.1 billion and $1.7 billion for the three, six and twelve months ended June 30, 1999, respectively; and $362 million, $569 million and $903 million for the three, six and twelve months ended June 30, 1998, respectively. Approximately 90% of the trust fund contributions were tax-deductible.

Other Commitments

SCE has fuel supply contracts which require payment only if the fuel is made available for purchase.

SCE has power-purchase contracts with certain qualifying facilities (QF) (cogenerators and small power producers) and other utilities. These contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to SCE. There are no requirements to make debt-service payments. As a result of the utility industry restructuring, SCE has entered into purchased-power settlements to end its contract obligations with certain QFs. The settlements (approximately $300 million) are reported as long-term liabilities. Settlement payments are being recovered through the CTC.

SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. SCE's minimum commitment under both contracts is approximately $172 million through 2017. The purchased-power contract (approximately $30 million) is expected to provide approximately 5.5% of current or estimated future operating capacity, and is reported as a long-term liability.

Certain commitments for the years 1999 through 2003 are estimated below:

In millions                                          1999       2000       2001       2002       2003
--------------------------------------------------------------------------------------------------------
Projected construction expenditures                   $963       $816      $716       $643       $641
Fuel supply contracts                                  161        137       124        141        133
Purchased-power capacity payments                      654        629       627        625        620
Unconditional purchase obligations                       9         10        10          9         10
--------------------------------------------------------------------------------------------------------

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE's recorded estimated minimum liability to remediate its 49 identified sites is $167 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $285 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $86 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $134 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended June 30, 1999, were $14 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property  damage  insurance   covers  losses  up  to  $500  million,   including
decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. These policies are issued primarily by mutual insurance companies owned by utilities with nuclear facilities. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $21 million per year. Insurance premiums are charged to operating expense.

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

SCE has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent-fuel storage requirements beyond that period would require new and separate interim storage facilities, the costs for which have not been determined. Extended delays by the DOE could lead to consideration of costly alternatives involving siting and environmental issues.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) earnings for the three, six and twelve months ended June 30, 1999, were $106 million, $183 million and $461 million, respectively, compared with $114 million, $212 million and $554 million for the same periods in 1998. The decreases were mainly due to the scheduled refueling outages at San Onofre Nuclear Generating Station Units 2 and 3 during the first half of 1999. The twelve-months-ended decrease was also due to lower authorized revenue, which resulted from reduced authorized returns on generation assets and a lower earning asset base resulting from the accelerated recovery of investments and divestiture of gas- and oil-fueled generation plants.

Operating Revenue

Operating revenue increased 6% and 5%, respectively, for the three and six months ended June 30, 1999, compared to the year-earlier periods. The increases resulted primarily from maintenance service SCE is providing the new owners of the divested gas- and oil-fueled plants. Over 93% of operating revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction (financed through the issuance of rate reduction notes) for residential and small commercial customers beginning in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See discussion in Regulatory Environment below.

Operating Expenses

Fuel expense decreased 24%, 41% and 67%, respectively, for the three, six and twelve months ended June 30, 1999, compared with the same periods in 1998, primarily due to the sale of the gas- and oil-fueled generation plants in 1998.

Since April 1, 1998, SCE has been required to sell all of its generated power through the power exchange (PX) and acquire all of its power from the PX to distribute to its retail customers. These transactions with the PX are reported net. PX purchased-power expense increased for the quarter ended June 30, 1999, compared to the year-earlier period, due to higher prices in May and June of 1999. SCE is continuing to purchase power under existing contracts from certain nonutility generators (known as qualifying facilities) and from other utilities. This purchased power is sold through the PX. Purchased-power expense -- contracts decreased for the three, six and twelve months ended June 30, 1999, compared to the same periods last year, primarily due to SCE entering into settlements to end its contractual obligations with certain qualifying facilities. SCE was required under federal law to purchase power from certain qualifying facilities at CPUC-mandated prices even though energy prices under these contracts are generally higher than other sources. For the twelve months ended June 30, 1999, SCE paid about $1.6 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources.

Provisions for regulatory adjustment clauses decreased for the three, six and twelve months ended June 30, 1999, compared to the year-earlier periods, mostly due to undercollections related to the difference between generation-related revenue and generation-related costs. (See discussion in Revenue and Cost-Recovery Mechanisms.)

Other operating expenses increased 11%, 24% and 20%, respectively, for the three, six and twelve months ended June 30, 1999, primarily due to mandated transmission service (known as must-run reliability services) payments to the independent system operator (ISO). The six- and twelve-months-ended increases also reflect direct access activities, and PX and other ISO costs incurred by SCE.

Depreciation, decommissioning and amortization expense increased 12% for the twelve months ended June 30, 1999, compared to the prior-year period, primarily due to the further acceleration of recovery of San Onofre Units 2 and 3 and the Palo Verde Nuclear Generating Station units, accelerated recovery of the gas- and oil-fueled generation plants (before their sale during 1998), and the amortization of the loss on plant sales. The amortization of the loss on plant sales, as well as the accelerated recoveries implemented in 1998 are part of the competition transition charge (CTC) mechanism.

Income taxes decreased for the three, six and twelve months ended June 30, 1999, compared to the same periods in 1998, primarily due to lower pre-tax income.

Net loss (gain) on sale of utility plant resulted from the sale of SCE's 12 gas- and oil-fueled generation plants in 1998. Gains were used to reduce stranded costs. Losses will be recovered from customers over the transition period.

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

Other nonoperating income (deductions) increased for the three, six and twelve months ended June 30, 1999, compared to the prior-year periods, primarily due to the gains on sales of equity investments. The twelve-month-ended increase is also due to 1997 accruals for regulatory matters.

Interest Expense

Other interest expense increased for the three and six months ended June 30, 1999, compared to the same periods in 1998, mostly due to higher overall short-term debt balances necessary to meet general cash requirements during the periods. For the twelve months ended June 30, 1999, compared to the year-earlier period, other interest expense decreased primarily due to lower overall short-term debt balances, particularly short-term debt used to finance fuel inventories. The majority of these fuel inventories are no longer needed because of the divestiture of the gas- and oil-fueled plants in 1998.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's board of directors has authorized the repurchase of up to $2.8 billion (increased from $2.3 billion in July 1998) of its outstanding shares of common stock. Edison International repurchased approximately 101 million shares ($2.4 billion) between January 1995 and February 28, 1999, funded by dividends from its subsidiaries and the proceeds of the rate reduction notes issuance.

SCE's cash flow coverage of dividends for the three, six and twelve months ended June 30, 1999, was 3.9 times, 2.9 times and 1.3 times, respectively, compared to
0.6 times, 1.2 times and 0.7 times for the year-earlier periods. The increases in 1999 reflect the special dividends SCE paid to Edison International ($350 million in second quarter 1998 from the gas- and oil-fueled plant sales proceeds and $1.2 billion in December 1997 from the rate reduction note proceeds).

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $460 million, $843 million and $1.2 billion, respectively, for the three, six and twelve months ended June 30, 1999, compared with $283 million, $690 million and

$1.4 billion for the same periods in 1998. Cash from operations exceed capital requirements for all periods presented.

Cash Flows from Financing Activities

At June 30, 1999, SCE had total credit lines of $1.3 billion, with $300 million available for general purpose, short-term debt and $500 million available for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates and expire in 2002.

Short-term debt is used to finance fuel inventories and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and trust indenture. As of June 30, 1999, SCE could issue approximately $11.4 billion of additional first and refunding mortgage bonds and $3.7 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 1999, SCE had the capacity to pay $694 million in additional dividends and continue to maintain its authorized capital structure.

In December 1997, SCE Funding LLC, a special purpose entity, of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable rate charged to residential and small commercial customers. Despite the legal sale of the transition property by SCE to SCE Funding LLC, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold to SCE Funding LLC, and the liabilities of SCE Funding LLC for the rate reduction notes are for accounting purposes reflected as long-term liabilities on the consolidated balance sheet of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

The remaining series of outstanding rate reduction notes have scheduled maturities beginning in 2000 and ending in 2007, and bear interest at rates ranging from 6.14% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of SCE Funding LLC, and there is no recourse to SCE or Edison International.

Although SCE Funding LLC is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, SCE Funding LLC is legally separate from SCE, the assets of SCE Funding LLC are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, proceeds from the sale of plant (see discussion in Regulatory Environment below) and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($1.9 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts which, effective June 3, 1999, receive SCE contributions of approximately $25 million per year.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in energy prices and interest rates. SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

As a result of the rate freeze established in the restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been reasonable, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap of $250/MW on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap of $250/MWh on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The ISO is in the process of replacing the price caps currently used in its markets with a price volatility limit mechanism to be implemented after the summer of 1999. This limit mechanism would act to prevent unduly large day-to-day increases in prices. SCE has entered into hedges against high natural gas prices, since increases in natural gas prices tend to raise the price of electricity purchased from the PX. In July 1999, SCE began participating in forward purchases through a PX block forward market. SCE requested permission from the CPUC to begin a pilot demand responsiveness program that would allow customers to be paid to curtail their load during times of very high prices. This request was denied for 1999, but SCE will continue to work with the CPUC and others to implement some form of demand responsiveness programs prior to the summer of 2000.

A 10% increase in market interest rates would result in a $7 million increase in the fair value of SCE's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $7 million decline in the fair market value of interest rate hedge agreements. A 10% increase in natural gas prices would result in a $18 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in an $11 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are: 1999-- $963 million; 2000-- $816 million; 2001-- $716 million; 2002-- $643 million; and
2003-- $641 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 1999, are: 2000 -- $569 million; 2001 -- $648 million; 2002 -- $246 million; 2003 -- $572 million; and 2004 -- $247 million.

Preferred stock redemption requirements for the five twelve-month periods following June 30, 1999, are: 2000 through 2001-- zero; 2002-- $105 million; 2003-- $9 million; and 2004-- $9 million.

Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing as a result of a 1995 CPUC decision on restructuring and state legislation enacted in 1996. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with generation-related assets. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective

January 1, 1998. The Statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998--2001 transition period. In addition, the Statute mandated the implementation of the CTC (see detailed discussion below) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring.

Revenue and Cost-Recovery Mechanisms

In 1999, revenue is being determined by various mechanisms depending on the utility operation. Revenue related to distribution operations is being determined through a performance-based rate-making mechanism (PBR) and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. The distribution-only PBR will extend through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for customer satisfaction; service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations. Transmission revenue is being determined through FERC-authorized rates that are subject to refund.

SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (including the 1998 sale of SCE's gas- and oil-fueled generation plants) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

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

The CPUC considered unbundling SCE's cost of capital by authorizing separate rates of return for generation, transmission and distribution operations. In May 1998, SCE filed an application on this issue and hearings were completed in October 1998. On June 10, 1999, the CPUC issued a decision which retains SCE's return on equity at 11.6%.

In March 1997, SCE filed its first FERC transmission rate case. In March 1999, a proposed FERC decision was issued which recommended a reduced rate of return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a reduced return on transmission assets of 8.41% (compared to the current rate of 9.43% being earned on transmission assets). SCE has filed comments opposing the proposed decision. A final FERC decision is expected in late 1999. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

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

Two proposed decisions issued in March 1999 rejected SCE's request for a determination of eligibility for several major categories of such costs. In May 1999, SCE, the CPUC's Office of Ratepayer Advocates and several other parties entered into a settlement agreement that would allow SCE to recover substantially all (approximately $319 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation. The CPUC has withdrawn its earlier proposed decisions on SCE's application. On July 6, 1999, a proposed decision was issued that would approve the settlement in its entirety. A final CPUC decision on the settlement is expected in third quarter 1999.

Accounting for Generation-Related Assets

If the CPUC's electric industry restructuring plan continues as described above, SCE will be allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets would be subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its investment in generation facilities based on new accounting guidance. The new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets. SCE has retained these assets on its balance sheet because the Statute and restructuring plan referred to above make probable their recovery through a non-bypassable CTC to distribution customers. The regulatory assets relate primarily to the recovery of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $1.8 billion, after tax, at June 30, 1999) as a one-time, non-cash charge against earnings. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

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

SCE's recorded estimated minimum liability to remediate its 49 identified sites is $167 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 40% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $285 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $86 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $134 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended June 30, 1999, were $14 million.

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

The 1990 Federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study was undertaken to determine the specific impact of air contaminant emissions from the Mohave Generating Station on visibility in Grand Canyon National Park. The final report on this study, which was issued in March 1999, found negligible correlation between measured Mohave station tracer concentrations and visibility impairment. The absence of any obvious relationship cannot rule out Mohave station contributions to haze in Grand Canyon National Park, but strongly suggests that other sources were primarily responsible for the haze. On June 17, 1999, the Environmental Protection Agency issued an advanced notice of proposed rulemaking regarding assessment of visibility impairment at the Grand Canyon. SCE intends to file comments on the proposed rulemaking. At this time, SCE is unable to predict the potential effect of these studies on sulfur dioxide regulations for Mohave, or what effect the final reports may have on SCE's results of operations or financial position.

SCE's  projected  environmental  capital  expenditures  are $900 million for the
1999--2003   period,   mainly  for  undergrounding   certain   transmission  and
distribution lines.

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 15 years of operation, with low rates of ongoing steam generator tube degradation. However, during the Unit 2 scheduled refueling and inspection outage in 1997, an increased rate of tube degradation was identified, which resulted in the removal of more tubes from service than had been expected. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. As a result of the increased degradation, a mid-cycle inspection outage was conducted in early 1998 for Unit 2. Continued degradation was found during this inspection. A favorable or decreasing trend in degradation was observed during inspection in the scheduled refueling outage in January 1999. Analysis of results of the January 1999 inspection determined that a mid-cycle inspection outage in early 2000 will be unnecessary. With the results from the January 1999 outage, 7.5% of the tubes have now been removed from service.

During Unit 3's refueling outage, which was completed in May 1999, a complete inspection of the steam generator tubes was performed. Results obtained were within expectations. To date, 5.4% of Unit 3's tubes have been removed from service. During the refueling, follow-up inspections of the tube support thinning problem first detected in 1997 were performed. These inspections confirmed that corrective actions taken in 1997 were effective and the thinning has been stabilized.

New Accounting Rules

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which as amended will be effective January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

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

SCE has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort, working with SCE and its departments. SCE divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing and implementation. SCE met its goal to have 100% of its critical systems Year 2000-ready by July 1, 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. A system, application or physical asset is deemed to be Year 2000-ready if it is determined by SCE to be suitable for continued use through 2028 (or through the last year of the anticipated life of the asset, whichever occurs first), even though it may not be fully Year 2000-compliant. A system, application, or physical asset is deemed to be Year 2000-compliant if it accurately processes date/time data.

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

Included among the critical applications that are Year 2000-ready are the financial, customer information and billing, material management, and human resource systems. Work has also been completed on critical physical assets in the areas of information technology infrastructure, and embedded processor technology in generation, transmission, distribution and facilities assets. SCE filed a statement with the Nuclear Regulatory Commission (NRC) on June 28, 1999, stating that its Year 2000 readiness program has been completed for those systems within the scope of its operating license, NRC regulations and other critical systems required for continued operation of San Onofre Units 2 and 3.

Ongoing efforts in 1999 will continue to focus on non-critical systems and on guarding against reintroduction of components that are not Year 2000-ready into Year 2000-ready systems.

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

SCE's current estimate of its Year 2000 costs, including the costs of new hardware and software application modification, work on contingency planning efforts discussed below and continuing work on non-critical assets, is $72 million, about 35% of which is expected to be capital costs. SCE's Year 2000 costs expended through June 30, 1999, were $54 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for utility-related modifications.

Although SCE expects that its critical facilities, systems, information technology infrastructure and physical assets will remain fully Year 2000-ready, there can be no assurance that the facilities, systems, infrastructure and physical assets of other companies on which the systems and operations of SCE rely will be converted on a timely basis and/or remain ready for the Year 2000. SCE believes that prudent business practices call for development of contingency plans. These plans include provisions for monitoring, validating and managing the continued performance of SCE Year 2000-sensitive systems and assets during critical transition periods, development of work-arounds and expedited fix-on-failure strategies. Where appropriate, contingency plans include scheduling of key personnel, identification of alternate suppliers and securing adequate on-site supplies of critical materials.

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

Where appropriate, the plans utilize or supplement the existing Corporate Emergency Response and Recovery Plan, and Information Technology disaster recovery plan, for identified Year 2000-related events. SCE's Year 2000 contingency plans are designed to coordinate and interface with the California ISO and the PX and to satisfy Western System Coordinating Council (WSCC) and North American Electric Reliability Council (NERC) recommendations and Nuclear Energy Institute guidelines. SCE has worked with, and will continue to work with, these industry groups, as well as the Electric Power Research Institute, regarding its contingency plans. Initial development of these plans was completed in June 1999. SCE filed a report on its contingency plans with the CPUC on July 1, 1999. Contingency plans will be used in conducting SCE and electric industry drills throughout the rest of 1999. SCE expects that its contingency plans will continue to be revised and enhanced as 2000 approaches.

Although SCE's Year 2000 contingency plans use risk-based methods, the plans are being evaluated against the NERC/WSCC suggested "More Probable" and "Credible Worst Case Scenarios." SCE believes that the most reasonably likely worst case Year 2000 scenario would be small, localized interruptions of service which would be restored in a timeframe that is within normal service levels.

SCE does not expect the Year 2000 Issue to have a material adverse effect on its results of operation or financial position; however, if not effectively remediated, and despite the adoption of contingency plans, negative effects from Year 2000 issues, including those related to internal systems, vendors, business partners, the ISO, the PX or customers, could cause results to differ.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in market interest rates; new or increased environmental liabilities; the effects of the Year 2000 Issue; municipalization and other unforeseen events.

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

On September 21, 1998, SCE filed an answer to the third amended cross-complaint generally denying the allegations contained therein and asserting affirmative defenses. In addition, SCE filed a cross-complaint for reformation of the contracts alleging that if they are not susceptible to SCE's interpretation, they should be reformed to reflect the parties' true intention. SCE subsequently voluntarily filed a first amended cross-complaint. On February 26, 1999, after the Court had sustained a demurrer to its first amended cross-complaint, SCE filed a second amended cross-complaint for reformation.

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

On April 1, 1999, the Court signed a stipulation and order submitted by the parties staying all proceedings to allow the parties to engage in settlement discussions. The stay is in effect through and including September 30, 1999. As a result of the stay, all discovery has been suspended. Furthermore, during the period of the stay, the Court will not issue orders or rulings on matters taken under submission.

The Court has set a trial date of March 1, 2000, but, in light of the stay currently in effect, has reserved jurisdiction to advance or to continue the trial date. The materiality of net final judgments against SCE in these actions would be largely dependent on the extent to which any damages or additional payments which might result therefrom are recoverable through rates.

                     San Onofre Personal Injury Litigation

SCE is actively involved in three lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre. On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering and the Institute of Nuclear Power Operations as defendants. All trial court proceedings were stayed pending ruling of the Ninth Circuit Court of Appeals, on an appeal of a lower court's judgment in favor of SCE in two earlier cases raising similar allegations. On May 28, 1998, the Court of Appeal affirmed these judgments. Pursuant to an agreement of the parties as described below, all proceedings in this matter have been stayed.

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. The trial in this case resulted in a jury verdict for both defendants. The plaintiffs' motion for a new trial was denied. Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeals. Briefing on the appeal was completed in January 1999 and the parties are awaiting a date for oral argument to be set by the Court. A decision is not expected until at least early 2000.

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

In March of 1999, SCE reached an agreement with the plaintiffs in both of the above cases currently pending at the U.S. District Court level to stay all proceedings including trial, pending the results of the case currently before the Ninth Circuit Court of Appeals. The parties agreed that if the plaintiffs in that case do not receive a favorable determination on appeal, then the two cases at the District Court level will be dismissed. If, however, those plaintiffs receive a favorable determination on their appeal, then the two District Court cases will be set for trial. On March 23, 1999, the District Court approved the parties' stay agreement in both cases.

SCE was previously involved, along with other defendants, in two earlier cases raising allegations similar to those described above. Although SCE was successful in removing itself from those actions, and is no longer actively involved in them, the impact on SCE, if any, from further proceedings in those cases against the remaining defendants can not be determined at this time.

               Mohave Generating Station Environmental Litigation

On February 19, 1998, the Sierra Club and the Grand Canyon Trust filed suit in the U.S. District Court of Nevada against SCE and the other three co-owners of Mohave Generating Station (Mohave). The lawsuit alleges that Mohave has been violating various provisions of the Clean Air Act (CAA), the Nevada state implementation plan, certain Environmental Protection Agency orders, and applicable pollution permits relating to opacity and sulfur dioxide emission limits over the last five years. The plaintiffs seek declaratory and injunctive relief as well as civil penalties. Under the CAA, the maximum civil penalty obtainable is $25,000 per day per violation. SCE and the co-owners obtained an extension to respond to the complaint pending the court's ruling on a motion to dismiss filed by the defendants. The plaintiffs filed an opposition to the defendants' motion to dismiss as well as a separate motion for partial summary judgment on May 8, 1998.

On June 4, 1998, the plaintiffs served SCE and the other Mohave co-owners with a 60-day supplemental notice of intent to sue. This supplemental notice identified additional causes of action as well as an additional plaintiff (National Parks and Conservation Association) to be added to the proceedings. On November 12, 1998, the court bifurcated the liability and damage phases of the case and granted plaintiffs' motion to amend the complaint to add the National Parks and Conservation Association as a plaintiff.

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

On March 8, 1999, the parties filed a stipulated request for a 60-day stay which was granted and ordered, by the Court on March 9, 1999. A subsequent stay was granted, which was to expire on July 6, 1999 before being extended to July 20, 1999. No further stay has been sought or is in effect at this time. On July 6, 1999, each party filed an opposition to the other parties' motion for summary judgment. On August 2, 1999, defendants filed a reply to plaintiffs' opposition. On August 5, 1999, plaintiffs filed a reply to defendant's opposition. Settement discussions are ongoing.

                            Navajo Nation Litigation

On June 18, 1999, SCE, was served with a complaint filed by the Navajo Nation in the United States District Court for the District of Columbia against Peabody Holding Company and certain of its affiliates (Peabody), Salt River Project
Agricultural Improvement and Power District, and SCE. The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims. Peabody supplies coal from mines on Navajo Nation lands to Mohave. The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated. SCE's response to the complaint is due on September 9, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     3.1 Certificate of Amendment and Restated Articles of Incorporation of SCE effective June 1, 1993 (File No. 1-2313, Form 10-K for the year ended December 31, 1993)*

     3.2 Certificate of Correction of Restated Articles of Incorporation of SCE dated June 23, 1997 (File No. 1-2313, Form 10-Q for the quarter ended September 30, 1997)*

     3.3 Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on April 15, 1999 (File No. 1-2313, Form 10-Q for the quarter ended March 31, 1999)*

     10.1 Form  of  Agreement  for  1999   Director   Awards  under  the  Equity
          Compensation Plan

     10.2 Estate and Financial Planning Program as amended April 1, 1999

     23.  Consent of Independent Public Accountants

     27.  Financial Data Schedule

(b)      Reports on Form 8-K:

         June 18, 1999      Item 5: Other Events:    Navajo Nation Lawsuit*

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



                       SOUTHERN CALIFORNIA EDISON COMPANY
                                            (Registrant)



                       By   THOMAS M. NOONAN
                            --------------------------------------------------
                            THOMAS M. NOONAN
                            Vice President and Controller



                       By   KENNETH S. STEWART
                            -------------------------------------------------
                            KENNETH S. STEWART
                            Assistant General Counsel and
                            Assistant Secretary

August 12, 1999