Form 10-Q
period 1999-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 1999-11-12
CIK 92103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 1999
                                 ----------------------------------------------
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to ____________________

                           Commission File No. 1-2313

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

Yes   X          No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                           Outstanding at November 8, 1999
-----------------------------------------------------------------------------
   Common Stock, no par value                           434,888,104

===============================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX
                                                                         Page
                                                                          No.
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

            Report of Independent Public Accountants                       1

            Consolidated Statements of Income -- Three, Nine and
               Twelve Months Ended September 30, 1999, and 1998            2

            Consolidated Statements of Comprehensive Income --
               Three, Nine and Twelve Months Ended September 30, 1999,
               and 1998                                                    2

            Consolidated Balance Sheets -- September 30, 1999,
               December 31, 1998, and September 30, 1998                   3

            Consolidated Statements of Cash Flows --
               Three, Nine and Twelve Months Ended
               September 30, 1999, and 1998                                5

            Notes to Consolidated Financial Statements                     6

   Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                27


Part II. Other Information:

   Item 1.  Legal Proceedings                                             38

   Item 6.  Exhibits and Reports on Form 8-K                              41

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE), a California corporation, and its subsidiaries as of September 30, 1999, December 31, 1998, and September 30, 1998, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1999, and 1998. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of September 30, 1999, December 31, 1998, and September 30, 1998, and the results of their operations and their cash flows for each of the three-, nine- and twelve-month periods ended September 30, 1999, and 1998, in conformity with generally accepted accounting principles.

                                                         ARTHUR ANDERSEN LLP
                                                         ARTHUR ANDERSEN LLP

Los Angeles, California
November 2, 1999

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                                  3 Months Ended             9 Months Ended              12 Months Ended
                                                   September 30,              September 30,               September 30,
----------------------------------------------------------------------------------------------------------------------------

                                                1999         1998          1999         1998           1999         1998
----------------------------------------------------------------------------------------------------------------------------

Operating revenue                          $ 2,303,922  $  2,369,498   $ 5,701,460  $ 5,610,970   $ 7,590,008   $ 7,591,334
----------------------------------------------------------------------------------------------------------------------------

Fuel                                            57,592        64,621       163,022      242,489       244,249       409,882
Purchased power-- contracts                    823,470       908,407     1,856,130    2,010,269     2,471,762     2,747,155
Purchased power-- PX-- net                     317,391       393,739       531,490      433,838       733,995       433,838
Provisions for regulatory
   adjustment clauses-- net                   (201,430)     (447,676)     (562,179)    (289,314)     (745,384)     (422,811)
Other operating expenses                       368,033       437,065     1,218,331    1,124,693     1,574,281     1,502,105
Maintenance                                     84,378       104,265       279,395      304,627       385,335       407,916
Depreciation, decommissioning and
   amortization                                413,400       378,189     1,176,695    1,137,087     1,585,343     1,446,518
Income taxes                                   154,380       172,015       317,120      396,777       365,986       541,434
Property and other taxes                        29,260        31,642        96,733      102,406       122,728       130,055
Net loss (gain) on sale of utility plant           767        89,939        (2,158)    (529,099)      (15,669)     (529,840)
----------------------------------------------------------------------------------------------------------------------------

Total operating expenses                     2,047,241     2,132,206     5,074,579    4,933,773     6,722,626     6,666,252
----------------------------------------------------------------------------------------------------------------------------

Operating income                               256,681       237,292       626,881      677,197       867,382       925,082
----------------------------------------------------------------------------------------------------------------------------

Provision for rate phase-in plan                    --            --            --           --            --       (12,578)
Allowance for equity funds
   used during construction                      4,040         3,051         9,932        8,740        13,017        10,800
Interest and dividend income                    20,465        18,031        51,272       51,754        66,245        69,356
Other nonoperating income
   (deductions)-- net                            5,696        27,672        29,080       19,774         4,921        (1,234)
----------------------------------------------------------------------------------------------------------------------------

Total other income-- net                        30,201        48,754        90,284       80,268        84,183        66,344
----------------------------------------------------------------------------------------------------------------------------

Income before interest expense                 286,882       286,046       717,165      757,465       951,565       991,426
----------------------------------------------------------------------------------------------------------------------------

Interest and amortization on long-term debt    101,072       103,916       299,527      319,784       401,600       405,873
Other interest expense                          20,806        16,032        64,276       50,142        78,361        78,342
Allowance for borrowed funds used
   during construction                          (3,505)       (2,076)       (8,619)      (5,947)      (10,718)       (8,427)
Capitalized interest                               (42)         (330)       (1,110)        (612)       (1,792)         (691)
----------------------------------------------------------------------------------------------------------------------------

Total interest expense-- net                   118,331       117,542       354,074      363,367       467,451       475,097
----------------------------------------------------------------------------------------------------------------------------

Net income                                     168,551       168,504       363,091      394,098       484,114       516,329
Dividends on preferred stock                     8,445         5,612        20,253       19,019        25,865        25,778
----------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock          $ 160,106     $ 162,892     $ 342,838    $ 375,079     $ 458,249     $ 490,551
----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands

                                          3 Months Ended                 9 Months Ended           12 Months Ended
                                           September 30,                  September 30,            September 30,
-------------------------------------------------------------------------------------------------------------------
                                              1999         1998          1999        1998         1999       1998
-------------------------------------------------------------------------------------------------------------------
Net income                                $ 168,551     $ 168,504    $ 363,091    $ 394,098   $ 484,114   $ 516,329
Unrealized gain (loss) on securities--net    31,993       (21,631)      24,776       (9,189)     43,240       1,944
Reclassification adjustment for gains
  included in net income                    (13,654)           --      (45,899)          --     (63,735)         --
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                      $ 186,890     $ 146,873    $ 341,968    $ 384,909   $ 463,619   $ 518,273
-------------------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                          these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                             September 30,       December 31,       September 30,
                                                                 1999                1998               1998
------------------------------------------------------------------------------------------------------------------
ASSETS

Utility plant, at original cost:
   Transmission and distribution                             $ 12,134,001        $ 11,771,678       $ 11,591,649
   Generation                                                   1,698,781           1,689,469          1,728,929
Accumulated provision for depreciation
   and decommissioning                                         (7,265,355)         (6,896,479)        (6,765,106)
Construction work in progress                                     703,742             516,664            582,569
Nuclear fuel, at amortized cost                                   148,785             172,250            141,569
-----------------------------------------------------------------------------------------------------------------

Total utility plant                                             7,419,954           7,253,582          7,279,610
-----------------------------------------------------------------------------------------------------------------

Nonutility property -- less accumulated provision
   for depreciation of $8,794, $25,682
   and $25,381 at respective dates                                 72,248              56,681             74,940
Nuclear decommissioning trusts                                  2,326,847           2,239,929          2,013,293
Other investments                                                 181,560             179,480            210,116
-----------------------------------------------------------------------------------------------------------------

Total other property and investments                            2,580,655           2,476,090          2,298,349
-----------------------------------------------------------------------------------------------------------------

Cash and equivalents                                              227,718              81,500            284,312
Receivables, including unbilled revenue, less
   allowances of $27,417, $22,230 and $20,235
   for uncollectible accounts at respective dates               1,299,047           1,112,630          1,266,361
Fuel inventory                                                     51,150              51,299             50,561
Materials and supplies, at average cost                           120,064             116,259            121,408
Accumulated deferred income taxes-- net                           143,441             274,833            269,277
Regulatory balancing accounts-- net                               127,516             287,377              6,539
Prepayments and other current assets                              129,751              91,992            127,168
-----------------------------------------------------------------------------------------------------------------

Total current assets                                            2,098,687           2,015,890          2,125,626
-----------------------------------------------------------------------------------------------------------------

Unamortized nuclear investment-- net                            1,564,807           2,161,998          2,387,998
Income tax-related deferred charges                             1,352,336           1,463,256          1,454,606
Regulatory balancing accounts-- net                             1,250,085             361,404            400,997
Unamortized debt issuance and reacquisition
   expense                                                        341,786             348,816            356,018
Other deferred charges                                            997,630             865,892            915,612
-----------------------------------------------------------------------------------------------------------------

Total deferred charges                                          5,506,644           5,201,366          5,515,231
-----------------------------------------------------------------------------------------------------------------

Total assets                                                 $ 17,605,940        $ 16,946,928       $ 17,218,816
-----------------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                          these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                        September 30,      December 31,        September 30,
                                                            1999               1998                  1998
-----------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Common stock (434,888,104 shares
   outstanding at each date)                           $ 2,168,054         $ 2,168,054        $ 2,168,054
Additional paid-in capital                                 335,014             334,031            334,031
Accumulated other comprehensive income                      18,339              39,462             38,834
Retained earnings                                          585,375             793,625            819,941
Preferred stock:
   Not subject to mandatory redemption                     128,755             128,755            128,755
   Subject to mandatory redemption                         255,700             255,700            255,700
Long-term debt                                           5,221,915           5,446,638          5,486,384
----------------------------------------------------------------------------------------------------------

Total capitalization                                     8,713,152           9,166,265          9,231,699
----------------------------------------------------------------------------------------------------------

Current portion of long-term debt                          568,009             400,810            593,311
Short-term debt                                            605,003             469,565            105,780
Accounts payable                                           561,364             447,484            640,409
Accrued taxes                                              984,560             678,955            832,331
Accrued interest                                            88,778              89,828             70,506
Dividends payable                                           94,350              91,742             91,943
Deferred unbilled revenue and other current
   liabilities                                           1,414,335           1,096,332          1,162,644
----------------------------------------------------------------------------------------------------------

Total current liabilities                                4,316,399           3,274,716          3,496,924
----------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes-- net                  2,768,891           2,993,142          2,880,334
Accumulated deferred investment tax credits                217,822             250,116            302,539
Customer advances and other deferred credits               824,537             795,266            791,081
Power purchase contracts                                   333,262             129,698            133,700
Other long-term liabilities                                431,547             337,411            382,230
----------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities             4,576,059           4,505,633          4,489,884
----------------------------------------------------------------------------------------------------------

Minority interest                                              330                 314                309
----------------------------------------------------------------------------------------------------------
Commitments and contingencies
   (Notes 2, 8, 9 and 10)

Total capitalization and liabilities                  $ 17,605,940        $ 16,946,928       $ 17,218,816
----------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                          these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                 3 Months Ended           9 Months Ended              12 Months Ended
                                                  September 30,            September 30,               September 30,
------------------------------------------------------------------------------------------------------------------------
                                               1999        1998         1999         1998           1999          1998
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                 $ 168,551   $ 168,504    $ 363,091    $ 394,098      $ 484,114     $ 516,329
Adjustments for non-cash items:
   Depreciation, decommissioning and
      amortization                           413,400     378,189    1,176,695    1,137,087      1,585,343     1,446,518
   Other amortization                         26,295      25,784       69,419       63,316         95,426        89,610
   Rate phase-in plan                             --          --           --        3,777             --        16,220
   Deferred income taxes and
     investment tax credits                  (81,249)     66,342      (14,233)    (140,683)        31,946       (57,804)
   Other long-term liabilities                22,511      20,227      103,822       36,293         55,001        11,196
   Regulatory balancing
     accounts-- long-term                   (424,415)   (543,024)    (888,681)    (400,997)      (849,088)     (400,997)
   Regulatory asset related to sale of
     generating plants                           (58)   (111,310)         183     (219,301)          (748)     (219,301)
   Net loss (gain) on sale of
     generating plants                           227      88,355         (883)    (551,984)       (13,522)     (551,984)
   Other-- net                               (18,347)    (16,338)     (38,549)     (35,631)           907       (55,936)
Changes in working capital:
   Receivables                              (236,671)   (235,569)    (186,417)    (359,973)       (32,686)      (58,360)
   Regulatory balancing accounts             150,579     185,722      159,861      186,772       (120,977)       94,396
   Fuel inventory, materials and supplies     (2,060)     (4,326)      (3,656)      19,070            755        33,820
   Prepayments and other current assets     (112,281)   (112,028)     (37,759)     (34,070)        (2,583)         (994)
   Accrued interest and taxes                259,377     (87,083)     304,555      308,161        170,501        17,877
   Accounts payable and other
     current liabilities                     430,448     357,382      431,883      464,493        172,646       420,744
------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities    596,307     180,827    1,439,331      870,428      1,577,035     1,301,334
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                        135,300          --      490,840           --        490,840            --
Long-term debt repaid                       (145,410)     (1,575)    (362,872)    (606,030)      (532,872)     (606,030)
Rate reduction notes issued                       --          --           --           --             --     2,444,127
Rate reduction notes repaid                  (58,520)    (78,605)    (178,280)    (161,070)      (268,801)     (155,908)
Preferred stocks redeemed                         --      (1,000)          --      (74,300)            --       (74,300)
Nuclear fuel financing-- net                 (13,828)      7,393      (22,844)     (11,478)         4,878       (18,990)
Short-term debt financing-- net              197,888     (15,775)     135,438     (216,248)       499,223      (664,520)
Dividends paid                              (274,358)   (429,124)    (563,373)    (982,146)      (711,039)   (2,258,643)
-------------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities       (158,928)   (518,686)    (501,091)  (2,051,272)      (517,771)   (1,334,264)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant             (242,254)   (211,272)    (717,391)    (548,319)    (1,029,910)     (789,850)
Proceeds from sale of generating plants           --      43,000           --    1,188,039         15,000     1,188,039
Funding of nuclear decommissioning trusts    (29,049)    (41,315)     (95,473)    (118,196)      (140,202)     (162,750)
Unrealized gain (loss) on securities--net     18,339     (21,631)     (21,123)      (9,189)       (20,495)        1,944
Other-- net                                  (29,136)     22,447       41,965       (9,451)        59,749       (16,192)
-------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by
   investing activities                     (282,100)   (208,771)    (792,022)     502,884     (1,115,858)      221,191
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
   and equivalents                           155,279    (546,630)     146,218     (677,960)       (56,594)      188,261
Cash and equivalents, beginning
   of period                                  72,439     830,942       81,500      962,272        284,312        96,051
------------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period        $ 227,718   $ 284,312    $ 227,718    $ 284,312      $ 227,718      $284,312
------------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest-- net of amounts capitalized      $  98,112   $  91,821   $  215,425    $ 217,488     $  261,681     $ 309,063
Taxes                                         92,616     325,666       92,628      326,092        171,533       548,129

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

Basis of Presentation

SCE's accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the CPUC and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring legislation enacted by the State of California and related changes in the rate-recovery of generation related assets, SCE accounts for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general. Application of such accounting principles to SCE's generation assets, beginning in 1997, did not result in any adjustment of their carrying value; however, in the second quarter of 1998, the carrying value of SCE's nuclear investments (excluding decommissioning) was reduced by $2.6 billion and a regulatory asset was established for the same amount.

The consolidated financial statements include SCE and its subsidiaries. Intercompany transactions have been eliminated. Certain prior-period amounts were reclassified to conform to the September 30, 1999, financial statement presentation.

SCE's outstanding common stock is owned entirely by its parent company, Edison International.

Since April 1, 1998, when the new market structure began, SCE has been selling all of its generation through the power exchange (PX), as mandated by the CPUC's 1995 restructuring decision. Through the PX, SCE satisfies the electric energy needs of customers who did not choose an alternative energy provider. These transactions through the PX are reported as Purchased power -- PX -- net.

Transactions through the PX were:

                                      3 Months Ended            9 Months Ended         12 Months Ended
                                       September 30,             September 30,          September 30,
-------------------------------------------------------------------------------------------------------
In millions                         1999         1998          1999       1998        1999       1998
-------------------------------------------------------------------------------------------------------

Purchases                           $  882    $ 1,081       $ 1,739    $ 1,425     $ 2,298    $ 1,425
Generation sales                       565        687         1,208        991       1,564        991
-------------------------------------------------------------------------------------------------------

Purchased power-- PX-- net          $  317   $    394      $    531   $    434    $    734   $    434
-------------------------------------------------------------------------------------------------------

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

The CTC provides SCE the opportunity to recover its costs to transition to a competitive market (approximately $10.6 billion 1998 net present value). Transition costs related to power-purchase contracts are being recovered through the terms of the contracts while most of the remaining transition costs will be recovered through 2001. A portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, has been financed by the issuance of rate reduction notes, allowing SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The notes allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. Additionally, the state legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

Regulatory Assets and Liabilities

In accordance with accounting principles for rate-regulated enterprises, SCE records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. SCE's discontinuance of accounting principles for rate-regulated enterprises to its generation assets did not result in a write-off of its generation-related regulatory assets since the CPUC has approved recovery of these assets through the CTC.

Regulatory assets and liabilities included in the consolidated balance sheets are:

                                                          September 30,   December 31,  September 30,
     In millions                                              1999            1998          1998
-----------------------------------------------------------------------------------------------------
     Generation-related:
     Unamortized nuclear investment-- net                  $ 1,565         $ 2,162       $ 2,388
     Flow-through taxes                                        358             614           675
     Rate reduction notes-- transition cost deferral           619             315           266
     Unamortized loss on sale of plant                         137             183           197
     Purchased-power settlements                               301             130           134
     Environmental remediation                                  16              16            16
     Regulatory balancing accounts and other                   884             354           287
----------------------------------------------------------------------------------------------------
         Subtotal                                            3,880           3,774         3,963
----------------------------------------------------------------------------------------------------
     Other:
     Flow-through taxes                                        995             849           780
     Unamortized loss of reacquired debt                       301             308           314
     Environmental                                             114             125           129
     Regulatory balancing accounts and other                   (18)            110            (7)
----------------------------------------------------------------------------------------------------
         Subtotal                                            1,392           1,392         1,216
----------------------------------------------------------------------------------------------------
     Total                                                 $ 5,272         $ 5,166       $ 5,179
----------------------------------------------------------------------------------------------------

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

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.6 billion, after tax, at September 30, 1999) as a one-time, non-cash charge against earnings.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.4%, 3.6% and 5.3% for the three, nine and twelve months ended September 30, 1999, respectively, and 3.4%, 4.6% and 5.1% for the three, nine and twelve months ended September 30, 1998, respectively.

SCE's net investment in generation-related utility plant was $1.0 billion, $1.1 billion and $1.0 billion at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.

Note 2. Regulatory Matters

FERC Transmission Rate Case

SCE filed its first FERC transmission rate case in March 1997. The filing proposed a transmission revenue requirement of $211 million. In March 1999, a proposed FERC decision was issued recommending a return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a lower revenue requirement. SCE filed briefs opposing the proposed decision in May 1999. In response to a recent FERC ruling, on November 1, 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected in early 2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

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

On September 16, 1999, the CPUC approved a settlement between SCE, the CPUC's Office of Ratepayer Advocates and several other parties allowing SCE to recover substantially all (approximately $300 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation.

Note 3.    Financial Instruments

Derivative Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

SCE uses the hedge accounting method to record its derivative financial instruments, except for gas call options and PX block forward transactions. Hedge accounting requires an assessment that the transaction reduces risk, that the derivative be designated as a hedge at the inception of the derivative contract, and that the changes in the market value of a hedge move in an inverse direction to the item being hedged. Under hedge accounting, the derivative itself is not recorded on SCE's balance sheet. Mark-to-market accounting would be used if the hedge accounting criteria were not met. Interest rate differentials and amortization of premiums for interest rate caps are recorded as adjustments to interest expense. If the derivatives were terminated before the maturity of the corresponding debt issuance, the realized gain or loss on the transaction would be amortized over the remaining term of the debt.

SCE has gas call options that mitigate its exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity. The options cover various periods from 1998 through 2001. In July 1999, SCE began participating in the PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy for six days a week (excluding Sundays and holidays) for 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC has currently limited SCE's use of the PX block forward market to a maximum of approximately 2,400 MW in any month.

SCE uses the mark-to-market accounting method for its gas call options. Gains and losses from monthly changes in market prices are recorded as income or expense. However, the costs of the options and the market price changes are included in the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings. Block forward purchases receive the same accounting and ratemaking treatment as SCE's gas call options.

Interest rate swaps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At the balance sheet dates of September 30, 1999, December 31, 1998, and September 30, 1998, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; it expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At September 30, 1999, SCE had pledged $26 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                    September 30,            December 31,          September 30,
  In millions                          1999                     1998                  1998
-------------------------------------------------------------------------------------------------
                                  Cost         Fair       Cost       Fair       Cost       Fair
  Instrument                      Basis        Value      Basis      Value      Basis      Value
-------------------------------------------------------------------------------------------------

  Financial assets:
  Decommissioning trusts       $ 1,630       $ 2,327     $ 1,534   $ 2,240    $ 1,489    $ 2,013
  Equity investments                --            --           7        72          9         88
  Gas call options                  31            23          39        31         42         50

  Financial liabilities:
  DOE decommissioning and
     decontamination fees     $     45      $     39    $     45  $     40   $     50   $     44
  Interest rate swap                --            14          --        28         --         28
  Long-term debt                 5,222         5,214       5,447     5,699      5,486      5,756
  Preferred stock subject to
     mandatory redemption          256           261         256       274        256        276
-------------------------------------------------------------------------------------------------

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

Gross unrealized holding gains (losses) on financial assets were:

                             September 30,     December 31,   September 30,
  In millions                   1999              1998           1998
----------------------------------------------------------------------------
  Decommissioning trusts:
  Municipal bonds              $ 179             $ 196          $ 162
  Stocks                         348               365            245
  U.S. government issues         133               115            107
  Short-term and other            37                30             10
----------------------------------------------------------------------------
                                 697               706            524
  Equity investments              --                65             79
  Gas call options                (8)               (8)             8
----------------------------------------------------------------------------
  Total                        $ 689             $ 763          $ 611
----------------------------------------------------------------------------

There were no unrealized holding losses on financial assets for the years presented, other than the unrealized holding loss on the gas call options at September 30, 1999, and December 31, 1998.

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

Investments

Net unrealized gains (losses) on equity investments are recorded as accumulated other comprehensive income. Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

All investments are classified as available-for-sale.

Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its affiliates that are not rate-regulated.

Almost all SCE properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE used these proceeds to finance construction of pollution-control facilities. Bondholders have limited discretion in redeeming certain pollution-control bonds, and SCE has arranged with securities dealers to remarket or purchase them if necessary.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following September 30, 1999, are: 2000 -- $568 million; 2001 -- $647 million; 2002 -- $247 million; 2003 -- $572 million; and 2004 --
$372 million.

In December 1997, SCE Funding LLC, a special purpose entity, of which SCE is the sole member, issued approximately $2.5 billion of rate reduction notes to Bankers Trust Company of California, as certificate trustee for the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which is a special purpose entity established by the State of California. The terms of the rate reduction notes generally mirror the terms of the pass-through certificates issued by the Trust, which are known as rate reduction certificates. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created pursuant to the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from a non-bypassable rate charged to residential and small commercial customers. Despite the legal sale of the transition property by SCE to SCE Funding LLC, the amounts reflected as assets on SCE's balance sheet have not been reduced by the amount of the transition property sold, and the liabilities of SCE Funding LLC for the rate reduction notes are for accounting purposes reflected as long-term debt on the consolidated balance sheets of SCE. SCE used the proceeds from the sale of the transition property to retire debt and equity securities. The rate reduction notes are secured solely by the transition property and certain other assets of SCE Funding LLC, and there is no recourse to SCE or Edison International.

Although SCE Funding LLC is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, SCE Funding LLC is legally separate from SCE. The assets of SCE Funding LLC are not available to creditors of SCE or Edison International and the transition property is legally not an asset of SCE or Edison International.

Long-term debt consisted of:

                                                 September 30,   December 31,   September 30,
In millions                                          1999            1998           1998
---------------------------------------------------------------------------------------------
First and refunding mortgage bonds:
   2000-- 2026 (5.625% to 7.25%)                  $ 1,400        $ 1,550         $ 1,550
Rate reduction notes:
   2000-- 2007 (6.14% to 6.42%)                     2,039          2,217           2,307
Pollution-control bonds:
   2008-- 2031 (5.125% to 7.2% and variable)        1,196          1,201           1,201
Funds held by trustees                                 (2)            (2)             (2)
Debentures and notes:
   2000-- 2029 (5.875% to 8.25%)                    1,000            700             870
Subordinated debentures:
   2044 (8.375%)                                      100            100             100
Commercial paper for nuclear fuel                      85            108              80
Long-term debt due within one year                   (568)          (401)           (593)
Unamortized debt discount-- net                       (28)           (26)            (27)
---------------------------------------------------------------------------------------------
Total                                             $ 5,222        $ 5,447         $ 5,486
---------------------------------------------------------------------------------------------

Short-Term Debt

SCE has lines of credit totaling $1.25 billion that can be used at negotiated or bank index rates. At September 30, 1999, $50 million was available for short-term debt and $515 million was available for the long-term refinancing of certain variable-rate pollution-control debt.

Short-term debt consisted of commercial paper used to finance fuel inventories and general cash requirements. Commercial paper outstanding at September 30, 1999, December 31, 1998, and September 30, 1998, was $685 million, $581 million and $187 million, respectively. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 5.5%, 5.3% and 5.6% at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.

On October 25, 1999, SCE issued $175 million of floating rate notes due October 2000.

Note 4.    Equity

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1999, SCE had the capacity to pay approximately $586 million in additional dividends and continue to maintain its authorized capital structure.

Changes in SCE's common shareholder's equity were as follows:

Three months ended September 30, 1998, and 1999:

                                                                         Accumulated                       Total
                                                         Additional         Other                         Common
                                             Common        Paid-in      Comprehensive     Retained     Shareholder's
In millions                                   Stock        Capital         Income         Earnings        Equity
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                    $ 2,168       $  334           $  61        $ 1,079         $ 3,642
--------------------------------------------------------------------------------------------------------------------
Net income                                                                                  169             169
Unrealized loss on securities                                                (22)                           (22)
Dividends declared on common stock                                                         (422)           (422)
Dividends declared on preferred stock                                                        (6)             (6)
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998               $ 2,168       $  334           $  39         $  820         $ 3,361
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                    $ 2,168       $  334             $ -         $  694         $ 3,196
--------------------------------------------------------------------------------------------------------------------
Net income                                                                                  169             169
Unrealized gain on securities                                                 53                             53
Tax effect                                                                   (21)                           (21)
Reclassified adjustment for gains
   included in net income                                                    (23)                           (23)
Tax effect                                                                     9                              9
Dividends declared on common stock                                                         (269)           (269)
Dividends declared on preferred stock                                                        (8)             (8)
Capital stock expense                                          1                                              1
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999               $ 2,168       $  335           $  18         $  586         $ 3,107
-------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 1998, and 1999:

In millions
-------------------------------------------------------------------------------------------------------------------
Balance at December  31, 1997               $ 2,168       $  334           $  48        $ 1,408         $ 3,958
-------------------------------------------------------------------------------------------------------------------
Net income                                                                                  394             394
Unrealized loss on securities                                                 (2)                            (2)
Tax effect                                                                    (7)                            (7)
Dividends declared on common stock                                                         (960)           (960)
Dividends declared on preferred stock                                                       (19)            (19)
Stock option appreciation                                                                    (3)             (3)
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998               $ 2,168       $  334           $  39         $  820         $ 3,361
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                $ 2,168       $  334           $  39         $  794         $ 3,335
-------------------------------------------------------------------------------------------------------------------
Net income                                                                                  363             363
Unrealized gain on securities                                                 42                             42
Tax effect                                                                   (17)                           (17)
Reclassified adjustment for gains
   included in net income                                                    (77)                           (77)
Tax effect                                                                    31                             31
Dividends declared on common stock                                                         (548)           (548)
Dividends declared on preferred stock                                                       (20)            (20)
Stock option appreciation                                                                    (3)             (3)
Capital stock expense                                          1                                              1
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999               $ 2,168       $  335           $  18         $  586         $ 3,107
-------------------------------------------------------------------------------------------------------------------

Twelve months ended September 30, 1998, and 1999:

                                                                         Accumulated                       Total
                                                         Additional         Other                         Common
                                             Common        Paid-in      Comprehensive     Retained     Shareholder's
In millions                                   Stock        Capital         Income         Earnings        Equity
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997               $ 2,168       $  334           $  37        $ 2,559         $ 5,098
--------------------------------------------------------------------------------------------------------------------
Net income                                                                                  516             516
Unrealized gain on securities                                                  4                              4
Tax effect                                                                    (2)                            (2)
Dividends declared on common stock                                                       (2,227)         (2,227)
Dividends declared on preferred stock                                                       (26)            (26)
Stock option appreciation                                                                    (2)             (2)
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998               $ 2,168       $  334           $  39         $  820         $ 3,361
--------------------------------------------------------------------------------------------------------------------
Net income                                                                                  484             484
Unrealized gain on securities                                                 58                             58
Tax effect                                                                   (15)                           (15)
Reclassified adjustment for gains
   included in net income                                                   (107)                          (107)
Tax effect                                                                    43                             43
Dividends declared on common stock                                                         (689)           (689)
Dividends declared on preferred stock                                                       (26)            (26)
Stock option appreciation                                                                    (3)             (3)
Capital stock expense                                          1                                              1
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999               $ 2,168       $  335           $  18         $  586         $ 3,107
-------------------------------------------------------------------------------------------------------------------

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

Preferred stock redemption requirements for the five twelve-month periods following September 30, 1999, are: 2000 and 2001 -- zero; 2002 -- $105 million; 2003 -- $9 million; and 2004 -- $9 million.

Cumulative preferred stock consisted of:

                                                                September 30,    December 31,   September 30,
Dollars in millions, except per share amounts                       1999             1998           1998
-------------------------------------------------------------------------------------------------------------
                                            September 30, 1999
                                       -------------------------
                                          Shares     Redemption
                                       Outstanding     Price
                                       -------------------------

Not subject to mandatory redemption:

$25 par value:
4.08% Series                             1,000,000      $25.50     $   25         $   25         $   25
4.24                                     1,200,000       25.80         30             30             30
4.32                                     1,653,429       28.75         41             41             41
4.78                                     1,296,769       25.80         33             33             33
------------------------------------------------------------------------------------------------------------
Total                                                               $ 129          $ 129          $ 129
------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:
6.05% Series                               750,000     $100.00     $   75         $   75         $   75
6.45                                     1,000,000      100.00        100            100            100
7.23                                       807,000      100.00         81             81             81
-----------------------------------------------------------------------------------------------------------
Total                                                               $ 256          $ 256          $ 256
-----------------------------------------------------------------------------------------------------------

In the third quarter of 1998, 10,000 shares of Series 7.23% preferred stock were redeemed. In the second quarter of 1998, 2.2 million shares of Series 5.80% preferred stock and 183,000 shares of Series 7.23% were redeemed. There were no preferred stock issuances for the periods presented.

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

The components of the net accumulated deferred income tax liability were:

                                                          September 30,   December 31,  September 30,
In millions                                                   1999            1998          1998
-----------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                           $   196         $   197        $   208
Unrealized gains or losses                                     408             387             --
Investment tax credits                                         133             152            153
Regulatory balancing accounts                                  133              96             84
Decommissioning-related                                        129             126            801
Unbilled revenue                                               124             117            147
Other                                                          396             356             34
------------------------------------------------------------------------------------------------------
Total                                                      $ 1,519         $ 1,431        $ 1,427
------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                           $ 2,685         $ 3,005        $ 3,046
Capitalized software costs                                     236             196            173
Regulatory balancing accounts                                  434             162             62
Unrealized gains and losses                                    306             284            240
Other                                                          484             502            517
------------------------------------------------------------------------------------------------------
Total                                                      $ 4,145         $ 4,149        $ 4,038
------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                    $ 2,626         $ 2,718        $ 2,611
------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                               $ 2,769         $ 2,993        $ 2,880
Included in current assets                                     143             275            269

The current and deferred components of income tax expense were:

                                                 3 Months Ended           9 Months Ended         12 Months Ended
                                                  September 30,            September 30,          September 30,
----------------------------------------------------------------------------------------------------------------
In millions                                     1999        1998         1999        1998       1999       1998
----------------------------------------------------------------------------------------------------------------
Current:
Federal                                       $  199       $  96       $  263       $  452    $  261     $  486
State                                             52          22           69          100        70        105
----------------------------------------------------------------------------------------------------------------
                                                 251         118          332          552       331        591
----------------------------------------------------------------------------------------------------------------
Deferred -- federal and state:
Accrued charges                                  (54)        (10)         (38)         (24)      (57)       (33)
Amortization of regulatory assets                 10          63           22           53        33         53
Depreciation                                     (52)        (22)        (148)        (106)     (211)      (115)
Investment and energy tax credits-- net          (11)         (6)         (32)         (22)      (85)       (27)
Regulatory balancing accounts                     61         152          198           36       339         66
State tax-- privilege year                       (17)         (7)          10           --        10         (2)
Unbilled revenue                                 (21)       (100)          (7)         (98)       23        (51)
Other                                            (11)         (2)          (7)          15       (16)        43
----------------------------------------------------------------------------------------------------------------
                                                 (95)         68           (2)        (146)       36        (66)
----------------------------------------------------------------------------------------------------------------
Total income tax expense                      $  156      $  186       $  330       $  406    $  367     $  525
----------------------------------------------------------------------------------------------------------------
Classification of income taxes:
Included in operating income                  $  154      $  172       $  317       $  397    $  366     $  541
Included in other income                           2          14           13            9         1        (16)

The composite federal and state statutory income tax rate was 40.551% for the three, nine and twelve months ended September 30, 1999, and 1998.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                         3 Months Ended          9 Months Ended          12 Months Ended
                                          September 30,           September 30,           September 30,
--------------------------------------------------------------------------------------------------------
                                       1999          1998      1999         1998      1999         1998
--------------------------------------------------------------------------------------------------------
Federal statutory rate                  35.0%        35.0%      35.0%       35.0%      35.0%       35.0%
Ad valorem lien date adjustment         (0.2)         3.0        0.3         1.6       (0.5)        1.2
Amortization of regulatory assets        2.7         17.7        2.8         6.6        3.5         5.0
Capitalized software                    (4.3)         1.0       (2.7)       (0.1)      (2.8)       (0.5)
Property-related and other               9.0         (8.8)       8.0         2.5        8.7         4.8
Investment and energy tax credits       (3.2)        (1.2)      (4.5)       (1.6)      (9.7)       (1.7)
State tax-- net of federal deduction     8.9          5.8        8.5         6.3        8.7         6.3
--------------------------------------------------------------------------------------------------------
Effective tax rate                      47.9%        52.5%      47.4%       50.3%      42.9%       50.1%
--------------------------------------------------------------------------------------------------------

Note 6. Employee Compensation and Benefit Plans

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed to supplement employees' retirement income. The plan received employer contributions of $6 million, $18 million and $23 million for the three, nine and twelve months ended September 30, 1999, respectively, and $4 million, $12 million and $16 million for the three, nine and twelve months ended September 30, 1998, respectively.

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

Information on plan assets and benefit obligations is shown below:

                                                         9 Months Ended    Year Ended     9 Months Ended
                                                          September 30,   December 31,     September 30,
In millions                                                   1999            1998             1998
--------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of period                    $  2,251       $ 2,094         $ 2,094
Service cost                                                       50            59              42
Interest cost                                                     114           141             105
Plan amendments                                                   (25)           --              --
Actuarial loss                                                     --            90              --
Benefits paid                                                    (105)         (133)           (103)
--------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                          $  2,285       $ 2,251         $ 2,138
--------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of period             $  2,552       $ 2,298         $ 2,298
Actual return on plan assets                                      241           334              63
Employer contributions                                             51            53              43
Benefits paid                                                    (105)         (133)           (103)
-------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                   $  2,739       $ 2,552         $ 2,301
-------------------------------------------------------------------------------------------------------
Funded status                                                $    454       $   301         $   163
Unrecognized net loss (gain)                                     (463)         (372)           (227)
Unrecognized transition obligation (17-year amortization)          30            33              35
Unrecognized prior service cost                                   133           168             169
-------------------------------------------------------------------------------------------------------
Pension asset (liability)                                    $    154       $   130         $   140
------------------------------------------------------------------------------------------------------
Discount rate                                                   6.75%          6.75%         7.0%
Rate of compensation increase                                   5.0%           5.0%          5.0%
Expected return on plan assets                                  7.5%           7.5%          8.0%

The components of pension expense were:

                                                3 Months Ended       9 Months Ended       12 Months Ended
                                                  September 30,       September 30,        September 30,
------------------------------------------------------------------------------------------------------------
In millions                                   1999       1998       1999      1998        1999       1998
------------------------------------------------------------------------------------------------------------
Service cost                                 $  16      $  14      $  50     $  42       $  67      $  53
Interest cost                                   38         35        114       105         150        139
Expected return on plan assets                 (48)       (45)      (144)     (135)       (179)      (175)
Net amortization and deferral                    2          4          7        12           9         13
------------------------------------------------------------------------------------------------------------
Pension expense under accounting standards       8          8         27        24          47         30
Regulatory adjustment-- deferred                 5          5         12        15           8         22
------------------------------------------------------------------------------------------------------------
Net pension expense recognized               $  13      $  13      $  39     $  39       $  55      $  52
------------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55 with at least 10 years of service are eligible for postretirement health and dental care, life insurance and other benefits. In 1998, SCE adopted a new accounting standard that revises the disclosure requirements for postretirement benefit plans. Prior periods have been restated.

Information on plan assets and benefit obligations is shown below:

                                                       9 Months Ended        Year Ended     9 Months Ended
                                                        September 30,       December 31,     September 30,
     In millions                                            1999                1998             1998
-----------------------------------------------------------------------------------------------------------
     Change in benefit obligation
     Benefit obligation at beginning of period             $ 1,545            $ 1,533           $ 1,533
     Service cost                                               33                 41                27
     Interest cost                                              78                 99                78
     Actuarial loss (gain)                                      --                (74)               --
     Benefits paid                                             (45)               (54)              (48)
-----------------------------------------------------------------------------------------------------------
     Benefit obligation at end of period                   $ 1,611            $ 1,545           $ 1,590
-----------------------------------------------------------------------------------------------------------
     Change in plan assets
     Fair value of plan assets at beginning of period      $ 1,029            $   815           $   815
     Actual return on plan assets                               57                147                48
     Employer contributions                                     75                121                81
     Benefits paid                                             (45)               (54)              (48)
----------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of period            $ 1,116            $ 1,029           $   896
----------------------------------------------------------------------------------------------------------
     Funded status                                         $  (495)           $  (516)          $  (694)
     Unrecognized net loss                                      84                 84               241
     Unrecognized transition obligation (20-year
        amortization)                                          355                376               382
----------------------------------------------------------------------------------------------------------
     Recorded asset (liability)                            $   (56)           $   (56)          $   (71)
----------------------------------------------------------------------------------------------------------
     Discount rate                                            6.75%              6.75%              7.0%
     Expected return on plan assets                           7.5%               7.5%               8.0%

The components of postretirement benefits other than pension expense were:

                                          3 Months Ended       9 Months Ended     12 Months Ended
                                           September 30,        September 30,      September 30,
-------------------------------------------------------------------------------------------------
 In millions                              1999      1998       1999     1998      1999    1998
-------------------------------------------------------------------------------------------------
 Service cost                             $ 11      $  9       $ 33     $ 27      $ 47    $ 36
 Interest cost                              26        26         78       78        99     102
 Expected return on plan assets            (19)      (16)       (57)     (48)      (71)    (59)
 Amortization of loss (gain)                --         1         --        3        (2)      1
 Amortization of transition obligation       7         7         21       21        27      27
-------------------------------------------------------------------------------------------------
 Total expense                            $ 25      $ 27       $ 75     $ 81     $ 100   $ 107
-------------------------------------------------------------------------------------------------

The assumed rate of future increases in the per-capita cost of health care benefits is 8.25% for 1999, gradually decreasing to 5.0% for 2009 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of September 30, 1999, by $275 million and annual aggregate service and interest costs by $34 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of September 30, 1999, by $220 million and annual aggregate service and interest costs by $26 million.

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

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation program was $2 million, $3 million and $5 million for the three, nine and twelve months ended September 30, 1999, respectively, and $1 million, $8 million and $9 million for the three, nine and twelve months ended September 30, 1998, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $160 million, $342 million and $458 million for the three, nine and twelve months ended September 30, 1999, respectively; and $163 million, $377 million and $492 million for the three, nine and twelve months ended September 30, 1998, respectively.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                   12 Months Ended
                                    September 30,
---------------------------------------------------------

                                 1999             1998
---------------------------------------------------------

   Expected life                7 years         7 years
   Risk-free interest rate    4.7% - 5.6%     4.7% - 5.6%
   Expected volatility         17% - 18%          17%
---------------------------------------------------------

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

The investment in each project, as included in the consolidated balance sheet as of September 30, 1999, was:

                                         Original     Accumulated
                                          Cost of   Depreciation and      Under Ownership
In millions                              Facility     Amortization      Construction Interest
---------------------------------------------------------------------------------------------
Transmission systems:
  Eldorado                               $    36        $   6          $   3      60%
  Pacific Intertie                           241           81              6      50%
Generating stations:
  Four Corners Units 4 and 5 (coal)          460          320              2      48%
  Mohave (coal)                              321          210              3      56%
  Palo Verde (nuclear)(1)                  1,608        1,091             16      16%
  San Onofre (nuclear)(1)                  4,264        3,139             22      75%
-------------------------------------------------------------------------------------------
Total                                    $ 6,930      $ 4,847          $  52
--------------------------------------------------------------------------------------------

(1)  Reported as "Unamortized nuclear investment -- net."

Note 8. Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at September 30, 1999, were:

Year ended December 31,         In millions
-------------------------------------------
1999                             $   3
2000                                13
2001                                10
2002                                 6
2003                                 5
Thereafter                           9
-------------------------------------------
Total                            $  46
-------------------------------------------

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

Decommissioning expense was $34 million, $103 million and $149 million for the three, nine and twelve months ended September 30, 1999, respectively, and $41 million, $119 million and $155 million for the three, nine and twelve months ended September 30, 1998, respectively. The accumulated provision for decommissioning, excluding San Onofre Unit 1, was $1.3 billion at September 30, 1999, and $1.2 billion at both December 31, 1998, and September 30, 1998. The estimated costs to decommission San Onofre Unit 1 ( approximately $360 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments (cost basis) include:

                              Maturity         September 30,    December 31,   September 30,
  In millions                  Dates              1999             1998           1998
--------------------------------------------------------------------------------------------
  Municipal bonds            2000 - 2033        $  571          $  547          $  537
  Stocks                          -                503             550             543
  U.S. government issues     1999 - 2029           447             355             396
  Short-term and other       1999 - 2030           109              82              13
--------------------------------------------------------------------------------------------
  Total                                        $ 1,630         $ 1,534         $ 1,489
--------------------------------------------------------------------------------------------

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $25 million, $49 million and $68 million for the three, nine and twelve months ended September 30, 1999, respectively; and $17 million, $44 million and $55 million for the three, nine and twelve months ended September 30, 1998, respectively. Proceeds from sales of securities (which are reinvested) were $776 million, $1.8 billion and $2.1 billion for the three, nine and twelve months ended September 30, 1999, respectively; and $342 million, $911 million and $1.1 billion for the three, nine and twelve months ended September 30, 1998, respectively. Approximately 90% of the trust fund contributions were tax-deductible.

Other Commitments

SCE has fuel supply contracts which require payment only if the fuel is made available for purchase. Additionally, SCE's gas and coal fuel contracts require payment of certain fixed charges whether or not gas or coal is delivered.

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

SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. SCE's minimum commitment under both contracts is approximately $172 million through 2017. The purchased-power contract (approximately $30 million) is expected to provide approximately 5.5% of current or estimated future operating capacity, and is reported as a long-term liability. The transmission service contract requires a minimum payment of approximately $6 million a year.

Certain commitments for the years 1999 through 2003 are estimated below:

In millions                            1999    2000    2001    2002   2003
---------------------------------------------------------------------------
Projected construction expenditures    $ 975   $ 940  $ 891   $ 860  $ 856
Fuel supply contracts                    168     138    124     140    133
Purchased-power capacity payments        654     629    627     625    620
---------------------------------------------------------------------------

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

SCE's recorded estimated minimum liability to remediate its 49 identified sites is $165 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $284 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $85 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $130 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended September 30, 1999, were $15 million.

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

Spent Nuclear Fuel

Under federal law, the DOE is responsible for the selection and development of a facility for disposal of spent nuclear fuel and high-level radioactive waste. Such a facility was to be in operation by January 1998. However, the DOE did not meet its obligation. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) earnings for the three, nine and twelve months ended September 30, 1999, were $160 million, $343 million and $458 million, respectively, compared with $163 million, $375 million and $491 million for the same periods in 1998. The year-to-date and twelve-months-ended decreases were mainly due to the scheduled refueling outages at the San Onofre Nuclear Generating Station during the first half of 1999.

Operating Revenue

As a result of industry restructuring, customers have an option to buy power from SCE or directly from the power exchange (PX), thus becoming direct access customers. Direct access customers are continuing to be billed by SCE, but are also given a credit for the generation portion of their bills. Operating revenue decreased 3% for the three months ended September 30, 1999, compared to the year-earlier period, primarily due to a credit given to customers who choose direct access. Operating revenue increased for the nine months ended September 30, 1999, compared to the same period last year. The increase resulted primarily from maintenance service SCE is providing the new owners of the divested gas- and oil-fueled plants, partially offset by the energy credit given to direct access customers in the third quarter of 1999. Over 93% of operating revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Legislation enacted in September 1996 provided for, among other things, a 10% rate reduction for residential and small commercial customers beginning in 1998 and other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour). See the discussion in Regulatory Environment below.

Operating Expenses

Fuel expense decreased 33% and 40%, respectively, for the nine and twelve months ended September 30, 1999, compared with the same periods in 1998. The decreases resulted from the sale of the generating plants in 1998.

Since April 1, 1998, SCE has been required to sell all of its generated power through the PX and acquire all of its power through the PX to distribute to its customers. These transactions with the PX are reported net. PX purchased-power expense decreased for the quarter ended September 30, 1999, compared to the year-earlier period, due to lower prices and lower volume of purchases during the third quarter of 1999. The lower volume was partially due to an increase in direct access customers. PX purchased-power expense increased for the year-to-date and twelve-months ended periods due to higher prices in May and June of 1999. There were no comparable purchases during the first quarter of 1998. SCE is continuing to purchase power under existing contracts from certain nonutility generators (known as qualifying facilities) and from other utilities. This purchased power is also sold through the PX. Purchased-power expense -- contracts decreased for the three, nine and twelve months ended September 30, 1999, compared to the same periods last year, primarily due to SCE entering into settlements to end its contractual obligations with certain qualifying facilities. SCE was required under federal law to purchase power from certain qualifying facilities at CPUC-mandated prices even though energy and capacity prices under these contracts are generally higher than other sources. For the twelve months ended September 30, 1999, SCE paid about $1.5 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources.

Provisions for regulatory adjustment clauses increased for the three months ended September 30, 1999, compared to the year-earlier period. The quarterly increase primarily reflects overcollections related to the difference between generation-related revenue and generation-related costs and overcollections related to the administration of public purpose funds. These overcollections were partially offset by revenue deferrals related to the rate-making treatment of the rate reduction notes. This rate-making treatment has allowed for the deferral of the recovery of a portion of the transition-related costs, from a four-year period to a 10-year period. Provisions for regulatory adjustment clauses decreased for the nine and twelve months ended September 30, 1999, compared to same periods last year. These decreases were mainly due to undercollections related to the difference between generation-related revenue and generation-related costs and the rate-making treatment of the rate reduction notes. These undercollections were partially offset by overcollections related to the administration of public purpose funds. See the discussion in Revenue and Cost-Recovery Mechanisms.

Other operating expenses decreased 16% for the three months ended September 30, 1999, compared to the same period in 1998, primarily due to a reduction in mandated transmission service (known as must-run reliability services) expenses due to a new calculation method adopted by the FERC, partially offset by an increase in grid management payments to the independent system operator (ISO). Other operating expenses increased for the nine and twelve months ended September 30, 1999, mostly due to increases in direct access activities and PX costs incurred by SCE in early 1999. These increases were partially offset by the decrease in the third quarter discussed above.

Maintenance expense decreased 19% for the quarter ended September 30, 1999, compared to the year-earlier period, mainly due to lower expenses incurred at distribution facilities.

Depreciation, decommissioning and amortization expense increased for the three, nine and twelve months ended September 30, 1999, compared to the prior-year periods, primarily due to the recovery of direct-access related items as a result of a recent CPUC decision. The twelve-months-ended increase also reflects the amortization of the loss on the sales of the generating plants in 1998. The amortization of the loss on plant sales is part of the competition transition charge (CTC) mechanism.

Income taxes decreased for the three, nine and twelve months ended September 30, 1999, compared to the same periods in 1998, primarily due to the increased tax expense associated with the gain on plant sales in 1998. The year-to-date and twelve-months-ended decreases are also due to lower pre-tax income for those periods. In addition, the twelve-months-ended decrease resulted from the increased tax expense associated with CTC amortization in the 1998 period.

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

Other nonoperating income decreased for the three months ended September 30, 1999, compared to the prior-year period, primarily due to additional accruals for regulatory matters in 1999 and the reversal of an accrual in 1998, partially offset by the gain on sale of an equity investment. Other nonoperating income increased for the both the nine and twelve months ended September 30, 1999, mostly due to the gain on sales of equity investments, partially offset by the third quarter decreases discussed above. The twelve-months-ended increase also reflects regulatory accruals made in the fourth quarter of 1997.

Interest Expense

Other interest expense increased 30% and 28%, respectively, for the three and nine months ended September 30, 1999, compared to the same periods in 1998, mostly due to higher overall short-term debt balances necessary to meet general cash requirements during the periods.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $596 million, $1.4 billion and $1.6 billion, respectively, for the three, nine and twelve months ended September 30, 1999, compared with $181 million, $870 million and $1.3 billion for the same periods in 1998. Cash from operations exceed capital requirements for all periods presented. SCE's cash flow coverage of dividends for the three, nine and twelve months ended September 30, 1999, was 2.2 times, 2.6 times and
2.2 times, respectively, compared to 0.4 times, 0.9 times and 0.6 times for the year-earlier periods. The increases in 1999 primarily reflect the special dividends SCE paid to Edison International ($350 million in second quarter 1998, $330 million in third quarter 1998 and $1.2 billion in December 1997 from the rate reduction note proceeds).

Cash Flows from Financing Activities

At September 30, 1999, SCE had total credit lines of $1.25 billion, with $50 million available for short-term debt and $515 million available for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates and expire in 2002.

Short-term debt is used to finance fuel inventories and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and trust indenture. As of September 30, 1999, SCE could issue approximately $11.2 billion of additional first and refunding mortgage bonds and $2.9 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its affiliates that are not rate-regulated. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 1999, SCE had the capacity to pay approximately $586 million in additional dividends and continue to maintain its authorized capital structure.

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

The remaining series of outstanding rate reduction notes have scheduled maturities beginning in 2000 and ending in 2007, with interest rates ranging from 6.14% to 6.42%. The rate reduction notes are secured solely by the transition property and certain other assets of SCE Funding LLC, and there is no recourse to SCE or Edison International.

Although SCE Funding LLC is consolidated with SCE in the financial statements, as required by generally accepted accounting principles, SCE Funding LLC is legally separate from SCE, the assets of SCE Funding LLC are not available to creditors of SCE or Edison International, and the transition property is legally not an asset of SCE or Edison International.

On October 25, 1999, SCE issued $175 million of floating rate notes, due October 2000.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, proceeds from the sale of generating plants (see the discussion in Regulatory Environment below) and funding of nuclear decommissioning trusts. Decommissioning costs are accrued and recovered in rates over the term of each nuclear generating facility's operating license. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($1.9 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $25 million per year.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in energy prices and interest rates. SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

As a result of the rate freeze established in the restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been reasonable, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The price cap instituted by the ISO in the summer of 1998 was $250/MWh. In October 1999, that cap was raised to $750/MWh and will remain at that level through the summer of 2000, unless certain identified market improvements do not occur. Under such circumstances, the price cap will be reduced to $500/MWh. SCE has entered into hedges against high natural gas prices, since increases in natural gas prices tend to raise the price of electricity.

In July 1999, SCE began participating in forward purchases through a PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy for six days a week (excluding Sundays and holidays) for 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC has currently limited SCE's use of the PX block forward market to a maximum of approximately 2,400 MW in any month. SCE requested permission from the CPUC to begin a pilot demand responsiveness program that would allow customers to be paid to curtail their load during times of very high prices. This request was denied for 1999, but SCE will continue to work with the CPUC and others to implement some form of demand responsiveness programs prior to the summer of 2000.

A 10% increase in market interest rates would result in a $7 million increase in the fair value of SCE's interest rate hedge agreements. A 10% decrease in market interest rates would result in a $7 million decline in the fair market value of interest rate hedge agreements. A 10% increase in natural gas prices would result in a $21 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $13 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are: 1999-- $975 million; 2000-- $940 million; 2001-- $891 million; 2002-- $860 million; and
2003-- $856 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 1999, are: 2000 -- $568 million; 2001 -- $647 million; 2002 -- $247 million; 2003 -- $572 million; and 2004 --
$372 million.

Preferred stock redemption requirements for the five twelve-month periods following September 30, 1999, are: 2000 and 2001 -- zero; 2002 -- $105 million; 2003 -- $9 million; and 2004 -- $9 million.

Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment is changing as a result of a 1995 CPUC decision on restructuring and state legislation enacted in 1996. The Statute substantially adopted the CPUC's restructuring decision by addressing stranded-cost recovery for utilities and providing a certain cost-recovery time period for the transition costs associated with generation-related assets. The Statute also included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the 1998--2001 transition period. In addition, the Statute mandated the implementation of the CTC (see the detailed discussion below) that provides utilities the opportunity to recover costs made uneconomic by electric utility restructuring.

Revenue and Cost-Recovery Mechanisms

Revenue is determined by various mechanisms depending on the utility operation. Revenue related to distribution operations is being determined through a performance-based rate-making mechanism (PBR) and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. The distribution PBR will extend through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for customer satisfaction; service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations. Transmission revenue is being determined through FERC-authorized rates that are subject to refund.

SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE has estimated its transition costs to be approximately $10.6 billion (1998 net present value) from 1998 through 2030. This estimate was based on incurred costs, forecasts of future costs and assumed market prices. However, changes in the assumed market prices could materially affect these estimates. Transition costs related to power-purchase contracts are being recovered through the terms of their contracts while most of the remaining transition costs will be recovered through 2001. The potential transition costs are comprised of $6.4 billion from SCE's qualifying facilities contracts, which are the direct result of prior legislative and regulatory mandates, and $4.2 billion from costs pertaining to certain generating assets (including the 1998 sale of SCE's generating plants) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

Revenue from generation-related operations is being determined through the competitive market and the CTC mechanism, which now includes the nuclear rate-making agreements. The portion of revenue related to fossil and hydroelectric generation operations that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market. In 1999, fossil and hydroelectric generation assets have the opportunity to earn a 7.22% return.

SCE is recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion and in December 2003 for the incentive-pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism.

The changes in distribution, transmission and generation revenue from the regulatory mechanisms discussed above, excluding the effects of other rate actions, are expected to have an approximately $20 million negative impact on 1999 earnings.

In March 1997, SCE filed its first FERC transmission rate case. In March 1999, a proposed FERC decision was issued which recommended a reduced rate of return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a reduced return on transmission assets of 8.41% (compared to the current rate of 9.43% being earned on transmission assets). SCE filed comments opposing the proposed decision in May 1999. In response to a recent FERC ruling, on November 1, 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected in early 2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

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

On September 16, 1999, the CPUC approved the settlement agreement between SCE, the CPUC's Office of Ratepayer Advocates and several other parties allowing SCE to recover substantially all (approximately $300 million) of its restructuring implementation costs (incurred and estimated) for the period 1997-2001. In addition, the settlement provides that up to $210 million of generation-related costs (transition costs) that are displaced by recovery of the restructuring implementation costs during the rate freeze may be recovered after December 31, 2001, the date SCE would cease to recover these transition costs under restructuring legislation.

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

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.6 billion, after tax, at September 30, 1999) as a one-time, non-cash charge against earnings. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

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

SCE's recorded estimated minimum liability to remediate its 49 identified sites is $165 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 40% of its recorded liability. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $284 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. SCE has sold all of its gas- and oil-fueled power plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 41 of its sites, representing $85 million of its recorded liability, through an incentive mechanism. Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $130 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended September 30, 1999, were $15 million.

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

The 1990 Federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). The act also calls for a study to determine if additional regulations are needed to reduce regional haze in the southwestern U.S. In addition, another study was undertaken to determine the specific impact of air contaminant emissions from the Mohave Generating Station on visibility in Grand Canyon National Park. The final report on this study, which was issued in March 1999, found negligible correlation between measured Mohave station tracer concentrations and visibility impairment. The absence of any obvious relationship cannot rule out Mohave station contributions to haze in Grand Canyon National Park, but strongly suggests that other sources were primarily responsible for the haze. In June 1999, the Environmental Protection Agency issued an advanced notice of proposed rulemaking regarding assessment of visibility impairment at the Grand Canyon. SCE intends to file comments on the proposed rulemaking. At this time, SCE is unable to predict the potential effect of these studies on sulfur dioxide regulations for Mohave, or what effect the final reports may have on SCE's results of operations or financial position.

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

SCE has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort. SCE divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing and implementation. SCE met its goal to have 100% of its critical systems Year 2000-ready by July 1, 1999. A critical system is defined as those applications and systems, including embedded processor technology, which if not appropriately remediated, may have a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. A system, application or physical asset is deemed to be Year 2000-ready if it is determined by SCE to be suitable for continued use through 2028 (or through the last year of the anticipated life of the asset, whichever occurs first), even though it may not be fully Year 2000-compliant. A system, application, or physical asset is deemed to be Year 2000-compliant if it accurately processes date/time data, such as calculating, comparing, and sequencing from, into, and between the 20th and 21st centuries, 1999 and 2000, and leap-year calculations.

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

Ongoing efforts continue to focus on non-critical systems and on guarding against reintroduction of components that are not Year 2000-ready into Year 2000-ready systems. SCE has adopted a technology production freeze beginning November 15, 1999, and extending through January 15, 2000. During this period, any changes to SCE's production environment will be tightly controlled. The freeze covers changes to physical assets with embedded processors and information technology infrastructure, and includes moves, adds and changes to communications equipment, computers and software applications.

The other essential component of the Year 2000 program is to identify and assess vendor products and business partners for Year 2000 readiness, as these external parties may have the potential to impact SCE's Year 2000 readiness. SCE has implemented a process to identify and contact vendors and business partners to determine their Year 2000 status. Evaluation of responses and other follow-up activities are substantially complete. SCE's general policy requires that all newly purchased products and services be Year 2000-ready or otherwise designed to allow SCE to determine whether such products and services present Year 2000 issues. SCE is also working to address Year 2000 issues related to all ISO and PX interfaces, as well as joint ownership facilities. SCE exchanges Year 2000-readiness information (including, but not limited to, test results and related data) with its affiliates and other external parties as part of its Year 2000-readiness efforts.

SCE's current estimate of its Year 2000 costs, including the costs of new hardware and software application modification, work on contingency planning efforts discussed below and continuing work on non-critical assets, is $69 million, about 38% of which is expected to be capital costs. SCE's Year 2000 costs expended through September 30, 1999, were $60 million. SCE expects current rate levels for providing electric service to be sufficient to provide funding for utility-related modifications.

Although SCE expects that its critical facilities, systems, information technology infrastructure and physical assets will remain fully Year 2000-ready, there can be no assurance that the facilities, systems, infrastructure and physical assets of other companies on which the systems and operations of SCE rely will be converted on a timely basis and will remain ready for 2000. SCE believes that prudent business practices call for development of contingency plans. These plans include provisions for monitoring, validating and managing the continued performance of SCE Year 2000-sensitive systems and assets during critical transition periods, development of work-arounds and expedited fix-on-failure strategies. Where appropriate, contingency plans include scheduling of key personnel, identification of alternate suppliers and securing adequate on-site supplies of critical materials. SCE plans to have more than 500 additional personnel, over and above normal holiday staffing, at key facilities for the Year 2000 rollover.

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

Where appropriate, the plans utilize or supplement the existing Corporate Emergency Response and Recovery Plan, and Information Technology disaster recovery plan, for identified Year 2000-related events. SCE's Year 2000 contingency plans are designed to coordinate and interface with the California ISO and the PX and to satisfy Western System Coordinating Council (WSCC) and North American Electric Reliability Council (NERC) recommendations and Nuclear Energy Institute guidelines. SCE will continue to work with these industry groups, as well as the Electric Power Research Institute and other major interconnecting utilities, regarding its contingency plans. Initial development of these plans was completed in June 1999. SCE filed a report on its contingency plans, as required, with the CPUC on July 1, 1999. Contingency plans have been used in conducting SCE and electric industry drills and will continue to be used to conduct internal exercises during the fourth quarter of 1999. SCE expects that its contingency plans will continue to be revised and enhanced as 2000 approaches.

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

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects of new laws and regulations relating to restructuring and other matters; the effects of increased competition in the electric utility business and other energy-related businesses, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; the terms of divestiture of utility generation assets; changes in market interest rates; new or increased environmental liabilities; the ability to create and expand new businesses such as telecommunications; the effects of the Year 2000 Issue; municipalization and other unforeseen events.

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

On April 1, 1999, the Court signed a stipulation and order submitted by the parties staying all proceedings to allow the parties to engage in settlement discussions. The Court and the parties have continued the stay in effect through and including November 30, 1999, in order to permit the continuation of settlement discussions. As a result of the stay, all discovery has been suspended. Furthermore, during the period of the stay, the Court will not issue orders or rulings on matters taken under submission.

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

SCE was previously involved, along with other defendants, in two earlier cases raising allegations similar to those described above. Although SCE is no longer actively involved in these actions, the impact on SCE, if any, from further proceedings in those cases against the remaining defendants cannot be determined at this time.

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

On March 8, 1999, the parties filed a stipulated request for a 60-day stay which was granted and ordered, by the Court on March 9, 1999. A subsequent stay was granted, which was to expire on July 6, 1999 before being extended to July 20, 1999. No further stay has been sought or is in effect at this time. On July 6, 1999, each party filed an opposition to the other parties' motion for summary judgment. On August 2, 1999, defendants filed a reply to plaintiffs' opposition. On August 5, 1999, plaintiffs filed a reply to defendant's opposition. On October 6, 1999, the parties filed a consent decree with the Federal District Court in Las Vegas, requesting the judge to approve the decree, and simultaneously dismiss the lawsuit. The decree provides that certain environmental control hardware (lime spray dryers, fabric filter baghouses and low NOx burners) should be installed on the facility by December 31, 2005, in order to continue to operate the plant as a coal-fired facility after that date.

                            Navajo Nation Litigation

On June 18, 1999, SCE, was served with a complaint filed by the Navajo Nation in the United States District Court for the District of Columbia against Peabody Holding Company and certain of its affiliates (Peabody), Salt River Project Agricultural Improvement and Power District, and SCE. The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims. Peabody supplies coal from mines on Navajo Nation lands to Mohave. The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated. SCE joined Peabody's motion to strike the Navajo Nation's complaint. In addition, SCE and other defendants filed motions to dismiss, which will be argued on February 11, 2000. In the meantime, the Court has stayed discovery.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 Certificate of Amendment and Restated Articles of Incorporation of SCE effective June 1, 1993 (File No. 1-2313, Form 10-K for the year ended December 31, 1993)*

3.2 Certificate of Correction of Restated Articles of Incorporation of SCE dated June 23, 1997 (File No. 1-2313, Form 10-Q for the quarter ended September 30,
1997)*

3.3 Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on April 15, 1999 (File No. 1-2313, Form 10-Q for the quarter ended June 30, 1999)*

10.1 Executive Retirement Plan Restated Effective April 1, 1999

10.2 Executive Supplemental Benefit Program as Amended January 30, 1990

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

                          SOUTHERN CALIFORNIA EDISON COMPANY
                                            (Registrant)

                          By       THOMAS M. NOONAN
                                   ------------------------------
                                   THOMAS M. NOONAN
                                   Vice President and Controller

                          By       KENNETH S. STEWART
                                   ------------------------------
                                   KENNETH S. STEWART
                                   Assistant General Counsel and
                                   Assistant Secretary

November 10, 1999