Form 10-Q
period 2000-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 2000-05-12
CIK 92103

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

                                       OR

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ------------ to ------------------

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

                 Class                   Outstanding at May 9, 2000
-----------------------------------------------------------------------------
      Common Stock, no par value                 434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX
                                                                       Page
                                                                        No.
                                                                       ----
Part I.  Financial Information:

   Item 1.   Consolidated Financial Statements:

       Report of Independent Public Accountants                           1

       Consolidated Statements of Income -- Three and
          Twelve Months Ended March 31, 2000, and 1999                    2

       Consolidated Statements of Comprehensive Income--
          Three and Twelve Months Ended March 31, 2000, and 1999          2

       Consolidated Balance Sheets-- March 31, 2000,
          December 31, 1999, and March 31, 1999                           3

       Consolidated Statements of Common Shareholder's
          Equity-- Three and Twelve Months Ended
          March 31, 2000, and 199                                         5

       Consolidated Statements of Cash Flows--
          Three and Twelve Months Ended
          March 31, 2000, and 1999                                        6

       Notes to Consolidated Financial Statements                         7

   Item 2.   Management's Discussion and Analysis of Results
             of Operations and Financial Condition                       26


Part II. Other Information:

   Item 1.   Legal Proceedings                                           35

   Item 4.   Submission of Matters to a Vote of Security Holders         36

   Item 6.   Exhibits and Reports on Form 8-K                            36

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Report of Independent Public Accountants

To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE) and its subsidiaries as of March 31, 2000, December 31, 1999, and March 31, 1999, and the related consolidated statements of income, comprehensive income, common shareholder's equity and cash flows for each of the three- and twelve-month periods ended March 31, 2000, and 1999. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of March 31, 2000, December 31, 1999, and March 31,1999, and the results of their operations and their cash flows for each of the three- and twelve-month periods ended March 31, 2000, and 1999, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP


Los Angeles, California
May 8, 2000

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                                                  3 Months Ended             12 Months Ended
                                                                     March 31,                   March 31,
----------------------------------------------------------- ----------------------------- -------------------------
                                                                 2000           1999         2000          1999
----------------------------------------------------------- ----------------------------- -------------------------
Operating revenue                                          $ 1,829,693    $ 1,684,884   $ 7,692,643  $ 7,620,927
-------------------------------------------------------------------------------------------------------------------

Fuel                                                            55,291         60,363       220,656      265,533
Purchased power-- contracts                                    428,174        609,906     2,237,415    2,659,300
Purchased power-- PX / ISO-- net                                75,961        116,956       718,822      753,299
Provisions for regulatory adjustment clauses-- net             102,954       (279,636)     (380,062)    (450,619)
Other operating expenses                                       323,903        406,634     1,486,565    1,641,866
Maintenance                                                     84,474         88,884       359,512      398,118
Depreciation, decommissioning and amortization                 376,331        386,618     1,537,450    1,550,282
Income taxes                                                   122,988         82,796       491,442      408,915
Property and other taxes                                        39,379         38,348       122,659      127,369
Net gain on sale of utility plant                               (6,224)        (2,200)       (7,058)    (610,609)
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                     1,603,231      1,508,669     6,787,401    6,743,454
-------------------------------------------------------------------------------------------------------------------

Operating income                                               226,462        176,215       905,242      877,473
-------------------------------------------------------------------------------------------------------------------

Allowance for equity funds used during construction              3,616          2,833        13,788       12,231
Interest and dividend income                                    19,850         14,148        75,091       62,948
Other nonoperating income (deductions)-- net                    (6,792)         9,018        28,173       (3,359)
-------------------------------------------------------------------------------------------------------------------

Total other income-- net                                        16,674         25,999       117,052       71,820
-------------------------------------------------------------------------------------------------------------------

Income before interest expense                                 243,136        202,214     1,022,294      949,293
-------------------------------------------------------------------------------------------------------------------

Interest and amortization on long-term debt                     95,244         98,643       389,495      396,147
Other interest expense                                          32,216         24,134        99,638       71,023
Allowance for borrowed funds used
   during construction                                          (3,148)        (2,461)      (11,975)      (8,615)
Capitalized interest                                              (135)          (796)         (550)      (1,933)
-------------------------------------------------------------------------------------------------------------------

Total interest and amortization expense-- net                  124,177        119,520       476,608      456,622
-------------------------------------------------------------------------------------------------------------------

Net income                                                     118,959         82,694       545,686      492,671
Dividends on preferred stock                                     5,648          6,199        25,338       24,072
-------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                        $   113,311     $   76,495   $   520,348  $   468,599
-------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands

                                                                   3 Months Ended             12 Months Ended
                                                                     March 31,                   March 31,
----------------------------------------------------------- -----------------------------------------------------
                                                                 2000           1999          2000         1999
----------------------------------------------------------- -----------------------------------------------------

Net income                                                  $ 118,959       $ 82,694      $ 545,686    $ 492,671
Unrealized gain (loss) on securities-- net                      2,814         (6,215)        37,037       (8,050)
Reclassification adjustment for gains included in net income       --        (17,371)       (28,548)     (35,207)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                                        $ 121,773       $ 59,108      $ 554,175    $ 449,414
-------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                                 March 31,         December 31,         March 31,
                                                                   2000                1999               1999
-------------------------------------------------------------------------------------------------------------------

ASSETS

   Utility plant, at original cost:
     Transmission and distribution                            $ 12,558,206       $ 12,439,059      $ 11,901,873
     Generation                                                  1,736,204          1,717,676         1,692,358
  Accumulated provision for depreciation and decommissioning    (7,705,363)        (7,520,036)       (7,129,034)
  Construction work in progress                                    664,606            562,651           629,202
  Nuclear fuel, at amortized cost                                  117,571            132,197           164,489
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                              7,371,224          7,331,547         7,258,888
-------------------------------------------------------------------------------------------------------------------

Nonutility property--less accumulated
   provision for depreciation of $7,721, $6,797
   and $7,865 at respective dates                                  100,237            103,644            75,303
Nuclear decommissioning trusts                                   2,580,656          2,508,904         2,311,082
Other investments                                                  159,811            160,241           140,324
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                               2,840,704          2,772,789         2,526,709
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents                                               131,008             26,046           122,310
Receivables, including unbilled revenue, less
   allowances of $23,971, $24,665 and $24,638
   for uncollectible accounts at respective dates                  990,853          1,013,661         1,048,104
Fuel inventory                                                      40,296             49,989            53,674
Materials and supplies, at average cost                            124,595            122,866           118,136
Accumulated deferred income taxes-- net                            125,446            188,143            89,832
Regulatory balancing accounts-- net                                     --                 --           283,690
Prepayments and other current assets                                55,626            111,151            54,865
------------------------------------------------------------------------------------------------------------------

Total current assets                                             1,467,824          1,511,856         1,770,611
------------------------------------------------------------------------------------------------------------------

Unamortized nuclear investment-- net                             1,167,340          1,365,848         1,962,973
Income tax-related deferred charges                              1,305,704          1,272,947         1,502,897
Regulatory balancing accounts-- net                              1,806,882          1,714,973           690,500
Unamortized debt issuance and reacquisition expense                329,278            335,044           341,702
Other deferred charges                                           1,405,841          1,352,302         1,063,279
------------------------------------------------------------------------------------------------------------------

Total deferred charges                                           6,015,045          6,041,114         5,561,351
------------------------------------------------------------------------------------------------------------------

Total assets                                                  $ 17,694,797       $ 17,657,306      $ 17,117,559
------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                                 March 31,         December 31,         March 31,
                                                                   2000                1999               1999
-------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares
      outstanding at each date)                               $ 2,168,054         $ 2,168,054      $ 2,168,054
   Additional paid-in capital                                     335,073             335,038          334,031
   Accumulated other comprehensive income                          24,365              21,551           15,876
   Retained earnings                                              625,514             608,453          700,146
------------------------------------------------------------------------------------------------------------------

                                                                3,153,006           3,133,096        3,218,107
------------------------------------------------------------------------------------------------------------------

Preferred stock:
   Not subject to mandatory redemption                            128,755             128,755          128,755
   Subject to mandatory redemption                                255,700             255,700          255,700
Long-term debt                                                  5,109,691           5,136,681        5,052,393
------------------------------------------------------------------------------------------------------------------

Total capitalization                                            8,647,152           8,654,232        8,654,955
------------------------------------------------------------------------------------------------------------------

Current portion of long-term debt                                 447,841             571,300          716,231
Short-term debt                                                   849,154             795,988          629,197
Accounts payable                                                  424,718             573,919          381,167
Accrued taxes                                                     589,939             500,709          681,366
Accrued interest                                                   83,135              82,554           92,504
Dividends payable                                                  99,474              94,407           94,343
Regulatory balancing accounts-- net                               196,201              75,693               --
Deferred unbilled revenue and other current liabilities         1,577,918           1,440,387        1,169,271
-----------------------------------------------------------------------------------------------------------------

Total current liabilities                                       4,268,380           4,134,957        3,764,079
-----------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes-- net                         2,880,022           2,938,661        2,941,112
Accumulated deferred investment tax credits                       194,941             205,197          239,351
Customer advances and other deferred credits                      815,818             823,992          804,233
Power purchase contracts                                          538,588             563,459          351,253
Other long-term liabilities                                       349,554             336,473          362,257
-----------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                    4,778,923           4,867,782        4,698,206
-----------------------------------------------------------------------------------------------------------------

Minority interest                                                     342                 335              319
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2, 10 and 11)

Total capitalization and liabilities                         $ 17,694,797        $ 17,657,306     $ 17,117,559
-----------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
In thousands

                                                                           Accumulated                  Total
                                                          Additional         Other                      Common
                                              Common       Paid-in        Comprehensive   Retained    Shareholder's
                                               Stock       Capital           Income       Earnings      Equity
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998               $ 2,168,054      $ 334,031       $ 39,462     $ 793,625      $ 3,335,172
-------------------------------------------------------------------------------------------------------------------
   Net income                                                                               82,694           82,694
   Unrealized gain on securities                                              (8,635)                        (8,635)
      Tax effect                                                               2,420                          2,420
   Reclassified adjustment for gain
      included in net income                                                 (29,220)                       (29,220)
      Tax effect                                                              11,849                         11,849
   Dividends declared on common stock                                                     (169,114)        (169,114)
   Dividends declared on preferred stock                                                    (6,199)          (6,199)
   Stock option appreciation                                                                  (860)            (860)
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999                  $ 2,168,054      $ 334,031       $ 15,876     $ 700,146      $ 3,218,107
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999               $ 2,168,054      $ 335,038       $ 21,551     $ 608,453      $ 3,133,096
-------------------------------------------------------------------------------------------------------------------
   Net income                                                                              118,959          118,959
   Unrealized gain on securities                                               4,733                          4,733
      Tax effect                                                              (1,919)                        (1,919)
   Dividends declared on common stock                                                      (95,516)         (95,516)
   Dividends declared on preferred stock                                                    (5,648)          (5,648)
   Stock option appreciation                                                                  (734)            (734)
   Capital stock expense                                           35                                            35
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                  $ 2,168,054      $ 335,073       $ 24,365     $ 625,514      $ 3,153,006
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998                  $ 2,168,054      $ 334,031       $ 59,133   $ 1,408,330      $ 3,969,548
-------------------------------------------------------------------------------------------------------------------
   Net income                                                                              492,671          492,671
   Unrealized gain on securities                                             (13,541)                       (13,541)
      Tax effect                                                               5,491                          5,491
   Reclassified adjustment for gain
      included in net income                                                 (59,221)                       (59,221)
      Tax effect                                                              24,014                         24,014
   Dividends declared on common stock                                                   (1,174,327)      (1,174,327)
   Dividends declared on preferred stock                                                   (24,072)         (24,072)
   Stock option appreciation                                                                (2,455)          (2,455)
   Reacquired capital stock expense and other                                                   (1)              (1)
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999                  $ 2,168,054      $ 334,031       $ 15,876     $ 700,146      $ 3,218,107
-------------------------------------------------------------------------------------------------------------------
   Net income                                                                              545,686          545,686
   Unrealized gain on securities                                              59,182                         59,182
      Tax effect                                                             (22,145)                       (22,145)
   Reclassified adjustment for gain
      included in net income                                                 (48,021)                       (48,021)
      Tax effect                                                              19,473                         19,473
   Dividends declared on common stock                                                     (592,286)        (592,286)
   Dividends declared on preferred stock                                                   (25,338)         (25,338)
   Stock option appreciation                                                                (2,693)          (2,693)
   Reacquired capital stock expense and other                                                   (1)              (1)
   Capital stock expense                                        1,042                                         1,042
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                  $ 2,168,054      $ 335,073       $ 24,365     $ 625,514      $ 3,153,006
-------------------------------------------------------------------------------------------------------------------

Authorized common stock is 560 million shares with no par value.


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                                                    3 Months Ended               12 Months Ended
                                                                       March 31,                    March 31,
------------------------------------------------------------ ------------------------------ --------------------------
                                                                 2000           1999           2000           1999
------------------------------------------------------------ ------------------------------ --------------------------

Cash flows from operating activities:
Net income                                                $   118,959    $    82,694    $   545,686    $   492,671
Adjustments for non-cash items:
   Depreciation, decommissioning and amortization             376,331        386,618      1,537,450      1,550,282
   Other amortization                                          25,496         20,618         99,938         96,785
   Deferred income taxes and investment
      tax credits                                             (38,955)        82,565         56,079       (113,831)
   Other long-term liabilities                                 12,893         52,523         (8,518)        25,262
   Regulatory balancing accounts-- long-term                  (91,909)      (329,097)    (1,116,382)       (82,862)
   Regulatory asset related to sale of generating plants           (2)           241            (64)      (121,950)
   Net loss (gain) on sale of oil and gas plants                   19         (1,124)           206       (628,380)
   Other-- net                                                (43,143)       (24,319)       (94,949)       (15,375)
Changes in working capital:
   Receivables                                                 22,808         64,526         57,251       (296,785)
   Regulatory balancing accounts                              120,508          3,688        479,891       (396,250)
   Fuel inventory, materials and supplies                       7,964         (4,252)         6,919         12,932
   Prepayments and other current assets                        55,525         37,127           (761)          (426)
   Accrued interest and taxes                                  89,811          5,087       (100,796)       132,241
   Accounts payable and other current liabilities             (74,971)         6,622        270,897        331,522
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                     581,334        383,517      1,732,847        985,836
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Long-term debt issued                                         248,278             --        739,118             --
Long-term debt repaid                                        (325,000)            --       (687,872)      (321,589)
Rate reduction notes repaid                                   (60,952)       (70,531)      (236,721)      (305,011)
Preferred stock redeemed                                           --             --             --        (74,300)
Nuclear fuel financing-- net                                  (14,362)        (8,836)       (42,814)        16,031
Short-term debt financing-- net                                53,166        159,632        219,957        283,956
Dividends paid                                               (100,216)      (172,125)      (613,822)    (1,200,852)
-------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                        (199,086)       (91,860)      (622,154)    (1,601,765)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                              (253,206)      (231,185)    (1,007,643)      (924,953)
Proceeds from sale of generating plants                            --             --             --      1,173,238
Funding of nuclear decommissioning trusts                     (23,182)       (37,126)      (101,994)      (160,367)
Unrealized gain (loss) on securities-- net                      2,814        (23,586)         8,489        (43,257)
Other-- net                                                    (3,712)        41,050           (847)        80,103
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities             (277,286)      (250,847)    (1,101,995)       124,764
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents               104,962         40,810          8,698       (491,165)
Cash and equivalents, beginning of period                      26,046         81,500        122,310        613,475
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                       $   131,008    $   122,310    $   131,008    $   122,310
-------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest-- net of amounts capitalized                     $    74,067    $    67,618    $   293,401    $   256,554
Taxes                                                              --             12        432,612        404,832


    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Summary of Significant Accounting Policies

Nature of Operations

Southern California Edison Company (SCE) is a rate-regulated electric utility which supplies electric energy for nearly 4.4 million customers in central, coastal and Southern California. SCE also produces electricity. All power generated by SCE is sold through the California Power Exchange (PX) and delivered by SCE to its customers. Utility rate-regulation continues to change as California transitions toward a more competitive utility environment.

Basis of Presentation

SCE's accounting policies conform with generally accepted accounting principles, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring state legislation and related changes in the rate-recovery of generation-related assets, SCE accounts for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general. Application of such accounting principles to SCE's generation assets began in 1997 and did not result in any adjustment of their carrying value; however, the carrying value of SCE's nuclear investments (excluding decommissioning) was reduced by $2.6 billion and a regulatory asset was established for the same amount in 1998.

The consolidated financial statements include SCE and its subsidiaries. Intercompany transactions have been eliminated. Certain prior-period amounts were reclassified to conform to the March 31, 2000, financial statement presentation.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Investments

Net unrealized gains (losses) on equity securities are recorded as a separate component of shareholder's equity under the caption "Accumulated other comprehensive income." Unrealized gains and losses on decommissioning trust funds are recorded in the accumulated provision for decommissioning.

All investments are classified as available-for-sale.

Regulation of Utility Business

SCE, which is subject to rate-regulation by the CPUC and the FERC, operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory.

SCE's rates are unbundled into separate charges for energy, transmission, distribution, the non-bypassable competition transition charge (CTC), public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates, subject to refund. Revenue related to distribution operations is being determined through a performance-based rate-making mechanism, and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. SCE's costs associated with its hydroelectric plants are also being recovered through a performance-based mechanism. This mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period (March 31, 2002), or until market valuation of the hydroelectric facilities, whichever occurs first. (See Hydroelectric Market Value Filing discussion in Note 2.) Revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement is credited against the costs to transition to a competitive market. Nuclear decommissioning costs are being recovered through a CPUC-authorized non-bypassable charge.

The CTC provides SCE the opportunity to recover its costs to transition to a competitive market. Transition costs related to power-purchase contracts are being recovered through the terms of the contracts while most other transition costs will be recovered through 2001. A portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001 has been financed by the issuance of rate reduction notes, allowing SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The notes allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. Additionally, the restructuring legislation contained provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 2000, SCE had the capacity to pay $81 million in additional dividends and continue to maintain its authorized capital structure.

Since April 1, 1998, when the new market structure began, SCE has been selling all of its electric generation through the PX and scheduling delivery through the California Independent System Operator (ISO), as mandated by the CPUC's 1995 restructuring decision. Through the PX and ISO, SCE satisfies the electric energy needs of customers who did not choose an alternative energy provider. These transactions are reported as "Purchased power -- PX/ISO -- net."

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Transactions through the PX and ISO were:

                                                3 Months Ended             12 Months Ended
                                                   March 31,                   March 31,
-----------------------------------------------------------------------------------------------

     In millions                             2000           1999           2000          1999
-----------------------------------------------------------------------------------------------

     Purchases                             $  517        $   399       $  2,595      $  2,383
     Generation sales                         441            282          1,876         1,630
-----------------------------------------------------------------------------------------------

     Purchased power-- PX/ISO-- net        $   76        $   117       $    719      $    753
-----------------------------------------------------------------------------------------------

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

Regulatory assets and liabilities included in the consolidated balance sheets are:

                                                             March 31,       December 31,       March 31,
       In millions                                             2000              1999             1999
----------------------------------------------------------------------------------------------------------
       Generation-related:

       Unamortized nuclear investment-- net                 $ 1,167            $ 1,366         $ 1,963
       Flow-through taxes                                       245                306             466
       Rate reduction notes-- transition cost deferral          800                707             433
       Unamortized loss on sale of plant                        107                122             167
       Purchased-power settlements                              507                531             318
       Environmental remediation                                 16                 16              16
       Regulatory balancing accounts and other                1,013              1,075             604
----------------------------------------------------------------------------------------------------------
       Subtotal                                               3,855              4,123           3,967
----------------------------------------------------------------------------------------------------------
       Other:

       Flow-through taxes                                     1,061                967           1,037
       Unamortized loss on reacquired debt                      289                295             308
       Environmental remediation                                106                111             121
       Regulatory balancing accounts and other                 (110)               (36)             60
----------------------------------------------------------------------------------------------------------

       Subtotal                                               1,346              1,337           1,526
----------------------------------------------------------------------------------------------------------

       Total                                                $ 5,201            $ 5,460         $ 5,493
----------------------------------------------------------------------------------------------------------

Generation-related regulatory assets and liabilities are being recovered through the CTC through March 31, 2002, except for the regulatory asset related to the rate reduction notes which will be recovered over the terms of the rate reduction notes. The other regulatory assets and liabilities are being recovered through other components of the unbundled rates.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.5 billion, after tax, at March 31, 2000) as a one-time, non-cash charge against earnings.

Regulatory Balancing Accounts

The difference between generation-related revenue and generation-related costs is being accumulated in the transition cost balancing account. Additionally, gains resulting from the sale of the 12 generating plants during 1998 were credited to the transition cost balancing account; the losses are being amortized over the remaining transition period and accumulated in the transition cost balancing account. These transition costs are being recovered from utility customers (with interest) through the CTC mechanism.

Income tax effects on all balancing account changes are deferred.

Nuclear

SCE is recovering its investments in San Onofre Nuclear Generating Station Units 2 and 3 and Palo Verde Nuclear Generating Station on an accelerated basis, as authorized by the CPUC. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return. San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are recovered through an incentive pricing plan which allows SCE to receive about 4(cent) per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through 2001.

The San Onofre incentive pricing plan and accelerated plant recovery and the Palo Verde balancing account are part of the transition cost balancing account. SCE will be required to share equally with ratepayers the net benefits received from operation of Palo Verde, beginning in 2002. The benefits of operation of the San Onofre units will also be shared equally with ratepayers beginning in 2004. Palo Verde's existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle.

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.7% for both the three and twelve months ended March 31, 2000, respectively, and 3.8% and 2.3% for the three and twelve months ended March 31, 1999, respectively.

SCE's net investment in generation-related utility plant was $1.0 billion at March 31, 2000, and December 31, 1999, and $1.1 billion at March 31, 1999.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.    Regulatory Matters

FERC Transmission Rate Case

SCE filed its first FERC transmission rate case in March 1997. The filing proposed a transmission revenue requirement of $211 million. In March 1999, a proposed FERC decision was issued recommending a return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a lower revenue requirement. SCE filed comments opposing the proposed decision in May 1999. In response to a FERC ruling, on November 1, 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected by mid-2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

Generating Plant Divestiture

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in the Mohave Generating Station. On April 6, 2000, the CPUC approved the auction process. On May 10, 2000, SCE agreed to sell its interest in Mohave to The AES Corporation for over $533 million. The transaction is subject to approval by the CPUC and the FERC. The sale is expected to close by November 2000.

On April 27, 2000, SCE agreed to sell its 16% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for a total price of $550 million. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. Palo Verde is located in Arizona and Four Corners is located in New Mexico. The transaction, which is subject to the approval of the CPUC, the Nuclear Regulatory Commission and other state and federal entities, is expected to close by mid-2001. For a certain period of time, competing offers may be solicited and any superior offers received are subject to matching rights by Pinnacle West Energy.

Hydroelectric Market Value Filing

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based and revenue-sharing mechanism. The application has broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-index operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected by the end of 2000.

Note 3.    Financial Instruments

Derivative Financial Instruments

SCE's risk management policy allows the use of derivative financial instruments to manage financial exposure on its investments and fluctuations in interest rates, but prohibits the use of these instruments for speculative or trading purposes.

SCE uses the hedge accounting method to record its derivative financial instruments, except for gas call options and PX block forward transactions. Hedge accounting requires an assessment that the transaction reduces risk, that the derivative be designated as a hedge at the inception of the derivative contract, and that the changes in the market value of a hedge move in an inverse direction to the item

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


being hedged. Under hedge accounting, the derivative itself is not recorded on SCE's balance sheet.Mark-to-market accounting would be used if the hedge accounting criteria were not met. Interest rate differentials and amortization of premiums for interest rate caps are recorded as adjustments to interest expense. If the derivatives were terminated before the maturity of the corresponding debt issuance, the realized gain or loss on the transaction would be amortized over the remaining term of the debt.

SCE has gas call options that mitigate its exposure to increases in natural gas prices. Increases in natural gas prices tend to increase the price of electricity purchased from the PX. The options cover various periods through 2001. Additionally, SCE participates in the PX block forward market. The PX block forward market allows SCE to purchase monthly blocks of energy and ancillary services for six days a week (excluding Sundays and holidays) for 8 to 16 hours a day. Purchases from the PX forward markets can be made up to 12 months in advance of the delivery date. The CPUC has increased SCE's PX block forward market participation limits to a maximum of 5,200 MW in any month. Additional forward products are likely to be available from the PX during summer of 2000.

SCE uses the mark-to-market accounting method for its gas call options and block forward purchases. Gains and losses from monthly changes in market prices are recorded as income or expense. However, costs of the options and the market price changes are included in the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings.

Interest rate swaps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At March 31, 2000, December 31, 1999, and March 31, 1999, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008. The swap agreement expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At March 31, 2000, SCE had pledged $4 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                                March 31,              December 31,            March 31,
       In millions                                2000                     1999                  1999
-------------------------------------------------------------------------------------------------------------

                                             Cost         Fair       Cost       Fair       Cost       Fair
       Instrument                            Basis        Value      Basis      Value      Basis      Value
-------------------------------------------------------------------------------------------------------------

       Financial assets:
       Decommissioning trusts             $ 1,673       $ 2,581     $ 1,650   $ 2,509    $ 1,571    $ 2,311
       Equity investments                      --            38          --        33          2         29
       Gas call options                        25            24          28        20         37         23
       PX block forward contracts             185           213         118       120         --         --

       Financial liabilities:
       DOE decommissioning and
          decontamination fees                 40            35          40        35         45         40
       Interest rate swap                      --            10          --        13         --         21
       Long-term debt                       5,110         5,020       5,137     5,044      5,052      5,201
       Preferred stock subject to
          mandatory redemption                256           258         256       259        256        272
-------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts and equity investments and on financial models for gas call options and block forward contracts. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swap; brokers' quotes for long-term debt and preferred stock; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains on debt and equity investments were:

                                       March 31,    December 31,    March 31,
       In millions                       2000           1999          1999
------------------------------------------------------------------------------

       Decommissioning trusts:
       Municipal bonds                 $  243         $  239        $  208
       Stocks                             474            454           383
       U.S. government issues             148            119           128
       Short-term and other                43             47            21
-----------------------------------------------------------------------------
                                          908            859           740
       Equity investments                  38             33            27
-----------------------------------------------------------------------------

       Total                           $  946         $  892        $  767
-----------------------------------------------------------------------------

There were no unrealized holding losses for the periods presented.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which SCE will be required to implement on January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

Note 4.    Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

Almost all SCE properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution control bonds issued by government agencies. SCE uses these proceeds to finance construction of pollution control facilities. Bondholders have limited discretion in redeeming certain pollution control bonds, and SCE has arranged with securities dealers to remarket or purchase them if necessary.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following March 31, 2000, are: 2001 - $448 million; 2002 - $446 million; 2003 - $446 million; 2004 - $371 million and 2005 - $371 million.

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

Long-term debt consisted of:

                                                    March 31,      December 31,      March 31,
In millions                                            2000            1999             1999
----------------------------------------------------------------------------------------------
First and refunding mortgage bonds:
   2002 - 2026 (5.625% to 7.25%)                  $ 1,175         $ 1,400          $ 1,550
Rate reduction notes:
  2001 - 2007 (6.17% to 6.42%)                      1,909           1,970            2,146
Pollution control bonds:
   2008 - 2031 (5.125% to 7.2% and variable)        1,197           1,196            1,201
Funds held by trustees                                 (2)             (2)              (2)
Debentures and notes:
   2001 - 2029 (5.875% to 7.625%)                   1,150           1,000              700
Subordinated debentures:
   2044 (8.375%)                                      100             100              100
Commercial paper for nuclear fuel                      56              71               99
Long-term debt due within one year                   (448)           (571)            (716)
Unamortized debt discount-- net                       (27)            (27)             (26)
---------------------------------------------------------------------------------------------

Total                                             $ 5,110         $ 5,137          $ 5,052
---------------------------------------------------------------------------------------------


Note 5.    Short-Term Debt

SCE has lines of credit totaling $1.25 billion (that can be used at negotiated or bank index rates) with $1 million available for general purpose short-term debt and $515 million available for the long-term refinancing of certain variable-rate pollution control debt.

Short-term debt includes commercial paper used to finance fuel inventories and general cash requirements. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 6.0%, 5.3%, and 4.9% at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Short-term debt consisted of:

                                                   March 31,   December 31,     March 31,
       In millions                                   2000          1999           1999
------------------------------------------------------------------------------------------
       Commercial paper                           $    734      $    696       $   732
       Floating rate notes                             175           175            --
       Amount reclassified as long-term debt           (56)          (71)          (99)
       Unamortized discount                             (4)           (4)           (4)
------------------------------------------------------------------------------------------

       Total                                      $    849      $    796       $   629
------------------------------------------------------------------------------------------


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

Preferred stock redemption requirements for the five twelve-month periods following March 31, 2000, are: 2001 and 2002 - zero; 2003 - $109 million; 2004 -
$9 million; and 2005 - $9 million.

Cumulative preferred stock consisted of:

                                                                          March 31,    December 31,       March 31,
Dollars in millions, except per share amounts                               2000           1999             1999
---------------------------------------------------------------------------------------------------------------------

                                               March 31, 2000
                                       -----------------------------
                                           Shares         Redemption
                                       Outstanding            Price
                                       ---------------    ----------
Not subject to mandatory redemption:
$25 par value:

4.08% Series                             1,000,000      $   25.50         $   25         $   25           $  25
4.24                                     1,200,000          25.80             30             30              30
4.32                                     1,653,429          28.75             41             41              41
4.78                                     1,296,769          25.80             33             33              33
-------------------------------------------------------------------------------------------------------------------
Total                                                                     $  129         $  129            $129
-------------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:

6.05% Series                               750,000      $  100.00         $   75         $   75           $  75
6.45                                     1,000,000         100.00            100            100             100
7.23                                       807,000         100.00             81             81              81
-------------------------------------------------------------------------------------------------------------------
Total                                                                     $  256         $  256           $ 256
-------------------------------------------------------------------------------------------------------------------

In second quarter 1998, 2.2 million shares of Series 5.80% preferred stock and 183,000 shares of Series 7.23% were redeemed. In third quarter 1998, 10,000 shares of Series 7.23% preferred stock were redeemed. There were no preferred stock issuances for the periods presented.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The components of the net accumulated deferred income tax liability were:

                                                                 March 31,      December 31,          March 31,
In millions                                                        2000             1999                1999
------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                                 $   181          $   184             $   191
Unrealized gains or losses-- decommissioning                         453              453                 386
Investment tax credits                                               105              113                 148
Regulatory balancing accounts                                         77               67                 107
Decommissioning-related                                              127              127                 126
Fixed costs                                                          254              247                 119
Unbilled revenue                                                     113              122                 104
Other                                                                 77               92                 157
------------------------------------------------------------------------------------------------------------------
Total                                                            $ 1,387          $ 1,405             $ 1,338
------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                                 $ 2,545          $ 2,629             $ 2,927
Capitalized software costs                                           231              225                 206
Regulatory balancing accounts                                        476              448                 222
Unrealized gains and losses-- decommissioning                        351              351                  17
Other                                                                539              502                 817
------------------------------------------------------------------------------------------------------------------
Total                                                            $ 4,142          $ 4,155             $ 4,189
------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes-- net                          $ 2,755          $ 2,750             $ 2,851
------------------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                                     $ 2,880          $ 2,938             $ 2,941
Included in current assets                                           125              188                  90

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The current and deferred components of income tax expense were:

                                                      3 Months Ended                   12 Months Ended
In millions                                              March 31,                         March 31,
-----------------------------------------------------------------------------------------------------------
                                                    2000          1999                2000         1999
-----------------------------------------------------------------------------------------------------------
Current:
Federal                                           $  132         $  (6)             $  437       $  420
State                                                 30            (3)                112           94
-----------------------------------------------------------------------------------------------------------
                                                     162            (9)                549          514
-----------------------------------------------------------------------------------------------------------
Deferred -- federal and state:
Accrued charges                                       (9)           50                (134)          37
Property related                                     (48)          (46)               (196)        (142)
Investment and energy tax credits-- net              (10)          (11)                (44)         (81)
Regulatory assets                                      1             3                   5           38
Regulatory balancing accounts                         (9)           45                 317          112
State tax privilege year                              16            35                 (11)           3
Unbilled revenue                                       9            13                 (10)         (68)
Other                                                  8             8                  (6)          (5)
-----------------------------------------------------------------------------------------------------------
                                                     (42)           97                 (79)        (106)
-----------------------------------------------------------------------------------------------------------
Total income tax expense                          $  120        $   88              $  470       $  408
-----------------------------------------------------------------------------------------------------------
Classification of income taxes:
Included in operating income                      $  123        $   83              $  491       $  409
Included in other income                              (3)            5                 (21)          (1)


The composite federal and state statutory income tax rate was 40.551% for all periods presented.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                              3 Months Ended            12 Months Ended
                                                 March 31,                  March 31,
--------------------------------------------------------------------------------------------
                                            2000         1999          2000        1999
--------------------------------------------------------------------------------------------

Federal statutory rate                      35.0%        35.0%         35.0%       35.0%
Capitalized software                        (0.9)        (0.8)         (2.3)        0.1
Property-related and other                  13.5         16.6           9.1        10.7
Investment and energy tax credits           (4.4)        (6.1)         (4.1)       (7.9)
State tax-- net of federal deduction         6.8          6.3           8.4         7.2
--------------------------------------------------------------------------------------------
Effective tax rate                          50.0%        51.0%         46.1%       45.1%
--------------------------------------------------------------------------------------------


Note 8.    Employee Compensation and Benefit Plans

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed as a source of employees' retirement income. The plan received employer contributions of $8 million and $28 million for the three- and twelve-months ended March 31, 2000, respectively, and $6 million and $19 million for the three- and twelve-months ended March 31, 1999, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. SCE recognizes pension expense as calculated by the actuarial method used for ratemaking. In April 1999, SCE adopted a cash balance feature for its pension plan.

Information on plan assets and benefit obligations is shown below:

                                                        3 Months Ended         Year Ended         3 Months Ended
                                                           March 31,          December 31,           March 31,
In millions                                                  2000                 1999                 1999
-----------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                  $ 2,075              $ 2,251              $ 2,251
Service cost                                                    16                   66                   18
Interest cost                                                   39                  146                   38
Plan amendment                                                  --                  (22)                  --
Actuarial loss (gain)                                           --                 (224)                  --
Benefits paid                                                  (52)                (142)                 (33)
-----------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                        $ 2,078              $ 2,075              $ 2,274
-----------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period           $ 3,078              $ 2,552              $ 2,552
Actual return on plan assets                                   177                  620                   57
Employer contributions                                          29                   48                   21
Benefits paid                                                  (52)                (142)                 (33)
-----------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                 $ 3,232              $ 3,078              $ 2,597
-----------------------------------------------------------------------------------------------------------------

Funded status                                              $ 1,154              $ 1,003             $    323
Unrecognized net loss (gain)                                (1,125)              (1,018)                (379)
Unrecognized transition obligation                              27                   28                   32
Unrecognized prior service cost                                128                  132                  164
-----------------------------------------------------------------------------------------------------------------

Recorded asset                                            $    184             $    145             $    140
-----------------------------------------------------------------------------------------------------------------

Discount rate                                                 7.75%                7.75%                6.75%
Rate of compensation increase                                 5.0%                 5.0%                 5.0%
Expected return on plan assets                                7.5%                 7.5%                 7.5%


The components of pension expense were:

                                                3 Months Ended             12 Months Ended
In millions                                        March 31,                   March 31,
---------------------------------------------------------------------------------------------
                                             2000          1999           2000        1999
---------------------------------------------------------------------------------------------

Service cost                                $  16        $   18         $   64       $  63
Interest cost                                  39            38            147         144
Expected return on plan assets                (57)          (48)          (197)       (173)
Net amortization and deferral                  (8)            3              1          13
---------------------------------------------------------------------------------------------
Pension expense (benefit ) under
accounting standards                          (10)           11             15          47
Regulatory adjustment-- deferred               10             2             22           8
---------------------------------------------------------------------------------------------
Net pension expense recognized              $  --        $   13         $   37       $  55
---------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Postretirement Benefits Other Than Pensions

Employees retiring at or after age 55 with at least 10 years of service are eligible for postretirement health and dental care, life insurance and other benefits.

Information on plan assets and benefit obligations is shown below:

                                                    3 Months Ended          Year Ended           3 Months Ended
                                                       March 31,           December 31,             March 31,
In millions                                              2000                  1999                   1999
-----------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period            $  1,462              $  1,545               $  1,545
Service cost                                                9                    46                     11
Interest cost                                              29                   109                     26
Actuarial loss (gain)                                      --                  (185)                    --
Benefits paid                                             (15)                  (53)                   (15)
-----------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                  $  1,485              $  1,462               $  1,567
-----------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period     $  1,283              $  1,029               $  1,029
Actual return on plan assets                               23                   185                     19
Employer contributions                                     21                   122                     25
Benefits paid                                             (15)                  (53)                   (15)
-----------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period           $  1,312              $  1,283               $  1,058
-----------------------------------------------------------------------------------------------------------------

Funded status                                        $   (173)             $   (179)              $   (509)
Unrecognized net loss (gain)                             (206)                 (207)                    84
Unrecognized transition obligation                        342                   349                    369
-----------------------------------------------------------------------------------------------------------------

Recorded asset (liability)                           $    (37)             $    (37)              $    (56)
-----------------------------------------------------------------------------------------------------------------

Discount rate                                             8.0%                  8.0%                  6.75%
Expected return on plan assets                            7.5%                  7.5%                  7.5%


Expense components were:

                                           3 Months Ended           12 Months Ended
In millions                                   March 31,                 March 31,
--------------------------------------------------------------------------------------
                                         2000         1999          2000      1999
--------------------------------------------------------------------------------------

Service cost                            $   9       $   11        $   44     $  43
Interest cost                              29           26           112        99
Expected return on plan assets            (23)         (19)          (83)      (65)
Net amortization and deferral               6            7            26        27
--------------------------------------------------------------------------------------
Total expense                           $  21       $   25        $   99     $ 104
--------------------------------------------------------------------------------------


The assumed rate of future increases in the per-capita cost of health care benefits is 11.75% for 2000, gradually decreasing to 5.0% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of March 31, 2000, by $231 million and annual aggregate service and interest costs by $28 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of March 31, 2000, by $186 million and annual aggregate service and interest costs by $22 million.

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

The prior program participated in the use of 8.2 million shares of parent company common stock reserved for potential issuance under various stock compensation programs to directors, officers and senior managers of Edison International and its affiliates. Under these programs, options on 1.7 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

The new plan authorizes the annual issuance of shares equal to one percent of the issued and outstanding shares of Edison International common stock as of December 31 of the prior year. This authorization is cumulative so that to the extent shares are not needed to meet new plan requirements in any year, the excess authorized shares will carry over to subsequent years until plan termination. One percent of the issued and outstanding Edison International common stock on December 31, 1999, and December 31, 1998, was 3.5 million shares each year. Under the new plan, options on 4.9 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. Edison International stock options include a dividend equivalent feature. Generally, for options issued before 1994, amounts equal to dividends accrue on the options at the same time and at the same rate as would be payable on the number of shares of Edison International common stock covered by the options. The amounts accumulate without interest. For Edison International stock options issued after 1993, dividend equivalents are subject to reduction unless certain shareholder return performance criteria are met. Beginning with the 1999 Edison International stock option awards, only some stock options include a dividend equivalent feature. The 2000 awards do not include a dividend equivalent feature. The 2000 awards do include performance shares comprising a combination of Edison International common stock and cash.

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

The value of performance shares are accrued ratably over a three-year performance period. Performance shares are valued based on Edison
International's stock performance relative to the stock performance of other such entities comprising the Dow Jones Electric Utility Index.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation programs was $1 million and $5 million for the three and twelve months ended March 31, 2000, respectively, and $2 million and $7 million for the three and twelve months ended March 31, 1999, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $118 million and $544 million for the three and twelve months ended March 31, 2000, respectively, and $83 million and $493 million for the three and twelve months ended March 31, 1999, respectively.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                12 Months Ended
                                                    March 31,

--------------------------------------------------------------------------

                                          2000                  1999
--------------------------------------------------------------------------

     Expected life                    7 - 10 years            7 years
     Risk-free interest rate           5.0% - 5.6%          4.7% - 5.6%
     Expected volatility                17% - 24%               17%
--------------------------------------------------------------------------


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

The investment in each project, as included in the consolidated balance sheet as of March 31, 2000, was:

                                               Original        Accumulated
                                               Cost of        Depreciation and        Under        Ownership
In millions                                   Facility          Amortization      Construction     Interest
-------------------------------------------------------------------------------------------------------------
Transmission systems:
  Eldorado                                   $     41             $    11           $    1            60%
  Pacific Intertie                                239                  79                9            50%
Generating stations:
  Four Corners Units 4 and 5 (coal)               459                 339                5            48%
  Mohave (coal)                                   325                 232                2            56%
  Palo Verde (nuclear)(1)                       1,608               1,214               22            16%
  San Onofre (nuclear)(1)                       4,282               3,396               15            75%
-------------------------------------------------------------------------------------------------------------

Total                                        $  6,954             $   5,271         $   54            --
-------------------------------------------------------------------------------------------------------------

(1) Reported as "Unamortized nuclear investment-- net."

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.   Commitments

Leases

SCE has operating leases, primarily for vehicles with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at March 31, 2000, were:

     Year ended December 31,                     In millions
-------------------------------------------------------------
     2000                                          $  11
     2001                                             12
     2002                                              8
     2003                                              7
     2004                                              5
     Thereafter                                       12
-------------------------------------------------------------
     Total future commitments                      $  55
-------------------------------------------------------------


Nuclear Decommissioning

Decommissioning is estimated to cost $2.1 billion in current-year dollars, based on site-specific studies performed in 1998 for San Onofre and Palo Verde. Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current dollar decommissioning costs, escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts, which, effective 1999, receive contributions of approximately $25 million per year. SCE estimates annual after-tax earnings on the decommissioning funds of 3.9% to 4.9%.

SCE plans to decommission its nuclear generating facilities by a prompt removal method authorized by the Nuclear Regulatory Commission. Decommissioning is expected to begin after the plants' operating licenses expire. The operating licenses expire in 2022 for San Onofre Units 2 and 3, and 2028 for Palo Verde. Decommissioning costs, which are recovered through non-bypassable customer rates, are recorded as a component of depreciation expense.

Decommissioning of San Onofre Unit 1 (shutdown in 1992 per CPUC agreement) commenced in 1999 and will continue through 2008. All of SCE's San Onofre Unit 1 decommissioning costs will be paid from its nuclear decommissioning trust funds.

Decommissioning expense was $23 million and $108 million for the three and twelve months ended March 31, 2000, respectively, and $39 million and $164 million for the three and twelve months ended March 31, 1999. The accumulated provision for decommissioning, excluding San Onofre Unit 1, was $1.3 billion at March 31, 2000, at December 31, 1999, and at March 31, 1999. The estimated costs to decommission San Onofre Unit 1 (approximately $350 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Trust investments (cost basis) include:

                                 Maturity              March 31,      December 31,        March 31,
In millions                        Dates                 2000             1999              1999
-----------------------------------------------------------------------------------------------------
Municipal bond                  2000 - 2033          $    661         $    684          $    581
Stocks                              --                    482              482               538
U.S. government issues          2000 - 2030                419              351               396
Short-term and other            2002 - 2040               122              133                56
-----------------------------------------------------------------------------------------------------
Total                                                 $ 1,684          $ 1,650           $ 1,571
-----------------------------------------------------------------------------------------------------


Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $9 million and $53 million for the three and twelve months ended March 31, 2000, respectively, and $14 million and $61 million for the three and twelve months ended March 31, 1999, respectively. Proceeds from sales of securities (which are reinvested) were $1.7 billion and $4.0 billion for the three and twelve months ended March 31, 2000, respectively, and $379 million and $1.4 billion for the three and twelve months ended March 31, 1999, respectively. Approximately 90% of the trust fund contributions were tax-deductible.

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

Certain commitments for the years 2000 through 2004 are estimated below:

In millions                                  2000       2001       2002       2003       2004
------------------------------------------------------------------------------------------------
Projected construction expenditures        $ 1,115    $ 1,033    $  910     $  902     $  889
Fuel supply contracts                          189        124       132        142        123
Purchased-power capacity payments              626        630       628        624        623
------------------------------------------------------------------------------------------------


Note 11.   Contingencies

In addition to the matters disclosed in these notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

SCE's recorded estimated minimum liability to remediate its 46 identified sites is $159 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $281 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In 1998, SCE sold all of its gas- and oil-fueled generation plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $88 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $122 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended March 31, 2000, were $8 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

SCE has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent-fuel storage requirements beyond that period would require additional on-site storage capability, the costs for which have not been determined. Extended delays by the DOE could lead to consideration of costly alternatives involving siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983, (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) earnings for the three and twelve months ended March 31, 2000, were $113 million and $520 million, respectively, compared with $76 million and $469 million for the same periods in 1999. The $37 million quarterly increase was primarily due to a planned refueling outage in 1999 at the San Onofre Nuclear Generating Station and higher kilowatt-hour sales in 2000. The $51 million increase for the twelve months ended March 31, 2000, over the prior-year period was mainly the result of higher kilowatt-hour sales and superior operating performance at San Onofre.

Operating Revenue

As a result of industry restructuring, customers have an option to buy power from SCE or directly from the California Power Exchange (PX), thus becoming direct access customers. Most direct access customers continue to be billed by SCE, but are also given a credit for the generation portion of their bills. Operating revenue increased during the first quarter of 2000, compared with the same period in 1999, as retail sales volume increased 8%. For the twelve months ended March 31, 2000, operating revenue increased less than 1%. Over 92% of operating revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Operating Expenses

Fuel expense decreased 17% for the twelve months ended March 31, 2000, compared with the same period in 1999, primarily due to the sale of the generating plants in 1998.

Purchased-power expense -- contracts decreased for both the three and twelve months ended March 31, 2000, compared to the year-earlier periods, primarily due to SCE entering into settlements to end its contractual obligations with certain nonutility generators (known as qualifying facilities, or QFs) and the terms in some of the QF contracts reverting to lower prices. Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from QFs at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources. For the twelve months ended March 31, 2000, SCE paid about $1.3 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. SCE is continuing to purchase power under existing contracts from certain QFs and from other utilities. Power purchases from QFs and other utilities are sold through the PX.

Since April 1, 1998, SCE has been required to sell all of its generated power through the PX, schedule delivery of the power through the California Independent System Operator (ISO) and acquire all of its power from the PX to distribute to its retail customers. These transactions with the PX and ISO are reported net. For the quarter ended March 31, 2000, PX/ISO purchased-power expense decreased 35%, mainly due to the realization of hydroelectric-related ISO revenue which had been previously deferred awaiting regulatory approval. For the twelve months ended March 31, 2000, the PX/ISO purchased-power expense decrease also reflects a lower volume of sales through the PX in 1999, which was the result of less generation at SCE (San Onofre refueling outages in 1999, divestiture of 12 generating plants in 1998 and reduced hydroelectric generation) and fewer purchases from QFs.

Provisions for regulatory adjustment clauses increased for both the three and twelve months ended March 31, 2000, compared to the year-earlier periods. The quarterly increase reflects overcollections related to the difference between generation-related revenue and generation-related costs, as well as overcollections related to the administration of public-purpose funds. The twelve-months-ended increase in the provision reflects overcollections related to the administration of public-purpose funds, almost completely offset by undercollections related to the difference between generation-related revenue and generation-related costs, as well as undercollections related to the rate-making treatment of the rate reduction notes. This rate-making treatment has allowed for the deferral of the recovery of a portion of the transition-related costs, from a four-year period to a 10-year period.

Other operating expenses decreased for both the three and twelve months ended March 31, 2000, compared to the prior-year periods, primarily due to a decrease in mandated transmission service (known as must-run reliability services) expense, which was caused by SCE being contractually obligated for fewer must-run units in 2000, compared to 1999. The twelve-months-ended decrease also reflects decreases in PX and ISO costs incurred by SCE, as well as a decrease in expenses related to SCE's direct access activities.

Income tax expense increased for the both three and twelve months ended March 31, 2000. The quarterly increase is due to higher pre-tax income. The twelve-months-ended increase primarily reflects higher pre-tax income during the current period and a one-time cumulative benefit for accelerated amortization of deferred investment tax credits in October 1998, partially offset by a one-time benefit in fourth quarter 1999 due to an Internal Revenue Service ruling.

Net gain on sale of utility plant resulted from the sale of SCE's generating plants in 1998. Gains were used to reduce stranded costs. Losses will be recovered from customers over the transition period through the competition transition charge (CTC) mechanism.

Other Income

Interest and dividend income increased for both the three months and twelve months ended March 31, 2000, primarily due to increases in interest earned on higher balancing account undercollections. The twelve-months ended increase was partially offset by lower interest income related to investment balances during the period.

Other nonoperating income decreased for the quarter ended March 31, 2000, compared to the same period in 1999, primarily due to gains on sales of equity investments in first quarter 1999. Other nonoperating income increased for the twelve months ended March 31, 2000, compared to the same period in 1999, mainly due to the one-time adjustment in fourth quarter 1999, resulting from an Internal Revenue Service ruling that allowed SCE to record a tax benefit, partially offset by the absence of the gains on sales of equity investments discussed above.

Interest Expense

Other interest expense increased for both the quarter and twelve-months ended March 31, 2000, compared to the same periods in 1999, mostly due to higher overall short-term debt balances necessary to meet general cash requirements during the periods. The twelve-months ended increase also reflects higher interest expense related to balancing account overcollections.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's Board of Directors has authorized the repurchase of up to $2.8 billion of its outstanding shares of common stock. In the first quarter of 2000, Edison International repurchased more than 9 million shares (approximately $150 million) of its common stock. These repurchases were the first to occur since first quarter 1999. Edison International has now repurchased approximately 110 million shares ($2.6 billion) between January 1, 1995, and March 31, 2000, funded by dividends from its subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $581 million and $1.7 billion, respectively, for the three and twelve months ended March 31, 2000, compared with $384 million and $986 million for the same periods in 1999. For the first quarter of 2000, SCE's cash flow coverage of dividends was 5.8 times compared to
2.2 times for the year-earlier period. In January 1999, SCE made a special dividend payment of $75 million to Edison International. For the twelve months ended March 31, 2000, the cash flow coverage of dividends was 2.8 times compared to 0.8 times for the same period in 1999. SCE made special dividend payments of $350 million in the second quarter of 1998 and $330 million in the third quarter of 1998 to Edison International.

Cash Flows from Financing Activities

At March 31, 2000, SCE had total credit lines of $1.25 billion, with $1 million available for general purpose, short-term debt and $515 million available for the long-term refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates and expire in 2002.

Short-term debt is used to finance fuel inventories and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and trust indenture. As of March 31, 2000, SCE could issue approximately $11.6 billion of additional first and refunding mortgage bonds and $2.8 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At March 31, 2000, SCE had the capacity to pay $81 million in additional dividends and continue to maintain its authorized capital structure.

In December 1997, $2.5 billion of rate reduction notes were issued on behalf of SCE by SCE Funding LLC, a special purpose entity. These notes were issued to finance the 10% rate reduction mandated by state law. The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property. Transition property is a current property right created by the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from non-bypassable rates charged to residential and small commercial customers. The rate reduction notes are being repaid over 10 years through these non-bypassable residential and small commercial customer rates which constitute the transition property purchased by SCE Funding LLC. The remaining series of outstanding rate reduction notes have scheduled maturities beginning in 2001 and ending in 2007, with interest rates ranging from 6.17% to 6.42%. The notes are secured by the transition property and are not secured by, or payable from, assets of SCE or Edison International. SCE used the proceeds from the sale of the transition property to retire debt and equity securities.

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

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, proceeds from the sale of plant and funding of nuclear decommissioning trusts. Decommissioning costs are recovered in rates. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.1 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $25 million per year.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in energy prices and interest rates. SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

A 10% increase in market interest rates would result in a $7 million increase in the fair value of SCE's interest rate hedge agreement. A 10% decrease in market interest rates would result in a $7 million decline in the fair market value of SCE's interest rate hedge agreement. A 10% increase in natural gas prices would result in a $29 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $15 million decline in the fair market value of gas call options. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

As a result of the rate freeze established in the 1996 restructuring legislation (Statute), SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public purpose programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The PX and ISO market prices to date have generally been consistent, although some irregular price spikes have occurred. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The price cap instituted by the ISO in the summer of 1998 was $250/MWh. In October 1999, that cap was raised to $750/MWh and will remain at that level through November 15, 2000. SCE has entered into gas call options to mitigate high natural gas prices, since increases in natural gas prices tend to raise the price of electricity.

In July 1999, SCE began participating in forward purchases through a PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy or ancillary services for six days a week (excluding Sundays and holidays) for 8 to 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC originally limited SCE's use of the PX block forward market to a maximum of approximately 2,000 MW in any month. The PX requested and was granted authority from the FERC to sell other forward products including a peak product, six days a week, for eight hours a day. SCE requested rate-making treatment from the CPUC for its use of these additional products, and requested an expansion of the limits from all forward PX products up to 5,200 MW in summer months. These requests were granted in March 2000. SCE requested permission from the CPUC to begin a demand responsiveness program that would allow customers to be paid to curtail their load during times of very high prices. The CPUC approved SCE's request for this program in April 2000.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are: 2000 -- $1.1 billion; 2001 -- $1.0 billion; 2002 -- $910 million; 2003 -- $902 million;
and 2004 -- $889 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following March 31, 2000, are: 2001 -- $448 million; 2002 -- $446 million; 2003 -- $446 million; 2004 -- $371 million; and 2005 -- $371 million.

Preferred stock redemption requirements for the five twelve-month periods following March 31, 2000, are: 2001 and 2002 -- zero; 2003 -- $109 million; 2004
-- $9 million; and 2005 -- $9 million.

Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment continues to change as California moves toward a more competitive climate. SCE continues to recover its stranded costs associated with generation-related assets through the CTC. The Statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The Statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. Despite the rate freeze, SCE expects to be able to recover its revenue requirement during the transition period.

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

SCE's transition costs are being recovered through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's December 1995 restructuring decision date. SCE's transition costs arise from QF contracts, which are the direct result of prior legislative and regulatory mandates, costs pertaining to certain generating assets (including the 1998 sale of SCE's generating plants) and regulatory commitments consisting of costs incurred (whose recovery has been deferred by the CPUC) to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. Transition costs related to power-purchase contracts are being recovered through the terms of the contracts while most of the remaining transition costs will be recovered through 2001. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. If events occur during the restructuring process that result in all or a portion of the transition costs being improbable of recovery, SCE could have write-offs associated with these costs if they are not recovered through another regulatory mechanism.

Revenue from generation-related operations is being determined through the market and the CTC mechanism, which now includes the nuclear rate-making agreements. The portion of revenue related to fossil and hydroelectric generation operations that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market. In 2000, fossil and hydroelectric generation assets have the opportunity to earn a 7.22% return. SCE has filed an application with the CPUC regarding the market valuation of its hydroelectric facilities. See additional discussions below regarding hydroelectric valuation, Mohave Generating Station auction and pending Four Corners Generating Station sale.

SCE is recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, and nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion, and in December 2003 for the incentive-pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism. SCE has entered into an agreement to sell its investment in Palo Verde (see further discussion below).

In March 1997, SCE filed its first FERC transmission rate case. In March 1999, a proposed FERC decision was issued which recommended a reduced rate of return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a reduced return on transmission assets of 8.41% (compared to the current rate of 9.43% being earned on transmission assets). SCE filed comments opposing the proposed decision in May 1999. In response to a recent FERC ruling, in November 1999, SCE filed additional evidence regarding return on equity. A final FERC decision is expected by mid-2000. SCE does not expect the final decision to have a material effect on its results of operations or financial position.

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in the Mohave Generating Station. On April 6, 2000, the CPUC approved the auction process. On May 10, 2000, SCE agreed to sell its interest in Mohave to The AES Corporation for over $533 million. The transaction is subject to approval by the CPUC and the FERC. The sale is expected to close by November 2000.

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based and revenue-sharing mechanism. The application has broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-index operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected by the end of 2000.

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

On April 27, 2000, SCE agreed to sell its 16% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for a total price of $550 million. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. Palo Verde is located in Arizona and Four Corners is located in New Mexico. The transaction, which is subject to the approval of the CPUC, the Nuclear Regulatory Commission and other state and federal entities, is expected to close by mid-2001. For a certain period of time, competing offers may be solicited and any superior offers received are subject to matching rights by Pinnacle West Energy.

Accounting for Generation-Related Assets

As the CPUC's electric industry restructuring plan continues as described above, SCE is allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets is subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its generation assets based on new accounting guidance. The new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets because the restructuring plan referred to above makes probable their recovery through a non-bypassable charge to distribution customers. The regulatory assets are comprised of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

If during the transition period events were to occur that made the recovery of these generation-related regulatory assets no longer probable, SCE would be required to write off the remaining balance of such assets (approximately $2.5 billion, after tax, at March 31, 2000) as a one-time, non-cash charge against earnings. At this time, SCE cannot predict what other revisions will ultimately be made during the restructuring process in subsequent proceedings or the effect, after the transition period, that competition will have on its results of operations or financial position.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 11 to the Consolidated Financial Statements, SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE's recorded estimated minimum liability to remediate its 46 identified sites is $159 million. One of SCE's sites, a former pole-treating facility, is considered a federal Superfund site and represents 40% of its recorded liability. SCE believes that, due to the uncertainties inherent in the estimation process, it is reasonably possible that cleanup costs could exceed its recorded liability by up to

$281 million. In 1998, SCE sold all of its gas- and oil-fueled power plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 42 of its sites, representing $88 million of its recorded liability, through an incentive mechanism, which is discussed in Note 11. SCE has recorded a regulatory asset of $122 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information. As a result, no reasonable estimate of cleanup costs can be made for these sites. SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve months ended March 31, 2000, were $8 million.

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

The 1990 Federal Clean Air Act requires power producers to have emissions allowances to emit sulfur dioxide. Power companies receive emissions allowances from the federal government and may bank or sell excess allowances. SCE expects to have excess allowances under Phase II of the Clean Air Act (2000 and later). A study was undertaken to determine the specific impact of air contaminant emissions from the Mohave Generating Station on visibility in Grand Canyon National Park. The final report on this study, which was issued in March 1999, found negligible correlation between measured Mohave station tracer concentrations and visibility impairment. The absence of any obvious relationship cannot rule out Mohave station contributions to haze in Grand Canyon National Park, but strongly suggests that other sources were primarily responsible for the haze. In June 1999, the Environmental Protection Agency
(EPA) issued an advanced notice of proposed rulemaking regarding assessment of visibility impairment at the Grand Canyon. SCE filed comments on the proposed rulemaking in November 1999. In 1998, several environmental groups filed suit against the co-owners of the Mohave station regarding alleged violations of emissions limits. In order to accelerate resolution of key environmental issues regarding the plant, the parties filed, in concurrence with SCE and the other station owners, a consent decree, which was approved by the court in December 1999. In a letter to SCE, the EPA has expressed its belief that the controls provided in the consent decree will likely resolve the potential Clean Air Act visibility concerns. The EPA is considering incorporating the decree into the visibility provisions of its Federal Implementation Plan for Nevada.

SCE's projected environmental capital expenditures are $850 million for the 2000--2004 period, mainly for undergrounding certain transmission and distribution lines.

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 16 years of operation. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. Increased tube degradation was found during routine inspections in 1997. To date, 7.5% of Unit 2's tubes and 5.4% of Unit 3's tubes have been removed from service. A decreasing (favorable) trend in degradation has been observed in more recent inspections.

New Accounting Rule

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which SCE will be required to implement on January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry; the effects, unfavorable interpretations and implementations of new or existing laws and regulations relating to restructuring, taxes and other matters; the effects of increased competition in the electric utility business and other energy-related businesses, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in financial market conditions; the ability to sell or retain electric generation assets; new or increased environmental liabilities; the ability to create and expand new businesses such as telecommunications; and other unforeseen events.

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

Effective February 8, 2000, the parties entered into confidential agreements resolving all claims in the consolidated action and calling for dismissals with prejudice and releases. The settlement is subject to the approval of the CPUC. On February 10, 2000, the Court approved a stipulation staying all proceedings during the period required to obtain CPUC approval. On April 26, 2000, SCE filed an application to obtain such approval. The settlement is not expected to have a material financial effect on SCE.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Directors

At SCE's Annual Meeting of Shareholders on April 20, 2000, shareholders elected twelve nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

                                            Number of Votes

-------------------------------------------------------------------
                Name                     For             Withheld
-------------------------------------------------------------------

         Warren Christopher          461,477,174         334,336
         Stephen E. Frank            461,520,334         301,176
         Joan C. Hanley              461,511,412         310,098
         Carl F. Huntsinger          461,510,066         311,444
         Charles D. Miller           461,508,314         313,196
         Luis G. Nogales             461,509,174         312,336
         Ronald L. Olson             461,520,214         301,296
         James M. Rosser             461,505,778         351,732
         Robert H. Smith             461,513,422         308,088
         Thomas C. Sutton            461,519,134         302,376
         Daniel M. Tellep            461,519,452         302,058
         Edward Zapanta              461,518,810         302,700


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1 Certificate of Amendment and Restated Articles of Incorporation of SCE effective June 1, 1993 (File No. 1-2313, Form 10-K for the year ended December 31, 1993)*

3.2 Certificate of Correction of Restated Articles of Incorporation of SCE dated June 23, 1997 (File No. 1-2313, Form 10-Q for the quarter ended September 30, 1997)*

3.3 Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on February 17, 2000 (File No. 1-2313, filed as Exhibit
     3.3 to Form 10-K for the period ended December 31, 1999)*

10.1 Form of Agreement  for 2000 Employee  Awards under the Equity  Compensation
     Plan

10.2 Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer

23.  Consent of Independent Public Accountants

27.  Financial Data Schedule


(b)  Reports on Form 8-K:
     January 19, 2000        Item 5. Other Events--$250 Million Notes Due 2010

     Reports on Form 8-K/A:
     January 19, 2000        Item 5. Other Events--Amendment to
                                     January 19, 2000 8-K regarding
                                     $250 Million Notes Due 2010

------------------
* Incorporated by reference pursuant to Rule 12b-32.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SOUTHERN CALIFORNIA EDISON COMPANY
                                               (Registrant)



                             By       THOMAS M. NOONAN
                                      -------------------------------
                                      THOMAS M. NOONAN
                                      Vice President and Controller

                             By       KENNETH S. STEWART
                                      -------------------------------
                                      KENNETH S. STEWART
                                      Assistant General Counsel and
                                      Assistant Secretary

May 11, 2000