Form 10-Q
period 2000-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 2000-08-11
CIK 92103

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000 OR

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition  period from --------------- to -----------------

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

            Class                        Outstanding at August 9, 2000
----------------------------------------------------------------------------
    Common Stock, no par value                    434,888,104

===============================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                         Page

                                                                          No.

Part I.  Financial Information:

     Item 1. Consolidated Financial Statements:

     Report of Independent Public Accountants                              1

     Consolidated Statements of Income - Three, Six and
     Twelve Months Ended June 30, 2000, and 1999                           2

     Consolidated  Statements of  Comprehensive  Income - Three,
     Six and Twelve Months Ended June 30, 2000, and 1999                   2

     Consolidated  Balance  Sheets - June 30, 2000,
     December 31, 1999, and June 30, 1999                                  3

     Consolidated  Statements of Common  Shareholder's Equity - Three,
     Six and Twelve Months Ended June 30, 2000, and 1999                   5

     Consolidated  Statements of Cash Flows - Three, Six and
     Twelve Months Ended June 30, 2000, and 1999                           7

     Notes to Consolidated Financial Statements                            8

     Item 2.  Management's  Discussion and Analysis of Results
              of Operations and Financial Condition                       28


Part II. Other Information:

     Item 1. Legal Proceedings                                            38

     Item 6. Exhibits and Reports on Form 8-K                             40

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Report of Independent Public Accountants

To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE) and its subsidiaries as of June 30, 2000, December 31, 1999, and June 30, 1999, and the related consolidated statements of income, comprehensive income, common shareholder's equity and cash flows for each of the three-, six- and twelve-month periods ended June 30, 2000, and 1999. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of June 30, 2000, December 31, 1999, and June 30, 1999, and the results of their operations and their cash flows for each of the three-, six- and twelve-month periods ended June 30, 2000, and 1999, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP



Los Angeles, California
August 10, 2000

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME

In thousands
                                                       3 Months Ended           6 Months Ended         12 Months Ended
                                                          June 30,                 June 30,                June 30,
 --------------------------------------------------------------------------------------------------------------------------
                                                     2000          1999       2000        1999         2000        1999
 --------------------------------------------------------------------------------------------------------------------------
Operating revenue                                $1,853,029   $1,725,716  $3,682,723   $3,410,598  $7,819,956  $7,693,175
---------------------------------------------------------------------------------------------------------------------------
Fuel                                                 22,032       43,098      81,237       95,118     201,092     215,314
Purchased power - contracts                         435,429      422,754     863,603    1,032,660   2,250,091   2,556,698
Purchased power - PX / ISO - net                    251,641       99,246     323,686      224,546     869,714     846,527
Provisions for regulatory adjustment clauses - net  (97,291)     (80,632)      5,662     (360,268)   (396,721)   (990,575)
Other operating expenses                            374,410      448,785     698,313      855,417   1,412,190   1,662,693
Maintenance                                          82,530      106,744     167,004      195,628     335,299     406,304
Depreciation, decommissioning and amortization      370,811      377,365     747,142      763,984   1,530,896   1,551,434
Income taxes                                        134,961       81,983     257,949      164,777     544,422     388,163
Property and other taxes                             29,033       29,255      68,411       67,603     122,436     125,364
Net (gain) loss on sale of utility plant               (308)        (724)     (6,531)      (2,925)     (6,643)     73,502
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                          1,603,248    1,527,874   3,206,476    3,036,540   6,862,776   6,835,424
---------------------------------------------------------------------------------------------------------------------------
Operating income                                    249,781      197,842     476,247      374,058     957,180     857,751
---------------------------------------------------------------------------------------------------------------------------
Allowance for equity funds used during construction   3,067        3,056       6,684        5,889      13,800      12,174
Interest and dividend income                         24,096       16,823      43,947       30,971      82,366      64,179
Other nonoperating income - net                       9,782       10,489       2,986       19,504      27,469      17,109
---------------------------------------------------------------------------------------------------------------------------
Total other income - net                             36,945       30,368      53,617       56,364     123,635      93,462
---------------------------------------------------------------------------------------------------------------------------
Income before interest expense                      286,726      228,210     529,864      430,422   1,080,815     951,213
---------------------------------------------------------------------------------------------------------------------------
Interest and amortization on long-term debt          94,267       99,819     189,513      198,460     383,947     404,451
Other interest expense                               34,380       19,469      66,597       43,603     114,550      74,062
Allowance for borrowed funds used
   during construction                               (2,670)      (2,652)     (5,819)      (5,113)    (11,993)     (9,288)
Capitalized interest                                   (184)        (272)       (319)      (1,068)       (462)     (2,080)
---------------------------------------------------------------------------------------------------------------------------
Total interest and amortization expense - net       125,793      116,364     249,972      235,882     486,042     467,145
---------------------------------------------------------------------------------------------------------------------------
Net income                                          160,933      111,846     279,892      194,540     594,773     484,068
Dividends on preferred stock                          4,571        5,609      10,219       11,808      24,300      23,032
---------------------------------------------------------------------------------------------------------------------------
Net income available for common stock             $ 156,362    $ 106,237   $ 269,673    $ 182,732   $ 570,473   $ 461,036
---------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands
                                                  3 Months Ended            6 Months Ended           12 Months Ended
                                                     June 30,                  June 30,                 June 30,
 -------------------------------------------------------------------------------------------------------------------------
                                                2000        1999            2000         1999       2000         1999
 -------------------------------------------------------------------------------------------------------------------------
Net income                                  $ 160,933    $ 111,846      $ 279,892    $ 194,540  $ 594,773    $ 484,068
Unrealized gain (loss) on securities - net      1,974       (1,002)         4,788       (7,217)    40,014      (10,384)
Reclassification adjustment for gains
   included in net income                     (24,487)     (14,874)       (24,487)     (32,245)   (38,162)     (50,081)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income                        $ 138,420    $  95,970      $ 260,193    $ 155,078  $ 596,625    $ 423,603
--------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In thousands
                                                                 June 30,          December 31,         June 30,
                                                                   2000                1999               1999
------------------------------------------------------------------------------------------------------------------
ASSETS

   Utility plant, at original cost:
     Transmission and distribution                            $ 12,696,730       $ 12,439,059       $11,975,779
     Generation                                                  1,743,415          1,717,676         1,705,009
  Accumulated provision for depreciation and decommissioning    (7,701,822)        (7,520,036)       (7,175,966)
  Construction work in progress                                    684,221            562,651           654,516
  Nuclear fuel, at amortized cost                                  110,378            132,197           163,281
------------------------------------------------------------------------------------------------------------------

Total utility plant                                              7,532,922          7,331,547         7,322,619
------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated
   provision for depreciation of $8,333, $6,797
   and $8,307 at respective dates                                  105,246            103,644            73,225
Nuclear decommissioning trusts                                   2,546,090          2,508,904         2,357,155
Other investments                                                  187,750            160,241           124,375
------------------------------------------------------------------------------------------------------------------

Total investments and other assets                               2,839,086          2,772,789         2,554,755
------------------------------------------------------------------------------------------------------------------

Cash and equivalents                                               105,917             26,046            72,439
Receivables, including unbilled revenue, less
   allowances of $21,793, $24,665 and $23,266
   for uncollectible accounts at respective dates                1,130,734          1,013,661         1,062,376
Fuel inventory                                                      35,604             49,989            52,963
Materials and supplies, at average cost                            130,357            122,866           116,191
Accumulated deferred income taxes - net                            524,910            188,143            92,795
Regulatory balancing accounts - net                                     --                 --           278,095
Prepayments and other current assets                                50,203            111,151            17,470
------------------------------------------------------------------------------------------------------------------

Total current assets                                             1,977,725          1,511,856         1,692,329
------------------------------------------------------------------------------------------------------------------

Unamortized nuclear investment - net                               978,262          1,365,848         1,763,390
Income tax-related deferred charges                              1,234,694          1,272,947         1,440,617
Regulatory balancing accounts - net                              2,258,452          1,714,973           825,670
Unamortized debt issuance and reacquisition expense                323,107            335,044           343,126
Other deferred charges                                           1,100,286          1,352,302         1,032,117
------------------------------------------------------------------------------------------------------------------

Total deferred charges                                           5,894,801          6,041,114         5,404,920
------------------------------------------------------------------------------------------------------------------

Total assets                                                  $ 18,244,534       $ 17,657,306      $ 16,974,623
------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In thousands, except share amounts
                                                                 June 30,          December 31,         June 30,
                                                                   2000                1999               1999
----------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares
      outstanding at each date)                               $ 2,168,054         $ 2,168,054      $ 2,168,054
   Additional paid-in capital                                     334,031             335,038          334,031
   Accumulated other comprehensive income                           1,852              21,551               --
   Retained earnings                                              690,347             608,453          694,161
----------------------------------------------------------------------------------------------------------------

                                                                3,194,284           3,133,096        3,196,246
----------------------------------------------------------------------------------------------------------------

Preferred stock:
   Not subject to mandatory redemption                            128,755             128,755          128,755
   Subject to mandatory redemption                                255,700             255,700          255,700
Long-term debt                                                  4,850,460           5,136,681        5,297,014
----------------------------------------------------------------------------------------------------------------

Total capitalization                                            8,429,199           8,654,232        8,877,715
----------------------------------------------------------------------------------------------------------------

Current portion of long-term debt                                 647,781             571,300          569,229
Short-term debt                                                   855,357             795,988          407,115
Accounts payable                                                  558,055             573,919          385,763
Accrued taxes                                                     607,675             500,709          698,505
Accrued interest                                                   88,821              82,554          115,456
Dividends payable                                                  91,889              94,407           94,347
Regulatory balancing accounts - net                               472,032              75,693               --
Deferred unbilled revenue                                         355,520             300,339          286,825
Other current liabilities                                       1,138,616           1,140,048          872,663
---------------------------------------------------------------------------------------------------------------

Total current liabilities                                       4,815,746           4,134,957        3,429,903
---------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                         3,150,397           2,938,661        2,877,011
Accumulated deferred investment tax credits                       184,157             205,197          228,586
Customer advances and other deferred credits                      787,951             823,992          818,785
Power purchase contracts                                          505,604             563,459          342,911
Other long-term liabilities                                       371,133             336,473          399,387
---------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                    4,999,242           4,867,782        4,666,680
---------------------------------------------------------------------------------------------------------------

Minority interest                                                     347                 335              325
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2, 10 and 11)

Total capitalization and liabilities                         $ 18,244,534        $ 17,657,306     $ 16,974,623
---------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

In thousands

                                                                           Accumulated                    Total
                                                          Additional          Other                      Common
                                              Common        Paid-in       Comprehensive   Retained    Shareholder's
                                               Stock        Capital          Income       Earnings       Equity
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                  $ 2,168,054      $ 334,031       $ 15,876     $ 700,146      $ 3,218,107
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                              111,846          111,846
   Unrealized gain on securities                                              (1,686)                        (1,686)
      Tax effect                                                                 684                            684
   Reclassified adjustment for gain
      included in net income                                                 (25,019)           --          (25,019)
      Tax effect                                                              10,145                         10,145
   Dividends declared on common stock                                                     (111,279)        (111,279)
   Dividends declared on preferred stock                                                    (5,609)          (5,609)
   Stock option appreciation                                                                  (943)            (943)
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                   $ 2,168,054      $ 334,031       $     --     $ 694,161      $ 3,196,246
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                  $ 2,168,054      $ 335,073       $ 24,365     $ 625,514      $ 3,153,006
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                              160,933          160,933
   Unrealized gain on securities                                               3,322                          3,322
      Tax effect                                                              (1,348)                        (1,348)
   Reclassified adjustment for gain
      included in net income                                                 (41,190)                       (41,190)
      Tax effect                                                              16,703                         16,703
   Dividends declared on common stock                                                      (91,225)         (91,225)
   Dividends declared on preferred stock                                                    (4,571)          (4,571)
   Stock option appreciation                                                                  (305)            (305)
   Capital stock expense                                       (1,042)                                       (1,042)
   Required capital stock expense and other                                                      1                1
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                   $ 2,168,054      $ 334,031       $  1,852     $ 690,347      $ 3,194,284
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               $ 2,168,054      $ 334,031       $ 39,462     $ 793,625      $ 3,335,172
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                              194,540          194,540
   Unrealized gain on securities                                             (10,323)                       (10,323)
      Tax effect                                                               3,106                          3,106
   Reclassified adjustment for gains
      included in net income                                                 (54,238)                       (54,238)
      Tax effect                                                              21,993                         21,993
   Dividends declared on common stock                                                     (280,393)        (280,393)
   Dividends declared on preferred stock                                                   (11,808)         (11,808)
   Stock option appreciation                                                                (1,804)          (1,804)
   Reacquired capital stock expense and other                                                    1                1
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                   $ 2,168,054      $ 334,031       $     --     $ 694,161      $ 3,196,246
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               $ 2,168,054      $ 335,038       $ 21,551     $ 608,453      $ 3,133,096
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                              279,892          279,892
   Unrealized gain on securities                                               8,056                          8,056
      Tax effect                                                              (3,268)                        (3,268)
   Reclassified adjustment for gain
      included in net income                                                 (41,190)                       (41,190)
      Tax effect                                                              16,703                         16,703
   Dividends declared on common stock                                                     (186,741)        (186,741)
   Dividends declared on preferred stock                                                   (10,219)         (10,219)
   Stock option appreciation                                                                (1,039)          (1,039)
   Capital stock expense                                       (1,007)                                       (1,007)
   Reacquired capital stock expense and other                                                    1                1
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                   $ 2,168,054      $ 334,031       $  1,852     $ 690,347      $ 3,194,284
---------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

In thousands
                                                                           Accumulated                    Total
                                                          Additional          Other                      Common
                                              Common        Paid-in       Comprehensive   Retained    Shareholder's
                                               Stock        Capital          Income       Earnings       Equity
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                   $ 2,168,054      $ 334,032       $ 60,465   $ 1,078,982      $ 3,641,533
----------------------------------------------------------------------------------------------------------------------

   Net income                                                                              484,068          484,068
   Unrealized gain on securities                                             (16,560)                       (16,560)
      Tax effect                                                               6,176                          6,176
   Reclassified adjustment for gain
      included in net income                                                 (84,240)                       (84,240)
      Tax effect                                                              34,159                         34,159
   Dividends declared on common stock                                                     (843,302)        (843,302)
   Dividends declared on preferred stock                                                   (23,032)         (23,032)
   Stock option appreciation                                                                (2,555)          (2,555)
   Reacquired capital stock expenses and other                   (1)                                             (1)
----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                   $ 2,168,054      $ 334,031       $     --   $  694,161       $ 3,196,246
----------------------------------------------------------------------------------------------------------------------

   Net income                                                                              594,773          594,773
   Unrealized gain on securities                                              64,192                         64,192
      Tax effect                                                             (24,178)                       (24,178)
   Reclassified adjustment for gain
      included in net income                                                 (64,192)                       (64,192)
      Tax effect                                                              26,030                         26,030
   Dividends declared on common stock                                                     (572,233)        (572,233)
   Dividends declared on preferred stock                                                   (24,300)         (24,300)
   Stock option appreciation                                                                (2,054)          (2,054)
----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                   $ 2,168,054      $ 334,031       $  1,852   $   690,347      $ 3,194,284
----------------------------------------------------------------------------------------------------------------------


Authorized common stock is 560 million shares with no par value.


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
                                                         3 Months Ended          6 Months Ended        12 Months Ended
                                                            June 30,                June 30,               June 30,
 --------------------------------------------------------------------------------------------------------------------------
                                                        2000        1999        2000        1999       2000        1999
 --------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

Net income                                          $ 160,933   $ 111,846    $ 279,892   $ 194,540   $ 594,773   $ 484,068
Adjustments for non-cash items:
   Depreciation, decommissioning and amortization     370,811     377,365      747,142     763,984   1,530,896   1,551,434
   Other amortization                                  24,995      22,506       50,491      43,124     102,427      94,915
   Deferred income taxes and investment
      tax credits                                     (68,863)    (15,549)    (107,818)     67,016       2,765     179,537
   Other long-term liabilities                         21,579      28,788       34,472      81,311     (15,726)     52,717
   Regulatory balancing accounts - long-term         (451,570)   (135,170)    (543,479)   (464,267) (1,432,782)   (967,697)
   Regulatory asset related to sale of generating plants   51          --           49         241         (13)   (112,000)
   Net loss (gain) on sale of oil and gas plants          (45)         14          (26)     (1,110)        147      74,606
   Other - net                                        (33,922)      4,117      (77,064)    (20,202)   (132,987)      2,912
Changes in working capital:
   Receivables                                       (139,881)    (14,272)    (117,073)     50,254     (68,358)    (31,584)
   Regulatory balancing accounts                      275,831       5,595      396,339       9,283     750,127     (85,834)
   Fuel inventory, materials and supplies              (1,070)      2,656        6,894      (1,596)      3,193      (1,511)
   Prepayments and other current assets                 5,423      37,395       60,948      74,522     (32,733)     (2,330)
   Accrued interest and taxes                          23,421      40,091      113,232      45,178    (117,466)   (175,959)
   Accounts payable and other current liabilities     230,858      (5,187)     155,886       1,435     506,940      99,580
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities             418,551     460,195      999,885     843,713   1,691,203   1,162,854
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Long-term debt issued                                      --     355,540      247,698     355,540     382,998     355,540
Long-term debt repaid                                    (580)   (217,462)    (325,000)   (217,462)   (470,410)   (389,037)
Rate reduction notes repaid                           (52,227)    (49,229)    (113,179)   (119,760)   (239,719)   (288,886)
Preferred stock redeemed                                   --          --           --          --          --      (1,000)
Nuclear fuel financing - net                           (7,561)       (180)     (21,923)     (9,016)    (50,195)     26,099
Short-term debt financing - net                         6,203    (222,082)      59,369     (62,450)    448,242     285,560
Dividends paid                                       (100,269)   (116,890)    (200,484)   (289,015)   (597,201)   (865,804)
----------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                (154,434)   (250,303)    (353,519)   (342,163)   (526,285)   (877,528)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Additions to property and plant                      (268,837)   (244,640)    (522,043)   (475,826) (1,031,840) (1,000,229)
Proceeds from sale of generating plants                    --          --           --          --          --      58,000
Funding of nuclear decommissioning trusts             (36,219)    (29,298)     (59,401)    (66,424)   (108,914)   (152,467)
Unrealized gain (loss) on securities - net            (22,512)    (15,876)     (19,699)    (39,462)      1,852     (60,465)
Other - net                                            38,360      30,051       34,648      71,101       7,462     111,332
----------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                (289,208)   (259,763)    (566,495)   (510,611) (1,131,440) (1,043,829)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents       (25,091)    (49,871)      79,871      (9,061)     33,478    (758,503)
Cash and equivalents, beginning of period             131,008     122,310       26,046      81,500      72,439     830,942
----------------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                  $105,917   $  72,439     $105,917   $  72,439    $105,917   $  72,439
----------------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:

Interest - net of amounts capitalized              $   71,106  $   49,695    $ 145,173   $ 117,313   $ 314,811   $ 255,390
Taxes                                                 202,958          --      202,958          12     635,570     407,919

  The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Nature of Operations

Southern California Edison Company (SCE) is a rate-regulated electric utility which supplies electric energy for nearly 4.4 million customers in central, coastal and southern California. SCE also produces electricity. All power generated by SCE is sold through the California Power Exchange (PX) and delivered by SCE to its customers. Utility rate-regulation is changing as California transitions toward a more competitive utility environment.

Basis of Presentation

SCE's accounting policies conform with accounting principles generally accepted in the United States, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). As a result of industry restructuring, state legislation and related changes in the rate-recovery of generation-related assets, SCE accounts for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general. Application of such accounting principles to SCE's generation assets began in 1997 and did not result in any adjustment of their carrying value; however, the carrying value of SCE's nuclear investments (excluding decommissioning) was reduced by $2.6 billion and a regulatory asset was established for the same amount in 1998.

The consolidated financial statements include SCE and its subsidiaries. Intercompany transactions have been eliminated. Certain prior-period amounts were reclassified to conform to the June 30, 2000, financial statement presentation.

SCE's outstanding common stock is owned entirely by its parent company, Edison International.

Estimates

Financial statements prepared in compliance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to regulatory matters, decommissioning and contingencies are further discussed in Notes 2, 10 and 11 to the Consolidated Financial Statements, respectively.

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

Regulation of Utility Business

SCE, which is subject to rate-regulation by the CPUC and the FERC, operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment has changed over recent years and continues to change as California moves toward a more competitive climate.

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

California law and regulation provide SCE the opportunity to recover its costs to transition to a competitive market. Transition costs related to power-purchase contracts are being recovered through the terms of the contracts while most other transition costs will be recovered through 2001. A portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001 has been financed by the issuance of rate reduction notes, allowing SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The notes allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period. Additionally, California law contains provisions for the recovery (through 2006) of reasonable employee-related transition costs, incurred and projected, for retraining, severance, early retirement, outplacement and related expenses.

There are three sources of revenue available to SCE for transition cost recovery: CTC revenue, revenue from the sale or valuation of generation assets in excess of book values, and net market revenue from sale of SCE-controlled generation into the California Independent System Operator (ISO) and PX markets. CTC revenue is determined residually, (i.e., CTC revenue is the residual amount remaining from monthly gross customer revenue under the rate freeze after subtracting the revenue requirements for transmission, distribution, nuclear decommissioning and public benefit programs, and ISO payments and power purchases from the PX). During second quarter 2000, SCE experienced negative CTC revenue for the first time; there was insufficient revenue from customers under the frozen rates to cover all costs of providing service during the quarter. This undercollection in the transition revenue account was due to unusually high PX market prices. Under existing CPUC decisions, SCE may carry over transition revenue account undercollections, and recover such undercollections from future positive CTC revenue until the end of the rate freeze. To date, the CPUC has denied SCE requests to allow recovery of such

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

undercollections after the end of the rate freeze. SCE is reassessing the significance of the current undercollections and may renew requests to the CPUC to modify certain ratemaking practices.

Since April 1, 1998, when the new market structure began, SCE has been selling all of its electric generation through the PX and scheduling delivery through the ISO, as mandated by the CPUC's 1995 restructuring decision. Through the PX and ISO, SCE satisfies the electric energy needs of customers who did not choose an alternative energy provider. These transactions are reported as "Purchased power - PX/ISO - net."

Transactions through the PX and ISO were:

                                              3 Months Ended          6 Months Ended          12 Months Ended
                                                 June 30,                June 30,                June 30,
----------------------------------------------------------------------------------------------------------------

     In millions                              2000        1999        2000        1999        2000        1999
----------------------------------------------------------------------------------------------------------------

     Purchases                             $ 1,529       $ 459     $ 2,041       $ 867     $ 3,664     $ 2,533
     Generation sales                        1,277         360       1,717         642       2,794       1,686
----------------------------------------------------------------------------------------------------------------

     Purchased power - PX/ISO - net        $   252       $  99     $   324       $ 225     $   870     $   847
----------------------------------------------------------------------------------------------------------------


The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 2000, SCE had the capacity to pay $89 million in additional dividends and continue to maintain its authorized capital structure.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory assets and liabilities included in the consolidated balance sheets are:

                                                                   June 30,        December 31,       June 30,
       In millions                                                   2000              1999             1999
---------------------------------------------------------------------------------------------------------------
       Generation-related:
       Unamortized nuclear investment - net                      $    978            $ 1,366         $ 1,763
       Flow-through taxes                                             170                306             407
       Unamortized loss on sale of plant                               91                122             152
       Purchased-power settlements                                    474                531             311
       Transition-related balancing accounts                          424              1,044             591
       Transition revenue account                                     644                 --              --
       Other - net                                                     41                 47              52
---------------------------------------------------------------------------------------------------------------

       Subtotal                                                     2,822              3,416           3,276
---------------------------------------------------------------------------------------------------------------

       Rate reduction notes - transition cost deferral                887                707             515
---------------------------------------------------------------------------------------------------------------

       Other:
       Flow-through taxes                                           1,065                967           1,034
       Unamortized loss on reacquired debt                            283                295             303
       Environmental remediation                                       55                111             118
       Regulatory balancing accounts and other                        (85)               (36)             81
---------------------------------------------------------------------------------------------------------------

       Subtotal                                                     1,318              1,337           1,536
---------------------------------------------------------------------------------------------------------------

       Total                                                      $ 5,027            $ 5,460         $ 5,327
---------------------------------------------------------------------------------------------------------------

Generation-related regulatory assets and liabilities are being recovered through the CTC. The regulatory asset related to the rate reduction notes will be recovered over the terms of the rate reduction notes. The other regulatory assets and liabilities are being recovered through other components of the unbundled rates.

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

Despite the rate freeze, SCE expects to recover its revenue requirement during the transition period. If during the transition period events were to occur that made the recovery of any of SCE's costs no longer probable, SCE would be required to write off the unrecoverable portion as a one-time charge against earnings.

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

The San Onofre incentive pricing plan and accelerated plant recovery and the Palo Verde balancing account are part of the transition cost balancing account. The benefits of operation of the San Onofre units will be shared equally with ratepayers beginning in 2004. Palo Verde's existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. SCE has entered into an agreement to sell its investment in Palo Verde (see further discussion in Note 2).

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.3%, 3.5% and 3.7% for the three, six and twelve months ended June 30, 2000, respectively, and 3.7% for the three, six and twelve months ended June 30, 1999, respectively.

SCE's net investment in generation-related utility plant was approximately $1 billion at both June 30, 2000, and December 31, 1999, and $1.1 billion at June 30, 1999.

Note 2.    Regulatory Matters

FERC Transmission Rate Case

SCE filed its first FERC transmission rate case in March 1997. The filing proposed a transmission revenue requirement of $211 million. In March 1999, a proposed FERC decision was issued recommending a return on equity of 9.68% (compared to SCE's current CPUC rate for distribution of 11.6%) and a lower revenue requirement. On July 26, 2000, the FERC issued its final decision adopting SCE's requested return on equity (11.6%). The FERC decision rejected SCE's proposed approach for the recovery of a portion of administrative and general and plant costs related to transmission and, instead, suggested that SCE seek recovery of such costs through distribution rates.

Generating Plant Divestiture

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in Mohave Generating Station. On April 6, 2000, the CPUC approved the auction process. On

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 10, 2000, SCE agreed to sell its interest in Mohave to AES Corporation for approximately $533 million. The transaction is subject to approval by the CPUC and various federal regulatory agencies. On June 28, 2000, SCE submitted a compliance filing with the CPUC, seeking approval of the auction results and the sale to AES. The sale is expected to close within the next twelve months.

On April 27, 2000, SCE agreed to sell its 16% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for a total price of $550 million, subject to certain adjustments. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. Palo Verde is located in Arizona and Four Corners is located in New Mexico. The transaction is subject to the approval of the CPUC, the Nuclear Regulatory Commission, the FERC and other state and federal entities, and to the receipt of a favorable ruling from the Internal Revenue Service. The Utility Reform Network has filed a protest with the CPUC recommending that the CPUC reject the sale and require SCE to retain these generating assets. There can be no assurance that other protests will not be filed with the CPUC. The transaction is expected to close by mid-2001. Until the end of November, competing offers may be solicited by SCE, subject to certain conditions, and any superior offers obtained are subject to matching rights by Pinnacle West Energy.

Hydroelectric Market Value Filing

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing mechanism. The application has broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected in 2001.

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

SCE has gas call options that mitigate its exposure to increases in energy prices. Increases in natural gas prices tend to increase the price of electricity purchased from the PX. The options cover various periods through 2001. Additionally, SCE participates in the PX block forward market. The PX block forward market allows SCE to purchase monthly blocks of energy and ancillary services for six days a week (excluding Sundays and holidays) for 8 to 16 hours a day. Purchases from the PX forward markets can

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be made up to 12 months in advance of the delivery date. The CPUC has increased SCE's PX block forward market participation limits to a maximum of 5,200 MW in summer months. In April 2000, the CPUC approved SCE's request to begin a demand responsiveness program that would allow customers to be paid to curtail their load during times of very high PX energy prices. On August 3, 2000, the CPUC approved SCE's request to enter into bilateral contracts for delivery of electricity.

SCE uses the mark-to-market accounting method for its gas call options. Gains and losses from monthly changes in market prices are recorded as income or expense. However, costs of the options and the market price changes are included in the transition cost balancing account. As a result, the mark-to-market gains or losses have no effect on earnings.

Interest rate swaps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At June 30, 2000, December 31, 1999, and June 30, 1999, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008. The swap agreement expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At June 30, 2000, SCE had pledged $8 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                                June 30,               December 31,              June 30,
       In millions                                2000                     1999                    1999
----------------------------------------------------------------------------------------------------------------
                                             Cost       Fair          Cost       Fair         Cost       Fair
       Instrument                            Basis      Value         Basis      Value        Basis      Value
----------------------------------------------------------------------------------------------------------------

       Financial assets:
       Decommissioning trusts             $ 1,710    $ 2,546       $ 1,650    $ 2,509      $ 1,601    $ 2,357
       Equity investments                      --         --            --         33           --         --
       Gas call options                        22         99            28         20           34         21

       Financial liabilities:
       DOE decommissioning and

          decontamination fees                 40         33            40         35           45         39
       Interest rate swap                      --         12            --         13           --         19
       Long-term debt                       4,850      4,712         5,137      5,044        5,297      5,337
       Preferred stock subject to
          mandatory redemption                256        256           256        259          256        264
----------------------------------------------------------------------------------------------------------------


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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Gross unrealized holding gains on debt and equity investments were:

                                 June 30,    December 31,  June 30,
 In millions                       2000          1999        1999
-----------------------------------------------------------------------

 Decommissioning trusts:
 Municipal bonds                 $  230        $  239       $  190
 Stocks                             420           454          401
 U.S. government issues             132           119          132
 Short-term and other                54            47           34
-----------------------------------------------------------------------

                                    836           859          757
 Equity investments                  --            33          (13)
-----------------------------------------------------------------------

 Total                           $  836        $  892       $  744
-----------------------------------------------------------------------


There were no unrealized holding losses for the periods presented.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which as amended SCE will be required to implement on January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following June 30, 2000, are: 2001 - $648 million; 2002 - $246 million; 2003 - $572 million; 2004 - $247 million; and 2005 - $372 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-term debt consisted of:

                                                        June 30,     December 31,      June 30,
    In millions                                           2000           1999            1999
--------------------------------------------------------------------------------------------------

    First and refunding mortgage bonds:

       2002 - 2026 (5.625% to 7.25%)                   $ 1,175        $ 1,400         $ 1,400
    Rate reduction notes:
      2001 - 2007 (6.17% to 6.42%)                       1,857          1,970           2,096
    Pollution control bonds:
       2008 - 2031 (5.125% to 7.2% and variable)         1,196          1,196           1,201
    Funds held by trustees                                  (2)            (2)             (2)
    Debentures and notes:
       2001 - 2029 (5.875% to 7.625%)                    1,150          1,000           1,000
    Subordinated debentures:
       2044 (8.375%)                                       100            100             100
    Commercial paper for nuclear fuel                       49             71              99
    Long-term debt due within one year                    (648)          (571)           (569)
    Unamortized debt discount - net                        (27)           (27)            (28)
--------------------------------------------------------------------------------------------------

    Total                                              $ 4,850        $ 5,137         $ 5,297
--------------------------------------------------------------------------------------------------


On July 19, 2000, SCE issued $144 million of pollution control bonds at an interest rate that is reset daily, due in June 2035. The proceeds are held in a trust until October 2000, at which time the funds will be used for the early retirement of $144 million of pollution control bonds.

Note 5.    Short-Term Debt

SCE has lines of credit totaling $1.25 billion (that can be used at negotiated or bank index rates) with $1 million available for general purpose short-term debt and $515 million available for the refinancing of certain variable-rate pollution control debt.

Short-term debt includes commercial paper used to finance fuel inventories, balancing account undercollections and general cash requirements. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 6.6%, 5.3%, and 5.0% at June 30, 2000, December 31, 1999, and June 30, 1999, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Short-term debt consisted of:
                                          June 30,   December 31,    June 30,
 In millions                                2000         1999          1999
-----------------------------------------------------------------------------

 Commercial paper                         $  734        $  696       $  508
 Floating rate notes                         175           175           --
 Amount reclassified as long-term debt       (49)          (71)         (99)
 Unamortized discount                         (5)           (4)          (2)
-----------------------------------------------------------------------------

 Total                                    $  855        $  796       $  407
-----------------------------------------------------------------------------


Note 6.    Preferred Stock

Authorized shares of preferred and preference stock are: $25 cumulative preferred - 24 million; $100 cumulative preferred - 12 million; and preference-50 million. All cumulative preferred stocks are redeemable. Mandatorily redeemable preferred stocks are subject to sinking-fund provisions. When preferred shares are redeemed, the premiums paid are charged to common equity.

Preferred stock redemption requirements for the five twelve-month periods following June 30, 2000, are: 2001 - zero; 2002 - $105 million; 2003 - $9 million; 2004 - $9 million; and 2005 - $9 million.

Cumulative preferred stock consisted of:

                                                                         June 30,        December 31,       June 30,
Dollars in millions, except per share amounts                              2000              1999             1999
--------------------------------------------------------------------------------------------------------------------
                                                 June 30, 2000
                                       ----------------------------------
                                           Shares         Redemption
                                       Outstanding            Price
                                       ---------------    ---------------
Not subject to mandatory redemption:
$25 par value:

4.08% Series                             1,000,000      $   25.50         $   25         $   25           $  25
4.24                                     1,200,000          25.80             30             30              30
4.32                                     1,653,429          28.75             41             41              41
4.78                                     1,296,769          25.80             33             33              33
------------------------------------------------------------------------------------------------------------------
Total                                                                     $  129         $  129           $ 129
------------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:

6.05% Series                               750,000      $  100.00         $   75         $   75           $  75
6.45                                     1,000,000         100.00            100            100             100
7.23                                       807,000         100.00             81             81              81
------------------------------------------------------------------------------------------------------------------
Total                                                                     $  256         $  256           $ 256
------------------------------------------------------------------------------------------------------------------

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

The components of the net accumulated deferred income tax liability were:

                                                           June 30,       December 31,        June 30,
In millions                                                  2000             1999              1999
------------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                          $   188          $   184           $   194
Unrealized gains or losses - decommissioning                  470              453               402
Investment tax credits                                         98              113               140
Regulatory balancing accounts                                  69               67               122
Decommissioning-related                                       131              127               128
Fixed costs                                                   294              247               157
Unbilled revenue                                              116              122               103
Other                                                          81               92               164
-----------------------------------------------------------------------------------------------------
Total                                                     $ 1,447          $ 1,405           $ 1,410
-----------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                          $ 2,490          $ 2,629           $ 2,817
Capitalized software costs                                    241              225               221
Regulatory balancing accounts                                 518              448               337
Unrealized gains and losses - decommissioning                 367              351               300
Other                                                         456              502               519
-----------------------------------------------------------------------------------------------------
Total                                                     $ 4,072          $ 4,155           $ 4,194
-----------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                   $ 2,625          $ 2,750           $ 2,784
-----------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:

Included in deferred credits                              $ 3,150          $ 2,938           $ 2,877
Included in current assets                                    525              188                93

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current and deferred components of income tax expense were:

                                                3 Months Ended           6 Months Ended           12 Months Ended
In millions                                        June 30,                 June 30,                 June 30,
-----------------------------------------------------------------------------------------------------------------
                                               2000         1999       2000         1999        2000        1999
-----------------------------------------------------------------------------------------------------------------
Current:

Federal                                       $ 151        $  70      $ 283        $  64       $ 518       $ 159
State                                            39           21         69           18         130          41
----------------------------------------------------------------------------------------------------------------
                                                190           91        352           82         648         200
----------------------------------------------------------------------------------------------------------------
Deferred - federal and state:
Accrued charges                                 (40)         (34)       (49)          15        (139)        (14)
Contributions in aid of construction             (6)          (4)        (1)          --         (11)         (8)
Property related                                (45)         (50)       (92)         (96)       (190)       (181)
Investment and energy tax credits - net         (11)         (11)       (21)         (22)        (44)        (80)
Regulatory assets                                13            9         14           12           9          86
Regulatory balancing accounts                    44           92         34          137         269         430
State tax privilege year                        (13)          (7)         3           28         (17)         20
Unbilled revenue                                 (3)           1          5           14         (14)        (55)
Other                                             8           (1)        12            4          10          (1)
-----------------------------------------------------------------------------------------------------------------
                                                (53)          (5)       (95)          92        (127)        197
-----------------------------------------------------------------------------------------------------------------

Total income tax expense                      $ 137        $  86      $ 257        $ 174       $ 521       $ 397
-----------------------------------------------------------------------------------------------------------------

Classification of income taxes:

Included in operating income                 $  135        $  82     $  258       $  165      $  544       $ 388
Included in other income                          2            4         (1)           9         (23)          9


The composite federal and state statutory income tax rate was 40.551% for all periods presented.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                              3 Months Ended           6 Months Ended            12 Months Ended
                                                 June 30,                 June 30,                  June 30,
------------------------------------------------------------------------------------------------------------------

                                              2000        1999         2000        1999        2000         1999
------------------------------------------------------------------------------------------------------------------

Federal statutory rate                         35.0%       35.0%        35.0%       35.0%       35.0%        35.0%
Capitalized software                           (0.9)       (1.7)        (0.9)       (1.3)       (2.1)        (0.8)
Property-related and other                      3.0         1.4          7.4         7.6         8.4          2.4
Investment and energy tax credits              (3.5)       (5.2)        (3.9)       (5.6)       (3.7)        (8.7)
Regulatory asset amortization                   3.7         4.0          2.3         3.0         0.7          9.5
State tax - net of federal deduction            8.6         9.9          7.8         8.2         8.2          7.5
------------------------------------------------------------------------------------------------------------------

Effective tax rate                             45.9%       43.4%        47.7%       46.9%       46.5%        44.9%
------------------------------------------------------------------------------------------------------------------

Note 8.    Employee Compensation and Benefit Plans

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed as a source of employees' retirement income. The plan received employer contributions of $6 million, $15 million and $27 million for the three-, six- and twelve-month periods ended June 30, 2000, respectively, and $7 million, $12 million and $21 million for the three-, six- and twelve-month periods ended June 30, 1999, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. SCE recognizes pension expense as calculated by the actuarial method used for ratemaking. In April 1999, SCE adopted a cash balance feature for its pension plan.

Information on plan assets and benefit obligations is shown below:

                                                        6 Months Ended         Year Ended         6 Months Ended
                                                           June 30,           December 31,           June 30,
In millions                                                  2000                 1999                 1999
----------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                  $ 2,075              $ 2,251              $ 2,251
Service cost                                                    32                   66                   34
Interest cost                                                   78                  146                   76
Plan amendment                                                  --                  (22)                 (25)
Actuarial loss (gain)                                           --                 (224)                  --
Benefits paid                                                  (89)                (142)                 (66)
---------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                        $ 2,096              $ 2,075              $ 2,270
---------------------------------------------------------------------------------------------------------------

Change in plan assets

Fair value of plan assets at beginning of period           $ 3,078              $ 2,552              $ 2,552
Actual return on plan assets                                   226                  620                  218
Employer contributions                                          29                   48                   34
Benefits paid                                                  (89)                (142)                 (66)
---------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                 $ 3,244              $ 3,078              $ 2,738
---------------------------------------------------------------------------------------------------------------

Funded status                                              $ 1,148              $ 1,003             $    468
Unrecognized net loss (gain)                                (1,104)              (1,018)                (490)
Unrecognized transition obligation                              26                   28                   31
Unrecognized prior service cost                                124                  132                  136
---------------------------------------------------------------------------------------------------------------

Recorded asset                                            $    194             $    145             $    145
---------------------------------------------------------------------------------------------------------------

Discount rate                                                 7.75%                7.75%                6.75%
Rate of compensation increase                                 5.0%                 5.0%                 5.0%
Expected return on plan assets                                7.5%                 7.5%                 7.5%


The components of pension expense were:

                                              3 Months Ended          6 Months Ended             12 Months Ended
In millions                                      June 30,                June 30,                   June 30,
-------------------------------------------------------------------------------------------------------------------
                                              2000        1999        2000        1999          2000        1999
-------------------------------------------------------------------------------------------------------------------
Service cost                                 $  16       $  16       $  32       $  34         $  64       $  65
Interest cost                                   39          38          78          76           148         147
Expected return on plan assets                 (57)        (48)       (114)        (96)         (206)       (176)
Net amortization and deferral                   (8)          2         (16)          5            (9)         11
-------------------------------------------------------------------------------------------------------------------
Pension expense (benefit) under
   accounting standards                        (10)          8         (20)         19            (3)         47
Regulatory adjustment - deferred                10           5          20           7            27           8
-------------------------------------------------------------------------------------------------------------------
Net pension expense recognized                $ --       $  13        $ --       $  26         $  24       $  55
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

Information on plan assets and benefit obligations is shown below:

                                                6 Months Ended     Year Ended    6 Months Ended
                                                   June 30,       December 31,      June 30,
In millions                                          2000             1999            1999
------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period        $  1,462         $  1,545        $  1,545
Service cost                                           18               46              22
Interest cost                                          58              109              52
Actuarial loss (gain)                                  --             (185)             --
Benefits paid                                         (30)             (53)            (30)
------------------------------------------------------------------------------------------------

Benefit obligation at end of period              $  1,508         $  1,462        $  1,589
------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period $  1,283         $  1,029        $  1,029
Actual return on plan assets                           46              185              38
Employer contributions                                 42              122              50
Benefits paid                                         (30)             (53)            (30)
------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period       $  1,341         $  1,283        $  1,087
------------------------------------------------------------------------------------------------

Funded status                                    $   (167)        $   (179)       $   (502)
Unrecognized net loss (gain)                         (205)            (207)             84
Unrecognized transition obligation                    335              349             362
------------------------------------------------------------------------------------------------

Recorded asset (liability)                       $    (37)        $    (37)       $    (56)
------------------------------------------------------------------------------------------------

Discount rate                                         8.0%             8.0%           6.75%
Expected return on plan assets                        7.5%             7.5%           7.5%


Expense components were:

                                         3 Months Ended          6 Months Ended             12 Months Ended
In millions                                 June 30,                June 30,                   June 30,
--------------------------------------------------------------------------------------------------------------

                                        2000        1999        2000         1999         2000        1999
--------------------------------------------------------------------------------------------------------------

Service cost                          $    9       $  11       $  18        $  22        $  42       $  45
Interest cost                             29          26          58           52          115          99
Expected return on plan assets           (23)        (19)        (46)         (38)         (87)        (68)
Net amortization and deferral              6           7          12           14           25          26
--------------------------------------------------------------------------------------------------------------

Total expense                          $  21       $  25       $  42        $  50        $  95       $ 102
--------------------------------------------------------------------------------------------------------------


The assumed rate of future increases in the per-capita cost of health care benefits is 11.75% for 2000, gradually decreasing to 5.0% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of June 30, 2000, by $234 million and annual aggregate service and interest costs by $29 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of June 30, 2000, by $189 million and annual aggregate service and interest costs by $23 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans

In 1998, Edison International shareholders approved the Edison International Equity Compensation Plan, replacing the Long-Term Incentive Compensation Program (prior program), which had been adopted by shareholders in 1992. Under the prior program, options on 1.6 million shares of Edison International common stock remain outstanding to officers and senior managers of SCE. The 1998 plan authorizes a limited annual award of Edison International common shares and options on shares. The annual authorization is cumulative, allowing subsequent issuance of previously unutilized awards. In May 2000, Edison International adopted an additional plan, the 2000 Equity Plan, which did not require shareholder approval.

Under the 1998 and 2000 plans, options on 8.6 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant. Options expire 10 years after date of grant, and vest over a period of up to five years. Edison International stock options awarded prior to 2000 include a dividend equivalent feature. Dividend equivalents on stock options issued after 1993 are subject to reduction unless certain performance criteria are met. The 2000 awards include performance shares which are earned as a combination of Edison International common stock and cash. Performance shares awarded in 2000 could result in the issuance of up to 258,000 shares of Edison International common stock. A special grant of stock options only was awarded in May 2000 to officers and senior managers of SCE in lieu of the regular option grants for 2001 and 2002. Performance share grants may still be awarded in 2001 and 2002. No special stock option grant shares may be exercised before five years have passed unless the stock price appreciates to $25 (based on the average of 20 consecutive trading day closing prices).

The performance shares values are accrued ratably over a three-year performance period. Performance shares are valued based on Edison International's stock performance relative to the stock performance of other such entities comprising the Dow Jones Electric Utility Index.

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation programs was $1 million, $2 million and $5 million for the three, six and twelve months ended June 30, 2000, respectively, and $2 million, $3 million and $5 million for the three, six and twelve months ended June 30, 1999, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma earnings of $156 million, $270 million and $569 million for the three, six and twelve months ended June 30, 2000, respectively, and $106 million, $182 million and $460 million for the three, six and twelve months ended June 30, 1999, respectively.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                       12 Months Ended
                                           June 30,
------------------------------------------------------------------
                                   2000                  1999
------------------------------------------------------------------
  Expected life                 7-10 years             7 years
  Risk-free interest rate       4.7% - 6.0%          4.7% - 5.6%
  Expected volatility            17% - 38%            17% - 18%
------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The investment in each project, as included in the consolidated balance sheet as of June 30, 2000, was:

                                          Original      Accumulated
                                           Cost of    Depreciation and        Under        Ownership
In millions                               Facility      Amortization      Construction     Interest
------------------------------------------------------------------------------------------------------
Transmission systems:
  Eldorado                               $     40         $    10           $    1            60%
  Pacific Intertie                            231              77                6            50%

Generating stations:
  Four Corners Units 4 and 5 (coal)           459             345                7            48%
  Mohave (coal)                               326             235                1            56%
  Palo Verde (nuclear)(1)                   1,618           1,276               15            16%
  San Onofre (nuclear)(1)                   4,267           3,507               16            75%
------------------------------------------------------------------------------------------------------

Total                                    $  6,941         $   5,450         $   46            --
------------------------------------------------------------------------------------------------------

(1) Reported as "Unamortized nuclear investment - net."


Note 10.   Commitments

Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at June 30, 2000, were:

         Year ended December 31,                 In millions
---------------------------------------------------------------
         2000                                     $   8
         2001                                        14
         2002                                        10
         2003                                         9
         2004                                         7
         Thereafter                                  14
---------------------------------------------------------------
         Total                                     $ 62
---------------------------------------------------------------


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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Decommissioning expense was $38 million, $61 million and $115 million for the three, six and twelve months ended June 30, 2000, respectively, and $31 million, $70 million and $157 million for the three, six and twelve months ended June 30, 1999, respectively. The accumulated provision for decommissioning, excluding San Onofre Unit 1, was $1.4 billion at June 30, 2000, and $1.3 billion at both December 31, 1999, and June 30, 1999. The estimated costs to decommission San Onofre Unit 1 (approximately $350 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments (cost basis) include:

                                 Maturity          June 30,     December 31,      June 30,
    In millions                    Dates             2000           1999            1999
--------------------------------------------------------------------------------------------
    Municipal bond              2000 - 2033      $    668       $    684        $    554
    Stocks                          --                473            482             533
    U.S. government issues      2000 - 2030           401            351             417
    Short-term and other        2002 - 2040           168            133              97
--------------------------------------------------------------------------------------------

    Total                                         $ 1,710        $ 1,650         $ 1,601
--------------------------------------------------------------------------------------------


Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $22 million, $31 million and $65 million for the three, six and twelve months ended June 30, 2000, respectively, and $10 million, $24 million and $59 million for the three, six and twelve months ended June 30, 1999, respectively. Proceeds from sales of securities (which are reinvested) were $807 million, $2.5 billion and $4.1 billion for the three, six and twelve months ended June 30, 2000, respectively, and $689 million, $1.1 billion and $1.7 billion for the three, six and twelve months ended June 30, 1999, respectively. Approximately 90% of the trust fund contributions were tax-deductible.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain commitments for the years 2000 through 2004 are estimated below:

   In millions                                 2000       2001       2002       2003       2004
-------------------------------------------------------------------------------------------------

   Projected construction expenditures      $ 1,149    $ 1,072      $ 923      $ 905      $ 921
   Fuel supply contracts                        192        123        130        141        122
   Purchased-power capacity payments            637        647        644        637        635
-------------------------------------------------------------------------------------------------


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

SCE's recorded estimated minimum liability to remediate its 45 identified sites is $104 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $281 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

possible outcomes. In 1998, SCE sold all of its gas- and oil-fueled generation plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 44 of its sites, representing $34 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $71 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended June 30, 2000, were $13 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) earnings for the three, six and twelve months ended June 30, 2000, were $156 million, $270 million and $570 million, respectively, compared with $106 million, $183 million and $461 million for the same periods in 1999. The increases were primarily due to the planned refueling outages at San Onofre Nuclear Generating Station during the first half of 1999 (no outages in 2000), combined with superior operating performance at San Onofre and higher kilowatt-hour sales.

Operating Revenue

As a result of industry restructuring, customers have an option to buy power from SCE or directly from the California Power Exchange (PX), thus becoming direct access customers. Most direct access customers continue to be billed by SCE, but are given a credit for the generation portion of their bills. Operating revenue increased for the three and six months ended June 30, 2000, compared to the year-earlier periods, almost completely due to warmer weather in the second quarter of 2000 as compared to the same period in 1999. For the twelve months ended June 30, 2000, operating revenue increased less than 2%. Over 92% of operating revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Operating Expenses

Fuel expense decreased for the three, six and twelve months ended June 30, 2000, compared with the same periods in 1999, mainly due to a second quarter 2000 refund for a fuel-related settlement with another utility, partially offset by an increase in San Onofre's fuel expense. During the first half of 1999, both of the San Onofre units had a planned refueling outage. There have been no refueling outages in 2000.

Purchased-power expense - contracts decreased for the six and twelve months ended June 30, 2000, compared to the year-earlier periods, primarily due to SCE entering into settlements to end its contractual obligations with certain nonutility generators (known as qualifying facilities, or QFs) and the terms in some of the QF contracts reverting to lower prices. Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from QFs at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources. For the twelve months ended June 30, 2000, SCE paid about $1.0 billion (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. SCE is continuing to purchase power under existing contracts from certain QFs and from other utilities. Power purchases from QFs and other utilities are sold through the PX.

Since April 1, 1998, SCE has been required to sell all of its generated power through the PX, schedule delivery of the power through the California Independent System Operator (ISO) and acquire all of its power from the PX to distribute to its retail customers. These transactions with the PX and ISO are reported net. PX/ISO purchased-power expense increased for the three, six and twelve months ended June 30, 2000, compared to the same periods in 1999. During second quarter 2000, an increased volume of higher priced PX purchases was partially offset by increases in PX sales revenue and ISO net revenue, as well as an increase in the market value of gas call options. Increases in the options' market value decrease purchased-power expense. These gas call options mitigate SCE's exposure to increases in energy prices. In addition, the year-to-date and twelve-months ended increases in 2000 were partially offset by the realization of hydroelectric-related ISO revenue (in first quarter 2000) that had been previously deferred awaiting regulatory approval. For a further discussion of the recent significant increases in PX prices, see Market Risk Exposures.

Provisions for regulatory adjustment clauses decreased for the three months ended June 30, 2000, compared to the year-earlier period, primarily due to undercollections related to the generation-related balancing accounts. Provisions for regulatory adjustment clauses increased for both the six months and twelve months ended June 30, 2000, compared to the same periods in 1999, mainly due to overcollections related to the generation-related balancing accounts and to the administration of public purpose funds. The twelve-months-ended increase in the provision was partially offset by undercollections related to the rate-making treatment of the rate reduction notes. This rate-making treatment has allowed for the deferral of the recovery of a portion of the transition-related costs, from a four-year period to a 10-year period.

Other operating expenses decreased for the three, six and twelve months ended June 30, 2000, compared to the prior-year periods, primarily due to a decrease in mandated transmission service (known as must-run reliability services) expense, which was caused by SCE being contractually obligated for fewer must-run units in 2000, compared to 1999. The six- and twelve-months ended decreases also reflect lower operating expenses at San Onofre in 2000 due to scheduled refueling outages in the first half of 1999. The twelve-months-ended decrease also results from lower expenses related to SCE's direct access activities.

Maintenance expense decreased for the three, six and twelve months ended
June 30, 2000, compared to the year-earlier periods, mainly due to the absence of any refueling outages at San Onofre in 2000. During the first half of 1999, both of the San Onofre units were subject to a planned refueling outage. The twelve-months ended decrease also reflects lower maintenance expenses incurred at distribution facilities.

Income tax expense increased for the three, six and twelve months ended June 30, 2000. The quarterly and year-to-date increases were primarily due to higher pre-tax income. The twelve-months-ended increase was primarily due to higher pre-tax income during the current period and a one-time cumulative benefit for accelerated amortization of deferred investment tax credits in October 1998.

Net (gain) loss on sale of utility plant resulted from the sale of SCE's generating plants in 1998. Gains were used to reduce stranded costs. Losses will be recovered from customers over the transition period through the competition transition charge (CTC) mechanism.

Other Income

Interest and dividend income increased for the three, six and twelve months ended June 30, 2000, primarily due to increases in interest earned on higher balancing account undercollections, partially offset by lower interest income resulting from lower investment balances during the period.

Other nonoperating income decreased for the six months ended June 30, 2000, compared to the same period in 1999, primarily due to gains on sales of equity investments in the first quarter of 1999. Other nonoperating income increased for the twelve months ended June 30, 2000, compared to the same period in 1999, mainly due to the one-time adjustment in fourth quarter 1999, resulting from an Internal Revenue Service ruling that allowed SCE to record a tax benefit, partially offset by additional regulatory accruals in third quarter 1999 and the 1999 gains on sales of equity investments discussed above.

Interest Expense

Other interest expense increased for the three, six and twelve months ended
June 30, 2000, compared to the same periods in 1999, mostly due to higher overall short-term debt balances necessary to meet general cash requirements during the periods and higher interest expense related to balancing account overcollections.

Financial Condition

SCE's liquidity is primarily affected by debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings.

Edison International's Board of Directors authorized the repurchase of up to $2.8 billion of its outstanding shares of common stock. Edison International repurchased more than 21 million shares (approximately $400 million) of its common stock through the first six months of 2000. These were the first repurchases since first quarter 1999. Edison International has now repurchased approximately 122 million shares ($2.8 billion) between January 1, 1995, and June 30, 2000, funded by dividends from its subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $419 million, $1.0 billion and $1.7 billion, respectively, for the three, six and twelve months ended June 30, 2000, compared with $460 million, $844 million and $1.2 billion for the same periods in 1999. SCE's cash flow coverage of dividends for the three, six and twelve months ended June 30, 2000, was 4.2 times, 5.0 times and 2.8 times, respectively, compared to 3.9 times, 2.9 times and 1.3 times for the year-earlier periods. The increases in 2000 reflect special dividends SCE paid to Edison International ($75 million in first quarter 1999 and $330 million in third quarter 1998).

Cash Flows from Financing Activities

At June 30, 2000, SCE had total credit lines of $1.25 billion, with $1 million available for general purpose, short-term debt and $515 million available for the refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit are at negotiated or bank index rates and expire in 2002.

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors, including limitations imposed by SCE's articles of incorporation and first mortgage trust indenture. As of June 30, 2000, SCE could issue approximately $11.8 billion of additional first and refunding mortgage bonds and $2.9 billion of preferred stock at current interest and dividend rates.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At June 30, 2000, SCE had the capacity to pay $89 million in additional dividends and continue to maintain its authorized capital structure.

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

On July 19, 2000, SCE issued $144 million of pollution-control bonds at an interest rate that is reset daily, due in June 2035. The proceeds of the bonds are held in trust until October 2000, at which time the funds will be used for the early retirement of $144 million of pollution-control bonds.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts. Decommissioning costs are recovered in rates. SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities. This estimate is based on SCE's current-dollar decommissioning costs ($2.1 billion), escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts which receive SCE contributions of approximately $25 million per year.

Projected Capital Requirements

SCE's projected construction expenditures for the next five years are: 2000 - $1.1 billion; 2001 - $1.1 billion; 2002 - $923 million; 2003 - $905 million; and
2004 - $921 million.

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following June 30, 2000, are: 2001 - $648 million; 2002 - $246 million; 2003 - $572 million; 2004 - $247 million; and 2005 - $372 million.

Preferred stock redemption requirements for the five twelve-month periods following June 30, 2000, are: 2001- zero; 2002 - $105 million; 2003 - $9 million; 2004 - $9 million; and 2005 - $9 million.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in energy prices and interest rates. SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

As a result of the rate freeze established in the 1996 restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public benefit programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered. Accordingly, more revenue generally will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The effects of higher prices on transition cost revenue are mitigated to some extent by increased revenue on energy sold to the PX from SCE-controlled generation sources. The PX and ISO market prices to date have generally been consistent, although some irregular price spikes have occurred, and during second quarter 2000, there were sustained periods during which market prices diverged from the level of prices that should have come from properly functioning competitive markets. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The price cap instituted by the ISO in the summer of 1998 was $250/MWh. In October 1999, that cap was raised to $750/MWh. The ISO decided to reduce the cap on imbalance energy and ancillary services to $500/MWh effective July 1, 2000, and to $250/MWh effective August 7, 2000. The ISO further reduced the cap on replacement reserves to $100/MWh, also effective July 1, 2000. These price cap reductions were a response to sustained significantly higher prices in the energy and ancillary services markets, beginning in May 2000. Reacting to the recent price increases, which have continued throughout the summer of 2000, government and regulatory bodies including the FERC, the CPUC, the California Electricity Oversight Board, the California Legislature and the California Attorney General, have launched or announced investigations or other actions relating to aspects of the electricity markets. SCE cannot predict what actions any of these bodies may take or the potential effects of their actions.

In 1997, SCE bought gas call options to mitigate its exposure to increases in energy costs. In July 1999, SCE began participating in forward purchases through a PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy or ancillary services for six days a week (excluding Sundays and holidays) for 8 to 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC originally limited SCE's use of the PX block forward market to a maximum of approximately 2,000 MW in any month. The PX requested and was granted authority from the FERC to sell other forward products including a peak product, six days a week, for eight hours a day. In March 2000, the CPUC approved SCE's request for rate-making treatment for its use of these additional products and for an expansion of the limits from all forward PX products up to 5,200 MW in summer months. In April 2000, the CPUC approved SCE's request to begin a demand responsiveness program that would allow customers to be paid to curtail their load during times of very high PX energy prices. On August 3, 2000, the CPUC approved SCE's request to enter into bilateral contracts for delivery of electricity.

A 10% increase in market interest rates would result in a $3 million increase in the fair value of SCE's interest rate hedge agreement. A 10% decrease in market interest rates would result in a $5 million decline in the fair market value of SCE's interest rate hedge agreement. A 10% increase in natural gas prices would result in a $54 million increase in the fair market value of gas call options. A 10% decrease in natural gas prices would result in a $35 million decline in the fair market value of gas call options. A 10% increase in electricity prices would result in a $66 million increase in the fair market value of block forward contracts. A 10% decrease in electricity prices would result in a $66 million decrease in the fair market value of block forward contracts. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment continues to change as California moves toward a more competitive climate. SCE continues to recover its stranded costs associated with generation-related assets through an authorized CTC. California's electric industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources.

Revenue is determined by various mechanisms depending on the utility operation.

Generation

Revenue from generation-related operations is being determined through the market and the CTC mechanism, which now includes the nuclear rate-making agreements. The portion of revenue related to fossil generation operations that is made uneconomic by electric industry restructuring is recovered through the CTC mechanism. The portion that is economic is recovered through the market. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be credited against the costs to transition to a competitive market. In 2000, fossil and hydroelectric generation assets have the opportunity to earn a 7.22% return. SCE has filed an application with the CPUC regarding the market valuation of all of its non-nuclear generating facilities. See additional discussions below regarding hydroelectric valuation, Mohave Generating Station auction and pending sale, and pending Four Corners Generating Station sale.

SCE is recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends in December 2001 for the accelerated recovery portion, and in December 2003 for the incentive-pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the CTC mechanism. SCE has entered into an agreement to sell its investment in Palo Verde (see further discussion below).

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in Mohave Generating Station. On April 6, 2000, the CPUC approved the auction process. On May 10, 2000, SCE agreed to sell its interest in Mohave to AES Corporation for approximately $533 million. The transaction is subject to approval by the CPUC and various federal regulatory agencies. On June 28, 2000, SCE submitted a compliance filing with the CPUC seeking approval of the auction results and the sale to AES. The sale is expected to close within the next 12 months.

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing mechanism. The application has broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected in 2001.

On April 27, 2000, SCE agreed to sell its 16% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for a total price of $550 million, subject to certain adjustments. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. Palo Verde is located in Arizona and Four Corners is located in New Mexico. The transaction is subject to the approval of the CPUC, the Nuclear Regulatory Commission, the FERC and other state and federal entities, and to the receipt of a favorable ruling from the Internal Revenue Service. The Utility Reform Network has filed a protest with the CPUC recommending that the CPUC reject the sale and require SCE to retain these generating assets. There can be no assurance that other protests will not be filed with the CPUC. The transaction is expected to close by mid-2001. Until the end of November, competing offers may be solicited by SCE, subject to certain conditions, and any superior offers received are subject to matching rights by Pinnacle West Energy.

Accounting for Generation-Related Assets

As the CPUC's electric industry restructuring plan continues as described above, SCE is allowed to recover its transition costs through non-bypassable charges to its distribution customers (although its investment in certain generation assets is subject to a lower authorized rate of return). In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its generation assets based on new accounting guidance. The new guidance did not require SCE to write off any of its generation-related assets, including related regulatory assets because the restructuring plan referred to above made probable their recovery through a non-bypassable charge to distribution customers. The regulatory assets are comprised of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt. The new accounting guidance also permits the recording of new generation-related regulatory assets during the transition period that are probable of recovery through the CTC mechanism.

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

Status of Stranded-Asset Recovery

SCE's transition costs arise from QF contracts (which are the direct result of prior legislative and regulatory mandates), costs pertaining to certain generating assets and regulatory commitments consisting of recovery of costs incurred to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of investment in San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. Transition costs related to power-purchase contracts are being recovered through the terms of each contract. Most of the remaining transition costs may be recovered through the end of the transition period, March 31, 2002.

SCE's transition costs are being recovered principally through a non-bypassable CTC. This charge applies to all customers who were using or began using utility services on or after the CPUC's 1995 restructuring decision date. Revenue from the sale or valuation of generation assets in excess of book value is also applied to recovery of transition costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduced stranded costs, which otherwise were expected to be collected through the CTC mechanism. Sales or valuations of other generating assets are discussed above. In addition, net market revenue from sales of power and capacity from SCE-controlled generation sources is applied to transition cost recovery.

As further discussed in Note 1 to the Consolidated Financial Statements,
CTC revenue is determined residually. Increases in market prices for electricity affect SCE in two fundamental ways. First, CTC revenue decreases because there is less or no residual revenue from frozen rates due to higher cost PX power purchases. Second, transition costs decrease because there is increased net market revenue due to sales from SCE-controlled generation sources to the PX at higher prices. Although the second effect mitigates the first to some extent, the overall impact on transition cost recovery is negative because SCE purchases more power than it sells to the PX. In addition, higher market prices for electricity may adversely affect SCE's ability to recover non-transition costs during the rate freeze period. For example, if market prices for electricity are extremely high in a given month, residual CTC revenue may be negative, which means there was insufficient revenue from customers under the frozen rates to cover all costs of providing service during that month. Under existing CPUC decisions, this undercollection in the transition revenue account is carried forward and recovered from future positive CTC revenue.

Since the beginning of the rate freeze (January 1, 1998), SCE has had positive CTC revenue of $4.1 billion to recover its transition costs. As the result of sustained higher market prices which began in May 2000 (further discussed in Market Risk Exposures), SCE experienced the first month in which there was negative CTC revenue. SCE continued to have negative CTC revenue in June and July 2000. To date, the CPUC has denied SCE requests to allow recovery of the transition revenue account undercollections after the end of the rate freeze. SCE is currently reassessing the significance of the current undercollections and may renew requests to the CPUC to modify certain rate-making practices.

As of June 30, 2000, the book value of stranded assets to be recovered by the end of the rate freeze, less estimated credits from the market valuation or pending sale of remaining generation assets, is as follows:

   In millions
-------------------------------------------------------------------------

   Unamortized nuclear investment - net                       $   978
   Unamortized loss on sale of plant                               91
   Transition-related balancing accounts                          424
   Transition revenue account                                     644
   Flow-through taxes                                             170
   Other regulatory assets                                         40
-------------------------------------------------------------------------

   Total regulatory assets                                      2,347
   Book value of remaining generation plant                       392
-------------------------------------------------------------------------

   Total stranded assets                                        2,739
   Less estimated credits:
       Excess of market value over book for hydro assets         (500)
       Proceeds from pending sale of generating plants         (1,083)
------------------------------------------------------------------------

   Net amount of stranded assets                              $ 1,156
------------------------------------------------------------------------


As of July 31, 2000, SCE's transition revenue account undercollection was $1.1 billion and its transition-related balancing accounts undercollections were $261 million.

Despite the rate freeze, SCE expects to recover its revenue requirement during the transition period. The following factors may affect the amount of revenue available to recover both transition and non-transition costs: the market prices of gas and electricity; the ultimate selling price for the Palo Verde and Four Corners generating assets; the outcome of SCE's hydroelectric filing; ISO rate caps; economic conditions; weather conditions; and actions of governmental and regulatory bodies. If during the transition period events were to occur that make the recovery of any of SCE's costs no longer probable, SCE would be required to write off the unrecoverable portion as a one-time charge against earnings.

Distribution

Revenue related to distribution operations is determined through a performance-based rate-making (PBR) mechanism and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return. The distribution PBR will extend through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for customer satisfaction; service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations.

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of CTC recovery. On July 7, 2000, SCE updated this filing with more recent information. The proposal seeks CPUC approval of a rate redesign that will result in reduced rates for most customers when SCE completes the first phase of recovery of its transition costs. The proposed new rates are expected to reduce SCE's system average rates by about 12% from current frozen rate levels, based on certain assumptions about competitive energy prices and unbundled revenue requirements for 2002. In addition, SCE's filing proposes to redesign and establish separate transmission and distribution rates to better reflect the actual costs to deliver electricity and serve customers by recovering the fixed costs of delivering electricity in fixed charges. This pricing approach is consistent with CPUC policies requiring California's major utilities to move toward cost-based transmission and distribution rates.

Transmission

Transmission revenue is determined through FERC-authorized rates and is subject to refund. In March 1997, SCE filed its first FERC transmission rate case. In response to a FERC ruling, in November 1999, SCE filed additional evidence regarding return on equity. On July 26, 2000, the FERC issued its final decision adopting SCE's requested return on equity of 11.6% and a 9.29% return on transmission assets. The FERC decision rejected SCE's proposed approach for the recovery of a portion of administrative and general costs and plant costs related to transmission, and instead suggested that SCE seek recovery of such costs through distribution rates.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 11 to the Consolidated Financial Statements, SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE's recorded estimated minimum liability to remediate its 45 identified sites is $104 million. SCE believes that, due to the uncertainties inherent in the estimation process, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $281 million. In 1998, SCE sold all of its gas- and oil-fueled power plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at 44 of its sites, representing $34 million of its recorded liability, through an incentive mechanism, which is discussed in Note 11. SCE has recorded a regulatory asset of $71 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information. As a result, no reasonable estimate of cleanup costs can be made for these sites. SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve months ended June 30, 2000, were $13 million.

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

SCE's projected environmental capital expenditures are $850 million for the 2000-2004 period, mainly for undergrounding certain transmission and distribution lines.

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

New Accounting Rule

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. The new standard, which as amended SCE will be required to implement on January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting. SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates and implementing the restructuring of the electric utility industry including the sale or retention and ongoing operation of remaining generation assets; the effects, unfavorable interpretations and implementations of new or existing laws and regulations relating to restructuring, taxes and other matters; the effects of increased competition in the electric utility business and other energy-related businesses, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in financial market conditions; the amount of revenue available to recover both transition and non-transition costs; the ability to sell or retain electric generation assets; the ultimate selling price of those plants that are sold; new or increased environmental liabilities; the ability to create and expand new businesses such as telecommunications; weather conditions; and other unforeseen events.

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

Effective February 8, 2000, the parties entered into confidential agreements resolving all claims in the consolidated action and calling for dismissals with prejudice and releases. The settlement is subject to the approval of the CPUC. On February 10, 2000, the Court approved a stipulation staying all proceedings during the period required to obtain CPUC approval. On April 26, 2000, SCE filed an application to obtain such approval. The period for protesting the application has passed and no person has filed a protest. SCE expects a decision on the application later this year. The settlement is not expected to have a material financial effect on SCE.

                      San Onofre Personal Injury Litigation

As previously reported in Part I, Item 3, of the Registrant's Annual Report on Form 10-K for the year ending December 31, 1999, SCE is actively involved in three lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. The trial in this case resulted in a jury verdict for both defendants. The plaintiffs' motion for a new trial was denied. Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeals. On July 20, 2000, the Ninth Circuit issued an opinion reversing the trial court's judgment and ordering a retrial as to both defendants. The Court of Appeals concluded that the jury instructions were flawed and unfairly prejudiced plaintiffs and that the trial court erroneously dismissed the products liability claims against Combustion Engineering. The Ninth Circuit did not decide the merits of plaintiffs' claims. This decision, if not vacated or altered on rehearing or other further proceedings, would constitute a "favorable determination" for plaintiffs in both of the other cases at the U.S. District Court level (respectively mentioned in the immediately preceding and immediately following paragraphs), for purposes of the stay agreement described below. SCE and Combustion Engineering intend to seek rehearing before the Ninth Circuit.

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

In March of 1999, SCE reached an agreement with the plaintiffs in both of the cases at the U.S. District Court level to stay all proceedings including trial, pending the results of the case currently before the Ninth Circuit Court of Appeal. The parties agreed that if the plaintiffs in that case do not receive a favorable determination on appeal, then the two cases at the District Court level will be dismissed. If, however, those plaintiffs receive a favorable determination on their appeal, then the two District Court cases will be set for trial. On March 23, 1999, the District Court approved the parties' stay agreement in both cases. The stay will remain in effect until the conclusion of the appellate process, including filing and disposition of any petitions for rehearing in the Ninth Circuit or petitions for certiorari in the United States Supreme Court.

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

10.1 Edison International 2000 Equity Plan

10.2 Form of Agreement for 2000 Employee Awards under the 2000 Equity Plan

10.3 Form of Agreement for 2000 Director Awards under the Equity Compensation
     Plan

10.4 Amendment No. 1 to the Edison International Equity Compensation Plan (as restated January 1, 1998)

23.  Consent of Independent Public Accountants

27.  Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.


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

                               SOUTHERN CALIFORNIA EDISON COMPANY
                                                 (Registrant)


                               By       THOMAS M. NOONAN
                                        ---------------------------------
                                        THOMAS M. NOONAN
                                        Vice President and Controller

                               By       KENNETH S. STEWART
                                        ---------------------------------
                                        KENNETH S. STEWART
                                        Assistant General Counsel and
                                        Assistant Secretary

August 11, 2000