Form 10-Q
period 2000-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2000-11-14
CIK 92103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                      September 30, 2000
                               ------------------------------------------------
                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                              ---------------------    ------------------------

                          Commission File Number 1-2313

                       SOUTHERN CALIFORNIA EDISON COMPANY
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                   95-1240335
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

Yes   X          No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                           Outstanding at November 10, 2000
---------------------------------------    ------------------------------------
   Common Stock, no par value                           434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX


                                                                        Page
                                                                         No.
                                                                        ----
Part I.  Financial Information:

   Item 1.  Consolidated Financial Statements:

      Report of Independent Public Accountants                             1

      Consolidated Statements of Income - Three, Nine and
         Twelve Months Ended September 30, 2000, and 1999                  2

      Consolidated Statements of Comprehensive Income -
         Three, Nine and Twelve Months Ended September 30, 2000,
         and 1999                                                          2

      Consolidated Balance Sheets - September 30, 2000,
         December 31, 1999, and September 30, 1999                         3

      Consolidated Statements of Common Shareholder's
         Equity - Three, Nine and Twelve Months Ended
         September 30, 2000, and 1999                                      5

      Consolidated Statements of Cash Flows -
         Three, Nine and Twelve Months Ended
         September 30, 2000, and 1999                                      7

      Notes to Consolidated Financial Statements                           8

   Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition                      30


Part II. Other Information:

    Item 1.  Legal Proceedings                                            44

    Item 6.  Exhibits and Reports on Form 8-K                             46

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Report of Independent Public Accountants

To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE) and its subsidiaries as of September 30, 2000, December 31, 1999, and September 30, 1999, and the related consolidated statements of income, comprehensive income, common shareholder's equity and cash flows for each of the three-, nine- and twelve-month periods ended September 30, 2000, and 1999. These financial statements are the responsibility of SCE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of September 30, 2000, December 31, 1999, and September 30, 1999, and the results of their operations and their cash flows for each of the three-, nine- and twelve-month periods ended September 30, 2000, and 1999, in conformity with accounting principles generally accepted in the United States.


                                                     ARTHUR ANDERSEN LLP
                                                     ARTHUR ANDERSEN LLP


Los Angeles, California
November 8, 2000

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME
In thousands

                                            3 Months Ended            9 Months Ended             12 Months Ended
                                             September 30,             September 30,              September 30,
-----------------------------------------------------------------------------------------------------------------------

                                              2000         1999         2000        1999           2000         1999
-----------------------------------------------------------------------------------------------------------------------

Operating revenue                        $ 2,431,882  $ 2,309,752  $ 6,114,604   $ 5,720,353   $ 7,942,086  $ 7,618,824
-----------------------------------------------------------------------------------------------------------------------

Fuel                                          57,313       60,100      138,551       155,218       198,306      216,981
Purchased power - contracts                  855,711      823,470    1,719,315     1,856,130     2,282,332    2,471,762
Purchased power - PX/ISO - net             1,059,786      314,953    1,383,473       539,498     1,614,547      761,505
Provisions for regulatory
   adjustment clauses - net                 (861,442)    (200,678)    (855,781)     (560,947)   (1,057,486)    (743,367)
Other operating expenses                     347,357      371,452    1,045,669     1,226,869     1,388,097    1,588,450
Maintenance                                   81,230       84,819      248,234       280,448       331,707      386,628
Depreciation, decommissioning and
   amortization                              415,029      413,760    1,162,171     1,177,744     1,532,164    1,586,700
Income taxes                                 174,264      154,416      432,212       319,194       564,271      368,712
Property and other taxes                      29,487       29,323       97,898        96,928       122,600      122,974
Net loss (gain) on sale of utility plant         (86)         767       (6,618)       (2,158)       (7,496)     (15,669)
-----------------------------------------------------------------------------------------------------------------------

Total operating expenses                   2,158,649    2,052,382    5,365,124     5,088,924     6,969,042    6,744,676
-----------------------------------------------------------------------------------------------------------------------

Operating income                             273,233      257,370      749,480       631,429       973,044      874,148
-----------------------------------------------------------------------------------------------------------------------

Allowance for equity funds
   used during construction                    2,450        4,040        9,134         9,929        12,210       13,041
Interest and dividend income                  45,118       20,566       89,067        51,533       106,920       66,614
Other nonoperating income
   (deductions) - net                         (9,316)       4,989       (6,334)       24,490        13,165       (1,898)
-----------------------------------------------------------------------------------------------------------------------

Total other income - net                      38,252       29,595       91,867        85,952       132,295       77,757
-----------------------------------------------------------------------------------------------------------------------

Income before interest expense               311,485      286,965      841,347       717,381     1,105,339      951,905
-----------------------------------------------------------------------------------------------------------------------

Interest and amortization on long-term debt   93,862      101,072      283,374       299,527       376,739      401,600
Other interest expense                        42,961       20,889      109,558        64,492       136,624       78,701
Allowance for borrowed funds used
   during construction                        (2,133)      (3,505)      (7,952)       (8,619)      (10,621)     (10,718)
Capitalized interest                            (499)         (42)        (819)       (1,110)         (919)      (1,792)
-----------------------------------------------------------------------------------------------------------------------

Total interest expense - net                 134,191      118,414      384,161       354,290       501,823      467,791
-----------------------------------------------------------------------------------------------------------------------

Net income                                   177,294      168,551      457,186       363,091       603,516      484,114
Dividends on preferred stock                   5,612        8,445       15,831        20,253        21,467       25,865
-----------------------------------------------------------------------------------------------------------------------

Net income available for common stock      $ 171,682    $ 160,106    $ 441,355     $ 342,838     $ 582,049    $ 458,249
-----------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands

                                                3 Months Ended             9 Months Ended            12 Months Ended
                                                 September 30,              September 30,             September 30,
-----------------------------------------------------------------------------------------------------------------------

                                               2000         1999         2000         1999         2000           1999
-----------------------------------------------------------------------------------------------------------------------

Net income                                 $ 177,294    $ 168,551    $ 457,186     $ 363,091     $ 603,516    $ 484,114
Unrealized gain (loss) on securities - net    (1,852)      31,993        2,936        24,776         6,169       43,240
Reclassification adjustment for gains
   included in net income                         --      (13,654)     (24,487)      (45,899)      (24,508)     (63,735)
-----------------------------------------------------------------------------------------------------------------------

Comprehensive income                       $ 175,442    $ 186,890    $ 435,635     $ 341,968     $ 585,177    $ 463,619
-----------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands

                                                             September 30,       December 31,       September 30,
                                                                 2000                1999               1999
-------------------------------------------------------------------------------------------------------------------
ASSETS

Utility plant, at original cost:
   Transmission and distribution                             $ 12,912,093        $ 12,439,059       $ 12,134,001
   Generation                                                   1,723,248           1,717,676          1,698,781
Accumulated provision for depreciation
   and decommissioning                                         (7,759,094)         (7,520,036)        (7,265,355)
Construction work in progress                                     674,910             562,651            703,742
Nuclear fuel, at amortized cost                                   126,705             132,197            148,785
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                             7,677,862           7,331,547          7,419,954
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision
   for depreciation of $7,892, $6,797
   and $8,794 at respective dates                                 102,042             103,644             72,248
Nuclear decommissioning trusts                                  2,541,921           2,508,904          2,326,847
Other investments                                                 335,543             160,241            181,560
-------------------------------------------------------------------------------------------------------------------

Total other property and investments                            2,979,506           2,772,789          2,580,655
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents                                               49,855              26,046            227,718
Receivables, including unbilled revenue, less
   allowances of $23,098, $24,665 and $27,417
   for uncollectible accounts at respective dates               1,235,377           1,013,661          1,299,047
Fuel inventory                                                     21,376              49,989             51,150
Materials and supplies, at average cost                           130,555             122,866            120,064
Accumulated deferred income taxes - net                           545,691             188,143            143,441
Regulatory balancing accounts - net                                    --                  --            127,516
Prepayments and other current assets                              160,485             111,151            129,751
-------------------------------------------------------------------------------------------------------------------

Total current assets                                            2,143,339           1,511,856          2,098,687
-------------------------------------------------------------------------------------------------------------------

Unamortized nuclear investment - net                              782,582           1,365,848          1,564,807
Income tax-related deferred charges                             1,181,196           1,272,947          1,352,336
Regulatory balancing accounts - net                             1,350,938           1,714,973          1,250,085
Transition revenue account                                      2,358,080                  --                 --
Unamortized debt issuance and reacquisition
   expense                                                        317,802             335,044            341,786
Other deferred charges                                          1,049,430           1,352,302            997,630
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                          7,040,028           6,041,114          5,506,644
-------------------------------------------------------------------------------------------------------------------


Total assets                                                 $ 19,840,735        $ 17,657,306       $ 17,605,940
-------------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

                                                             September 30,       December 31,        September 30,
                                                                 2000                1999                1999
-------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
Common stock (434,888,104 shares
   outstanding at each date)                                  $ 2,168,054         $ 2,168,054        $ 2,168,054
Additional paid-in capital                                        334,030             335,038            335,014
Accumulated other comprehensive income                                 --              21,551             18,339
Retained earnings                                                 769,991             608,453            585,375
-------------------------------------------------------------------------------------------------------------------

                                                                3,272,075           3,133,096          3,106,782
Preferred stock:
   Not subject to mandatory redemption                            128,755             128,755            128,755
   Subject to mandatory redemption                                255,700             255,700            255,700
Long-term debt                                                  4,807,439           5,136,681          5,221,915
-------------------------------------------------------------------------------------------------------------------

Total capitalization                                            8,463,969           8,654,232          8,713,152
-------------------------------------------------------------------------------------------------------------------

Short-term debt                                                 1,276,368             795,988            605,003
Current portion of long-term debt                                 647,251             571,300            568,009
Accounts payable                                                  884,685             573,919            561,364
Accrued taxes                                                     573,928             500,709            984,560
Accrued interest                                                   67,317              82,554             88,778
Dividends payable                                                  95,082              94,407             94,350
Regulatory balancing accounts - net                               982,310              75,693                 --
Deferred unbilled revenue                                         412,265             300,339            314,212
Other current liabilities                                       1,247,769           1,140,048          1,100,123
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                       6,186,975           4,134,957          4,316,399
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                         3,359,881           2,938,661          2,768,891
Accumulated deferred investment tax credits                       174,605             205,197            217,822
Customer advances and other deferred credits                      771,439             823,992            824,537
Power purchase contracts                                          489,547             563,459            333,262
Accumulated provision for pension and benefits                    293,290             233,003            319,527
Other long-term liabilities                                       100,676             103,470            112,020
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                    5,189,438           4,867,782          4,576,059
-------------------------------------------------------------------------------------------------------------------

Minority interest                                                     353                 335                330
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2, 10 and 11)

Total capitalization and liabilities                         $ 19,840,735        $ 17,657,306       $ 17,605,940
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

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
In thousands

                                                                           Accumulated                    Total
                                                          Additional          Other                      Common
                                              Common        Paid-in       Comprehensive   Retained    Shareholder's
                                               Stock        Capital          Income       Earnings       Equity
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                   $ 2,168,054      $ 334,031     $       --     $ 694,161      $ 3,196,246
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                              168,551          168,551
   Unrealized gain on securities                                              53,815                         53,815
      Tax effect                                                             (21,822)                       (21,822)
   Reclassified adjustment for gain
      included in net income                                                 (22,967)                       (22,967)
      Tax effect                                                               9,313                          9,313
   Dividends declared on common stock                                                     (268,746)        (268,746)
   Dividends declared on preferred stock                                                    (8,445)          (8,445)
   Stock option appreciation                                                                  (146)            (146)
   Capital stock expense                                          983                                           983
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999              $ 2,168,054      $ 335,014       $ 18,339     $ 585,375      $ 3,106,782
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                   $ 2,168,054      $ 334,031      $   1,852     $ 690,347      $ 3,194,284
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                              177,294          177,294
   Unrealized gain on securities
      Tax effect                                                              (1,852)                        (1,852)
   Dividends declared on common stock                                                      (91,781)         (91,781)
   Dividends declared on preferred stock                                                    (5,612)          (5,612)
   Stock option appreciation                                                                  (257)            (257)
   Capital stock expense                                           (1)                                           (1)
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000              $ 2,168,054      $ 334,030             --     $ 769,991      $ 3,272,075
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998               $ 2,168,054      $ 334,031       $ 39,462     $ 793,625      $ 3,335,172
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                              363,091          363,091
   Unrealized gain on securities                                              43,493                         43,493
      Tax effect                                                             (18,717)                       (18,717)
   Reclassified adjustment for gain included in net income                   (77,206)                       (77,206)
      Tax effect                                                              31,307                         31,307
   Dividends declared on common stock                                                     (549,138)        (549,138)
   Dividends declared on preferred stock                                                   (20,253)         (20,253)
   Stock option appreciation                                                                (1,950)          (1,950)
   Capital stock expense                                          983                                           983
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999              $ 2,168,054      $ 335,014       $ 18,339     $ 585,375      $ 3,106,782
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999               $ 2,168,054      $ 335,038       $ 21,551     $ 608,453      $ 3,133,096
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                              457,186          457,186
   Unrealized gain on securities                                               8,056                          8,056
      Tax effect                                                              (5,120)                        (5,120)
   Reclassified adjustment for gain
      included in net income                                                 (41,190)                       (41,190)
      Tax effect                                                              16,703                         16,703
   Dividends declared on common stock                                                     (278,522)        (278,522)
   Dividends declared on preferred stock                                                   (15,831)         (15,831)
   Stock option appreciation                                                                (1,296)          (1,296)
   Capital stock expense and other                                                               1                1
   Reacquired capital stock expense                          (1,008)                                         (1,008)
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000              $ 2,168,054      $ 334,030    $        --     $ 769,991      $ 3,272,075
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

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
In thousands

                                                                           Accumulated                    Total
                                                          Additional          Other                      Common
                                              Common        Paid-in       Comprehensive   Retained    Shareholder's
                                               Stock        Capital          Income       Earnings       Equity
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998              $ 2,168,054    $ 334,031         $ 38,834     $ 819,941      $ 3,360,860
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                              484,114          484,114
   Unrealized gain on securities                                              59,427                         59,427
      Tax effect                                                             (16,187)                       (16,187)
   Reclassified adjustment for gain
      included in net income                                                (107,208)                      (107,208)
      Tax effect                                                              43,473                         43,473
   Dividends declared on common stock                                                     (690,282)        (690,282)
   Dividends declared on preferred stock                                                   (25,865)         (25,865)
   Stock option appreciation                                                                (2,533)          (2,533)
   Capital stock expense                                        983                                             983
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999              $ 2,168,054    $ 335,014       $   18,339     $ 585,375      $ 3,106,782
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                              603,516          603,516
   Unrealized gain on securities                                              10,377                         10,377
      Tax effect                                                              (4,208)                        (4,208)
   Reclassified adjustment for gain
      included in net income                                                 (41,225)                       (41,225)
      Tax effect                                                              16,717                         16,717
   Dividends declared on common stock                                                     (395,268)        (395,268)
   Dividends declared on preferred stock                                                   (21,467)         (21,467)
   Stock option appreciation                                                                (2,165)          (2,165)
   Capital stock expense                                       (984)                                           (984)
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000              $ 2,168,054    $ 334,030      $        --     $ 769,991      $ 3,272,075
---------------------------------------------------------------------------------------------------------------------


Authorized common stock is 560 million shares with no par value.




    The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

                                              3 Months Ended             9 Months Ended          12 Months Ended
                                               September 30,              September 30,           September 30,
-------------------------------------------------------------------------------------------------------------------
                                             2000         1999        2000         1999        2000         1999
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                $ 177,294    $ 168,551   $ 457,186    $ 363,091   $ 603,516     $ 484,114
Adjustments for non-cash items:
   Depreciation, decommissioning and
      amortization                          415,029      413,760   1,162,171    1,177,744   1,532,164     1,586,700
   Other amortization                        24,671       26,295      75,162       69,419     100,803        95,426
   Deferred income taxes and
      investment tax credits                232,649      (81,249)    124,831      (14,233)    316,663        31,946
   Other long-term liabilities               22,833       22,511      57,305      103,822     (15,405)       55,001
   Regulatory balancing
      accounts - long-term               (1,450,566)    (424,415) (1,994,045)    (888,681) (2,458,933)     (849,088)
   Unrealized loss (gain) on gas
      call options                         (155,002)      (5,227)   (240,281)        (269)   (240,322)       16,559
   Other - net                                   12      (12,951)      8,248      (38,980)    (29,344)      (29,922)
Changes in working capital:
   Receivables                             (104,643)    (236,671)   (221,716)    (186,417)     63,670       (32,686)
   Regulatory balancing accounts            510,278      150,579     906,617      159,861   1,109,826      (120,977)
   Fuel inventory, materials and supplies    14,030       (2,060)     20,924       (3,656)     19,283           755
   Prepayments and other current assets    (110,282)    (112,281)    (49,334)     (37,759)    (30,734)       (2,583)
   Accrued interest and taxes               (55,251)     259,377      57,982      304,555    (432,093)      170,501
   Accounts payable and other
      current liabilities                   495,721      430,448     651,608      431,883     572,214       172,646
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities    16,773      596,667   1,016,658    1,440,380   1,111,308     1,578,392
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                       218,000      135,300     465,698      490,840     465,698       490,840
Long-term debt repaid                            --     (145,410)   (325,000)    (362,872)   (325,000)     (532,872)
Rate reduction notes repaid                 (61,809)     (58,520)   (174,989)    (178,280)   (243,009)     (268,801)
Funds held in trust                        (219,400)          --    (219,400)          --    (219,400)           --
Nuclear fuel financing - net                 15,786      (13,828)     (6,137)     (22,844)    (20,580)        4,878
Short-term debt financing - net             420,961      197,888     480,330      135,438     671,315       499,223
Dividends paid                              (97,394)    (274,358)   (297,878)    (563,373)   (420,236)     (711,039)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used)
   by financing activities                  276,144     (158,928)    (77,376)    (501,091)    (91,212)     (517,771)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant            (284,516)    (242,614)   (806,559)    (718,440) (1,073,742)   (1,031,267)
Funding of nuclear decommissioning trusts   (64,106)     (29,049)   (123,507)     (95,473)   (143,972)     (140,202)
Other - net                                    (357)     (10,797)     14,593       20,842      19,755        54,254
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities      (348,979)    (282,460)   (915,473)    (793,071) (1,197,959)   (1,117,215)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
   and equivalents                          (56,062)     155,279      23,809      146,218    (177,863)      (56,594)
Cash and equivalents, beginning
   of period                                105,917       72,439      26,046       81,500     227,718       284,312
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period      $   49,855    $ 227,718  $   49,855    $ 227,718  $   49,855     $ 227,718
-------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest - net of amounts capitalized    $   91,792   $   98,112   $ 236,965    $ 215,425   $ 308,492     $ 261,681
Taxes                                        90,379       92,616     293,317       92,628     633,313       171,533


   The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Summary of Significant Accounting Policies

Nature of Operations

Southern California Edison Company (SCE) is a rate-regulated electric utility which supplies electric energy for nearly 4.4 million customers in central, coastal and southern California. SCE also produces electricity. All power generated by SCE is sold through the California Power Exchange (PX) and the California Independent System Operator (ISO) and delivered by SCE to its customers. Utility rate-regulation is changing as California transitions toward a more competitive utility environment.

Basis of Presentation

SCE's accounting policies conform with accounting principles generally accepted in the United States, including the accounting principles for rate-regulated enterprises which reflect the rate-making policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC). SCE accounts for its investment in generation facilities in accordance with accounting principles applicable to enterprises in general since 1997. Application of such accounting principles to the generation assets did not result in any adjustment of their carrying value.

The consolidated financial statements include SCE and its subsidiaries. Intercompany transactions have been eliminated. Certain prior-period amounts were reclassified to conform to the September 30, 2000, financial statement presentation.

SCE's outstanding common stock is owned entirely by its parent company, Edison International.

Estimates

Financial statements prepared in compliance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingencies. Actual results could differ from those estimates. Certain significant estimates related to regulatory matters, decommissioning and contingencies are further discussed in Regulation of Utility Business and Regulatory Assets and Liabilities (Note 1) and in Notes 2, 10 and 11 to the Consolidated Financial Statements.

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

SCE's rates are unbundled into separate charges for energy, transmission, distribution, the non-bypassable competition transition charge (CTC), public benefit programs and nuclear decommissioning. The transmission component is being collected through FERC-approved rates. Revenue related to distribution operations is being determined through a performance-based rate-making mechanism, and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return on investment. Revenue related to SCE's hydroelectric plants is also being recovered through a performance-based mechanism. This mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period (not later than March 31, 2002), or until market valuation of the hydroelectric facilities, whichever occurs first. (See Hydroelectric Market Value Filing discussion in Note 2.) Revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement is credited against the costs to transition to a competitive market and accumulated in the transition cost balancing account (TCBA). Nuclear decommissioning costs are being recovered through a CPUC-authorized non-bypassable charge.

California law and regulation provide SCE the opportunity to recover its transition costs through the TCBA mechanism. There are three sources of revenue available to SCE for transition cost recovery: CTC revenue, revenue from the sale or valuation of generation assets in excess of book values, and net market revenue from sale of SCE-controlled generation into the ISO and PX markets. CTC revenue is determined residually (i.e., CTC revenue is the residual amount remaining from monthly gross customer revenue under the rate freeze after subtracting the revenue requirements for transmission, distribution, nuclear decommissioning and public benefit programs, and ISO payments and power purchases from the PX and ISO). Since May 2000, SCE has received insufficient revenue from customers under frozen rates to cover all costs of providing service. The amount by which this revenue is insufficient to cover costs is recorded as an undercollection in the transition revenue account (TRA). This undercollection was due to unusually high PX and ISO market prices. Under existing CPUC decisions, SCE may carry over TRA undercollections, and recover such undercollections from future CTC revenue until the end of the rate freeze (not later than March 31, 2002). In past decisions, the CPUC has denied SCE requests to allow recovery of such undercollections after the end of the rate freeze. The CPUC has also stated that overcollections in the TCBA at the end of the rate freeze will be refunded to customers. See detailed discussion of the TRA in Note 2.

A portion of the stranded costs (SCE's generation-related assets and obligations) that residential and small commercial customers would have paid between 1998 and 2001 has been financed by the issuance of rate reduction notes, allowing SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The notes allow for the rate reduction by lowering the carrying cost on a portion of the transition costs and by deferring recovery of a portion of these transition costs until after the transition period.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since April 1, 1998, SCE has been selling all of its electric generation through the PX and ISO and scheduling delivery through the ISO, as mandated by the CPUC's 1995 restructuring decision. By purchasing wholesale electricity through the PX and ISO, SCE satisfies the electric energy needs of customers who did not choose an alternative energy provider. These transactions are reported as "Purchased power - PX/ISO - net."

Transactions through the PX and ISO were:

                                              3 Months Ended          9 Months Ended          12 Months Ended
                                               September 30,           September 30,           September 30,
--------------------------------------------------------------------------------------------------------------

     In millions                              2000        1999        2000        1999        2000        1999
--------------------------------------------------------------------------------------------------------------

     Purchases                             $ 3,079      $  880     $ 5,120     $ 1,747     $ 5,863     $ 2,326
     Generation sales                        2,019         565       3,737       1,208       4,248       1,564
--------------------------------------------------------------------------------------------------------------

     Purchased power - PX/ISO - net        $ 1,060      $  315     $ 1,383    $    539     $ 1,615    $    762
--------------------------------------------------------------------------------------------------------------

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 2000, SCE had the capacity to pay $411 million in additional dividends and continue to maintain its authorized capital structure.

Regulatory Balancing Accounts

The difference between certain generation-related revenue and generation-related costs is being accumulated in the TCBA. Additionally, gains resulting from the sale of 12 of SCE's generating plants during 1998 were credited to the TCBA; the losses are being amortized over the remaining transition period and accumulated in the TCBA. These transition costs are being recovered from utility customers (with interest) through the CTC mechanism during the transition period.

In June 2000, SCE credited the TCBA for the estimated excess of the market value over book value of its hydroelectric generation assets and simultaneously recorded the same amount in the generation asset balancing account (GABA), pursuant to a CPUC decision. This balance will remain in GABA until final market valuation of the hydroelectric generation assets. If there is a difference in the final market valuation, it will be credited to or recovered from customers through the TCBA mechanism.

The coal and hydroelectric generation balancing accounts track the differences between market revenue from coal and hydroelectric generation and the plants' operating costs after April 1, 1998. Overcollections will be credited to the TCBA; undercollections will be charged to shareholders.

Balancing account undercollections and overcollections accrue interest. Income tax effects on all balancing account changes are deferred.

Regulatory Assets and Liabilities

In accordance with accounting principles for rate-regulated enterprises, SCE records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. SCE's discontinuance of the application of accounting principles for rate-regulated

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

enterprises to its generation assets did not result in a write-off of its generation-related regulatory assets since the CPUC has approved recovery of these assets through the TCBA mechanism.

Regulatory assets and liabilities included in the consolidated balance sheets are:

                                                               September 30,     December 31,      September 30,
       In millions                                                   2000             1999              1999
-------------------------------------------------------------------------------------------------------------------

       Generation-related:
       Unamortized nuclear investment - net                       $   783            $ 1,366         $ 1,565
       Flow-through taxes                                             221                414             470
       Unamortized loss on sale of plant                               76                122             137
       Purchased-power settlements                                    458                531             301
       Transition-related balancing accounts:
          TCBA                                                       (159)             1,172             925
          GABA                                                        510                 --              --
          Coal and hydro balancing accounts                          (807)              (128)            (73)
       Other - net                                                     41                 47              48
-------------------------------------------------------------------------------------------------------------------

       Subtotal                                                     1,123              3,524           3,373
-------------------------------------------------------------------------------------------------------------------

       Rate reduction notes - transition cost deferral              1,001                707             619
-------------------------------------------------------------------------------------------------------------------

       TRA                                                          2,358                 --              --
-------------------------------------------------------------------------------------------------------------------

       Other:
       Flow-through taxes                                             960                859             883
       Unamortized loss on reacquired debt                            277                295             301
       Environmental remediation                                       52                111             114
       Regulatory balancing accounts and other                       (108)               (36)            (18)
-------------------------------------------------------------------------------------------------------------------

       Subtotal                                                     1,181              1,229           1,280
-------------------------------------------------------------------------------------------------------------------

       Total                                                      $ 5,663            $ 5,460         $ 5,272
-------------------------------------------------------------------------------------------------------------------

Generation-related regulatory assets and liabilities are being recovered through transition cost recovery mechanisms. The regulatory asset related to the rate reduction notes will be recovered over the terms of the rate reduction notes. The TRA balance consists of the undercollection arising from costs exceeding revenue from frozen rates (due to unusually high PX and ISO market prices). SCE has filed an application with the CPUC seeking authority to recover the TRA balance after the end of the rate freeze. The other regulatory assets and liabilities are being recovered through other components of the unbundled rates.

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

There are many factors that affect SCE's ability to recover its transition costs and its TRA undercollections. Based on valuations of generating assets that have been filed with the CPUC, SCE believes it is probable that it will be able to recover its stranded costs that are recorded in the TCBA. SCE also believes it is probable that SCE will be able to recover its costs that are recorded as undercollections in the TRA. Recovery of SCE's TRA undercollections, however, depends on favorable regulatory actions as described in Note 2, as well as other factors such as weather conditions, market prices of gas and electricity, levels of sales and economic conditions. At any time that all or a portion of the existing TRA undercollections are not deemed to be probable of recovery, the undercollections or a portion thereof must

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be charged to earnings. Thereafter, any further undercollections not probable of recovery would also be charged to earnings.

Nuclear

SCE is recovering its investments in San Onofre Nuclear Generating Station Units 2 and 3 and Palo Verde Nuclear Generating Station on an accelerated basis, as authorized by the CPUC. The accelerated recovery will continue through December 2001, earning a 7.35% fixed rate of return on investment. San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are recovered through an incentive pricing plan which allows SCE to receive about 4(cent) per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders. Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through the earlier of December 31, 2001, or the date when the rate freeze ends.

The San Onofre and Palo Verde rate recovery plans and the Palo Verde balancing account are part of the TCBA. The benefits of operation of the San Onofre units will be shared equally with ratepayers beginning in 2004. Palo Verde's existing nuclear unit incentive procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle. SCE has entered into an agreement to sell its investment in Palo Verde (see further discussion in Note 2).

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

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation. Depreciation expense stated as a percent of average original cost of depreciable utility plant was 3.6%, 3.5% and 3.6% for the three, nine and twelve months ended September 30, 2000, respectively, and 3.4%, 3.6% and 3.8% for the three, nine and twelve months ended September 30, 1999, respectively.

SCE's net investment in generation-related utility plant was approximately $1 billion at September 30, 2000, December 31, 1999, and September 30, 1999.

Note 2.    Regulatory Matters

Generating Plant Divestiture

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in Mohave Generating Station. In April 2000, the CPUC approved the auction process and in May 2000, SCE agreed to sell its interest in Mohave to AES Corporation for approximately $533 million. The transaction is subject to approval by the CPUC and various federal regulatory agencies. In June 2000, SCE submitted a compliance filing with the CPUC, seeking approval of the auction results and the sale to AES. In response to the Utility Workers Union of America's (UWUA) opposition to the sale and its motion to intervene, a CPUC administrative law judge (ALJ) has indicated that he will recommend to the

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CPUC that consideration of the sale be deferred until the CPUC's ongoing investigation of the current problems in the California electricity markets is completed. SCE expects the sale to close in 2001, if approved by the CPUC on a timely basis.

In April 2000, SCE agreed to sell its 15.8% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for $550 million, subject to certain adjustments. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. The transaction is subject to the approval of the CPUC, the Nuclear Regulatory Commission, the FERC and other state and federal entities, and to the receipt of a favorable ruling from the Internal Revenue Service. The Utility Reform Network (TURN) and the UWUA have filed a motion with the CPUC recommending that the CPUC reject the sale and require SCE to retain these generating assets. The CPUC's Office of Ratepayer Advocates has supported this motion. The CPUC has not ruled on the motion. Evidentiary hearings are scheduled for February 2001. Until the end of November 2000, competing offers may be solicited by SCE, subject to certain conditions, and any superior offers obtained are subject to matching rights by Pinnacle West Energy. The transaction is expected to close by the end of 2001, if approved by the CPUC on a timely basis.

Proceeds from the sales of these assets will be credited to the TCBA and applied toward transition cost recovery. SCE has asked the CPUC for approval to credit the TCBA and debit the GABA with the aggregate net gain in the pending sales as soon as possible.

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

Transition Revenue Account

Due to higher than expected wholesale market prices for electricity, SCE began accruing large undercollections in the TRA beginning in May 2000. On October 4, 2000, SCE filed an emergency petition with the CPUC for expedited modification of the CPUC's earlier decisions that would prohibit SCE from recovering TRA balances after the transition period. In its petition, SCE requested that the CPUC modify its prior decisions and allow SCE to recover TRA undercollections incurred during the statutory rate freeze period, over a reasonable period of time after the end of the rate freeze. On October 17, 2000, the assigned CPUC commissioner and a CPUC ALJ issued a ruling stating that they will consider the TRA and TCBA rate-making mechanisms and adopt a schedule that permits a decision by year-end.

On October 25, 2000, SCE filed a prehearing conference statement required by the October 17 ruling. The statement proposed that the CPUC take four key actions: support market reform, including providing more opportunities for utilities to contract for longer term supplies of power, completing review of bilateral contract proposals, and urging other agencies to help rectify the market structure problems that have become apparent; confirm that utility companies will be permitted to recover their reasonable procurement costs incurred on behalf of customers; implement a post-freeze rate stabilization plan, including a modest

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

near-term energy rate increase in the interest of avoiding a much larger rate increase in 2002 and thereafter; and promptly decide whether the CPUC is going to permit the sale of the utilities' remaining generation assets. SCE also proposed a schedule leading to adoption of a new rate plan effective January 1, 2001.

At the October 27, 2000, CPUC prehearing conference, the ALJ extended the date for responses to SCE's emergency motions to November 9, 2000, and set the same date for responses to a petition filed by TURN that argued for undercollected electricity costs to be treated as if such costs were unrecovered transition costs. The parties were also given until the same date to file specific proposals relating to the TRA undercollections. The ALJ stated that the scope of this phase of the proceeding is limited to changes in the applicable CPUC-authorized accounting and rate-making mechanisms, and is not intended to address before the end of this year the question of whether prior CPUC decisions should be modified to permit carryover of TRA undercollections past the end of the rate freeze.

On November 1, 2000, the assigned CPUC commissioner issued a ruling confirming that the proceeding will explore interim accounting and rate-making measures that the CPUC can adopt by year-end. The ruling also stated that the assigned commissioner will prepare an order instituting investigation for consideration at the CPUC's December 21, 2000, meeting, which will allow the CPUC to consider alternative ways of handling the residual cash flow problems from large TRA undercollections that have not otherwise been resolved through CPUC accounting and rate-making mechanisms.

On November 9, 2000, SCE filed with the CPUC its comments in response to the assigned commissioner's ruling. SCE stated that there are no accounting and rate-making mechanisms that will correct the problem of wholesale power procurement costs exceeding revenue from frozen retail rates, and the only real solution is to increase rates. However, as a mitigation measure, SCE proposed that overcollections in the TCBA at the time new rates would go into effect, that otherwise would be refunded, should be used to reduce TRA undercollections. In the filing, SCE also opposed TURN's petition as being unlawful. On the same date, SCE filed with the CPUC a request for approval to credit the TCBA (and debit the GABA) as soon as possible with the aggregate net gain on the pending sales of the Mohave, Four Corners and Palo Verde generating plants, which would have the effect of substantially accelerating the end of SCE's statutory rate freeze. Based on the valuations for those plants filed by SCE with the CPUC, SCE's utility-owned transition costs were fully recovered no later than August 31, 2000.

SCE cannot predict what actions the CPUC will finally take in proceedings described above or their financial impact on SCE. However, any actions that make all or part of the TRA undercollections not probable of recovery would require SCE to charge the TRA undercollections or a portion thereof to earnings under generally accepted accounting principles and could have a material adverse effect on SCE's financial condition and results of operations.

Wholesale Electricity Markets

On October 16, 2000, SCE filed a joint petition urging the FERC to immediately find the California wholesale electricity market to be not workably competitive, immediately impose a cap on the price for energy, and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds.

On November 1, 2000, the FERC issued a report and proposed order proposing remedies for California wholesale electric markets. The FERC found that the California market structure and rules, with the imbalance of supply and demand, provide the opportunity for sellers to exercise market power and have caused, and have the potential to continue to cause, unjust and unreasonable rates. However, the FERC also found that the record before them does not support refunds from power sellers for periods prior to

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2000, but that subsequent rates would be subject to refund through December 31, 2002. The FERC proposed several immediate remedies and certain longer term structural reforms. The FERC is taking comments on the proposed order and said it will issue a final order by the end of 2000.

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

SCE used the mark-to-market accounting method for its gas call options which were used to mitigate SCE's transition cost recovery exposure to increases in energy prices. Gains and losses from monthly changes in market prices were recorded as income or expense. However, costs of the options and the market price changes are included in the TCBA. As a result, the mark-to-market gains or losses had no effect on earnings. In October 2000, SCE sold its gas call options. The options covered various periods through 2001. The gains were credited to the TCBA.

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

SCE has purchased block forward energy contracts through the PX, with various terms and prices, to hedge its exposure to fluctuations in energy prices. As of September 30, 2000, these contracts had a nominal value of $203 million, and cover a small portion of SCE's energy purchases through 2001.

Interest rate swaps are used to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt. At September 30, 2000, December 31, 1999, and September 30, 1999, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008. The swap agreement expires February 28, 2008. The interest rate swap agreement requires the parties to pledge collateral according to bond rating and market interest rate changes. At September 30, 2000, SCE had pledged $11 million as collateral due to a decline in market interest rates. SCE is exposed to credit loss in the event of nonperformance by the counterparty to the agreement, but does not expect the counterparty to fail to meet its obligation.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair values of financial instruments were:

                                               September 30,            December 31,              September 30,
       In millions                                 2000                     1999                      1999
-------------------------------------------------------------------------------------------------------------------

                                              Cost        Fair         Cost        Fair         Cost        Fair
       Instrument                             Basis       Value        Basis       Value        Basis       Value
-------------------------------------------------------------------------------------------------------------------

       Financial assets:
       Decommissioning trusts              $ 1,774     $ 2,542       $ 1,650     $ 2,509      $ 1,630      $ 2,327
       Equity investments                       --          --            --          33           --           --
       Gas call options                         19         251            28          20           31           23

       Financial liabilities:
       DOE decommissioning and
          decontamination fees                  40          33            40          35          $45          $39
       Interest rate swap                       --          13            --          13           --           14
       Long-term debt                        4,807       4,653         5,137       5,044        5,222        5,214
       Preferred stock subject to
          mandatory redemption                 256         250           256         259          256          261

-------------------------------------------------------------------------------------------------------------------

Financial assets are carried at their fair value based on quoted market prices for decommissioning trusts, equity investments and gas call options. Financial liabilities are recorded at cost. Financial liabilities' fair values are based on: termination costs for the interest rate swap; brokers' quotes for long-term debt and preferred stock; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees. Due to their short maturities, amounts reported for cash equivalents and short-term debt approximate fair value.

Gross unrealized holding gains on debt and equity investments were:

                                                        September 30,       December 31,      September 30,
       In millions                                          2000                1999              1999
------------------------------------------------------------------------------------------------------------
       Decommissioning trusts:
       Municipal bonds                                    $  202              $  239             $  179
       Stocks                                                383                 454                348
       U.S. government issues                                126                 119                133
       Short-term and other                                   57                  47                 37
------------------------------------------------------------------------------------------------------------
                                                             768                 859                697
       Equity investments                                     --                  33                 --
------------------------------------------------------------------------------------------------------------
       Total                                              $  768              $  892             $  697
------------------------------------------------------------------------------------------------------------

There were no unrealized holding losses for the periods presented.

In June 1998, a new accounting standard for derivative instruments and hedging activities was issued. SCE will be required to implement the new standard, as amended, on January 1, 2001, which requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. SCE anticipates that most of its derivatives under the new standard would qualify for hedge accounting.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE expects to recover in rates any market price changes from its derivatives that could potentially affect earnings. Accordingly, implementation of this new standard is not expected to affect earnings.

Note 4.    Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

Almost all SCE properties are subject to a trust indenture lien to secure SCE's first and refunding mortgage bonds. SCE has issued such bonds in the past to fund construction expenditures and for other corporate purposes. SCE also has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution control bonds issued by government agencies. SCE uses these proceeds to finance construction of pollution control facilities. Bondholders have limited discretion in redeeming certain pollution control bonds, and SCE has arranged with securities dealers to remarket or purchase them if necessary.

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

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following September 30, 2000, are: 2001 - $647 million; 2002 - $247 million; 2003 - $572 million; 2004 - $372 million; and 2005 - $247 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of:

                                                          September 30,       December 31,       September 30,
         In millions                                          2000                1999               1999
----------------------------------------------------------------------------------------------------------------

         First and refunding mortgage bonds:
            2002 - 2026 (5.625% to 7.25%)                   $ 1,175             $ 1,400            $ 1,400
         Rate reduction notes:
           2001 - 2007 (6.17% to 6.42%)                       1,795               1,970              2,039
         Pollution control bonds:
            2008 - 2040 (5.125% to 7.2% and variable)         1,415               1,196              1,196
         Funds held by trustees                                (219)                 (2)                (2)
         Debentures and notes:
            2001 - 2029 (5.875% to 7.625%)                    1,150               1,000              1,000
         Subordinated debentures:
            2044 (8.375%)                                       100                 100                100
         Commercial paper for nuclear fuel                       64                  71                 85
         Long-term debt due within one year                    (647)               (571)              (568)
         Unamortized debt discount - net                        (26)                (27)               (28)
----------------------------------------------------------------------------------------------------------------
         Total                                              $ 4,807             $ 5,137            $ 5,222
----------------------------------------------------------------------------------------------------------------

On November 8, 2000, SCE issued $1.0 billion of 7.20% variable rate notes. These notes have a stated maturity of November 2003, but may be redeemed at the option of SCE, in whole or in part, at any time at a make-whole price.

Also, on November 8, 2000, SCE issued $300 million of floating rate notes due in May 2002. The interest rate on these notes is reset quarterly. These floating rate notes may not be redeemed prior to maturity.

Note 5.    Short-Term Debt

SCE has lines of credit totaling $1.65 billion with $336 million available for commercial paper borrowings and $550 million available for the refinancing of certain variable-rate pollution control debt. The lines can be drawn at negotiated or bank index rates.

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements, including PX payments. Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks. Weighted-average interest rates were 6.7%, 5.3% and 5.5% at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

Short-term debt consisted of:

                                                    September 30,      December 31,        September 30,
         In millions                                    2000               1999                1999
---------------------------------------------------------------------------------------------------------
         Commercial paper                           $    764              $  696             $  695
         Bid loans                                       350                  --                 --
         Floating rate notes                             175                 175                 --
         Commercial notes                                 60                  --                 --
         Amount reclassified as long-term debt           (65)                (71)               (85)
         Unamortized discount                             (8)                 (4)                (5)
---------------------------------------------------------------------------------------------------------
         Total                                       $ 1,276              $  796             $  605
---------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE is arranging additional bank credit facilities to finance current and expected balancing account undercollections and other operating requirements. SCE recently obtained a commitment from lenders to provide a 364-day credit facility up to $1 billion, which would replace existing facilities totaling $600 million. The commitment is subject to documentation and other conditions.

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

Preferred stock redemption requirements for the five twelve-month periods following September 30, 2000, are: 2001 - zero; 2002 - $105 million; 2003 - $9 million; 2004 - $9 million; and 2005 - $9 million.

Cumulative preferred stock consisted of:

                                                                  September 30,     December 31,      September 30,
Dollars in millions, except per share amounts                          2000             1999               1999
-------------------------------------------------------------------------------------------------------------------

                                            September 30, 2000
                                    -------------------------------
                                         Shares       Redemption
                                    Outstanding             Price
                                    --------------    -------------

Not subject to mandatory redemption:
$25 par value:
4.08% Series                          1,000,000        $  25.50    $   25           $   25            $   25
4.24                                  1,200,000           25.80        30               30                30
4.32                                  1,653,429           28.75        41               41                41
4.78                                  1,296,769           25.80        33               33                33
-------------------------------------------------------------------------------------------------------------------
Total                                                               $ 129            $ 129             $ 129
-------------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:
6.05% Series                            750,000        $ 100.00    $   75           $   75            $   75
6.45                                  1,000,000          100.00       100              100               100
7.23                                    807,000          100.00        81               81                81
-------------------------------------------------------------------------------------------------------------------
Total                                                               $ 256            $ 256             $ 256
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                           September 30,       December 31,       September 30,
In millions                                                    2000                1999               1999
---------------------------------------------------------------------------------------------------------------

Deferred tax assets:
Property related                                            $   193             $   184            $   196
Unrealized gains and losses - decommissioning                   436                 453                408
Investment tax credits                                           90                 113                133
Regulatory balancing accounts                                    94                  67                133
Decommissioning related                                         103                 127                129
Fixed costs                                                     311                 247                211
Unbilled revenue                                                187                 122                124
Other                                                            80                  92                185
---------------------------------------------------------------------------------------------------------------
Total                                                       $ 1,494             $ 1,405            $ 1,519
---------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
Property related                                            $ 2,345             $ 2,629            $ 2,685
Capitalized software costs                                      251                 225                236
Regulatory balancing accounts                                 1,179                 448                434
Unrealized gains and losses - decommissioning                   333                 351                306
Other                                                           200                 502                484
---------------------------------------------------------------------------------------------------------------
Total                                                       $ 4,308             $ 4,155            $ 4,145
---------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                     $ 2,814             $ 2,750            $ 2,626
---------------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                                $ 3,360             $ 2,938            $ 2,769
Included in current assets                                      546                 188                143


The current and deferred components of income tax expense were:

                                                3 Months Ended           9 Months Ended           12 Months Ended
In millions                                      September 30,            September 30,            September 30,
-------------------------------------------------------------------------------------------------------------------

                                               2000         1999       2000         1999        2000        1999
-------------------------------------------------------------------------------------------------------------------

Current:
Federal                                       $ (48)       $ 199      $ 235        $ 263       $ 271       $ 261
State                                           (13)          52         56           69          66          70

-------------------------------------------------------------------------------------------------------------------
                                                (61)         251        291          332         337         331
-------------------------------------------------------------------------------------------------------------------
Deferred - federal and state:
Accrued charges                                 (17)         (54)       (66)         (38)       (103)        (57)
Contributions in aid of construction             (5)          (5)        (6)          (5)        (11)         (8)
Property related                                (46)         (52)      (139)        (148)       (185)       (211)
Investment and energy tax credits - net         (10)         (11)       (31)         (32)        (43)        (85)
Regulatory asset amortization                    11           10         25           22           9          33
Regulatory balancing accounts                   363           61        397          198         570         339
State tax privilege year                          4          (17)         7           10           4          10
Unbilled revenue                                (70)         (21)       (65)          (7)        (63)         23
Nonqualified decommissioning withdrawals          6            1         12            2          15           2
Other                                            (5)          (7)         2           (4)          5         (10)
-------------------------------------------------------------------------------------------------------------------
                                                231          (95)       136           (2)        198          36
-------------------------------------------------------------------------------------------------------------------
Total income tax expense                      $ 170        $ 156      $ 427        $ 330       $ 535       $ 367
-------------------------------------------------------------------------------------------------------------------
Classification of income taxes:
Included in operating income                  $ 174        $ 154      $ 432        $ 319       $ 564       $ 369
Included in other income                         (4)           2         (5)          11         (29)         (2)

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composite federal and state statutory income tax rate was 40.551% for all periods presented.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                              3 Months Ended           9 Months Ended            12 Months Ended
                                               September 30,            September 30,             September 30,
-------------------------------------------------------------------------------------------------------------------

                                              2000        1999         2000        1999        2000         1999
-------------------------------------------------------------------------------------------------------------------

Federal statutory rate                         35.0%      35.0%         35.0%      35.0%        35.0%       35.0%
Capitalized software                           (0.8)      (4.3)         (0.8)      (2.7)        (1.0)       (2.8)
Property-related and other                      6.8        8.8           7.0        8.3          7.9         8.2
Investment and energy tax credits              (3.0)      (3.2)         (3.5)      (4.5)        (3.7)       (9.7)
Regulatory asset amortization                   2.6        2.7           2.4        2.8          0.7         3.5
State tax - net of federal deduction            8.3        8.9           8.0        8.5          8.0         8.7
-------------------------------------------------------------------------------------------------------------------

Effective tax rate                             48.9%      47.9%         48.1%      47.4%        46.9%       42.9%
-------------------------------------------------------------------------------------------------------------------

Note 8.    Employee Compensation and Benefit Plans

Employee Savings Plan

SCE has a 401(k) defined contribution savings plan designed as a source of employees' retirement income. The plan received employer contributions of $8 million, $23 million and $29 million for the three-, nine- and twelve-month periods ended September 30, 2000, respectively, and $6 million, $18 million and $23 million for the three-, nine- and twelve-month periods ended September 30, 1999, respectively.

Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements. SCE recognizes pension expense as calculated by the actuarial method used for ratemaking. In April 1999, SCE adopted a cash balance feature for its pension plan.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                        9 Months Ended         Year Ended         9 Months Ended
                                                         September 30,        December 31,         September 30,
In millions                                                  2000                 1999                 1999
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                 $ 2,075              $ 2,251              $ 2,251
Service cost                                                   48                   66                   50
Interest cost                                                 117                  146                  114
Plan amendment                                                 --                  (22)                 (25)
Actuarial loss (gain)                                          --                 (224)                  --
Benefits paid                                                (142)                (142)                (105)
-------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                       $ 2,098              $ 2,075              $ 2,285
-------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period          $ 3,078              $ 2,552              $ 2,552
Actual return on plan assets                                  204                  620                  241
Employer contributions                                         29                   48                   51
Benefits paid                                                (142)                (142)                (105)
-------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                $ 3,169              $ 3,078              $ 2,739
-------------------------------------------------------------------------------------------------------------------

Funded status                                             $ 1,071              $ 1,003             $    454
Unrecognized net loss (gain)                               (1,012)              (1,018)                (463)
Unrecognized transition obligation                             25                   28                   30
Unrecognized prior service cost                               120                  132                  133
-------------------------------------------------------------------------------------------------------------------

Recorded asset                                           $    204             $    145             $    154
-------------------------------------------------------------------------------------------------------------------

Discount rate                                                7.75%                7.75%                6.75%
Rate of compensation increase                                5.0%                 5.0%                 5.0%
Expected return on plan assets                               7.5%                 7.5%                 7.5%


The components of pension expense were:

                                              3 Months Ended          9 Months Ended             12 Months Ended
In millions                                    September 30,           September 30,              September 30,
-------------------------------------------------------------------------------------------------------------------
                                              2000        1999        2000        1999          2000        1999
-------------------------------------------------------------------------------------------------------------------

Service cost                                 $  16       $  16       $  48       $  50         $  64       $  67
Interest cost                                   39          38         117         114           149         150
Expected return on plan assets                 (57)        (48)       (171)       (144)         (215)       (179)
Net amortization and deferral                   (8)          2         (24)          7           (19)          9
-------------------------------------------------------------------------------------------------------------------
Pension expense (benefit) under
     accounting standards                      (10)          8         (30)         27           (21)         47
Regulatory adjustment - deferred                10           5          30          12            32           8
-------------------------------------------------------------------------------------------------------------------
Net pension expense recognized                $ --       $  13        $ --       $  39         $  11       $  55
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                    9 Months Ended          Year Ended           9 Months Ended
                                                     September 30,         December 31,           September 30,
In millions                                              2000                  1999                   1999
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period             $ 1,462               $ 1,545                $ 1,545
Service cost                                               27                    46                     33
Interest cost                                              87                   109                     78
Actuarial loss (gain)                                      --                  (185)                    --
Benefits paid                                             (45)                  (53)                   (45)
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                   $ 1,531               $ 1,462                $ 1,611
-------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of period      $ 1,283               $ 1,029                $ 1,029
Actual return on plan assets                               69                   185                     57
Employer contributions                                     63                   122                     75
Benefits paid                                             (45)                  (53)                   (45)
-------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period            $ 1,370               $ 1,283                $ 1,116
-------------------------------------------------------------------------------------------------------------------
Funded status                                        $   (161)             $   (179)              $   (495)
Unrecognized net loss (gain)                             (204)                 (207)                    84
Unrecognized transition obligation                        328                   349                    355
-------------------------------------------------------------------------------------------------------------------
Recorded asset (liability)                          $     (37)            $     (37)             $     (56)
-------------------------------------------------------------------------------------------------------------------
Discount rate                                             8.0%                  8.0%                  6.75%
Expected return on plan assets                            7.5%                  7.5%                  7.5%


Expense components were:
                                              3 Months Ended          9 Months Ended             12 Months Ended
In millions                                    September 30,           September 30,              September 30,
-------------------------------------------------------------------------------------------------------------------

                                             2000        1999        2000         1999         2000        1999
-------------------------------------------------------------------------------------------------------------------

Service cost                                $   9       $  11       $  27        $  33        $  40       $  47
Interest cost                                  29          26          87           78          118          99
Expected return on plan assets                (23)        (19)        (69)         (57)         (91)        (71)
Net amortization and deferral                   6           7          18           21           24          25
-------------------------------------------------------------------------------------------------------------------
Total expense                               $  21       $  25       $  63        $  75        $  91       $ 100
-------------------------------------------------------------------------------------------------------------------

The assumed rate of future increases in the per-capita cost of health care benefits is 11.75% for 2000, gradually decreasing to 5% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of September 30, 2000, by $238 million and annual aggregate service and interest costs by $29 million. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of September 30, 2000, by $192 million and annual aggregate service and interest costs by $23 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

SCE measures compensation expense related to stock-based compensation by the intrinsic value method. Compensation expense recorded under the stock-compensation programs was $1 million, $2 million and $5 million for the three, nine and twelve months ended September 30, 2000, respectively, and $2 million, $3 million and $5 million for the three, nine and twelve months ended September 30, 1999, respectively.

Stock-based compensation expense under the fair-value method of accounting would have resulted in pro forma net income available for common stock of $171 million, $439 million and $580 million for the three, nine and twelve months ended September 30, 2000, respectively, and $160 million, $342 million and $458 million for the three, nine and twelve months ended September 30, 1999, respectively.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                             12 Months Ended
                                               September 30,
-------------------------------------------------------------------------------

                                    2000                          1999
-------------------------------------------------------------------------------

 Expected life                   7-10 years                     7 years
 Risk-free interest rate         4.7% - 6.0%                  4.7% - 5.6%
 Expected volatility              17% - 38%                    17% - 18%
-------------------------------------------------------------------------------

The application of fair-value accounting to calculate the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.    Jointly Owned Utility Projects

SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's share of expenses for each project is included in the consolidated statements of income.

The investment in each project, as included in the consolidated balance sheet as of September 30, 2000, was:

                                                   Original           Accumulated
                                                    Cost of        Depreciation and        Under        Ownership
In millions                                        Facility          Amortization      Construction     Interest
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Transmission systems:
   Eldorado                                      $      40            $     11           $    1            60%
   Pacific Intertie                                    230                  78                6            50%
Generating stations:
   Four Corners Units 4 and 5 (coal)                   459                 348                6            48%
   Mohave (coal)                                       327                 238                2            56%
   Palo Verde (nuclear)(1)                           1,621               1,337               16            16%
   San Onofre (nuclear)(1)                           4,267               3,646               17            75%
-------------------------------------------------------------------------------------------------------------------
Total                                            $   6,944            $  5,658           $   48
-------------------------------------------------------------------------------------------------------------------

(1) Reported as "Unamortized nuclear investment - net."


Note 10.   Commitments

Leases

SCE has operating leases, primarily for vehicles, with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at September 30, 2000, were:

         Year ended December 31,                                 In millions
-------------------------------------------------------------------------------
         2000                                                     $   4
         2001                                                        15
         2002                                                        11
         2003                                                        10
         2004                                                         8
         Thereafter                                                  17
-------------------------------------------------------------------------------
         Total                                                     $ 65
-------------------------------------------------------------------------------

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Decommissioning expense was $67 million, $128 million and $148 million for the three, nine and twelve months ended September 30, 2000, respectively, and $34 million, $103 million and $149 million for the three, nine and twelve months ended September 30, 1999, respectively. The accumulated provision for decommissioning, excluding San Onofre Unit 1 and unrealized holding gains, was $1.4 billion at September 30, 2000, and $1.3 billion at both December 31, 1999, and September 30, 1999. The estimated cost recorded as a liability to decommission San Onofre Unit 1 is approximately $354 million at September 30, 2000.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

Trust investments (cost basis) include:

                                       Maturity            September 30,    December 31,      September 30,
   In millions                           Dates                 2000             1999              1999
----------------------------------------------------------------------------------------------------------
   Municipal bond                     2000 - 2033          $    629         $    684          $    571
   Stocks                                 --                    519              482               503
   U.S. government issues             2000 - 2030               413              351               447
   Short-term and other               2002 - 2040               213              133               109
----------------------------------------------------------------------------------------------------------
         Total                                              $ 1,774          $ 1,650           $ 1,630
----------------------------------------------------------------------------------------------------------

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning. Net earnings were $47 million, $78 million and $87 million for the three, nine and twelve months ended September 30, 2000, respectively, and $25 million, $49 million and $68 million for the three, nine and twelve months ended September 30, 1999, respectively. Proceeds from sales of securities (which are reinvested) were $1.0 billion, $3.5 billion and $4.3 billion for the three, nine and twelve months ended September 30, 2000, respectively, and $776 million, $1.8 billion and $2.1 billion for the three, nine and twelve months ended September 30, 1999, respectively. Approximately 90% of the trust fund contributions were tax-deductible.

Other Commitments

SCE has fuel supply contracts which require payment only if the fuel is made available for purchase. Additionally, SCE's gas and coal fuel contracts require payment of certain fixed charges whether or not gas or coal is delivered.

SCE has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers) and other utilities. These contracts provide for capacity payments if a facility meets certain

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance obligations and energy payments based on actual power supplied to SCE. There are no requirements to make debt-service payments. As a result of the utility industry restructuring, SCE has entered into purchased-power settlements to end its contract obligations with certain qualifying facilities. The settlements are reported as power purchase contracts. Settlement payments are being recovered through the TCBA mechanism.

SCE has unconditional purchase obligations for part of a power plant's generating output, as well as firm transmission service from another utility. Minimum payments are based, in part, on the debt-service requirements of the provider, whether or not the plant or transmission line is operable. SCE's minimum commitment under both contracts is approximately $166 million through 2017. The purchased-power contract (approximately $30 million) is expected to provide approximately 5.5% of current or estimated future operating capacity, and is reported as power purchase contracts. The transmission service contract requires a minimum payment of approximately $6 million a year.

Certain commitments for the years 2000 through 2004 are estimated below:

         In millions                                        2000       2001       2002       2003       2004
--------------------------------------------------------------------------------------------------------------

         Projected construction expenditures             $ 1,149    $ 1,072      $ 923      $ 905      $ 921
         Fuel supply contracts                               172        108        116        126        107
         Purchased-power capacity payments                   637        647        644        637        635
--------------------------------------------------------------------------------------------------------------

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

SCE's recorded estimated minimum liability to remediate its 44 identified sites is $105 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $269 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

possible outcomes. In 1998, SCE sold all of its gas- and oil-fueled generation plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $36 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. Costs incurred at SCE's remaining sites are expected to be recovered through customer rates. SCE has recorded a regulatory asset of $70 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve-month period ended September 30, 2000, were $12 million.

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

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at San Onofre. Current capability to store spent fuel is estimated to be adequate through 2005. Meeting spent-fuel storage requirements beyond that period would require additional on-site storage capability, the costs for which have not been determined. Extended delays by the DOE could lead to consideration of costly alternatives involving siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983 (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Earnings

Southern California Edison Company's (SCE) earnings for the three, nine and twelve months ended September 30, 2000, were $172 million, $441 million and $582 million, respectively, compared with $160 million, $343 million and $458 million for the same periods in 1999. The increases were primarily due to the planned refueling outages at San Onofre Nuclear Generating Station in the first half of 1999 (there have been no outages in 2000 through September 30), combined with superior operating performance at San Onofre and higher kilowatt-hour sales.

Operating Revenue

As a result of electric utility industry restructuring, customers can choose to have SCE purchase power on their behalf, or they can buy power directly from an energy service provider, thus becoming direct access customers. Most direct access customers continue to be billed by SCE, but are given a credit for the generation portion of their bills.

Operating revenue increased for the three, nine and twelve months ended September 30, 2000, compared to the year-earlier periods, primarily due to warmer weather in the second and third quarters of 2000 as compared to the same periods in 1999. The volume increases in operating revenue were partially offset by the credit given to customers who chose direct access. Over 92% of operating revenue was from retail sales. Retail rates are regulated by the California Public Utilities Commission (CPUC) and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Operating Expenses

Fuel expense decreased for the three, nine and twelve months ended September 30, 2000, compared with the same periods in 1999. During second and third quarters 2000, SCE recorded fuel-related refunds resulting from a settlement with another utility.

Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from qualifying facilities (QFs) at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources. Purchased-power expense-contracts increased for the quarter and decreased for the nine and twelve months ended September 30, 2000, compared to the year-earlier periods. The quarterly increase is the result of significantly higher priced purchases from certain QFs more than offsetting the lower volume of QF purchases. The purchased-power expense-contracts decreases for the nine and twelve months ended are mainly due to SCE's settlement agreements to terminate contracts with certain QFs and the terms in some of the remaining QF contracts reverting to lower prices. For the twelve months ended September 30, 2000, SCE paid about $600 million (including energy and capacity payments) more for these power purchases than the cost of power available from other sources. SCE is continuing to purchase power under existing contracts from certain QFs and from other utilities. SCE sells this power through the California Power Exchange (PX) and the California Independent System Operator (ISO).

Since April 1, 1998, SCE has been required to sell all of its generated and purchased power through the PX and ISO, schedule delivery of the power through the ISO and acquire all of its power from the PX and ISO to distribute to its retail customers. SCE nets these PX and ISO transactions for reporting purposes. PX/ISO purchased-power expense significantly increased for the three, nine and twelve months ended

September 30, 2000, compared to the same periods in 1999. During second quarter and third quarter 2000, an increased volume of higher priced PX purchases was partially offset by increases in PX sales revenue and ISO net revenue, as well as an increase in the market value of gas call options. Increases in the options' market value decreased purchased-power expense. These gas call options mitigated SCE's transition cost recovery exposure to increases in energy prices. In addition, the year-to-date and twelve-months ended increases in 2000 were partially offset by the realization of hydroelectric-related ISO revenue (in first quarter 2000) that had been previously deferred awaiting regulatory approval. For a further discussion of SCE's hedging instruments and the recent significant increases in PX prices, see Market Risk Exposures.

Provisions for regulatory adjustment clauses decreased for the three, nine and twelve months ended September 30, 2000, compared to the year-earlier periods, primarily due to undercollections related to the transition revenue account
(TRA) (see further discussion of the TRA in Status of Stranded-Asset Recovery), partially offset by overcollections related to the transition cost balancing account (TCBA). The quarterly provision decrease also reflects undercollections related to the administration of public-purpose funds and the rate-making treatment of the rate reduction notes. This rate-making treatment has allowed for the deferral of the recovery of a portion of the transition-related costs, from a four-year to a 10-year period. The year-to-date provision decrease also reflects undercollections related to the administration of public-purpose funds. The twelve-months ended net decrease in the provision also reflects overcollections related to the administration of public purpose funds.

Other operating expenses decreased for the three, nine and twelve months ended September 30, 2000, compared to the prior-year periods, primarily due to a decrease in mandated transmission service (known as must-run reliability services) expense, which was caused by SCE being contractually obligated for fewer must-run units in 2000, compared to 1999. The nine- and twelve-months ended decreases also reflect lower operating expenses at San Onofre in 2000 due to scheduled refueling outages in the first half of 1999. The twelve-months-ended decrease also results from lower expenses related to SCE's direct access activities.

Maintenance expense decreased for the three, nine and twelve months ended September 30, 2000, compared to the year-earlier periods, mainly due to the absence of any refueling outages at San Onofre in 2000 through September 30. During the first half of 1999, both of the San Onofre units were subject to a planned refueling outage.

Income tax expense increased for the three, nine and twelve months ended September 30, 2000, primarily due to higher pre-tax income. The increase in the twelve-month period was caused by a one-time cumulative benefit for accelerated amortization of deferred investment tax credits in October 1998.

Net loss (gain) on sale of utility plant resulted from the sale of SCE's generating plants in 1998. Gains were credited to the TCBA and used to reduce stranded costs. Losses will be recovered from customers over the transition period through charges to the TCBA.

Other Income

Interest and dividend income increased for the three, nine and twelve months ended September 30, 2000, primarily due to increases in interest earned on higher balancing account undercollections. The twelve-months-ended increase was partially offset by lower interest income resulting from lower investment balances during the period.

Other nonoperating income decreased for the three and nine months ended September 30, 2000, compared to the same periods in 1999, primarily due to the gain on sale of an equity investment during third quarter 1999. The year-to-date decrease also reflects the gains on sales of equity investments in the first quarter of 1999. Other nonoperating income increased for the twelve months ended September 30, 2000, compared to the same period in 1999, mainly due to the one-time adjustment in fourth quarter 1999, resulting from an Internal Revenue Service ruling that allowed SCE to record a tax benefit and additional regulatory accruals in third quarter 1999, partially offset by the first and third quarter 1999 gains on sales of equity investments discussed above.

Interest Expense

Other interest expense increased for the three, nine and twelve months ended September 30, 2000, compared to the same periods in 1999, mostly due to higher overall short-term debt balances necessary to meet general cash requirements including PX and ISO payments during the periods and higher interest expense related to balancing account overcollections.

Financial Condition

SCE's liquidity is primarily affected by power purchases, debt maturities, dividend payments and capital expenditures. Capital resources include cash from operations and external financings. Currently, SCE's liquidity is being materially and adversely affected by the significant extent to which costs have exceeded revenue under frozen rates and are continuing to exceed current revenue, as well as by uncertainties about SCE's ability to recover these past and future undercollections. Because of the TRA undercollections and their effect on liquidity, SCE is taking various actions to control costs and limit expenditures, including, among other things, freezing new hires, postponing certain capital expenditures and ceasing new charitable contributions. Additional actions may be necessary if the CPUC does not take action in the near future, as requested by SCE. See further discussion in Status of Stranded-Asset Recovery.

Edison International's Board of Directors authorized the repurchase of up to $2.8 billion of its outstanding shares of common stock. Edison International repurchased more than 21 million shares (approximately $400 million) of its common stock through the first six months of 2000. These were the first repurchases since first quarter 1999. Edison International repurchased $2.8 billion (approximately 122 million shares) of its outstanding shares of common stock between January 1, 1995, and June 30, 2000, funded by dividends from its subsidiaries (primarily from SCE).

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $17 million, $1.0 billion and $1.1 billion, respectively, for the three, nine and twelve months ended September 30, 2000, compared with $597 million, $1.4 billion and $1.6 billion for the same periods in 1999. The decrease in cash flows provided by operating activities is primarily due to the unusually high prices SCE is paying for energy and ancillary services procured through the PX and ISO.

SCE's cash flow coverage of dividends for the three, nine and twelve months ended September 30, 2000, was 0.2 times, 3.4 times and 2.6 times, respectively, compared to 2.2 times, 2.6 times and 2.2 times for the year-earlier periods. The quarterly decrease in 2000 reflects a significant increase in SCE's balancing account undercollections related to unusually high prices SCE is paying for energy and ancillary services procured through the PX and ISO, partially offset by a $175 million special dividend SCE paid to Edison International in third quarter 1999. The year-to-date and twelve-months-ended increases in 2000 also reflect a $75 million special dividend SCE paid to Edison International in first quarter 1999.

Cash Flows from Financing Activities

At September 30, 2000, SCE had total credit lines of $1.65 billion, with $336 million available for commercial paper borrowings and $550 million available for the refinancing of its variable-rate pollution-control bonds. These unsecured lines of credit have various expiration dates and can be drawn down at negotiated or bank index rates.

SCE is arranging additional bank credit facilities to finance current and expected balancing account undercollections and other operating requirements. SCE recently obtained a commitment from lenders to provide a 364-day credit facility up to $1 billion, which would replace existing facilities totaling $600 million. The commitment is subject to documentation and other conditions.

Short-term debt is used to finance balancing account undercollections, fuel inventories and general cash requirements, including PX and ISO payments. Long-term debt is used mainly to finance capital expenditures. External financings are influenced by market conditions and other factors. Although SCE's articles of incorporation and first mortgage trust indenture would allow SCE to issue up to $11.0 billion of additional first and refunding mortgage bonds and $2.3 billion of preferred stock based on current interest and dividend rates and its financial condition as of September 30, 2000, SCE must maintain its capital structure within CPUC-authorized guidelines. SCE would require CPUC approval to exceed the proportion of long-term debt presently authorized in its capital structure.

On October 10, 2000, the CPUC authorized SCE to increase its level of balancing account financing from $700 million to $2.0 billion for the purpose of purchasing electric power for delivery to its retail customers.

On November 8, 2000, SCE issued $1.0 billion of 7.20% variable rate notes. These notes have a stated maturity of November 2003, but may be redeemed at the option of SCE, in whole or in part, at any time at a make-whole price.

Also, on November 8, 2000, SCE issued $300 million of floating rate notes due in May 2002. The interest rate on these notes is reset quarterly. These floating rate notes may not be redeemed prior to maturity. The variable rate and floating rate notes were issued for, among other things, the purpose of financing SCE's TRA undercollections.

SCE's ability to meet its obligations as they come due will depend in significant part upon the willingness of regulatory bodies to allow SCE to recover in rates the high purchase power costs it has experienced beginning in May 2000. If SCE's TRA undercollections were at any time not deemed probable of recovery, the resulting charge to earnings could materially and adversely affect SCE's ability to issue first and refunding mortgage bonds or preferred stock, regardless of whether the CPUC approves such issuances. See further discussion in Status of Stranded-Asset Recovery.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates. Additionally, the CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International. At September 30, 2000, SCE had the capacity to pay $411 million in additional dividends and continue to maintain its authorized capital structure. However, if events occur requiring SCE to charge its TRA undercollections to earnings, SCE would no longer be able to pay any dividends to Edison International.

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

Long-term debt maturities and sinking fund requirements for the five twelve-month periods following September 30, 2000, are: 2001 - $647 million; 2002 - $247 million; 2003 - $572 million; 2004 - $372 million; and 2005 - $247 million.

Preferred stock redemption requirements for the five twelve-month periods following September 30, 2000, are: 2001- zero; 2002 - $105 million; 2003 - $9 million; 2004 - $9 million; and 2005 - $9 million.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in both energy prices and interest rates. SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

As a result of the rate freeze established in the 1996 restructuring legislation, SCE's transition costs are recovered as the residual component of rates once the costs for distribution, transmission, public benefit programs, nuclear decommissioning and the cost of supplying power to its customers through the PX and ISO have already been recovered, as discussed below in Status of Stranded-Asset Recovery. Accordingly, more revenue generally will be available to cover transition costs when market prices in the PX and ISO are low than when PX and ISO prices are high. The effects of higher prices on transition cost revenue are mitigated to some extent by increased revenue on energy sold to the PX and ISO from SCE-controlled generation sources. Prior to the summer of 2000, the PX and ISO market prices had generally been consistent, although some irregular price spikes had occurred, but during the summer of 2000, there were sustained periods during which market prices diverged from the level of prices that should have come from properly functioning competitive markets. The ISO has responded to price spikes in the market for reliability services (referred to as ancillary services) by imposing a price cap on the market for such services until certain actions have been completed to improve the functioning of those markets. Similarly, the ISO currently maintains a cap on its market for imbalance energy until adequate measures to improve the efficient operation of the market have been implemented. The caps in these markets mitigate the risk of costly price spikes that would reduce the revenue available to SCE to pay transition costs. The ISO reduced the cap on imbalance energy and ancillary services from $500/MWh to $250/MWh effective August 7, 2000. The ISO further reduced the cap on replacement reserves to $100/MWh, effective July 1, 2000. These price cap reductions were a response to sustained significantly higher prices in the energy and ancillary services markets, beginning in May 2000. Reacting to the recent price increases, which have continued throughout the summer of 2000, government and regulatory bodies including the FERC, the CPUC, the California Electricity Oversight Board, the California Legislature and the California Attorney General, have initiated investigations or other actions relating to aspects of the electricity markets. SCE cannot predict what actions any of these entities may take or the potential effects of their actions. On October 16, 2000, SCE filed a joint petition with the FERC urging them to impose a $100/MWh cap on the markets run by the PX and ISO. In a November 1, 2000, report and proposed order (see discussion in Wholesale Electricity Markets), the FERC proposed modifying the auction procedures for the PX and ISO so that bids above $150/MWh cannot set the market clearing price.

In 1997, SCE bought gas call options to mitigate its transition cost recovery exposure to increases in energy costs. In October 2000, SCE sold its remaining options; the gains were credited to the TCBA. In July 1999, SCE began participating in forward purchases through a PX block forward market. In the PX block forward market, SCE can purchase monthly blocks of energy or ancillary services for six days a week (excluding Sundays and holidays) for 8 to 16 hours a day. These purchases can be made up to 12 months in advance of the delivery date. The CPUC originally limited SCE's use of the PX block forward market to a maximum of approximately 2,000 MW in any month. The PX requested and was granted authority from the FERC to sell other forward products including a peak product, six days a week, for eight hours a day. In March 2000, the CPUC approved SCE's request for rate-making treatment for its use of these additional products and for an expansion of the limits from all forward PX products up to 5,200 MW in summer months. In April 2000, the CPUC approved SCE's request to begin a demand responsiveness program that would allow customers to be paid to curtail their load during times of very high PX energy prices. On August 3, 2000, the CPUC approved SCE's request to enter into bilateral contracts for delivery of electricity. These contracts are limited in amount and must expire prior to December 31, 2005. Despite the usage of hedging instruments, SCE experienced significantly higher PX purchased-power expense during the summer of 2000.

A 10% increase in market interest rates would result in a $4 million increase in the fair value of the interest rate swap agreement, as discussed in Note 3 to the Consolidated Financial Statements. A 10% decrease in market interest rates would result in a $6 million decline in the fair market value of the interest rate swap agreement. A 10% increase in electricity prices would result in a $29 million increase in the fair market value of block forward contracts. A 10% decrease in electricity prices would result in a $29 million decrease in the fair market value of block forward contracts. A 10% change in market rates is expected to have an immaterial effect on SCE's other financial instruments.

Regulatory Environment

SCE currently operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory. This regulatory environment continues to change as California moves toward a more competitive climate. SCE continues to recover its stranded costs associated with generation-related assets through transition cost recovery mechanisms, as described in Status of Stranded-Asset Recovery. California's electric industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998. The statute mandated other rates to remain frozen at June 1996 levels (system average of 10.1(cent) per kilowatt-hour), including those for large commercial and industrial customers, and included provisions for continued funding for energy conservation, low-income programs and renewable resources. These frozen rates were to remain in effect until the earlier of March 31, 2002, or the date when the CPUC-authorized costs for utility-owned generation assets and obligations were recovered.

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of transition cost recovery. On July 7, 2000, SCE updated this filing with more recent information. The proposal seeks CPUC approval of a rate redesign that will result in reduced rates for most customers when SCE completes the first phase of recovery of its transition costs. At the time of the filing, the proposed new rates were expected to reduce SCE's system average rates by about 12% from current frozen rate levels, based on certain assumptions about competitive energy prices and unbundled revenue requirements for 2002. In addition, SCE's filing proposes to redesign and establish separate transmission and distribution rates to better reflect the actual costs to deliver electricity and serve customers by recovering the fixed costs of delivering electricity in fixed charges. This pricing approach is consistent with CPUC policies requiring California's major utilities to move toward cost-based transmission and distribution rates. In light of SCE's recent four-point market reform and rate stabilization plan filed on October 25, 2000, (see Status of Stranded-Asset Recovery below), SCE is currently developing a rate stabilization plan that may require altering some of the proposals in its January 2000 post-rate freeze application.

Revenue is determined by various mechanisms depending on the utility operation.

Generation

Revenue from generation-related operations is being determined through the market and the transition cost recovery mechanisms, which includes the nuclear rate-making agreements. The portion of revenue related to coal generation plant costs (Mohave Generating Station and Four Corners Generating Station) that is made uneconomic by electric industry restructuring is recovered through the transition cost recovery mechanisms. After April 1, 1998, coal generation operating costs are recovered through the market. The excess of power sales revenue from the coal generating plants over the plants' operating costs is accumulated in a coal generation balancing account. SCE's costs associated with its hydroelectric plants are being recovered through a performance-based mechanism. The mechanism sets the hydroelectric revenue requirement and establishes a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurs first. The mechanism provides that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement be accumulated in a hydroelectric balancing account and credited to the TCBA. In 2000, fossil and hydroelectric generation assets have the opportunity to earn a 7.22% return on investment. SCE has filed an application with the CPUC regarding the market valuation of all of its non-nuclear generating facilities. See additional discussions below regarding hydroelectric valuation, Mohave Generating Station auction and pending sale, and pending Four Corners Generating Station sale.

SCE is recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return. SCE's nuclear assets are earning an annual rate of return on investment of 7.35%. In addition, the San Onofre plan authorizes a fixed rate of approximately 4(cent) per kilowatt-hour generated for operating costs including incremental capital costs, nuclear fuel and nuclear fuel financing costs. The San Onofre plan commenced in April 1996, and ends at the earlier of December 2001 or the date when the statutory rate freeze ends for the accelerated recovery portion, and in December 2003 for the incentive-pricing portion. Palo Verde's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001. Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the TCBA mechanism. SCE has entered into an agreement to sell its investment in Palo Verde (see further discussion below).

In October 1999, SCE filed an application with the CPUC to approve an auction process to sell its 56% interest in Mohave Generating Station. In April 2000, the CPUC approved the auction process. In May 2000, SCE agreed to sell its interest in Mohave to AES Corporation for approximately $533 million. The transaction is subject to approval by the CPUC and various federal regulatory agencies. In June 2000, SCE submitted a compliance filing with the CPUC seeking approval of the auction results and the sale to AES. In response to the Utility Workers Union of America's opposition to the sale and its motion to intervene, a CPUC administrative law judge (ALJ) has indicated that he will recommend that CPUC consideration of the sale be deferred, until the CPUC's ongoing investigation of the current problems in the California electricity markets is completed; however, SCE expects the sale to close sometime in 2001, if approved by the CPUC on a timely basis.

In December 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing mechanism. The application has broad-based support from labor, ratepayer and environmental groups. If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment. A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement. SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers. A final CPUC decision is expected in 2001. In June 2000, SCE credited the TCBA with the estimated excess of market value over book value of its hydroelectric generation assets and simultaneously recorded the same amount in the generation asset balancing account (GABA), pursuant to a CPUC decision. This balance will accrue interest and remain in GABA until final market valuation of the hydroelectric assets. If there is a difference in the final market value, it will be credited to or recovered from customers through the TCBA.

In April 2000, SCE agreed to sell its 15.8% interest in Palo Verde and its 48% interest in Four Corners Generating Station to Pinnacle West Energy for $550 million, subject to certain adjustments. The sale of assets at Palo Verde will be accompanied by an assignment of SCE's interest in the related decommissioning fund. The transaction is subject to the approval of the CPUC, the Nuclear Regulatory Commission, the FERC and other state and federal entities, and to the receipt of a favorable ruling from the Internal Revenue Service. The Utility Reform Network (TURN) and the Utility Workers Union of America have filed a motion to dismiss with the CPUC recommending that the CPUC reject the sale and require SCE to retain these generating assets. The CPUC's Office of Ratepayer Advocates has supported the motion. The CPUC has not ruled on the motion; evidentiary hearings are scheduled for February 2001. Until the end of November 2000, competing offers may be solicited by SCE, subject to certain conditions, and any superior offers received are subject to matching rights by Pinnacle West Energy. The transaction is expected to close by the end of 2001, if approved by the CPUC on a timely basis.

On November 9, 2000, SCE filed with the CPUC a request for approval to credit the TCBA (and debit the GABA) as soon as possible with the aggregate net gain on the pending sales of the Mohave, Four Corners and Palo Verde generation plants, which would have the effect of substantially accelerating the end of SCE's statutory rate freeze.

Accounting for Generation-Related Assets

In 1997, SCE discontinued application of accounting principles for rate-regulated enterprises for its generation assets. SCE did not write off any of its generation-related assets, including related regulatory assets because the electric utility industry restructuring plan made probable their recovery through a non-bypassable charge to distribution customers. The regulatory assets are comprised of accelerated income tax benefits previously flowed through to customers, purchased power contract termination payments and unamortized losses on reacquired debt.

During the second quarter of 1998, in accordance with asset impairment accounting standards, SCE reduced its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recorded a regulatory asset on its balance sheet for the same amount. For this impairment assessment, the fair value of the investment was calculated by discounting expected future net cash flows. This reclassification had no effect on SCE's results of operations.

Status of Stranded-Asset Recovery

SCE's transition costs arise from QF contracts (which are the direct result of prior legislative and regulatory mandates), costs pertaining to certain generating assets and regulatory commitments consisting of recovery of costs incurred to provide service to customers. Such commitments include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, accelerated recovery of investment in San Onofre Units 2 and 3 and the Palo Verde units, and certain other costs. Transition costs related to power-purchase contracts are being recovered through the terms of each contract. Most of the remaining transition costs may be recovered through the end of the transition period (not later than March 31, 2002).

There are three sources of revenue available to SCE for transition cost recovery: competition transition charge (CTC) revenue, revenue from the sale or valuation of generation assets in excess of book values, and net market revenue from the sale of SCE-controlled generation into the ISO and PX markets. CTC revenue is determined residually (i.e., CTC revenue is the residual amount remaining from monthly gross customer revenue under the rate freeze after subtracting the revenue requirements for transmission, distribution, nuclear decommissioning and public benefit programs, and ISO payments and power purchases from the PX and ISO). The CTC applies to all customers who were using or began using utility services on or after the CPUC's 1995 restructuring decision date.

Revenue from the sale or valuation of generation assets in excess of book value is also applied to recovery of transition costs. During 1998, SCE sold all of its gas- and oil-fueled generation plants for $1.2 billion, over $500 million more than the combined book value. Net proceeds of the sales were used to reduce stranded costs, which otherwise were expected to be collected through the CTC mechanism. Pending sales or valuations of other generating assets are discussed above.

As discussed above, net market revenue from sales of power and capacity from SCE-controlled generation sources is also applied to transition cost recovery. Increases in market prices for electricity affect SCE in two fundamental ways. First, CTC revenue decreases because there is less or no residual revenue from frozen rates due to higher cost PX power purchases. Second, transition costs decrease because there is increased net market revenue due to sales from SCE-controlled generation sources to the PX at higher prices (accumulated as an overcollection in the coal and hydroelectric balancing accounts). Although the second effect mitigates the first to some extent, the overall impact on transition cost recovery is negative because SCE purchases more power than it sells to the PX. In addition, higher market prices for electricity may adversely affect SCE's ability to recover non-transition costs during the rate freeze period. For example, if market prices for electricity are extremely high in a given month and there is insufficient revenue from customers under the frozen rates to cover all costs of providing service during that month, there will be no residual CTC revenue. Under existing CPUC decisions, this undercollection is accumulated in the TRA and is carried forward and recovered from future CTC revenue during the rate freeze period. The existing decisions do not permit recovery of TRA undercollections after the end of the statutory rate freeze. California's restructuring legislation provides that the rate freeze will end on the earlier of March 31, 2002, or the date on which the CPUC-authorized costs for utility generation-related assets have been fully recovered. The CPUC has ruled that the rate freeze will end when the balance in the TCBA is at zero or is overcollected and the CPUC has completed its review of applications for valuation of generation assets. The CPUC contemplated that its final approval could take place some time after the TCBA reaches zero or is overcollected, in which case the CPUC could make retroactive adjustments as though the rate freeze had ended at an earlier date.

Since the beginning of the rate freeze (January 1, 1998), SCE has received CTC revenue of $4.1 billion to recover its transition costs. As the result of sustained higher market prices which began in May 2000 (further discussed in Market Risk Exposures), SCE experienced the first month in which costs exceeded revenue. SCE's costs to provide power have continued to exceed revenue from frozen rates. The amount of undercollections recorded in SCE's TRA was $2.4 billion as of September 30, 2000, and $2.6 billion as of October 31, 2000. Current published prices for future deliveries of wholesale electricity suggest that wholesale prices and other costs of providing service to customers will continue to exceed SCE's authorized rates for the foreseeable future, resulting in continued increases in the undercollected TRA balance. Therefore, SCE anticipates that it will be unable to recover its TRA undercollections before the end of the statutory rate freeze. If the CPUC does not modify its past decisions and SCE is unable to obtain other regulatory or judicial relief, SCE likely will not be able to recover its TRA undercollections. That would result in a charge against earnings, as discussed below.

On October 4, 2000, SCE filed with the CPUC an emergency petition for expedited modification of the CPUC's earlier decisions that prohibited SCE's recovery of its TRA undercollection after the end of the rate freeze or offsetting the undercollection with overcollections of stranded costs in the TCBA. SCE's emergency petition requested that the CPUC modify its prior decisions and allow SCE to carry over its TRA undercollections incurred during the rate freeze period, to the post-rate freeze period, and to recover those undercollections over a reasonable period of time. On October 17, 2000, the assigned CPUC commissioner and a CPUC ALJ issued a joint ruling that among other things, directed SCE and other parties to file statements by October 25, 2000, that propose initial steps in modifying the TCBA and TRA rate-making mechanisms to provide interim relief, and a schedule that permits a decision on this matter by the end of the year. The joint ruling also scheduled a prehearing conference for October 27, 2000.

On October 17, 2000, TURN petitioned the CPUC to require all TRA undercollections and overcollections to be transferred to the TCBA, thus treating the TRA undercollections as unrecovered transition costs. SCE believes such a requirement would preclude SCE from recovering a substantial portion of its transition costs and ongoing power procurement costs.

On October 25, 2000, SCE filed a prehearing conference statement requesting the CPUC to take four immediate steps to establish a framework for ensuring stable, affordable customer rates and electric service reliability. SCE's statement asked the CPUC to: support market reform; confirm SCE will be permitted to recover reasonable procurement costs incurred on behalf of customers; implement a post-rate freeze rate stabilization plan which would include an immediate 10% rate increase as of January 1, 2001; and determine whether remaining generation assets will be divested or retained.

At the October 27, 2000, prehearing conference, the ALJ extended the date for responses to SCE's emergency motion to November 9, 2000, and set the same date for responses to the TURN petition discussed above. The parties were also given until the same date to file specific accounting and rate-making proposals related to the TRA undercollections. The ALJ stated that the scope of this phase of the proceeding is limited to changes in the applicable CPUC-authorized accounting and rate-making mechanisms, and is not intended to address before the end of this year the question of whether prior CPUC decisions should be modified to permit carryover of TRA undercollections past the end of the rate freeze. On November 1, 2000, the assigned commissioner issued a ruling confirming that this phase of the proceeding will explore specific proposals related to the TRA and TCBA that the CPUC can adopt by year-end 2000. The ruling also stated that the assigned commissioner will prepare an order instituting investigation for consideration at the CPUC's December 21, 2000, meeting, which will allow the CPUC to consider alternative ways of handling residual cash flow problems from large TRA undercollections that have not been resolved through accounting and rate-making mechanisms.

By November 9, 2000, a number of ratepayer groups and energy marketers filed responses opposing SCE's emergency motion described above. None of the filings, except for the filing by Pacific Gas and Electric Company (PG&E) supported SCE's motion.

On November 9, 2000, SCE filed its comments with the CPUC in response to the assigned commissioner's ruling. SCE stated that there are no accounting and rate-making mechanisms that will correct the problem of wholesale power procurement costs exceeding revenue from frozen retail rates, and the only real solution is to increase rates. However, as a mitigation measure, SCE proposed that the overcollections in the TCBA at the time new rates would go into effect, that otherwise would be refunded to ratepayers, should be used to reduce TRA undercollections. In the filing, SCE also opposed TURN's petition as being unlawful. On the same date, SCE filed with the CPUC a request for approval to credit the TCBA (and debit the GABA) as soon as possible with the aggregate net gain on the pending sales of the Mohave, Four Corners and Palo Verde generating plants, which would have the effect of substantially accelerating the end of SCE's statutory rate freeze. Based on the valuations for those plants filed by SCE with the CPUC, SCE's utility-owned transition costs were fully recovered no later than August 31, 2000.

On November 13, 2000, SCE filed a lawsuit against the CPUC in federal court in California, seeking a ruling that SCE is entitled to full recovery of its costs for wholesale purchases of electricity in accordance with the tariffs filed with the FERC. The effect of such a ruling would be to overturn the prior decisions of the CPUC restricting recovery of TRA undercollections. PG&E has filed a similar action. (PG&E has also challenged the CPUC's prior decisions in California state court and is currently pursuing an appeal before the California Supreme Court of a lower court ruling against PG&E.)

SCE cannot predict what actions the CPUC will finally take in proceedings described above or their financial impact on SCE. However, any actions that make all or part of the TRA undercollections not probable of recovery would require SCE to charge the TRA undercollections or a portion thereof to earnings under generally accepted accounting principles and could have a material adverse effect on SCE's financial condition and results of operations.

As of September 30, 2000, the book value of the stranded assets to be recovered by the end of the rate freeze, less estimated credits from the market valuation or pending sale of remaining generation assets, and the balance of the TRA are as follows:

   In millions
-----------------------------------------------------------------------------

   Unamortized nuclear investment - net                           $   783
   Unamortized loss on sale of plant                                   76
   Transition-related balancing accounts:
      TCBA                                                           (159)
      GABA                                                            510
      Coal and hydro balancing accounts                              (807)
   Flow-through taxes                                                 221
   Other regulatory assets                                             40
-----------------------------------------------------------------------------

   Total regulatory assets                                            664
   Book value of remaining generation plant                           398
-----------------------------------------------------------------------------

   Total stranded assets                                            1,062
   Less estimated credits:
      Excess of market value over book for hydro assets              (500)
      Proceeds from pending sale of generating plants              (1,083)
-----------------------------------------------------------------------------

   Net amount of stranded assets                                  $  (521)
-----------------------------------------------------------------------------

   TRA undercollection                                            $ 2,358
-----------------------------------------------------------------------------


During the month of October 2000, SCE's TRA undercollections increased by $283 million, for a total undercollection of $2.641 billion as of October 31, 2000.

There are many factors that affect SCE's ability to recover its stranded costs and its TRA undercollections. Based on the valuations of generating assets that have been filed with the CPUC, SCE believes it is probable that it will be able to recover its stranded costs that are recorded in the TCBA. SCE also believes it is probable that it will be able to recover its costs that are recorded as undercollections in the TRA. Recovery of SCE's TRA undercollections, however, depends on favorable regulatory actions as described above, as well as other factors such as weather conditions, market prices of gas and electricity, levels of sales, and economic conditions. At any time that all or a portion of the existing TRA undercollections are not deemed to be probable of recovery, the undercollections or a portion thereof must be charged against earnings. Thereafter, any further undercollections not probable of recovery also would be charged to earnings. Substantial earnings charges at SCE could adversely affect its financial condition and results of operations, as well as its ability to declare and pay dividends.

On October 30, 2000, a class action securities lawsuit was filed in federal district court in Los Angeles against SCE and Edison International alleging fraud in over-reporting revenue and income and improperly accounting for the TRA undercollections. SCE believes that its current accounting for the TRA undercollections and related items, as described above, is appropriate and in accordance with generally accepted accounting principles.

Distribution

Revenue related to distribution operations is determined through a performance-based rate-making (PBR) mechanism and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return on investment. The distribution PBR will extend through December 2001. Key elements of the distribution PBR include: distribution rates indexed for inflation based on the Consumer Price Index less a productivity factor; adjustments for cost changes that are not within SCE's control; a cost-of-capital trigger mechanism based on changes in a bond index; standards for customer satisfaction; service reliability and safety; and a net revenue-sharing mechanism that determines how customers and shareholders will share gains and losses from distribution operations.

Transmission

Transmission revenue is determined through FERC-authorized rates and is subject to refund.

Wholesale Electricity Markets

On October 16, 2000, SCE filed a joint petition urging the FERC to immediately find the California wholesale electricity market to be not workably competitive; immediately impose a cap on the price for energy and ancillary services; and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds. On November 1, 2000, the FERC issued a report and proposed order proposing remedies for California wholesale electric markets. The FERC found that the California market structure and rules, with the imbalance of supply and demand, provide the opportunity for sellers to exercise market power and have caused, and have the potential to continue to cause, unjust and unreasonable rates. However, the FERC also found that the record before them does not support refunds from power sellers prior to October 2, 2000, but that subsequent rates would be subject to refund through December 31, 2002. The FERC proposed several immediate remedies and certain longer term structural reforms. The immediate remedies include: the elimination of the requirement to buy and sell power only through the ISO and PX; new incentives to ensure that transactions occur outside the ISO's imbalance energy market; the establishment of an independent, non-stakeholder governing board for the ISO and PX; and the establishment of generation interconnection procedures. The FERC also proposed modifying the auction procedures for the PX and ISO so that bids above $150/MWh hour cannot set the market clearing price. If implemented, the FERC auction procedures would supersede the market price caps that have been adopted by the ISO. The FERC said it will take comments on the proposed order and issue a final order by the end of 2000.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 11 to the Consolidated Financial Statements, SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE's recorded estimated minimum liability to remediate its 44 identified sites is $105 million. SCE believes that, due to the uncertainties inherent in the estimation process, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $269 million. In 1998, SCE sold all of its gas- and oil-fueled power plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $36 million of its recorded liability, through an incentive mechanism, which is discussed in Note 11. SCE has recorded a regulatory asset of $70 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information. As a result, no reasonable estimate of cleanup costs can be made for these sites. SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $5 million to $15 million. Recorded costs for the twelve months ended September 30, 2000, were $12 million.

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

San Onofre Steam Generator Tubes

The San Onofre Units 2 and 3 steam generators have performed relatively well through the first 16 years of operation. The steam generator design allows for the removal of up to 10% of the tubes before the rated capacity of the unit must be reduced. Increased tube degradation was found during routine inspections in 1997. To date, 8% of Unit 2's tubes and 5.4% of Unit 3's tubes have been removed from service. A decreasing (favorable) trend in degradation has been observed in more recent inspections.

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

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as further actions by state and federal regulatory bodies setting rates, adopting or modifying cost recovery, accounting or rate-setting mechanisms, and implementing the restructuring of the electric utility industry including the sale or retention and ongoing operation of remaining generation assets; the effects, unfavorable interpretations and implementations of new or existing laws and regulations relating to restructuring, taxes and other matters; the effects of increased competition in the electric utility business and other energy-related businesses, including direct customer access to retail energy suppliers and the unbundling of revenue cycle services such as metering and billing; changes in prices of electricity and fuel costs; changes in financial market conditions; the amount of revenue available to recover both transition and non-transition costs; the ability to sell or retain electric generation assets; the ultimate selling price of those plants that are sold; new or increased environmental liabilities; the ability to create and expand new businesses such as telecommunications; weather conditions; and other unforeseen events.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                        Geothermal Generators' Litigation

As previously reported in Part 1, Item 3, of the Registrant's Annual Report on Form 10-K for the year ending December 31, 1999, on June 9, 1997, SCE filed a complaint in Los Angeles County Superior Court against an independent power producer of geothermal generation and six of its affiliated entities (Coso parties). The Coso parties' motion to transfer venue to Inyo County Superior Court was granted on August 31, 1997.

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

Effective February 8, 2000, the parties entered into confidential agreements resolving all claims in the consolidated action and calling for dismissals with prejudice and releases. The settlement is subject to the approval of the California Public Utilities Commission ("CPUC" or the "Commission"). On February 10, 2000, the Court approved a stipulation staying all proceedings during the period required to obtain CPUC approval. On April 26, 2000, SCE filed an application to obtain such approval. The Commission has issued a draft decision approving the settlement and is expected to act on this draft decision at its November 16, 2000 meeting. If the Commission approves the draft decision (approving the settlement), the decision will become final, i.e., no longer subject to appeal, after the passage of thirty days from the approval date. Assuming the decision becomes final, all claims in the consolidated action will be dismissed with prejudice.

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

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District of California. Plaintiffs also named Combustion Engineering. The trial in this case resulted in a jury verdict for both defendants. The plaintiffs' motion for a new trial was denied. Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeals. On July 20, 2000, the Ninth Circuit issued an opinion reversing the trial court's judgment and ordering a retrial as to both defendants. The Court of Appeals concluded that the jury instructions were flawed and unfairly prejudiced plaintiffs and that the trial court erroneously dismissed the products liability claims against Combustion Engineering. The Ninth Circuit did not decide the merits of plaintiffs' claims. This decision, if not vacated or altered on rehearing or other further proceedings, would constitute a "favorable determination" for plaintiffs in both of the other cases at the U.S. District Court level (respectively mentioned in the immediately preceding and immediately following paragraphs), for purposes of the stay agreement described below. SCE and Combustion Engineering filed a petition for rehearing or, alternatively, for a rehearing en banc, with the Ninth Circuit on August 10, 2000. Several parties, including the United States Government, filed amicus briefs supporting the SCE/Combustion rehearing petition. On August 18, 2000, the Ninth Circuit invited plaintiffs to respond to the SCE/Combustion petition for rehearing. On September 7, 2000, plaintiffs filed a response to the rehearing petition and on September 22, 2000, SCE and Combustion filed a reply to plaintiffs' response. On October 13, 2000, the Ninth Circuit requested further briefing from the parties in response to the amicus brief filed by the United States.

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

                             Shareholder Litigation

On October 30, 2000, a purported class action lawsuit was filed in federal district court in Los Angeles against SCE and Edison International. The complaint alleges that the companies are engaging in securities fraud, common law fraud and unfair business practices by over-reporting revenues and income and improperly accounting for the TRA undercollections. The complaint purports to be filed on behalf of a class of persons who purchased or sold Edison International common stock beginning as early as February 1, 2000, and continuing until such time as TRA-related undercollections are recorded as losses on SCE's income and balance statements.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1 Certificate of Amendment and Restated Articles of Incorporation of SCE effective June 1, 1993 (File No. 1-2313, Form 10-K for the year ended December 31, 1993)*

     3.2 Certificate of Correction of Restated Articles of Incorporation of SCE filed August 21, 1997 (File No. 1-2313, Form 10-Q for the quarter ended September 30, 1997)*

     3.3 Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on February 17, 2000 (File No. 1-2313, filed as
          Exhibit 3.3 to Form 10-K for the period ended December 31, 1999)*

     23.  Consent of Independent Public Accountants

     27.  Financial Data Schedule

(b)  Reports on Form 8-K:

     September 25, 2000  Item 5 - Other Events - Transition Revenue Account
                                  Undercollections



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



                                             SOUTHERN CALIFORNIA EDISON COMPANY
                                                               (Registrant)



                                       By      THOMAS M. NOONAN
                                               --------------------------------
                                               THOMAS M. NOONAN
                                               Vice President and Controller



                                       By      KENNETH S. STEWART
                                               --------------------------------
                                               KENNETH S. STEWART
                                               Assistant General Counsel and
                                               Assistant Secretary
November 13, 2000