Form 10-Q
period 2001-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 2001-05-15
CIK 92103

===================================================================================================================

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

(Mark One)

/X/    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended                                March 31, 2001
                                      --------------------------------------------------------------------------

                                                        OR

/  /   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                                     to
                                     ------------------------------------

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
                       (P. O. Box 800)
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
    -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                             Class                                          Outstanding at May 10, 2001
  -----------------------------------------------------------    ---------------------------------------------------
                  Common Stock, no par value                                        434,888,104

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                 Page
                                                                                                  No.
                                                                                                 -----
Part I.  Financial Information:

         Item 1.   Consolidated Financial Statements:

                   Report of Independent Public Accountants                                        1

                   Consolidated Statements of Income (Loss) - Three and
                      Twelve Months Ended March 31, 2001, and 2000                                 2

                   Consolidated Statements of Comprehensive Income (Loss) -
                      Three and Twelve Months Ended March 31, 2001, and 2000                       2

                   Consolidated Balance Sheets - March 31, 2001,
                      December 31, 2000, and March 31, 2000                                        3

                   Consolidated Statements of Cash Flows -
                      Three and Twelve Months Ended
                      March 31, 2001, and 2000                                                     5

                   Consolidated Statements of Common Shareholder's
                      Equity - Three and Twelve Months Ended
                      March 31, 2001, and 2000                                                     6

                   Notes to Consolidated Financial Statements                                      7

         Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                                       40

Part II. Other Information:

         Item 1.   Legal Proceedings                                                              63

         Item 6.   Exhibits and Reports on Form 8-K                                               65

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Report of Independent Public Accountants

To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a
California corporation) and its subsidiaries as of March 31, 2001, December 31, 2000, and March 31, 2000, and the
related consolidated statements of income (loss), comprehensive income (loss), cash flows and changes in common shareholder's equity for each of the three- and twelve-month periods ended March 31, 2001, and 2000.  These financial statements are the responsibility of SCE's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of March 31, 2001, December 31, 2000, and March 31, 2000, and
the results of their operations and their cash flows for each of the three- and twelve-month periods ended March
31, 2001, and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that SCE will continue as a going concern.  As discussed in Notes 2 and 3 to the consolidated financial statements, the current energy crisis in California has resulted in SCE incurring a loss from operations for the three and twelve months ended March 31, 2001, due to the uncertainty associated with its ability to collect certain costs through the regulatory process and has resulted in legal, regulatory and legislative uncertainties which have adversely impacted SCE's liquidity.  These issues raise substantial doubt about SCE's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Notes 2 and 3.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should SCE be unable to continue as a going concern.

ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
May 11, 2001

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
In millions

                                                                   3 Months Ended             12 Months Ended
                                                                     March 31,                   March 31,
----------------------------------------------------------- ----------------------------- -------------------------
                                                                 2001           2000         2001          2000
----------------------------------------------------------- ----------------------------- -------------------------
Operating revenue                                             $ 1,512        $ 1,830      $  7,552      $ 7,693
------------------------------------------------------------------------------------------------------------------

Fuel                                                               47             55           187          221
Purchased power                                                 1,724            504         5,907        2,956
Provisions for regulatory adjustment clauses - net                (29)           103         2,169         (380)
Other operation and maintenance                                   429            409         1,792        1,847
Depreciation, decommissioning and amortization                    152            376         1,249        1,537
Income taxes                                                     (419)           123        (1,549)         491
Property and other taxes                                           29             40           115          123
Net gain on sale of utility plant                                  (3)            (6)          (22)          (7)
------------------------------------------------------------------------------------------------------------------

Total operating expenses                                        1,930          1,604         9,848        6,788
------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                          (418)           226        (2,296)         905
Interest and dividend income                                       25             20           178           75
Other nonoperating income                                           9             20           106          141
Interest expense - net of amounts capitalized                    (207)          (127)         (652)        (489)
Other nonoperating deductions                                       8            (23)          (79)        (108)
Tax benefit (expense) on other income and deductions               (9)             3             3           21
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                (592)           119        (2,740)         545
Dividends on preferred stock                                        6              6            21           25
------------------------------------------------------------------------------------------------------------------

Net income (loss) available for common stock                  $  (598)       $   113      $ (2,761)     $   520
------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
In millions

                                                                   3 Months Ended             12 Months Ended
                                                                     March 31,                   March 31,
----------------------------------------------------------- ----------------------------- -------------------------
                                                                 2001           2000         2001         2000
----------------------------------------------------------- ----------------------------- -------------------------

Net income (loss)                                            $ (592)          $ 119      $ (2,740)       $ 545
Other comprehensive income, net of tax:
   Unrealized gain on securities - net                           --               3            --           37
   Cumulative effect of change in accounting for derivatives    397              --           397           --
   Unrealized loss on cash flow hedges                         (422)             --          (422)          --
   Reclassification adjustment for gains included in net income  --              --           (24)         (28)
------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                  $ (617)          $ 122      $ (2,789)       $ 554
------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In millions

                                                                    March 31,          December 31,        March 31,
                                                                      2001                 2000               2000
-------------------------------------------------------------------------------------------------------------------

ASSETS

Utility plant, at original cost:
   Transmission and distribution                                  $ 13,247           $ 13,129          $ 12,558
   Generation                                                        1,749              1,745             1,736
Accumulated provision for depreciation and decommissioning          (7,794)            (7,834)           (7,705)
Construction work in progress                                          635                636               665
Nuclear fuel, at amortized cost                                        134                143               117
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                  7,971              7,819             7,371
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision for
   depreciation of $12, $11 and $8 at respective dates                 107                102               100
Nuclear decommissioning trusts                                       2,372              2,505             2,581
Other investments                                                       84                 90               160
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                   2,563              2,697             2,841
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents                                                 2,027                583               131
Receivables, less allowances of $23, $23 and $24
   for uncollectible accounts at respective dates                      891                919               613
Accrued unbilled revenue                                               393                377               378
Fuel inventory                                                          14                 12                40
Materials and supplies, at average cost                                136                132               125
Accumulated deferred income taxes - net                                525                545               125
Prepayments and other current assets                                    97                124                56
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                 4,083              2,692             1,468
-------------------------------------------------------------------------------------------------------------------

Regulatory assets - net                                              2,759              2,390             5,421
Other deferred charges                                                 503                368               594
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                               3,262              2,758             6,015
-------------------------------------------------------------------------------------------------------------------

Total assets                                                      $ 17,879           $ 15,966          $ 17,695
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In millions, except share amounts

                                                                 March 31,         December 31,         March 31,
                                                                   2001                2000               2000
-------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES

Common shareholder's equity:
   Common stock (434,888,104 shares
      outstanding at each date)                               $  2,168           $  2,168            $  2,168
   Additional paid-in capital                                      334                334                 335
   Accumulated other comprehensive income (loss)                   (25)                --                  24
   Retained earnings (deficit)                                  (2,320)            (1,722)                626
-------------------------------------------------------------------------------------------------------------------

                                                                   157                780               3,153
-------------------------------------------------------------------------------------------------------------------

Preferred stock:
   Not subject to mandatory redemption                             129                129                 129
   Subject to mandatory redemption                                 256                256                 256
Long-term debt                                                   5,405              5,631               5,109
-------------------------------------------------------------------------------------------------------------------

Total capitalization                                             5,947              6,796               8,647
-------------------------------------------------------------------------------------------------------------------

Short-term debt                                                  2,120              1,451                 849
Current portion of long-term debt                                  646                646                 448
Accounts payable                                                 2,938              1,055                 425
Accrued taxes                                                      440                536                 590
Accrued interest                                                   163                 96                  83
Dividends payable                                                    5                  1                  99
Regulatory liabilities - net                                       251                195                 221
Deferred unbilled revenue                                          278                250                 265
Other current liabilities                                        1,232              1,155               1,289
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                        8,073              5,385               4,269
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                          1,960              2,009               2,880
Accumulated deferred investment tax credits                        155                164                 195
Customer advances and other deferred credits                       834                755                 816
Power-purchase contracts                                           439                467                 539
Accumulated provision for pensions and benefits                    378                296                 246
Other long-term liabilities                                         93                 94                 103
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                     3,859              3,785               4,779
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2, 3, 11 and 12)

Total capitalization and liabilities                          $ 17,879           $ 15,966            $ 17,695
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

                                                                   3 Months Ended              12 Months Ended
                                                                     March 31,                    March 31,
----------------------------------------------------------- ----------------------------- ---------------------------
                                                                2001           2000          2001           2000
----------------------------------------------------------- ----------------------------- ---------------------------

Cash flows from operating activities:
Net income (loss)                                          $  (592)           $ 119       $ (2,740)        $ 545
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation, decommissioning and amortization              152              376          1,249         1,537
   Other amortization                                           18               25             89           100
   Deferred income taxes and investment tax credits           (303)             (39)        (1,182)           56
   Regulatory balancing accounts - long-term                    69              (92)         1,920        (1,116)
   Net gain on sale of marketable securities                    --               --            (41)          (48)
   Other assets                                               (283)             (24)          (215)          (62)
   Other liabilities                                            66               (6)            59           (40)
   Changes in working capital:
      Receivables and accrued unbilled revenue                  16               23           (289)           57
      Regulatory balancing accounts - short-term                56              120             33           480
      Fuel inventory, materials and supplies                    (7)               8             15             7
      Prepayments and other current assets                      28               56            (41)           (1)
      Accrued interest and taxes                               (28)              90            (80)         (101)
      Accounts payable and other current liabilities         1,987              (75)         2,650           271
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                    1,179              581          1,427         1,685
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                           --              248          1,511           739
Long-term debt repaid                                           --             (325)          (200)         (688)
Bonds repurchased and funds held in trust                     (156)              --           (596)           --
Rate reduction notes repaid                                    (63)             (61)          (248)         (236)
Nuclear fuel financing - net                                    (9)             (14)            15           (43)
Short-term debt financing - net                                669               53          1,271           220
Dividends paid                                                  (1)            (100)          (296)         (614)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities               440             (199)         1,457          (622)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                               (178)            (253)        (1,021)       (1,008)
Funding of nuclear decommissioning trusts                       --              (23)           (46)         (102)
Proceeds from sales of marketable securities                    --               --             41            50
Investments in other assets                                      3               (1)            38             6
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                         (175)            (277)          (988)       (1,054)
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and equivalents                         1,444              105          1,896             9
Cash and equivalents, beginning of period                      583               26            131           122
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                        $ 2,027            $ 131       $  2,027         $ 131
-------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest - net of amounts capitalized                    $      69           $   74      $     298         $ 293
Taxes                                                           --               --            306           433

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
In millions
                                                                       Accumulated                      Total
                                                        Additional        Other         Retained       Common
                                              Common      Paid-in     Comprehensive     Earnings    Shareholder's
                                               Stock      Capital     Income (Loss)     (Deficit)      Equity
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                 $ 2,168       $ 335         $  22        $     608        $ 3,133
-------------------------------------------------------------------------------------------------------------------

   Net income                                                                               119            119
   Unrealized gain on securities                                             4                               4
      Tax effect                                                            (2)                             (2)
   Dividends declared on common stock                                                       (95)           (95)
   Dividends declared on preferred stock                                                     (5)            (5)
   Stock option appreciation                                                                 (1)            (1)
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                    $ 2,168       $ 335         $  24            $ 626        $ 3,153
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                 $ 2,168       $ 334         $  --         $ (1,722)      $    780
-------------------------------------------------------------------------------------------------------------------

   Net income (loss)                                                                       (592)          (592)
   Cumulative effect of change in
         accounting for derivatives                                        397                             397
   Unrealized loss on cash flow hedges                                    (422)                           (422)
   Dividends accrued on preferred stock                                                      (6)            (6)
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001                    $ 2,168       $ 334         $ (25)        $ (2,320)      $    157
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999                    $ 2,168       $ 334         $  16        $     700        $ 3,218
-------------------------------------------------------------------------------------------------------------------

   Net income                                                                               545            545
   Unrealized gain on securities                                            59                              59
      Tax effect                                                           (22)                            (22)
   Reclassified adjustment for gain
      included in net income                                               (48)                            (48)
      Tax effect                                                            19                              19
   Dividends declared on common stock                                                      (592)          (592)
   Dividends declared on preferred stock                                                    (25)           (25)
   Stock option appreciation and other                                                       (2)            (2)
   Capital stock expense                                       1                                             1
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                    $ 2,168       $ 335         $  24        $     626        $ 3,153
-------------------------------------------------------------------------------------------------------------------

   Net income (loss)                                                                     (2,740)        (2,740)
   Cumulative effect of change in
         accounting for derivatives                                        397                             397
   Unrealized loss on cash flow hedges                                    (422)                           (422)
   Reclassified adjustment for gain
      included in net income                                               (41)                            (41)
      Tax effect                                                            17                              17
   Dividends declared on common stock                                                      (183)          (183)
   Dividends accrued on preferred stock                                                     (21)           (21)
   Stock option appreciation and other                                                       (2)            (2)
   Capital stock expense                                      (1)                                           (1)
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001                    $ 2,168       $ 334         $ (25)        $ (2,320)      $    157
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Operations

Southern California Edison Company (SCE) is a rate-regulated electric utility that supplies electric energy for its 4.3 million customers in central, coastal and Southern California.  SCE operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory.  In 1996, state lawmakers and the California Public Utilities Commission
(CPUC) initiated the electric utility industry restructuring process.  SCE was directed by the CPUC to divest the bulk of its generation portfolio.  Today, those generating plants are owned by independent power companies.
Along with electric utility industry restructuring, a multi-year freeze on the rates that SCE could charge its customers was mandated and transition cost recovery mechanisms allowing SCE to recover its stranded costs associated with generation-related assets were implemented.  California's electric utility industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998.  These frozen rates (except for the surcharges effective first quarter
2001) are to remain in effect until the earlier of March 31, 2002, or the date when the CPUC-authorized costs for utility-owned generation assets and obligations are recovered.  However, since the summer of 2000, the prices charged by generators and other sellers have escalated far beyond what SCE can currently charge its customers.
See Note 3 for a further discussion.

SCE also produces electricity.  On April 1, 1998, SCE began selling all of its electric generation through the
California Power Exchange (PX) and Independent System Operator (ISO) and scheduling delivery through the ISO, as mandated by the CPUC's 1995 restructuring decision.  By purchasing wholesale electricity through the PX and ISO,
SCE satisfied the electric energy needs for customers who did not choose an alternative energy provider.  The requirement for California utilities to buy and sell power exclusively through the ISO and PX was eliminated by the Federal Energy Regulatory Commission (FERC) in December 2000.  On January 31, 2001, the PX stopped operation of its day-ahead and day-of markets and on March 9, 2001, the PX filed for Chapter 11 bankruptcy protection.

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International.  In light of
SCE's liquidity crisis, its Board of Directors did not declare quarterly common stock dividends to its parent,
Edison International, in either December 2000 or March 2001.  See Note 2 for a further discussion.

Basis of Presentation

The consolidated financial statements include SCE and its subsidiaries.  Intercompany transactions have been eliminated.  Certain prior-period amounts were reclassified to conform to the March 31, 2001, financial statement presentation.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Regulatory Balancing Accounts

During the rate freeze period, the difference between certain generation-related revenue and generation-related costs are being accumulated in the transition cost balancing account (TCBA).  The gains resulting from the sale of 12 of SCE's generating plants during 1998 have been credited to the TCBA.

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

On March 27, 2001, the CPUC issued a decision stating, among other things, that the rate freeze had not ended, and the TCBA mechanism was to remain in place.  However, the decision required SCE to recalculate the TCBA retroactive to January 1, 1998, the beginning of the rate freeze period.  The new calculation required the coal and hydroelectric balancing accounting overcollections (which amounted to $1.5 billion as of December 31, 2000)
to be transferred monthly to the TRA, rather than annually to the TCBA.  In addition, it required the TRA to be transferred to the TCBA on a monthly basis.  Previous rules had called only for overcollections to be transferred to the TCBA monthly, while undercollections were to remain in the TRA until they were recovered from future overcollections or the end of the rate freeze, whichever came first.  Based on the new rules, the $4.5 billion
TRA undercollection as of December 31, 2000, and the coal and hydroelectric balancing account overcollections, were reclassified to the TCBA, and the TCBA balance was recalculated to be a $2.9 billion undercollection.

Due to the various unresolved regulatory and legislative issues (as discussed in Note 3), the TCBA undercollection was charged to earnings as of December 31, 2000.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to the TCBA, generation-related regulatory assets totaling $1.3 billion (including unamortized nuclear investment, flow-through taxes, unamortized loss on sale of plant, purchased-power settlements and other regulatory assets) were written off as of December 31, 2000.  Unless the MOU is implemented or a rate-making mechanism is in place that would make recovery of SCE's TCBA-related regulatory assets probable, future net undercollections in the TCBA will be charged to earnings as losses are incurred.  The regulatory and legislative actions set forth in the MOU are expected to result in a rate-making mechanism that would make recovery of these regulatory assets probable.  If and when those actions are taken, or other actions occur that make such recovery probable, and the rate-making mechanism is adopted, the regulatory assets would be restored to the balance sheet, with a corresponding increase to earnings.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory assets and liabilities included in the consolidated balance sheets are:

                                                                   March 31,       December 31,       March 31,
       In millions                                                   2001              2000             2000
---------------------------------------------------------------------------------------------------------------

       Generation-related:
       Unamortized nuclear investment - net                     $      --           $     --         $ 1,167
       Flow-through taxes                                              --                 --             245
       Unamortized loss on sale of plant                               --                 --             107
       Purchased-power settlements                                     --                 --             507
       Environmental remediation                                       --                 --              16
       Regulatory balancing accounts and other                         --                 --           1,013
---------------------------------------------------------------------------------------------------------------

       Subtotal                                                        --                 --           3,055
---------------------------------------------------------------------------------------------------------------

       Rate reduction notes - transition cost deferral              1,181              1,090             800
---------------------------------------------------------------------------------------------------------------

       Other:
       Flow-through taxes                                           1,136                874           1,061
       Unamortized loss on reacquired debt                            267                273             289
       Environmental remediation                                       57                 52             106
       Regulatory balancing accounts and other                       (133)               (94)           (111)
---------------------------------------------------------------------------------------------------------------

       Subtotal                                                     1,327              1,105           1,345
---------------------------------------------------------------------------------------------------------------

       Total                                                      $ 2,508            $ 2,195         $ 5,200
---------------------------------------------------------------------------------------------------------------

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

Nuclear

SCE had been recovering its investments in San Onofre Nuclear Generating Station Units 2 and 3 and Palo Verde
Nuclear Generating Station on an accelerated basis, as authorized by the CPUC.  The accelerated recovery was to continue through December 2001, earning a 7.35% fixed rate of return on investment.  San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are recovered through an incentive pricing plan which allows SCE to receive about 4(cent)per kilowatt-hour through 2003.
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

The nuclear rate-making plans and the TCBA mechanism will continue for rate-making purposes at least through 2001 for Palo Verde operating costs and through 2003 for the San Onofre incentive pricing plan.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the maturity of the corresponding debt issuance, the realized gain or loss on the transaction would be amortized over the remaining term of the debt.

On January 1, 2001, SCE adopted a new accounting standard for derivative instruments and hedging activities.
The new standard requires all derivatives to be recognized on the balance sheet at fair value.  Prior to adoption, hedges were not recorded on the balance sheet.  Gains or losses from changes in the fair value of a recognized asset or liability or a firm commitment are reflected in earnings for the ineffective portion of the hedge.  For a hedge of the cash flows of a forecasted transaction, the effective portion of the gain or loss is initially recorded as a separate component of shareholder's equity under the caption "accumulated other comprehensive income," and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reflected in earnings immediately.  Under the new standard, SCE's derivatives qualify for hedge accounting or for the normal purchase and sales exemption from derivatives accounting rules.
See Note 4 for a further discussion.

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

AFUDC - equity was $2 million and $10 million for the three and twelve months ended March 31, 2001, respectively, and $4 million and $14 million for the three and twelve months ended March 31, 2000, respectively.  AFUDC - debt was $3 million and $9 million for the three and twelve months ended March 31, 2001, respectively, and $3 million and $12 million for the three and twelve months ended March 31, 2000, respectively.

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation.  Depreciation expense stated as a percent of average original cost of depreciable utility plant was
3.6% and 3.5% for the three and twelve months ended March 31, 2001, respectively, and 3.7% for both the three and twelve months ended March 31, 2000.

SCE's net investment in generation-related utility plant was approximately $1.0 billion at March 31, 2001, at
December 31, 2000, and at March 31, 2000.

Related Party Transactions

Certain Edison Mission Energy (a wholly owned subsidiary of Edison International) subsidiaries have ownership in partnerships that sell electricity generated by their project facilities to SCE under long-term power purchase agreements.  Such sales to SCE were $160 million and $471 million for the three and twelve months ended March 31,
2001, respectively, and $45 million and $240 million for the three and twelve months ended March 31, 2000, respectively.  As a result of SCE's liquidity crisis, SCE has deferred payments for power purchases from some of these facilities.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Power

SCE purchased power through the PX from April 1998 through January 18, 2001.  Ancillary and other services are purchased through the ISO.  SCE also has bilateral forward contracts with other entities (as discussed in Note 4)
and contracts with other utilities and qualifying facilities (QFs).  Purchased power detail is provided below:

                                                                3 Months Ended              12 Months Ended
                                                                   March 31,                   March 31,
--------------------------------------------------------------------------------------------------------------

     In millions                                             2001           2000           2001          2000
--------------------------------------------------------------------------------------------------------------

     PX/ISO:
     Purchases                                            $ 1,081         $  517        $ 9,014       $ 2,595
     Generation sales                                        (705)          (441)        (6,385)       (1,876)
--------------------------------------------------------------------------------------------------------------

     Purchased power - PX/ISO - net                           376             76          2,629           719
     Purchased power - bilateral contracts                     52             --             52            --
     Purchased power - interutility/QF contracts            1,296            428          3,226         2,237
--------------------------------------------------------------------------------------------------------------

     Total                                                $ 1,724         $  504        $ 5,907       $ 2,956
--------------------------------------------------------------------------------------------------------------

Other Nonoperating Income and Deductions

Other nonoperating income and deductions was comprised of:

                                                                3 Months Ended              12 Months Ended
                                                                   March 31,                   March 31,
--------------------------------------------------------------------------------------------------------------

     In millions                                             2001           2000           2001          2000
--------------------------------------------------------------------------------------------------------------
     Gain on sale of marketable securities                  $  --          $  --         $   41        $   48
     AFUDC                                                      5              7             19            26
     Key person life insurance income                           4              5              4            16
     Other                                                     --              8             42            51
--------------------------------------------------------------------------------------------------------------
     Total other nonoperating income                            9          $  20          $ 106           141
--------------------------------------------------------------------------------------------------------------
     Provisions for regulatory issues and refunds           $ (16)         $  19         $   43        $   82
     Other                                                      8              4             36            26
--------------------------------------------------------------------------------------------------------------
     Total other nonoperating deductions                   $   (8)         $  23         $   79         $ 108
--------------------------------------------------------------------------------------------------------------

Note 2.  Liquidity Crisis

SCE's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures and power purchases.  Capital resources include cash from operations and external financings.

The increasing undercollection in the TRA, coupled with SCE's anticipated near-term capital requirements and the adverse reaction of the credit markets to continued regulatory uncertainty regarding SCE's ability to recover its current and future power procurement costs, have materially and adversely affected SCE's liquidity.  As a result of its liquidity crisis, SCE has taken and is taking steps to conserve cash so that it can continue to provide service to its customers.  As a part of this process, SCE temporarily suspended payments of certain obligations for principal and interest on outstanding debt and for purchased power.  As of April 30, 2001, SCE had $3.1 billion in obligations that were unpaid and overdue including: (1) $882 million to the PX or the ISO; (2) $1.3 billion to QF power producers; (3) $230 million in PX energy credits for energy service providers;
(4) $531 million of matured commercial paper; and (5) $200 million of

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

principal on its 5-7/8% notes.  If SCE is found responsible for the purchases of power by the California
Department of Water Resources (CDWR) or the ISO for sale to SCE's customers on or after January 18, 2001,
SCE's unpaid obligations as of April 30, 2001, could increase by as much as $800 million.  See additional discussion in Note 3.  As applicable, unpaid obligations will continue to accrue interest.  At April 30, 2001,
SCE had estimated cash reserves of approximately $1.9 billion, which is approximately $1.3 billion less than its outstanding unpaid obligations and preferred stock dividends in arrears (see below).

SCE is unable to obtain financing of any kind.  As a result of investors' concerns regarding the California energy crisis and its impact on SCE's liquidity and overall financial condition, SCE has repurchased $550 million of pollution-control bonds that could not be remarketed in accordance with their terms.  These bonds may be remarketed in the future if SCE's credit status improves sufficiently.  In addition, SCE has been unable to market its commercial paper and other short-term financial instruments.  As of March 31, 2001, SCE resumed payment of interest on its debt obligations.  If the MOU is implemented (as further discussed in Note 3), it is expected to allow SCE to recover its undercollected costs and to help restore SCE's creditworthiness, which would allow SCE to pay all of its past due obligations.

On March 27, 2001, the CPUC ordered SCE and other investor-owned utilities to pay QFs for power deliveries on a going forward basis, commencing with April 2001 deliveries.  SCE must pay QFs within 15 days of the end of the
QFs' billing periods, and QFs are allowed to establish 15-day billing periods.  Failure to make a required payment within 15 days of delivery would result in a fine equal to the amount owed to the QF.  The CPUC decision also modified the formula used in calculating payments to QFs by substituting natural gas index prices based on deliveries at the Oregon border rather than the index prices at the Arizona border.  The changes apply to all
QFs, where appropriate, regardless of whether they use natural gas or other resources such as solar or wind.

On March 27, 2001, the CPUC also issued decisions on the California Procurement Adjustment (CPA) calculation and the approval of a 3(cent)per kWh rate increase (see Note 3).  Based on these two decisions, SCE estimates that cash going forward may not be sufficient to cover retained generation, purchased-power and transition costs.  In comments filed with the CPUC on March 29, 2001, and April 2, 2001, SCE provided a forecast showing that the net effects of the rate increase, the payment ordered to be made to the CDWR, and the QF decision discussed above could result in a shortfall to the CPA calculation of $1.7 billion for SCE during 2001.  To implement the MOU, it will be necessary for the CPUC to modify or rescind these decisions.

In light of SCE's liquidity crisis, its Board of Directors did not declare quarterly common stock dividends to its parent, Edison International, in either December 2000 or March 2001.  Also, SCE's Board has not declared the regular quarterly dividends for SCE's cumulative preferred stock, 4.08% Series, 4.24% Series, 4.32% Series, 4.78%
Series, 6.05% Series, 6.45% Series and 7.23% Series in 2001.  The total preferred stock dividends in arrears were
$6 million as of April 30, 2001.  As a result of the $2.5 billion charge to earnings as of December 31, 2000,
SCE's retained earnings are now in a deficit position and therefore, under California law, SCE will be unable to pay dividends as long as a deficit remains.  SCE does not meet other conditions under which dividends can be paid from sources other than retained earnings.  As long as accumulated dividends in arrears on SCE's preferred stock remain unpaid, SCE cannot pay any dividends on its common stock.

In addition to the above, SCE has implemented cost-cutting measures which, together with previously announced actions, such as freezing new hires, postponing certain capital expenditures and ceasing new charitable contributions, are aimed at reducing general operating costs.  SCE's current cost-cutting

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measures are intended to allow it to continue to operate while efforts to reach a regulatory solution, involving both state and federal authorities, are underway.  Additional actions by SCE may be necessary if the energy and liquidity crisis is not resolved in the near future.

For a more detailed discussion on the matters discussed above, see Notes 3 through 7.

SCE's future liquidity depends, in large part, on whether the MOU is implemented, or other action by the
California Legislature and the CPUC is taken in a manner sufficient to resolve the energy crisis and the cash flow deficit created by the current rate structure and the excessively high price of energy.  Without a change in circumstances, such as that contemplated by the MOU, resolution of SCE's liquidity crisis and its ability to continue to operate outside of bankruptcy is uncertain.  SCE's independent public accountant's opinion on the accompanying financial statements includes an explanatory paragraph which states that the issues resulting from the California energy crisis raise substantial doubt about SCE's ability to continue as a going concern.

Note 3.  Regulatory Matters

Status of Transition and Power-Procurement Cost Recovery

SCE's transition costs include power purchases from QF contracts (which are the direct result of prior legislative and regulatory mandates), recovery of certain generating assets and other costs incurred to provide service to customers.  Other costs include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs, and accelerated recovery of investment in San Onofre Units 2 and 3 and the Palo Verde units.  Transition costs related to power-purchase QF contracts are being recovered through the terms of each contract.  Most of the remaining transition costs may be recovered through the end of the transition period (not later than March 31, 2002).  Although the MOU provides for, among other things, SCE to be entitled to sufficient revenue to cover its costs from January 2001 associated with retained generation and existing power contracts, the implementation of the MOU requires the CPUC to modify various decisions.  Until the various regulatory and legislative actions to implement the MOU are taken, or other actions occur that make such recovery probable, SCE is unable to conclude that the regulatory assets and liabilities related to purchased-power settlements, the unamortized loss on SCE's generating plant sales in 1998, and various other regulatory assets and liabilities related to certain generating assets are probable of recovery through the rate-making process.  As a result, these balances were written off as a charge to earnings as of December 31,
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon recalculating the TCBA balance based on the new decision, SCE received positive residual CTC revenue (TRA overcollections) of $4.7 billion to recover its transition costs from the beginning of the rate freeze (January
1, 1998) through April 2000.  As a result of sustained higher market prices, SCE experienced the first month in which costs exceeded revenue in May 2000.  Since then, SCE's costs to provide power have continued to exceed revenue from frozen rates and as a result, the cumulative positive residual CTC revenue flowing into the TCBA mechanism has been reduced from $4.7 billion to $1.4 billion as of March 31, 2001.  The cumulative TCBA undercollection (as recalculated) was $2.9 billion as of December 31, 2000, and $3.9 billion as of March 31,
2001.  A summary of the components of this cumulative undercollection as of March 31, 2001, is as follows:

         In millions
---------------------------------------------------------------------------------------------------

         Transition costs recorded in the TCBA:
           QF and interutility costs                                                    $   4,556
           Amortization of nuclear-related regulatory assets                                3,090
           Depreciation of plant assets                                                       613
           Other transition costs                                                             732
---------------------------------------------------------------------------------------------------

              Total costs                                                                   8,991
         Revenue available to recover transition costs                                     (5,117)
---------------------------------------------------------------------------------------------------

              TCBA undercollections                                                     $   3,874
---------------------------------------------------------------------------------------------------

Unless the regulatory and legislative actions required to implement the MOU or other actions that make recovery probable are taken, SCE is unable to conclude that the recalculated TCBA net undercollection is probable of recovery through the rate-making process.  As a result, the $2.9 billion TCBA net undercollection was written off as a charge to earnings as of December 31, 2000, and an additional $996 million in TCBA undercollections was charged to earnings as of March 31, 2001.  In its interim rate stabilization decision of March 27, 2001, the CPUC denied a December motion by SCE to end the rate

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

freeze, and stated that it will not end until recovery of all specified transition costs (including TCBA undercollections as recalculated) or March 31, 2002.

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

On January 4, 2001, the CPUC issued an interim decision that authorized SCE to establish an interim surcharge of
1(cent)per kWh for 90 days, subject to refund.  The revenue from the surcharge is being tracked through a balancing account and applied to ongoing power procurement costs.  The surcharge resulted in rate increases, on average, of approximately 7% to 25%, depending on the class of customer.  As noted in the decision, the 90-day period allowed independent auditors engaged by the CPUC to perform a comprehensive review of SCE's financial position, as well as that of Edison International and other affiliates.

On January 29, 2001, independent auditors hired by the CPUC issued a report on the financial condition and solvency of SCE and its affiliates.  The report confirmed what SCE had previously disclosed to the CPUC in public filings about SCE's financial condition.  The audit report covers, among other things, cash needs, credit relationships, accounting mechanisms to track stranded cost recovery, the flow of funds between SCE and Edison
International, and earnings of SCE's California affiliates.  On April 3, 2001, the CPUC adopted an order instituting investigation (originally proposed on March 15, 2001).  The order reopens the past CPUC decision authorizing the utilities to form holding companies and initiates an investigation into: whether the holding companies violated CPUC requirements to give priority to the capital needs of their respective utility subsidiaries; whether ring-fencing actions by Edison International and PG&E Corporation and their respective nonutility affiliates also violated the requirements to give priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  An assigned commissioner's ruling on March 29, 2001, required SCE to respond within 10 days to document requests and questions that are substantially identical to those included in the March 15 proposed order instituting investigation.  The MOU calls for the CPUC to adopt a decision clarifying that the first priority condition in SCE's holding company decision refers to equity investment, not working capital for operating costs.  SCE cannot provide assurance that the CPUC will adopt such a decision, or predict what effects this investigation or any subsequent actions by the CPUC may have on SCE.

In its interim rate stabilization order adopted on March 27, 2001, the CPUC granted SCE a rate increase in the form of a 3(cent)per kWh surcharge applied only to electric power procurement costs, effective immediately, and affirmed that the 1(cent)interim surcharge granted on January 4, 2001, is now permanent.  Although the 3(cent)increase was authorized immediately, the surcharge will not be collected in rates until the CPUC establishes an appropriate rate design, which is not expected to occur until early June 2001.  The CPUC also ordered that the 3(cent)
surcharge be added to the rate paid to the CDWR pursuant to the interim CDWR-related decision.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although the CPUC has authorized a substantial rate increase in its March 27, 2001, order, it has allocated the revenue from the increase entirely to future purchased-power costs without addressing SCE's past undercollections for the costs of purchased power.  The CPUC's decisions do not assure that SCE will be able to meet its ongoing obligations or repay past due obligations.  By ordering immediate payments to the CDWR and QFs, the CPUC aggravated SCE's cash flow and liquidity problems.  Additionally, the CPUC expressed the view that Assembly Bill
1 (First Extraordinary Session, AB 1X; see CDWR Power Purchases) continues the utilities' obligations to serve their customers, and stated that it cannot assume that the CDWR will purchase all the electricity needed above what the utilities either generate or have under contract (the net short position) and cannot order the CDWR to do so.  This could result in additional purchased power costs with no allowed means of recovery (see CDWR Power
Purchases).  To implement the MOU, it will be necessary for the CPUC to modify or rescind these decisions.  SCE cannot provide any assurance that the CPUC will do so.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued an order providing guidance to the PX, which should reduce SCE's energy costs owed to the PX for the month of January 2001.

In December 2000, the ISO announced that generators of electricity were refusing to sell into the California market due to concerns about the financial stability of SCE and Pacific Gas and Electric Company.  In response to this announcement, on December 14, 2000, the United States Secretary of Energy issued an order requiring power companies to make arrangements to generate and deliver electricity as requested by the ISO after the ISO certifies that it has been unable to acquire adequate supplies of electricity in the market.  After being renewed multiple times, the order expired on February 6, 2001.  However, on February 7, 2001, a federal court judge issued a temporary restraining order requiring power suppliers to sell to the California grid.  On March 21,
2001, a federal court judge ordered one of the power suppliers to continue to sell power to the California grid.
The three other power suppliers have signed an agreement with the judge voluntarily agreeing to continue to sell power to the grid while awaiting a review of the issue by the FERC.  On April 6, 2001, the United States Court of
Appeals issued a stay order, suspending the lower court's March 21 order until a final appeals ruling can be issued.

In December 2000, SCE filed an emergency petition in the federal Court of Appeals challenging the FERC order and seeking a writ of mandamus requiring the FERC to immediately establish cost-based wholesale rates.  On January 5,
2001, the court denied SCE's petition.  The effect of the denial is to leave in place the FERC's market controls that have allowed wholesale prices to climb to current levels.  SCE's petition for rehearing remains pending.
SCE cannot predict what action the FERC may take.  SCE is considering the possibility of judicial appeals and other actions.

On March 9, 2001, the FERC directed 13 wholesale sellers of energy to refund $69 million or submit cost-of-service information to the FERC to justify their prices above $273/MWh during ISO Stage 3 emergencies in
January 2001.  SCE will oppose the order as inadequate, particularly because the FERC is unwilling to exercise any control over sellers' exercise of market power during periods other than Stage 3 emergencies.  On March 16,
2001, the FERC ordered six wholesale sellers of energy to refund an additional $55 million or submit cost-of-service information to the FERC to justify their prices above $430/MWh during ISO Stage 3 emergencies in
February 2001.  A Stage 3 emergency refers to 1.5% or less in reserve power, which could trigger rotating blackouts in some neighborhoods.

On April 25, 2001, the FERC issued an order providing for cost-based energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  The new approach replaces the $150/MWh breakpoint discussed above.  The order is in effect for one year.

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

o    SCE will sell its transmission assets to the CDWR, or another authorized state agency, at a price equal to
     2.3 times their aggregate book value, or approximately $2.76 billion.  If a sale of the transmission assets is not completed under certain circumstances, SCE's hydroelectric assets

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     and other rights may be sold to the state in their place.  SCE will use the proceeds of the sale in excess of book value to reduce its undercollected costs and retire outstanding debt incurred in financing those costs.  SCE will agree to operate and maintain the transmission assets for at least three years, for a fee to be negotiated.

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

o    Edison International and SCE will commit to make capital investments in the utility of at least $3 billion through 2006, or a lesser amount approved by the CPUC.  The equity component of the investments will be funded from SCE's retained earnings or, if necessary, from equity investments by Edison International.

o    Edison Mission Energy (an affiliate of Edison International) will execute a contract with the CDWR or another state agency for the provision of power to the state at cost-based rates for ten years from a power project currently under development.  Edison Mission Energy will use all commercially reasonable efforts to place the first phase of the project into service before the end of summer 2001.

o    SCE will grant perpetual conservation easements over approximately 21,000 acres of lands associated with
     SCE's Big Creek and Eastern Sierra hydroelectric facilities.  The easements initially will be held by a trust for the benefit of the state, but ultimately may be assigned to nonprofit entities or certain governmental agencies.  SCE will be permitted to continue utility uses of the subject lands.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o    After the other elements of the MOU are implemented, SCE will enter into a settlement of or dismiss its federal district court lawsuit against the CPUC seeking recovery of past undercollected costs.  The settlement or dismissal will include related claims against the state or any of its agencies, or against the federal government.

The sale of SCE's transmission system and other elements of the MOU must be approved by the FERC.  Edison
International, SCE and the CDWR committed in the MOU to proceed in good faith to sponsor and support the required legislation and to negotiate in good faith the necessary definitive agreements.  The MOU may be terminated by either SCE or the CDWR if required legislation is not adopted and definitive agreements executed by August 15,
2001, or if the CPUC does not adopt required decisions within 60 days after the MOU was signed, or if certain other adverse changes occur.  SCE cannot provide assurance that all the required legislation will be enacted, regulatory actions taken, and definitive agreements executed before the applicable deadlines.  The CPUC has stated it will expeditiously review those provisions of the MOU that require resolution.  SCE and the Governor have been working diligently to have the MOU supported by the legislature.  However, no formal action has been taken by either the CPUC or the legislature.

CDWR Power Purchases

Pursuant to an emergency order signed by the Governor, the CDWR began making emergency power purchases for SCE's customers on January 18, 2001.  On February 1, 2001, AB 1X was enacted into law.  AB 1X authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE, and authorized the CDWR to issue revenue bonds to finance electricity purchases.  On May 10, 2001, the
Governor signed a bill authorizing the CDWR to issue up to $13.4 billion in bonds.  The law will become effective in 90 days.  AB 1X directed the CPUC to determine the amount of the CPA as a residual amount of SCE's generation-related revenue, after deducting the cost of SCE-owned generation, QF contracts, existing bilateral contracts and ancillary services.  AB 1X also directed the CPUC to determine the amount of the CPA that is allocable to the power sold by the CDWR, which will be payable to the CDWR when received by SCE.  On March 7,
2001, the CPUC issued an interim order in which it held that the CDWR's purchases are not subject to prudency review by the CPUC, and that the CPUC must approve and impose, either as a part of existing rates or as additional rates, rates sufficient to enable the CDWR to recover its revenue requirements.

On March 27, 2001, the CPUC issued an interim CDWR-related order requiring SCE to pay the CDWR a per-kWh price equal to the applicable generation-related retail rate per kWh for electricity (based on rates in effect on
January 5, 2001), for each kWh the CDWR sells to SCE's customers.  The CPUC determined that the generation-related retail rate should be equal to the total bundled electric rate (including the 1(cent)per kWh temporary surcharge adopted by the CPUC on January 4, 2001) less certain nongeneration-related rates or charges.
For the period January 19 through January 31, 2001, the CPUC ordered SCE to pay the CDWR at a rate of 6.277(cent)per
kWh for power delivered on an interim basis to SCE's customers.  The CPUC determined that the applicable rate component is 7.277(cent)per kWh (which will increase to 10.277(cent)per kWh for electricity delivered after March 27,
2001, due to the 3(cent)surcharge discussed in Rate Stabilization Proceeding), for electricity delivered by the CDWR to SCE's retail customers after February 1, 2001, until more specific rates are calculated.  The CPUC ordered SCE to pay the CDWR within 45 days after the CDWR supplies power to retail customers, subject to penalties for each day the payment is late.  Using these rates, SCE has billed customers or accrued $251 million for sales made by the CDWR and ISO during the period January 19 through April 30, 2001, and has forwarded $147 million to the CDWR on behalf of these customers as of April 30, 2001.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE believes that the intent of AB 1X was for the CDWR to assume full responsibility for purchasing all power needed to serve the retail customers of electric utilities, in excess of the output of generating plants owned by the electric utilities and power delivered to the utilities under existing contracts.  However, the CDWR has stated that it is only purchasing power that it considers to be reasonably priced, leaving the ISO to purchase in the short-term market the additional power necessary to meet system requirements.  The ISO, in turn, takes the position that it will charge SCE for the costs of power it purchases in this manner, and has billed SCE a total of $580 million for January and February 2001 purchases.  If SCE is found responsible for purchases of power by the CDWR or the ISO for sale to SCE's customers on or after January 18, 2001, SCE's purchased-power costs (and pre-tax loss) for first quarter 2001 could increase by as much as $800 million.  In its March 27, 2001, interim order, the CPUC stated that it cannot assume that the CDWR will pay for the ISO purchases and that it does not have the authority to order the CDWR to do so.  Litigation among certain power generators, the ISO and the CDWR
(to which SCE is not a party), and proceedings before the FERC (to which SCE is a party), may result in rulings clarifying the CDWR's financial responsibility for purchases of power.  On April 6, 2001, the FERC issued an order confirming its February 14, 2001, order that the ISO must have a creditworthy buyer for any transactions.
SCE has not met the ISO's creditworthiness requirements since its credit ratings were downgraded in mid-January
2001.  As a result, SCE has protested and returned the bills it has received from the ISO.  In any event, SCE takes the position that it is not responsible for purchases of power by the CDWR or the ISO on or after
January 18, 2001, the day after the Governor signed the order authorizing the CDWR to begin purchasing power for utility customers.  SCE cannot predict the outcome of any of these proceedings or issues.  The recently executed
MOU states that the CDWR will assume the entire responsibility for procuring the electricity needs of retail customers within SCE's service territory through December 31, 2002, to the extent those needs are not met by generation sources owned by or under contract to SCE (SCE's net short position).  Under the MOU, SCE will resume buying power for its net short position after 2002.  The MOU calls for the CPUC to adopt cost-recovery mechanisms to make it financially practicable for SCE to reassume this responsibility.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE purchased block forward energy contracts through the PX, with various terms and prices, to hedge its exposure to fluctuations in energy prices.  Due to the downgrades in SCE's credit ratings and SCE's failure to pay its obligations to the PX, the PX suspended SCE's market trading privileges and sought to liquidate SCE's block forward contracts.  On February 2, 2001, SCE's motion for a preliminary injunction was denied, freeing the PX to liquidate the contracts and apply the proceeds to amounts owed by SCE to the PX.  On the same day, the state seized the contracts for the benefit of the state before the PX could sell them.  See further discussion below.

SCE also has bilateral forward contacts, which are considered normal purchases under accounting rules.  Due to its deteriorating credit ratings, SCE has been unable to purchase additional bilateral forward contracts, and
$379 million (nominal value) of its existing contracts were terminated by the counterparties in early 2001.  At
March 31, 2001, these contracts had a nominal value of $435 million.  SCE is exposed to credit loss in the event of nonperformance by the counterparties to its bilateral forward contracts, but does not expect the counterparties to fail to meet their obligations.  The counterparties are required to post collateral depending on the creditworthiness of each counterparty.  SCE is exposed to market risk resulting from changes in the spot market price for power.  Changes in the value of bilateral forward contracts affects purchased power expense in the period when the power is delivered.

SCE used an interest rate swap to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt.  At December 31, 2000, and March 31, 2000, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; the receive rate on the swap averaged 3.839% in
2000.  As a result of the downgrade in SCE's credit rating below the level allowed under the interest rate hedge agreement, on January 5, 2001, the counterparty on this interest rate swap terminated the agreement.  As a result of the termination of the swap, SCE is paying a floating rate on

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$196 million of its debt due 2008.  The realized loss of $26 million will be amortized over a period ending in 2008.

On January 1, 2001, SCE adopted a new accounting standard for derivative instruments and hedging activities.  See
Note 1 for a further discussion. On the implementation date, SCE recorded its interest rate swap agreement
(terminated January 5, 2001) and its block forward power-purchase contracts at fair value on its balance sheet.
Because SCE has temporarily suspended payments for purchased power since January 16, 2001, the PX sought to liquidate SCE's remaining block forward contracts.  Before the PX could do so, on February 2, 2001, the state seized the contracts, which at that time had an unrealized gain of approximately $500 million.  If other elements of the MOU are implemented, SCE will relinquish all claims against the state for seizing these contracts.  If the
MOU is not implemented, SCE believes that it should be compensated for the reasonable value of these contracts under law, and would pursue the matter.  SCE's March 31, 2001, balance sheet no longer includes these contracts.
As of March 31, 2001, SCE did not have any derivatives as defined by the new accounting standard.  SCE does not anticipate any earnings impact from any future derivatives, since it expects that any market price changes will be recovered in rates.

Fair values of financial instruments were:

                                                March 31,              December 31,            March 31,
       In millions                                2001                     2000                  2000
-------------------------------------------------------------------------------------------------------------

                                             Cost       Fair          Cost       Fair       Cost       Fair
       Instrument                            Basis      Value         Basis      Value      Basis      Value
-------------------------------------------------------------------------------------------------------------

       Financial assets:
       Decommissioning trusts               $1,720     $2,372       $ 1,720    $ 2,505    $ 1,673    $ 2,581
       Equity investments                       --         --            --         --         --         38
       Gas call options                         --         --            --         --         25         24

       Financial liabilities:
       DOE decommissioning and
          decontamination fees                  36         25            36         31         40         35
       Interest rate swap                       --         --            --         21         --         10
       Short-term debt                       2,120      1,985         1,451      1,339        849        849
       Long-term debt                        5,405      4,642         5,631      5,178      5,109      5,020
       Preferred stock subject to
          mandatory redemption                 256         89           256        157        256        258
-------------------------------------------------------------------------------------------------------------

Financial assets are carried at their fair value based on quoted market prices.  Financial liabilities are recorded at cost.  Financial liabilities' fair values are based on: quoted market prices for the interest rate swap; brokers' quotes for short-term debt, long-term debt and preferred stock; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees.  Due to their short maturities, amounts reported for cash equivalents approximated fair value at March 31, 2001, December 31, 2000, and March 31,
2000.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized holding gains on debt and equity investments were:

                                                            March 31,         December 31,          March 31,
       In millions                                            2001                2000                2000
---------------------------------------------------------------------------------------------------------------

       Decommissioning trusts:
       Municipal bonds                                       $ 153               $ 193               $ 243
       Stocks                                                  322                 384                 474
       U.S. government issues                                  113                 136                 148
       Short-term and other                                     64                  72                  43
---------------------------------------------------------------------------------------------------------------

                                                               652                 785                 908
       Equity investments                                       --                  --                  38
---------------------------------------------------------------------------------------------------------------

       Total                                                 $ 652               $ 785               $ 946
---------------------------------------------------------------------------------------------------------------

There were no unrealized holding losses for the periods presented.

Note 5.  Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

Almost all SCE properties are subject to a trust indenture lien.  SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution control bonds issued by government agencies.  SCE uses these proceeds to finance construction of pollution control facilities.  Bondholders have limited discretion in redeeming certain pollution-control bonds, and SCE has arrangements with securities dealers to remarket or purchase them if necessary.  As a result of investors' concerns regarding SCE's liquidity difficulties and overall financial condition, SCE has had to repurchase $550 million of pollution control bonds in December 2000 and early 2001 that could not be remarketed in accordance with their terms.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International and the transition property is legally not an asset of SCE or Edison International.  Due to SCE's recent credit downgrade, in January 2001, SCE began remitting its customer collections related to the rate-reduction notes on a daily basis.

Long-term debt consisted of:

                                                           March 31,           December 31,            March 31,
      In millions                                            2001                  2000                  2000
-------------------------------------------------------------------------------------------------------------------

      First and refunding mortgage bonds:
         2002 - 2026 (5.625% to 7.25%)                    $ 1,175               $ 1,175               $ 1,175
      Rate reduction notes:
        2002 - 2007 (6.22% to 6.42%)                        1,662                 1,724                 1,909
      Pollution control bonds:
         2008 - 2040 (5.125% to 7.2% and variable)          1,216                 1,216                 1,197
      Bonds repurchased                                      (550)                 (420)                   --
      Funds held by trustees                                  (47)                  (20)                   (2)
      Debentures and notes:
         2001 - 2029 (5.875% to 7.625% and variable)        2,450                 2,450                 1,150
      Subordinated debentures:
         2044 (8.375%)                                        100                   100                   100
      Commercial paper for nuclear fuel                        71                    79                    56
      Long-term debt due within one year                     (646)                 (646)                 (448)
      Unamortized debt discount - net                         (26)                  (27)                  (28)
-------------------------------------------------------------------------------------------------------------------

      Total                                               $ 5,405               $ 5,631               $ 5,109
-------------------------------------------------------------------------------------------------------------------

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following March 31,
2001, are: 2002 - $646 million; 2003 - $746 million; 2004 - $1.4 billion; 2005 - $371 million; and 2006 -
$446 million.  These projections assume no acceleration of payments arising from default.  See further discussion in Note 2.

As a result of its liquidity crisis, SCE has taken steps to conserve cash, and has been forced to consider further alternatives for conserving cash, so that it can continue to provide service to its customers.  As a part of this process, SCE has temporarily suspended payments of certain obligations.  As of April 30, 2001, SCE has failed to pay $200 million of maturing principal on its 5-7/8% notes.  Under the indenture for SCE's senior unsecured notes, the failure to pay principal was an immediate event of default as to the one series of notes on which the principal was due.  If an event of default occurs as to any series of senior unsecured notes, the trustee or the holders of 25% in principal amount of the notes of such series may declare the principal of the notes of that series to be immediately due and payable.  In addition, SCE's failure to pay any obligation for borrowed money in an aggregate amount in excess of $10 million would constitute an event of default with respect to all of the senior unsecured notes and SCE's outstanding quarterly income preferred securities if not cured within 30 days after notice from the trustee or holders of the securities.  No such notice has been received by
SCE.

If a notice of default is received, SCE could cure the default only by paying $731 million in overdue principal to holders of commercial paper and the 5-7/8% notes.  (SCE has also deferred payment of maturing commercial paper.  See Note 6 for a further discussion.)  Making such payment would further impact SCE's liquidity.  If a notice of default were received and not cured, and the trustee or noteholders declare an acceleration of the outstanding principal amount of the senior unsecured notes, SCE would not have the cash to pay the obligation and could be forced to declare bankruptcy.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Short-term debt consisted of:

                                                   March 31,           December 31,            March 31,
       In millions                                   2001                  2000                  2000
----------------------------------------------------------------------------------------------------------

       Commercial paper                           $    541              $    700               $  734
       Bank loans                                    1,650                   835                   --
       Floating rate notes                              --                    --                  175
       Amount reclassified as long-term debt           (71)                  (79)                 (56)
       Unamortized discount                             --                    (5)                  (4)
----------------------------------------------------------------------------------------------------------

       Total                                       $ 2,120               $ 1,451               $  849
----------------------------------------------------------------------------------------------------------

       Weighted-average interest rate                 6.4%                  6.9%                  6.0%

At March 31, 2001, SCE had lines of credit totaling $1.65 billion.  As of January 2001, SCE had borrowed the entire $1.65 billion in funds available under its credit lines.  The proceeds were used in part to repurchase
$550 million of pollution control bonds; the balance was retained as a liquidity reserve.  When available, the lines can be drawn at negotiated or bank index rates.

In SCE's efforts to conserve cash, SCE has deferred  payment of approximately  $531 million of maturing  commercial paper as of April 30, 2001.

Note 7.  Preferred Stock

Authorized shares of preferred and preference stock are:  $25 cumulative preferred - 24 million; $100 cumulative preferred - 12 million; and preference - 50 million.  All cumulative preferred stocks are redeemable.

Mandatorily redeemable preferred stocks are subject to sinking-fund provisions.  When preferred shares are redeemed, the premiums paid are charged to common equity.

Preferred stock redemption requirements for the five twelve-month periods following March 31, 2001, are: 2002 -
zero; 2003 - $109 million; 2004 - $9 million; 2005 - $9 million; and 2006 - $9 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                                                         March 31,       December 31,       March 31,
Dollars in millions, except per share amounts                              2001              2000             2000
-----------------------------------------------------------------------------------------------------------------------

                                                March 31, 2001
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
-------------------------------------------------------------------------------------------------------------------

There were no preferred stock issuances or redemptions for the periods presented.

SCE's Board has not declared the regular quarterly dividends for SCE's cumulative preferred stock, 4.08% Series,
4.24% Series, 4.32% Series, 4.78% Series, 6.05% Series, 6.45% Series and 7.23% Series in 2001.  As of April 30,
2001, SCE's preferred stock dividends in arrears were $6 million.  As long as these dividends remain unpaid, SCE cannot declare or pay future cash dividends on any series of preferred stock or on its common stock, and SCE cannot repurchase any shares of its common stock.  As a result of the $2.5 billion charge to earnings during fourth quarter 2000, SCE's retained earnings are now in a deficit position and therefore under California law,
SCE will be unable to pay dividends as long as a deficit remains.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                                 March 31,      December 31,          March 31,
In millions                                                        2001             2000                2000
---------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                                $    226         $    277            $    181
Unrealized gains or losses                                           420              420                 453
Investment tax credits                                                73               81                 105
Regulatory balancing accounts                                      2,123            1,763                  77
Decommissioning                                                       94               98                 127
Accrued charges                                                      387              379                 254
Unbilled revenue                                                      92              101                 113
Other                                                                173               56                  77
---------------------------------------------------------------------------------------------------------------
Total                                                            $ 3,588          $ 3,175             $ 1,387
---------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                                 $ 2,316          $ 2,184             $ 2,545
Capitalized software costs                                           214              264                 231
Regulatory balancing accounts                                      1,819            1,632                 476
Unrealized gains and losses                                          317              317                 351
Other                                                                357              242                 539
---------------------------------------------------------------------------------------------------------------
Total                                                            $ 5,023          $ 4,639             $ 4,142
---------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                          $ 1,435          $ 1,464             $ 2,755
---------------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                                     $ 1,960          $ 2,009             $ 2,880
Included in current assets                                           525              545                 125

The current and deferred components of income tax expense were:

                                                        3 Months Ended                       12 Months Ended
                                                           March 31,                            March 31,
-------------------------------------------------------------------------------------------------------------------
     In millions                                    2001              2000                2001             2000
-------------------------------------------------------------------------------------------------------------------

     Current:
     Federal                                     $  (172)            $ 132              $ (409)           $ 437
     State                                            --                30                 (30)             112
-------------------------------------------------------------------------------------------------------------------
                                                    (172)              162                (439)             549
-------------------------------------------------------------------------------------------------------------------
     Deferred - federal and state:
     Accrued charges                                  (9)               (9)               (133)            (134)
     Contributions in aid of construction              6                 6                 (10)              (9)
     Property related                                 62               (48)               (192)            (196)
     Investment and energy tax credits - net          (5)              (10)                (36)             (44)
     Operating loss carryforwards                    (51)               --                 (66)              --
     Regulatory assets                               (53)                1                 197                5
     Regulatory balancing accounts                  (193)               (9)               (923)             317
     State tax privilege year                        (10)               16                   4              (11)
     Unbilled revenue                                 (1)                9                  11              (10)
     Other                                            16                 2                  35                3
-------------------------------------------------------------------------------------------------------------------
                                                    (238)              (42)             (1,113)             (79)
-------------------------------------------------------------------------------------------------------------------
     Total                                        $ (410)            $ 120            $ (1,552)           $ 470
-------------------------------------------------------------------------------------------------------------------
     Classification of income taxes:
     Included in operating income                 $ (419)            $ 123            $ (1,549)           $ 491
     Included in other income                          9                (3)                 (3)             (21)

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composite federal and state statutory income tax rate was 40.551% for all periods presented.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                                       3 Months Ended                       12 Months Ended
                                                          March 31,                            March 31,
-------------------------------------------------------------------------------------------------------------------
                                                   2001              2000               2001              2000
-------------------------------------------------------------------------------------------------------------------

     Federal statutory rate                        35.0%             35.0%              35.0%             35.0%
     Capitalized software                           0.2              (0.9)               0.3              (2.3)
     Property-related and other                     --               13.5               (4.2)              9.1
     Investment and energy tax credits              0.5              (4.4)               0.8              (4.1)
     State tax - net of federal deduction           5.3               6.8                4.2               8.4
-------------------------------------------------------------------------------------------------------------------
     Effective tax rate                            41.0%             50.0%              36.1%             46.1%
-------------------------------------------------------------------------------------------------------------------

Note 9.  Employee Compensation and Benefit Plans

Employee Savings Plan

SCE has a 401(k) defined-contribution savings plan designed to supplement employees' retirement income.  The plan received employer contributions of $7 million and $29 million for the three- and twelve-months ended March 31,
2001, respectively, and $8 million and $28 million for the three- and twelve-months ended March 31, 2000, respectively.

Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements.  SCE recognizes pension expense as calculated by the actuarial method used for ratemaking.  In
April 1999, SCE adopted a cash balance feature for its pension plan.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                        3 Months Ended         Year Ended         3 Months Ended
                                                           March 31,          December 31,           March 31,
In millions                                                  2001                 2000                 2000
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                  $ 2,200              $ 2,075              $ 2,075
Service cost                                                    17                   63                   16
Interest cost                                                   38                  155                   39
Actuarial loss                                                  --                   90                   --
Benefits paid                                                  (61)                (183)                 (52)
-------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                        $ 2,194              $ 2,200              $ 2,078
-------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period           $ 3,067              $ 3,078               $3,078
Actual return on plan assets                                  (191)                 143                  177
Employer contributions                                          --                   29                   29
Benefits paid                                                  (61)                (183)                 (52)
-------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                 $ 2,815              $ 3,067              $ 3,232
-------------------------------------------------------------------------------------------------------------------

Funded status                                             $    621             $    867              $ 1,154
Unrecognized net loss (gain)                                  (483)                (745)              (1,125)
Unrecognized transition obligation                              21                   22                   27
Unrecognized prior service cost                                114                  118                  128
-------------------------------------------------------------------------------------------------------------------

Recorded asset                                            $    273             $    262             $    184
-------------------------------------------------------------------------------------------------------------------

Discount rate                                                 7.25%                7.25%                7.75%
Rate of compensation increase                                 5.0%                 5.0%                 5.0%
Expected return on plan assets                                8.5%                 8.5%                 7.5%

The components of pension expense were:

                                                        3 Months Ended                      12 Months Ended
In millions                                                March 31,                           March 31,
-------------------------------------------------------------------------------------------------------------------
                                                   2001              2000               2001              2000
-------------------------------------------------------------------------------------------------------------------

Service cost                                      $  17             $  16              $  64            $   64
Interest cost                                        38                39                154               147
Expected return on plan assets                      (63)              (57)              (272)             (197)
Net amortization and deferral                        (3)               (8)               (35)                1
-------------------------------------------------------------------------------------------------------------------
Pension expense (benefit ) under
    accounting standards                            (11)              (10)               (89)               15
Regulatory adjustment - deferred                     11                10                 89                22
-------------------------------------------------------------------------------------------------------------------
Net pension expense recognized                     $ --              $ --               $ --            $   37
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                   3 Months Ended          Year Ended           3 Months Ended
                                                      March 31,           December 31,             March 31,
In millions                                             2001                  2000                   2000
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period            $  1,762              $  1,462               $  1,462
Service cost                                               11                    39                      9
Interest cost                                              33                   121                     29
Actuarial loss                                             --                   202                     --
Benefits paid                                             (17)                  (62)                   (15)
-------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                  $  1,789              $  1,762               $  1,485
-------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period     $  1,200              $  1,283               $  1,283
Actual return on plan assets                               26                   (40)                    23
Employer contributions                                      5                    19                     21
Benefits paid                                             (17)                  (62)                   (15)
-------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period           $  1,214              $  1,200               $  1,312
-------------------------------------------------------------------------------------------------------------------

Funded status                                        $   (575)             $   (562)              $   (173)
Unrecognized net loss (gain)                              141                   141                   (206)
Unrecognized transition obligation                        317                   323                    342
-------------------------------------------------------------------------------------------------------------------

Recorded asset (liability)                           $   (117)             $    (98)              $    (37)
-------------------------------------------------------------------------------------------------------------------

Discount rate                                             7.5%                  7.5%                  8.0%
Expected return on plan assets                            8.2%                  8.2%                  7.5%

Expense components were:
                                                        3 Months Ended                      12 Months Ended
                                                           March 31,                           March 31,
-------------------------------------------------------------------------------------------------------------------
In millions                                        2001              2000               2001              2000
-------------------------------------------------------------------------------------------------------------------

Service cost                                      $  11            $    9              $   41            $  44
Interest cost                                        33                29                 125              112
Expected return on plan assets                      (26)              (23)               (109)             (83)
Net amortization and deferral                         6                 6                  27               26
-------------------------------------------------------------------------------------------------------------------
Total                                             $  24            $   21              $   84            $  99
-------------------------------------------------------------------------------------------------------------------

The assumed rate of future increases in the per-capita cost of health care benefits is 11.0% for 2001, gradually decreasing to 5.0% for 2008 and beyond.  Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of March 31, 2001, by $282 million and annual aggregate service and interest costs by $31 million.  Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of March 31, 2001, by $242 million and annual aggregate service and interest costs by $25 million.

Stock Option Plans

In 1998, Edison International shareholders approved the Edison International Equity Compensation Plan, replacing the Long-Term Incentive Compensation Program (prior program), which had been adopted by shareholders in 1992.
Under the prior program, options on 1.4 million shares of Edison International common stock remain outstanding to officers and senior managers of SCE.  The 1998 plan authorizes a

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limited annual award of Edison International common shares and options on shares.  The annual authorization is cumulative, allowing subsequent issuance of previously unutilized awards.  In May 2000, Edison
International adopted an additional plan, the 2000 Equity Plan, which did not require shareholder approval.

Under the 1998 and 2000 plans, options on 8.4 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant.  Options expire 10 years after the date of grant, and vest over a period of up to five years. No special stock options from the 2000
Equity Plan may be exercised before five years have passed unless the stock appreciates to $25 (based on the average of 20 consecutive trading day closing prices).

A portion of the executive long-term incentive program was awarded in the form of performance shares.  The performance shares were restructured as retention incentives in December 2000, which will pay as a combination of
Edison International common stock and cash if the executive remains employed at the end of the performance period.  Additional performance shares were awarded in January 2001.  The 2001 performance shares vest December
31, 2003, and payment will be made in January 2004, half in shares of Edison International common stock and half in cash.  The cash amount is the product of the number of shares to be paid in cash, times the average of the high and low common stock price on the last market day of the year.  Retention Incentive Deferred Stock Units were awarded on March 12, 2001.  These vest no later than March 12, 2003, and are paid out on that date in shares of Edison International common stock, unless before that date the stock price averages at least $20 for 20 consecutive trading days.  In that case the units will vest and pay out on the later of March 12, 2002, or the day following the period in which the $20 average price was achieved.

Edison International stock options awarded prior to 2000 include a dividend equivalent feature. Dividend equivalents on stock options issued after 1993 and prior to 2000 are accrued to the extent dividends are declared on Edison International common stock, and are subject to reduction unless certain performance criteria are met.
Only a portion of the 1999 Edison International stock option awards included a dividend equivalent feature.  The
2000 stock option awards did not include dividend equivalents.  Future stock option awards are not expected to include dividend equivalents.

Options issued after 1997 generally vest in 25% annual installments over a four-year period, although vesting for the May 2000 grants does not begin until May 2002.  Stock options issued prior to 1998 had a three-year vesting period with one-third of the total award vesting after each of the first three years of the award term.  If an option holder retires, dies or is permanently and totally disabled (qualifying event) during the vesting period, the unvested options will vest on a pro rata basis.

Unvested options of any person who has served in the past on the SCE Management Committee (which was dissolved in
1993) will vest and be exercised upon a qualifying event.  If a qualifying event occurs, the vested options may continue to be exercised within their original terms by the recipient or beneficiary.  If an option holder is terminated other than by a qualifying event, options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination; except that if the termination is covered by the Edison International Executive Severance Plan, the terminated executive must exercise vested options within 12 months.  All unvested options are forfeited on the date of termination.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The performance share values are accrued ratably over a three-year performance period.  SCE measures compensation expense related to stock-based compensation by the intrinsic value method.  Compensation expense recorded under the stock-compensation programs was $0 million and $3 million for the three and twelve months ended March 31,
2001, respectively, and $1 million and $5 million for the three and twelve months ended March 31, 2000, respectively.

Stock-based compensation expense under the fair value method of accounting would have resulted in pro forma net income (loss) available for common stock of $(600) million and $(2.767) billion for the three and twelve months ended March 31, 2001, respectively, and $118 million and $544 million for the three and twelve months ended March
31, 2000, respectively.

The fair value for each option granted, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used in determining fair value through the model:

                                                             March 31,                   March 31,
                                                               2001                        2000
----------------------------------------------------------------------------------------------------------

         Expected life                                  7 years - 10 years           7 years - 10 years
         Risk-free interest rate                            4.7% - 6.0%                  5.0% - 5.6%
         Expected volatility                                 17% - 48%                    17% - 24%
----------------------------------------------------------------------------------------------------------

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

The investment in each project as of March 31, 2001, was:

                                                   Original           Accumulated
                                                    Cost of        Depreciation and        Under        Ownership
In millions                                        Facility          Amortization      Construction     Interest
-------------------------------------------------------------------------------------------------------------------

Transmission systems:
  Eldorado                                        $     41             $    11           $    1            60%
  Pacific Intertie                                     230                  81                8            50%
Generating stations:
  Four Corners Units 4 and 5 (coal)                    463                 354                3            48%
  Mohave (coal)                                        328                 243                3            56%
  Palo Verde (nuclear)(1)                            1,626               1,461               16            16%
  San Onofre (nuclear)(1)                            4,270               3,893               22            75%
-------------------------------------------------------------------------------------------------------------------

Total                                             $  6,958             $   6,043         $   53
-------------------------------------------------------------------------------------------------------------------

(1) Regulatory assets, which were written off as a charge to earnings as of December 31, 2000, as discussed in
    Notes 1 and 3.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Commitments

Leases

SCE has operating leases, primarily for vehicles with varying terms, provisions and expiration dates.

Estimated remaining commitments for noncancelable leases at March 31, 2001, were:

         Year ended December 31,                                                   In millions
-------------------------------------------------------------------------------------------------
         2001                                                                        $  11
         2002                                                                           12
         2003                                                                           11
         2004                                                                           10
         2005                                                                            6
         Thereafter                                                                     15
-------------------------------------------------------------------------------------------------
         Total                                                                       $  65
-------------------------------------------------------------------------------------------------

Nuclear Decommissioning

Decommissioning is estimated to cost $2.2 billion in current-year dollars, based on site-specific studies performed in 1998 for San Onofre and Palo Verde.  Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term.  SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities.  This estimate is based on SCE's current dollar decommissioning costs, escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually.  These costs are expected to be funded from independent decommissioning trusts, which receive contributions of approximately $25 million per year.  SCE estimates annual after-tax earnings on the decommissioning funds of 3.9% to 4.9%.

SCE plans to decommission its nuclear generating facilities by a prompt removal method authorized by the Nuclear
Regulatory Commission.  The operating licenses expire in 2022 for San Onofre Units 2 and 3, and in 2026 and 2028
for the Palo Verde units.  SCE could decommission San Onofre Units 2 and 3 as early as 2013.  Palo Verde is planned to be decommissioned at the end of its operating licenses.  Decommissioning costs, which are recovered through nonbypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense.

Decommissioning of San Onofre Unit 1 (shut down in 1992 per CPUC agreement) started in 1999 and will continue through 2008.  All of SCE's San Onofre Unit 1 decommissioning costs will be paid from its nuclear decommissioning trust funds.

Decommissioning expense was $11 million and $93 million for the three and twelve months ended March 31, 2001, respectively, and $23 million and $108 million for the three and twelve months ended March 31, 2000.  The accumulated provision for decommissioning, excluding San Onofre Unit 1, was $1.4 billion at March 31, 2001, and at December 31, 2000, and $1.3 billion at March 31, 2000.  The estimated costs to decommission San Onofre Unit 1
(approximately $344 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust investments (cost basis) include:

                                             Maturity              March 31,      December 31,        March 31,
     In millions                               Dates                 2001             2000              2000
----------------------------------------------------------------------------------------------------------------
     Municipal bond                         2001 - 2033          $    491         $    548          $    661
     Stocks                                     --                    614              531               482
     U.S. government issues                2001 - 2029                397              421               419
     Short-term and other                      2001                   218              220               111
----------------------------------------------------------------------------------------------------------------
     Total                                                        $ 1,720          $ 1,720           $ 1,673
----------------------------------------------------------------------------------------------------------------

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning.  Net earnings (loss) were $(13) million and $16 million for the three and twelve months ended March 31, 2001, respectively, and $9 million and $53 million for the three and twelve months ended
March 31, 2000, respectively.  Proceeds from sales of securities (which are reinvested) were $765 million and
$3.7 billion for the three and twelve months ended March 31, 2001, respectively, and $1.7 billion and $4.0 billion for the three and twelve months ended March 31, 2000, respectively.  Approximately 90% of the trust fund contributions were tax-deductible.

Other Commitments

SCE has fuel supply contracts which require payment only if the fuel is made available for purchase.  Certain SCE gas and coal fuel contracts require payment of certain fixed charges whether or not gas or coal is delivered.

SCE has power-purchase contracts with certain qualifying facilities (cogenerators and small power producers) and other utilities.  These contracts provide for capacity payments if a facility meets certain performance obligations and energy payments based on actual power supplied to SCE.  There are no requirements to make debt-service payments.  In an effort to replace higher-cost contract payments with lower-cost replacement power,
SCE has entered into agreements to end its contract obligations with certain qualifying facilities.  The buyout agreements are reported as power-purchase contracts on the balance sheets.

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

Certain commitments for the years 2001 through 2005 are estimated below:

     In millions                                          2001       2002       2003       2004       2005
------------------------------------------------------------------------------------------------------------

     Fuel supply contracts                               $ 151      $ 108      $ 116     $   97     $   97
     Purchased-power capacity payments                     647        644        637        635        632
------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Energy Crisis Issues

In October 2000, a class action securities lawsuit was filed in federal district court in Los Angeles against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit alleges that SCE and Edison
International are engaging in fraud by over-reporting and improperly accounting for the TRA undercollections.
The second amended complaint is supposedly filed on behalf of a class of persons who purchased Edison
International common stock beginning June 1, 2000, and continuing until such time as TRA-related undercollections are recorded as a loss by SCE.  The response to the second amended complaint was deferred.  This lawsuit has been consolidated with another similar lawsuit filed on March 15, 2001.  SCE believes that its current and past accounting for the TRA undercollections and related items is appropriate and in accordance with accounting principles generally accepted in the United States.

As of May 11, 2001, 25 lawsuits have been filed against SCE by QFs.  The lawsuits have been filed by various parties, including geothermal or wind energy suppliers or owners of cogeneration projects.  The lawsuits are seeking payments of at least $833 million for energy and capacity supplied to SCE under QF contracts, and in some cases for additional damages as well.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell the power to other purchasers.  On April 5, 2001, SCE submitted a petition requesting the coordination before a single judge of those QF lawsuits then pending in California state court.  A state court coordination judge has been assigned and SCE's motion to coordinate is pending.  SCE is also taking steps to coordinate the QF cases on file in federal court.  SCE cannot predict the outcome of any of these matters.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties.  These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure.  Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs
(classified as other long-term liabilities) at undiscounted amounts.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE's recorded estimated minimum liability to remediate its 44 identified sites is $116 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $272 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  SCE has sold all of its gas-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $46 million of its recorded liability, through an incentive mechanism.  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  Costs incurred at SCE's remaining sites are expected to be recovered through customer rates.  SCE has recorded a regulatory asset of $74 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation expenditures in each of the next several years are expected to range from $10 million to $20 million.  Recorded expenditures for the twelve months ended March 31, 2001, were $17 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of San
Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective
June 1994.  The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than
$10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and
Palo Verde.  Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements.  Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage.  These policies are issued primarily by a mutual insurance company owned by utilities with nuclear facilities.  If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $19 million per year.  Insurance premiums are charged to operating expense.

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
Under the legislation and CPUC decisions, prices for wholesale purchases of electricity from power suppliers are set by markets while the retail prices paid by utility customers for electricity delivered to them remain frozen at June 1996 levels except for the 1(cent)-per-kWh and 3(cent)-per-kWh surcharges effective first quarter 2001.  See further discussion of the CPUC rate increases in Rate Stabilization Proceeding.  Since May 2000, SCE's costs to obtain power (at wholesale electricity prices) for resale to its customers substantially exceeded revenue from frozen rates.  The shortfall has been accumulated in the transition revenue account (TRA), a CPUC-authorized regulatory asset.  SCE has borrowed significant amounts of money to finance its electricity purchases, creating a severe financial drain on SCE.

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

Accounting principles generally accepted in the United States permit SCE to defer costs as regulatory assets if those costs are determined to be probable of recovery in future rates.  When SCE determined that regulatory assets, such as the TRA and the transition cost balancing account (TCBA), were no longer probable of recovery through future rates, they were written off.  The TCBA is a regulatory balancing account that tracks the recovery of generation-related transition costs, including stranded investments.  SCE assessed the probability of recovery of the undercollected costs that were previously recorded in the TCBA in light of the CPUC's March 27, 2001, and
April 3, 2001, decisions, including the retroactive transfer of balances from SCE's TRA to its TCBA and related changes that are discussed in more detail in Rate Stabilization Proceeding.  These decisions and other regulatory and legislative actions did not meet SCE's prior expectation that the CPUC would provide adequate cost recovery mechanisms.  Until legislative and regulatory actions contemplated by the MOU occur, or other actions are taken,
SCE is unable to conclude that its undercollected costs that are recovered through the TCBA mechanism are probable of recovery in future rates.  As a result, SCE's financial results for the year ended December 31, 2000, included an after-tax charge of approximately $2.5 billion ($4.2 billion on a pre-tax basis), reflecting a write-off of the TCBA (as restated to reflect the CPUC's March 27, 2001, decisions) and regulatory assets to be recovered through the TCBA mechanism, as of December 31, 2000.  In addition, SCE currently does not have regulatory authority to recover any purchased-power costs it incurs during 2001 in excess of revenue from retail rates.  Transition costs in excess of transition revenue are charged against earnings in 2001 absent a regulatory or legislative solution, such as implementation of the actions called for in the MOU that make recovery of such costs probable.  For first quarter 2001, $661 million (after tax) of unrecovered transition costs were charged to earnings.  This resulted in further material declines in reported common shareholder's equity, particularly in light of the CPUC's failure to provide SCE with sufficient rate revenue to cover its ongoing costs and obligations through the CPUC's March 27, 2001,

decisions.  The December 31, 2000, write-off also caused SCE to be unable to meet an earnings test that must be met before SCE can issue additional first mortgage bonds.  If the MOU is implemented, or a rate mechanism provided by legislation or regulatory authority is established that makes recovery from regulated rates probable as to all or a portion of the amounts that were previously charged against earnings, current accounting standards provide that a regulatory asset would be reinstated with a corresponding increase in earnings.

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

Results of Operations

Earnings

SCE recorded a loss of $598 million and $2.8 billion, respectively, for the three and twelve months ended March
31, 2001.  The quarterly and twelve-months-ended losses reflect $661 million (after tax) of transition costs in excess of transition revenue during the first quarter of 2001.  For financial reporting purposes, these undercollected costs are no longer accumulated in the TCBA and instead are expensed as incurred.  The twelve-months-ended loss also included a write-off of the TCBA and other generation-related regulatory assets and liabilities in the amount of $2.5 billion (after tax) as of December 31, 2000.

Accounting principles generally accepted in the United States require SCE at each financial statement date to assess the probability of recovering its regulatory assets through a regulatory process.  Based on the new rules arising from the CPUC's March 27, 2001, rate stabilization decision, the $4.5 billion TRA undercollection as of
December 31, 2000, and the coal and hydroelectric balancing account overcollections were reclassified, and the
TCBA balance was recalculated to be a $2.9 billion undercollection (see further discussion of the CPUC rate increase in the Rate Stabilization Proceeding section and the components of the TCBA undercollection in the
Status of Transition and Power-Procurement Cost Recovery section of Regulatory Environment). The implementation of the MOU (see further discussion in Memorandum of Understanding with the CDWR) requires various regulatory and legislative actions to be taken in the future.  Until those actions or actions in other proceedings are taken, which would include modifying or reversing recent CPUC decisions that impair recovery of SCE's power procurement and transition costs, SCE was unable to conclude that, under applicable accounting principles, the $2.9 billion
TCBA undercollection (as recalculated above) and $1.3 billion (book value) of other regulatory assets and liabilities, that were to be recovered through the TCBA mechanism by the end of the rate freeze, were probable of recovery through the rate-making process as of December 31, 2000.  As a result, SCE's December 31, 2000, income statement included a $4.0 billion charge to provisions for regulatory adjustment clauses and a $1.5 billion net reduction in income tax expense, to reflect the $2.5 billion (after tax) write-off.

The regulatory and legislative actions set forth in the MOU, if implemented, are expected to result in a rate-making mechanism that would make recovery of the regulatory assets that were written off probable.  If and when those actions are taken, or others occur that make such recovery probable, and the necessary rate-making mechanism is adopted, the regulatory assets written off as of December 31, 2000, and the undercollected costs incurred in 2001, would be restored to the balance sheet, with a corresponding increase to earnings of approximately $3.2 billion (after tax).

As stated above, SCE recorded a loss of $598 million and $2.8 billion, respectively, for the three and twelve months ended March 31, 2001, compared with earnings of $113 million and $520 million, respectively, for the same periods in 2000.  Excluding the $661 million (after tax) of undercollected transition costs that are no longer accumulated in balancing accounts and instead are expensed as incurred,
SCE's first quarter 2001 earnings were $63 million, down $50 million from the prior-year period.  The quarterly decrease was mainly due to higher interest expense resulting from the deteriorated financial condition of SCE and lower earnings resulting from the February 2001 fire and resulting outage at the
San Onofre Nuclear Generating Station.  See further discussion of the San Onofre fire in the San Onofre
Nuclear Generating Station section.  Excluding the $661 million (after tax) of undercollected transition costs and the $2.5 billion (after tax) December 31, 2000, write-off, SCE would have earned $421 million for the twelve months ended March 31, 2001.  Excluding the $15 million one-time tax benefit
SCE recorded in fourth quarter 1999 due to an Internal Revenue Service ruling, SCE's earnings for the twelve months ended March 31, 2000, were $505 million.  The $84 million decrease for the twelve months ended March 31,
2001, from the prior-year period, was mainly the result of higher interest expense and adjustments to reflect potential regulatory refunds.

Unless a rate-making mechanism is implemented in accordance with the MOU described above or other necessary rate-making action is taken, future net undercollections in the TCBA will be charged to earnings as the losses are incurred.  SCE anticipates that the losses resulting from these undercollections will continue unless a rate-making mechanism is established. In addition to the losses from the unrecovered transition costs, SCE expects its 2001 earnings to be negatively affected by the February 2001 fire and resulting outage at San Onofre
Unit 3.

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

During 2000, as a result of the power shortage in California, SCE's customers on interruptible rate programs
(which provide for a lower generation rate with a provision that service can be interrupted if needed, with penalties for noncompliance) were asked to curtail their electricity usage at various times.  As a result of noncompliance with SCE's requests, those customers were assessed significant penalties.  On January 26, 2001, the
CPUC waived the penalties assessed to noncompliant customers after October 1, 2000, until a reevaluation of the operation of the interruptible programs can be completed.

Operating revenue decreased for the three and twelve months ended March 31, 2001, compared to the year-earlier periods.  The quarterly decrease was primarily due to a 23% decrease in retail sales volume, as well as the credit given to customers who chose direct access.  The volume decrease was primarily the result of SCE no longer supplying its customers with all of their electricity needs, beginning on January 18, 2001.  See CDWR Power
Purchases discussion.  These decreases were partially offset by the effects of the 1(cent)-per-kWh surcharge originally granted on January 4, 2001, and affirmed by the CPUC on March 27, 2001.  The twelve-months-ended decrease was primarily due to the credit given to customers who chose direct access.  This decrease was partially offset by the effects of the 1(cent)-per-kWh surcharge and an increase in revenue related to penalties customers incurred for not adhering to their interruptible contracts.

More than 92% of operating revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Operating Expenses

Fuel expense decreased for the twelve months ended March 31, 2001, compared with the same period in 2000, primarily due to fuel-related refunds resulting from a settlement with another utility that SCE recorded in the second and third quarters of 2000.

Purchased-power expense increased significantly for both the three and twelve months ended March 31, 2001, compared to the same periods in 2000.  The increases were the result of:  increased California Power Exchange
(PX)/Independent System Operator (ISO) purchased-power expense through January 18, 2001, and increased purchased-power expense related to qualifying facilities (QFs) and interutility contracts.  See Purchased Power table in Note 1 to the Consolidated Financial Statements.  See further discussion in CDWR Power Purchases.

PX/ISO purchased-power expense increased significantly due to increased demand for electricity in California, dramatic price increases for natural gas (a key input of electricity production), and structural problems within the PX and ISO.  For the twelve months ended March 31, 2001, the increased volume of higher priced PX purchases was minimally offset by increases in PX sales revenue and ISO net revenue, as well as the use of risk management instruments (gas call options and PX block forward contracts).  The gas call options (which were sold in October
2000) and the PX block forward contracts mitigated SCE's transition cost recovery exposure to increases in energy prices.  For the twelve months ended March 31, 2001, compared to the same period in 2000, purchased-power expense was reduced by $104 million and $682 million, respectively, due to SCE's use of gas call options and PX block forward contracts.  For a further discussion of SCE's hedging instruments and the significant increases in power prices, see Market Risk Exposures.  In December 2000, the FERC eliminated the requirement that SCE buy and sell its purchased and generated power through the PX and ISO.  See further discussion in Wholesale Electricity
Markets.  Due to SCE's noncompliance with the PX's tariff requirement for posting collateral for all transactions in the day-ahead and day-of markets as a result of the downgrade in its credit rating, the PX suspended SCE's market trading privileges for the day-of market effective January 18, 2001, and, for the day-ahead market effective January 19, 2001.  See further discussion of SCE's liquidity crisis in Financial Condition.

Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from qualifying facilities (QFs) at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources.  Purchased-power expense related to QFs increased for both the three and twelve months ended March 31, 2001, compared to the year-earlier periods.  The increases were primarily due to the short-run avoided cost factor (which is based on the price of natural gas) of the QF contracts causing a significant increase in the payments to QFs.  The twelve-months-ended increase was partially offset by a fourth quarter 2000 contract adjustment with the CDWR, as well as the terms in some of the QF contracts reverting to lower prices.

Provisions for regulatory adjustment clauses decreased for the three months ended March 31, 2001, compared to the year-earlier period.  The decrease primarily resulted from SCE no longer accumulating undercollected transition costs in the TCBA, as well as undercollections related to the administration of energy conservation programs and other public benefit programs.  Provisions for regulatory adjustment clauses increased for the twelve months ended March 31, 2001, compared to the same period in 2000, mainly due to a $4 billion charge to the provisions related to the write-off of regulatory assets and liabilities as of December 31, 2000.  See further discussion of the write-off in the Earnings section.  In addition, the provisions also increased due to adjustments to reflect potential regulatory refunds related to the outcome of the CPUC's reevaluation of the operation of the interruptible rate programs.  SCE's use of gas call options decreased the provisions by $4 million for the quarter ended March 31, 2000.  SCE's use of gas call options increased the provisions by $105 million and $2 million, respectively, for the twelve months ended March 31, 2001, and March 31, 2000.

Depreciation, decommissioning and amortization expense decreased for both the three and twelve months ended March
31, 2001, compared to the prior-year periods, primarily due to a decrease in SCE's amortization expense.  Since
SCE's December 31, 2000, write-off included the unamortized nuclear investment regulatory asset, SCE did not record any amortization expense related to this asset during first quarter 2001.

Income taxes decreased for both the three and twelve months ended March 31, 2001, compared to the year-earlier periods, primarily due to a $497 million income tax benefit arising from the transition costs in excess of transition revenue during first quarter 2001.  The twelve-months-ended-decrease also reflects the $1.5 billion income tax benefit related to the $2.5 billion (after tax) write-off as of December 31, 2000, of regulatory assets and liabilities.

Other Income and Deductions

Interest and dividend income increased for both the three and twelve months ended March 31, 2001, compared to the year-earlier periods.  The quarterly increase resulted primarily from higher cash balances as SCE conserves cash due to its liquidity crisis, as well as interest earned on undercollections in SCE's  remaining balancing accounts.  SCE wrote off its $2.9 billion (after tax) TCBA undercollection (as restated to reflect the CPUC's
March 27, 2001, decisions) as of December 31, 2000.  The twelve months ended increase is primarily due to interest earned, prior to the write-off, on higher balancing account undercollections.

Other nonoperating income decreased for both the three and twelve months ended March 31, 2001.  The quarterly decrease was primarily due to CPUC-approved shareholder incentives related to QF contract restructurings in first quarter 2000.  The twelve-months-ended decrease was mainly the result of lower earnings from energy conservation programs, lower earnings from life insurance investments for executives and less gains on the sales of equity investments.

Interest expense - net of amounts capitalized increased for both the three and twelve months ended March 31,
2001, compared to the year-earlier periods.  The increases were primarily due to additional long-term debt and higher short-term debt balances.  Higher interest expense resulting from balancing account overcollections at SCE also contributed to the twelve-months-ended increase.

Other nonoperating deductions decreased for both the three and twelve months ended March 31, 2001, compared to the same periods in 2000, due to lower accruals for regulatory matters.

The taxes on other income and deductions increased for the quarter ended March 31, 2001, compared to the year-earlier period, mostly due to higher pre-tax nonoperating income.  Tax benefits on other income and deductions decreased for the twelve months ended March 31, 2001, compared to the same period in 2000, primarily the result of tax expense related to interest income and other nonoperating income exceeding the tax benefits related to interest expense and other nonoperating deductions, as well as a $15 million one-time tax benefit in
1999 due to an Internal Revenue Service ruling.

Financial Condition

SCE's liquidity is primarily affected by power purchases, debt maturities, access to capital markets, dividend payments and capital expenditures.  Capital resources include cash from operations and external financings.  As a result of SCE's lack of creditworthiness (further discussed in Liquidity Crisis), at March 31, 2001, the fair market value of $541 million of its short-term debt was approximately 75% of its carrying value.

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
As a result of its liquidity crisis, SCE has taken and is taking steps to conserve cash, so that it can continue to provide service to its customers.  As a part of this process, SCE temporarily suspended payments of certain obligations for principal and interest on outstanding debt and for purchased power.  As of April 30, 2001, SCE had $3.1 billion in obligations that were unpaid and overdue including: (1) $882 million to the PX or ISO; (2)
$1.3 billion to QFs; (3) $230 million in PX energy credits for energy service providers; (4) $531 million of matured commercial paper; and (5) $200 million of principal on its 5-7/8% notes.  If SCE is found responsible for purchases of power by the CDWR or the ISO for sale to SCE's customers on or after January 18, 2001, SCE's unpaid obligations as of April 30, 2001, could increase by as much as $800 million.  See additional discussion in CDWR
Power Purchases.  As applicable, unpaid obligations will continue to accrue interest.  SCE's failure to pay when due the principal amount of the 5-7/8% series of notes constitutes a default on the series, entitling those noteholders to exercise their remedies.  Such failure and the failure to pay commercial paper when due could also constitute an event of default on all the other series of notes (totaling $2.5 billion of outstanding principal)
if the trustee or holders of 25% in principal amount of the notes give a notice demanding that the default be cured, and SCE does not cure the default within 30 days.  Such failures are also an event of default under SCE's credit facilities, entitling those lenders to exercise their remedies including potential acceleration of the outstanding borrowings of $1.6 billion.  If a notice of default is received, SCE could cure the default only by paying $731 million in overdue principal to holders of commercial paper and the 5-7/8% notes.  Making such payment would further impact SCE's liquidity.  If a notice of default were received and not cured, and the trustee or noteholders were to declare an acceleration of the outstanding principal amount of the senior unsecured notes, SCE would not have the cash to pay the obligation and could be forced to declare bankruptcy.

Subject to certain conditions, the bank lenders under SCE's credit facilities agreed to forbear from exercising remedies, including acceleration of borrowed amounts, against SCE with respect to the event of default arising from the failure to pay the 5-7/8% notes and commercial paper when due.  The forbearance agreement has been extended three times and currently expires on September 15, 2001.  The $200 million short-term bank credit facility was scheduled to mature on May 14, 2001.  The maturity date has been extended to September 15, 2001.  At
April 30, 2001, SCE had estimated cash reserves of approximately $1.9 billion, which was approximately $1.3 billion less than its outstanding unpaid obligations (discussed above) and overdue amounts of preferred stock dividends (see below).  As of March 31, 2001, SCE resumed payment of interest on its debt obligations.  If the
MOU is implemented, it is expected to allow SCE to recover its undercollected costs and to help restore SCE's creditworthiness, which would allow SCE to pay all of its past due obligations.

On March 27, 2001, the CPUC ordered SCE and the other California investor-owned utilities to pay QFs for power deliveries on a going forward basis, commencing with April 2001 deliveries.  SCE must pay the QFs within 15 days of the end of the QFs' billing periods, and QFs are allowed to establish 15-day billing periods.  Failure to make a required payment within 15 days of delivery would result in a fine equal to the amount owed to the QF.  The CPUC decision also modified the formula used in calculating payments to QFs by substituting natural gas index prices based on deliveries at the Oregon border rather than index prices at the Arizona border.  The changes apply to all QFs, where appropriate, regardless of whether they use natural gas or other resources such as solar or wind.  See further discussion of QFs in Litigation.

On March 27, 2001, the CPUC also issued decisions on the California Procurement Adjustment (CPA) calculation (see
CDWR Power Purchases discussion) and the approval of a 3(cent)-per-kWh rate increase (see Rate Stabilization
Proceeding discussion).  Based on these two decisions, SCE estimates that cash going forward may not be sufficient to cover retained generation, purchased-power and transition costs.  In comments filed with the CPUC on March 29, 2001, and April 2, 2001, SCE provided a forecast showing that the net effects of the rate increase, the payment ordered to be made to the CDWR, and the QF decision discussed above could result in a shortfall to the CPA calculation of $1.7 billion for SCE during 2001.  To implement the MOU, it will be necessary for the CPUC to modify or rescind these decisions.

In light of SCE's liquidity crisis, its Board of Directors did not declare quarterly common stock dividends to
SCE's parent, Edison International, in either December 2000 or March 2001.  Also, SCE's Board has not declared the regular quarterly dividends for SCE's cumulative preferred stock, 4.08% Series, 4.24% Series, 4.32% Series, 4.78%
Series, 6.05% Series, 6.45% Series and 7.23% Series in 2001.  As of April 30, 2001, SCE's preferred stock dividends in arrears were $6 million.  As a result of SCE's $2.5 billion charge to earnings as of December 31,
2000, SCE's retained earnings are now in a deficit position and therefore under California law, SCE will be unable to pay dividends as long as a deficit remains.  SCE does not meet other conditions under which dividends can be paid from sources other than retained earnings.  As long as accumulated dividends on SCE's preferred stock remain unpaid, SCE cannot pay any dividends on its common stock.

SCE has implemented cost-cutting measures which, together with previously announced actions, such as freezing new hires, postponing certain capital expenditures and ceasing new charitable contributions, are aimed at reducing general operating costs.  These actions were expected to impact about 1,450 to 1,850 jobs, affect service levels for customers, and reduce near-term capital expenditures to levels that will not sustain operations in the long term.  However, on March 15, 2001, the CPUC issued an order rescinding SCE's layoffs of employees involved with service and reliability.  SCE was also ordered to restore specified service levels, make regular reports to the
CPUC concerning its cost-cutting measures, and track its cost savings pending future adjustments to rates.  The amount of the cost savings affected by the order is not material.  SCE's current actions, including the suspension of debt and purchased-power payments, are intended to allow it to continue to operate while efforts to reach a regulatory solution, involving both state and federal authorities, are underway.  Additional actions by
SCE may be necessary if the energy and liquidity crisis is not resolved in the near future.  See further discussion in Status of Transition and Power-Procurement Cost Recovery.

For additional discussion on the impact of California's energy crisis on SCE's liquidity, see Cash Flows from
Financing Activities.  For a discussion on an agreement to resolve SCE's crisis, see Memorandum of Understanding with the CDWR.

SCE's future liquidity depends, in large part, on whether the MOU is implemented, or other action by the
California Legislature and the CPUC is taken in a manner sufficient to resolve the energy crisis and the cash flow deficit created by the current rate structure and the excessively high price of energy.  Without a change in circumstances, such as that contemplated by the MOU, resolution of SCE's liquidity crisis and its ability to continue to operate outside of bankruptcy is uncertain.  SCE's independent accountant's opinion on the accompanying financial statements includes an explanatory paragraph which states that the issues from the
California energy crisis raise substantial doubt about SCE's ability to continue as a going concern.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $1.2 billion and $1.4 billion, respectively, for the three and twelve months ended March 31, 2001, compared with $581 million and $1.7 billion for the same periods in 2000.
The quarterly increase in cash flows provided by operating activities was primarily due to SCE's conservation of cash.  The decrease in cash flows provided by operating activities for the twelve months ended March 31, 2001, was due to the extremely high prices SCE paid for energy and ancillary services procured through the PX and ISO since May 2000.  Cash flows provided by operations is expected to continue to increase in the first half of 2001 as SCE continues to defer payments on its obligations as a result of its liquidity crisis.

Beginning first quarter 2001, the cash flow coverage of dividends quarterly calculation is not being presented due to SCE's inability to pay dividends (discussed above in the Liquidity Crisis section).  For the twelve months ended March 31, 2001, the cash flow coverage of dividends was 4.8 times compared to 2.7 times for the same period in 2000.  The increase in 2001 reflects SCE's inability to pay dividends, as well as an increase in cash flows from operating activities which reflects SCE's conservation of cash.

SCE's estimates of cash available for operations in 2001 assume, among other things, satisfactory reimbursement of costs incurred during California's energy crisis, the receipt of adequate and timely rate relief, and the realization of its assumptions regarding cost increases, including the cost of capital.

Cash Flows from Financing Activities

At March 31, 2001, SCE had drawn on its entire credit lines of $1.65 billion.  These unsecured lines of credit have various expiration dates and, when available, can be drawn down at negotiated or bank index rates.  SCE is currently negotiating with bank lenders to extend the $200 million 364-day credit facility maturing on May 14,
2001.

Short-term debt is used to finance balancing account undercollections, fuel inventories and general cash requirements, including purchased-power payments.  Long-term debt is used mainly to finance capital expenditures.  External financings are influenced by market conditions and other factors.  Because of the $2.5 billion charge to earnings as of December 31, 2001.  SCE does not currently meet the interest coverage ratios that are required for SCE to issue additional first mortgage bonds or preferred stock.  In addition, because of its current liquidity and credit problems, SCE is unable to obtain financing of any kind.

As a result of investors' concerns regarding the California energy crisis and its impact on SCE's liquidity and overall financial condition, SCE has repurchased $550 million of pollution-control bonds that could not be remarketed in accordance with their terms.  These bonds may be remarketed in the future if SCE's credit status improves sufficiently.  In addition, SCE has been unable to sell its commercial paper and other short-term financial instruments.

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

In December 1997, $2.5 billion of rate reduction notes were issued on behalf of SCE by SCE Funding LLC, a special purpose entity.  These notes were issued to finance the 10% rate reduction mandated by state law.  The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property.  Transition property is a current property right created by the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from nonbypassable rates charged to residential and small commercial customers.  The rate reduction notes are being repaid over 10 years through these nonbypassable residential and small commercial customer rates, which constitute the transition property purchased by SCE Funding LLC.  The remaining series of outstanding rate reduction notes have scheduled maturities beginning in 2002 and ending in 2007, with interest rates ranging from
6.22% to 6.42%.  The notes are secured by the transition property and are not secured by, or payable from, assets of SCE or Edison International.  SCE used the proceeds from the sale of the transition property to retire debt and equity securities.  Although, as required by accounting principles generally accepted in the United States,
SCE Funding LLC is consolidated with SCE and the rate reduction notes are shown as long-term debt in the consolidated financial statements, SCE Funding LLC is legally separate from SCE.  The assets of SCE Funding LLC are not available to creditors of SCE or Edison International and the transition property is legally not an asset of SCE or Edison International.  Due to its credit rating downgrade in late 2000, in January 2001, SCE began remitting its customer collections related to the rate-reduction notes on a daily basis.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.  Decommissioning costs are recovered in utility rates.  These costs are expected to be funded from independent decommissioning trusts that receive SCE contributions of approximately $25 million per year.  In 1995, the CPUC determined the restrictions related to the investments of these trusts.  They are: not more than 50% of the fair market value of the qualified trusts may be invested in equity securities; not more than 20% of the fair market value of the trusts may be invested in international equity securities; up to 100% of the fair market values of the trusts may be invested in investment grade fixed-income securities including, but not limited to, government, agency, municipal, corporate, mortgage-backed, asset-backed, non-dollar, and cash equivalent securities; and derivatives of all descriptions are prohibited.  Contributions to the decommissioning trusts are reviewed every three years by the CPUC.  The contributions are determined from an analysis of estimated decommissioning costs, the current value of trust assets and long-term forecasts of cost escalation and after-tax return on trust investments.  Favorable or unfavorable investment performance in a period will not change the amount of contributions for that period.  However, trust performance for the three years leading up to a CPUC review proceeding will provide input into future contributions.

Projected Capital Requirements

SCE's projected construction expenditures for 2001 are $602 million.  This projection reflects SCE's cost-cutting measures discussed above in the Liquidity Crisis section.

Long-term debt maturities and sinking fund requirements for the five twelve month periods following March 31,
2001, are:  2002 - $646 million; 2003 - $746 million; 2004 - $1.4 billion; 2005 - $371 million; and 2006 -
$446 million.  These projections assume no acceleration of payments arising from default.  See further discussion in Liquidity Crisis.

Preferred stock redemption requirements for the five twelve month periods following March 31, 2001, are: 2002-
zero; 2003 - $109 million; 2004 - $9 million; 2005 - $9 million; and 2006 - $9 million.

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

SCE does not believe that its short-term debt is subject to interest rate risk.  However, SCE does believe that the fair market value of its fixed-rate long-term debt is subject to interest rate risk.

Since April 1998, the price SCE paid to acquire power on behalf of customers was allowed to float, in accordance with the 1996 electric utility restructuring law.  Until May 2000, retail rates were sufficient to cover the cost of power and other SCE costs.  However, since May 2000, market power prices have skyrocketed, creating a substantial gap between costs and retail rates.  In response to the dramatically higher prices, the ISO and the
FERC have placed certain caps on the price of power, but these caps are set at high levels and are not entirely effective (see further discussion in Wholesale Electricity Markets).  For example, SCE paid an average of $248 per megawatt in December 2000, versus an average of $32 per megawatt in December 1999.

SCE attempted to hedge a portion of its exposure to increases in power prices.  However, the CPUC has approved a very limited amount of hedging.  In November 2000, SCE began purchases of energy through bilateral forward contracts.  At March 31, 2001, the nominal value of SCE's bilateral forward contracts was $435 million.

In accordance with a new accounting standard for derivatives, on January 1, 2001, SCE recorded its block forward contracts at fair value on the balance sheet.  Because SCE has temporarily suspended payments for purchased power since January 16, 2001, the PX sought to liquidate SCE's remaining block forward contracts.  Before the PX could do so, on February 2, 2001, the state seized the contracts, which at that time had an unrealized gain of approximately $500 million.  If other elements of the MOU are implemented, SCE will relinquish all claims against the state for seizing these contracts.  If the MOU is not implemented, SCE believes that it should be compensated for the reasonable value of these contracts under law, and would pursue the matter.  SCE's March 31, 2001, balance sheet no longer includes these contracts.

Due to its speculative grade credit ratings, SCE has been unable to purchase additional bilateral forward contracts, and some of the existing contracts were terminated by the counterparties.

In January 2001, the CDWR began purchasing power for delivery to utility customers.  On March 27, 2001, the CPUC issued a decision directing SCE, among other things, to immediately pay amounts owed to the CDWR for certain past purchases of power for SCE's customers.  See additional discussion of regulatory proceedings related to CDWR activities in the Generation and Power Procurement section of Regulatory Environment.

Regulatory Environment

SCE operates in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory and certain obligations of the regulatory authorities to provide just and reasonable rates.  In 1996, state lawmakers and the CPUC initiated the electric industry restructuring process.  SCE was directed by the CPUC to divest the bulk of its gas-fired generation portfolio.  Today, independent power companies own those generating plants.  Along with electric industry restructuring, a multi-year freeze on the rates that SCE could charge its customers was mandated and transition cost recovery mechanisms (as described in Status of Transition and Power-Procurement Cost Recovery)
allowing SCE to recover its stranded costs associated with generation-related assets were implemented.
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

Generation and Power Procurement

During the rate freeze, revenue from generation-related operations has been determined through the market and transition cost recovery mechanisms, which included the nuclear rate-making agreements.  The portion of revenue related to coal generation plant costs (Mohave Generating Station and Four Corners Generating Station) that was made uneconomic by electric industry restructuring has been recovered through the transition cost recovery mechanisms.  After April 1, 1998, coal generation operating costs have been recovered through the market.  The excess of power sales revenue from the coal generating plants over the plants' operating costs has been accumulated in a coal generation balancing account.  SCE's costs associated with its hydroelectric plants have been recovered through a performance-based mechanism.  The mechanism set the hydroelectric revenue requirement and established a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurred first.  The mechanism provided that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement is accumulated in a hydroelectric balancing account.  In accordance with a CPUC decision issued in
1997, the credit balances in the coal and hydroelectric balancing accounts were transferred to the TCBA at the end of 1998 and 1999.  However, due to the CPUC's March 27, 2001, rate stabilization decision, the credit balances in these balancing accounts have now been transferred to the TRA on a monthly basis, retroactive to
January 1, 1998.  In addition, the TRA balance, whether over- or undercollected, has now been transferred to the
TCBA on a monthly basis, retroactive to January 1, 1998.  Due to a December 2000 FERC order, SCE is no longer required to buy and sell power exclusively through the ISO and PX.  In mid-January 2001, the PX suspended SCE's trading privileges for failure to post collateral due to SCE's rating agency downgrades.  As a result, power from
SCE's coal and hydroelectric plants is no longer being sold through the market and these two balancing accounts have become inactive.  As a key element of the MOU, SCE would continue to own its generation assets, which would be subject to cost-based ratemaking, through 2010.  The MOU calls for the CPUC to adopt cost recovery mechanisms consistent with SCE obtaining and maintaining an investment grade credit rating.

SCE has been recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return on investment.  SCE's nuclear assets are earning an annual rate of return on investment of 7.35%.  In addition, the San Onofre incentive pricing plan authorizes a fixed rate of approximately 4(cent)per kWh generated for operating costs including incremental capital costs, nuclear fuel and nuclear fuel financing costs.  The San Onofre plan commenced in April 1996, and ends at the earlier of December 2001 or the date when the statutory rate freeze ends for the accelerated recovery portion,

and in December 2003 for the incentive-pricing portion.  The Palo Verde Nuclear Generating Station's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, are subject to balancing account treatment. The Palo Verde plan commenced in January 1997 and ends in December 2001.  The benefits of operation of the San Onofre units and the Palo Verde units are required to be shared equally with ratepayers beginning in 2004 and 2002, respectively.  Beginning
January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the TCBA mechanism.
These rate-making plans and the TCBA mechanism will continue for rate-making purposes at least through the end of the rate freeze period.  Under the MOU, both nuclear facilities would be subject to cost-based ratemaking upon completion of their respective rate-making plans and the sharing mechanisms that were to begin in 2004 and 2002 would be eliminated.  However, due to the various unresolved regulatory and legislative issues (as discussed in Status of Transition and Power-Procurement Cost Recovery), SCE is no longer able to conclude that the unamortized nuclear investment regulatory assets (as discussed in Accounting for
Generation-Related Assets and Power Procurement Costs) are probable of recovery through the rate-making process.
As a result, these balances were written off as a charge to earnings as of December 31, 2000 (see further discussion in Earnings).

In 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing mechanism.  If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment.  A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement.  SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers.  If the MOU is implemented, SCE's hydroelectric assets will be retained through 2010 under cost-based rates, or they may be sold to the state if a sale of SCE's transmission assets is not completed under certain circumstances.  In
June 2000, SCE credited the TCBA with the estimated excess of market value over book value of its hydroelectric generation assets and simultaneously recorded the same amount in the generation asset balancing account (GABA), pursuant to a CPUC decision.  This balance was to remain in GABA until final market valuation of the hydroelectric assets.  If there were a difference in the final market value, it would have been credited to or recovered from customers through the TCBA.  Due to the various unresolved regulatory and legislative issues (as discussed in Status of Transition and Power-Procurement Cost Recovery), the GABA transaction was reclassified back to the TCBA, and as discussed in the Earnings section, the TCBA balance (as recalculated based on a March
27, 2001, CPUC interim decision discussed in Rate Stabilization Proceeding) was written off as of December 31,
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

CDWR Power Purchases
--------------------

Pursuant to an emergency order signed by the Governor, the CDWR began making emergency power purchases for SCE's customers on January 18, 2001.  On February 1, 2001, AB 1X was enacted into law.  The new law authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE, and authorized the CDWR to issue revenue bonds to finance electricity purchases.  On May 10, 2001, the Governor signed a bill authorizing the CDWR to issue up to $13.4 billion in bonds.  The law will be effective in 90 days.  AB 1X directed the CPUC to determine the amount of a CPA as a residual amount of SCE's generation-related revenue, after deducting the cost of SCE-owned generation, QF contracts, existing bilateral contracts and ancillary services.  AB 1X also directed the CPUC to determine the amount of the CPA that is allocable to the power sold by the CDWR which will be payable to the CDWR when received by SCE.  On March 7,
2001, the CPUC issued an interim order in which it held that the CDWR's purchases are not subject to prudency review by the CPUC, and that the CPUC must approve and impose, either as a part of existing rates or as additional rates, rates sufficient to enable the CDWR to recover its revenue requirements.

On March 27, 2001, the CPUC issued an interim CDWR-related order requiring SCE to pay the CDWR a per-kWh price equal to the applicable generation-related retail rate per kWh for electricity (based on rates in effect on
January 5, 2001), for each kWh the CDWR sells to SCE's customers.  The CPUC determined that the generation-related retail rate should be equal to the total bundled electric rate (including the 1(cent)-per-kWh temporary surcharge adopted by the CPUC on January 4, 2001) less certain non-generation related rates or charges.  For the period January 19 through January 31, 2001, the CPUC ordered SCE to pay the CDWR at a rate of
6.277(cent)per kWh.  The CPUC determined that the company-wide generation-related rate component is 7.277(cent)per kWh
(which increased to 10.277(cent)per kWh for electricity delivered after March 27, 2001, due to the 3(cent)-surcharge discussed in Rate Stabilization Proceeding), for each kWh delivered to customers beginning February 1, 2001, until more specific rates are calculated.  The CPUC ordered SCE to pay the CDWR within 45 days after the CDWR supplies power to retail customers.  Using these rates, SCE has billed customers or accrued $251 million for energy sales made by the CDWR and ISO during the period January 19 through April 30, 2001, and has forwarded $147 million to the CDWR on behalf of these customers as of April 30, 2001.

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

SCE believes that the intent of AB 1X was for the CDWR to assume full responsibility for purchasing all power needed to serve the retail customers of electric utilities, in excess of the output of generating plants owned by the electric utilities and power delivered to the utilities under existing contracts.  However, the CDWR has stated that it is only purchasing power that it considers to be reasonably priced, leaving the ISO to purchase in the short-term market the additional power necessary to meet system requirements.  The ISO, in turn, takes the position that it will charge SCE for the costs of power it purchases in this manner, and has billed SCE a total of $580 million for January and February 2001 purchases.  If SCE is found responsible for purchases of power by the CDWR or ISO for sale to SCE's customers on or after January 18, 2001, SCE's purchased-power costs (and pre-tax loss) for first quarter 2001 could increase by as much as $800 million.  In its March 27, 2001, interim order, the CPUC stated that it can not assume that the CDWR will pay for the ISO purchases and that it does not have the authority to order the CDWR to do so.  Litigation among certain power generators, the ISO and the CDWR
(to which SCE is not a party), and proceedings before the FERC (to which SCE is a party), may result in rulings clarifying the CDWR's financial responsibility for purchases of power.  On April 6, 2001, the FERC issued an order confirming its February 14, 2001, order that the ISO must have a creditworthy buyer for any transactions.
SCE has not met the ISO's creditworthiness requirements since its credit ratings were downgraded in mid-January
2001.  As a result, SCE has protested and returned the bills it received from the ISO.  In any event, SCE takes the position that it is not responsible for purchases of power by the CDWR or the ISO on or after January 18,
2001, the day after the Governor signed the order authorizing the CDWR to begin purchasing power for utility customers.  SCE cannot predict the outcome of any of these proceedings or issues.  The recently executed MOU states that the CDWR will assume the entire responsibility for procuring the electricity needs of retail customers within SCE's service territory through December 31, 2002, to the extent those needs are not met by generation sources owned by or under contract to SCE (SCE's net short position).  Under the MOU, SCE will resume buying power for its net short position after 2002.  The MOU calls for the CPUC to adopt cost recovery mechanisms to make it financially practicable for SCE to reassume this responsibility.

Status of Transition and Power-Procurement Cost Recovery
--------------------------------------------------------

SCE's transition costs include power purchases from QF contracts (which are the direct result of prior legislative and regulatory mandates), recovery of certain generating assets and other costs incurred to provide service to customers.  Other costs include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs and accelerated recovery of investment in San Onofre Units 2 and 3 and the Palo Verde units.  Transition costs related to power-purchase QF contracts are being recovered through the terms of each contract.  Most of the remaining transition costs may be recovered through the end of the transition period (not later than March 31, 2002).  Although the MOU provides for, among other things, SCE to be entitled to sufficient revenue to cover its costs from January 2001 associated with retained generation and existing power contracts, the implementation of the MOU requires the CPUC to modify various decisions (discussed in Rate Stabilization Proceeding).  Until the various regulatory and legislative actions necessary to implement the MOU, or other actions that make such recovery probable are taken, SCE is unable to conclude that the regulatory assets and liabilities related to purchased-power settlements, the unamortized loss on SCE's generating plant sales in 1998, and various other regulatory assets and liabilities related to certain generating assets are probable of recovery through the rate-making process.  As a result, these balances were written off as a charge to earnings as of December 31, 2000 (see further discussion in Earnings).

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

Upon recalculating the TCBA balance based on the new decision, SCE received positive residual CTC revenue (TRA overcollections) of $4.7 billion to recover its transition costs from the beginning of the rate freeze (January
1, 1998) through April 2000.  As a result of sustained higher market prices, May 2000 was the first month in which SCE's costs exceeded revenue.  Since then, SCE's costs to provide power have continued to exceed revenue from frozen rates and as a result, the cumulative positive residual CTC revenue flowing into the TCBA mechanism has been reduced from $4.7 billion to $1.4 billion as of March 31, 2001.  The cumulative TCBA undercollection (as recalculated) was $2.9 billion as of December 31, 2000, and $3.9 billion as of March 31, 2001.  A summary of the components of this cumulative undercollection as of March 31, 2001, is as follows:

     In millions
-----------------------------------------------------------------------------------------------------

     Transition costs recorded in the TCBA:
         QF and interutility costs                                                     $  4,556
         Amortization of nuclear-related regulatory assets                                3,090
         Depreciation of plant assets                                                       613
         Other transition costs                                                             732
-----------------------------------------------------------------------------------------------------

         Total costs                                                                      8,991
     Revenue available to recover transition costs                                       (5,117)
-----------------------------------------------------------------------------------------------------

         TCBA undercollections                                                         $  3,874
-----------------------------------------------------------------------------------------------------

Unless the regulatory and legislative actions required to implement the MOU, or other actions that make such recovery probable are taken, SCE is unable to conclude that the recalculated TCBA net undercollection is probable of recovery through the rate-making process.  As a result, the $2.9 billion TCBA net undercollection was written off as a charge to earnings as of December 31, 2000 (see further discussion in Earnings), and an additional $996 million in TCBA undercollections was charged to earnings as of March 31, 2001.  In its interim rate stabilization decision of March 27, 2001, the CPUC denied a December motion by SCE to end the rate freeze, and stated that it will not end until recovery of all specified transition costs (including TCBA undercollections as recalculated)
or March 31, 2002.  For more details on the matters discussed above, see Rate Stabilization Proceeding.

Litigation
----------

In November 2000, SCE filed a lawsuit against the CPUC in federal court in California, seeking a ruling that SCE is entitled to full recovery of its past electricity procurement costs in accordance with the tariffs filed with the FERC.  The effect of such a ruling would be to overturn the prior decisions of the CPUC restricting recovery of TRA undercollections.  In January 2001, the court denied the CPUC's motion to dismiss the action and also denied SCE's motion for summary judgment without prejudice.  In February 2001, the court denied SCE's motion for a preliminary injunction ordering the CPUC to institute rates sufficient to enable SCE to recover its past procurement costs, subject to refund.  The court granted, in part, SCE's additional motion to specify certain material facts without substantial controversy, but denied the remainder of the motion and declined to declare at that time that SCE is entitled to recover the amount of its undercollected procurement costs.  In March 2001, the court directed the parties to be prepared for trial on July 31, 2001.  Per mutual agreement of the parties, a stay has been issued while SCE is attempting to further the MOU implementation process with the CPUC.  As discussed in the Memorandum of Understanding with the CDWR, if the other elements of the MOU are implemented, SCE will enter into a settlement of or dismiss its lawsuit against the CPUC seeking recovery of past undercollected costs.  The settlement or dismissal will include related claims against California or any of its agencies, or against the federal government.  SCE cannot predict whether or when a favorable final judgment or other resolution would be obtained in this legal action, if it were to proceed to trial.

In October 2000, a class action securities lawsuit was filed in federal district court in Los Angeles against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit alleges that SCE and Edison
International are engaging in fraud by over-reporting and improperly accounting for the TRA undercollections.
The second amended complaint is supposedly filed on behalf of a class of persons who purchased Edison
International common stock beginning June 1, 2000, and continuing until such time as TRA-related undercollections are recorded as a loss on SCE's income statement.  The response to the second amended complaint was due April 2,
2001.  As indicated below in the March 15, 2001, lawsuit discussion, the Court has agreed that the date for the response to the second amended complaint may be deferred.  SCE believes that its current and past accounting for the TRA undercollections and related items, as described above, is appropriate and in accordance with accounting principles generally accepted in the United States.

On March 15, 2001, a purported class action lawsuit was filed in federal district court in Los Angeles against
Edison International and SCE and certain of their officers.  The complaint alleges that the defendants engaged in securities fraud by misrepresenting and/or failing to disclose material facts concerning the financial condition of Edison International and SCE, including that the defendants allegedly over-reported income and improperly accounted for the TRA undercollections.  The complaint is supposedly filed on behalf of a class of persons who purchased all publicly traded securities of Edison International between May 12, 2000, and December 22, 2000.  In accordance with an agreement with Edison International and SCE, the court has allowed the consolidation of this lawsuit with the October 20, 2000, lawsuit discussed above.  A consolidated complaint is expected to be filed by mid-May 2001.  Edison International and SCE must respond within 30 days of receipt of the consolidated complaint.

In addition to the two lawsuits filed against SCE and discussed above, as of May 11, 2001, 25 lawsuits have been filed against SCE by QFs.  The lawsuits have been filed by various parties, including geothermal or wind energy suppliers or owners of cogeneration projects.  The lawsuits are seeking payments of at least $833 million for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages as well.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell the power to other purchasers.  On April 5, 2001, SCE submitted a petition requesting the coordination before a single judge of those QF lawsuits then pending in California state court.  A state court coordination judge has been assigned and SCE's motion to coordinate is pending.  SCE is also taking steps to coordinate the QF cases on file in federal court.  SCE cannot predict the outcome of any of these matters.

Rate Stabilization Proceeding
-----------------------------

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of transition cost recovery.  In
December 2000, SCE filed an amended rate stabilization plan application, stating that the CPUC must recognize that the statutory rate freeze is now over in accordance with California law, and requesting the CPUC to approve an immediate 30% increase to be effective, subject to refund, January 4, 2001.  SCE's plan included a trigger mechanism allowing for rate increases of 5% every six months if SCE's TRA undercollection balance exceeds $1 billion.  Hearings were held in late December 2000.

On January 4, 2001, the CPUC issued an interim decision that authorized SCE to establish an interim surcharge of
1(cent)per kWh for 90 days, subject to refund (see additional discussion below).  The revenue from the surcharge is being tracked through a balancing account and applied to ongoing power procurement costs.  The surcharge resulted in rate increases, on average, of approximately 7% to 25%, depending on the class of customer.  As noted in the decision, the 90-day period allowed independent auditors engaged by the CPUC to perform a comprehensive review of
SCE's financial position, as well as that of Edison International and other affiliates.

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

In its interim rate stabilization order adopted on March 27, 2001, the CPUC granted SCE a rate increase in the form of a 3(cent)-per-kWh surcharge applied only to electric power procurement costs, effective immediately, and affirmed that the 1(cent)interim surcharge granted on January 4, 2001, is now permanent.  Although the 3(cent)-increase was authorized immediately, the surcharge will not be collected in rates until the CPUC establishes an appropriate rate design, which is not expected to occur until early June 2001.  The CPUC also ordered that the
3(cent)-surcharge be added to the rate paid to the CDWR pursuant to the interim CDWR-related decision (see CDWR Power
Purchases).

Also, in the interim order, the CPUC granted a petition previously filed by The Utility Reform Network and directed that the balance in SCE's TRA, whether over- or undercollected, be transferred on a monthly basis to the
TCBA, retroactive to January 1, 1998.  Previous rules called only for TRA overcollections (residual CTC revenue)
to be transferred to the TCBA.  The CPUC also ordered SCE to transfer the coal and hydroelectric balancing account overcollections to the TRA on a monthly basis before any transfer of residual CTC revenue to the TCBA, retroactive to January 1, 1998.  Previous rules called for overcollections in these two balancing accounts to be transferred directly to the TCBA on an annual basis (see further discussion of the recalculation of the TCBA in
Status of Transition and Power-Procurement Cost Recovery).  SCE believes this interim order attempts to retroactively transform power purchase costs in the TRA into transition costs in the TCBA.  However, the CPUC characterized the accounting changes as merely reducing the prior residual CTC revenue recorded in the TCBA, thus only affecting the amount of transition cost recovery achieved to date.  Based upon the transfer of balances into the TCBA, the CPUC denied SCE's December 2000 filing to have the current rate freeze end, and stated that it will not end until recovery of all specified transition costs or March 31, 2002; and that balances in the TRA cannot be recovered after the end of the rate freeze.  The CPUC also said that it would monitor the balances remaining in the TCBA and consider how to address remaining balances in the ongoing proceeding.  If the CPUC does not modify this decision in a manner consistent with the MOU, SCE intends to challenge this decision through all appropriate means.

Although the CPUC has authorized a substantial rate increase in its March 27, 2001, order, it has allocated the revenue from the increase entirely to future purchased-power costs without addressing SCE's past undercollections for the costs of purchased power.  The CPUC's decisions do not assure that SCE will be able to meet its ongoing obligations or repay past due obligations.  By ordering immediate payments to the CDWR and QFs, the CPUC aggravated SCE's cash flow and liquidity problems.  Additionally, the CPUC expressed the view that AB 1X continues the utilities' obligations to serve their customers, and stated that it cannot assume that the CDWR will purchase all the electricity needed above what the utilities either generate or have under contract (the net short position) and cannot order the CDWR to do so.  This could result in additional purchased power costs with no allowed means of recovery (see CDWR Power Purchases).  To implement the MOU, it will be necessary for the CPUC to modify or rescind these decisions.  SCE cannot provide any assurance that the CPUC will do so.

Accounting for Generation-Related Assets and Power Procurement Costs
--------------------------------------------------------------------

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
Unless those actions or other actions that make such recovery probable are taken, which would include modifying or reversing recent CPUC decisions that impair recovery of SCE's power procurement and transition costs, SCE is unable to conclude that its $2.9 billion TCBA undercollection (as redefined in the March 27 decisions) and $1.3 billion (book value) of its generation-related regulatory assets and liabilities to be amortized into the TCBA, are probable of recovery through the rate-making process.  As a result, accounting principles generally accepted in the United States require that the balances in the accounts be written off as a charge to earnings as of
December 31, 2000 (see Earnings).

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

Memorandum of Understanding with the CDWR
-----------------------------------------

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

o    SCE will sell its transmission assets to the CDWR, or another authorized state agency, at a price equal to
     2.3 times their aggregate book value, or approximately $2.76 billion.  If a sale of the transmission assets is not completed under certain circumstances, SCE's hydroelectric assets and other rights may be sold to the state in their place.  SCE will use the proceeds of the sale in excess of book value to reduce its undercollected costs and retire outstanding debt incurred in financing those costs.  SCE will agree to operate and maintain the transmission assets for at least three years, for a fee to be negotiated.

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

o    Edison International and SCE will commit to make capital investments in the utility of at least $3 billion through 2006, or a lesser amount approved by the CPUC.  The equity component of the investments will be funded from SCE's retained earnings or, if necessary, from equity investments by Edison International.

o    Edison Mission Energy (an affiliate of Edison International) will execute a contract with the CDWR or another state agency for the provision of power to the state at cost-based rates for 10 years from a power project currently under development.  Edison Mission Energy will use all commercially reasonable efforts to place the first phase of the project into service before the end of summer 2001.

o    SCE will grant perpetual conservation easements over approximately 21,000 acres of lands associated with
     SCE's Big Creek and Eastern Sierra hydroelectric facilities.  The easements initially will be held by a trust for the benefit of the state, but ultimately may be assigned to nonprofit entities or certain governmental agencies.  SCE will be permitted to continue utility uses of the subject lands.

o    After the other elements of the MOU are implemented, SCE will enter into a settlement of or dismiss its federal district court lawsuit against the CPUC seeking recovery of past undercollected costs.  The settlement or dismissal will include related claims against the state or any of its agencies, or against the federal government.

The sale of SCE's transmission system and other elements of the MOU must be approved by the FERC.  SCE and the
CDWR committed in the MOU to proceed in good faith to sponsor and support the required legislation and to negotiate in good faith the necessary definitive agreements.  The MOU may be terminated by either SCE or the CDWR if required legislation is not adopted and definitive agreements executed by August 15, 2001, or if the CPUC does not adopt required implementing decisions within 60 days after the MOU was signed, or if certain other adverse changes occur.  SCE cannot provide assurance that all the required legislation will be enacted, regulatory actions taken, and definitive agreements executed before the applicable deadlines.  The CPUC has stated it will expeditiously review those provisions of the MOU that require resolution.  SCE and the Governor have been working diligently to have the MOU supported by the legislature.  However, no formal action has been taken by either the
CPUC or the legislature.

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

In December 2000, the ISO announced that generators of electricity were refusing to sell into the California market due to concerns about the financial stability of SCE and Pacific Gas and Electric Company.  In response to this announcement, the United States Secretary of Energy issued an order requiring power companies to make arrangements to generate and deliver electricity as requested by the ISO after the ISO certifies that it has been unable to acquire adequate supplies of electricity in the market.  After being renewed multiple times, the order expired on February 6, 2001.  However, on February 7, 2001, a federal court judge issued a temporary restraining order requiring power suppliers to sell to the California grid.  On March 21, 2001, a federal court judge ordered one of the power suppliers to continue to sell power to the California grid.  Three other power suppliers have signed an agreement with the judge voluntarily agreeing to continue to sell power to the grid while awaiting a review of the issue by the FERC.  On April 6, 2001, the United States Court of Appeals issued a stay order, suspending the lower court's March 21 order until a final appeals ruling can be issued.

In December 2000, SCE filed an emergency petition in the federal Court of Appeals challenging the FERC order and seeking a writ of mandamus requiring the FERC to immediately establish cost-based wholesale rates.  On January 5,
2001, the court denied SCE's petition.  The effect of the denial is to leave in place the FERC's market controls that have allowed wholesale prices to climb to current levels.  SCE's petition for rehearing remains pending.
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

On April 25, 2001, the FERC issued an order providing for cost-based energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  The new approach replaces the $150/MWh breakpoint discussed above.  The order is in effect for one year.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 12 to the Consolidated Financial Statements, SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  SCE's recorded estimated minimum liability to remediate its 44 identified sites is $116 million.  SCE believes that, due to uncertainties inherent in the estimation process, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $272 million.  In 1998, SCE sold all of its gas-fueled power plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $46 million of its recorded liability, through an incentive mechanism, which is discussed in Note 12.  SCE has recorded a regulatory asset of $74 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information.  As a result, no reasonable estimate of cleanup costs can be made for these sites.  SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $10 million to $20 million.  Recorded costs for the twelve months ended March 31, 2001, were $17 million.

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

San Onofre Nuclear Generating Station

On February 3, 2001, SCE's San Onofre Unit 3 experienced a fire due to an electrical fault in the non-nuclear portion of the plant.  The turbine rotors, bearings and other components of the turbine generator system were damaged extensively.  SCE expects that Unit 3 will return to service at the end of June 2001.  SCE anticipates that its lost revenue under the currently effective San Onofre rate-recovery plan (discussed in the Generation and Power Procurement section of Regulatory Environment) will be approximately $110 million.

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

New Accounting Standard

On January 1, 2001, SCE adopted a new accounting standard for derivative instruments and hedging activities.  The new standard requires all derivatives to be recognized on the balance sheet at fair value.  Prior to adoption, hedges were not recorded on the balance sheet.  Gains or losses from changes in the fair value of a recognized asset or liability or a firm commitment are reflected in earnings for the ineffective portion of the hedge.  For a hedge of the cash flows of a forecasted transaction, the effective portion of the gain or loss is initially recorded as a separate component of shareholder's equity under the caption "accumulated other comprehensive income," and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reflected in earnings immediately.  Under the new standard, SCE's derivatives qualify for hedge accounting or for the normal purchase and sales exemption from derivatives accounting rules.  On the implementation date, SCE recorded its interest rate swap agreement (terminated January
5, 2001) and its block forward power purchase contracts (seized by the state on February 2, 2001) at fair value on its balance sheet.  As of March 31, 2001, SCE did not have any derivatives as defined by the new accounting standard.  SCE does not anticipate any earnings impact from any future derivatives, since it expects that any market price changes will be recovered in rates.

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

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                                       San Onofre Personal Injury Litigation

As previously reported in Part 1, Item 3 of SCE's Annual Report on Form 10-K for the fiscal year ended
December 31, 2000 (2000 Form 10-K), SCE is actively involved in three lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.  In addition, a fourth lawsuit claiming personal injuries from exposure to radiation at San Onofre has recently been filed and served on SCE.

On November 17, 1995, an SCE employee and his wife sued SCE in the U.S. District Court for the Southern District
of California.  Plaintiffs also named Combustion Engineering.  The trial in this case resulted in a jury verdict for both defendants.  The plaintiffs' motion for a new trial was denied.  Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeal.  Briefing on the appeal was completed in January 1999, oral argument took place on February 10, 2000, and the matter was taken under submission.  On July 20, 2000, the
Ninth Circuit Court of Appeals issued an opinion reversing the District Court judgment and ordering a retrial as to both defendants.  On August 10, 2000, SCE filed a petition for rehearing with the Ninth Circuit Court of
Appeals.  On January 2, 2001, the Court granted SCE's rehearing petition as to certain issues and ordered further briefing on those rehearing issues within 30 days.  This further briefing was filed on February 1, 2001.  On
February 20, 2001, the Court issued an order setting oral argument on the rehearing issues which took place on
April 26, 2001.  The matter is now under submission and a decision on the rehearing is not expected for at least several weeks.

On May 9, 2001, SCE was served with a complaint filed on March 1, 2001, by a former contract worker at San Onofre and his wife in the U.S. District Court for the Southern District of California.  In addition to SCE, Plaintiffs also named as defendants Combustion Engineering and Bechtel Construction Company, the employer of the former San
Onofre worker.  This is the fourth lawsuit claiming personal injuries from exposure to radiation at San Onofre that SCE is actively involved in.

                                              Shareholder Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, these purported class actions both involve securities fraud claims arising from alleged improper accounting by Edison International and SCE of undercollections in SCE's TRA.

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

The Court has granted a motion to consolidate this action with the Stubblefield Action, and has ordered plaintiffs to file a consolidated complaint by mid-May 2001.  The Court has taken under consideration a motion to have the named plaintiffs in both cases be appointed "lead plaintiffs" in the consolidated matter.  The Court has agreed that defendants need not respond to the separate Stubblefield and King Action complaints and, instead, must respond to the consolidated complaint within thirty days of the time that it is filed and served.

                                         Qualifying Facilities Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, SCE is involved in a number of legal actions brought by various QFs alleging SCE's failure to timely pay for power deliveries made beginning in November
2000.  The lawsuits, and the additional legal actions listed below, have been filed by various QF parties including gas-fired QFs, geothermal or wind energy QFs, and owners of cogeneration projects.  The lawsuits, in aggregate, are seeking payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages as well.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell the power to other purchasers.  SCE is seeking coordination of all of the QF-related lawsuits that have commenced in various California courts.

On April 5, 2001, SCE submitted to the Chairperson of the California Judicial Counsel a petition requesting the coordination before a single judge of those QF lawsuits then-pending in California state court.  A state court
Coordination Judge has been assigned, and SCE's Motion to Coordinate is pending.  In addition, SCE is taking steps to coordinate those QF cases on file in federal court.

Writs of attachment have been granted in four cases (Beowawa Power, L.L.C., Heber Geothermal Company, IMC
Chemicals, Inc., and City of Long Beach) in the approximate amounts of $20,000,000, $28,000,000, $7,500,000, and
$9,000,000 respectively, contingent on the posting of bonds.  As of this date, SCE has not been notified that the bonds have been posted.

In addition to the cases previously referenced in SCE's 2000 Form 10-K, the following legal proceedings, identified by principal party, filing date, and court jurisdiction, have been brought against SCE:

Principal Party                             Date Filed                       Court Jurisdiction
---------------                             ----------                       ------------------

Oak Creek Wind Power, Inc.                  April 16, 2001           Kern County Superior Court, Central
                                                                     District

Willamette Industries, Inc.                 April 17, 2001           Ventura County Superior Court

Berry Petroleum Company                     May 2, 2001              Los Angeles County Superior Court,
                                                                     Central District

Ace Cogeneration Company                    May 1, 2001              Los Angeles County Superior Court,
                                                                     Central District

Cabazon Power Partners LLC                  May 2, 2001              Los Angeles County Superior Court,
                                                                     Central District

Black Hills Ontario, LLC                    May 7, 2001              San Bernardino County Superior Court,
                                                                     Rancho Cucamonga District

U.S. Borax Inc. f/k/a United States         May 8, 2001              Kern County Superior Court
Borax and Chemical Corporation

Luz Solar Partners LTD.                     May 8, 2001              Sacramento County Superior Court

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

         10.1     Executive Retirement Plan Amendment 2001-1

         10.2     Restatement of Terms of 2000 basic long-term incentive awards under the Equity Compensation
                  Plan or the 2000 Equity Plan

         10.3     Terms of 2001 basic long-term incentive awards under the Equity Compensation Plan or the 2000
                  Equity Plan

         10.4     Terms of 2001 special long-term incentive awards under the Equity Compensation Plan or the 2000
                  Equity Plan

         10.5     Terms of 2001 retention incentives under the Equity Compensation Plan

         10.6     Terms of Executive Severance Plan as adopted effective January 1, 2001

         23.      Consent of Independent Public Accountants

(b)      Reports on Form 8-K:

         Date of Report                           Date Filed                    Item(s) Reported
         --------------                           ----------                    ----------------

         January 15, 2001                      January 16, 2001                       5
         January 18, 2001                      January 18, 2001                       5
         February 1, 2001                      February 5, 2001                       5
         February 12, 2001                     February 16, 2001                      5
         March 20, 2001                        March 22, 2001                         5

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

May 14, 2001