Form 10-Q
period 2001-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 2001-08-14
CIK 92103

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

       For the quarterly period ended                                June 30, 2001
                                      -------------------------------------------------------------------------

                                                        OR

/  /   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from __________________________________ to ___________________________________

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

                             Class                                         Outstanding at August 9, 2001
  -----------------------------------------------------------    ---------------------------------------------------
                  Common Stock, no par value                                        434,888,104

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                 Page
                                                                                                  No.
                                                                                                 -----
Part I.  Financial Information:

         Item 1.   Consolidated Financial Statements:

                   Report of Independent Public Accountants                                        1

                   Consolidated Statements of Income (Loss) - Three, Six and
                      Twelve Months Ended June 30, 2001, and 2000                                  2

                   Consolidated Statements of Comprehensive Income (Loss) -
                      Three, Six and Twelve Months Ended June 30, 2001, and 2000                   2

                   Consolidated Balance Sheets - June 30, 2001,
                      December 31, 2000, and June 30, 2000                                         3

                   Consolidated Statements of Cash Flows -
                      Three, Six and Twelve Months Ended
                      June 30, 2001, and 2000                                                      5

                   Consolidated Statements of Common Shareholder's
                      Equity - Three, Six and Twelve Months Ended
                      June 30, 2001, and 2000                                                      6

                   Notes to Consolidated Financial Statements                                      8

         Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                                       41

Part II. Other Information:

         Item 1.   Legal Proceedings                                                              64

         Item 4.   Submission of Matters to a Vote of Security Holders                            66

         Item 6.   Exhibits and Reports on Form 8-K                                               67

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Report of Independent Public Accountants

To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a
California corporation) and its subsidiaries as of June 30, 2001, December 31, 2000, and June 30, 2000, and the
related consolidated statements of income (loss), comprehensive income (loss), cash flows and changes in common shareholder's equity for each of the three-, six- and twelve-month periods ended June 30, 2001, and 2000.  These financial statements are the responsibility of SCE's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of June 30, 2001, December 31, 2000, and June 30, 2000, and the
results of their operations and their cash flows for each of the three-, six- and twelve-month periods ended
June 30, 2001, and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that SCE will continue as a going concern.  As discussed in Notes 2 and 3 to the consolidated financial statements, the current energy crisis in California has resulted in SCE incurring a loss from operations for the six and twelve months ended June 30, 2001, due to the uncertainty associated with its ability to collect certain costs through the regulatory process and has resulted in legal, regulatory and legislative uncertainties which have adversely impacted SCE's liquidity.  These issues raise substantial doubt about SCE's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Notes 2 and 3.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should SCE be unable to continue as a going concern.

ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
August 8, 2001

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
In millions

                                                       3 Months Ended           6 Months Ended         12 Months Ended
                                                          June 30,                 June 30,                June 30,
 --------------------------------------------------------------------------------------------------------------------------
                                                      2001         2000        2001         2000        2001        2000
 --------------------------------------------------------------------------------------------------------------------------
Operating revenue                                    $1,592       $1,853      $3,104       $3,683      $7,292      $7,820
--------------------------------------------------------------------------------------------------------------------------

Fuel                                                     51           22          98           81         213         201
Purchased power                                         807          687       2,531        1,187       6,029       3,120
Provisions for regulatory adjustment clauses - net      (90)         (97)       (119)           6       2,176        (397)
Other operation and maintenance                         431          456         860          866       1,768       1,749
Depreciation, decommissioning and amortization          166          371         318          747       1,044       1,531
Property and other taxes                                 29           29          58           68         115         122
Net gain on sale of utility plant                        (6)          --          (9)          (6)        (27)         (7)
--------------------------------------------------------------------------------------------------------------------------

Total operating expenses                              1,388        1,468       3,737        2,949      11,318       6,319
--------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                 204          385        (633)         734      (4,026)      1,501
Interest and dividend income                             25           24          51           44         179          82
Other nonoperating income                                14           53          22           73          67         151
Interest expense - net of amounts capitalized          (153)        (128)       (360)        (256)       (676)       (498)
Other nonoperating deductions                           (23)         (36)        (16)         (58)        (66)       (122)
--------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes                               67          298        (936)         537      (4,522)      1,114
Income taxes                                             33          137        (377)         257      (1,655)        520
--------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                        34          161        (559)         280      (2,867)        594
Dividends on preferred stock                              6            5          11           10          22          24
--------------------------------------------------------------------------------------------------------------------------

Net Income (loss) available for common  stock       $    28      $   156     $  (570)     $   270    $ (2,889)    $   570
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
In millions

                                                  3 Months Ended            6 Months Ended           12 Months Ended
                                                     June 30,                  June 30,                 June 30,
 -------------------------------------------------------------------------------------------------------------------------
                                                 2001          2000           2001         2000       2001         2000
 -------------------------------------------------------------------------------------------------------------------------

Net income (loss)                               $  34        $ 161         $ (559)       $ 280   $ (2,867)       $ 594
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities - net       --            2             --            5         (2)          40
  Cumulative effect of change in
    accounting for derivatives                     --           --            397           --        397           --
  Unrealized loss on cash flow hedges               1           --           (422)          --       (422)          --
  Reclassification adjustment for gains
    included in net income (loss)                  --          (25)            --          (25)        --          (38)
-------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                     $  35        $ 138         $ (584)       $ 260   $ (2,894)       $ 596
-------------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In millions

                                                                    June 30,           December 31,         June 30,
                                                                      2001                 2000               2000
-------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and equivalents                                              $  2,043           $    583          $    106
Receivables, less allowances of $26, $23 and $22
   for uncollectible accounts at respective dates                      956                919               641
Accrued unbilled revenue                                               477                377               490
Fuel inventory                                                          12                 12                35
Materials and supplies, at average cost                                137                132               130
Accumulated deferred income taxes - net                                579                545               525
Prepayments and other current assets                                   112                124                51
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                 4,316              2,692             1,978
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision for
   depreciation of $13, $11 and $8 at respective dates                 125                102               105
Nuclear decommissioning trusts                                       2,406              2,505             2,546
Other investments                                                      105                 90               188
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                   2,636              2,697             2,839
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost:
   Transmission and distribution                                    13,332             13,129            12,697
   Generation                                                        1,722              1,745             1,743
Accumulated provision for depreciation and decommissioning          (7,914)            (7,834)           (7,702)
Construction work in progress                                          623                636               684
Nuclear fuel, at amortized cost                                        141                143               111
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                  7,904              7,819             7,533
-------------------------------------------------------------------------------------------------------------------

Regulatory assets - net                                              2,741              2,390             5,522
Other deferred charges                                                 505                368               373
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                               3,246              2,758             5,895
-------------------------------------------------------------------------------------------------------------------

Total assets                                                      $ 18,102           $ 15,966          $ 18,245
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In millions, except share amounts

                                                                 June 30,          December 31,         June 30,
                                                                   2001                2000               2000
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt                                               $  2,121           $  1,451            $    855
Long-term debt classified as due within one year                 2,797                646                 648
Preferred stock to be redeemed within one year                     105                 --                  --
Accounts payable                                                 3,199              1,055                 558
Accrued taxes                                                      270                536                 608
Regulatory liabilities - net                                       197                195                 495
Other current liabilities                                        1,746              1,502               1,652
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                       10,435              5,385               4,816
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                   3,231              5,631               4,850
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                          2,062              2,009               3,150
Accumulated deferred investment tax credits                        157                164                 184
Customer advances and other deferred credits                       825                755                 788
Power-purchase contracts                                           411                467                 506
Accumulated provision for pensions and benefits                    416                296                 271
Other long-term liabilities                                         98                 94                 101
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                     3,969              3,785               5,000
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 1, 2, 3, 11 and 12)

Preferred stock:
   Not subject to mandatory redemption                             129                129                 129
   Subject to mandatory redemption                                 151                256                 256
-------------------------------------------------------------------------------------------------------------------

Total preferred stock                                              280                385                 385
-------------------------------------------------------------------------------------------------------------------

Common stock (434,888,104 shares
   outstanding at each date)                                     2,168              2,168               2,168
Additional paid-in capital                                         334                334                 334
Accumulated other comprehensive income (loss)                      (24)                --                   2
Retained earnings (deficit)                                     (2,291)            (1,722)                690
-------------------------------------------------------------------------------------------------------------------

Total common shareholder's equity                                  187                780               3,194
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                    $ 18,102           $ 15,966            $ 18,245
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

                                                         3 Months Ended          6 Months Ended        12 Months Ended
                                                            June 30,                June 30,               June 30,
 --------------------------------------------------------------------------------------------------------------------------
                                                         2001       2000          2001       2000        2001       2000
 --------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                     $    34       $ 161      $  (559)      $ 280    $ (2,867)     $ 594
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation, decommissioning and amortization         166         371          318         747       1,044      1,531
   Other amortization                                      19          25           36          50          83        102
   Deferred income taxes and investment tax credits       144         (69)        (159)       (108)       (979)         3
   Regulatory assets - long-term - net                   (114)       (452)        (236)       (543)      2,066     (1,433)
   Net gain on sale of marketable securities               --         (41)          --         (41)         --        (64)
   Other assets                                           (10)        (50)        (102)        (74)         17       (112)
   Other liabilities                                        9          38           76          32          32        (36)
   Changes in working capital:
      Receivables and accrued unbilled revenue           (149)       (140)        (132)       (117)       (298)       (68)
      Regulatory liabilities - short-term - net           (49)        276            7         396        (292)       750
      Fuel inventory, materials and supplies                1          (1)          (5)          7          17          3
      Prepayments and other current assets                (15)          5           13          61         (62)       (33)
      Accrued interest and taxes                         (184)         23         (212)        113        (277)      (117)
      Accounts payable and other current liabilities      333         231        2,320         156       2,752        507
--------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                 185         377        1,365         959       1,236      1,627
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                      --          --           --         247       1,512        383
Long-term debt repaid                                      --          (1)          --        (325)       (200)      (470)
Bonds repurchased and funds held in trust                  27          --         (130)         --        (569)        --
Rate reduction notes repaid                               (50)        (52)        (112)       (113)       (246)      (240)
Nuclear fuel financing - net                               (1)         (7)         (10)        (22)         21        (50)
Short-term debt financing - net                             1           6          670          59       1,266        448
Dividends paid                                             --        (100)          (1)       (200)       (196)      (597)
--------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities          (23)       (154)         417        (354)      1,588       (526)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                          (174)       (269)        (353)       (522)       (926)    (1,032)
Funding of nuclear decommissioning trusts                  21         (36)          20         (59)         10       (109)
Proceeds from sales of marketable securities               --          41           --          41          --         64
Sales of investments in other assets                        7          16           11          15          29         10
--------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                    (146)       (248)        (322)       (525)       (887)    (1,067)
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents            16         (25)       1,460          80       1,937         34
Cash and equivalents, beginning of period               2,027         131          583          26         106         72
--------------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                   $ 2,043       $ 106      $ 2,043       $ 106    $  2,043      $ 106
--------------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest - net of amounts capitalized                $    134      $   71     $    203       $ 145   $     361      $ 315
Taxes                                                      --         203           --         203         103        636

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
In millions
                                                                           Accumulated                    Total
                                                          Additional          Other       Retained       Common
                                              Common        Paid-in       Comprehensive   Earnings    Shareholder's
                                               Stock        Capital       Income (Loss)   (Deficit)      Equity
---------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                    $ 2,168          $ 335         $   24      $     626        $ 3,153
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                                 161            161
   Unrealized gain on securities                                                 3                             3
      Tax effect                                                                (1)                           (1)
   Reclassified adjustment for gain
      included in net income                                                   (41)                          (41)
      Tax effect                                                                17                            17
   Dividends declared on common stock                                                         (91)           (91)
   Dividends declared on preferred stock                                                       (5)            (5)
   Capital stock expense and other                               (1)                           (1)            (2)
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                     $ 2,168          $ 334        $     2      $     690        $ 3,194
---------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001                    $ 2,168          $ 334         $  (25)      $ (2,320)      $    157
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                                  34             34
   Unrealized loss on cash flow hedges                                           1                             1
   Dividends accrued on preferred stock                                                        (6)            (6)
   Capital stock expense and other                                                              1              1
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                     $ 2,168          $ 334         $  (24)      $ (2,291)      $    187
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                 $ 2,168          $ 335         $   22      $     608        $ 3,133
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                                 280            280
   Unrealized gain on securities                                                 8                             8
      Tax effect                                                                (3)                           (3)
   Reclassified adjustment for gains
      included in net income                                                   (41)                          (41)
      Tax effect                                                                16                            16
   Dividends declared on common stock                                                        (187)          (187)
   Dividends declared on preferred stock                                                      (10)           (10)
   Stock option appreciation                                                                   (1)            (1)
   Capital stock expense and other                               (1)                                          (1)
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                     $ 2,168          $ 334         $    2      $     690        $ 3,194
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                 $ 2,168          $ 334             --       $ (1,722)      $    780
---------------------------------------------------------------------------------------------------------------------

   Net income (loss)                                                                         (559)          (559)
   Cumulative effect of change in
      accounting for derivatives                                               397                           397
   Unrealized loss on cash flow hedges                                        (422)                         (422)
   Dividends declared on preferred stock                                                      (11)           (11)
   Capital stock expense and other                                               1              1              2
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                     $ 2,168          $ 334         $  (24)      $ (2,291)      $    187
---------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
In millions

                                                                           Accumulated                    Total
                                                          Additional          Other       Retained       Common
                                              Common        Paid-in       Comprehensive   Earnings    Shareholder's
                                               Stock        Capital       Income (Loss)   (Deficit)      Equity
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                     $ 2,168          $ 334          $  --       $    694       $ 3,196
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                                 594           594
   Unrealized gain on securities                                                64                           64
      Tax effect                                                               (24)                         (24)
   Reclassified adjustment for gain
      included in net income                                                   (64)                         (64)
      Tax effect                                                                26                           26
   Dividends declared on common stock                                                        (572)         (572)
   Dividends declared on preferred stock                                                      (24)          (24)
   Stock option appreciation                                                                   (2)           (2)
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                     $ 2,168          $ 334         $    2       $    690       $ 3,194
---------------------------------------------------------------------------------------------------------------------

   Net income (loss)                                                                       (2,867)       (2,867)
   Unrealized gain on securities                                                (3)                          (3)
      Tax effect                                                                 1                            1
   Cumulative effect of change in
       accounting for derivatives                                              397                          397
   Unrealized loss on cash flow hedges                                        (422)                        (422)
   Dividends declared on common stock                                                         (92)          (92)
   Dividends declared on preferred stock                                                      (22)          (22)
   Stock option appreciation                                                     1                            1
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                     $ 2,168          $ 334         $  (24)      $ (2,291)    $     187
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Operations

Southern California Edison Company (SCE) is a rate-regulated electric utility that supplies electric energy to a
50,000 square-mile area of central, coastal and Southern California.  SCE also produces electricity.  SCE operates in a highly regulated environment and has an exclusive franchise within its service territory.  SCE has an obligation to deliver electric service to its customers and regulatory authorities have an obligation to provide just and reasonable rates.  In 1996, state lawmakers and the California Public Utilities Commission
(CPUC) initiated the electric utility industry restructuring process.  SCE was directed by the CPUC to divest the bulk of its generation portfolio.  Today, independent power companies own the divested generating plants.  The electric utility industry restructuring plan also instituted a multi-year freeze on the rates that SCE could charge its customers and transition cost recovery mechanisms designed to allow SCE to recover its stranded costs associated with generation-related assets.  California's electric utility industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective
January 1, 1998.  These frozen rates (except for the surcharges effective first quarter 2001) are to remain in effect until the earlier of March 31, 2002, or the date when the CPUC-authorized costs for utility-owned generation assets and obligations are recovered.  However, between May 2000 and June 2001, the prices charged by generators and other sellers have escalated far beyond what SCE can currently charge its customers, causing a severe liquidity crisis for SCE.  Due to the liquidity crisis, the State of California has been making emergency power purchases for SCE's customers since January 18, 2001.  See Notes 2 and 3 for a further discussion.

Basis of Presentation

The consolidated financial statements include SCE and its subsidiaries.  Intercompany transactions have been eliminated.  Certain prior-period amounts were reclassified to conform to the June 30, 2001, financial statement presentation.

SCE's accounting policies conform with accounting principles generally accepted in the United States, including the accounting principles for rate-regulated enterprises, which reflect the rate-making policies of the CPUC and the Federal Energy Regulatory Commission (FERC).  Since 1997, as a result of industry restructuring legislation enacted by the State of California and related changes in the rate-recovery of generation-related assets, SCE has used accounting principles applicable to enterprises in general for its investment in generation facilities.

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

Regulatory Balancing Accounts

During the rate freeze period, the difference between certain generation-related revenue and generation-related costs is being accumulated in the transition cost balancing account (TCBA).  The gains resulting from the sale of
12 of SCE's generating plants during 1998 have been credited to the TCBA.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2000, SCE credited the TCBA for the estimated excess of the market value over book value of its hydroelectric generation assets and simultaneously recorded the same amount in the generation asset balancing account (GABA), in accordance with a CPUC decision.  This balance was to remain in GABA until final market valuation of the hydroelectric generation assets.  If there were a difference in the final market valuation, it would have been credited to or recovered from customers through the TCBA mechanism.  Due to the various unresolved regulatory and legislative issues (as discussed in Note 3), the GABA transaction was reclassified back into the TCBA as of December 31, 2000.

The coal and hydroelectric generation balancing accounts tracked the differences between market revenue from coal and hydroelectric generation and the plants' operating costs after April 1, 1998.  Overcollections were credited to the TCBA in 1998 and 1999, in accordance with a 1997 CPUC decision.  Due to a January 2001 interim CPUC decision, the balance at year-end 2000 was not credited to the TCBA, pending further testimony and evidence on the implications of crediting the overcollections to the transition revenue account (TRA) rather than the TCBA.
The TRA is a CPUC-authorized regulatory asset in which SCE recorded the difference between revenue received from customers through currently frozen rates and the costs of providing service to customers, including power procurement costs.

On March 27, 2001, the CPUC issued a decision stating, among other things, that the rate freeze had not ended, and the TCBA mechanism was to remain in place.  However, the decision required SCE to recalculate the TCBA retroactive to January 1, 1998, the beginning of the rate freeze period.  The new calculation required the coal and hydroelectric balancing accounting overcollections (which amounted to $1.5 billion as of December 31, 2000)
to be transferred monthly to the TRA, rather than annually to the TCBA.  In addition, it required the TRA to be transferred to the TCBA on a monthly basis.  Previous rules had called only for overcollections to be transferred to the TCBA monthly, while undercollections were to remain in the TRA until they were recovered from future overcollections or the end of the rate freeze, whichever came first.  Based on the new rules, the $4.5 billion
TRA undercollection as of December 31, 2000, and the coal and hydroelectric balancing account overcollections, were reclassified to the TCBA, and the TCBA balance as of December 31, 2000, was recalculated to be a
$2.9 billion undercollection.

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

There are many factors that affect SCE's ability to recover its regulatory assets.  SCE assessed the probability of recovery of its generation-related regulatory assets in light of the CPUC's March 27, 2001, decisions
(discussed in Note 3), including the retroactive transfer of balances from SCE's TRA to the TCBA and related changes.  These decisions and other regulatory and legislative actions did not meet SCE's prior expectation that the CPUC would provide adequate cost recovery mechanisms.  Until legislative and regulatory actions are taken,
SCE is unable to conclude that its generation-related regulatory assets are probable of recovery through the rate-making process.  Therefore, in accordance

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with accounting rules, SCE recorded a $2.5 billion after-tax charge to earnings as of December 31, 2000, to write off the TCBA and other regulatory assets (see below).

In addition to the TCBA, generation-related regulatory assets totaling $1.3 billion (including unamortized nuclear investment, flow-through taxes, unamortized loss on sale of plant, purchased-power settlements and other regulatory assets) were written off as of December 31, 2000.  Unless a rate-making mechanism is in place that would make recovery of SCE's TCBA-related regulatory assets probable, future net undercollections in the TCBA will be charged to earnings in the period incurred.  If and when regulatory and legislative actions are taken that make recovery probable, the regulatory assets would be restored to the balance sheet, with a corresponding increase to earnings.

Regulatory assets and liabilities included in the consolidated balance sheets are:

                                                                   June 30,        December 31,       June 30,
       In millions                                                   2001              2000             2000
---------------------------------------------------------------------------------------------------------------

       Generation-related:
       Unamortized nuclear investment - net                      $     --           $     --         $   978
       Flow-through taxes                                              --                 --             170
       Unamortized loss on sale of plant                               --                 --              91
       Purchased-power settlements                                     --                 --             474
       Regulatory balancing accounts and other                         --                 --             465
---------------------------------------------------------------------------------------------------------------

       Subtotal                                                        --                 --           2,178
---------------------------------------------------------------------------------------------------------------

       Rate reduction notes - transition cost deferral              1,265              1,090             887
---------------------------------------------------------------------------------------------------------------

       Transition revenue account                                      --                 --             644
---------------------------------------------------------------------------------------------------------------

       Other:
       Flow-through taxes                                           1,043                874           1,065
       Unamortized loss on reacquired debt                            262                273             283
       Environmental remediation                                       60                 52              55
       Regulatory balancing accounts and other                        (86)               (94)            (85)
---------------------------------------------------------------------------------------------------------------

       Subtotal                                                     1,279              1,105           1,318
---------------------------------------------------------------------------------------------------------------

       Total                                                      $ 2,544            $ 2,195         $ 5,027
---------------------------------------------------------------------------------------------------------------

The regulatory asset related to the rate reduction notes will be recovered over the terms of the rate reduction notes.  The other regulatory assets and liabilities are being recovered through other components of the unbundled rates.

The unamortized nuclear investment regulatory asset was created during the second quarter of 1998.  SCE reduced its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recorded a regulatory asset on its balance sheet for the same amount in accordance with asset impairment accounting standards.  For this impairment assessment, the fair value of the investment was calculated by discounting expected future net cash flows.  The reclassification had no effect on SCE's 1998 results of operations; however, on December 31, 2000, the balance was written off since SCE was unable to conclude that the asset was probable of recovery (see Note
3).

Nuclear

SCE had been recovering its investments in San Onofre Nuclear Generating Station Units 2 and 3 and Palo Verde
Nuclear Generating Station on an accelerated basis, as authorized by the CPUC.  The accelerated recovery was to continue through December 2001, earning a 7.35% fixed rate of return on investment.  San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incremental capital expenditures, are recovered through an incentive pricing plan that allows SCE to receive about
4(cent)per kilowatt-hour through 2003. Any differences between these costs and the incentive price will flow through to the shareholders.  Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are subject to balancing account treatment through December 31, 2001.  The San Onofre and Palo Verde rate recovery plans and the Palo Verde balancing account are part of the TCBA.

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

The benefits of operation of the San Onofre units and the Palo Verde units were required to be shared equally with ratepayers beginning in 2004 and 2002, respectively.  On May 4, 2001, SCE requested that the post-2003 and post-2001 benefit sharing provisions of the current San Onofre and Palo Verde ratemaking mechanisms be eliminated contingent upon implementation of the Memorandum of Understanding (MOU, discussed in Note 3).  On June 14, 2001, the CPUC granted SCE's request to eliminate the San Onofre post-2003 benefit sharing mechanism based on compliance with recently enacted state law and not contingent upon implementation of the MOU.  The CPUC has not yet ruled on SCE's similar request regarding Palo Verde.  Palo Verde's existing nuclear unit incentive procedure will continue through 2001 for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle.  On May 4, 2001, SCE requested that the CPUC extend the incentive procedure through
2002.  The CPUC has yet to rule on this request.

Cash Equivalents

Cash equivalents include time deposits and other investments with original maturities of three months or less.

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

AFUDC - equity was $2 million, $4 million and $9 million for the three, six and twelve months ended June 30,
2001, respectively, and $3 million, $7 million and $14 million for the three, six and twelve months ended
June 30, 2000, respectively.  AFUDC - debt was $2 million, $5 million and $9 million for the three, six and twelve months ended June 30, 2001, respectively, and $3 million, $6 million and $12 million for the three, six and twelve months ended June 30, 2000, respectively.

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation.  Depreciation expense stated as a percent of average original cost of depreciable utility plant was
3.7% for each of the three, six and twelve months ended June 30, 2001, and 3.3%, 3.5% and 3.7% for the three, six and twelve months ended June 30, 2000, respectively.

SCE's net investment in generation-related utility plant was approximately $1.0 billion at June 30, 2001, at
December 31, 2000, and at June 30, 2000.

Related Party Transactions

Certain Edison Mission Energy (a wholly owned subsidiary of Edison International) subsidiaries have ownership interests in partnerships that sell electricity generated by their project facilities to SCE under long-term power purchase agreements.  Such sales to SCE were $185 million, $350 million and $585 million for the three, six and twelve months ended June 30, 2001, respectively, and $75 million, $121

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $259 million for the three, six and twelve months ended June 30, 2000, respectively.  As a result of SCE's liquidity crisis, SCE has deferred payments for power purchases from some of these facilities.

Purchased Power

SCE purchased power through the California Power Exchange (PX) from April 1998 through mid-January 2001.  Since
January 18, 2001, power purchased by the California Department of Water Resources (CDWR) or through the ISO is not considered a cost to SCE, since SCE is acting as an agent for these transactions.  Further, amounts billed to and collected from its customers for these power purchases are being remitted to the CDWR and are not considered revenue to SCE.  See further discussion in Note 3.  SCE also has bilateral forward contracts with other entities
(as discussed in Note 4) and power-purchase contracts with other utilities and independent power producers classified as qualifying facilities (QFs).  Purchases and generation sales amounts for the quarter ended June 30,
2001, reflect billing adjustments.  Purchased power detail is provided below:

                                              3 Months Ended          6 Months Ended          12 Months Ended
                                                 June 30,                June 30,                June 30,
--------------------------------------------------------------------------------------------------------------

In millions                                   2001        2000        2001        2000        2001        2000
--------------------------------------------------------------------------------------------------------------

PX/ISO:
Purchases                                   $ (446)    $ 1,529     $   635     $ 2,041     $ 7,041     $ 3,664
Generation sales                              (382)      1,277         323       1,717       4,725       2,794
--------------------------------------------------------------------------------------------------------------

Purchased power - PX/ISO - net                 (64)        252         312         324       2,316         870
Purchased power - bilateral contracts           37          --          89          --          89          --
Purchased power - interutility/QF contracts    834         435       2,130         863       3,624       2,250
--------------------------------------------------------------------------------------------------------------

Total                                       $  807    $    687     $ 2,531     $ 1,187     $ 6,029     $ 3,120
--------------------------------------------------------------------------------------------------------------

Other Nonoperating Income and Deductions

Other nonoperating income and deductions was comprised of:

                                              3 Months Ended          6 Months Ended          12 Months Ended
                                                 June 30,                June 30,                June 30,
--------------------------------------------------------------------------------------------------------------

In millions                                   2001        2000         2001      2000         2001       2000
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Gain on sale of marketable securities          $--        $ 41          $--      $ 41          $--      $  64
AFUDC                                            4           6            9        13           18         26
Key person life insurance income                 4           3            4         3            6         15
Other                                            6           3            9        16           43         46
--------------------------------------------------------------------------------------------------------------
Total other nonoperating income               $ 14        $ 53         $ 22      $ 73         $ 67      $ 151
--------------------------------------------------------------------------------------------------------------
Provisions for regulatory issues and
   refunds                                   $   9        $ 35        $  (7)     $ 54         $ 17      $ 103
Other                                           14           1           23         4           49         19
--------------------------------------------------------------------------------------------------------------
Total other nonoperating deductions           $ 23        $ 36         $ 16      $ 58         $ 66      $ 122
--------------------------------------------------------------------------------------------------------------

New Accounting Standards

In July and August 2001, the Financial Accounting Standards Board issued three new accounting standards:
"Business Combinations"; "Goodwill and Other Intangibles"; and "Accounting for Asset Retirement Obligations."

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new Business Combinations standard eliminates the pooling-of-interests method, effective June 30, 2001.
After that, all business combinations will be recorded under the purchase method (record goodwill for excess of costs over the net assets acquired).

The new Goodwill and Other Intangibles standard requires that companies cease amortizing goodwill, effective
January 1, 2002.  Goodwill initially recognized after June 30, 2001, will not be amortized.  Goodwill on the balance sheet at June 30, 2001, will be amortized until January 1, 2002.  Under the new standard, goodwill will be tested for impairment using a fair-value approach when events or circumstances occur indicating that impairment might exist.  Also, a benchmark assessment for goodwill is required within six months of the date of adoption of the standard.

The Accounting for Asset Retirement Obligations standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

SCE is studying the impact of the new Asset Retirement Obligations standard, and is unable to predict at this time the effect on its financial statements.  SCE does not anticipate any material impact on its results of operations or financial position from the other two new accounting standards.

Note 2.  Liquidity Crisis

SCE's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures and power purchases.  Capital resources include cash from operations and external financings.

The increasing undercollections in the TRA and TCBA mechanisms, coupled with SCE's anticipated near-term capital requirements and the adverse reaction of the credit markets to continued regulatory uncertainty regarding SCE's ability to recover its current and future power procurement costs, have materially and adversely affected SCE's liquidity.  As a result of its liquidity crisis, SCE has taken and is taking steps to conserve cash so that it can continue to provide service to its customers.  As a part of this process, beginning in January 2001, SCE temporarily suspended payments of certain obligations for principal and interest on outstanding debt and for purchased power.  As of July 31, 2001, SCE had $3.3 billion in obligations that were unpaid and overdue including: (1) $878 million to the PX or the ISO; (2) $1.2 billion to QFs; (3) $230 million in PX energy credits for energy service providers; (4) $531 million of matured commercial paper; and (5) $400 million of principal on its 5-7/8% and 6-1/2% senior unsecured notes.  As applicable, unpaid obligations will continue to accrue interest.  At July 31, 2001, SCE had estimated cash reserves of approximately $1.7 billion (after deducting $419 million of designated funds), which is approximately $1.6 billion less than its outstanding unpaid obligations and preferred stock dividends in arrears (see below).  If SCE is found responsible for purchases of power by the
CDWR or the ISO for sale to SCE's customers on or after January 18, 2001, SCE's unpaid obligations as of July 31,
2001, could increase by as much as $1.9 billion.  This amount could increase or decrease depending on CPUC or
FERC decisions regarding payments and refunds.  See additional discussion in Note 3.  These stated amounts representing past or future obligations for purchased power, PX energy credits and certain other items include amounts that are in dispute, and the publishing of these amounts is not an admission by SCE of liability for any disputed amounts.

SCE's failure to pay when due the principal amount of the 5-7/8% and 6-1/2% senior unsecured notes constituted a default on the series, entitling those noteholders to exercise their remedies (see Note 5).

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 27, 2001, the CPUC issued decisions ordering SCE and other investor-owned utilities to pay QFs for power deliveries on a going forward basis, commencing with April 2001 deliveries, and on the California Procurement
Adjustment (CPA) calculation including the approval of a 3(cent)per kWh rate increase.  One of the CPUC decisions also modified the formula used in calculating payments to QFs by substituting natural gas index prices based on deliveries at the Oregon border rather than the index prices at the Arizona border.  The changes apply to all
QFs, where appropriate, regardless of whether they use natural gas or other resources such as solar or wind.

Based on these decisions, and the uncertainty about the amount of revenue the CDWR will require to pay its bond and energy procurement costs, and how much of the revenue requirement will be allocated to SCE, SCE estimates that future cash may not be sufficient to cover retained generation, purchased-power and transition costs.  In comments filed with the CPUC in March and April 2001, SCE provided a forecast showing that the net effects of the rate increase, the payment ordered to be made to the CDWR, and the QF decision could result in a shortfall to the
CPA calculation during 2001.  To implement the MOU, it will be necessary for the CPUC to modify or rescind these decisions.

In light of SCE's liquidity crisis, its Board of Directors did not declare quarterly common stock dividends to
SCE's parent, Edison International, in December 2000, March 2001 or June 2001.  Also, SCE's Board has not declared the regular quarterly dividends for any of SCE's cumulative preferred stock in 2001.  The total preferred stock dividends in arrears were $11 million as of July 31, 2001.  As a result of the $2.5 billion charge to earnings as of December 31, 2000, SCE's retained earnings are now in a deficit position and therefore, under California law,
SCE will be unable to pay dividends as long as a deficit remains, unless SCE meets certain conditions under which dividends can be paid from sources other than retained earnings.  SCE does not meet these conditions.  As long as accumulated dividends in arrears on SCE's preferred stock remain unpaid, SCE cannot pay any dividends on its common stock.

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

For a more detailed discussion of the matters discussed above, see Notes 3 through 7.

SCE's future liquidity depends, in large part, on whether action by the California Legislature and the CPUC is taken in a manner sufficient to resolve the energy crisis and the cash flow deficit created by the current rate structure and the volatility in the price of wholesale electricity and natural gas.  Without a change in circumstances, resolution of SCE's liquidity crisis and its ability to continue to operate outside of bankruptcy is uncertain.  SCE's independent public accountant's opinion on the accompanying financial statements includes an explanatory paragraph which states that the issues resulting from the California energy crisis raise substantial doubt about SCE's ability to continue as a going concern.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Regulatory Matters

Status of Transition and Power-Procurement Cost Recovery

SCE's transition costs include power purchases from QF contracts (which are the direct result of prior legislative and regulatory mandates), recovery of certain generating assets and other costs incurred to provide service to customers.  Other costs include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs and accelerated recovery of investment in SCE's nuclear plants.  Recovery of costs related to power-purchase QF contracts is permitted through the terms of each contract.  Most of the remaining transition costs may be recovered through the end of the transition period (not later than March 31, 2002).  Although the MOU provides for, among other things, SCE to be entitled to sufficient revenue to cover its costs associated with retained generation and existing power contracts since January 2001, the implementation of the MOU requires the CPUC to modify various decisions.  Until the regulatory and legislative actions that make such recovery probable are taken, SCE is unable to conclude that the net regulatory assets related to purchased-power settlements, the unamortized loss on SCE's generating plant sales in 1998, and various other net regulatory assets related to certain generating assets are probable of recovery through the rate-making process.  As a result, these balances were written off as a charge to earnings as of December 31,
2000.

During the rate freeze period, there are three sources of revenue available to SCE for transition cost recovery:
revenue from the sale or valuation of generation assets in excess of book values, net market revenue from the sale of SCE-controlled generation into the ISO and PX markets and competition transition charge (CTC) revenue.
Revenue from the sale or valuation of generation assets in excess of book values (state legislation enacted in
January 2001 prohibits the sale of SCE's remaining generation assets until 2006) and from the sale of
SCE-controlled generation into the ISO and PX markets is no longer available to SCE.  Net proceeds of the 1998 plant sales were used to reduce transition costs, which otherwise were expected to be collected through the TCBA mechanism.

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
The CTC applies to all customers who are using or begin using utility services on or after the CPUC's 1995 restructuring decision date.  Residual CTC revenue is calculated through the TRA mechanism.  Under CPUC decisions in existence prior to March 27, 2001, positive residual CTC revenue (TRA overcollections) was transferred to the
TCBA monthly; TRA undercollections were to remain in the TRA until they were offset by overcollections, or the rate freeze ended, whichever came first.  Between May 2000 and June 2001, market prices for electricity were extremely high and there was insufficient revenue from customers under the frozen rates to cover all costs of providing service during that period, and therefore there was no positive residual CTC revenue transferred into the TCBA.  In accordance with the March 27,

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001, rate stabilization decision, both positive and negative residual CTC revenue is transferred to the TCBA on a monthly basis, retroactive to January 1, 1998.

Recalculating the TCBA balance based on the March 2001 decision resulted in positive residual CTC revenue (TRA overcollections) of $4.7 billion to recover SCE's transition costs from the beginning of the rate freeze (January
1, 1998) through April 2000.  Between May 2000 and January 18, 2001 (when the CDWR began making power purchases for SCE's customers), SCE's costs to provide power exceeded revenue from frozen rates.  Even though SCE is no longer supplying its customers with all of their electricity needs, SCE's total transition costs have continued
to exceed revenue from frozen rates.  As a result, the cumulative positive residual CTC revenue flowing into the
TCBA mechanism has been reduced from $4.7 billion to $2.7 billion as of June 30, 2001.  The cumulative TCBA undercollection (as recalculated) was $2.9 billion as of December 31, 2000, and $4.2 billion as of June 30,
2001.  A summary of the components of this cumulative undercollection as of June 30, 2001, is as follows:

         In millions
---------------------------------------------------------------------------------------------------

         Transition costs recorded in the TCBA:
           QF and interutility costs                                                    $   5,590
           Amortization of nuclear-related regulatory assets                                3,561
           Depreciation of plant assets                                                       656
           Other transition costs                                                             760
---------------------------------------------------------------------------------------------------

              Total costs                                                                  10,567
         Revenue available to recover transition costs                                     (6,331)
---------------------------------------------------------------------------------------------------

              TCBA undercollections                                                     $   4,236
---------------------------------------------------------------------------------------------------

Unless the regulatory and legislative actions that make such recovery probable are taken, SCE is unable to conclude that the recalculated TCBA net undercollection is probable of recovery through the rate-making process.
As a result, the $2.9 billion TCBA net undercollection was written off as a charge to earnings as of December 31,
2000, and an additional $1.4 billion in TCBA undercollections was charged to earnings for the six months ended
June 30, 2001.  In its interim rate stabilization decision of March 27, 2001, the CPUC denied SCE's motion to end the rate freeze, and stated that it will not end until recovery of all specified transition costs (including TCBA undercollections as recalculated) or March 31, 2002.

Rate Stabilization Proceedings

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of transition cost recovery.  In
December 2000, SCE filed an amended rate stabilization plan application, stating that the statutory rate freeze had ended in accordance with California law, and requesting the CPUC to approve an immediate 30% increase to be effective, subject to refund, January 4, 2001.  SCE's plan included a trigger mechanism allowing for rate increases of 5% every six months if SCE's TRA undercollection balance exceeds $1 billion.

In January 2001, independent auditors hired by the CPUC issued a report on the financial condition and solvency of SCE and its affiliates.  The report confirmed what SCE had previously disclosed to the CPUC in public filings about SCE's financial condition.  The audit report covers, among other things, cash needs, credit relationships, accounting mechanisms to track stranded cost recovery, the flow of funds between SCE and Edison International, and earnings of SCE's California affiliates.  On April 3, 2001, the CPUC adopted an order instituting investigation that reopens the past CPUC decision authorizing the utilities to form holding companies and initiates an investigation into: whether the holding companies violated CPUC requirements to give priority to the capital needs of their respective utility subsidiaries; whether ring-fencing actions by Edison International and
PG&E Corporation and their respective nonutility affiliates

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also violated the requirements to give priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; any additional suspected violations of laws or
CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  The MOU calls for the CPUC to adopt a decision clarifying that the first priority condition in SCE's holding company decision refers to equity investment, not working capital for operating costs.  The CPUC ordered testimony and briefing on these matters, which SCE filed in May and June 2001.
SCE cannot provide assurance that the CPUC will adopt such a decision, or predict what effects this investigation or any subsequent actions by the CPUC may have on SCE.

On March 27, 2001, the CPUC ordered a rate increase in the form of a 3(cent)per kWh surcharge applied only to going-forward electric power procurement costs, effective immediately, and affirmed that a 1(cent)interim surcharge granted on January 4, 2001, is now permanent.  Although the 3(cent)increase was authorized as of March 27, 2001, the surcharge was not collected in rates until the CPUC established a rate design on June 3, 2001.  The CPUC also ordered that the 3(cent)surcharge be added to the rate paid to the CDWR.

Also, in the March 2001 order, the CPUC granted a petition previously filed by The Utility Reform Network and directed that the balance in SCE's TRA account, whether over or undercollected, be transferred on a monthly basis to the TCBA, retroactive to January 1, 1998.  Previous rules called only for TRA overcollections (residual CTC revenue) to be transferred to the TCBA.  The CPUC also ordered SCE to transfer the coal and hydroelectric balancing account overcollections to the TRA on a monthly basis before any transfer of residual CTC revenue to the TCBA, retroactive to January 1, 1998.  Previous rules called for overcollections in these two balancing accounts to be transferred directly to the TCBA on an annual basis.  SCE believes this interim order attempts to retroactively transform power purchase costs in the TRA into transition costs in the TCBA.  However, the CPUC characterized the accounting changes as merely reducing the prior residual CTC revenue recorded in the TCBA, thus only affecting the amount of transition cost recovery achieved to date.  Based upon the transfer of balances into the TCBA, the CPUC denied SCE's December 2000 filing to have the current rate freeze end, and stated that the rate freeze will not end until recovery of all specified transition costs or March 31, 2002; and that balances in the TRA cannot be recovered after the end of the rate freeze.  The CPUC also said that it will monitor the balances remaining in the TCBA and consider how to address remaining balances in the ongoing proceedings.  If the
CPUC does not modify this decision in a manner acceptable to SCE, SCE intends to challenge this decision through all appropriate means.

Although the CPUC has authorized a substantial rate increase in its March 2001 order, it has allocated the revenue from the increase entirely to future purchased-power costs without addressing SCE's past undercollections for the costs of purchased power.  The CPUC's decisions do not assure that SCE will be able to meet its ongoing obligations or repay past due obligations.  By ordering immediate payments to the CDWR and QFs, the CPUC impacted
SCE's future cash flow and liquidity problems.  Additionally, the CPUC stated that Assembly Bill 1 (First
Extraordinary Session, AB 1X) continues the utilities' obligations to serve their customers, and stated that it cannot assume that the CDWR will purchase all the electricity needed above what the utilities either generate or have under contract (the net short position) and cannot order the CDWR to do so.  This could result in additional purchased power costs with no allowed means of recovery.  To take action that will restore SCE's creditworthiness, it will be necessary for the CPUC to modify or rescind these decisions.  SCE cannot provide any assurance that the CPUC will do so.

Wholesale Electricity Markets

In October 2000, SCE filed a joint petition urging the FERC to immediately find the California wholesale electricity market to be not workably competitive, immediately impose a cap on the price for energy and ancillary services, and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds.  On December 15, 2000, the FERC

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

released a final order containing remedies and other actions in response to the problems in the California electricity market.  The order, among other things, eliminated the requirement for California utilities to buy and sell power exclusively through the ISO and PX; created a benchmark price for wholesale bilateral power contracts; created penalties for under-scheduling power loads; provided for an independent governing board for the ISO; and established a breakpoint of $150/MWh so that bids below $150 may clear at a single market-clearing price at or below $150/MWh and bids above $150 will be paid as bid.  On December 18, 2000, SCE filed with the
FERC an emergency request for rehearing of the December 15 order.  On January 12, 2001, the FERC issued an order granting rehearing for the purpose of further consideration.  The PX did not immediately implement the
$150/MWh breakpoint and on February 26, 2001, made a compliance filing with the FERC, which requested the
FERC's guidance on an acceptable recalculation methodology.

In December 2000, SCE filed an emergency petition in the federal Court of Appeals challenging the FERC order and requesting the FERC to immediately establish cost-based wholesale rates.  On January 5, 2001, the court denied
SCE's petition.  SCE's petition for rehearing remains pending.  SCE is considering the possibility of judicial appeals and other actions.

In December 2000, the ISO announced that generators of electricity were refusing to sell into the California market due to concerns about the financial stability of SCE and Pacific Gas and Electric Company (PG&E).  In
response to this announcement, on December 14, 2000, the United States Secretary of Energy issued an order requiring power companies to make arrangements to generate and deliver electricity as requested by the ISO after the ISO certifies that it has been unable to acquire adequate supplies of electricity in the market.  After being renewed multiple times, the order expired on February 6, 2001.  However, on February 7, 2001, a federal court judge issued a temporary restraining order requiring power suppliers to sell to the California grid.  On
March 21, 2001, a federal court judge ordered one of the power suppliers to continue to sell power to the
California grid.  The three other power suppliers have signed an agreement with the judge voluntarily agreeing to continue to sell power to the grid while awaiting a review of the issue by the FERC.  On April 6, 2001, the
United States Court of Appeals issued a stay order, suspending the lower Court's March 21 order until a final appeals ruling can be issued.

In December 2000, the FERC established a penalty applicable to scheduling coordinators that do not schedule sufficient resources to supply 95% of their respective loads.  SCE has sought a suspension of the so-called
"underscheduling penalty."  SCE has also sought a rehearing of a FERC order, issued in May 2001, which rejected the ISO's proposal for suspension of the underscheduling penalty.  In the May 2001 order, the FERC also indicated
that it will make a determination regarding the suspension of the underscheduling penalty in a future order on a complaint filed by SCE and PG&E that asked the FERC to eliminate the penalty.  As of July 2001, the statewide accumulated penalties were estimated by the ISO to be approximately $1 billion.  The ISO has not billed SCE for any amounts associated with the underscheduling penalty.  SCE cannot predict the outcome of this matter.

On April 25, 2001, the FERC issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  The new approach replaces the $150/MWh breakpoint discussed above.

Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region.  The latest order is in effect until September 30, 2002.

After unsuccessful settlement negotiations among utilities, power sellers and state representatives, on July 25,
2001, the FERC issued an order that limits potential refunds to the ISO and PX spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on daily spot market gas prices.  An administrative law judge will conduct evidentiary hearings on this matter.
A prehearing conference is scheduled for August 13, 2001.

Memorandum of Understanding with the CDWR

On April 9, 2001, SCE signed an MOU with the CDWR regarding the California energy crisis and its effects on SCE.
The Governor of California and his representatives participated in the negotiation of the MOU, and the Governor endorsed implementation of all the elements of the MOU.  The MOU sets forth a comprehensive plan calling for state legislation and regulatory action and definitive agreements to resolve important aspects of the energy crisis, and which, if implemented, is expected to help restore SCE's creditworthiness and liquidity.  Key elements of the MOU include:

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     will be funded from SCE's retained earnings or, if necessary, from equity investments by Edison International.

o    Edison Mission Energy (an affiliate of Edison International) will execute a contract with the CDWR for the provision of power from a designated project to the state at cost-based rates for 10 years.  The Sunrise power project, which meets this obligation, began commercial operation on June 27, 2001.

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

The sale of SCE's transmission system and other elements of the MOU must be approved by the FERC.  SCE and the
CDWR committed in the MOU to proceed in good faith to sponsor and support the required state legislation and to negotiate in good faith the necessary definitive agreements.  The MOU may be terminated by either SCE or the CDWR if required legislation is not adopted and definitive agreements are not executed by August 15, 2001, or if certain other adverse changes occur.  Since the required legislation will not be enacted, necessary regulatory actions will not be taken, and definitive agreements will not be executed before the applicable deadlines, the
MOU will be terminable unless the parties choose to extend the deadlines.

Since the execution of the MOU, SCE has made several filings with the CPUC addressing elements of the MOU.
Although the CPUC did not adopt the implementing decisions contemplated by the MOU within the projected timeframe set out in the MOU, the CPUC continues to process SCE's filings.  However, SCE cannot assure that the necessary implementing decisions will be passed, nor whether any decisions ultimately adopted will be acceptable to SCE.

Legislation to address the MOU and issues relating to SCE's creditworthiness has been introduced in both the
California State Senate and Assembly as part of the 2001-02 Second Extraordinary Session.

Senate Bill 78XX was introduced in May 2001.  As introduced, the bill would have implemented the MOU in its entirety.  However, Senate Bill 78XX was significantly amended in July.  As amended, Senate Bill 78XX would allow
SCE to securitize a significant portion of the past procurement undercollections, but would not allow SCE to recover from ratepayers unpaid PX and ISO costs aggregating approximately $1 billion, or interest accruing on the past procurement undercollections after January 31, 2001 (estimated to be approximately $400 million by year end
2001).  The bill would provide the State of California with a five-year option to purchase SCE's transmission system at book value, and contains provisions for conservation easements similar to the MOU.  SCE opposed Senate
Bill 78XX on the grounds that SCE did not believe that the bill would provide the elements necessary to return
SCE to investment grade credit status and it believed that other provisions of the bill were also objectionable.
Senate Bill 78XX was approved by the Senate on July 20, 2001, and was referred to the State Assembly.  The leadership of the Assembly has indicated its intent to amend the bill.  If amended by the Assembly, the amended bill would return to the State Senate for a concurrence vote (the Senate must accept the bill as passed by the
Assembly or the bill is rejected).  The bill would reach the Governor's desk only if agreed to by the Senate.  In the alternative, the Senate and Assembly could agree to refer the bill to a Conference Committee.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Assembly introduced two bills, Assembly Bill 82XX and Assembly Bill 50XX.  Assembly Bill 50XX would have allowed for recovery of all but $300 million of SCE's past procurement-related debt with no sale of SCE's transmission assets or grant of conservation easements.  SCE supported this bill as most likely to return SCE to investment grade credit status.  However, Assembly Bill 50XX was not approved by the Assembly Appropriations
Committee.  Assembly Bill 82XX was approved by both the Assembly Policy and Appropriations Committees, and is
currently on the floor of the Assembly.  That bill would allow SCE to securitize all of its net past procurement undercollection except for $500 million, and would authorize the sale of SCE's transmission assets.  In committee, SCE was supportive of Assembly Bill 82XX, but advocated amendments.

The Legislature is in recess until August 20, 2001.  During the summer interim recess, a working group of certain
Assembly members has been formed to identify additional amendments to Assembly Bill 82XX and/or to propose amendments to Senate Bill 78XX.  SCE continues to work with the authors of all the bills.  However, SCE cannot assure that legislation will be passed, nor whether any such legislation will ultimately be acceptable to SCE or would be signed by the Governor.

Utility Retained Generation

In order to implement the CPA and Rate Stabilization decisions, SCE filed a comprehensive proposal for new ratemaking for utility retained generation through the end of 2002.  The proposal calls for balancing accounts for SCE-owned generation, QF and interutility contracts, procurement costs and ISO charges based on either actual or CPUC-authorized revenue requirements.  Under the proposal, the four new balancing accounts would be effective
January 1, 2001, for capital-related costs, and February 1, 2001, for non-capital-related costs.  SCE proposed a fifth balancing account to track generation-related undercollections incurred before January 31, 2001.  Hearings were held in July 2001.  A final decision is expected later in 2001.

CDWR Power Purchases

In accordance with an emergency order signed by the Governor, the CDWR began making emergency power purchases for
SCE's customers on January 18, 2001.  On February 1, 2001, AB 1X was enacted into law.  AB 1X authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE, and authorized the CDWR to issue revenue bonds to finance electricity purchases.  On May 10, 2001, the Governor signed a bill authorizing the CDWR to issue up to $13.4 billion in bonds.  The law became effective on August 8, 2001.  AB 1X directed the CPUC to determine the amount of the CPA as a residual amount of SCE's generation-related revenue, after deducting the cost of SCE-owned generation, QF contracts, existing bilateral contracts and ancillary services.  AB 1X also directed the CPUC to determine the amount of the CPA that is allocable to the power sold by the CDWR, which will be payable to the CDWR when received by SCE.  On March 7,
2001, the CPUC issued an interim order in which it held that the CDWR's purchases are not subject to prudency review by the CPUC, and that the CPUC must approve and impose, either as a part of existing rates or as additional rates, rates sufficient to enable the CDWR to recover its revenue requirements.

On March 27, 2001, the CPUC issued an interim order requiring SCE to pay the CDWR a per-kWh price equal to the applicable generation-related retail rate per kWh for electricity (based on rates in effect on January 5, 2001), for each kWh the CDWR sells to SCE's customers.  The CPUC determined that the generation-related retail rate should be equal to the total bundled electric rate (including the 1(cent)per kWh temporary surcharge adopted by the
CPUC on January 4, 2001) less certain nongeneration-related rates or charges.  For the period January 19 through
January 31, 2001, the CPUC ordered SCE to pay the CDWR at a rate of 6.277(cent)per kWh for power delivered to SCE's customers.  The CPUC determined that the applicable rate component is 7.277(cent)per kWh (which increased to 10.277(cent)
per kWh for electricity delivered after March 27, 2001, due to the 3(cent)surcharge discussed in Rate Stabilization
Proceeding), for

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

electricity delivered by the CDWR to SCE's retail customers after February 1, 2001, until more specific rates are calculated.  The CPUC ordered SCE to pay the CDWR within 45 days after the CDWR supplies power to retail customers, subject to penalties for each day the payment is late.

On July 23, 2001, the CDWR submitted a proposed $13.1 billion revenue requirement to the CPUC (revised to $12.6 billion on August 7, 2001) to pay its bonds' costs and energy procurement costs for 2001 and 2002.  In comments filed with the CPUC on August 3, 2001, SCE indicated that based on the CDWR methodology, SCE's share of the $13.1 billion revenue requirement would be approximately $5.8 billion, which would require SCE to increase its current payment to the CDWR from 10.277(cent)per kWh to 15.9(cent)per kWh.  SCE requested that the CPUC refrain from adopting a final revenue requirement until all parties receive information that is essential to understanding how the revenue requirement was calculated and its relationship to the utilities' revenue requirement.  SCE also requested that the CPUC adopt fundamental principles, such as cost of service, to guide its view of the CDWR revenue requirement.  The CPUC will allow parties to file supplemental comments on the CDWR's revised revenue requirement on August 14, 2001.  To take actions that will make SCE creditworthy, the CPUC will need to provide reasonable assurance that SCE will be able to recover its ongoing costs, including the costs associated with
CDWR's revenue requirement.

SCE believes that the intent of AB 1X was for the CDWR to assume full responsibility for purchasing all power needed to serve the retail customers of electric utilities, in excess of the output of generating plants owned by the electric utilities and power delivered to the utilities under existing contracts.  However, the CDWR has stated that it is only purchasing power that it considers to be reasonably priced, leaving the ISO to purchase in the short-term market the additional power necessary to meet system requirements.  The ISO, in turn, takes the position that it will charge SCE for the costs of power it purchases in this manner.  If SCE is found responsible for purchases of power by the CDWR or the ISO for sale to SCE's customers on or after January 18, 2001, SCE's purchased-power costs (and pre-tax loss) for the six months ended June 30, 2001, could increase by as much as
$1.9 billion (which includes bills received for January through May 2001, and an estimate of June 2001).  This amount could increase or decrease depending on CPUC or FERC decisions regarding payments and refunds.  In its
March 27, 2001, interim order, the CPUC stated that it cannot assume that the CDWR will pay for the ISO purchases and that it does not have the authority to order the CDWR to do so.  Litigation among certain power generators, the ISO and the CDWR (to which SCE is not a party), and proceedings before the FERC (to which SCE is a party), may result in rulings clarifying the CDWR's financial responsibility for purchases of power.  On April 6, 2001, the FERC issued an order confirming its February 14, 2001, order that the ISO must have a creditworthy buyer for any transactions.  SCE has not met the ISO's creditworthiness requirements since its credit ratings were downgraded in mid-January 2001.  As a result, SCE has protested and returned the bills it has received from the
ISO.  In any event, SCE takes the position that it is not responsible for purchases of power by the CDWR or the
ISO on or after January 18, 2001, the day after the Governor signed the order authorizing the CDWR to begin purchasing power for utility customers.  SCE cannot predict the outcome of any of these proceedings or issues.
The MOU states that the CDWR will assume the entire responsibility for procuring the electricity needs of retail customers within SCE's service territory through December 31, 2002, to the extent those needs are not met by generation sources owned by or under contract to SCE (SCE's net short position).  Under the MOU, SCE will resume buying power for its net short position after 2002.  The MOU calls for the CPUC to adopt cost-recovery mechanisms to make it financially practicable for SCE to reassume this responsibility.

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

SCE also has bilateral forward contacts, which are considered normal purchases under accounting rules.  Due to its deteriorating credit ratings, SCE has been unable to purchase additional bilateral forward contracts, and, in early 2001, the counterparties terminated $379 million (nominal value) of SCE's contracts.  At June 30, 2001,
SCE's bilateral forward contracts had a nominal value of $419 million.  SCE is exposed to credit loss in the event of nonperformance by the counterparties to its bilateral forward contracts, but does not expect the counterparties to fail to meet their obligations.  The counterparties are required to post collateral depending on the creditworthiness of each counterparty.  SCE is exposed to market risk resulting from changes in the spot market price for power.

SCE used an interest rate swap to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt.  At December 31, 2000, and June 30, 2000, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; the receive rate on the swap averaged 3.839% in 2000.
As a result of the downgrade in SCE's credit rating below the level allowed under the interest rate hedge agreement, on January 5, 2001, the counterparty to this interest rate swap terminated the agreement.  As a result of the termination of the swap, SCE is paying a floating rate on $196 million of its debt due 2008.  The realized loss of $26 million will be amortized over a period ending in 2008.

On January 1, 2001, SCE adopted a new accounting standard for derivative instruments and hedging activities.  See
Note 1 for a further discussion.  On the implementation date, SCE recorded its interest rate

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swap agreement (terminated January 5, 2001) and its block forward power-purchase contracts at fair value on its balance sheet.  As discussed above, on February 2, 2001, the state seized the contracts, which at that time had an unrealized gain of approximately $500 million.  If the MOU is implemented, SCE will relinquish all claims against the state for seizing these contracts.  If the MOU is not implemented, SCE believes that it should be compensated for the reasonable value of these contracts under law, and would pursue the matter.  SCE's June 30, 2001, balance sheet does not include these contracts.  As of June 30, 2001, SCE did not have any derivatives as defined by the new accounting standard that were not considered normal purchases or sales.

Fair values of financial instruments were:

                                                June 30,               December 31,            June 30,
       In millions                                2001                     2000                  2000
-------------------------------------------------------------------------------------------------------------

                                             Cost       Fair          Cost       Fair       Cost       Fair
       Instrument                            Basis      Value         Basis      Value      Basis      Value
-------------------------------------------------------------------------------------------------------------

       Financial assets:
       Decommissioning trusts              $ 1,699    $ 2,406       $ 1,720    $ 2,505    $ 1,710    $ 2,546
       Gas call options                         --         --            --         --         22         99

       Financial liabilities:
       DOE decommissioning and
          decontamination fees                  36         24            36         31         40         33
       Interest rate swap                       --         --            --         21         --         12
       Short-term debt                       2,121      1,983         1,451      1,339        855        855
       Long-term debt                        3,231      3,093         5,631      5,178      4,850      4,712
       Long-term debt classified as
          due within one year                2,797      2,205           646        632        648        650
       Preferred stock subject to
          mandatory redemption                 151         38           256        157        256        256
       Preferred stock to be redeemed
          within one year                      105         26            --         --         --         --
-------------------------------------------------------------------------------------------------------------

Financial assets are carried at their fair value based on quoted market prices.  Financial liabilities are recorded at cost.  Financial liabilities' fair values are based on: quoted market prices for the interest rate swap; brokers' quotes for short-term debt, long-term debt and preferred stock; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees.  Due to their short maturities, amounts reported for cash equivalents approximated fair value at June 30, 2001, December 31, 2000, and June 30,
2000.

Gross unrealized holding gains on debt and equity investments were:

                                                            June 30,          December 31,          June 30,
       In millions                                            2001                2000                2000
---------------------------------------------------------------------------------------------------------------

       Decommissioning trusts:
       Municipal bonds                                       $ 163               $ 193               $ 230
       Stocks                                                  358                 384                 420
       U.S. government issues                                  111                 136                 132
       Short-term and other                                     75                  72                  54
---------------------------------------------------------------------------------------------------------------

       Total                                                 $ 707               $ 785               $ 836
---------------------------------------------------------------------------------------------------------------

There were no unrealized holding losses for the periods presented.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Long-Term Debt

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.

Almost all SCE properties are subject to a trust indenture lien.  SCE has pledged first and refunding mortgage bonds as security for borrowed funds obtained from pollution control bonds issued by government agencies.  SCE uses these proceeds to finance construction of pollution control facilities.  Bondholders have limited discretion in redeeming certain pollution-control bonds, and SCE has arrangements with securities dealers to remarket or purchase them if necessary.  As a result of investors' concerns regarding SCE's liquidity difficulties and overall financial condition, SCE had to repurchase $550 million of pollution control bonds in December 2000 and early 2001 that could not be remarketed in accordance with their terms.  In addition, some of the long-term debt have subjective acceleration clauses.

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

In December 1997, $2.5 billion of rate reduction notes were issued on behalf of SCE by SCE Funding LLC, a special purpose entity.  These notes were issued to finance the 10% rate reduction mandated by state law.  The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property.  Transition property is a current property right created by the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from nonbypassable rates charged to residential and small commercial customers.  The rate reduction notes are being repaid over 10 years through these nonbypassable residential and small commercial customer rates which constitute the transition property purchased by SCE Funding LLC.  The notes are secured by the transition property and are not secured by, or payable from, assets of SCE or Edison International.  SCE used the proceeds from the sale of the transition property to retire debt and equity securities.  Although, as required by accounting principles generally accepted in the United States, SCE Funding LLC is consolidated with SCE and the rate reduction notes are shown as long-term debt in the consolidated financial statements, SCE Funding LLC is legally separate from
SCE.  The assets of SCE Funding LLC are not available to creditors of SCE or Edison International and the transition property is legally not an asset of SCE or Edison International.  Due to SCE's credit downgrade, in
January 2001, SCE began remitting its customer collections related to the rate-reduction notes on a daily basis.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of:

                                                           June 30,            December 31,            June 30,
      In millions                                            2001                  2000                  2000
-------------------------------------------------------------------------------------------------------------------

      First and refunding mortgage bonds:
         2002 - 2026 (5.625% to 7.25%)                    $ 1,175               $ 1,175               $ 1,175
      Rate reduction notes:
        2002 - 2007 (6.22% to 6.42%)                        1,612                 1,724                 1,857
      Pollution control bonds:
         2008 - 2040 (5.125% to 7.2% and variable)          1,217                 1,216                 1,196
      Bonds repurchased                                      (550)                 (420)                   --
      Funds held by trustees                                  (20)                  (20)                   (2)
      Debentures and notes:
         2001 - 2029 (5.875% to 7.625% and variable)        2,450                 2,450                 1,150
      Subordinated debentures:
         2044 (8.375%)                                        100                   100                   100
      Commercial paper for nuclear fuel                        70                    79                    49
      Long-term debt classified as due within one year     (2,797)                 (646)                 (648)
      Unamortized debt discount - net                         (26)                  (27)                  (27)
-------------------------------------------------------------------------------------------------------------------

      Total                                               $ 3,231               $ 5,631               $ 4,850
-------------------------------------------------------------------------------------------------------------------

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following June 30,
2001, are: 2002 - $947 million; 2003 - $572 million; 2004 - $1.2 billion; 2005 - $372 million; and 2006 -
$447 million.  These projections assume no acceleration of payments arising from default.  See further discussion below.

As a result of its liquidity crisis, SCE has taken steps to conserve cash so that it can continue to provide service to its customers.  As a part of this process, SCE has temporarily suspended payments of certain obligations.  As of July 31, 2001, SCE has failed to pay $400 million of maturing principal on its 5-7/8% and
6-1/2% senior unsecured notes.  SCE's failure to pay when due the principal amount of the 5-7/8% and 6-1/2%
senior unsecured notes constituted a default on the series, entitling those noteholders to exercise their remedies.  Such failure and the failure to pay commercial paper when due could also constitute an event of default on all the other series of senior unsecured notes if the trustee or holders of 25% in principal amount of the notes give a notice demanding that the default be cured, and SCE does not cure the default within 30 days.
Such failures are also an event of default under SCE's credit facilities and bilateral credit agreements, entitling those lenders to exercise their remedies including potential acceleration of the outstanding borrowings of $1.65 billion (see Note 6).  If a notice of default is received, SCE could cure the default only by paying
$531 million in overdue principal to holders of commercial paper and $400 million to the holders of the 5-7/8%
and 6-1/2% senior unsecured notes.  Making such payment would further impact SCE's liquidity.  If a notice of default were received and not cured, and the trustee or noteholders were to declare an acceleration of the outstanding principal amount of the senior unsecured notes, SCE would not have the cash to pay the obligation and could be forced to declare bankruptcy.  As a result of the default of the two series of senior unsecured notes,
SCE's other senior unsecured notes and subordinated debentures have been classified as due within one year in the accompanying financial statements.

Note 6.  Short-Term Debt

Short-term debt is used to finance fuel inventories, balancing account undercollections and general cash requirements, including power purchase payments.  Commercial paper intended to finance nuclear fuel scheduled to be used more than one year after the balance sheet date is classified as long-term debt in connection with refinancing terms under five-year term lines of credit with commercial banks.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term debt consisted of:

                                                   June 30,            December 31,            June 30,
       In millions                                   2001                  2000                  2000
----------------------------------------------------------------------------------------------------------

       Commercial paper                           $    541              $    700               $  734
       Bank loans                                    1,650                   835                   --
       Floating rate notes                              --                    --                  175
       Amount reclassified as long-term debt           (70)                  (79)                 (49)
       Unamortized discount                             --                    (5)                  (5)
----------------------------------------------------------------------------------------------------------

       Total                                       $ 2,121               $ 1,451               $  855
----------------------------------------------------------------------------------------------------------

       Weighted-average interest rate                6.4%                  6.9%                  6.6%

At June 30, 2001, SCE had lines of credit (including bilateral credit agreements) totaling $1.65 billion.  As of
January 2001, SCE had borrowed the entire $1.65 billion in funds available under its credit lines.  The proceeds were used in part to repurchase $550 million of pollution control bonds; the balance was retained as a liquidity reserve.  When available, the lines can be drawn at negotiated or bank index rates.

SCE's $200 million, 364-day credit facility expires on September 15, 2001.  SCE's $400 million in bilateral credit agreements expire in late September 2001.  The remainder expire in May 2002.

SCE has conserved cash by deferring payment of $531 million of matured commercial paper as of July 31, 2001.

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

Preferred stock redemption requirements for the five twelve-month periods following June 30, 2001, are: 2002 -
$105 million; 2003 - $9 million; 2004 - $9 million; 2005 - $9 million; and 2006 - $9 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                                                         June 30,        December 31,       June 30,
Dollars in millions, except per share amounts                              2001              2000             2000
-----------------------------------------------------------------------------------------------------------------------

                                                 June 30, 2001
                                       ----------------------------------
                                           Shares         Redemption
                                       Outstanding            Price
                                       ---------------    ---------------

Not subject to mandatory redemption:
$25 par value:
4.08% Series                             1,000,000      $   25.50         $   25         $   25           $  25
4.24                                     1,200,000          25.80             30             30              30
4.32                                     1,653,429          28.75             41             41              41
4.78                                     1,296,769          25.80             33             33              33
-------------------------------------------------------------------------------------------------------------------

Total                                                                     $  129         $  129           $ 129
-----------------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:
6.05% Series                               750,000      $  100.00         $   75         $   75           $  75
6.45                                     1,000,000         100.00            100            100             100
7.23                                       807,000         100.00             81             81              81

Preferred stock to be redeemed within one year                              (105)            --              --
-------------------------------------------------------------------------------------------------------------------

Total                                                                     $  151         $  256           $ 256
-------------------------------------------------------------------------------------------------------------------

There were no preferred stock issuances or redemptions for the three, six and twelve months ended June 30, 2001, and 2000.

In 2001, SCE's Board has not declared the regular quarterly dividends for any of SCE's cumulative preferred stock.  As of July 31, 2001, SCE's preferred stock dividends in arrears were $11 million.  As long as these dividends remain unpaid, SCE cannot declare or pay future cash dividends on any series of preferred stock or on its common stock, and SCE cannot repurchase any shares of its common stock.  As a result of the $2.5 billion charge to earnings during fourth quarter 2000, SCE's retained earnings are now in a deficit position and therefore, under California law, SCE will be unable to pay dividends as long as a deficit remains.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                                 June 30,       December 31,          June 30,
In millions                                                        2001             2000                2000
---------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Property-related                                                $    220         $    277            $    188
Unrealized gains or losses                                           363              420                 470
Investment tax credits                                                77               81                  98
Regulatory balancing accounts                                      2,216            1,763                  69
Decommissioning                                                       88               98                 131
Accrued charges                                                      427              379                 294
Unbilled revenue                                                     102              101                 116
Other                                                                150               56                  81
---------------------------------------------------------------------------------------------------------------
Total                                                            $ 3,643          $ 3,175             $ 1,447
---------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property-related                                                 $ 2,241          $ 2,184             $ 2,490
Capitalized software costs                                           222              264                 241
Regulatory balancing accounts                                      2,115            1,632                 518
Unrealized gains and losses                                          261              317                 367
Other                                                                287              242                 456
---------------------------------------------------------------------------------------------------------------
Total                                                            $ 5,126          $ 4,639             $ 4,072
---------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                          $ 1,483          $ 1,464             $ 2,625
---------------------------------------------------------------------------------------------------------------
Classification of accumulated deferred income taxes:
Included in deferred credits                                     $ 2,062          $ 2,009             $ 3,150
Included in current assets                                           579              545                 525

The current and deferred components of income tax expense were:

                                              3 Months Ended           6 Months Ended            12 Months Ended
                                                 June 30,                 June 30,                  June 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                   2001       2000          2001       2000         2001        2000
-------------------------------------------------------------------------------------------------------------------

Current:
Federal                                    $ (122)      $ 151       $ (294)      $ 283      $ (682)       $ 518
State                                          --          39           --          69         (69)         130
-------------------------------------------------------------------------------------------------------------------
                                             (122)        190         (294)        352        (751)         648
-------------------------------------------------------------------------------------------------------------------
Deferred - federal and state:
Accrued charges                               (26)        (40)         (34)        (49)       (119)        (139)
Contributions in aid of construction           (9)         (6)          (3)         (1)        (12)         (11)
Property related                               56         (45)         118         (92)        (91)        (190)
Investment and energy tax credits - net         2         (11)          (2)        (21)        (23)         (44)
Operating loss carryforwards                  (61)         --         (111)         --        (126)          --
Regulatory assets                             (28)         13          (81)         14         156            9
Regulatory balancing accounts                 203          44           10          34        (764)         269
State tax privilege year                       19         (13)           9           3          36          (17)
Unbilled revenue                              (10)         (3)         (11)          5           4          (14)
Decommissioning fund withdrawals                7           4           11           6          23           10
Other                                           2           4           11           6          12           (1)
-------------------------------------------------------------------------------------------------------------------
                                              155         (53)         (83)        (95)       (904)        (128)
-------------------------------------------------------------------------------------------------------------------
Total                                       $  33       $ 137       $ (377)      $ 257    $ (1,655)       $ 520
-------------------------------------------------------------------------------------------------------------------

The composite federal and state statutory income tax rate was 40.551% for all periods presented.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                              3 Months Ended           6 Months Ended            12 Months Ended
                                                 June 30,                 June 30,                  June 30,
-------------------------------------------------------------------------------------------------------------------

                                              2001        2000         2001        2000        2001         2000
-------------------------------------------------------------------------------------------------------------------

Federal statutory rate                        35.0%       35.0%        35.0%       35.0%       35.0%        35.0%
Capitalized software                          (3.7)       (0.9)         0.5        (0.9)        0.2         (2.1)
Property-related and other                     7.2         6.7         (0.4)        9.7        (3.6)         9.1
Investment and energy tax credits              3.3        (3.5)         0.2        (3.9)        0.5         (3.7)
State tax - net of federal deduction           7.8         8.6          5.1         7.8         4.5          8.2
-------------------------------------------------------------------------------------------------------------------

Effective tax rate                            49.6%       45.9%        40.4%       47.7%       36.6%        46.5%
-------------------------------------------------------------------------------------------------------------------

Note 9.  Employee Compensation and Benefit Plans

Employee Savings Plan

SCE has a 401(k) defined-contribution savings plan designed to supplement employees' retirement income.  The plan received employer contributions of $7 million, $14 million and $29 million for the three, six and twelve months ended June 30, 2001, respectively, and $6 million, $15 million and $27 million for the three, six and twelve months ended June 30, 2000, respectively.

Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements.  SCE recognizes pension expense as calculated by the actuarial method used for ratemaking.  In
April 1999, SCE adopted a cash balance feature for its pension plan.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                        6 Months Ended         Year Ended         6 Months Ended
                                                           June 30,           December 31,           June 30,
In millions                                                  2001                 2000                 2000
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                  $ 2,200              $ 2,075              $ 2,075
Service cost                                                    34                   63                   32
Interest cost                                                   76                  155                   78
Actuarial loss                                                  --                   90                   --
Benefits paid                                                 (109)                (183)                 (89)
-------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                        $ 2,201              $ 2,200              $ 2,096
-------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period           $ 3,067              $ 3,078              $ 3,078
Actual return on plan assets                                  (100)                 143                  226
Employer contributions                                          --                   29                   29
Benefits paid                                                 (109)                (183)                 (89)
-------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                 $ 2,858              $ 3,067              $ 3,244
-------------------------------------------------------------------------------------------------------------------

Funded status                                             $    657             $    867              $ 1,148
Unrecognized net loss (gain)                                  (503)                (745)              (1,104)
Unrecognized transition obligation                              20                   22                   26
Unrecognized prior service cost                                110                  118                  124
-------------------------------------------------------------------------------------------------------------------

Recorded asset                                            $    284             $    262             $    194
-------------------------------------------------------------------------------------------------------------------

Discount rate                                                7.25%                7.25%                7.75%
Rate of compensation increase                                5.00%                5.00%                5.00%
Expected return on plan assets                               8.50%                8.50%                7.50%

The components of pension expense were:

                                              3 Months Ended          6 Months Ended             12 Months Ended
In millions                                      June 30,                June 30,                   June 30,
-------------------------------------------------------------------------------------------------------------------
                                              2001        2000        2001        2000          2001        2000
-------------------------------------------------------------------------------------------------------------------

Service cost                                $   17      $   16      $   34      $   32        $   65      $   64
Interest cost                                   38          39          76          78           153         148
Expected return on plan assets                 (63)        (57)       (126)       (114)         (278)       (206)
Net amortization and deferral                   (3)         (8)         (6)        (16)          (30)         (9)
-------------------------------------------------------------------------------------------------------------------
Pension expense (benefit) under
   accounting standards                        (11)        (10)        (22)        (20)          (90)         (3)
Regulatory adjustment - deferred                11          10          22          20            90          27
-------------------------------------------------------------------------------------------------------------------
Net pension expense recognized               $  --       $  --       $  --       $  --         $  --      $   24
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                   6 Months Ended          Year Ended           6 Months Ended
                                                      June 30,            December 31,             June 30,
In millions                                             2001                  2000                   2000
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period            $  1,762              $  1,462               $  1,462
Service cost                                               22                    39                     18
Interest cost                                              66                   121                     58
Actuarial loss                                             --                   202                     --
Benefits paid                                             (34)                  (62)                   (30)
-------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                  $  1,816              $  1,762               $  1,508
-------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period     $  1,200              $  1,283               $  1,283
Actual return on plan assets                               52                   (40)                    46
Employer contributions                                     10                    19                     42
Benefits paid                                             (34)                  (62)                   (30)
-------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period           $  1,228              $  1,200               $  1,341
-------------------------------------------------------------------------------------------------------------------

Funded status                                        $   (588)             $   (562)              $   (167)
Unrecognized net loss (gain)                              141                   141                   (205)
Unrecognized transition obligation                        311                   323                    335
-------------------------------------------------------------------------------------------------------------------

Recorded asset (liability)                           $   (136)             $    (98)              $    (37)
-------------------------------------------------------------------------------------------------------------------

Discount rate                                            7.5%                  7.5%                   8.0%
Expected return on plan assets                           8.2%                  8.2%                   7.5%

Expense components were:
                                              3 Months Ended          6 Months Ended             12 Months Ended
In millions                                      June 30,                June 30,                   June 30,
-------------------------------------------------------------------------------------------------------------------

                                             2001        2000        2001         2000         2001        2000
-------------------------------------------------------------------------------------------------------------------

Service cost                                $  11      $    9       $  22        $  18       $   43       $  42
Interest cost                                  33          29          66           58          129         115
Expected return on plan assets                (26)        (23)        (52)         (46)        (112)        (87)
Net amortization and deferral                   6           6          12           12           27          25
-------------------------------------------------------------------------------------------------------------------

Total expense                               $  24       $  21       $  48        $  42       $   87       $  95
-------------------------------------------------------------------------------------------------------------------

The assumed rate of future increases in the per-capita cost of health care benefits is 11.0% for 2001, gradually decreasing to 5.0% for 2008 and beyond.  Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of June 30, 2001, by $286 million and annual aggregate service and interest costs by $31 million.  Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of June 30, 2001, by $246 million and annual aggregate service and interest costs by $25 million.

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

Under the 1998 and 2000 plans, options on 8.2 million shares of Edison International common stock are currently outstanding to officers and senior managers of SCE.

Each option may be exercised to purchase one share of Edison International common stock, and is exercisable at a price equivalent to the fair market value of the underlying stock at the date of grant.  Options generally expire
10 years after the date of grant, and vest over a period of up to five years.  Stock option awards made in lieu of grants for 2001 and 2002 (Special Option Grants) may not be exercised before five years have passed unless the stock appreciates to $25 (based on the average of 20 consecutive trading day closing prices).

A portion of the 2000 executive long-term incentives was awarded in the form of performance shares.  The performance shares were restructured as retention incentives in December 2000, which will pay as a combination of
Edison International common stock and cash if the executive remains employed at the end of the performance period.  Additional performance shares were awarded in January 2001.  The 2001 performance shares vest December
31, 2003, and payment will be made in January 2004, half in shares of Edison International common stock and half in cash.  The cash amount is the product of the number of shares to be paid in cash, times the average of the high and low common stock price on the last market day of the year.  Retention Incentive Deferred Stock Units were awarded on March 12, 2001.  These vest no later than March 12, 2003, and are paid out on that date in shares of Edison International common stock, unless before that date the stock price averages at least $20 for 20 consecutive trading days.  In that case the units will vest and pay out on the later of March 12, 2002, or the day following the period in which the $20 average price was achieved.

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

Options issued after 1997 generally vest in 25% annual installments over a four-year period, although vesting for the Special Option Grants does not begin until May 2002.  Stock options issued prior to 1998 had a three-year vesting period with one-third of the total award vesting after each of the first three years of the award term.
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

The performance share values are accrued ratably over a three-year performance period.  SCE measures compensation expense related to stock-based compensation by the intrinsic value method.  Compensation expense recorded under the stock-compensation programs was zero, zero and $2 million

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the three, six and twelve months ended June 30, 2001, respectively, and $1 million, $2 million and $5 million for the three, six and twelve months ended June 30, 2000, respectively.

Stock-based compensation expense under the fair value method of accounting would have resulted in pro forma net income (loss) available for common stock of $25 million, $(574) million and $(2.896) billion for the three, six and twelve months ended June 30, 2001, respectively, and $156 million, $270 million and $569 million for the three, six and twelve months ended June 30, 2000, respectively.

The fair value for each option granted, providing the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used in determining fair value through the model:

                                                             June 30,                    June 30,
                                                               2001                        2000
----------------------------------------------------------------------------------------------------------

         Expected life                                   7 years - 10 years           7 years - 10 years
         Risk-free interest rate                            4.7% - 6.1%                  4.7% - 6.1%
         Expected volatility                                 17% - 50%                    17% - 38%
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

The investment in each project as of June 30, 2001, was:

                                                   Original           Accumulated
                                                    Cost of        Depreciation and        Under        Ownership
In millions                                        Facility          Amortization      Construction     Interest
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Transmission systems:
  Eldorado                                       $      40             $      11         $     1           60%
  Pacific Intertie                                     230                    82               8           50%
Generating stations:
  Four Corners Units 4 and 5 (coal)                    463                   358               4           48%
  Mohave (coal)                                        331                   244               2           56%
  Palo Verde (nuclear)(1)                            1,628                 1,522              16           16%
  San Onofre (nuclear)(1)                            4,272                 4,024              26           75%
-------------------------------------------------------------------------------------------------------------------

Total                                            $   6,964             $   6,241         $    57
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

Estimated remaining commitments for noncancelable leases at June 30, 2001, were:

         Year ended December 31,                                                   In millions
-------------------------------------------------------------------------------------------------
         2001                                                                         $  8
         2002                                                                           13
         2003                                                                           12
         2004                                                                           10
         2005                                                                            8
         Thereafter                                                                     17
-------------------------------------------------------------------------------------------------
         Total                                                                        $ 68
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

Decommissioning expense was $16 million, $27 million and $72 million for the three, six and twelve months ended
June 30, 2001, respectively, and $38 million, $61 million and $115 million for the three, six and twelve months ended June 30, 2000.  The accumulated provision for decommissioning, excluding San Onofre Unit 1, was
$1.4 billion at June 30, 2001, at December 31, 2000, and at June 30, 2000.  The estimated costs to decommission
San Onofre Unit 1 (approximately $328 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust investments (cost basis) include:

                                             Maturity              June 30,       December 31,        June 30,
     In millions                               Dates                 2001             2000              2000
----------------------------------------------------------------------------------------------------------------
     Municipal bonds                        2001 - 2029          $    499         $    548          $    668
     Stocks                                     --                    605              531               473
     U.S. government issues                2002 - 2029                372              421               401
     Short-term and other                      2001                   223              220               168
----------------------------------------------------------------------------------------------------------------
     Total                                                        $ 1,699          $ 1,720           $ 1,710
----------------------------------------------------------------------------------------------------------------

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning.  Net earnings (loss) were $(3) million, $(16) million and $(9) million for the three, six and twelve months ended June 30, 2001, respectively, and $22 million, $31 million and $65 million for the three, six and twelve months ended June 30, 2000, respectively.  Proceeds from sales of securities (which are reinvested) were $532 million, $1.3 billion and $3.4 billion for the three, six and twelve months ended June 30,
2001, respectively, and $807 million, $2.5 billion and $4.1 billion for the three, six and twelve months ended
June 30, 2000, respectively.  Approximately 91% of the trust fund contributions were tax-deductible.

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

Certain minimum commitments for the years 2001 through 2005 are estimated below:

     In millions                                          2001       2002       2003       2004       2005
------------------------------------------------------------------------------------------------------------

     Fuel supply contracts                               $ 143      $ 108      $ 108      $  97      $  97
     Purchased-power capacity payments                     636        629        629        626        624
------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Contingencies

In addition to the matters disclosed in these notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business.  SCE believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

Energy Crisis Issues

In October 2000, a federal class action securities lawsuit was filed against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit involves securities fraud claims arising from alleged improper accounting for the TRA undercollections.  The second amended complaint is supposedly filed on behalf of a class of persons who purchased Edison International common stock between July 21, 2000, and April 17, 2001.
This lawsuit has been consolidated with another similar lawsuit filed on March 15, 2001.  A consolidated class action complaint was filed on August 3, 2001.  SCE and Edison International have until September 17, 2001, to respond to the consolidated complaint.  SCE believes that its current and past accounting for the TRA undercollections and related items is appropriate and in accordance with accounting principles generally accepted in the United States.

Lawsuits have been filed against SCE by various QFs, including geothermal, wind and cogeneration suppliers.  The lawsuits are seeking payments of at least $833 million for energy and capacity supplied to SCE under QF contracts, and in some cases for additional damages as well.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell the power to other purchasers.  The state court cases have largely been coordinated before a single trial judge.  SCE has reached agreements with QFs representing about 95% of the QF renewable and cogeneration energy provided to SCE.  The agreements provide for stays of litigation, payments to the QFs upon occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation expenditures in each of the next several years are expected to range from $10 million to $20 million.  Recorded expenditures for the twelve months ended June 30, 2001, were $19 million.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of San
Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective
June 1994.  The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than
$10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $176 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and
Palo Verde.  Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements.  Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage.  Primarily, a mutual insurance company owned by utilities with nuclear facilities issues these policies.  If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

programs, SCE could be assessed retrospective premium adjustments of up to $19 million per year.  Insurance premiums are charged to operating expense.

Spent Nuclear Fuel

Under federal law, the DOE is responsible for the selection and development of a facility for disposal of spent nuclear fuel and high-level radioactive waste.  Such a facility was to be in operation by January 31, 1998.
However, the DOE did not meet its obligation.  It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at San
Onofre.  Current capability to store spent fuel is estimated to be adequate through 2005.  SCE is conducting engineering studies and evaluating the cost of constructing an interim fuel storage facility for Units 2 and 3.
The development and construction of an interim fuel storage facility for Unit 1 is in progress as part of the decommissioning project.  Costs for the interim fuel storage facility for Unit 1 are fully funded from the decommissioning trust.

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
Under the legislation and CPUC decisions, prices for wholesale purchases of electricity from power suppliers are set by markets while the retail prices paid by utility customers for electricity delivered to them remain frozen at June 1996 levels except for the 1(cent)-per-kWh and 3(cent)-per-kWh surcharges effective first quarter 2001.  See further discussion of the CPUC rate increases in Rate Stabilization Proceedings.  Beginning in May 2000, SCE's
costs to obtain power (at wholesale electricity prices) for resale to its customers substantially exceeded revenue from frozen rates.  The shortfall was accumulated in the transition revenue account (TRA), a
CPUC-authorized regulatory asset, prior to the retroactive transfer of the TRA balance to the transition cost balancing account (TCBA), as discussed below.  SCE has borrowed significant amounts of money to finance its electricity purchases, creating a severe financial drain on SCE.

On April 9, 2001, SCE and the California Department of Water Resources (CDWR) executed a memorandum of understanding (MOU) which sets forth a comprehensive plan calling for legislation, regulatory action and definitive agreements to resolve important aspects of the energy crisis, and which is expected to help restore
SCE's creditworthiness and liquidity.  The Governor of California and his representatives participated in the negotiation of the MOU, and the Governor endorsed implementation of all the elements of the MOU.  SCE and the
CDWR committed in the MOU to proceed in good faith to sponsor and support the required legislation and to negotiate in good faith the necessary definitive agreements.  The legislation required to implement the MOU is in doubt and a number of alternative measures have been proposed in the legislature.  See further discussion in
Memorandum of Understanding with the CDWR.

Accounting principles generally accepted in the United States permit SCE to defer costs and record regulatory assets if those costs are determined to be probable of recovery in future rates.  When SCE determined that regulatory assets, such as the TRA and the TCBA, were no longer probable of recovery through future rates, they were written off.  The TCBA is a regulatory balancing account that tracks the recovery of generation-related transition costs, including stranded investments.  SCE assessed the probability of recovery of the undercollected costs that were previously recorded in the TCBA in light of the CPUC's March 27, 2001, and April 3, 2001, decisions, including the retroactive transfer of balances from SCE's TRA to its TCBA and related changes that are discussed in more detail in Rate Stabilization Proceedings.  These decisions and other regulatory and legislative actions did not meet SCE's prior expectation that the CPUC would provide adequate cost recovery mechanisms.
Until legislative and regulatory actions are taken, SCE is unable to conclude that its undercollected costs that are recovered through the TCBA mechanism are probable of recovery in future rates.  As a result, SCE's financial results for the year ended December 31, 2000, included an after-tax charge of approximately $2.5 billion
($4.2 billion on a pre-tax basis), reflecting a write-off of the TCBA and net regulatory assets to be recovered through the TCBA mechanism, as of December 31, 2000.  In addition, SCE currently does not have regulatory authority to recover any purchased-power costs it incurs during 2001 in excess of revenue from retail rates.
Transition costs in excess of transition revenue are charged against earnings in 2001 absent a regulatory or legislative solution, such as implementation of the actions called for in the MOU that make recovery of such costs probable.  Unrecovered transition costs charged to earnings were $724 million (after tax) for the six months ended June 30, 2001.  This resulted in further material declines in reported common shareholder's equity, particularly in light of the CPUC's failure to provide SCE with sufficient rate increases to cover its ongoing costs and obligations.  The December 31, 2000, write-off also caused SCE to be unable to meet an earnings test that must be met before SCE can issue additional first mortgage bonds.  If a rate mechanism provided by legislation or regulatory authority is established that makes recovery from regulated rates probable as to all or a portion of the amounts that were previously charged against earnings, accounting standards provide that a regulatory asset would be reinstated with a corresponding increase in earnings.

The following pages include a discussion of the history of the TRA and TCBA and related circumstances, the devastating effect on the financial condition of SCE of undercollections recorded in the TRA and TCBA, the current status of the undercollections, the impact of the CPUC's March 27, 2001, decisions and related matters, and possible resolution of the current crisis through implementation of the MOU or other corrective action.

Results of Operations

Earnings

SCE earned $28 million for the three months ended June 30, 2001, and recorded a loss of $570 million, and $2.9 billion, respectively, for the six and twelve months ended June 30, 2001.  SCE's second quarter earnings included
$63 million (after tax) of transition costs in excess of transition revenue during the second quarter of 2001.
The year-to-date and twelve-months-ended losses reflect $724 million (after tax) of transition costs in excess of transition revenue during the first six months of 2001.  For financial reporting purposes, these undercollected costs are no longer accumulated in the TCBA for financial reporting purposes and instead are expensed as incurred.  The twelve-months-ended loss also included a write-off of the TCBA and other generation-related regulatory assets and liabilities in the amount of $2.5 billion (after tax) as of December 31, 2000.

Accounting principles generally accepted in the United States require SCE at each financial statement date to assess the probability of recovering its regulatory assets through a regulatory process.  Based on the new rules arising from the CPUC's March 27, 2001, rate stabilization decision, the $4.5 billion TRA undercollection as of
December 31, 2000, and the coal and hydroelectric balancing account overcollections were reclassified, and the
TCBA balance was recalculated to be a $2.9 billion undercollection (see further discussion of the CPUC rate increase in the Rate Stabilization Proceeding section and the components of the TCBA undercollection in the
Status of Transition and Power-Procurement Cost Recovery section of Regulatory Environment).  The implementation of the MOU (see further discussion in Memorandum of Understanding with the CDWR) requires various regulatory and legislative actions to be taken in the future.  Until those actions or other corrective actions in other proceedings are taken, which would include modifying or reversing recent CPUC decisions that impair recovery of
SCE's power procurement and transition costs, SCE is unable to conclude that, under applicable accounting principles, the $2.9 billion TCBA undercollection (as recalculated above) and $1.3 billion (book value) of other net regulatory assets that were to be recovered through the TCBA mechanism by the end of the rate freeze, were probable of recovery through the rate-making process as of December 31, 2000.  As a result, SCE's December 31,
2000, income statement included a $4.0 billion charge to provisions for regulatory adjustment clauses and a $1.5 billion net reduction in income tax expense, to reflect the $2.5 billion (after tax) write-off.

If and when regulatory and legislative actions are taken that make such recovery probable, the regulatory assets written off as of December 31, 2000, and the undercollected costs incurred in 2001, would be restored to the balance sheet, with a corresponding increase to earnings of approximately $3.2 billion (after tax).

As stated above, SCE earned $28 million and recorded losses of $570 million and $2.9 billion, respectively, for the three, six and twelve months ended June 30, 2001, compared with earnings of $156 million, $270 million and
$570 million, respectively, for the same periods in 2000.  Excluding the undercollected transition costs that are no longer accumulated in balancing accounts for financial reporting purposes and instead are expensed as incurred
($63 million after tax), SCE's second quarter 2001 earnings were $91 million, down $65 million from the prior-year period.  The quarterly decrease was mainly due to lower earnings resulting from the February 2001 fire and resulting outage at the San Onofre Nuclear Generating Station (see further discussion of the fire in the San
Onofre Nuclear Generating Station section) and higher interest expense resulting from SCE's deteriorated financial condition.  Excluding the $724 million (after tax) of undercollected transition costs expensed in the first six months of

2001, SCE would have earned $154 million for the year-to-date period ended June 30, 2001. The $116 million decrease for the six-month period ended June 30, 2001, from the same period in 2000, was mostly the result of lower earnings resulting from the February 2001 fire and resulting outage at San Onofre and higher interest expense.  Excluding the
$724 million (after tax) of undercollected transition costs expended in 2001 and the $2.5 billion (after tax)
December 31, 2000, write-off, SCE would have earned $356 million for the twelve months ended June 30, 2001.  Excluding the $15 million one-time tax benefit SCE recorded in fourth quarter 1999 due to an Internal Revenue Service ruling,
SCE's earnings for the twelve months ended June 30, 2000, were $556 million.  The $200 million decrease for the twelve months ended June 30, 2001, from the prior-year period, was mainly the result of the outage at San Onofre Unit 3 and higher interest expense, partially offset by lower operating and maintenance costs.

Unless a rate-making mechanism is implemented in accordance with the MOU described above or other necessary rate-making action is taken, future net undercollections of transition costs will be charged to earnings as the losses are incurred.  SCE anticipates that the losses resulting from these undercollections will continue unless a rate-making mechanism is established.

Operating Revenue

SCE's customers are able to choose to purchase power directly from an energy service provider, thus becoming direct access customers, or continue to have SCE purchase power on their behalf.  Most direct access customers are billed by SCE, but given a credit for the generation portion of their bills.  Under Assembly Bill 1 (First
Extraordinary Session, AB 1X), enacted on February 1, 2001, the CPUC was directed (on a schedule it determines)
to suspend the ability of retail customers to select alternative providers of electricity until the CDWR stops buying power for retail customers.  The CPUC has not yet acted on this directive.

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

Operating revenue decreased for the three, six and twelve months ended June 30, 2001, compared to the same periods in 2000, primarily because SCE no longer supplies its customers with all of their electricity needs
(since mid-January 2001).  Operating revenue was reduced by $461 million, $718 million and $718 million, respectively, for the three, six and twelve months ended June 30, 2001.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR or through the Independent System Operator (ISO)
on behalf of SCE's customers beginning January 18, 2001, are being remitted to the CDWR and are not considered revenue to SCE.  See CDWR Power Purchases discussion.  The quarterly and year-to-date decreases were also the result of a 6% decrease in retail sales volume, primarily the result of conservation efforts.  The effects of the
1(cent)-per-kWh and 3(cent)-per-kWh surcharges, as well as the credit given to customers who chose direct access during second quarter 2000 partially offset the quarterly decreases discussed above.  The direct access credits decreased during the second quarter of 2001 due to a fewer number of direct access customers in 2001, as well as a lower basis used in calculating the amount of the credit.  The lower basis in 2001 relates to SCE's frozen rates, as opposed to the California Power Exchange (PX) market price, which was the basis in 2000.  The year-to-date and twelve-months-ended decreases were also due to decreases in revenue related to operation and maintenance services.  SCE is no longer providing these services to the independent power companies who now own the generating stations SCE sold in 1998.  Also contributing to the twelve-months-ended decrease in operating revenue was the credit given to customers who chose direct access , partially offset by an increase related to interruptible penalty revenue and the effects of the 1(cent)-per-kWh and 3(cent)-per-kWh surcharges effective first quarter 2001.

More than 93% of operating revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Operating Expenses

Fuel expense increased for both the three and six months ended June 30, 2001, compared with the same periods in
2000, primarily due to a fuel-related refund resulting from a settlement with another utility that SCE recorded in the second quarter of 2000.

Purchased-power expense increased significantly for the three, six and twelve months ended June 30, 2001, compared to the same periods in 2000.  The increases were the result of increased purchased-power expense related to qualifying facilities (QFs), bilateral contracts and interutility contracts.  The quarterly increase was partially offset by the absence of purchases from the PX and ISO in 2001.  In December 2000, the FERC eliminated the requirement that SCE buy and sell its purchased and generated power through the PX and ISO.  Due to SCE's noncompliance with the PX's tariff requirement for posting collateral for all transactions in the day-ahead and day-of markets as a result of the downgrade in its credit rating, the PX suspended SCE's market trading privileges effective mid-January 2001.  See further discussion of SCE's liquidity crisis in Financial Condition.
The year-to-date and twelve-months-ended increases were also the result of increased PX/ISO purchased-power expense.  See Purchased Power table in Note 1 to the Consolidated Financial Statements.  See further discussion in CDWR Power Purchases.

Prior to April 1998, SCE was required under federal law and CPUC orders to enter into contracts to purchase power from QFs at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources.  Purchased-power expense related to QFs increased for the three, six and twelve months ended June 30, 2001, compared to the year-earlier periods.  The increases were primarily due to the short-run avoided cost factor (which is based on the price of natural gas) of the QF contracts causing a significant increase in the payments to QFs.  The twelve-months-ended increase was partially offset by a fourth quarter 2000 contract adjustment, as well as the terms in some of the QF contracts reverting to lower prices.
The increases related to bilateral contracts were the result of SCE not having these contracts in 2000.  The increases related to interutility contracts were volume-driven.

PX/ISO purchased-power expense increased significantly between May 2000 and mid-January 2001, due to increased demand for electricity in California, dramatic price increases for natural gas (a key input of electricity production), and structural problems within the PX and ISO.  For the twelve months ended June 30, 2001, the increased volume of higher-priced PX purchases was minimally offset by increases in PX sales revenue and ISO net revenue, as well as the use of risk management instruments (gas call options and PX block forward contracts).
The gas call options (which were sold in October 2000) and the PX block forward contracts mitigated SCE's transition cost recovery exposure to increases in energy prices.  For the twelve months ended June 30, 2001, compared to the same period in 2000, purchased-power expense was reduced by $55 million and $432 million, respectively, due to SCE's use of gas call options and PX block forward contracts.

Provisions for regulatory adjustment clauses decreased for the six months ended June 30, 2001, compared to the year-earlier period.  The decrease primarily resulted from SCE no longer accumulating undercollected transition costs in the TCBA for financial reporting purposes, as well as undercollections related to the administration of energy conservation programs and other public benefit programs in 2001.  For the six months ended June 30, 2000,
SCE recorded overcollections related to the generation-related balancing accounts.  Provisions for regulatory adjustment clauses increased for the twelve months ended June 30, 2001, compared to the same period in 2000, mainly due to a $4.0 billion charge to the provisions related to the write-off of regulatory assets and liabilities as of December 31, 2000.  See further discussion of the write-off in the Earnings section.  In addition, the provisions also increased due to adjustments to reflect potential regulatory refunds related to the outcome of the CPUC's reevaluation of the operation of

the interruptible rate programs but decreased due to undercollections related to the administration of energy conservation programs and other public benefit programs.  SCE's use of gas call options increased the provisions by $134 million and $79 million, respectively, for the twelve months ended June 30, 2001, and June 30, 2000.

Depreciation, decommissioning and amortization expense decreased for the three, six and twelve months ended
June 30, 2001, compared to the prior-year periods, primarily due to a decrease in SCE's amortization expense.
Since SCE's December 31, 2000, write-off included the unamortized nuclear investment regulatory asset, SCE has not recorded any amortization expense related to this asset during the first six months of 2001.

Other Income and Deductions

Interest and dividend income increased for the twelve months ended June 30, 2001, compared to the year-earlier period, primarily due to an overall higher cash balance as SCE conserves cash due to its liquidity crisis.

Other nonoperating income decreased for the three, six and twelve months ended June 30, 2001.  The quarterly and year-to-date decreases were primarily due to the gains on sales of equity investments during second quarter
2000.  The year-to-date decrease was also the result of CPUC-approved shareholder incentives related to QF contract restructurings in first quarter 2000.  The twelve-months-ended decrease was mainly the result of lower earnings from energy conservation programs, lower earnings from life insurance investments for executives and lower gains on the sales of equity investments.

Interest expense - net of amounts capitalized increased for the three, six and twelve months ended June 30, 2001, compared to the year-earlier periods.  The increases were primarily due to additional long-term debt and higher short-term debt balances.  Higher interest expense resulting from balancing account overcollections at SCE also contributed to the twelve-months-ended increase.

Other nonoperating deductions decreased for the three, six and twelve months ended June 30, 2001, compared to the same periods in 2000, due to lower accruals for regulatory matters.

Income Taxes

Income taxes decreased for the three, six and twelve months ended June 30, 2001, compared to the year-earlier periods.  The quarterly decrease reflects a $51 million income tax benefit arising from the transition costs in excess of transition revenue.  The year-to-date and twelve-months-ended decreases reflect a $548 million income tax benefit arising from transition costs in excess of transition revenue during first six months of 2001.  The twelve-months-ended-decrease also reflects the $1.5 billion income tax benefit related to the $2.5 billion (after tax) write-off as of December 31, 2000, of regulatory assets and liabilities.  Absent the tax benefits discussed above, the decreases in income tax expense were the result of lower pre-tax income.

Financial Condition

SCE's liquidity is primarily affected by power purchases, debt maturities, access to capital markets, dividend payments and capital expenditures.  Capital resources include cash from operations and external financings.  As a result of SCE's deteriorating financial condition (further discussed in Liquidity Crisis), at June 30, 2001, the fair market value of $531 million of its short-term debt was approximately 70% of its carrying value.

Liquidity Crisis

Sustained higher wholesale energy prices that began in May 2000 persisted through June 2001.  This resulted in increasing undercollections in the TRA and TCBA.  The increasing undercollections, coupled with SCE's anticipated near-term capital requirements (detailed in the Cash Flows from Investing Activities section of Financial Condition) and the adverse reaction of the credit markets to continued regulatory uncertainty regarding
SCE's ability to recover its current and future power procurement costs, have materially and adversely affected SCE's liquidity.  As a result of its liquidity crisis, SCE has taken and is taking steps to conserve cash so that it can continue to provide service to its customers.  As a part of this process, beginning in January 2001 SCE temporarily suspended payments of certain obligations for principal and interest on outstanding debt and for purchased power.  As of July 31, 2001, SCE had $3.3 billion in obligations that were unpaid and overdue including:  (1) $878 million to the PX or ISO; (2) $1.2 billion to QFs; (3) $230 million in PX energy credits for energy service providers; (4) $531 million of matured commercial paper; and (5) $400 million of principal on its
5-7/8% and 6-1/2% senior unsecured notes.  As applicable, unpaid obligations will continue to accrue interest.

SCE's failure to pay when due the principal amount of the 5-7/8% and 6-1/2% senior unsecured notes constituted a default on the series, entitling those noteholders to exercise their remedies.  Such failure and the failure to pay commercial paper when due could also constitute an event of default on all the other series of senior unsecured notes (totaling $2.2 billion of outstanding principal) if the trustee or holders of 25% in principal amount of the notes give a notice demanding that the default be cured, and SCE does not cure the default within
30 days.  Such failures are also an event of default under SCE's credit facilities and bilateral credit agreements, entitling those lenders to exercise their remedies including potential acceleration of the outstanding borrowings of $1.65 billion.  If a notice of default is received, SCE could cure the default only by paying $931 million in overdue principal to holders of commercial paper and the 5-7/8% and 6-1/2% senior unsecured notes.  Making such payment would further impact SCE's liquidity.  If a notice of default were received and not cured, and the trustee or noteholders were to declare an acceleration of the outstanding principal amount of the senior unsecured notes, SCE would not have the cash to pay the obligation and could be forced to declare bankruptcy.  As a result of the default on the two series of senior unsecured notes, SCE's other senior unsecured notes and subordinated debentures ($1.85 billion) have been classified as due within one year in the accompanying financial statements.  If SCE is found responsible for purchases of power by the CDWR or the ISO for sale to
SCE's customers on or after January 18, 2001, SCE's unpaid obligations as of July 31, 2001, could increase by as much as $1.9 billion.  This amount could increase or decrease depending on CPUC or FERC decisions regarding payments and refunds.  See additional discussion in CDWR Power Purchases.  These stated amounts representing past or future obligations for purchased power, PX energy credits and certain other items include amounts that are in dispute, and the publishing of these amounts is not an admission by SCE of liability for any disputed amounts.

Subject to certain conditions, the bank lenders under SCE's credit facilities agreed to forbear from exercising remedies, including acceleration of borrowed amounts, against SCE with respect to the event of default arising from the failure to pay the 5-7/8% and 6-1/2% senior unsecured notes, and commercial paper when due.  The $200 million short-term bank credit facility's maturity date has been extended to September 15, 2001, under a forbearance agreement that has been extended three times and currently expires on the same day.  SCE has $400 million in bilateral credit agreements that expire in late September 2001.  SCE has not entered into forbearance agreements with the lenders under the bilateral credit agreements.  At July 31, 2001, SCE had estimated cash reserves of approximately $1.7 billion (after deducting $419 million of designated funds), which was approximately $1.6 billion less than its outstanding unpaid obligations (discussed above) and overdue amounts of preferred stock dividends (see below).  As of March 31, 2001, SCE resumed payment of interest on its debt obligations.  If the MOU is implemented, it is expected to allow SCE to recover its undercollected costs and to help restore SCE's creditworthiness, which would allow SCE to pay all of its past due obligations.

On March 27, 2001, the CPUC issued decisions ordering SCE and other investor-owned utilities to pay QFs for power deliveries on a going forward basis, commencing with April 2001 deliveries, and on the California Procurement
Adjustment (CPA) calculation including the approval of a 3(cent)-per-kWh rate increase.  One of the CPUC decisions also modified the formula used in calculating payments to QFs by substituting natural gas index prices based on deliveries at the Oregon border rather than the index prices at the Arizona border.  The changes apply to all QFs, where appropriate, regardless of whether they use natural gas or other resources such as solar or wind.

Based on these decisions, the uncertainty about the amount of revenue the CDWR will require to pay its bond and energy procurement costs, and how much of this revenue requirement will be allocated to SCE (see CDWR Power
Purchases), SCE estimates that future cash may not be sufficient to cover retained generation, purchased-power and transition costs.  In comments filed with the CPUC in March and April 2001, SCE provided a forecast showing that the net effects of the rate increase, the payment ordered to be made to the CDWR, and the QF decision could result in a shortfall to the CPA calculation during 2001.  To implement the MOU, it will be necessary for the
CPUC to modify or rescind these decisions.

In light of SCE's liquidity crisis, its Board of Directors did not declare quarterly common stock dividends to
SCE's parent, Edison International, in December 2000, March 2001 or June 2001.  Also, SCE's Board has not declared the regular quarterly dividends for any of SCE's cumulative preferred stock in 2001.  As of July 31, 2001, SCE's preferred stock dividends in arrears were $11 million.  As a result of SCE's $2.5 billion charge to earnings as of December 31, 2000, SCE's retained earnings are now in a deficit position and therefore under California law,
SCE will be unable to pay dividends as long as a deficit remains, unless SCE meets certain conditions under which dividends can be paid from sources other than retained earnings.  SCE does not meet these conditions.  As long as accumulated dividends on SCE's preferred stock remain unpaid, SCE cannot pay any dividends on its common stock.

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

SCE's future liquidity depends, in large part, on whether action by the California Legislature and the CPUC is taken in a manner sufficient to resolve the energy crisis and the cash flow deficit created by the current rate structure and the volatility in the price of wholesale electricity and natural gas.  Without a change in circumstances, resolution of SCE's liquidity crisis and its ability to continue to operate outside of bankruptcy is uncertain.  SCE's independent accountant's opinion on the accompanying financial statements includes an explanatory paragraph which states that the issues from the California energy crisis raise substantial doubt about SCE's ability to continue as a going concern.

Cash Flows from Operating Activities

Despite SCE's net income of $34 million and losses of $559 million and $2.9 billion, respectively, for the three, six and twelve months ended June 30, 2001, net cash provided by operating activities was $185 million, $1.4 billion and $1.2 billion, primarily due to SCE temporarily suspending payments for interest on outstanding debt and for purchased power beginning in January 2001.  For the second quarter of 2001, cash provided by operations was negatively affected by SCE resuming the interest payments on its debt obligations and payments to the QFs on a going-forward basis.

Beginning with the first quarter 2001 calculation, the cash flow coverage of dividends is no longer meaningful due to SCE's inability to pay dividends (discussed above in the Liquidity Crisis section).  For the twelve months ended June 30, 2001, the cash flow coverage of dividends was 6.3 times compared to 2.7 times for the same period in 2000.  The increase in 2001 reflects SCE's inability to pay dividends, as well as an increase in cash flows from operating activities, which reflects SCE's conservation of cash.

SCE's estimates of cash available for operations in 2001 assume, among other things, satisfactory reimbursement of costs incurred during California's energy crisis, the receipt of adequate and timely rate relief, and the realization of its assumptions regarding cost increases, including the cost of capital.

Cash Flows from Financing Activities

At June 30, 2001, SCE had drawn on its entire credit lines of $1.65 billion.  These unsecured lines of credit have various expiration dates and, when available, can be drawn down at negotiated or bank index rates.  Under terms of an executed forbearance agreement, SCE's $200 million, 364-day credit facility is due to expire on
September 15, 2001.  SCE's $400 million bilateral credit agreements expire in late September 2001.  The remainder expire in May 2002.

Short-term debt is used to finance balancing account undercollections, fuel inventories and general cash requirements, including purchased-power payments.  Long-term debt is used mainly to finance capital expenditures.  External financings are influenced by market conditions and other factors.  Because of the $2.5 billion charge to earnings as of December 31, 2001, SCE does not currently meet the interest coverage ratios that are required for SCE to issue additional first mortgage bonds or preferred stock.  In addition, because of its current liquidity and credit problems, SCE is unable to obtain financing of any kind.

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

Long-term debt maturities and sinking fund requirements for the five twelve month periods following June 30,
2001, are:  2002 - $947 million; 2003 - $572 million; 2004 - $1.2 billion; 2005 - $372 million; and 2006 -
$447 million.  These projections assume no acceleration of payments arising from default.  See further discussion in Liquidity Crisis.

Preferred stock redemption requirements for the five twelve month periods following June 30, 2001, are: 2002 -
$105 million; 2003 - $9 million; 2004 - $9 million; 2005 - $9 million; and 2006 - $9 million.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.  Decommissioning costs are recovered in utility rates.  These costs are expected to be funded from independent decommissioning trusts that receive SCE contributions of approximately $25 million per year.  In 1995, the CPUC determined the restrictions related to the investments of these trusts.  They are: not more than 50% of the fair market value of the qualified trusts may be invested in equity securities; not more than 20% of the fair market value of the trusts may be invested in international equity securities; up to 100% of the fair market values of the trusts may be invested in investment grade fixed-income securities including, but not limited to, government, agency, municipal, corporate, mortgage-backed, asset-backed, non-dollar, and cash equivalent securities; and derivatives of all descriptions are prohibited.  Contributions to the decommissioning trusts are reviewed every three years by the CPUC.  The contributions are determined from an analysis of estimated decommissioning costs, the current value of trust assets and long-term forecasts of cost escalation and after-tax return on trust investments.  Favorable or unfavorable investment performance in a period will not change the amount of contributions for that period.  However, trust performance for the three years leading up to a CPUC review proceeding will provide input into future contributions.  SCE's costs to decommission San Onofre
Unit 1 are paid from the nuclear decommissioning trust funds.  These withdrawals from the decommissioning trusts are netted with the contributions to the trust funds in the Statements of Cash Flows.

SCE's projected construction expenditures for 2001 are $676 million.  This projection reflects SCE's cost-cutting measures discussed above in the Liquidity Crisis section.

Market Risk Exposures

SCE's primary market risk exposures arise from fluctuations in both energy prices and interest rates.
Additionally, natural gas is a key input for the prices that all QFs (including non-gas QFs) may charge to SCE.
SCE is exposed to changes in the spot market price for natural gas.  SCE's risk management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

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

Since April 1998, the price SCE paid to acquire power on behalf of customers was allowed to float, in accordance with the 1996 electric utility restructuring law.  Until May 2000, retail rates were sufficient to cover the cost of power and other SCE costs.  However, between May 2000 and June 2001, market power prices have escalated, creating a substantial gap between costs and retail rates.  In response to the dramatically higher prices, the
ISO and the FERC have placed certain caps on the price of power, but these caps are set at high levels and are not entirely effective (see further discussion in Wholesale Electricity
Markets).

SCE attempted to hedge a portion of its exposure to increases in power prices.  However, the CPUC has approved a very limited amount of hedging.  In November 2000, SCE began purchases of energy through bilateral forward contracts.  At June 30, 2001, the nominal value of SCE's bilateral forward contracts was $419 million.  See further discussion of bilateral forward contracts in Note 4 to the Consolidated Financial Statements.

In accordance with a new accounting standard for derivatives, on January 1, 2001, SCE recorded its block forward contracts at fair value on the balance sheet.  Because SCE has temporarily suspended payments for purchased power since January 16, 2001, the PX sought to liquidate SCE's remaining block forward contracts.  Before the PX could do so, on February 2, 2001, the state seized the contracts, which at that time had an unrealized gain of approximately $500 million.  If the MOU is implemented, SCE will relinquish all claims against the state for seizing these contracts.  If the MOU is not implemented, SCE believes that it should be compensated for the reasonable value of these contracts under law, and would pursue the matter.  SCE's June 30, 2001, balance sheet no longer includes these contracts.

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

Regulatory Environment

SCE operates in a highly regulated environment and has an exclusive franchise within its service territory.  SCE has an obligation to deliver electric service to its customers and regulatory authorities have an obligation to provide just and reasonable rates.  In 1996, state lawmakers and the CPUC initiated the electric industry restructuring process.  SCE was directed by the CPUC to divest the bulk of its generation portfolio.  Today, independent power companies own the divested generating plants.  The electric industry restructuring plan also instituted a multi-year freeze on the rates that SCE could charge its customers and transition cost recovery mechanisms (as described in Status of Transition and Power-Procurement Cost Recovery) designed to allow SCE to recover its stranded costs associated with generation-related assets.  California's electric industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998.  These frozen rates (except for the surcharges effective first quarter 2001) are to remain in effect until the earlier of March 31, 2002, or the date when the CPUC-authorized costs for utility-owned generation assets and obligations are recovered.  However, between May 2000 and June
2001, the prices charged by sellers of power have escalated far beyond what SCE can currently charge its customers.  See further discussion in Wholesale Electricity Markets.

Generation and Power Procurement

During the rate freeze, revenue from generation-related operations has been determined through the market and transition cost recovery mechanisms, which included the nuclear rate-making agreements.  The portion of revenue related to coal generation plant costs (Mohave Generating Station and Four Corners Generating Station) that was made uneconomic by electric industry restructuring was eligible for recovery through the transition cost recovery mechanisms.  After April 1, 1998, coal generation operating costs have been recovered through the market.  The excess of power sales revenue from the coal generating plants over the plants' operating costs has been accumulated in a coal generation balancing

account.  SCE's costs associated with its hydroelectric plants have been recovered through a performance-based mechanism.  The mechanism set the hydroelectric revenue requirement and established a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurred first.  The mechanism provided that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement is accumulated in a hydroelectric balancing account.  In accordance with a CPUC decision issued in 1997, the credit balances in the coal and hydroelectric balancing accounts were transferred to the TCBA at the end of 1998 and 1999.  However, due to the
CPUC's March 27, 2001, rate stabilization decision, the credit balances in these balancing accounts were transferred to the TRA on a monthly basis, retroactive to January 1, 1998.  In addition, the TRA balance, whether over- or undercollected, was transferred to the TCBA on a monthly basis, retroactive to January 1, 1998.  Due to a December
2000 FERC order, SCE is no longer required to buy and sell power exclusively through the ISO and PX.  In mid-January
2001, the PX suspended SCE's trading privileges for failure to post collateral due to SCE's rating agency downgrades.
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
The Palo Verde plan commenced in January 1997 and ends in December 2001.  On May 4, 2001, SCE requested the CPUC to extend the Palo Verde plan through December 2002.  The CPUC has not yet ruled on this request.  The benefits of operation of the San Onofre units and the Palo Verde units are required to be shared equally with ratepayers beginning in 2004 and 2002, respectively.  On May 4, 2001, SCE requested that the post-2003 and post-2001 benefit sharing provisions of the current San Onofre and Palo Verde rate-making mechanisms be eliminated contingent upon implementation of the MOU.  In a June 2001 decision, the CPUC granted SCE's request to eliminate the San Onofre post-2003 benefit sharing mechanism based on compliance with a recently enacted state law and not contingent upon implementation of the MOU.  The CPUC has not yet ruled on SCE's similar request regarding Palo Verde.  Beginning
January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the TCBA mechanism.  These rate-making plans and the TCBA mechanism will continue for rate-making purposes at least through the end of the rate freeze period.  However, due to the various unresolved regulatory and legislative issues (as discussed in
Status of Transition and Power-Procurement Cost Recovery), SCE is no longer able to conclude that the unamortized nuclear investment regulatory assets (as discussed in Accounting for Generation-Related Assets and Power
Procurement Costs) are probable of recovery through the rate-making process.  As a result, these balances were written off as a charge to earnings as of December 31, 2000 (see further discussion in Earnings).

In 1999, SCE filed an application with the CPUC establishing a market value for its hydroelectric generation-related assets at approximately $1.0 billion (almost twice the assets' book value) and proposing to retain and operate the hydroelectric assets under a performance-based, revenue-sharing mechanism.  If approved by the CPUC, SCE would be allowed to recover an authorized, inflation-indexed operations and maintenance allowance, as well as a reasonable return on capital investment.  A revenue-sharing arrangement would be activated if revenue from the sale of hydroelectricity exceeds or falls short of the authorized revenue requirement.  SCE would then refund 90% of the excess revenue to ratepayers or recover 90% of any shortfalls from ratepayers.  If the MOU is implemented, SCE's hydroelectric assets will be retained through 2010 under cost-based rates, or they may be sold to the state if a sale of SCE's

transmission assets is not completed under certain circumstances.  In June 2000, SCE credited the TCBA with the estimated excess of market value over book value of its hydroelectric generation assets and simultaneously recorded the same amount in the generation asset balancing account (GABA), in accordance with a CPUC decision.
This balance was to remain in GABA until final market valuation of the hydroelectric assets.  If there were a difference in the final market value, it would have been credited to or recovered from customers through the
TCBA.  Due to the various unresolved regulatory and legislative issues (as discussed in Status of Transition and Power-Procurement Cost Recovery), the GABA transaction was reclassified back to the TCBA, and as discussed in the Earnings section, the TCBA balance (as recalculated based on a March 27, 2001, CPUC interim decision discussed in Rate Stabilization Proceedings) was written off as of December 31, 2000.

During 2000, SCE entered into agreements to sell its interest in the Mohave, Palo Verde and Four Corners generation stations.  The sales were pending various regulatory approvals.  Due to the shortage of electricity in
California and the increasing wholesale costs, state legislation was enacted in January 2001 barring the sale of utility generation stations until 2006.  Under the MOU, SCE would continue to retain its generation assets through 2010.

CDWR Power Purchases
--------------------

In accordance with an emergency order signed by the Governor, the CDWR began making emergency power purchases for
SCE's customers on January 18, 2001.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR and through the ISO are remitted directly to the CDWR and are not considered revenue to SCE.  On February 1, 2001, AB 1X was enacted into law.  AB 1X authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE, and authorized the CDWR to issue revenue bonds to finance electricity purchases.  On May 10, 2001, the Governor signed a bill authorizing the CDWR to issue up to $13.4 billion in bonds.  The law became effective August 8,
2001.  AB 1X directed the CPUC to determine the amount of the CPA as a residual amount of SCE's generation-related revenue, after deducting the cost of SCE-owned generation, QF contracts, existing bilateral contracts and ancillary services.  AB 1X also directed the CPUC to determine the amount of the CPA that is allocable to the power sold by the CDWR, which will be payable to the CDWR when received by SCE.  On March 7,
2001, the CPUC issued an interim order in which it held that the CDWR's purchases are not subject to prudency review by the CPUC, and that the CPUC must approve and impose, either as a part of existing rates or as additional rates, rates sufficient to enable the CDWR to recover its revenue requirements.

On March 27, 2001, the CPUC issued an interim order requiring SCE to pay the CDWR a per-kWh price equal to the applicable generation-related retail rate per kWh for electricity (based on rates in effect on January 5, 2001), for each kWh the CDWR sells to SCE's customers.  The CPUC determined that the generation-related retail rate should be equal to the total bundled electric rate (including the 1(cent)-per-kWh temporary surcharge adopted by the
CPUC on January 4, 2001) less certain nongeneration-related rates or charges.  For the period January 19 through
January 31, 2001, the CPUC ordered SCE to pay the CDWR at a rate of 6.277(cent)per kWh for power delivered to SCE's customers.  The CPUC determined that the applicable rate component is 7.277(cent)per kWh (which increased to 10.277
(cent) per kWh for electricity delivered after March 27, 2001, due to the 3(cent)-surcharge discussed in Rate
Stabilization Proceeding), for electricity delivered by the CDWR to SCE's retail customers after February 1, 2001, until more specific rates are calculated.  The CPUC ordered SCE to pay the CDWR within 45 days after the CDWR supplies power to retail customers, subject to penalties for each day the payment is late.

On July 23, 2001, the CDWR submitted a proposed $13.1 billion revenue requirement to the CPUC (revised to $12.6 billion on August 7, 2001) to pay its bonds' costs and energy procurement costs for 2001 and 2002.  In comments filed with the CPUC on August 3, 2001, SCE indicated that based on the CDWR methodology, SCE's share of the $13.1 billion revenue requirement would be approximately $5.8 billion, which would require SCE to increase its current payment to the CDWR from 10.277(cent)per kWh to 15.9(cent)per kWh.  SCE requested that the CPUC refrain from adopting a final revenue requirement until all parties receive information that is essential to understanding how the revenue requirement was calculated and its

relationship to the utilities' revenue requirement.  SCE also requested that the CPUC adopt fundamental principles, such as cost of service, to guide its view of the CDWR revenue requirement.  The CPUC will allow parties to file supplemental comments on the CDWR's revised revenue requirement on August 14, 2001.  To take actions that will make
SCE creditworthy, the CPUC will need to provide reasonable assurance that SCE will be able to recover its ongoing costs, including the costs associated with the CDWR's proposed revenue requirement.

SCE believes that the intent of AB 1X was for the CDWR to assume full responsibility for purchasing all power needed to serve the retail customers of electric utilities, in excess of the output of generating plants owned by the electric utilities and power delivered to the utilities under existing contracts.  However, the CDWR has stated that it is only purchasing power that it considers to be reasonably priced, leaving the ISO to purchase in the short-term market the additional power necessary to meet system requirements.  The ISO, in turn, takes the position that it will charge SCE for the costs of power it purchases in this manner.  If SCE is found responsible for purchases of power by the CDWR or ISO for sale to SCE's customers on or after January 18, 2001, SCE's purchased-power costs (and pre-tax loss) for the six months ended June 30, 2001, could increase by as much as
$1.9 billion (which includes bills received for January through May 2001, and an estimate for June 2001).  This amount could increase or decrease depending on CPUC or FERC decisions regarding payments and refunds.  In its
March 27, 2001, interim order, the CPUC stated that it cannot assume that the CDWR will pay for the ISO purchases and that it does not have the authority to order the CDWR to do so.  Litigation among certain power generators, the ISO and the CDWR (to which SCE is not a party), and proceedings before the FERC (to which SCE is a party), may result in rulings clarifying the CDWR's financial responsibility for purchases of power.  On April 6, 2001, the FERC issued an order confirming its February 14, 2001, order that the ISO must have a creditworthy buyer for any transactions.  SCE has not met the ISO's creditworthiness requirements since its credit ratings were downgraded in mid-January 2001.  As a result, SCE has protested and returned the bills it received from the ISO.
In any event, SCE takes the position that it is not responsible for purchases of power by the CDWR or the ISO on or after January 18, 2001, the day after the Governor signed the order authorizing the CDWR to begin purchasing power for utility customers.  SCE cannot predict the outcome of any of these proceedings or issues.  The MOU states that the CDWR will assume the entire responsibility for procuring the electricity needs of retail customers within SCE's service territory through December 31, 2002, to the extent those needs are not met by generation sources owned by or under contract to SCE (SCE's net short position).  Under the MOU, SCE will resume buying power for its net short position after 2002.  The MOU calls for the CPUC to adopt cost-recovery mechanisms to make it financially practicable for SCE to reassume this responsibility.

Status of Transition and Power-Procurement Cost Recovery
--------------------------------------------------------

SCE's transition costs include power purchases from QF contracts (which are the direct result of prior legislative and regulatory mandates), recovery of certain generating assets and other costs incurred to provide service to customers.  Other costs include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs and accelerated recovery of investment in nuclear generating units.  Recovery of costs related to power-purchase QF contracts is permitted through the terms of each contract.  Most of the remaining transition costs may be recovered through the end of the transition period (not later than March 31, 2002).  Although the MOU provides for, among other things, SCE to be entitled to sufficient revenue to cover its costs associated with retained generation and existing power contracts since January 2001, the implementation of the MOU requires the CPUC to modify various decisions (discussed in Rate Stabilization
Proceedings).  Until regulatory and legislative actions that make such recovery probable are taken, SCE is unable to conclude that the net regulatory assets related to purchased-power settlements, the unamortized loss on SCE's generating plant sales in 1998, and various other net regulatory assets related to certain generating assets are probable of recovery through the rate-making process.  As a result, these balances were written off as a charge to earnings as of December 31, 2000 (see further discussion in Earnings).

During the rate freeze period, there are three sources of revenue available to SCE for transition cost recovery:
revenue from the sale or valuation of generation assets in excess of book values, net market revenue from the sale of SCE-controlled generation into the ISO and PX markets and competition transition charge
(CTC) revenue.  Revenue from the sale or valuation of generation assets in excess of book values (state legislation enacted in January 2001 prohibits the sale of SCE's remaining generation assets until 2006) and from the sale of
SCE-controlled generation into the ISO and PX markets (see discussion in Generation and Power Procurement) is no longer available to SCE.  Net proceeds of the 1998 plant sales were used to reduce transition costs, which otherwise were expected to be collected through the TCBA mechanism.

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

As discussed in the Status of Transition and Power-Procurement Cost Recovery in Note 3 to the Consolidated
Financial Statements, CTC revenue is determined residually, the CTC applies to all customers who are using or begin using utility services on or after the CPUC's 1995 restructuring decision date, and residual CTC revenue is calculated through the TRA mechanism.  Under CPUC decisions in existence prior to March 27, 2001, positive residual CTC revenue (TRA overcollections) was transferred to the TCBA monthly; TRA undercollections were to remain in the TRA until they were offset by overcollections, or the rate freeze ended, whichever came first.
Between May 2000 and June 2001, market prices for electricity have been extremely high and there was insufficient revenue from customers under the frozen rates to cover all costs of providing service during that period, and therefore there was no positive residual CTC revenue transferred into the TCBA.  In accordance with the March 27,
2001, rate stabilization decision, both positive and negative residual CTC revenue is transferred to the TCBA on a monthly basis, retroactive to January 1, 1998 (see further discussion in Rate Stabilization Proceedings).

Recalculating the TCBA balance based on the March 2001 decision, resulted in positive residual CTC revenue (TRA overcollections) of $4.7 billion to recover SCE's transition costs from the beginning of the rate freeze (January
1, 1998) through April 2000.  Between May 2000 and January 18, 2001 (when the CDWR began making power purchases for SCE's customers), SCE's costs to provide power exceeded revenue from frozen rates.  Even though SCE is no longer supplying its customers with all of their electricity needs, SCE's total transition costs have continued
to exceed revenue from frozen rates.  As a result, the cumulative positive residual CTC revenue flowing into the
TCBA mechanism has been reduced from $4.7 billion to $2.7 billion as of June 30, 2001.  The cumulative TCBA undercollection (as recalculated) was $2.9 billion as of December 31, 2000, and $4.2 billion as of June 30,
2001.  A summary of the components of this cumulative undercollection as of June 30, 2001, is as follows:

     In millions
-----------------------------------------------------------------------------------------------------

     Transition costs recorded in the TCBA:
         QF and interutility costs                                                     $  5,590
         Amortization of nuclear-related regulatory assets                                3,561
         Depreciation of plant assets                                                       656
         Other transition costs                                                             760
-----------------------------------------------------------------------------------------------------

         Total costs                                                                     10,567
     Revenue available to recover transition costs                                       (6,331)
-----------------------------------------------------------------------------------------------------

         TCBA undercollections                                                         $  4,236
-----------------------------------------------------------------------------------------------------

Unless the regulatory and legislative actions that make such recovery probable are taken, SCE is unable to conclude that the recalculated TCBA net undercollection is probable of recovery through the rate-making process.
As a result, the $2.9 billion TCBA net undercollection was written off as a charge to earnings as of December 31,
2000 (see further discussion in Earnings), and an additional $1.4 billion in TCBA undercollections was charged to earnings for the six months ended June 30, 2001.  In its interim rate stabilization decision of March 27, 2001, the CPUC denied SCE's motion to end the rate freeze, and stated that it will not end until recovery of all specified transition costs (including TCBA undercollections as recalculated) or March 31, 2002.  For more details on the matters discussed above, see Rate Stabilization Proceedings.

Litigation
----------

In November 2000, SCE filed a lawsuit against the CPUC in federal court in California, seeking a ruling that SCE is entitled to full recovery of its past electricity procurement costs in accordance with the tariffs filed with the FERC.  The effect of such a ruling would be to overturn the prior decisions of the CPUC restricting recovery of TRA undercollections.  In January 2001, the court denied the CPUC's motion to dismiss the action and also denied SCE's motion for summary judgment without prejudice.  In February 2001, the court denied SCE's motion for a preliminary injunction ordering the CPUC to institute rates sufficient to enable SCE to recover its past procurement costs, subject to refund.  The court granted, in part, SCE's additional motion to specify certain material facts without substantial controversy, but denied the remainder of the motion and declined to declare at that time that SCE is entitled to recover the amount of its undercollected procurement costs.  In March 2001, the court directed the parties to be prepared for trial on July 31, 2001.  Per mutual agreement of the parties, a stay has been issued while SCE is attempting to further the MOU implementation process with the CPUC.  As discussed in the Memorandum of Understanding with the CDWR, if the other elements of the MOU are implemented, SCE will enter into a settlement of or dismiss its lawsuit against the CPUC seeking recovery of past undercollected costs.  The settlement or dismissal will include related claims against California or any of its agencies, or against the federal government.  SCE cannot predict whether or when a favorable final judgment or other resolution would be obtained in this legal action if it were to proceed to trial.

In October 2000, a federal class action securities lawsuit was filed against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit involves securities fraud claims arising from alleged improper accounting for the TRA undercollections.  The second amended complaint is supposedly filed on behalf of a class of persons who purchased Edison International common stock between July 21, 2000, and April 17, 2001.
This lawsuit has been consolidated with another similar lawsuit filed on March 15, 2001 (discussed below).  A consolidated class action complaint was filed on August 3, 2001.  SCE and Edison International have until
September 17, 2001, to respond to the consolidated complaint.  SCE believes that its current and past accounting for the TRA undercollections and related items, as described above, is appropriate and in accordance with accounting principles generally accepted in the United States.

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

In addition to the lawsuits filed against SCE and discussed above, SCE is involved in a number of state and federal lawsuits filed by QFs.  The lawsuits have been filed by various parties, including geothermal, wind and cogeneration suppliers.  The lawsuits are seeking payments of more than $833 million for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages as well.

Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that the may sell the power to other purchasers.  The state court cases have largely been coordinated before a single trial judge.  SCE has reached agreements with QFs representing about 95% of the QF renewable and cogeneration energy provided to SCE.  The agreements provide for stays of litigation, payments to the QFs upon occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.

SCE cannot predict the outcome of any of these matters.

Rate Stabilization Proceedings
------------------------------

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the current rate freeze ends on March 31, 2002, or earlier, depending on the pace of transition cost recovery.  In
December 2000, SCE filed an amended rate stabilization plan application, stating that the statutory rate freeze had ended in accordance with California law, and requesting the CPUC to approve an immediate 30% increase to be effective, subject to refund, January 4, 2001.  SCE's plan included a trigger mechanism allowing for rate increases of 5% every six months if SCE's TRA undercollection balance exceeds $1 billion.

In January 2001, independent auditors hired by the CPUC issued a report on the financial condition and solvency of SCE and its affiliates.  The report confirmed what SCE had previously disclosed to the CPUC in public filings about SCE's financial condition.  The audit report covers, among other things, cash needs, credit relationships, accounting mechanisms to track stranded cost recovery, the flow of funds between SCE and Edison International, and earnings of SCE's California affiliates.  On April 3, 2001, the CPUC adopted an order instituting investigation that reopens the past CPUC decision authorizing the utilities to form holding companies and initiates an investigation into: whether the holding companies violated requirements to give priority to the capital needs of their respective utility subsidiaries; whether ring-fencing actions by Edison International and
PG&E Corporation and their respective nonutility affiliates also violated the requirements to give priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  The MOU calls for the CPUC to adopt a decision clarifying that the first priority condition in SCE's holding company decision refers to equity investment, not working capital for operating costs.  The CPUC ordered testimony and briefing on these matters, which SCE filed in May and June 2001.  SCE cannot provide assurance that the CPUC will adopt such a decision, or predict what effects any investigation or any subsequent actions by the CPUC may have on SCE.

On March 27, 2001, the CPUC ordered a rate increase in the form of a 3(cent)-per-kWh surcharge applied only to going-forward electric power procurement costs, effective immediately, and affirmed that a 1(cent)interim surcharge granted in January 2001, is now permanent.  Although the 3(cent)-increase was authorized as of March 27, 2001, the surcharge was not collected in rates until the CPUC established a rate design on June 3, 2001.  The CPUC also ordered that the 3(cent)-surcharge be added to the rate paid to the CDWR (see CDWR Power Purchases).

Also, in the March 2001 order, the CPUC granted a petition previously filed by The Utility Reform Network and directed that the balance in SCE's TRA, whether over or undercollected, be transferred on a monthly basis to the
TCBA, retroactive to January 1, 1998.  Previous rules called only for TRA overcollections (residual CTC revenue)
to be transferred to the TCBA.  The CPUC also ordered SCE to transfer the coal and hydroelectric balancing account overcollections to the TRA on a monthly basis before any transfer of residual CTC revenue to the TCBA, retroactive to January 1, 1998.  Previous rules called for overcollections in these two balancing accounts to be transferred directly to the TCBA on an annual basis (see further discussion of the recalculation of the TCBA in
Status of Transition and Power-Procurement Cost Recovery).  SCE believes this interim order attempts to retroactively transform power purchase costs in the TRA into transition costs in the TCBA.  However, the CPUC characterized the accounting changes

as merely reducing the prior residual CTC revenue recorded in the TCBA, thus only affecting the amount of transition cost recovery achieved to date.  Based upon the transfer of balances into the TCBA, the CPUC denied
SCE's December 2000 filing to have the current rate freeze end, and stated that the rate freeze will not end until recovery of all specified transition costs or March 31, 2002; and that balances in the TRA cannot be recovered after the end of the rate freeze.  The CPUC also said that it would monitor the balances remaining in the TCBA and consider how to address remaining balances in the ongoing proceedings.  If the CPUC does not modify this decision in a manner acceptable to SCE, SCE intends to challenge this decision through all appropriate means.

Although the CPUC has authorized a substantial rate increase in its March 2001 order, it has allocated the revenue from the increase entirely to future purchased-power costs without addressing SCE's past undercollections for the costs of purchased power.  The CPUC's decisions do not assure that SCE will be able to meet its ongoing obligations or repay past due obligations.  By ordering immediate payments to the CDWR and QFs, the CPUC impacted
SCE's future cash flow and liquidity problems.  Additionally, the CPUC stated that AB 1X continues the utilities'
obligations to serve their customers, and stated that it cannot assume that the CDWR will purchase all the electricity needed above what the utilities either generate or have under contract (the net short position) and cannot order the CDWR to do so.  This could result in additional purchased power costs with no allowed means of recovery (see CDWR Power Purchases).  To take action that will restore SCE's creditworthiness, it will be necessary for the CPUC to modify or rescind these decisions.  SCE cannot provide any assurance that the CPUC will do so.

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

Unless regulatory and legislative actions that make such recovery probable are taken, which would include modifying or reversing recent CPUC decisions that impair recovery of SCE's power procurement and transition costs, SCE cannot conclude that its $2.9 billion TCBA undercollection (as redefined in the March 27 decisions)
and $1.3 billion (book value) of its net generation-related regulatory assets to be amortized into the TCBA, are probable of recovery through the rate-making process.  As a result, accounting principles generally accepted in the United States required that the balances in the accounts be written off as a charge to earnings as of
December 31, 2000 (see Earnings).

As discussed below, an MOU has been negotiated with representatives of the Governor as a step to resolving the energy crisis.  If regulatory and legislative actions result in a rate-making mechanism that would make recovery of these regulatory assets probable, the regulatory assets would be restored to the balance sheet, with a corresponding increase to earnings.

Memorandum of Understanding with the CDWR
-----------------------------------------

On April 9, 2001, SCE signed an MOU with the CDWR regarding the California energy crisis and its effects on SCE.
The Governor of California and his representatives participated in the negotiation of the MOU, and the Governor endorsed implementation of all the elements of the MOU.  The MOU sets forth a comprehensive plan calling for state legislation and regulatory action and definitive agreements to resolve important aspects of the energy crisis, and which, if implemented, is expected to help restore SCE's creditworthiness and liquidity.  Key elements of the MOU include:

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

o    Edison Mission Energy (an affiliate of Edison International) will execute a contract with the CDWR for the provision of power from a designated project to the state at cost-based rates for 10 years.  The Sunrise power project, which meets this obligation, began commercial operation on June 27, 2001.

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

The sale of SCE's transmission system and other elements of the MOU must be approved by the FERC.  SCE and the
CDWR committed in the MOU to proceed in good faith to sponsor and support the required state legislation and to negotiate in good faith the necessary definitive agreements.  The MOU may be terminated by either SCE or the CDWR if required legislation is not adopted and definitive agreements are not executed by August 15, 2001, or if certain other adverse changes occur.  Since the required legislation will not be enacted, necessary regulatory actions will not be taken, and definitive agreements will not be executed before the applicable deadlines, the
MOU will be terminable unless the parties choose to extend the deadlines.

Since the execution of the MOU, SCE has made several filings with the CPUC addressing elements of the MOU.
Although the CPUC did not adopt the implementing decisions contemplated by the MOU within the projected timeframe set out in the MOU, the CPUC continues to process SCE's filings.  However, SCE cannot assure that the necessary implementing decisions will be passed, nor whether any decisions ultimately adopted will be acceptable to SCE.

Legislation to address the MOU and issues relating to SCE's creditworthiness has been introduced in both the
California State Senate and Assembly as part of the 2001-02 Second Extraordinary Session.

Senate Bill 78XX was introduced in May 2001.  As introduced, the bill would have implemented the MOU in its entirety.  However, Senate Bill 78XX was significantly amended in July.  As amended, Senate Bill 78XX would allow
SCE to securitize a significant portion of the past procurement undercollections, but would not allow SCE to recover from ratepayers unpaid PX and ISO costs aggregating approximately $1 billion, or interest accruing on the past procurement undercollections after January 31, 2001 (estimated to be approximately $400 million by year end
2001).  The bill would provide the State of California with a five-year option to purchase SCE's transmission system at book value, and contains provisions for conservation easements similar to the MOU.  SCE opposed Senate
Bill 78XX on the grounds that SCE did not believe that the bill would provide the elements necessary to return
SCE to investment grade credit status and it believed that other provisions of the bill were also objectionable.
Senate Bill 78XX was approved by the Senate on July 20, 2001, and was referred to the State Assembly.  The leadership of the Assembly has indicated its intent to amend the bill.  If amended by the Assembly, the amended bill would return to the State Senate for a concurrence vote (the Senate must accept the bill as passed by the
Assembly or the bill is rejected).  The bill would reach the Governor's desk only if agreed to by the Senate.  In the alternative, the Senate and Assembly could agree to refer the bill to a Conference Committee.

The Assembly introduced two bills, Assembly Bill 82XX and Assembly Bill 50XX.  Assembly Bill 50XX would have allowed for recovery of all but $300 million of SCE's past procurement-related debt with no sale of SCE's transmission assets or grant of conservation easements.  SCE supported this bill as most likely to return SCE to investment grade credit status.  However, Assembly Bill 50XX was not approved by the Assembly Appropriations
Committee.  Assembly Bill 82XX was approved by both the Assembly Policy and Appropriations Committees, and is
currently on the floor of the Assembly.  That bill would allow SCE to securitize all of its net past procurement undercollection except for $500 million, and would authorize the sale of SCE's transmission assets.  In committee, SCE was supportive of Assembly Bill 82XX, but advocated amendments.

The Legislature is in recess until August 20, 2001.  During the summer interim recess, a working group of certain
Assembly members has been formed to identify additional amendments to Assembly Bill 82XX and/or to propose amendments to Senate Bill 78XX.  SCE continues to work with the authors of all the bills.  However, SCE cannot assure that legislation will be passed, nor whether any such legislation will ultimately be acceptable to SCE or would be signed by the Governor.

Utility Retained Generation
---------------------------

In order to implement the CPA and Rate Stabilization decisions, SCE filed a comprehensive proposal for new ratemaking for utility retained generation through the end of 2002.  The proposal calls for balancing accounts for SCE-owned generation, QF and interutility contracts, procurement costs and ISO charges based on either actual or CPUC-authorized revenue requirements.  Under the proposal, the four new balancing accounts would be effective
January 1, 2001, for capital-related costs, and February 1, 2001, for non-capital-related costs.  SCE proposed a fifth balancing account to track generation-related undercollections incurred before January 31, 2001.  Hearings were held in July 2001.  A final decision is expected later in 2001.

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

Wholesale Electricity Markets

In October 2000, SCE filed a joint petition urging the FERC to immediately find the California wholesale electricity market to be not workably competitive, immediately impose a cap on the price for energy and ancillary services, and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds.  On December 15, 2000, the FERC released a final order containing remedies and other actions in response to the problems in the California electricity market.  The order, among other things, eliminated the requirement for California utilities to buy and sell power exclusively through the ISO and PX; created a benchmark price for wholesale bilateral power contracts; created penalties for under-scheduling power loads; provided for an independent governing board for the ISO; and established a breakpoint of $150/MWh so that bids below $150 may clear at a single market-clearing price at or below $150/MWh and bids above $150 will be paid as bid.  On December 18, 2000, SCE filed with the FERC an emergency request for rehearing of the December 15 order.  On January 12, 2001, the FERC issued an order granting rehearing for the purpose of further consideration.  The PX did not immediately implement the $150/MWh breakpoint and on February
26, 2001, made a compliance filing with the FERC, which requested the FERC's guidance on an acceptable recalculation methodology.

In December 2000, SCE filed an emergency petition in the federal Court of Appeals challenging the FERC order and requesting the FERC to immediately establish cost-based wholesale rates.  On January 5, 2001, the court denied
SCE's petition.  SCE's petition for rehearing remains pending.  SCE is considering the possibility of judicial appeals and other actions.

In December 2000, the ISO announced that generators of electricity were refusing to sell into the California market due to concerns about the financial stability of SCE and Pacific Gas and Electric Company (PG&E).  In
response to this announcement, the United States Secretary of Energy issued an order requiring power companies to make arrangements to generate and deliver electricity as requested by the ISO after the ISO certifies that it has been unable to acquire adequate supplies of electricity in the market.  After being renewed multiple times, the order expired on February 6, 2001.  However, on

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

In December 2000, the FERC established a penalty applicable to scheduling coordinators that do not schedule sufficient resources to supply 95% of their respective loads.  SCE has sought a suspension of the so-called
"underscheduling penalty."  SCE has also sought a rehearing of a FERC order, issued in May 2001, which rejected the ISO's proposal for suspension of the underscheduling penalty.  In the May 2001 order, the FERC also indicated
that it will make a determination regarding the suspension of the underscheduling penalty in a future order on a complaint filed by SCE and PG&E that asked the FERC to eliminate the penalty.  As of July 2001, the statewide accumulated penalties were estimated by the ISO to be approximately $1 billion.  The ISO has not billed SCE for any amounts associated with the underscheduling penalty.  SCE cannot predict the outcome of this matter.

On April 25, 2001, the FERC issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  The new approach replaces the $150/MWh breakpoint discussed above.

Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region.  The latest order is in effect until September 30, 2002.

After unsuccessful settlement negotiations among utilities, power sellers and state representatives, on July 25,
2001, the FERC issued an order that limits potential refunds to the ISO and PX spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge will conduct evidentiary hearings on this matter.  A prehearing conference is scheduled for August 13, 2001.

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

SCE's identified sites include several sites for which there is a lack of currently available information.  As a result, no reasonable estimate of cleanup costs can be made for these sites.  SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $10 million to $20 million.  Recorded costs for the twelve months ended June 30, 2001, were $19 million.

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

San Onofre Nuclear Generating Station

In February 2001, SCE's San Onofre Unit 3 experienced a fire due to an electrical fault in the non-nuclear portion of the plant.  The turbine rotors, bearings and other components of the turbine generator system were damaged extensively.  On June 1, 2001, Unit 3 returned to service.  Under the currently effective San Onofre rate-recovery plan (discussed in the Generation and Power Procurement section of Regulatory Environment), SCE's lost revenue was approximately $98 million as a result of the fire and resulting outage.

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

New Accounting Standards

In July and August 2001, three new accounting standards were issued:  Business Combinations, Goodwill and Other
Intangibles, and Accounting for Asset Retirement Obligations.

The new Business Combinations standard eliminates the pooling-of-interests method, effective June 30, 2001.
After that, all business combinations will be recorded under the purchase method (record goodwill for excess of costs over the net assets acquired).

The new Goodwill and Other Intangibles standard requires that companies cease amortizing goodwill, effective
January 1, 2002.  Goodwill initially recognized after June 30, 2001, will not be amortized.  Goodwill on the balance sheet at June 30, 2001, will be amortized until January 1, 2002.  Under the new standard, goodwill will be tested for impairment using a fair-value approach when events or circumstances occur indicating that impairment might exist.  Also, a benchmark assessment for goodwill is required within six months of the date of adoption of the standard.

The Accounting for Asset Retirement Obligations standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation or its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

SCE is studying the impact of the new Asset Retirement Obligations standard and is unable to predict at this time the effect on its financial statements.  SCE does not anticipate any material impact on its results of operations or financial position from the other two new accounting standards.

On January 1, 2001, SCE adopted a new accounting standard for derivative instruments and hedging activities.  The new standard requires all derivatives to be recognized on the balance sheet at fair value.  Prior to adoption, hedges were not recorded on the balance sheet.  Gains or losses from changes in the fair value of a recognized asset or liability or a firm commitment are reflected in earnings for the ineffective portion of the hedge.  For a hedge of the cash flows of a forecasted transaction, the effective portion of the gain or loss is initially recorded as a separate component of shareholder's equity under the caption "accumulated other comprehensive income," and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reflected in earnings immediately.  Under the new standard, SCE's derivatives qualify for hedge accounting or for the normal purchase and sales exemption from derivatives accounting rules.  On the implementation date, SCE recorded its interest rate swap agreement (terminated January
5, 2001) and its block forward power purchase contracts (seized by the state on February 2, 2001) at fair value on its balance sheet.  As of June 30, 2001, SCE did not have any derivatives as defined by the new accounting standard.  SCE does not anticipate any earnings impact from any future derivatives, since it expects that any market price changes will be recovered in rates.

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

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                                         Geothermal Generators' Litigation

As previously reported in Part 1, Item 3 of SCE's Annual Report on Form 10-K for the fiscal year ended December
31, 2000 (2000 Form 10-K), SCE has been involved in litigation with an independent power producer and six of its affiliated entities.

Effective February 8, 2000, the parties entered into confidential agreements resolving all claims in the consolidated action and calling for dismissals with prejudice and releases subject to the approval of the CPUC.
On February 10, 2000, the Court approved a stipulation staying all proceedings during the period required to obtain CPUC approval.  On April 26, 2000, SCE filed an application to obtain such approval.  The Commission approved the settlement at its November 21, 2000 meeting, and issued its decision on November 22, 2000.  That decision became final (no longer subject to appeal) on December 22, 2000.  On June 13, 2001, the Court dismissed all claims in the case, with prejudice, based upon the settlement and the CPUC approval of the settlement.

                                       San Onofre Personal Injury Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, and in Part II, Item 1 of SCE's Form 10-Q for
the quarterly period ending June 30, 2001 (First Quarter 10-Q), SCE is actively involved in four lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.

On May 9, 2001, SCE was served with a complaint filed on March 1, 2001, by a former contract worker at San Onofre and his wife in the U.S. District Court for the Southern District of California.  In addition to SCE, plaintiffs also named as defendants Combustion Engineering and Bechtel Construction Company, the employer of the former San
Onofre worker.  The Court approved a stipulation of the parties giving defendants until August 28, 2001, to respond to the complaint.  The parties currently are negotiating an agreement to further stay prosecution of this case pending the results of the November 17, 1995, case currently before the Ninth Circuit Court of Appeal.

                                              Shareholder Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, and in Part II, Item 1 of SCE's First Quarter
10-Q, two purported class actions (referred to as the Stubblefield Action and King Action) were filed in October
2000, and March 2001, and involve securities fraud claims arising from alleged improper accounting by Edison
International and SCE for undercollections in SCE's TRA.

On August 3, 2001, the plaintiffs in the Stubblefield Action and King Action filed a consolidated complaint on behalf of alleged shareholders of Edison International, naming as defendants SCE, Edison International, and certain officers of Edison International.  The consolidated complaint alleges that defendants engaged in securities fraud by misrepresenting and/or failing to disclose material facts concerning the financial condition of Edison International and SCE, including that defendants allegedly over-reported income and improperly accounted for the TRA undercollections.  The complaint purports to be filed on behalf of a class of persons who purchased Edison International stock between July 21, 2000, and April 17, 2001.  Plaintiffs seek damages in an unstated amount in connection with their purchase of securities during the class period.  The Court has ordered defendants to respond to the consolidated complaint by September 17, 2001.

                                         Qualifying Facilities Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, and in Part II, Item 1 of SCE's First Quarter
10-Q, SCE is involved in a number of legal actions brought by various QFs, alleging SCE failed to timely pay for power deliveries made from November 2, 2000, through March 26, 2001.  The plaintiffs include gas-fired QFs, geothermal and wind energy QFs, and owners of cogeneration projects.  The lawsuits, in aggregate, seek payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell to other purchasers.  The California court cases have largely been coordinated before a single trial judge.  On July 19, 2001, the judge set briefing and oral argument for August 2001 on the issue of whether the trial court or the CPUC has jurisdiction over the claims and defenses asserted in the various actions, and continued the current stay of the actions before him.  The judge further ordered that for any matters over which the trial court has jurisdiction, motions for summary judgment or adjudication shall be briefed and heard in October 2001.

During June, July and August 2001, SCE reached agreements with generators representing about 95% of the QF renewable energy and approximately 95% of the QF cogeneration energy provided to SCE.  The agreements provide for stays of litigation, payments to the QFs upon the occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.

Rights to attach assets in connection with claims have been granted in four cases (Beowawe Power, L.L.C., Heber
Geothermal Company, City of Long Beach, and IMC Chemicals, Inc.) in the approximate amounts of $20,000,000,
$28,000,000, $9,000,000, and $7,500,000, respectively, contingent on the posting of bonds.  Long Beach has posted a bond and attached one of SCE's bank accounts.  SCE filed a petition for review of the right to attach order issued in the Long Beach case, and the California Court of Appeal has issued a temporary stay order in that case and set oral argument on SCE's petition for September 25, 2001.  Long Beach has sought reconsideration of the stay order, but the Court of Appeal has not yet responded to this request.

In addition to the cases previously referenced in SCE's 2000 Form 10-K, and in SCE's First Quarter 10-Q, the
following legal proceedings, identified by principal party, filing date, and court jurisdiction, have been filed against SCE:

Principal Party                             Date Filed                       Court Jurisdiction
---------------                             ----------                       ------------------

Rio Bravo Jasmin                            May 16, 2001             Los Angeles County Superior Court,
                                                                     Central District

Calwind Resources, Inc.                     May 18, 2001             Los Angeles County Superior Court,
                                                                     Central District

Wheelabrator Norwalk                        May 18, 2001             Los Angeles County Superior Court,
Energy Co., Inc.                                                     South East District

Smurfit Stone Container                     May 25, 2001             United States District Court,
                                                                     Central District, Los Angeles Division

Ripon Cogeneration, Inc.                    June 6, 2001             Los Angeles County Superior Court,
                                                                     Central District

Midway-Sunset Cogeneration                  June 7, 2001             Kern County Superior Court
Company

San Gorgonio Westwinds II, LLC              June 8, 2001             Riverside County Superior Court

Colmac Energy, Inc.                         June 12, 2001            Los Angeles County Superior Court,
                                                                     Central District

Dutch Energy Corporation                    July 23, 2001            Los Angeles County Superior Court,
                                                                     Central District  (On August 6, 2001,
                                                                     plaintiff voluntarily dismissed this
                                                                     complaint without prejudice.)

                                          PX Performance Bond Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, SCE was notified that due to failure to comply with its payment obligations to the PX, the PX issued a demand to American Home Assurance Company (American
Home).  As required under the indemnity agreement between SCE and American Home, in February 2001, SCE deposited
$20,200,000 in an account in trust to be available to satisfy any judgment, should there be one, against American
Home.

Item 4.  Submission of Matters to a Vote of Security Holders

At SCE's Annual Meeting of Shareholders on May 14, 2001, shareholders elected twelve nominees to the Board of
Directors.  The number of broker non-votes for each nominee was zero.  The number of votes cast for and withheld from each Director-nominee were as follows:

                                                                             Number of Votes
                                                                             ---------------

Name                                                                       For               Withheld
----                                                                       ---               --------
Warren Christopher                                                    455,444,842            646,462
Stephen E. Frank                                                      455,508,948            582,356
Joan C. Hanley                                                        455,510,040            581,264
Carl F. Huntsinger                                                    455,506,552            584,752
Charles D. Miller                                                     455,499,814            591,490
Luis G. Nogales                                                       455,492,520            598,784
Ronald L. Olson                                                       455,515,770            575,534
James M. Rosser                                                       455,496,486            594,818
Robert H. Smith                                                       455,509,656            581,648
Thomas C. Sutton                                                      455,513,628            577,676
Daniel M. Tellep                                                      455,508,948            582,356
Edward Zapanta                                                        455,508,732            582,572

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
                  (File No. 1-2313, Form 10-K for the year ended December 31, 1993)*

         3.2      Certificate of Correction of Restated Articles of Incorporation of SCE dated June 23, 1997
                  (File No. 1-2313, Form 10-Q for the quarter ended September 30, 1997)*

         3.3      Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on
                  February 15, 2001 (File No. 1-2313, filed as Exhibit 3.3 to Form 10-K for the period ended
                  December 31, 2000)*

         23.      Consent of Independent Public Accountants

(b)      Reports on Form 8-K:

         Date of Report                         Date Filed                      Item(s) Reported
         --------------                         ----------                      ----------------

         March 27, 2001                        April 10, 2001                         5
         June 1, 2001                          June 5, 2001                           5

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

August 14, 2001