Form 10-Q
period 2001-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2001-11-14
CIK 92103

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

       For the quarterly period ended  September 30, 2001

                                                        OR

/  /   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________________________ to ___________________________

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

                             Class                                        Outstanding at November 9, 2001
  -----------------------------------------------------------    ---------------------------------------------------
                  Common Stock, no par value                                        434,888,104

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                            ---
Part I.  Financial Information:

         Item 1.   Consolidated Financial Statements:

                   Report of Independent Public Accountants                                                 1

                   Consolidated Statements of Income (Loss) - Three, Nine and
                      Twelve Months Ended September 30, 2001, and 2000                                      2

                   Consolidated Statements of Comprehensive Income (Loss) -
                      Three, Nine and Twelve Months Ended September 30, 2001, and 2000                      2

                   Consolidated Balance Sheets - September 30, 2001,
                      December 31, 2000, and September 30, 2000                                             3

                   Consolidated Statements of Cash Flows -
                      Three, Nine and Twelve Months Ended
                      September 30, 2001, and 2000                                                          5

                   Consolidated Statements of Common Shareholder's
                      Equity - Three, Nine and Twelve Months Ended
                      September 30, 2001, and 2000                                                          6

                   Notes to Consolidated Financial Statements                                               8

         Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                                                39

Part II. Other Information:

         Item 1.   Legal Proceedings                                                                       59

         Item 6.   Exhibits and Reports on Form 8-K                                                        61

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Report of Independent Public Accountants

To Southern California Edison Company:

We have audited the accompanying consolidated balance sheets of Southern California Edison Company (SCE, a
California corporation) and its subsidiaries as of September 30, 2001, December 31, 2000, and September 30, 2000,
and the related consolidated statements of income (loss), comprehensive income (loss), cash flows and changes in common shareholder's equity for each of the three-, nine- and twelve-month periods ended September 30, 2001, and
2000.  These financial statements are the responsibility of SCE's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE and its subsidiaries as of September 30, 2001, December 31, 2000, and September 30,
2000, and the results of their operations and their cash flows for each of the three-, nine- and twelve-month periods ended September 30, 2001, and 2000, in conformity with accounting principles generally accepted in the
United States.

The accompanying financial statements have been prepared assuming that SCE will continue as a going concern.  As discussed in Notes 2 and 3 to the consolidated financial statements, the recent energy crisis in California has resulted in uncertainty for SCE associated with its ability to collect certain costs through the regulatory process and has resulted in legal and regulatory uncertainties which have adversely impacted SCE's liquidity.
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
November 8, 2001

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
In millions

                                                       3 Months Ended           9 Months Ended         12 Months Ended
                                                        September 30,           September 30,           September 30,
 --------------------------------------------------------------------------------------------------------------------------
                                                      2001         2000        2001         2000        2001        2000
 --------------------------------------------------------------------------------------------------------------------------

Operating revenue                                   $ 2,726      $ 2,432     $ 5,830      $ 6,115     $ 7,585     $ 7,942
--------------------------------------------------------------------------------------------------------------------------

Fuel                                                     57           57         154          139         212         198
Purchased power                                         759        1,915       3,290        3,103       4,872       3,897
Provisions for regulatory adjustment clauses - net       (5)        (861)       (124)        (856)      3,033      (1,057)
Other operation and maintenance                         432          430       1,293        1,295       1,771       1,719
Depreciation, decommissioning and amortization          161          415         479        1,162         789       1,532
Property and other taxes                                 28           29          86           98         114         123
Net gain on sale of utility plant                        --           --          (9)          (7)        (27)         (7)
--------------------------------------------------------------------------------------------------------------------------

Total operating expenses                              1,432        1,985       5,169        4,934      10,764       6,405
--------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                               1,294          447         661        1,181      (3,179)      1,537
Interest and dividend income                             25           45          76           89         159         107
Other nonoperating income                                 6            6          28           79          67         117
Interest expense - net of amounts capitalized          (221)        (136)       (581)        (392)       (761)       (512)
Other nonoperating deductions                            (2)         (15)        (18)         (74)        (54)       (111)
--------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes                            1,102          347         166          883      (3,768)      1,138
Income tax expense (benefit)                            445          169          68          426      (1,380)        535
--------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       657          178          98          457      (2,388)        603
Dividends on preferred stock                              6            6          17           16          22          21
--------------------------------------------------------------------------------------------------------------------------

Net income (loss) available for common stock        $   651      $   172     $    81      $   441    $ (2,410)    $   582
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
In millions

                                                  3 Months Ended            9 Months Ended           12 Months Ended
                                                  September 30,              September 30,            September 30,
 -------------------------------------------------------------------------------------------------------------------------
                                                 2001          200019991999  2001         2000       2001         2000
 -------------------------------------------------------------------------------------------------------------------------

Net income (loss)                               $ 657        $ 178          $  98        $ 457   $ (2,388)       $ 603
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities - net       --           (2)            --            3         --            6
  Cumulative effect of change in
    accounting for derivatives                     --           --            397           --        397           --
  Unrealized loss on cash flow hedges               1           --           (420)          --       (420)          --
  Reclassification adjustment for gains
    included in net income (loss)                  --           --             --          (24)        --          (24)
-------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                     $ 658        $ 176          $  75        $ 436   $ (2,411)       $ 585
-------------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In millions

                                                                  September 30,       December 31,      September 30,
                                                                      2001                2000               2000
--------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and equivalents                                              $  2,775           $    583          $     50
Receivables, less allowances of $30, $23 and $23
   for uncollectible accounts at respective dates                    1,353                919               682
Accrued unbilled revenue                                               568                377               553
Fuel inventory                                                          12                 12                21
Materials and supplies, at average cost                                140                132               131
Accumulated deferred income taxes - net                                593                545               546
Prepayments and other current assets                                   196                124               160
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                 5,637              2,692             2,143
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision for
   depreciation of $15, $11 and $8 at respective dates                 142                102               102
Nuclear decommissioning trusts                                       2,268              2,505             2,542
Other investments                                                      112                 90               336
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                   2,522              2,697             2,980
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost:
   Transmission and distribution                                    13,453             13,129            12,912
   Generation                                                        1,725              1,745             1,723
Accumulated provision for depreciation and decommissioning          (7,852)            (7,834)           (7,759)
Construction work in progress                                          592                636               675
Nuclear fuel, at amortized cost                                        129                143               127
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                  8,047              7,819             7,678
-------------------------------------------------------------------------------------------------------------------

Regulatory assets - net                                              2,874              2,390             6,669
Other deferred charges                                                 513                368               371
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                               3,387              2,758             7,040
-------------------------------------------------------------------------------------------------------------------

Total assets                                                      $ 19,593           $ 15,966          $ 19,841
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
In millions, except share amounts

                                                             September 30,         December 31,       September 30,
                                                                   2001                2000               2000
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt                                               $  2,131           $  1,451            $  1,276
Long-term debt classified as due within one year                 2,797                646                 647
Preferred stock to be redeemed within one year                     105                 --                  --
Accounts payable                                                 3,315              1,055                 885
Accrued taxes                                                      713                536                 574
Regulatory liabilities - net                                       136                195               1,005
Other current liabilities                                        2,000              1,502               1,800
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                       11,197              5,385               6,187
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                   3,166              5,631               4,807
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                          2,234              2,009               3,360
Accumulated deferred investment tax credits                        155                164                 175
Customer advances and other deferred credits                       801                755                 771
Power-purchase contracts                                           384                467                 490
Accumulated provision for pensions and benefits                    439                296                 293
Other long-term liabilities                                         97                 94                 101
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                     4,110              3,785               5,190
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 1, 2, 3, 11 and 12)

Preferred stock:
   Not subject to mandatory redemption                             129                129                 129
   Subject to mandatory redemption                                 151                256                 256
-------------------------------------------------------------------------------------------------------------------

Total preferred stock                                              280                385                 385
-------------------------------------------------------------------------------------------------------------------

Common stock (434,888,104 shares
   outstanding at each date)                                     2,168              2,168               2,168
Additional paid-in capital                                         335                334                 334
Accumulated other comprehensive income (loss)                      (23)                --                  --
Retained earnings (deficit)                                     (1,640)            (1,722)                770
-------------------------------------------------------------------------------------------------------------------

Total common shareholder's equity                                  840                780               3,272
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                    $ 19,593           $ 15,966            $ 19,841
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

                                                         3 Months Ended          9 Months Ended        12 Months Ended
                                                         September 30,           September 30,          September 30,
 --------------------------------------------------------------------------------------------------------------------------
                                                        2001        2000         2001        2000        2001       2000
 --------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                    $    657     $   178     $     98      $  457    $ (2,388)    $  603
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation, decommissioning and amortization         161         415          479       1,162         789      1,532
   Other amortization                                      24          25           60          75          82        101
   Deferred income taxes and investment tax credits       123         233          (35)        125      (1,087)       317
   Regulatory assets - long-term - net                   (135)     (1,451)        (388)     (1,994)      3,365     (2,459)
   Net gain on sale of marketable securities               --                       --         (41)         --        (41)
   Other assets                                            (8)       (132)         (93)       (206)        158       (233)
   Other liabilities                                      (15)         (1)          60          30          17        (52)
   Changes in working capital:
      Receivables and accrued unbilled revenue           (488)       (105)        (620)       (222)       (681)        64
      Regulatory liabilities - short-term - net           (61)        510          (59)        907        (869)     1,110
      Fuel inventory, materials and supplies               (4)         14           (9)         21          (1)        19
      Prepayments and other current assets                (84)       (110)         (71)        (49)        (35)       (31)
      Accrued interest and taxes                          470         (55)         258          58         248       (432)
      Accounts payable and other current liabilities      337         496        2,662         652       2,598        572
--------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                 977          17        2,342         975       2,196      1,070
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                      --         218           --         466       1,293        466
Long-term debt repaid                                      --          --           --        (325)       (200)      (325)
Bonds repurchased and funds held in trust                  --        (219)        (130)       (219)       (350)      (219)
Rate reduction notes repaid                               (61)        (62)        (174)       (175)       (245)      (243)
Nuclear fuel financing - net                               (4)         15          (14)         (6)          1        (21)
Short-term debt financing - net                            10         421          680         480         855        671
Dividends paid                                             --         (97)          (1)       (298)        (98)      (420)
--------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities          (55)        276          361         (77)      1,256        (91)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                          (172)       (285)        (525)       (807)       (814)    (1,074)
Funding of nuclear decommissioning trusts                 (18)        (64)           3        (123)         57       (144)
Proceeds from sales of marketable securities               --          --           --          41          --         41
Sales of investments in other assets                       --          --           11          15          30         20
--------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                    (190)       (349)        (511)       (874)       (727)    (1,157)
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents           732         (56)       2,192          24       2,725       (178)
Cash and equivalents, beginning of period               2,043         106          583          26          50        228
--------------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                   $ 2,775      $   50      $ 2,775     $    50    $  2,775    $    50
--------------------------------------------------------------------------------------------------------------------------

Cash payments for interest and taxes:
Interest - net of amounts capitalized                $    107      $   92     $    310      $  237   $     376     $  308
Taxes                                                      --          90           --         293          13        633

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
In millions

                                                                           Accumulated                    Total
                                                          Additional          Other       Retained       Common
                                              Common        Paid-in       Comprehensive   Earnings    Shareholder's
                                               Stock        Capital       Income (Loss)   (Deficit)      Equity
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                     $ 2,168          $ 334        $     2      $     690        $ 3,194
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                                 178            178
   Unrealized gain on securities
      Tax effect                                                                (2)                           (2)
   Dividends declared on common stock                                                         (92)           (92)
   Dividends declared on preferred stock                                                       (6)            (6)
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000                $ 2,168          $ 334         $   --      $     770        $ 3,272
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                     $ 2,168          $ 334         $  (24)      $ (2,291)      $    187
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                                 657            657
   Unrealized loss on cash flow hedges                                           1                             1
   Dividends accrued on preferred stock                                                        (6)            (6)
   Capital stock expense and other                                1                                            1
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001                $ 2,168          $ 335         $  (23)      $ (1,640)      $    840
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                 $ 2,168          $ 335         $   22      $     608        $ 3,133
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                                 457            457
   Unrealized gain on securities                                                 8                             8
      Tax effect                                                                (5)                           (5)
   Reclassified adjustment for gains
      included in net income                                                   (41)                          (41)
      Tax effect                                                                16                            16
   Dividends declared on common stock                                                        (279)          (279)
   Dividends declared on preferred stock                                                      (16)           (16)
   Stock option appreciation                                                                   (1)            (1)
   Capital stock expense and other                               (1)                            1             --
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000                $ 2,168          $ 334         $   --      $     770        $ 3,272
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                 $ 2,168          $ 334         $   --       $ (1,722)      $    780
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                                  98             98
   Cumulative effect of change in
      accounting for derivatives                                               397                           397
   Unrealized loss on cash flow hedges                                        (420)                         (420)
   Dividends accrued on preferred stock                                                       (17)           (17)
   Capital stock expense and other                                1                             1              2
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001                $ 2,168          $ 335         $  (23)      $ (1,640)      $    840
---------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
In millions

                                                                           Accumulated                    Total
                                                          Additional          Other       Retained       Common
                                              Common        Paid-in       Comprehensive   Earnings    Shareholder's
                                               Stock        Capital       Income (Loss)   (Deficit)      Equity
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999                $ 2,168         $ 335         $    18      $     585       $ 3,106
---------------------------------------------------------------------------------------------------------------------

   Net income                                                                                 603           603
   Unrealized gain on securities                                                10                           10
      Tax effect                                                                (4)                          (4)
   Reclassified adjustment for gain
      included in net income                                                   (41)                         (41)
      Tax effect                                                                17                           17
   Dividends declared on common stock                                                        (395)         (395)
   Dividends declared on preferred stock                                                      (21)          (21)
   Stock option appreciation                                                                   (2)           (2)
   Capital stock expense and other                              (1)                                          (1)
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000                $ 2,168         $ 334          $   --      $     770       $ 3,272
---------------------------------------------------------------------------------------------------------------------

   Net income (loss)                                                                       (2,388)       (2,388)
   Cumulative effect of change in
       accounting for derivatives                                              397                          397
   Unrealized loss on cash flow hedges                                        (420)                        (420)
   Dividends accrued on preferred stock                                                       (22)          (22)
   Capital stock expense and other                               1                                            1
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001                $ 2,168         $ 335          $  (23)      $ (1,640)      $   840
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Operations

Southern California Edison Company (SCE) is a rate-regulated electric utility that supplies electric energy to a
50,000 square-mile area of central, coastal and Southern California.  SCE also produces electricity.  SCE operates in a highly regulated environment and has an exclusive franchise within its service territory.  SCE has an obligation to deliver electric service to its customers and regulatory authorities have an obligation to provide just and reasonable rates.  In the mid-1990s, state lawmakers and the California Public Utilities
Commission (CPUC) initiated an electric utility industry restructuring process.  SCE was directed by the CPUC to divest the bulk of its generation portfolio.  Today, independent power companies own the divested generating plants.  See Notes 2 and 3 for a further discussion of regulatory changes in the electric utility industry.

Basis of Presentation

The consolidated financial statements include SCE and its subsidiaries.  Intercompany transactions have been eliminated.  Certain prior-period amounts were reclassified to conform to the September 30, 2001, financial statement presentation.

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

Regulatory Balancing Accounts

During the four-year rate freeze period, recovery of generation-related transition costs has been tracked through the transition cost balancing account (TCBA) mechanism.  The gains resulting from the sale of 12 of SCE's generating plants during 1998 have been credited to the TCBA.

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
The TRA is a CPUC-authorized regulatory asset in which SCE recorded the difference between revenue received from customers through currently frozen rates and the costs of providing service to customers, including power procurement costs.  On March 27, 2001, the CPUC issued a decision stating, among other things, that the rate freeze had not ended, and the TCBA mechanism was to remain in place.  However, the decision required SCE to recalculate the TCBA retroactive to January 1, 1998, the beginning of the rate freeze period.  The new calculation

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required the coal and hydroelectric balancing accounting overcollections (which amounted to $1.5 billion as of
December 31, 2000) to be transferred monthly to the TRA, rather than annually to the TCBA.  In addition, it required the TRA to be transferred to the TCBA on a monthly basis.  Previous rules had called only for overcollections to be transferred to the TCBA monthly, while undercollections were to remain in the TRA until they were recovered from future overcollections or the end of the rate freeze, whichever came first.  Based on the new rules, the $4.5 billion TRA undercollection as of December 31, 2000, and the coal and hydroelectric balancing account overcollections, were reclassified to the TCBA, and the TCBA balance as of December 31, 2000, was determined to be a $2.9 billion undercollection.

Because the regulatory and legislative actions that made recovery of the TCBA probable were not taken, (as discussed in Note 3), SCE was unable to conclude as of December 31, 2000, that the recalculated TCBA net undercollection was probable of recovery through the rate-making process.  As a result, the TCBA undercollection was charged to earnings as of that date.  An additional $1.1 billion in TCBA undercollections was charged to earnings during 2001.

An October 2001 settlement between the CPUC and SCE calls for the end of the TCBA mechanism as of August 31,
2001, and continuation of the rate freeze (including surcharges) until the earlier of December 31, 2003, or the date SCE recovers its previously incurred (undercollected) power procurement costs.  During fourth quarter 2001, it is expected that the TCBA will become inactive retroactive to September 1, 2001, and the procurement-related obligations account (PROACT) will be created in accordance with the October 2001 settlement agreement with the
CPUC.  During a period beginning on September 1, 2001, and ending on the earlier of the date that SCE has recovered all of its procurement-related obligations recorded in the PROACT or December 31, 2005, SCE will apply to the PROACT the difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  If SCE has not recovered the entire balance by December 31, 2003, the unrecovered balance will be amortized for up to an additional two years.

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

There are many factors that affect SCE's ability to recover its regulatory assets.  SCE assessed the probability of recovery of its generation-related regulatory assets in light of the CPUC's March 27, 2001, decisions
(discussed in Note 3), including the retroactive transfer of balances from SCE's TRA to the TCBA and related changes.  These decisions and other regulatory and legislative actions did not meet SCE's prior expectation that the CPUC would provide adequate cost recovery mechanisms.  SCE was unable to conclude that its generation-related regulatory assets were probable of recovery through the rate-making process as of December 31, 2000.  Therefore, in accordance with accounting rules, SCE recorded a $2.5 billion after-tax charge to earnings at that time, to write off the TCBA and other regulatory assets (see below).

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the TCBA, generation-related regulatory assets totaling $1.3 billion (including unamortized nuclear investment, flow-through taxes, unamortized loss on sale of plant, purchased-power settlements and other regulatory assets) were written off as of December 31, 2000.

Regulatory assets and liabilities included in the consolidated balance sheets are:

                                                             September 30,      December 31,      September 30,
       In millions                                               2001               2000              2000
---------------------------------------------------------------------------------------------------------------

       Generation-related:
       Unamortized nuclear investment - net                   $     --          $     --         $     783
       Flow-through taxes                                           --                --               221
       Unamortized loss on sale of plant                            --                --                76
       Purchased-power settlements                                  --                --               458
       Regulatory balancing accounts and other                      --                --              (414)
---------------------------------------------------------------------------------------------------------------

       Subtotal                                                     --                --             1,124
---------------------------------------------------------------------------------------------------------------

       Rate reduction notes - transition cost deferral           1,366             1,090             1,001
---------------------------------------------------------------------------------------------------------------

       Transition revenue account                                   --                --             2,358
---------------------------------------------------------------------------------------------------------------

       Other:
       Flow-through taxes                                        1,075               874               960
       Unamortized loss on reacquired debt                         258               273               277
       Environmental remediation                                    60                52                52
       Regulatory balancing accounts and other                     (21)              (94)             (108)
---------------------------------------------------------------------------------------------------------------

       Subtotal                                                  1,372             1,105             1,181
---------------------------------------------------------------------------------------------------------------

       Total                                                   $ 2,738           $ 2,195           $ 5,664
---------------------------------------------------------------------------------------------------------------

The regulatory asset related to the rate reduction notes will be recovered over the terms of those notes.  The other regulatory assets and liabilities are being recovered through other components of the unbundled rates.

The unamortized nuclear investment regulatory asset was created during the second quarter of 1998.  SCE reduced its remaining nuclear plant investment by $2.6 billion (as of June 30, 1998) and recorded a regulatory asset on its balance sheet for the same amount in accordance with asset impairment accounting standards.  For this impairment assessment, the fair value of the investment was calculated by discounting expected future net cash flows.  The reclassification had no effect on SCE's 1998 results of operations.

In accordance with the CPUC settlement agreement, in fourth quarter 2001, it is expected that the CPUC will issue implementing decisions or orders allowing SCE to establish the PROACT regulatory asset for previously incurred energy procurement costs, retroactive to August 31, 2001.

Nuclear

SCE had been recovering its investments in San Onofre Nuclear Generating Station Units 2 and 3 and Palo Verde
Nuclear Generating Station on an accelerated basis, as authorized by the CPUC.  The accelerated recovery was to continue through December 2001, earning a 7.35% fixed rate of return on investment.  San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, were recovered through an incentive pricing plan that allows SCE to receive about 4(cent)per kilowatt-hour through 2003.
Any differences between these costs and the incentive price would flow through to the shareholders.  Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenditures, were subject to balancing account treatment through December 31, 2001.  The San Onofre and Palo
Verde rate recovery plans and the Palo Verde balancing account were part of the TCBA.

The nuclear rate-making plans and the TCBA mechanism were to continue for rate-making purposes at least through
2001 for Palo Verde operating costs and through 2003 for the San Onofre incentive pricing plan.  However, due to the various unresolved regulatory and legislative issues (as discussed in Note 3), as of December 31, 2000, SCE was no longer able to conclude that the unamortized nuclear investment was probable of recovery through the rate-making process.  As a result, this balance was written off as a charge to earnings at that time.

SCE requested in its utility-retained generation (URG) application to recover the unamortized cost of the nuclear investment regulatory asset over a ten-year period, retroactive to January 1, 2001.  Should this application be approved, SCE would reestablish for financial reporting purposes its unamortized nuclear investment and related flow-through taxes as regulatory assets with a corresponding credit to earnings.

The benefits of operation of the San Onofre units and the Palo Verde units were required to be shared equally with ratepayers beginning in 2004 and 2002, respectively.  In a June 2001 decision, the CPUC granted SCE's request to eliminate the San Onofre post-2003 benefit sharing mechanism.  The CPUC based its action on compliance with recently enacted state law.  In a September 2001 decision, the CPUC granted SCE's request to eliminate the
Palo Verde post-2001 benefit sharing mechanism and to continue the current rate treatment for Palo Verde, including the continuation of the existing nuclear unit incentive procedure with a 5(cent)per kWh cap on replacement power costs, until resolution of SCE's next general rate case or further CPUC action.  Palo Verde's existing nuclear unit incentive procedure calculates a reward for performance of any unit above an 80% capacity factor for a fuel cycle.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

SCE uses the hedge accounting method to record its derivative financial instruments.  Hedge accounting requires an assessment that the transaction reduces risk, that the derivative is designated as a hedge at the inception of the derivative contract, and that the changes in the market value of a hedge move in an inverse direction to the item being hedged.  Mark-to-market accounting would be used if the hedge accounting criteria were not met.  If the derivatives were terminated before the maturity of the corresponding debt issuance, the realized gain or loss on the transaction would be amortized over the remaining term of the debt.

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

AFUDC - equity was $2 million, $6 million and $8 million for the three, nine and twelve months ended
September 30, 2001, respectively, and $2 million, $9 million and $12 million for the three, nine and twelve months ended September 30, 2000, respectively.  AFUDC - debt was $2 million, $7 million and $9 million for the three, nine and twelve months ended September 30, 2001, respectively, and $2 million, $8 million and $11 million for the three, nine and twelve months ended September 30, 2000, respectively.

Replaced or retired property and removal costs less salvage are charged to the accumulated provision for depreciation.  Depreciation expense stated as a percent of average original cost of depreciable utility plant was
3.5%, 3.6% and 3.6% for the three, nine and twelve months ended September 30, 2001, and 3.6%, 3.5% and 3.6% for the three, nine and twelve months ended September 30, 2000, respectively.

SCE's net investment in generation-related utility plant was approximately $1.0 billion at September 30, 2001, at
December 31, 2000, and at September 30, 2000.

Related Party Transactions

Certain Edison Mission Energy (a wholly owned subsidiary of Edison International) subsidiaries have ownership interests in partnerships that sell electricity generated by their project facilities to SCE under long-term power purchase agreements.  Such sales to SCE were $106 million, $446 million and $560 million for the three, nine and twelve months ended September 30, 2001, respectively, and $125 million,

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$242 million and $290 million for the three,  nine and twelve  months ended September 30, 2000, respectively.
As a result of SCE's liquidity crisis, SCE has deferred some payments for power purchases from these facilities.

Purchased Power

SCE purchased power through the California Power Exchange (PX) from April 1998 through mid-January 2001.  Since
January 18, 2001, power purchased by the California Department of Water Resources (CDWR) or through the ISO for
SCE's customers is not considered a cost to SCE, since SCE is acting as an agent for these transactions.
Further, amounts billed to and collected from its customers for these power purchases are being remitted to the
CDWR and are not considered revenue to SCE.  See further discussion in Note 3.  SCE also has bilateral forward contracts with other entities (as discussed in Note 4) and power-purchase contracts with other utilities and independent power producers classified as qualifying facilities (QFs).  Purchased power detail is provided below:

                                              3 Months Ended          9 Months Ended          12 Months Ended
                                               September 30,           September 30,           September 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                   2001        2000        2001        2000        2001        2000
-------------------------------------------------------------------------------------------------------------------

PX/ISO:
Purchases                                    $  26     $ 3,079    $    660     $ 5,121     $ 3,988     $ 5,863
Generation sales                                 2       2,019         324       3,737       2,708       4,248
-------------------------------------------------------------------------------------------------------------------

Purchased power - PX/ISO - net                  24       1,060         336       1,384       1,280       1,615
Purchased power - bilateral contracts           53          --         142          --         142          --
Purchased power - interutility/QF contracts    682         855       2,812       1,719       3,450       2,282
-------------------------------------------------------------------------------------------------------------------

Total                                        $ 759     $ 1,915     $ 3,290     $ 3,103     $ 4,872     $ 3,897
-------------------------------------------------------------------------------------------------------------------

Other Nonoperating Income and Deductions

Other nonoperating income and deductions was comprised of:

                                              3 Months Ended          9 Months Ended          12 Months Ended
                                               September 30,           September 30,           September 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                   2001        2000         2001      2000         2001       2000
-------------------------------------------------------------------------------------------------------------------

Gain on sale of marketable securities          $--         $--         $ --      $ 41         $ --     $   41
AFUDC                                            4           5           12        17           17         23
Key person life insurance income (expense)      (1)         (6)           7         1           12          5
Other                                            3           7            9        20           38         48
-------------------------------------------------------------------------------------------------------------------

Total other nonoperating income                $ 6         $ 6         $ 28      $ 79         $ 67      $ 117
-------------------------------------------------------------------------------------------------------------------

Provisions for regulatory issues and refunds   $--         $ 1         $ (7)     $ 55         $ 16      $  85
O&M services-- labor                            --           8           --         8           --          8
Other                                            2           6           25        11           38         18
-------------------------------------------------------------------------------------------------------------------

Total other nonoperating deductions            $ 2         $15         $ 18      $ 74         $ 54      $ 111
-------------------------------------------------------------------------------------------------------------------

New Accounting Standards

In October 2001, a new accounting standard was issued related to accounting for the impairment or disposal of long-lived assets.  Although the statement supersedes a prior accounting standard related to the impairment of long-lived assets, it retains the fundamental provisions of the impairment standard regarding recognition/measurement of impairment of long-lived assets to be held and used and

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement of long-lived  assets to be disposed of by sale.  Under the new accounting  standard,  asset  write-downs from  discontinuing a business segment will be treated the same as other assets held for sale.  The new  standard also broadens the financial  statement  presentation  of  discontinued  operations to include the  disposal of an asset group  (rather  than a segment of a business). The  standard is  effective  for SCE  beginning  January 1,
2002,  unless  early adoption is implemented.

In July and August 2001, three new accounting standards were issued:  Business Combinations; Goodwill and Other
Intangibles; and Accounting for Asset Retirement Obligations.

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

SCE is studying the impact of the new Asset Retirement Obligations and Asset Impairment standards, and is unable to predict at this time the effect on its financial statements.  SCE does not anticipate any material impact on its results of operations or financial position from the other two new accounting standards.

Note 2.  Liquidity Crisis

SCE's liquidity is primarily affected by debt maturities, dividend payments, capital expenditures and power purchases.  Capital resources include cash from operations and external financings.

Undercollections in the TRA and TCBA mechanisms, coupled with SCE's anticipated near-term capital requirements and the adverse reaction of the credit markets to regulatory uncertainty regarding SCE's ability to recover its power procurement costs, materially and adversely affected SCE's liquidity.  As a result of its liquidity crisis,
SCE has taken and is taking steps to conserve cash so that it can continue to provide service to its customers.
As a part of this process, beginning in January 2001, SCE suspended payments of certain obligations for principal and interest on outstanding debt and for purchased power.  As of October 31, 2001, SCE had $3.3 billion in obligations that were unpaid and overdue including: (1) $940 million to the PX or the ISO; (2) $1.2 billion to
QFs; (3) $231 million in PX energy credits for energy service providers; (4) $531 million of matured commercial paper; and (5) $400 million of principal on its 5-7/8% and 6-1/2% senior unsecured notes which were issued prior to the energy crisis.  As applicable, unpaid obligations will continue to accrue interest.  At October 31, 2001,
SCE had estimated cash reserves of approximately $2.7 billion (after deducting $530 million of designated funds), which is approximately $650 million less than its outstanding unpaid obligations and preferred stock dividends in

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrears (see below),  not including its credit  facilities that are subject to forbearance agreements. If SCE is found responsible for purchases of power by the ISO for delivery to SCE's customers on or after January 18,
2001, SCE's unpaid  obligations  as of October 31, 2001,  could  increase by as much as $1.6 billion.  This amount  could  increase or  decrease  depending  on CPUC or FERC decisions regarding payments and refunds.
See additional  discussion in Note 3. These stated  amounts  representing  past or future  obligations  for purchased power,  PX energy  credits and certain other items  include  amounts that are in dispute, and the publishing  of these  amounts is not an  admission  by SCE of liability for any disputed amounts.

SCE's failure to pay when due the principal amount of the 5-7/8% and 6-1/2% senior unsecured notes constituted a default on each series, entitling those noteholders to exercise their remedies (see Note 5).

SCE has been unable to obtain financing of any kind.  As a result of investors' concerns regarding the California energy crisis and its impact on SCE's liquidity and overall financial condition, SCE has repurchased $550 million of pollution-control bonds that could not be remarketed in accordance with their terms.  These bonds may be remarketed in the future if SCE's credit status improves sufficiently.  In addition, SCE has been unable to market its commercial paper and other short-term financial instruments.  As of March 31, 2001, SCE resumed payment of interest on its debt obligations.  However, since June 30, 2001, SCE has deferred the interest payments on its quarterly income debt securities (subordinated debentures), as allowed by the terms of the securities.  All interest in arrears must be paid in full at the end of the deferral period.

In March 2001, the CPUC issued decisions ordering SCE and other investor-owned utilities to pay QFs for power deliveries on a going forward basis, commencing with April 2001 deliveries, and on the California Procurement
Adjustment (CPA) calculation including the approval of a 3(cent)per kWh rate increase.  One of the CPUC decisions also modified the formula used in calculating payments to QFs by substituting natural gas index prices based on deliveries at the Oregon border rather than the index prices at the Arizona border.  The changes apply to all
QFs, where appropriate, regardless of whether they use natural gas or other resources such as solar or wind.

In light of SCE's liquidity crisis, its Board of Directors has not declared quarterly common stock dividends to
SCE's parent, Edison International, since September 2000.  Also, SCE's Board has not declared the regular quarterly dividends for any of SCE's cumulative preferred stock in 2001.  The total preferred stock dividends in arrears were $17 million as of October 31, 2001.  Dividends are additionally restricted as detailed in Note 3.

SCE has implemented other cost-cutting measures, such as freezing new hiring and postponing certain capital expenditures.  SCE's current cost-cutting measures are intended to allow it to continue to operate while efforts to restore its creditworthiness (such as that contemplated in the CPUC litigation settlement agreement) are underway.

Unless the court of appeals issues a stay pending appeal (described below) or the settlement is successfully challenged on appeal, SCE's litigation settlement agreement with the CPUC, if implemented, is expected to allow
SCE to obtain financing which, combined with SCE's increasing cash reserves arising from the 2001 surcharges, should allow SCE to pay all of its past due obligations by the end of first quarter 2002.  Until these obligations are paid, resolution of SCE's liquidity crisis and its ability to continue to operate outside bankruptcy is uncertain.  SCE's independent public accountants' opinion on the accompanying financial statements includes an explanatory paragraph which states that the issues associated with the California energy crisis continue to raise substantial doubt about SCE's ability to continue as a going concern.

For a more detailed discussion of the matters discussed above, see Notes 3 through 7.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Regulatory Matters

CPUC Litigation Settlement Agreement

In November 2000, SCE filed a lawsuit against the CPUC in federal district court in California, seeking a ruling that SCE is entitled to full recovery of its past electricity procurement costs in accordance with the tariffs filed with the FERC.  By agreement of the parties, a stay of the lawsuit was issued in April 2001 while SCE sought implementation of legislative, regulatory and executive actions to resolve the California energy crisis and SCE's related financial and liquidity problems.  On October 5, 2001, the district court entered a stipulated judgment approving an agreement between the CPUC and SCE to settle the pending lawsuit.

Key elements of the settlement agreement include the following items:

o    The CPUC will establish an account called the procurement-related obligations account (PROACT) as of
     September 1, 2001, which will have an opening balance equal to the amount of SCE's procurement-related liabilities as of August 31, 2001 (approximately $6.4 billion), less SCE's cash and cash equivalents as of that date (approximately $2.5 billion), and less $300 million.  The opening balance of approximately $3.6 billion has been verified by the CPUC.

o    During a period beginning on September 1, 2001, and ending on the earlier of the date that SCE has recovered all of its procurement-related obligations recorded in the PROACT or December 31, 2005, SCE will apply to the PROACT, on a monthly or other basis established by the CPUC, the difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  Unrecovered obligations in the PROACT will accrue interest from
     September 1, 2001.

o    The parties agree that SCE will recover in retail electric rates its procurement-related obligations in the PROACT, with interest, by December 31, 2005.  Subject to certain adjustments, the CPUC will maintain current rates (including surcharges) in effect until December 31, 2003, or, if earlier, until the date that
     SCE recovers the entire PROACT balance.  If SCE has not recovered the entire balance by December 31, 2003, the unrecovered balance will be amortized for up to an additional two years.  The parties currently project that existing retail electric rates, including surcharges and as adjusted to reflect certain costs, will likely result in SCE recovering substantially all of its unrecovered procurement-related obligations prior to the end of 2003.

o    If the CPUC concludes that it is desirable to authorize a securitized financing of SCE's procurement-related obligations, the parties will work together to achieve the securitization.  Proceeds of any securitization will be credited to the PROACT when they are actually received.

o    During the period that SCE is recovering its procurement-related obligations, no penalty will be imposed by the CPUC on SCE for any noncompliance with CPUC-mandated capital structure requirements.

o    SCE intends to apply for CPUC approval to incur up to $250 million of recoverable costs to acquire financial instruments and engage in other transactions intended to hedge fuel cost risks associated with
     SCE's retained generation assets and power purchase contracts with qualifying facilities and other utilities.  The CPUC indicated that it will schedule proceedings reasonably promptly and consider SCE's application on an expedited basis.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o    SCE will not declare or pay dividends or other distributions on its common stock (all of which is held by its parent) prior to the earlier of the date SCE has recovered all of its procurement-related obligations in the
     PROACT or January 1, 2005.  However, if SCE has not recovered all of its procurement-related obligations by
     December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends, and the CPUC will not unreasonably withhold its consent.

o    To ensure the ability of SCE to continue to provide adequate service until the effectiveness of SCE's next general rate case, SCE may make capital expenditures above the level contained in current rates, up to
     $900 million per year, which will be treated as recoverable costs.

o    Subject to certain qualifications, SCE will cooperate with the CPUC and the California Attorney General to pursue and resolve SCE's claims and rights against sellers of energy and related services, SCE's defenses to claims arising from any failure to make payments to the PX or ISO, and similar claims by the State of
     California or its agencies against the same adverse parties.  During the recovery period discussed above, refunds obtained by SCE related to its procurement-related liabilities will be applied to the balance in the
     PROACT.

The settlement agreement states that one of its purposes is to restore the investment grade creditworthiness of
SCE as rapidly as reasonably practicable so that it will be able to provide reliable electrical service as a state-regulated entity as it has in the past.  SCE cannot provide assurance that it will regain investment grade credit ratings by any particular date.

The settlement agreement states that the CPUC shall adopt such decisions or orders it deems necessary to implement and carry out the provisions of the agreement, with the understanding that the agreement and stipulated judgment shall be binding and irrevocable upon the parties.  SCE expects that these implementing decisions or orders will be issued during fourth quarter 2001.

On October 26, 2001, a California consumer group asked a federal court of appeals for a stay of judgment pending appeal of the federal district court's judgment approving the settlement.  The group alleged that it was denied due process and that the CPUC had no authority to agree with SCE to violate the statutory rate freeze.  On
October 30, 2001, the court of appeals granted a temporary stay, and instructed the consumer group to return to district court to argue the merits of the stay.  On November 9, 2001, the district court denied the consumer group's request for a stay.  The consumer group indicated that it intends to ask the court of appeals for a stay of judgment pending appeal.  If the stay of judgment pending appeal is granted, or the settlement is successfully challenged on appeal, the ability of SCE and the CPUC to implement the settlement agreement would be affected adversely, which in turn would have an adverse effect on SCE's ability to restore its financial condition, repay its creditors, and avoid an involuntary bankruptcy petition.

CDWR Power Purchases

In accordance with an emergency order signed by the Governor, the CDWR began making emergency power purchases for
SCE's customers on January 18, 2001.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR and through the ISO are remitted directly to the CDWR and are not considered revenue to SCE.  In February 2001, Assembly Bill 1 (First Extraordinary Session, AB 1X) was enacted into law.
AB 1X authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE, and authorized the CDWR to issue bonds to finance electricity purchases.

On March 27, 2001,  the CPUC issued an interim  order  requiring SCE to pay the CDWR a per-kWh price equal to the applicable  generation-related retail rate per kWh for electricity  (based on rates in effect on January 5,
2001), for each kWh the CDWR sells to SCE's customers. The CPUC determined that the

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generation-related retail rate should be equal to the total bundled electric rate (including the 1(cent)per kWh surcharge adopted by the CPUC on January 4, 2001) less certain nongeneration-related rates or charges.  For the period January 19 through January 31, 2001, the CPUC ordered SCE to pay the CDWR at a rate of 6.277(cent)per kWh for power delivered to SCE's customers.  The CPUC determined that the applicable rate component is 7.277(cent)per kWh
(which increased to 10.277(cent)per kWh for electricity delivered after March 27, 2001, due to the 3(cent)surcharge discussed in Rate Stabilization Proceedings), for electricity delivered by the CDWR to SCE's retail customers after February 1, 2001, until more specific rates are calculated.  The CPUC ordered SCE to pay the CDWR within 45 days after the CDWR supplies power to retail customers, subject to penalties for each day the payment is late.

On September 4, 2001, the CPUC issued a proposed decision authorizing a CDWR revenue requirement of $12.1 billion to pay its bonds' costs and energy procurement costs for 2001 and 2002.  The proposed decision states that SCE's allocated share of this revenue requirement (based on a cost-of-service approach) would be approximately $4 billion, and changes SCE's payment from 10.277(cent)per kWh to 10.03(cent)per kWh.  A balancing account would be established to record the difference between the two rates, with the difference to be trued up in a subsequent
CPUC order.  In comments filed with the CPUC on September 12, 2001, SCE requested that the CPUC refrain from adopting a final revenue requirement until hearings are held to determine how the revenue requirement was calculated and its relationship to SCE's revenue requirement to be determined in the URG proceeding.  In a
November 5, 2001, filing with the CPUC, the CDWR reduced its revenue requirement to $10.0 billion, due to conservation efforts, lower natural gas prices and other changes in market conditions.  The CPUC has not determined SCE's share of the $10.0 billion.  A final decision on the URG and CDWR matters is not expected until early 2002.

SCE believes that the intent of AB 1X was for the CDWR to assume full responsibility for purchasing all power needed to serve the retail customers of electric utilities, in excess of the output of generating plants owned by the electric utilities and power delivered to the utilities under existing contracts.  However, the CDWR stated
that it would only purchase power that it considers to be reasonably priced, leaving the ISO to purchase in the short-term market the additional power necessary to meet system requirements.  The ISO, in turn, took the position that it will charge SCE for the costs of power it purchases in this manner.  If SCE is found responsible for purchases of power by the ISO for delivery to SCE's customers on or after January 18, 2001, SCE's purchased-power costs for the nine months ended September 30, 2001, could increase by as much as $1.6 billion
(which includes bills received for January through July 2001, and an estimate for August and September 2001).
This amount could increase or decrease depending on CPUC or FERC decisions regarding payments and refunds.  In its March 2001 interim order, the CPUC stated that it cannot assume that the CDWR will pay for the ISO purchases and that it does not have the authority to order the CDWR to do so.  Litigation among certain power generators, the ISO and the CDWR (to which SCE is not a party), and proceedings before the FERC (to which SCE is a party), may result in rulings clarifying the CDWR's financial responsibility for purchases of power.  In April 2001, the
FERC issued an order confirming its February 2001 order that the ISO must have a creditworthy buyer for any transactions.  SCE has not met the ISO's creditworthiness requirements since its credit ratings were downgraded in mid-January 2001.  As a result, SCE has protested and returned the bills it has received from the ISO.  On
November 7, 2001, the FERC issued an order directing the ISO to invoice CDWR (within 15 days of the date of the order) for all transactions it entered into on behalf of SCE's customers.  The ISO was also directed to file a report with the FERC within 15 days from the date of the order indicating overdue amounts from CDWR and a schedule for payments of those amounts within three months of the date of the order.  In any event, SCE takes the position that it is not responsible for purchases of power by the CDWR or the ISO on or after January 18, 2001.
SCE cannot predict the outcome of any of these proceedings or issues.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Status of Transition and Power-Procurement Cost Recovery

The electric utility industry restructuring plan instituted a multi-year freeze on the rates that SCE could charge its customers and transition cost recovery mechanisms designed to allow SCE to recover its stranded costs associated with generation-related assets.  California's electric utility industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective
January 1, 1998.  These frozen rates (except for the surcharges effective in 2001) were to remain in effect until the earlier of March 31, 2002, or the date when the CPUC-authorized costs for utility-owned generation assets and obligations were recovered.  However, between May 2000 and June 2001, the prices charged by generators and other sellers escalated far beyond what SCE could charge its customers. As a result, SCE incurred a $4 billion undercollection in transition costs.

SCE's transition costs include power purchases from QF contracts (which are the direct result of prior legislative and regulatory mandates), recovery of certain generating assets and other costs incurred to provide service to customers.  Other costs include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs and accelerated recovery of investment in SCE's nuclear plants.  Recovery of costs related to power-purchase QF contracts is permitted through the terms of each contract.  Legislation and regulatory decisions issued prior to the beginning of the rate freeze called for most of the remaining transition costs to be recovered through the end of the four-year transition period (not later than March 31, 2002).  Because regulatory and legislative actions that make such recovery probable were not taken in a timely manner during the energy crisis, as of December 31, 2000, SCE was unable to conclude that the net regulatory assets related to purchased-power settlements, the unamortized loss on SCE's generating plant sales in
1998, and various other generation regulatory assets were probable of recovery through the rate-making process.
As a result, these balances were written off as a charge to earnings at that time.

There were three sources of revenue available to SCE for transition cost recovery through the TCBA mechanism:
revenue from the sale or valuation of generation assets in excess of book values, net market revenue from the sale of SCE-controlled generation into the ISO and PX markets and competition transition charge (CTC) revenue.
Revenue from the first two sources has not been available since January 2001.  Net proceeds of the 1998 plant sales were used to reduce transition costs, which otherwise had been expected to be collected through the TCBA mechanism.  State legislation enacted in January 2001 prohibits the sale of SCE's remaining generation assets until 2006.  SCE stopped selling power from its generation into the ISO and PX markets in January 2001, after
SCE's credit ratings were downgraded and the PX suspended SCE's trading privileges.

CTC revenue was determined residually (i.e., CTC revenue was the residual amount remaining from monthly gross customer revenue under the rate freeze after subtracting the revenue requirements for transmission, distribution, nuclear decommissioning and public benefit programs, and ISO payments and power purchases from the PX and ISO).
The CTC applied to all customers who were using or began using utility services on or after the CPUC's 1995
restructuring decision date.  Residual CTC revenue was calculated through the TRA mechanism.   In accordance with
the March 27, 2001, rate stabilization decision, both positive and negative residual CTC revenue was transferred from the TRA to the TCBA on a monthly basis, retroactive to January 1, 1998.  A previous decision had called only for a transfer of positive residual CTC revenue (TRA overcollections) to the TCBA and there had not been any positive residual CTC revenue between May 2000 and June 2001.  The cumulative transition cost undercollection (as recalculated) was $4.0 billion as of September 30, 2001, and $2.9 billion as of December 31, 2000.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rate Stabilization Proceedings

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the four-year rate freeze was to end on March 31, 2002, or earlier, depending on the pace of transition cost recovery.  In December 2000, SCE filed an amended rate stabilization plan application, stating that the statutory rate freeze had ended in accordance with California law, and requesting the CPUC to approve an immediate 30%
increase to be effective, subject to refund, January 4, 2001.

In January 2001, independent auditors hired by the CPUC issued a report on the financial condition and solvency of SCE and its affiliates.  The report confirmed what SCE had previously disclosed to the CPUC in public filings about SCE's financial condition.  The audit report covered, among other things, cash needs, credit relationships, accounting mechanisms to track stranded cost recovery, the flow of funds between SCE and Edison International, and earnings of SCE's California affiliates.  In April 2001, the CPUC adopted an order instituting investigation that reopens the past CPUC decision authorizing the utilities to form holding companies and initiates an investigation into: whether the holding companies violated CPUC requirements to give priority to the capital needs of their respective utility subsidiaries; whether ring-fencing actions by Edison International and PG&E
Corporation and their respective nonutility affiliates also violated the requirements to give priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  SCE believes the holding company decision refers to equity investment, not working capital for operating costs.  The CPUC ordered testimony and briefing on these matters, which SCE filed in May and June 2001.  SCE cannot predict what effects this investigation or any subsequent actions by the CPUC may have on SCE.

In March 2001, the CPUC ordered a rate increase in the form of a 3(cent)per kWh surcharge applied only to going-forward electric power procurement costs, effective immediately, and affirmed that a 1(cent)interim surcharge granted in January 2001 is now permanent.  The 3(cent)surcharge is to be added to the rate paid to the CDWR.
Although the 3(cent)increase was authorized as of March 27, 2001, the surcharge was not collected in rates until the
CPUC established a rate design in early June 2001.

Also, in the March 2001 order, the CPUC granted a petition previously filed by The Utility Reform Network and directed that the balance in SCE's TRA account, whether over or undercollected, be transferred on a monthly basis to the TCBA, retroactive to January 1, 1998.  Previous rules called only for TRA overcollections (residual CTC revenue) to be transferred to the TCBA.  The CPUC also ordered SCE to transfer the coal and hydroelectric balancing account overcollections to the TRA on a monthly basis before any transfer of residual CTC revenue to the TCBA, retroactive to January 1, 1998.  Previous rules called for overcollections in these two balancing accounts to be transferred directly to the TCBA on an annual basis.  Based upon the transfer of balances into the
TCBA, the CPUC denied SCE's December 2000 filing to have the current rate freeze end, and stated that the four-year rate freeze will not end until recovery of all specified transition costs or March 31, 2002; and that balances in the TRA cannot be recovered after the end of the rate freeze.  The CPUC also said that it will monitor the balances remaining in the TCBA and consider how to address remaining balances in the ongoing proceedings.  In accordance with the October 2001 settlement with the CPUC, it is expected that the TCBA mechanism will be discontinued and the PROACT mechanism will be established retroactive to August 31, 2001.

Utility Retained Generation Proceeding

In order to implement the CPA and Rate Stabilization decisions, SCE filed a comprehensive proposal for new cost-of-service ratemaking for utility retained generation through the end of 2002.  The URG proposal calls for balancing accounts for SCE-owned generation, QF and interutility contracts,

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

procurement costs and ISO charges based on either actual or CPUC-authorized revenue requirements.  Under the proposal, the four new balancing accounts would be effective January 1, 2001, for capital-related costs, and
February 1, 2001, for non-capital-related costs.  In addition, SCE's unamortized nuclear investment would be amortized and recovered in rates over a 10-year period effective January 1, 2001.  Should this application be approved, SCE expects to reestablish for financial reporting purposes its unamortized nuclear investment and related flow-through taxes as regulatory assets with a corresponding credit to earnings.  Hearings were held in
July 2001.  A final decision is not expected until early 2002.

Wholesale Electricity Markets

In October 2000, SCE filed a joint petition urging the FERC to immediately find the California wholesale electricity market to be not workably competitive, immediately impose a cap on the price for energy and ancillary services, and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds.  In December 2000, the FERC took limited action and failed to impose a price cap.  SCE filed an emergency petition in the federal Court of Appeals challenging the FERC order and requesting the FERC to immediately establish cost-based wholesale rates.  The Court denied SCE's petition in January 2001.

In its December 2000 order, the FERC established an "underscheduling" penalty applicable to scheduling coordinators that do not schedule sufficient resources to supply 95% of their respective loads.  In May 2001, the
FERC indicated that it will make a determination regarding the suspension of the underscheduling penalty in a future order in response to a complaint filed by SCE that asked the FERC to eliminate the penalty.  As of October
31, 2001, SCE's share of the accumulated penalties were estimated to be as much as $360 million.  The ISO has not billed SCE for any amounts associated with the underscheduling penalty.  SCE cannot predict the outcome of this matter.

On April 25, 2001, after months of extremely high power prices, the FERC issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region.  The latest order is in effect until September 30, 2002.

After unsuccessful settlement negotiations among utilities, power sellers and state representatives, on July 25,
2001, the FERC issued an order that limits potential refunds from alleged overcharges to the ISO and PX spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge will conduct evidentiary hearings on this matter.  SCE cannot predict the amount of any potential refunds.  Under the settlement of litigation with the CPUC, refunds will be applied to the balance in the PROACT.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE also has bilateral forward contacts, which are considered normal purchases under accounting rules.  Due to its deteriorating credit ratings, SCE has been unable to purchase additional bilateral forward contracts, and, in early 2001, the counterparties terminated $379 million (nominal value) of SCE's contracts.  At September 30,
2001, SCE's bilateral forward contracts had a nominal value of $291 million.  SCE is exposed to credit loss in the event of nonperformance by the counterparties to its bilateral forward contracts, but does not expect the counterparties to fail to meet their obligations.  The counterparties are required to post collateral depending on the creditworthiness of each counterparty.  SCE is exposed to market risk resulting from changes in the spot market price for power.

SCE used an interest rate swap to reduce the potential impact of interest rate fluctuations on floating-rate long-term debt.  At December 31, 2000, and September 30, 2000, SCE had an interest rate swap agreement which fixed the interest rate at 5.585% for $196 million of debt due 2008; the receive rate on the swap averaged 3.839%
in 2000.  As a result of the downgrade in SCE's credit rating below the level allowed under the interest rate hedge agreement, on January 5, 2001, the counterparty to this interest rate swap terminated the agreement.  As a result of the termination of the swap, SCE is paying a floating rate on $196 million of its debt due 2008.  The realized loss of $26 million is being amortized over a period ending in 2008.

On January 1, 2001, SCE adopted a new accounting standard for derivative instruments and hedging activities.  See
Note 1 for a further discussion.  On the implementation date, SCE recorded its interest rate swap agreement
(terminated January 5, 2001) and its block forward power-purchase contracts at fair value on its balance sheet.
As discussed above, on February 2, 2001, the state seized the contracts, which at that time had an unrealized gain of approximately $500 million.  On September 30, 2001, a federal appeals court ruled that the Governor of
California acted illegally when he seized the power contracts held by SCE.  In conjunction with its settlement agreement with the CPUC, SCE has agreed to release any claim for compensation against the state for these contracts.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of financial instruments were:

                                              September 30,            December 31,          September 30,
       In millions                                2001                     2000                  2000
---------------------------------------------------------------------------------------------------------------

                                             Cost       Fair          Cost       Fair       Cost       Fair
       Instrument                            Basis      Value         Basis      Value      Basis      Value
---------------------------------------------------------------------------------------------------------------

       Financial assets:
       Decommissioning trusts              $ 1,717    $ 2,268       $ 1,720    $ 2,505    $ 1,774    $ 2,542
       Gas call options                         --         --            --         --         19        251

       Financial liabilities:
       DOE decommissioning and
          decontamination fees                  36         27            36         31         40         33
       Interest rate swap                       --         --            --         21         --         13
       Short-term debt                       2,131      2,032         1,451      1,339      1,276      1,276
       Long-term debt                        3,166      3,120         5,631      5,178      4,807      4,653
       Long-term debt classified as
          due within one year                2,797      2,678           646        632        647        651
       Preferred stock subject to
          mandatory redemption                 151         75           256        157        256        250
       Preferred stock to be redeemed
          within one year                      105         53            --         --         --         --
---------------------------------------------------------------------------------------------------------------

Financial assets are carried at their fair values based on quoted market prices.  Financial liabilities are recorded at cost.  Financial liabilities' fair values are based on: quoted market prices for the interest rate swap; brokers' quotes for short-term debt, long-term debt and preferred stock; and discounted future cash flows for U.S. Department of Energy (DOE) decommissioning and decontamination fees.  Due to their short maturities, amounts reported for cash equivalents approximated fair value at September 30, 2001, December 31, 2000, and
September 30, 2000.

Gross unrealized holding gains on debt and equity investments were:

                                                      September 30,       December 31,       September 30,
       In millions                                        2001                2000               2000
-------------------------------------------------------------------------------------------------------------

       Decommissioning trusts:
       Municipal bonds                                  $  141              $  193             $  202
       Stocks                                              252                 384                383
       U.S. government issues                               89                 136                126
       Short-term and other                                 69                  72                 57
-------------------------------------------------------------------------------------------------------------

       Total                                            $  551              $  785             $  768
-------------------------------------------------------------------------------------------------------------

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 1997, SCE Funding LLC, a special purpose entity, issued $2.5 billion of rate reduction notes on behalf of SCE.  These notes were issued to finance the 10% rate reduction mandated by state law.  The proceeds of the rate reduction notes were used by SCE Funding LLC to purchase from SCE an enforceable right known as transition property.  Transition property is a current property right created by the restructuring legislation and a financing order of the CPUC and consists generally of the right to be paid a specified amount from nonbypassable rates charged to residential and small commercial customers.  The rate reduction notes are being repaid over 10 years through these nonbypassable residential and small commercial customer rates that constitute the transition property purchased by SCE Funding LLC.  The notes are secured by the transition property and are not secured by, or payable from, assets of SCE or Edison International.  SCE used the proceeds from the sale of the transition property to retire debt and equity securities.  Although, as required by accounting principles generally accepted in the United States, SCE Funding LLC is consolidated with SCE and the rate reduction notes are shown as long-term debt in the consolidated financial statements, SCE Funding LLC is legally separate from
SCE.  The assets of SCE Funding LLC are not available to creditors of SCE or Edison International and the transition property is legally not an asset of SCE or Edison International.  Due to SCE's credit downgrade, in
January 2001, SCE began remitting its customer collections related to the rate-reduction notes on a daily basis.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of:

                                                         September 30,         December 31,         September 30,
      In millions                                            2001                  2000                 2000
-------------------------------------------------------------------------------------------------------------------

      First and refunding mortgage bonds:
         2002 - 2026 (5.625% to 7.25%)                    $ 1,175               $ 1,175              $ 1,175
      Rate reduction notes:
        2002 - 2007 (6.22% to 6.42%)                        1,550                 1,724                1,795
      Pollution control bonds:
         2008 - 2040 (5.125% to 7.2% and variable)          1,217                 1,216                1,415
      Bonds repurchased                                      (550)                 (420)                  --
      Funds held by trustees                                  (20)                  (20)                (219)
      Debentures and notes:
         2001 - 2029 (5.875% to 7.625% and variable)        2,450                 2,450                1,150
      Subordinated debentures:
         2044 (8.375%)                                        100                   100                  100
      Commercial paper for nuclear fuel                        66                    79                   64
      Long-term debt classified as due within one year     (2,797)                 (646)                (647)
      Unamortized debt discount - net                         (25)                  (27)                 (26)
-------------------------------------------------------------------------------------------------------------------

      Total                                               $ 3,166               $ 5,631              $ 4,807
-------------------------------------------------------------------------------------------------------------------

Long-term debt maturities and sinking-fund requirements for the five twelve-month periods following September 30,
2001, are: 2002 - $947 million; 2003 - $572 million; 2004 - $1.4 billion; 2005 - $247 million; and 2006 -
$447 million.  These projections assume no acceleration of payments arising from default.  See further discussion below.

As a result of its liquidity crisis, SCE has taken steps to conserve cash so that it can continue to provide service to its customers.  As a part of this process, SCE has suspended payments of certain obligations.  As of
October 31, 2001, SCE has failed to pay $400 million of maturing principal on its 5-7/8% and 6-1/2% senior unsecured notes.  SCE's failure to pay when due the principal amount of the 5-7/8% and 6-1/2% senior unsecured notes constituted a default on each series, entitling those noteholders to exercise their remedies.  Such failure and the failure to pay commercial paper when due could also constitute an event of default on all the other series of senior unsecured notes if the trustee or holders of 25% in principal amount of the notes give a notice demanding that the default be cured, and SCE does not cure the default within 30 days.  Such failures are also an event of default under SCE's credit facilities and bilateral credit agreements, entitling those lenders to exercise their remedies including potential acceleration of the outstanding borrowings of $1.65 billion (see Note
6).  If a notice of default is received, SCE could cure the default only by paying $531 million in overdue principal to holders of commercial paper and $400 million to the holders of the 5-7/8% and 6-1/2% senior unsecured notes which were issued prior to the energy crisis.  Making such payment would further impact SCE's liquidity.  If a notice of default were received and not cured, and the trustee or noteholders were to declare an acceleration of the outstanding principal amount of the senior unsecured notes, SCE would not have the cash to pay the obligation and could be forced to declare bankruptcy.  As a result of the default of the two series of senior unsecured notes, SCE's other senior unsecured notes and subordinated debentures have been classified as due within one year in the accompanying financial statements.  Since June 30, 2001, SCE has deferred the interest payments on its quarterly income debt securities (subordinated debentures), as allowed by the terms of the securities.  All interest in arrears must be paid in full at the end of the deferral period.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Short-term debt consisted of:

                                                 September 30,         December 31,          September 30,
       In millions                                   2001                  2000                  2000
-------------------------------------------------------------------------------------------------------------

       Commercial paper                           $    541               $   700              $   764
       Bank loans                                    1,650                   835                  410
       Floating rate notes                              --                    --                  175
       Other                                             6                    --                   --
       Amount reclassified as long-term debt           (66)                  (79)                 (64)
       Unamortized discount                             --                    (5)                  (9)
-------------------------------------------------------------------------------------------------------------

       Total                                       $ 2,131               $ 1,451              $ 1,276
-------------------------------------------------------------------------------------------------------------

       Weighted-average interest rate                6.2%                  6.9%                  6.7%

At September 30, 2001, SCE had lines of credit (including bilateral credit agreements) totaling $1.65 billion.
As of January 2001, SCE had borrowed the entire $1.65 billion in funds available under its credit lines.  The proceeds were used in part to repurchase $550 million of pollution control bonds; the balance was retained as a liquidity reserve.  When available, the lines can be drawn at negotiated or bank index rates.

SCE's $200 million, 364-day credit facility and $400 million in bilateral credit agreements expire on March 29,
2002.  SCE's $1.05 billion, five-year credit facility expires in May 2002.  The forbearance agreements on the
$1.65 billion in credit facilities expire on March 29, 2002.

SCE has conserved cash by deferring payment of $531 million of matured commercial paper as of October 31, 2001.

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

Preferred stock redemption requirements for the five twelve-month periods following September 30, 2001, are: 2002
- $105 million; 2003 - $9 million; 2004 - $9 million; 2005 - $9 million; and 2006 - $9 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative preferred stock consisted of:

                                                                      September 30,     December 31,     September 30,
Dollars in millions, except per share amounts                             2001              2000              2000
-----------------------------------------------------------------------------------------------------------------------

                                              September 30, 2001
                                       ----------------------------------
                                           Shares         Redemption
                                       Outstanding            Price
                                       ---------------    ---------------

Not subject to mandatory redemption:
$25 par value:
4.08% Series                             1,000,000      $   25.50         $   25         $   25           $  25
4.24                                     1,200,000          25.80             30             30              30
4.32                                     1,653,429          28.75             41             41              41
4.78                                     1,296,769          25.80             33             33              33
-----------------------------------------------------------------------------------------------------------------------

Total                                                                     $  129         $  129           $ 129
-----------------------------------------------------------------------------------------------------------------------

Subject to mandatory redemption:
$100 par value:
6.05% Series                               750,000      $  100.00         $   75         $   75           $  75
6.45                                     1,000,000         100.00            100            100             100
7.23                                       807,000         100.00             81             81              81

Preferred stock to be redeemed within one year                              (105)            --              --
-----------------------------------------------------------------------------------------------------------------------

Total                                                                     $  151         $  256           $ 256
-----------------------------------------------------------------------------------------------------------------------

There were no preferred stock issuances or redemptions for the three, nine and twelve months ended September 30,
2001, and 2000.

In 2001, SCE's Board has not declared the regular quarterly dividends for any of SCE's cumulative preferred stock.  As of October 31, 2001, SCE's preferred stock dividends in arrears were $17 million.  As long as these dividends remain unpaid, SCE cannot declare or pay future cash dividends on any series of preferred stock or on its common stock, and SCE cannot repurchase any shares of its common stock.  As a result of the $2.5 billion charge to earnings during fourth quarter 2000, SCE's retained earnings are now in a deficit position and therefore, under California law, SCE will be unable to pay dividends as long as a deficit remains.  Dividends are additionally restricted as detailed in Note 3.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net accumulated deferred income tax liability were:

                                                               September 30,    December 31,        September 30,
In millions                                                        2001             2000                2000
-------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
Property-related                                                $    197         $    277            $    193
Unrealized gains and losses                                          384              420                 436
Investment tax credits                                                75               81                  90
Regulatory balancing accounts                                      1,869            1,763                  94
Decommissioning                                                       79               98                 103
Accrued charges                                                      443              379                 311
Unbilled revenue                                                     181              101                 187
Other                                                                137               56                  80
-------------------------------------------------------------------------------------------------------------------

Total                                                            $ 3,365          $ 3,175             $ 1,494
-------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
Property-related                                                 $ 2,259          $ 2,184             $ 2,345
Capitalized software costs                                           228              264                 251
Regulatory balancing accounts                                      1,907            1,632               1,179
Unrealized gains and losses                                          281              317                 333
Other                                                                331              242                 200
-------------------------------------------------------------------------------------------------------------------

Total                                                            $ 5,006          $ 4,639             $ 4,308
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                          $ 1,641          $ 1,464             $ 2,814
-------------------------------------------------------------------------------------------------------------------

Classification of accumulated deferred income taxes:
Included in deferred credits                                     $ 2,234          $ 2,009             $ 3,360
Included in current assets                                           593              545                 546

The current and deferred components of income tax expense were:

                                              3 Months Ended           9 Months Ended            12 Months Ended
                                               September 30,            September 30,             September 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                  2001        2000         2001        2000        2001         2000
-------------------------------------------------------------------------------------------------------------------

Current:
Federal                                     $ 322       $ (48)       $  27       $ 235   $    (312)       $ 271
State                                          --         (13)          --          56         (56)          66
-------------------------------------------------------------------------------------------------------------------

                                              322         (61)          27         291        (368)         337
-------------------------------------------------------------------------------------------------------------------

Deferred - federal and state:
Accrued charges                               (16)        (17)         (50)        (66)       (117)        (103)
Contributions in aid of construction           (6)         (5)          (9)         (6)        (14)         (11)
Property related                               60         (46)         178        (139)         15         (185)
Investment and energy tax credits - net        (2)        (10)          (5)        (31)        (15)         (43)
Operating loss carryforwards                  102          --          (10)         --         (24)          --
Regulatory assets                             (52)         11         (133)         25          93            9
Regulatory balancing accounts                 140         363          151         397        (986)         570
State tax privilege year                      (27)          4          (18)          7           5            4
Unbilled revenue                              (79)        (70)         (90)        (65)         (4)         (63)
Decommissioning fund withdrawals               10           6           21          12          26           15
Other                                          (7)         (6)           6           1           9            5
-------------------------------------------------------------------------------------------------------------------

                                              123         230           41         135      (1,012)         198
-------------------------------------------------------------------------------------------------------------------

Total                                       $ 445       $ 169        $  68       $ 426    $ (1,380)       $ 535
-------------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composite federal and state statutory income tax rate was 40.551% for all periods presented.

The federal statutory income tax rate is reconciled to the effective tax rate below:

                                              3 Months Ended           9 Months Ended            12 Months Ended
                                               September 30,            September 30,             September 30,
-------------------------------------------------------------------------------------------------------------------

                                              2001        2000         2001        2000        2001         2000
-------------------------------------------------------------------------------------------------------------------

Federal statutory rate                        35.0%       35.0%        35.0%       35.0%       35.0%        35.0%
Capitalized software                          (0.2)       (0.8)        (4.3)       (0.8)        0.3         (1.0)
Property-related and other                    --           9.4          3.3         9.4        (3.5)         8.6
Investment and energy tax credits             (0.2)       (3.0)        (2.6)       (3.5)        0.4         (3.7)
State tax - net of federal deduction           5.8         8.3          9.2         8.0         4.4          8.0
-------------------------------------------------------------------------------------------------------------------

Effective tax rate                            40.4%       48.9%        40.6%       48.1%       36.6%        46.9%
-------------------------------------------------------------------------------------------------------------------

Note 9.  Employee Compensation and Benefit Plans

Employee Savings Plan

SCE has a 401(k) defined-contribution savings plan designed to supplement employees' retirement income.  The plan received employer contributions of $8 million, $22 million and $29 million for the three, nine and twelve months ended September 30, 2001, respectively, and $8 million, $23 million and $29 million for the three, nine and twelve months ended September 30, 2000, respectively.

Pension Plan

SCE has a noncontributory, defined-benefit pension plan that covers employees meeting minimum service requirements.  SCE recognizes pension expense as calculated by the actuarial method used for ratemaking.  In
April 1999, SCE adopted a cash balance feature for its pension plan.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                        9 Months Ended         Year Ended         9 Months Ended
                                                         September 30,        December 31,         September 30,
In millions                                                  2001                 2000                 2000
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period                  $ 2,200              $ 2,075              $ 2,075
Service cost                                                    51                   63                   48
Interest cost                                                  114                  155                  117
Actuarial loss                                                  --                   90                   --
Benefits paid                                                 (151)                (183)                (142)
-------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                        $ 2,214              $ 2,200              $ 2,098
-------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period           $ 3,067              $ 3,078              $ 3,078
Actual return on plan assets                                  (374)                 143                  204
Employer contributions                                          --                   29                   29
Benefits paid                                                 (151)                (183)                (142)
-------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period                 $ 2,542              $ 3,067              $ 3,169
-------------------------------------------------------------------------------------------------------------------

Funded status                                             $    328             $    867              $ 1,071
Unrecognized net loss (gain)                                  (158)                (745)              (1,012)
Unrecognized transition obligation                              19                   22                   25
Unrecognized prior service cost                                106                  118                  120
-------------------------------------------------------------------------------------------------------------------

Recorded asset                                            $    295             $    262             $    204
-------------------------------------------------------------------------------------------------------------------

Discount rate                                                7.25%                7.25%                7.75%
Rate of compensation increase                                5.00%                5.00%                5.00%
Expected return on plan assets                               8.50%                8.50%                7.50%

The components of pension expense were:

                                              3 Months Ended          9 Months Ended            12 Months Ended
In millions                                    September 30,           September 30,             September 30,
-------------------------------------------------------------------------------------------------------------------

                                              2001        2000        2001        2000         2001       2000
-------------------------------------------------------------------------------------------------------------------

Service cost                                $   17      $   16      $   51      $   48       $   66     $   64
Interest cost                                   38          39         114         117          152        149
Expected return on plan assets                 (63)        (57)       (189)       (171)        (284)      (215)
Net amortization and deferral                   (3)         (8)         (9)        (24)         (25)       (19)
-------------------------------------------------------------------------------------------------------------------
Pension expense (benefit) under
   accounting standards                        (11)        (10)        (33)        (30)         (91)       (21)
Regulatory adjustment - deferred                11          10          33          30           91         32
-------------------------------------------------------------------------------------------------------------------
Net pension expense recognized               $  --       $  --       $  --       $  --        $  --     $   11
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on plan assets and benefit obligations is shown below:

                                                   9 Months Ended          Year Ended           9 Months Ended
                                                    September 30,         December 31,           September 30,
In millions                                             2001                  2000                   2000
-------------------------------------------------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of period            $ 1,762               $ 1,462                $ 1,462
Service cost                                              33                    39                     27
Interest cost                                             99                   121                     87
Actuarial loss                                            --                   202                     --
Benefits paid                                            (51)                  (62)                   (45)
-------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of period                  $ 1,843               $ 1,762                $ 1,531
-------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period     $ 1,200                 1,283                $ 1,283
Actual return on plan assets                              78                   (40)                    69
Employer contributions                                    15                    19                     63
Benefits paid                                            (51)                  (62)                   (45)
-------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of period           $ 1,242               $ 1,200                $ 1,370
-------------------------------------------------------------------------------------------------------------------

Funded status                                       $   (601)             $   (562)              $   (161)
Unrecognized net loss (gain)                             141                   141                   (204)
Unrecognized transition obligation                       305                   323                    328
-------------------------------------------------------------------------------------------------------------------

Recorded asset (liability)                          $   (155)            $     (98)             $     (37)
-------------------------------------------------------------------------------------------------------------------

Discount rate                                            7.5%                  7.5%                   8.0%
Expected return on plan assets                           8.2%                  8.2%                   7.5%

Expense components were:
                                              3 Months Ended          9 Months Ended             12 Months Ended
In millions                                    September 30,           September 30,              September 30,
-------------------------------------------------------------------------------------------------------------------

                                             2001        2000        2001         2000         2001        2000
-------------------------------------------------------------------------------------------------------------------

Service cost                                $  11      $    9       $  33        $  27        $  45       $  40
Interest cost                                  33          29          99           87          133         118
Expected return on plan assets                (26)        (23)        (78)         (69)        (115)        (91)
Net amortization and deferral                   6           6          18           18           27          24
-------------------------------------------------------------------------------------------------------------------

Total expense                               $  24       $  21       $  72        $  63        $  90       $  91
-------------------------------------------------------------------------------------------------------------------

The assumed rate of future increases in the per-capita cost of health care benefits is 11.0% for 2001, gradually decreasing to 5.0% for 2008 and beyond.  Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of September 30, 2001, by $290 million and annual aggregate service and interest costs by $31 million.  Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of September 30, 2001, by $250 million and annual aggregate service and interest costs by $25 million.

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
If an option holder retires, dies or is permanently and totally disabled (qualifying event) during the vesting period, the unvested options will vest on a pro rata basis.  If an option holder is terminated under a company severance plan, the unvested options will vest on a pro rata basis with an additional year of service credit.

Unvested options of any person who has served in the past on the SCE Management Committee (which was dissolved in
1993) will vest and be exercised upon a qualifying event.  If a qualifying event occurs, the vested options may continue to be exercised within their original terms by the recipient or beneficiary.  If an option holder is terminated other than by a qualifying event, options which had vested as of the prior anniversary date of the grant are forfeited unless exercised within 180 days of the date of termination; except that if the termination is covered by a company severance plan, the terminated employee will receive one additional year of vesting credit and must exercise vested options within 12 months.  All unvested options are forfeited on the date of termination.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The performance share values are accrued ratably over a three-year performance period.  SCE measures compensation expense related to stock-based compensation by the intrinsic value method.  Compensation expense recorded under the stock-compensation programs was $2 million, $2 million and $3 million for the three, nine and twelve months ended September 30, 2001, respectively, and $1 million, $2 million and $5 million for the three, nine and twelve months ended September 30, 2000, respectively.

Stock-based compensation expense under the fair value method of accounting would have resulted in pro forma net income (loss) available for common stock of $649 million, $75 million and $(2.417) billion for the three, nine and twelve months ended September 30, 2001, respectively, and $171 million, $439 million and $580 million for the three, nine and twelve months ended September 30, 2000, respectively.

The fair value for each option granted, providing the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used in determining fair value through the model:

                                                           September 30,               September 30,
                                                               2001                        2000
----------------------------------------------------------------------------------------------------------

         Expected life                                  7 years - 10 years            7 years - 10 years
         Risk-free interest rate                            4.7% - 6.1%                  4.7% - 6.0%
         Expected volatility                                 18% - 50%                    17% - 38%
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

The investment in each project as of September 30, 2001, was:

                                                 Original           Accumulated
                                                  Cost of        Depreciation and       Under         Ownership
     In millions                                 Facility          Amortization     Construction      Interest
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
     Transmission systems:
       Eldorado                                $     41             $     12            $   1             60%
       Pacific Intertie                             230                   83                8             50%
     Generating stations:
       Four Corners Units 4 and 5 (coal)            463                  361                4             48%
       Mohave (coal)                                331                  245                2             56%
       Palo Verde (nuclear)(1)                    1,630                1,585               18             16%
       San Onofre (nuclear)(1)                    4,278                4,152               23             75%
-------------------------------------------------------------------------------------------------------------------

     Total                                      $ 6,973              $ 6,438            $  56
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

Estimated remaining commitments for noncancelable leases at September 30, 2001, were:

         Year ended December 31,                                                   In millions
-------------------------------------------------------------------------------------------------
         2001                                                                        $   4
         2002                                                                           14
         2003                                                                           12
         2004                                                                           11
         2005                                                                            8
         Thereafter                                                                     19
-------------------------------------------------------------------------------------------------
         Total                                                                        $ 68
-------------------------------------------------------------------------------------------------

Nuclear Decommissioning

Decommissioning is estimated to cost $2.2 billion in current-year dollars, based on site-specific studies performed in 1998 for San Onofre and Palo Verde.  Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near term.  SCE estimates that it will spend approximately $8.6 billion through 2060 to decommission its nuclear facilities.  This estimate is based on SCE's current dollar decommissioning costs, escalated at rates ranging from 0.3% to 10.0% (depending on the cost element) annually.  SCE expects these costs to be funded from independent decommissioning trusts, which receive contributions of approximately $25 million per year.  SCE estimates annual after-tax earnings on the decommissioning funds of 3.9% to 4.9%.

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

Decommissioning expense was $17 million, $44 million and $22 million for the three, nine and twelve months ended
September 30, 2001, respectively, and $67 million, $128 million and $148 million for the three, nine and twelve months ended September 30, 2000.  The accumulated provision for decommissioning, excluding San Onofre Unit 1, was
$1.4 billion at September 30, 2001, at December 31, 2000, and at September 30, 2000.  The estimated costs to decommission San Onofre Unit 1 (approximately $317 million) are recorded as a liability.

Decommissioning funds collected in rates are placed in independent trusts, which, together with accumulated earnings, will be utilized solely for decommissioning.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust investments (cost basis) include:

                                             Maturity            September 30,    December 31,      September 30,
     In millions                               Dates                 2001             2000              2000
-------------------------------------------------------------------------------------------------------------------
     Municipal bonds                        2002 - 2029          $    510         $    548          $    629
     Stocks                                     --                    598              531               519
     U.S. government issues                 2004 - 2029               344              421               413
     Short-term and other                      2001                   265              220               213
-------------------------------------------------------------------------------------------------------------------
     Total                                                        $ 1,717          $ 1,720           $ 1,774
-------------------------------------------------------------------------------------------------------------------

Trust fund earnings (based on specific identification) increase the trust fund balance and the accumulated provision for decommissioning.  Net earnings were less than $1 million for the three months ended September 30,
2001;  the fund incurred losses of $16 million and $56 million for the nine and twelve months ended September 30,
2001, respectively, and earnings were $47 million, $78 million and $87 million for the three, nine and twelve months ended September 30, 2000, respectively.  Proceeds from sales of securities (which are reinvested) were
$470 million, $1.8 billion and $2.9 billion for the three, nine and twelve months ended September 30, 2001, respectively, and $1.0 billion, $3.5 billion and $4.3 billion for the three, nine and twelve months ended
September 30, 2000, respectively.  Approximately 91% of the trust fund contributions were tax-deductible.

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

Certain minimum commitments for the years 2001 through 2005 are estimated below:

     In millions                                          2001       2002       2003       2004       2005
------------------------------------------------------------------------------------------------------------

     Fuel supply contracts                                $142       $109       $109       $106       $111
     Purchased-power capacity payments                     596        629        629        627        624
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
This lawsuit has been consolidated with another similar lawsuit filed on March 15, 2001.  A consolidated class action complaint was filed on August 3, 2001.  On September 17, 2001, SCE and Edison International filed a motion to dismiss for failure to state a claim.  The motion is scheduled for hearing on December 3, 2001.  SCE believes that its current and past accounting for the TRA undercollections and related items is appropriate and in accordance with accounting principles generally accepted in the United States.

Lawsuits have been filed against SCE by various QFs, including geothermal, wind and cogeneration suppliers.  The lawsuits are seeking payments of at least $833 million for energy and capacity supplied to SCE under QF contracts, and in some cases for additional damages as well.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell the power to other purchasers.  The state court cases have been coordinated before a single trial judge.  SCE has reached agreements with QFs representing about 97% of the QF renewable and cogeneration capacity provided to SCE.  The agreements provide for stays of litigation, payments to the QFs upon occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.  In light of the litigation settlement with the CPUC, SCE is seeking to negotiate amendments to the agreements with QFs.

SCE cannot predict the outcome of any of these matters.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties.  These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure.  Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs
(classified as deferred credits) at undiscounted amounts.

SCE's recorded estimated minimum liability to remediate its 42 identified sites is $114 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $269 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  SCE has sold all of its gas-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $45 million of its recorded liability, through an incentive mechanism.  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects the costs incurred at its remaining sites to be recovered through customer rates.  SCE has recorded a regulatory asset of $60 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can now be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation expenditures in each of the next several years are expected to range from $10 million to $25 million.  Recorded expenditures for the twelve months ended September 30, 2001, were $20 million.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Primarily, a mutual insurance company owned by utilities with nuclear facilities issues these policies.  If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $18 million per year.  This amount is expected to increase to $35 million on November 15, 2001.  Insurance premiums are charged to operating expense.

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

Palo Verde on-site spent fuel storage capacity will accommodate needs until 2003 for Unit 2, and until 2004 for
Units 1 and 3.  Arizona Public Service Company, operating agent for Palo Verde, expects that an interim fuel storage facility currently under construction will be completed in 2002.

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition

California's investor-owned electric utilities, including Southern California Edison Company (SCE), have been facing a crisis resulting from deregulation of the generation side of the electric industry through legislation enacted by the California Legislature and decisions issued by the California Public Utilities Commission (CPUC).
Under the legislation and CPUC decisions, prices for wholesale purchases of electricity from power suppliers are set by markets while the retail prices paid by utility customers for electricity delivered to them remain frozen at June 1996 levels except for the 10% residential rate reduction starting in 1998 and the 4(cent)-per-kWh surcharge effective in 2001.  See further discussion of the CPUC rate increases in Rate Stabilization Proceedings.
Beginning in May 2000, SCE's costs to obtain power (at wholesale electricity prices) for resale to its customers substantially exceeded revenue from frozen rates.  The shortfall was accumulated in the transition revenue account (TRA), a CPUC-authorized regulatory asset, prior to the retroactive transfer of the TRA balance to the transition cost balancing account (TCBA), as discussed below.  SCE has borrowed significant amounts of money to finance its electricity purchases, creating a severe liquidity crisis at SCE.

On October 5, 2001, a federal district court in California entered a stipulated judgment approving an October 2,
2001, agreement between the CPUC and SCE to settle a lawsuit.  SCE expects that the settlement agreement and the
CPUC actions contemplated in the agreement should enable SCE to recover its previously undercollected power procurement costs and repay its outstanding overdue obligations.  According to the terms of the settlement agreement, in the fourth quarter of 2001, it is expected that SCE will establish (retroactive to August 31, 2001)
a $3.6 billion account for these previously incurred procurement costs which will be called the procurement-related obligations account (PROACT).  During a period beginning on September 1, 2001, and ending on the earlier of the date that SCE has recovered all of its procurement-related obligations recorded in the PROACT or December 31, 2005, SCE will apply to the PROACT the difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  The settlement also calls for the end of the TCBA mechanism as of August 31, 2001, and continuation of the rate freeze (including surcharges) until the earlier of December 31, 2003, or the date that SCE recovers the account balance.  If SCE has not recovered the entire balance by the end of 2003, the remaining balance will be amortized in retail rates for up to an additional two years.  For further details on the settlement with the
CPUC, see CPUC Litigation Settlement Agreement.  On October 26, 2001, a California consumer group asked a federal court of appeals for a stay of judgment pending appeal of the federal district court's judgment approving the settlement.  The group alleged that it was denied due process and that the CPUC had no authority to agree with
SCE to violate the statutory rate freeze.  On October 30, 2001, the court of appeals granted a temporary stay, and instructed the consumer group to return to district court to argue the merits of the stay.  On November 9,
2001, the district court denied the consumer group's request for a stay.  The consumer group indicated that it intends to ask the court of appeals for a stay of judgment pending appeal.  If the stay of judgment pending appeal is granted, or the settlement is successfully challenged on appeal, the ability of SCE and the CPUC to implement the settlement agreement would be affected adversely, which in turn would have an adverse effect on
SCE's ability to restore its financial condition, repay its creditors and avoid an involuntary bankruptcy petition.

Accounting principles generally accepted in the United States permit SCE to defer costs and record regulatory assets if those costs are determined to be probable of recovery in future rates.  When SCE determines that regulatory assets, such as the TRA and the TCBA, are no longer probable of recovery through future rates, they are written off.  The TCBA is a regulatory balancing account that tracks the recovery of generation-related transition costs, including stranded investments.  SCE assessed the probability of recovery of the undercollected costs that were previously recorded in the TCBA in light of the CPUC's March 27, 2001, and April 3, 2001, decisions, including the retroactive transfer of balances from SCE's TRA to its TCBA and related changes that are discussed in more detail in Rate Stabilization Proceedings.  These decisions and other regulatory and legislative actions did not meet SCE's prior expectation that the CPUC would provide adequate cost recovery mechanisms.  As a result, SCE's financial results for the year ended December 31, 2000, included an after-tax charge of approximately

$2.5 billion ($4.2 billion on a pre-tax basis), reflecting a write-off of the TCBA and net regulatory assets to be recovered through the TCBA mechanism, as of December 31, 2000.  Transition costs in excess of transition revenue were also incurred during the first six months of 2001, resulting in a charge against earnings in the amount of $724 million (after tax) through June 30, 2001.  This resulted in further material declines in reported common shareholder's equity, particularly in light of the CPUC's failure to provide SCE with sufficient rate increases to cover its ongoing costs and obligations during that period.

The following pages include a discussion of the history of the TRA and TCBA and related circumstances, the significantly negative effect on the financial condition of SCE of undercollections recorded in the TRA and TCBA, the current status of the undercollections, the impact of the CPUC's March 27, 2001, decisions and related matters, and the expected resolution of the current crisis through implementation of the CPUC litigation settlement agreement.

Results of Operations

Earnings

SCE earned $651 million and $81 million, respectively, for the three and nine months ended September 30, 2001, and incurred a loss of $2.4 billion for the twelve months ended September 30, 2001.  SCE's third quarter earnings included recovery of $518 million (after tax) of previously undercollected transition costs during the third quarter of 2001 due to CPUC-approved surcharges that were billed beginning in June 2001.  The year-to-date earnings and twelve-months-ended loss reflect $724 million (after tax) of transition costs in excess of transition revenue during the first six months of 2001, partially offset by the $518 million overcollection during the third quarter of 2001.  For financial reporting purposes, these undercollected or overcollected costs are no longer accumulated in the TCBA.  The twelve-months-ended loss also included a write-off of the TCBA and other generation-related regulatory assets and liabilities in the amount of $2.5 billion (after tax) as of
December 31, 2000.

Accounting principles generally accepted in the United States require SCE at each financial statement date to assess the probability of recovering its regulatory assets through a regulatory process.  Based on the rules arising from the CPUC's March 27, 2001, rate stabilization decision, the $4.5 billion TRA undercollection as of
December 31, 2000, and the coal and hydroelectric balancing account overcollections were reclassified, and the
TCBA balance was recalculated to be a $2.9 billion undercollection (see further discussion of the CPUC rate increase in the Rate Stabilization Proceeding section and the components of the TCBA undercollection in the
Status of Transition and Power-Procurement Cost Recovery section of Regulatory Environment).  As a result, SCE was unable to conclude that, under applicable accounting principles, the $2.9 billion TCBA undercollection (as recalculated above) and $1.3 billion (book value) of other net regulatory assets that were to be recovered through the TCBA mechanism by the end of the rate freeze, were probable of recovery through the rate-making process as of December 31, 2000.  As a result, SCE's December 31, 2000, income statement included a $4.0 billion charge to provisions for regulatory adjustment clauses and a $1.5 billion net reduction in income tax expense, to reflect the $2.5 billion (after tax) write-off.

As stated above, SCE earned $651 million and $81 million, and recorded a loss of $2.4 billion, respectively, for the three, nine and twelve months ended September 30, 2001, compared with earnings of $172 million, $441 million and $582 million, respectively, for the same periods in 2000.  Excluding the $518 million (after tax) recovery of previously undercollected transition costs, SCE's third quarter 2001 earnings were $133 million, down $39 million from the prior-year period.  The quarterly decrease was mainly due to higher interest expense resulting from
SCE's deteriorated financial condition and lower kWh sales.  Excluding the $205 million (after tax) of net undercollected transition costs expensed in 2001, SCE would have earned $286 million for the year-to-date period ended September 30, 2001.  The $155 million decrease for the nine-month period ended September 30, 2001, from the same period in 2000, was mostly due to lower earnings related to the February 2001 fire and resulting outage at
San Onofre, higher interest expense and lower kWh sales, partially offset by lower operating and maintenance costs.  Excluding the $205 million (after tax) of net undercollected transition costs expended in 2001 and the

$2.5 billion (after tax) December 31, 2000, write-off, SCE would have earned $317 million for the twelve months ended September 30, 2001.  Excluding the $15 million one-time tax benefit SCE recorded in fourth quarter 1999 due to an Internal Revenue Service ruling, SCE's earnings for the twelve months ended September 30, 2000, were $567 million.  The $250 million decrease (excluding the items mentioned above) for the twelve months ended September
30, 2001, from the prior-year period, was mainly the result of the outage at San Onofre Unit 3, higher interest expense and lower kWh sales, partially offset by lower operating and maintenance costs.

Operating Revenue

From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider (thus becoming direct access customers) or continue to have SCE purchase power on their behalf.  Most direct access customers were billed by SCE, but given a credit for the generation portion of their bills.  On September 20, 2001, the CPUC suspended the ability of retail customers to select alternative providers of electricity until the California Department of Water Resources (CDWR) stops buying power for retail customers.

During 2000, as a result of the power shortage in California, SCE's customers on interruptible rate programs
(which provide for a lower generation rate with a provision that service can be interrupted if needed, with penalties for noncompliance) were asked to curtail their electricity usage at various times.  As a result of noncompliance with SCE's requests, those customers were assessed significant penalties.  On January 26, 2001, the
CPUC waived the penalties assessed to noncompliant customers after October 1, 2000, until the interruptible programs can be reevaluated.

Operating revenue increased for the three months ended September 30, 2001, and decreased for the nine and twelve months ended September 30, 2001, compared to the same periods in 2000.  Because SCE no longer supplies its customers with all of their electricity needs (since mid-January 2001), operating revenue was reduced by $664 million, $1.4 billion and $1.4 billion, respectively, for the three, nine and twelve months ended September 30,
2001.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR or through the Independent System Operator (ISO) on behalf of SCE's customers (beginning January 18, 2001) are being remitted to the CDWR and are not considered revenue to SCE.  See CDWR Power Purchases discussion. The quarterly operating revenue increase was primarily due to the effects of the 4(cent)-per-kWh (1(cent)in January and 3(cent)in June)
surcharge effective in 2001, as well as the credit given to direct access customers during third quarter 2000.
The direct access credits decreased during the third quarter of 2001 due to a fewer number of direct access customers in 2001, as well as a lower basis used in calculating the amount of the credit.  The lower basis in
2001 relates to SCE's frozen rates, as opposed to the California Power Exchange (PX) market price, which was the basis in 2000.  These increases were partially offset by an 8% decrease in retail sales volume.  The year-to-date and twelve-months-ended decreases in operating revenue were the result of a decrease in retail sales volume primarily attributable to conservation efforts, as well as a decrease in revenue related to operation and maintenance services.  SCE is no longer providing these services to the independent power companies who now own the generating stations SCE sold in 1998.  The effect of the reduced credits given to direct access customers partially offsets the decreases discussed above for the year-to-date and twelve-months-ended periods.

More than 94% of operating revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Operating Expenses

Fuel expense increased for the nine months ended September 30, 2001, compared with the same period in 2000, primarily due to a fuel-related refund resulting from a settlement with another utility recorded in the second quarter of 2000.

Purchased-power expense decreased for the three months ended September 30, 2001, and increased for the nine and twelve months ended September 30, 2001, compared to the same periods in 2000.  The quarterly decrease was primarily due to the absence of purchases from the PX and ISO in 2001, as well as a reduction in qualifying facilities (QF) power costs. In December 2000, the FERC eliminated the requirement that SCE buy and sell all power through the PX and ISO.  Due to SCE's noncompliance with the PX's tariff requirement for posting collateral for all transactions in the day-ahead and day-of markets as a result of the downgrade in its credit rating, the
PX suspended SCE's market trading privileges effective mid-January 2001.  See further discussion of SCE's liquidity crisis in Financial Condition. These quarterly decreases were partially offset by an increase related to interutility contracts.  The year-to-date and twelve-months-ended increases were the result of increased purchased-power expenses related to QFs, bilateral contracts and interutility contracts, partially offset by the absence of PX/ISO purchased-power expense in 2001.  See Purchased Power table in Note 1 to the Consolidated
Financial Statements.  See further discussion in CDWR Power Purchases.

Prior to April 1998, federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices even though energy and capacity prices under many of these contracts are generally higher than other sources.  These contracts expire on various dates through 2025.  Purchased-power expense related to
QFs decreased for the three months ended September 30, 2001, and increased for the nine and twelve months ended
September 30, 2001, compared to the year-earlier periods.  The decrease is primarily due to lower priced natural gas, which impacts the short-run avoided cost factor of the QF contracts.  The increases were primarily due to the short-run avoided cost factor of the QF contracts causing a significant increase in the payments to QFs.  The twelve-months-ended increase was partially offset by a fourth quarter 2000 contract adjustment, as well as the terms in some of the QF contracts reverting to lower prices.  The increases related to bilateral contracts were the result of SCE not having these contracts in 2000.  The quarterly decrease in purchased-power expense related to interutility contracts, as well as the year-to-date and twelve-months-ended increases related to interutility contracts were volume-driven.

PX/ISO purchased-power expense increased significantly between May 2000 and mid-January 2001, due to increased demand for electricity in California, dramatic price increases for natural gas (a key input of electricity production), and structural problems within the PX and ISO.

Provisions for regulatory adjustment clauses increased for the three, nine and twelve months ended September 30,
2001, compared to the year-earlier periods.  The increases resulted from SCE no longer accumulating undercollected transition costs in the TCBA for financial reporting purposes.  The twelve-months-ended increase also reflects a $4.0 billion charge to the provisions related to the write-off of regulatory assets and liabilities as of December 31, 2000, as well as adjustments to reflect potential regulatory refunds related to the outcome of the CPUC's reevaluation of the operation of the interruptible rate programs.  See further discussion of the write-off in the Earnings section.  The increases were partially offset by undercollections related to the administration of energy conservation programs and other public benefits programs in 2001 and undercollections related to the coal generation and hydroelectric balancing accounts in 2001.

Depreciation, decommissioning and amortization expense decreased for the three, nine and twelve months ended
September 30, 2001, compared to the prior-year periods, primarily due to a decrease in SCE's nuclear investment amortization expense.  SCE's unamortized nuclear investment regulatory asset was included in the December 31,
2000, write-off.

Other Income and Deductions

Interest and dividend income decreased for the three and nine months ended September 30, 2001, and increased for the twelve months ended September 30, 2001, compared to the year-earlier periods.  The decreases were primarily due to lower balancing account undercollections during the third quarter of 2001.

The increase was primarily due to an overall higher cash balance as SCE conserves cash due to its liquidity crisis.

Other nonoperating income decreased for the nine and twelve months ended September 30, 2001. The year-to-date decrease was primarily due to the gains on sales of equity investments during second quarter 2000 and the result of CPUC-approved shareholder incentives related to QF contract restructurings in first quarter 2000.  The twelve-months-ended decrease was mainly the result of lower earnings from energy conservation programs, lower earnings from life insurance investments for executives and lower gains on the sales of equity investments.

Interest expense - net of amounts capitalized increased for the three, nine and twelve months ended September 30,
2001, compared to the year-earlier periods.  The increases were primarily due to additional long-term debt and higher short-term debt balances.  Higher interest expense resulting from balancing account overcollections also contributed to the twelve-months-ended increase.

Other nonoperating deductions decreased for the three, nine and twelve months ended September 30, 2001, compared to the same periods in 2000.  The decreases were primarily due to lower accruals for regulatory matters in 2001.

Income Taxes

Income taxes increased for the three months ended September 30, 2001, and decreased for the nine and twelve months ended September 30, 2001, compared to the year-earlier periods.  The quarterly increase was mainly due to the recovery of previously undercollected transition costs.  The year-to-date and twelve-months-ended decreases reflect a $203 million income tax benefit arising from transition costs in excess of transition revenue during the nine months of 2001.  The twelve-months-ended-decrease also reflects the $1.5 billion income tax benefit related to the $2.5 billion (after tax) write-off as of December 31, 2000, of regulatory assets and liabilities.
Absent the tax benefits discussed above, the decreases in income tax expense were the result of lower pre-tax income.

Financial Condition

SCE's liquidity has been primarily affected by power purchases, debt maturities, access to capital markets, dividend payments and capital expenditures.  Capital resources include cash from operations and external financings.  As a result of SCE's financial condition (further discussed in Liquidity Crisis), at September 30,
2001, the fair market value of $531 million of its short-term debt was approximately 80% of its carrying value.

Liquidity Crisis

Sustained higher wholesale energy prices that began in May 2000 persisted through June 2001.  This resulted in undercollections in the TRA and TCBA.  Undercollections, coupled with SCE's anticipated near-term capital requirements (detailed in the Cash Flows from Investing Activities section of Financial Condition) and the adverse reaction of the credit markets to regulatory uncertainty regarding SCE's ability to recover its power procurement costs, materially and adversely affected SCE's liquidity.  As a result of its liquidity crisis, SCE has taken and is taking steps to conserve cash so that it can continue to provide service to its customers.  As a part of this process, beginning in January 2001, SCE suspended payments of certain obligations for principal and interest on outstanding debt and for purchased power.  As of October 31, 2001, SCE had $3.3 billion in obligations that were unpaid and overdue including:  (1) $940 million to the PX or ISO; (2) $1.2 billion to QFs;
(3) $231 million in PX energy credits for energy service providers; (4) $531 million of matured commercial paper;
and (5) $400 million of principal on its 5-7/8% and 6-1/2% senior unsecured notes which were issued prior to the energy crisis.  As applicable, unpaid obligations will continue to accrue interest.

SCE's failure to pay when due the principal amount of the 5-7/8% and 6-1/2% senior unsecured notes constituted a default on each series, entitling those noteholders to exercise their remedies.  Such failure and the failure to pay commercial paper when due could also constitute an event of default on all the other series of senior unsecured notes (totaling $2.2 billion of outstanding principal) if the trustee or holders of 25% in principal amount of the notes give a notice demanding that the default be cured, and SCE does not cure the default within
30 days.  Such failures are also an event of default under SCE's credit facilities and bilateral credit agreements, entitling those lenders to exercise their remedies including potential acceleration of the outstanding borrowings of $1.65 billion.  If a notice of default is received, SCE could cure the default only by paying $931 million in overdue principal to holders of commercial paper and the 5-7/8% and 6-1/2% senior unsecured notes.  Making such payment would further impact SCE's liquidity and could result in a termination of the forbearance agreements with bank lenders discussed below.  If a notice of default were received and not cured, and the trustee or noteholders were to declare an acceleration of the outstanding principal amount of the senior unsecured notes, SCE would not have the cash to pay the obligation and could be forced to declare bankruptcy.  As a result of the default on the two series of senior unsecured notes, SCE's other senior unsecured notes and subordinated debentures ($1.85 billion) have been classified as due within one year in the accompanying financial statements.  If SCE is found responsible for purchases of power by the ISO for delivery to SCE's customers on or after January 18, 2001, SCE's unpaid obligations as of October 31, 2001, could increase by as much as $1.6 billion.  This amount could increase or decrease depending on CPUC or FERC decisions regarding payments and refunds.  See additional discussion in CDWR Power Purchases.  These stated amounts representing past or future obligations for purchased power, PX energy credits and certain other items include amounts that are in dispute, and the publishing of these amounts is not an admission by SCE of liability for any disputed amounts.

Subject to certain conditions, the bank lenders under SCE's credit facilities totaling $1.65 billion agreed to forbear until March 29, 2002, from exercising remedies, including acceleration of borrowed amounts, against SCE with respect to the event of default arising from the failure to pay the 5-7/8% and 6-1/2% senior unsecured notes and commercial paper when due.  Under the forbearance agreements, the maturity date of the $200 million short-term bank credit facility and the $400 million in bilateral credit agreements has been extended until
March 29, 2002.  The maturity date of the $1.05 billion, five-year bank credit facility is May 22, 2002.  At
October 31, 2001, SCE had estimated cash reserves of approximately $2.7 billion (after deducting $530 million of designated funds), which was approximately $650 million less than its outstanding unpaid obligations (discussed above) not including its credit facilities that are subject to forbearance agreements, and overdue amounts of preferred stock dividends (see below).  As of March 31, 2001, SCE resumed payment of interest on its debt obligations.  However, since June 30, 2001, SCE has deferred the interest payments on its quarterly income debt securities (subordinated debentures), as allowed by the terms of the securities.  All interest in arrears must be paid in full at the end of the deferral period.  The settlement agreement with the CPUC, if implemented, is expected to allow SCE to obtain financing which, combined with an increase in cash reserves, would give SCE sufficient funds to pay all of its past due obligations by the end of first quarter 2002.

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

In light of SCE's liquidity crisis, its Board of Directors has not declared quarterly common stock dividends to
SCE's parent, Edison International, since September 2000.  Also, SCE's Board has not declared the regular quarterly dividends for any of SCE's cumulative preferred stock in 2001.  As of October 31, 2001, SCE's preferred stock dividends in arrears were $17 million.  Dividends are additionally restricted as detailed in the CPUC
Litigation Settlement discussion.

SCE has implemented other cost-cutting measures such as freezing new hires and postponing certain capital expenditures.  SCE's current cost-cutting measures are intended to allow it to continue to operate while efforts to restore its creditworthiness (such as that contemplated in the CPUC litigation settlement agreement) are underway.  See further discussion in Status of Transition and Power-Procurement Cost Recovery.

For additional discussion on the impact of California's energy crisis on SCE's liquidity, see Cash Flows from
Financing Activities.  For a discussion on the settlement agreement with the CPUC to resolve SCE's crisis, see
CPUC Litigation Settlement Agreement.

The 2001 rate surcharges have allowed SCE's cash reserves (excluding designated funds) to grow by $1.0 billion for the three-month period from July 31, 2001, to October 31, 2001.  Unless the federal court of appeals issues a stay of judgment pending appeal or the settlement is successfully challenged on appeal, SCE's litigation settlement agreement with the CPUC is expected to allow SCE to obtain financing which, combined with SCE's expected additional increases in cash reserves, should allow SCE to pay all of its past due obligations by the end of first quarter 2002.  Until these obligations are paid, resolution of SCE's liquidity crisis and its ability to continue to operate outside of bankruptcy is uncertain.  SCE's independent accountants' opinion on the accompanying financial statements includes an explanatory paragraph which states that the issues associated with the California energy crisis continue to raise substantial doubt about SCE's ability to continue as a going concern.

Cash Flows from Operating Activities

Despite SCE's net income of $657 million and $98 million and a loss of $2.4 billion, respectively, for the three, nine and twelve months ended September 30, 2001, net cash provided by operating activities was $1.0 billion, $2.3 billion and $2.2 billion, primarily due to SCE suspending payments for interest on outstanding debt, purchased power beginning in January 2001 and other obligations.  Cash provided by operating activities also reflects the
CPUC-approved surcharges (1(cent)per kWh in January and 3(cent)per kWh in June) that were billed in 2001.

Beginning with the first quarter 2001 calculation, the cash flow coverage of dividends is no longer meaningful due to SCE's inability to pay dividends (discussed above in the Liquidity Crisis section).

Cash Flows from Financing Activities

At September 30, 2001, SCE had drawn on its entire credit lines of $1.65 billion.  These unsecured lines of credit have various expiration dates and, when available, can be drawn down at negotiated or bank index rates.
Under terms of executed forbearance agreements, the maturity date of SCE's $200 million, 364-day credit facility and its $400 million bilateral credit agreements has been extended until March 29, 2002.  Although SCE's remaining $1.05 billion, five-year bank credit facility expires on May 22, 2002, it is also subject to a forbearance agreement which expires on March 29, 2002.

Short-term debt is used to finance balancing account undercollections, fuel inventories and general cash requirements, including purchased-power payments.  Long-term debt is used mainly to finance capital expenditures.  External financings are influenced by market conditions and other factors.  Because of the $2.5 billion charge to earnings as of December 31, 2000, SCE does not currently meet the interest coverage ratios that are required for SCE to issue additional first mortgage bonds or preferred stock.  In addition, because of its liquidity and credit problems, SCE has been unable to obtain financing of any kind.

As a result of investors' concerns regarding the California energy crisis and its impact on SCE's liquidity and overall financial condition, SCE had to repurchase $550 million of pollution-control bonds that could not be remarketed in accordance with their terms.  These bonds may be remarketed in the future if SCE's credit status improves sufficiently.  In addition, SCE has been unable to sell its commercial paper and other short-term financial instruments.

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

Long-term debt maturities and sinking fund requirements for the five twelve month periods following September 30,
2001, are:  2002 - $947 million; 2003 - $572 million; 2004 - $1.4 billion; 2005 - $247 million; and 2006 -
$447 million.  These projections assume no acceleration of payments arising from default.  See further discussion in Liquidity Crisis.

Preferred stock redemption requirements for the five twelve month periods following September 30, 2001, are:
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

SCE's projected construction expenditures for 2001 are $687 million.  This projection reflects SCE's cost-cutting measures discussed above in the Liquidity Crisis section.

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

Since April 1998, the price SCE paid to acquire power on behalf of customers was allowed to float, in accordance with the 1996 electric utility restructuring law.  Until May 2000, retail rates were sufficient to cover the cost of power and other SCE costs.  However, between May 2000 and June 2001, market power prices escalated, creating a substantial gap between costs and retail rates.  In response to the dramatically higher prices, the ISO and the
FERC have placed certain caps on the price of power (see further discussion in Wholesale Electricity Markets).

During the period when market power prices were escalating, SCE attempted to hedge a portion of its exposure to increases in power prices.  However, the CPUC approved a very limited amount of hedging during the period.  In
November 2000, SCE began purchases of energy through bilateral forward contracts.  At September 30, 2001, the nominal value of SCE's bilateral forward contracts was $291 million.  See further discussion of bilateral forward contracts in Note 4 to the Consolidated Financial Statements.  Under the terms of the CPUC settlement agreement,
SCE purchased $209 million in hedging instruments in October and November 2001 to hedge a majority of its gas price exposure for 2002 and 2003.

In accordance with a new accounting standard for derivatives, on January 1, 2001, SCE recorded its block forward contracts at fair value on the balance sheet.  Because SCE has suspended payments for purchased power since
January 16, 2001, the PX sought to liquidate SCE's remaining block forward contracts.  Before the PX could do so, on February 2, 2001, the state seized the contracts, which at that time had an unrealized gain of approximately
$500 million.  On September 20, 2001, a federal appeals court ruled that the governor of California acted illegally when he seized the power contracts held by SCE.  In conjunction with its settlement agreement with the
CPUC (discussed in CPUC Litigation Settlement Agreement), SCE has agreed to release any claim for compensation against the state for these contracts.  Due to its speculative grade credit ratings, SCE has been unable to purchase additional bilateral forward contracts, and some of the existing contracts were terminated by the counterparties.

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

Regulatory Environment

SCE operates in a highly regulated environment and has an exclusive franchise within its service territory.  SCE has an obligation to deliver electric service to its customers and regulatory authorities have an obligation to provide just and reasonable rates.  In the mid-1990s, state lawmakers and the CPUC initiated the electric industry restructuring process.  SCE was directed by the CPUC to divest the bulk of its generation portfolio.
Today, independent power companies own the divested generating plants.  The electric industry restructuring plan also instituted a multi-year freeze on the rates that SCE could charge its customers and transition cost recovery mechanisms (as described in Status of Transition and Power-Procurement Cost Recovery) designed to allow SCE to recover its stranded costs associated with generation-related assets.  California's electric industry restructuring statute included provisions to finance a portion of the stranded costs that residential and small commercial customers would have paid between 1998 and 2001, which allowed SCE to reduce rates by at least 10% to these customers, effective January 1, 1998.  These frozen rates (except for the surcharge effective in 2001) were to remain in effect until the earlier of March 31, 2002, or the date when the CPUC-authorized costs for utility-owned generation assets and obligations are recovered.  However, between May 2000 and June 2001, the prices charged by sellers of power escalated far beyond what SCE could charge its customers.  As a result, SCE has incurred $2.7 billion (after tax), or $4.6 billion on a pre-tax basis, in write-offs and net undercollected transition costs during the past 12 months (see Earnings).  As indicated below, implementation of the PROACT mechanism and CPUC approval of SCE's Utility-Retained Generation (URG) application is expected to allow SCE to recover substantially all of the $4.6 billion.

Generation and Power Procurement

During the rate freeze, recovery of generation-related transition costs has been tracked through the TCBA mechanism.  Revenue from generation-related operations was determined through the market and transition cost recovery mechanisms, which included the nuclear rate-making agreements.  During fourth quarter 2001, it is expected that the TCBA will become inactive retroactive to September 1, 2001, and a $3.6 billion PROACT regulatory asset will be created in accordance with the October 2001 settlement agreement with the CPUC.  In accordance with a state law passed in January 2001, SCE will continue to own its remaining generation assets, which would be subject to cost-based ratemaking, through 2006 (see further discussion in URG Proceeding).

Through December 31, 2000, SCE had been recovering its investment in its nuclear facilities on an accelerated basis in exchange for a lower authorized rate of return on investment.  SCE's nuclear assets were earning an annual rate of return on investment of 7.35%.  However, due to the various unresolved regulatory and legislative issues (as discussed in Status of Transition and Power-Procurement Cost Recovery), as of December 31, 2000, SCE
was no longer able to conclude that the $610 million balance of unamortized nuclear investment regulatory assets was probable of recovery through the rate-making process.  As a result, this balance was written off as a charge to earnings at that time (see further discussion in Earnings).  SCE requested in its URG application to recover the unamortized cost of its nuclear investment regulatory asset over a ten-year period, retroactive to January 1,
2001.  Should this application be approved, SCE expects to reestablish for financial reporting purposes its unamortized nuclear investment and related flow-through taxes as regulatory assets, with a corresponding credit to earnings.

The San Onofre incentive pricing plan authorizes a fixed rate of approximately 4(cent)per kWh generated for operating costs including incremental capital costs, nuclear fuel and nuclear fuel financing costs.  The San Onofre plan started in April 1996 and ends in December 2003 for the incentive-pricing portion.  The Palo Verde Nuclear
Generating Station's operating costs, including incremental capital costs, and nuclear fuel and nuclear fuel financing costs, were subject to balancing account treatment.  The Palo Verde plan started in January 1997 and was to end in December 2001.  The benefits of operation of the San Onofre units and the Palo Verde units were required to be shared equally with ratepayers beginning in 2004 and 2002, respectively. In a June 2001 decision, the CPUC granted SCE's request to eliminate the San Onofre post-2003 benefit sharing mechanism based on compliance with a recently enacted state law.  In a

September 2001 decision, the CPUC granted SCE's request to eliminate the Palo Verde post-2001 benefit sharing mechanism and continue the current rate treatment for Palo Verde, including the continuation of the existing nuclear incentive procedure with a 5(cent)per kWh cap on replacement power costs, until resolution of SCE's General
Rate Case or further CPUC action.  Beginning January 1, 1998, both the San Onofre and Palo Verde rate-making plans became part of the TCBA mechanism.  These rate-making plans and the TCBA mechanism were to continue for rate-making purposes at least through the end of the rate freeze period.  However, in its URG application, SCE proposed to move the recovery of nuclear costs to another balancing account mechanism (see discussion in URG
Proceeding).

CPUC Litigation Settlement Agreement

In November 2000, SCE filed a lawsuit against the CPUC in federal court in California, seeking a ruling that SCE is entitled to full recovery of its past electricity procurement costs in accordance with the tariffs filed with the FERC.  By agreement of the parties, a stay of the lawsuit was issued in April 2001 while SCE sought implementation of legislative, regulatory and executive actions to resolve the California energy crisis and SCE's related financial and liquidity problems.  On October 5, 2001, a federal district court in California entered a stipulated judgment approving an October 2, 2001, agreement between the CPUC and SCE to settle the pending lawsuit.

Key elements of the settlement agreement include the following items:

o    The CPUC will establish an account called the PROACT, as of September 1, 2001, which will have an opening balance equal to the amount of SCE's procurement-related liabilities as of August 31, 2001
     (approximately $6.4 billion), less SCE's cash and cash equivalents as of that date (approximately
     $2.5 billion), and less $300 million.

o    During a period beginning on September 1, 2001, and ending on the earlier of the date that SCE has recovered all of its procurement-related obligations recorded in the PROACT or December 31, 2005, SCE will apply to the PROACT, on a monthly or other basis established by the CPUC, the difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  Unrecovered obligations in the PROACT will accrue interest from
     September 1, 2001.

o    The parties agree that SCE will recover in retail electric rates its procurement-related obligations in the PROACT, with interest, by December 31, 2005.  Subject to certain adjustments, the CPUC will maintain current rates (including surcharges) in effect until December 31, 2003, or, if earlier, until the date that
     SCE recovers the entire PROACT balance.  If SCE has not recovered the entire balance by December 31, 2003, the unrecovered balance will be amortized for up to an additional two years.  The parties currently project that existing retail electric rates, including surcharges and as adjusted to reflect certain costs, will likely result in SCE recovering substantially all of its unrecovered procurement-related obligations prior to the end of 2003.

o    If the CPUC concludes that it is desirable to authorize a securitized financing of SCE's procurement-related obligations, the parties will work together to achieve the securitization.  Proceeds of any securitization will be credited to the PROACT when they are actually received.

o    During the period that SCE is recovering its procurement-related obligations, no penalty will be imposed by the CPUC on SCE for any noncompliance with CPUC-mandated capital structure requirements.

o    SCE intends to apply for CPUC approval to incur up to $250 million of recoverable costs to acquire financial instruments and engage in other transactions intended to hedge fuel cost risks associated with SCE's retained generation assets and power purchase contracts with qualifying facilities and other utilities.  The CPUC indicated that it will schedule proceedings reasonably promptly and consider
     SCE's application on an expedited basis.

o    SCE will not declare or pay dividends or other distributions on its common stock (all of which is held by its parent) prior to the earlier of the date SCE has recovered all of its procurement-related obligations in the PROACT or January 1, 2005.  However, if SCE has not recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends, and the CPUC will not unreasonably withhold its consent.

o    To ensure the ability of SCE to continue to provide adequate service until the effectiveness of SCE's next general rate case, SCE may make capital expenditures above the level contained in current rates, up to
     $900 million per year, which will be treated as recoverable costs.

o    Subject to certain qualifications, SCE will cooperate with the CPUC and the California Attorney General to pursue and resolve SCE's claims and rights against sellers of energy and related services, SCE's defenses to claims arising from any failure to make payments to the PX or ISO, and similar claims by the State of
     California or its agencies against the same adverse parties.  During the recovery period discussed above, refunds obtained by SCE related to its procurement-related liabilities will be applied to the balance in the
     PROACT.

The settlement agreement states that one of its purposes is to restore the investment grade creditworthiness of
SCE as rapidly as reasonably practicable so that it will be able to provide reliable electrical service as a state-regulated entity as it has in the past.  SCE cannot provide assurance that it will regain investment grade credit ratings by any particular date.

The settlement agreement states that the CPUC shall adopt such decisions or orders it deems necessary to implement and carry out the provisions of the agreement, with the understanding that the agreement and stipulated judgment shall be binding and irrevocable upon the parties.  SCE expects that these implementing decisions or orders will be issued during fourth quarter 2001.

The minimum beginning balance of the PROACT, as verified by the CPUC, is calculated as follows:

         In millions
---------------------------------------------------------------------------------------------

         PX or ISO                                                              $    924
         QFs  1,219
         PX energy credits                                                           236
         Imbalance energy (CDWR)                                                     383
         Ancillary services for resale cities                                         30
---------------------------------------------------------------------------------------------

              Total past due bills                                                 2,792
         Credit facilities                                                         1,298
         Bilateral credit facilities                                                 415
         Defaulted commercial paper                                                  563
         Floating rate notes due May 2002                                            313
         Variable rate notes due November 2003                                     1,043
---------------------------------------------------------------------------------------------

              Total procurement-related liabilities                                6,424
         Less:  Cash and cash equivalents on hand                                 (2,547)
         Less:  Amount stipulated in agreement                                      (300)
---------------------------------------------------------------------------------------------

         Net PROACT balance as of August 31, 2001                               $  3,577
---------------------------------------------------------------------------------------------

On October 26, 2001, a California consumer group asked a federal court of appeals for a stay of judgment pending appeal of the federal district court's judgment approving the settlement.  The group alleged that it was denied due process and that the CPUC had no authority to agree with SCE to violate the statutory rate freeze.  On
October 30, 2001, the court of appeals granted a temporary stay, and instructed the consumer group to return to district court to argue the merits of the stay.  On November 9, 2001, the district court denied the consumer group's request for a stay.  The consumer group indicated that it intends to ask the court of appeals for a stay of judgment pending appeal.  If the stay of judgment pending appeal is granted, or the settlement is successfully challenged on appeal, the ability of SCE and the CPUC to implement the settlement agreement would be affected adversely, which in turn would have an adverse effect on SCE's ability to restore its financial condition, repay its creditors and avoid an involuntary bankruptcy petition.

CDWR Power Purchases

In accordance with an emergency order signed by the Governor, the CDWR began making emergency power purchases for
SCE's customers on January 18, 2001.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR and through the ISO are remitted directly to the CDWR and are not considered revenue to SCE.  In February 2001, Assembly Bill 1 (First Extraordinary Session, AB 1X) was enacted into law.
AB 1X authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE, and authorized the CDWR to issue bonds to finance electricity purchases.

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

On September 4, 2001, the CPUC issued a proposed decision authorizing a CDWR revenue requirement of $12.1 billion to pay its bonds' costs and energy procurement costs for 2001 and 2002.  The proposed decision states that SCE's allocated share of this revenue requirement (based on a cost-of-service approach) would be approximately $4 billion, and changes SCE's payment from 10.277(cent)per kWh to 10.03(cent)per kWh.  A balancing account would be established to record the difference between the two rates, with the difference to be trued up in a subsequent
CPUC order.  In comments filed with the CPUC on September 12, 2001, SCE requested that the CPUC refrain from adopting a final revenue requirement until hearings are held to determine how the revenue requirement was calculated and its relationship to SCE's revenue requirement to be determined in the URG proceeding.  In a
November 5, 2001, filing with the CPUC, the CDWR reduced its revenue requirement $10.0 billion, due to conservation efforts, lower natural gas prices and other changes in market conditions.  The CPUC has not determined SCE's share of the $10.0 billion.  A final decision on the URG and CDWR matters is not expected until early 2002.

SCE believes that the intent of AB 1X was for the CDWR to assume full responsibility for purchasing all power needed to serve the retail customers of electric utilities, in excess of the output of generating plants owned by the electric utilities and power delivered to the utilities under existing contracts.  However, the CDWR stated
that it would only purchase power that it considers to be reasonably priced, leaving the ISO to purchase in the short-term market the additional power necessary to meet system requirements.  The ISO, in turn, took the position that it will charge SCE for the costs of power it purchases in this manner.  If SCE is found responsible for purchases of power by the ISO for delivery to SCE's customers on or after January 18, 2001, SCE's purchased-power costs for the nine months ended September 30, 2001, could increase by as much as $1.6 billion
(which includes bills received for January through July 2001, and an estimate for August and September 2001).
This amount could increase or decrease depending on CPUC or FERC decisions regarding payments and refunds.  In its March 27, 2001, interim order, the CPUC

stated that it cannot assume that the CDWR will pay for the ISO purchases and that it does not have the authority to order the CDWR to do so.  Litigation among certain power generators, the ISO and the CDWR (to which SCE is not a party), and proceedings before the FERC (to which SCE is a party), may result in rulings clarifying the CDWR's financial responsibility for purchases of power.  In April 2001, the FERC issued an order confirming its February
2001 order that the ISO must have a creditworthy buyer for any transactions.  SCE has not met the ISO's creditworthiness requirements since its credit ratings were downgraded in mid-January 2001.  As a result, SCE has protested and returned the bills it received from the ISO.  On November 7, 2001, the FERC issued an order directing the ISO to invoice CDWR (within 15 days of the date of the order) for all transactions it entered into on behalf of SCE's customers.  The ISO was also directed to file a report with the FERC within 15 days from the date of the order indicating overdue amounts from CDWR and a schedule for payments of those amounts within three months of the date of the order.  In any event, SCE takes the position that it is not responsible for purchases of power by the CDWR or the ISO on or after January 18, 2001.  SCE cannot predict the outcome of any of these proceedings or issues.

Status of Transition and Power-Procurement Cost Recovery

SCE's transition costs include power purchases from QF contracts (which are the direct result of prior legislative and regulatory mandates), recovery of certain generating assets and other costs incurred to provide service to customers.  Other costs include the recovery of income tax benefits previously flowed through to customers, postretirement benefit transition costs and accelerated recovery of investment in nuclear generating units.  Recovery of costs related to power-purchase QF contracts is permitted through the terms of each contract.  Legislation and regulatory decisions issued prior to the beginning of the rate freeze called for most of the remaining transition costs to be recovered through the end of the four-year transition period (not later than March 31, 2002).  Because regulatory and legislative actions that make such recovery probable were not taken in a timely manner during the energy crisis, as of December 31, 2000, SCE was unable to conclude that the net regulatory assets related to purchased-power settlements, the unamortized loss on SCE's generating plant sales in
1998, and various other generation regulatory assets were probable of recovery through the rate-making process.
As a result, these balances were written off as a charge to earnings at that time (see further discussion in
Earnings).

There were three sources of revenue available to SCE for transition cost recovery through the TCBA mechanism:
revenue from the sale or valuation of generation assets in excess of book values, net market revenue from the sale of SCE-controlled generation into the ISO and PX markets and competition transition charge (CTC) revenue.
Revenue from the first two sources has not been available since January 2001.  Net proceeds of the 1998 plant sales were used to reduce transition costs, which otherwise had been expected to be collected through the TCBA mechanism.  However, state legislation enacted in January 2001 prohibits the sale of SCE's remaining generation assets until 2006.  SCE stopped selling power from its generation into the ISO and PX markets in January 2001, after SCE's credit ratings were downgraded and the PX suspended SCE's trading privileges (see discussion in
Generation and Power Procurement).

As discussed in the Status of Transition and Power-Procurement Cost Recovery in Note 3 to the Consolidated
Financial Statements, CTC revenue has been determined residually, the CTC applied to all customers who were using or began using utility services on or after the CPUC's 1995 restructuring decision date, and residual CTC revenue was calculated through the TRA mechanism.  In accordance with the March 27, 2001, rate stabilization decision, both positive and negative residual CTC revenue was transferred from the TRA to the TCBA on a monthly basis, retroactive to January 1, 1998 (see further discussion in Rate Stabilization Proceedings).  A previous decision had called only for a transfer of positive residual CTC revenue (TRA overcollections) to the TCBA and there had not been any positive residual CTC revenue between May 2000 and June 2001.  The cumulative transition cost undercollection (as recalculated) was $4.0 billion as of September 30, 2001, and $2.9 billion as of December 31,
2000.

Because the regulatory and legislative actions that made such recovery probable were not taken, SCE was unable to conclude as of December 31, 2000, that the recalculated TCBA net undercollection was probable of recovery through the rate-making process.  As a result, the $2.9 billion TCBA net undercollection was written off as a charge to earnings as of that date (see further discussion in Earnings),

and an additional $1.1 billion in TCBA undercollections were charged to earnings during 2001.  For more details on the matters discussed above, see Rate Stabilization Proceedings.

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
This lawsuit has been consolidated with another similar lawsuit filed on March 15, 2001.  A consolidated class action complaint was filed on August 3, 2001.  On September 17, 2001, SCE and Edison International filed a motion to dismiss for failure to state a claim.  The motion is scheduled for hearing on December 3, 2001.  SCE believes that its current and past accounting for the TRA undercollections and related items is appropriate and in accordance with accounting principles generally accepted in the United States.

In addition to the lawsuits filed against SCE and discussed above, SCE is involved in a number of state and federal lawsuits filed by QFs.  The lawsuits have been filed by various parties, including geothermal, wind and cogeneration suppliers.  The lawsuits are seeking payments of at least $833 million for energy and capacity supplied to SCE under QF contracts, and in some cases for additional damages as well.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell the power to other purchasers.  The state court cases have been coordinated before a single trial judge.  SCE has reached agreements with QFs representing about 97% of the QF renewable and cogeneration capacity provided to SCE.  The agreements provide for stays of litigation, payments to the QFs upon occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.
In light of the settlement agreement with the CPUC, SCE is seeking to negotiate amendments to the agreements with
QFs.

SCE cannot predict the outcome of any of these matters.

Rate Stabilization Proceedings

In January 2000, SCE filed an application with the CPUC proposing rates that would go into effect when the four-year rate freeze was to end on March 31, 2002, or earlier, depending on the pace of transition cost recovery.  In December 2000, SCE filed an amended rate stabilization plan application, stating that the statutory rate freeze had ended in accordance with California law, and requesting the CPUC to approve an immediate 30%
increase to be effective, subject to refund, January 4, 2001.

In January 2001, independent auditors hired by the CPUC issued a report on the financial condition and solvency of SCE and its affiliates.  The report confirmed what SCE had previously disclosed to the CPUC in public filings about SCE's financial condition.  The audit report covered, among other things, cash needs, credit relationships, accounting mechanisms to track stranded cost recovery, the flow of funds between SCE and Edison International, and earnings of SCE's California affiliates.  In April 2001, the CPUC adopted an order instituting investigation that reopens the past CPUC decision authorizing the utilities to form holding companies and initiates an investigation into:  whether the holding companies violated CPUC requirements to give priority to the capital needs of their respective utility subsidiaries; whether ring-fencing actions by Edison International and PG&E
Corporation and their respective nonutility affiliates also violated the requirements to give priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  SCE believes the holding company decision refers to equity investment, not working capital for operating costs.  The CPUC ordered testimony and briefing on these matters, which SCE filed in May and June 2001.  SCE cannot predict what effects this investigation or any subsequent actions by the CPUC may have on SCE.

In March 2001, the CPUC ordered an immediate rate increase in the form of a 3(cent)-per-kWh surcharge applied only to going-forward electric power procurement costs and affirmed that a 1(cent)interim surcharge granted in January 2001 is permanent.  The 3(cent)surcharge is to be added to the rate paid to the CDWR (see CDWR Power Purchases).  Although the 3(cent)-increase was authorized as of March 27, 2001, the surcharge was not collected in rates until the CPUC established a rate design in early June 2001.

Also, in the March 2001 order, the CPUC granted a petition previously filed by The Utility Reform Network and directed that the balance in SCE's TRA, whether over or undercollected, be transferred on a monthly basis to the
TCBA, retroactive to January 1, 1998.  Previous rules called only for TRA overcollections (residual CTC revenue)
to be transferred to the TCBA.  The CPUC also ordered SCE to transfer the coal and hydroelectric balancing account overcollections to the TRA on a monthly basis before any transfer of residual CTC revenue to the TCBA, retroactive to January 1, 1998.  Previous rules called for overcollections in these two balancing accounts to be transferred directly to the TCBA on an annual basis (see further discussion of the recalculation of the TCBA in
Status of Transition and Power-Procurement Cost Recovery).  Based upon the transfer of balances into the TCBA, the CPUC denied SCE's December 2000 filing requesting an end to the current rate freeze, and stated that the four-year rate freeze will not end until recovery of all specified transition costs or March 31, 2002; and that balances in the TRA cannot be recovered after the end of the rate freeze.  The CPUC also said that it would monitor the balances remaining in the TCBA and consider how to address remaining balances in the ongoing proceedings.  In accordance with the October 2001 settlement with the CPUC, it is expected that the TCBA mechanism will be discontinued and the PROACT mechanism will be established retroactive to August 31, 2001 (see further discussion in CPUC Litigation Settlement Agreement).

URG Proceeding

In order to implement the CPA and Rate Stabilization decisions, SCE filed a comprehensive proposal for new cost-of-service ratemaking for utility retained generation through the end of 2002.  The URG proposal calls for balancing accounts for SCE-owned generation, QF and interutility contracts, procurement costs and ISO charges based on either actual or CPUC-authorized revenue requirements.  Under the proposal, the four new balancing accounts would be effective January 1, 2001, for capital-related costs, and February 1, 2001, for non-capital-related costs.  In addition, SCE's unamortized nuclear investment would be amortized and recovered in rates over a 10-year period, effective January 1, 2001.  Should this application be approved as filed, SCE expects to reestablish for financial reporting purposes regulatory assets related to purchased-power settlements, unamortized nuclear investment and related flow-through taxes, with a corresponding credit to earnings.  Hearings were held in July 2001.  A final decision is not expected until early 2002.

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

As of December 31, 2000,  SCE assessed the  probability  of recovery of its generation-related  assets and power  procurement  costs in light of the CPUC's March 27, 2001,  and April 3, 2001,  decisions,  and could not conclude that its $2.9 billion TCBA  undercollection  (as redefined in the March 27 decisions) and
$1.3 billion (book value) of its net generation-related  regulatory assets to be amortized  into the TCBA, were  probable  of recovery  through the  rate-making process.  As a result,  accounting  principles generally accepted in the United States required that the balances in the accounts be written off as a charge to

earnings.  In addition to the $4.2 billion pre-tax write-off,  SCE incurred approximately $400 million in net undercollected  transition costs during 2001 (see Earnings).

In accordance with the CPUC settlement agreement, in fourth quarter 2001, it is expected that the CPUC will issue implementing decisions or orders allowing SCE to establish a $3.6 billion regulatory asset for previously incurred energy procurement-related costs, to be called the PROACT, retroactive to August 31, 2001.  See further discussion in CPUC Litigation Settlement Agreement.  CPUC approval of the URG application, as filed (see URG
Proceeding), together with implementation of the PROACT mechanism is expected to allow SCE to recover substantially all of the $4.6 billion in write-offs and undercollected transition costs incurred during the past
12 months.

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

Wholesale Electricity Markets

In October 2000, SCE filed a joint petition urging the FERC to immediately find the California wholesale electricity market to be not workably competitive, immediately impose a cap on the price for energy and ancillary services, and institute further expedited proceedings regarding the market failure, mitigation of market power, structural solutions and responsibility for refunds.  In December 2000, the FERC took limited action and failed to impose a price cap.  SCE filed an emergency petition in the federal court of appeals challenging the FERC order and requesting the FERC to immediately establish cost-based wholesale rates.  The court denied SCE's petition in January 2001.

In its December 2000 order, the FERC established an "underscheduling" penalty applicable to scheduling coordinators that do not schedule sufficient resources to supply 95% of their respective loads.  In May 2001, the
FERC indicated that it will make a determination regarding the suspension of the underscheduling penalty in a future order in response to a complaint filed by SCE that asked the FERC to eliminate the penalty.  As of October
31, 2001, SCE's share of the statewide accumulated penalties were estimated to be as much as $360 million.  The
ISO has not billed SCE for any amounts associated with the underscheduling penalty.  SCE cannot predict the outcome of this matter.

On April 25, 2001, after months of extremely high power prices, the FERC issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region.  The latest order is in effect until September 30, 2002.

After unsuccessful settlement negotiations among utilities, power sellers and state representatives, on July 25,
2001, the FERC issued an order that limits potential refunds from alleged overcharges to the ISO and PX spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge will conduct evidentiary hearings on this matter.  SCE cannot predict the amount of any potential refunds.  Under the settlement of litigation with the CPUC, refunds will be applied to the balance in the PROACT.

Environmental Protection

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As further discussed in Note 12 to the Consolidated Financial Statements, SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  SCE's recorded estimated minimum liability to remediate its 42 identified sites is $114 million.  SCE believes that, due to uncertainties inherent in the estimation process, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $269 million.  In 1998, SCE sold all of its gas-fueled power plants but has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $45 million of its recorded liability, through an incentive mechanism, which is discussed in Note 12.  SCE has recorded a regulatory asset of $60 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information.  As a result, no reasonable estimate of cleanup costs can be made for these sites.  SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $10 million to $25 million.  Recorded costs for the twelve months ended September 30,
2001, were $20 million.

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

SCE's share of the costs of complying with the consent decree and taking other actions to continue operation of the Mohave station is estimated to be approximately $560 million over the next four years.  However, SCE has suspended its efforts to seek approval to install the Mohave controls because it has not obtained reasonable assurance of an adequate water supply for mining and transporting the coal required for operating Mohave beyond
2005.  Accordingly, the above amount is not included in the environmental capital expenditure projections below.
The Navajo Nation and Hopi Tribe have not been willing to agree to continued use of the current source of water from an aquifer in their joint use area after December 31, 2005.  Efforts by the Mohave co-owners to find alternative sources of water have been unsuccessful, and it is unlikely that water rights can be obtained before the time when the Mohave co-owners would need to make large financial commitments towards continued operation of the Mohave station.  If adequate water rights are not obtained, it will become necessary to shut down the Mohave station after December 31, 2005.

SCE's projected environmental capital expenditures are $1.2 billion for the 2001-2005 period, mainly for undergrounding certain transmission and distribution lines.

San Onofre Nuclear Generating Station

In February 2001, SCE's San Onofre Unit 3 experienced a fire due to an electrical fault in the non-nuclear portion of the plant.  The turbine rotors, bearings and other components of the turbine generator system were damaged extensively.  In June 2001, Unit 3 returned to service.  Under the currently effective San Onofre rate-recovery plan (discussed in the Generation and Power Procurement section of Regulatory Environment), SCE's lost revenue was approximately $98 million as a result of the fire and related outage.

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

New Accounting Standards

In October 2001, a new accounting standard was issued related to accounting for the impairment or disposal of long-lived assets.  Although the statement supersedes a prior accounting standard related to the impairment of long-lived assets, it retains the fundamental provisions of the impairment standard regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale.  Under the new accounting standard, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale.  The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business).  The standard is effective for SCE beginning January 1, 2002, unless early adoption is implemented.

In July and August 2001, three new accounting standards were issued:  Business Combinations; Goodwill and Other
Intangibles; and Accounting for Asset Retirement Obligations.

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

SCE is studying the impact of the new Asset Retirement Obligations and Asset Impairment standards and is unable to predict at this time the effect on its financial statements.  SCE does not anticipate any material impact on its results of operations or financial position from the other two new accounting standards.

On January 1, 2001, SCE adopted a new accounting standard for derivative instruments and hedging activities.  The new standard requires all derivatives to be recognized on the balance sheet at fair value.  Prior to adoption, hedges were not recorded on the balance sheet.  Gains or losses from changes in the fair value of a recognized asset or liability or a firm commitment are reflected in earnings for the ineffective portion of the hedge.  For a hedge of the cash flows of a forecasted transaction, the effective portion of the gain or loss is initially recorded as a separate component of shareholder's equity under the caption "accumulated other comprehensive income," and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reflected in earnings immediately.  Under the new standard, SCE's derivatives qualify for hedge accounting or for the normal purchase and sales exemption from derivatives accounting rules.  On the implementation date, SCE recorded its interest rate swap agreement (terminated January
5, 2001) and its block forward power purchase contracts (seized by the state on February 2, 2001) at fair value on its balance sheet.  As of September 30, 2001, SCE did not have any derivatives as defined by the new accounting standard.  SCE does not anticipate any earnings impact from any future derivatives, since it expects that any market price changes will be recovered in rates.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Results of Operations and Financial Condition and
elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially as a result of such important factors as possible challenges to the entry of the stipulated judgment or the provisions of the settlement agreement; possible ballot initiatives attempting to undermine the provisions of the settlement agreement or otherwise adversely affecting SCE; changes in prices of wholesale electricity and natural gas or SCE's costs, including the prices and costs that were assumed in negotiating the settlement agreement, which could cause SCE's cost recovery to be less than anticipated; the actions of securities rating agencies, including the determination of  whether or when to make changes in SCE's credit ratings; the possible inability of SCE to refinance existing obligations and obtain new financing on reasonable terms as needed; the possibility that SCE's creditors may file an involuntary bankruptcy petition against SCE or pursue other remedies against SCE or its assets; the outcome of negotiations for solutions to SCE's liquidity problems; further actions by state and federal regulatory bodies setting rates, adopting or modifying cost recovery, accounting or rate-setting mechanisms and implementing the restructuring of the electric utility industry; actions by lenders, investors and creditors in response to SCE's suspension of payments for debt service and purchased power; the effects, unfavorable interpretations and applications of new or existing laws and regulations relating to restructuring, taxes and other matters; the effects of increased competition in energy-related businesses; the availability of credit, including SCE's ability to regain an investment grade credit rating and re-enter the credit markets; changes in financial market conditions; the amount of revenue available to both transition and non-transition costs; new or increased environmental liabilities; the financial viability of new businesses, such as telecommunications; weather conditions; and other unforeseen events.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                                       San Onofre Personal Injury Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, and in Part II, Item 1 of SCE's Form 10-Qs for
the quarterly periods ending March 31, 2001 (First Quarter 10-Q) and June 30, 2001 (Second Quarter 10-Q), SCE is
actively involved in four lawsuits claiming personal injuries allegedly resulting from exposure to radiation at
San Onofre.

In the case filed against SCE on March 1, 2001, the Court has approved a stipulation of the parties staying prosecution of the case pending the outcome of appellate proceedings in the matter brought against SCE on
November 17, 1995.  In that case, on September 27, 2001, the Ninth Circuit issued a new opinion affirming the
District Court's judgment in favor of SCE and the other defendants in the action.  On October 9, 2001, plaintiffs in the November 17, 1995, action filed a petition for rehearing.

                                              Shareholder Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, and in Part II, Item 1 of SCE's First Quarter
10-Q and Second Quarter 10-Q, two purported class actions (referred to as the Stubblefield Action and King
Action) were filed in October 2000 and March 2001, and involve securities fraud claims arising from alleged improper accounting by Edison International and SCE for undercollections in SCE's Transition Revenue Account
(TRA).

On August 3, 2001, the plaintiffs in the Stubblefield Action and King Action filed a consolidated complaint on behalf of alleged shareholders of Edison International, naming as defendants SCE, Edison International, and certain officers of Edison International.  The consolidated complaint alleges that defendants engaged in securities fraud by misrepresenting and/or failing to disclose material facts concerning the financial condition of Edison International and SCE, including that defendants allegedly over-reported income and improperly accounted for the TRA undercollections.  The complaint purports to be filed on behalf of a class of persons who purchased Edison International stock between July 21, 2000, and April 17, 2001.  Plaintiffs seek damages in an unstated amount in connection with their purchase of securities during the class period.  On September 17, 2001, the defendants filed a motion to dismiss for failure to state a claim.  Plaintiffs filed their opposition on
October 22, 2001.  The motion is scheduled for hearing on December 3, 2001.

                                       Qualifying Facilities (QF) Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, and in Part II, Item 1 of SCE's First Quarter
10-Q and Second Quarter 10-Q, SCE is involved in a number of legal actions brought by various QFs, alleging SCE failed to timely pay for power deliveries made from November 2, 2000, through March 26, 2001.  The plaintiffs include gas-fired QFs, geothermal and wind energy QFs, and owners of cogeneration projects.  The lawsuits, in aggregate, seek payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell to other purchasers.  The California court cases have been coordinated before a single trial judge.  On September 13, 2001, the coordinated trial judge dismissed, with prejudice, five of the six remaining cases on the basis that the issues in dispute are currently within the jurisdiction of the CPUC.  The sixth case, which was filed in federal court and therefore was not within the
September 13 ruling, was stayed for 90 days by order issued on September 24, 2001, in order to permit the CPUC to address the issues in dispute.  SCE has reached at least tentative settlement with four of the five QFs included in the September 13 dismissal ruling.  SCE had settled with the fifth QF included in the September 13 order as well but that settlement was contingent upon CPUC approval of the settlement being obtained by a particular date, a condition which did not materialize.  Accordingly, that agreement has lapsed.  This nonsettling QF, whose claim is for approximately $10,500,000, has filed a notice of appeal from the coordination trial judge's dismissal of its case.  In addition, to protect their rights, two of the other QFs whose cases were dismissed in the coordinated state court proceeding have also filed appeals; however, the latter QFs and SCE have, in one of the cases, jointly requested and, in the other case, will jointly request, a stay of the appeals from the appellate court as required under the parties' settlement agreement.

During June, July and August 2001, SCE reached agreements with generators representing about 97% of the QF renewable cogeneration capacity provided to SCE.  The agreements provide for stays of litigation, payments to the
QFs upon the occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.

Rights to attach assets in connection with claims have been granted in four cases (Beowawe Power, L.L.C., Heber
Geothermal Company, City of Long Beach, and IMC Chemicals, Inc.) in the approximate amounts of $20,000,000,
$28,000,000, $9,000,000, and $7,500,000, respectively, contingent on the posting of bonds.  The plaintiffs in three of these cases (Beowawe, Heber and IMC Chemicals) have not posted bonds as of this time and did not attach any SCE assets.  Each of these four cases is now stayed pursuant to an agreement of the type referenced above.
Before entering into a stay agreement pursuant to the parties' settlement, Long Beach had attached one of SCE's bank accounts.  As noted above, the Long Beach case has recently been dismissed without prejudice pursuant to the dismissal order in the coordination proceeding, but the dismissal remains subject to Long Beach's appeal.  In addition, prior to the dismissal, SCE initiated a writ proceeding before the California Court of Appeal to challenge the right to attach order in the Long Beach case, and, in connection with that writ proceeding, SCE obtained a temporary stay of enforcement of the attachment order.  That stay and the hearing on the writ petition were recently continued by the Court of Appeal to January 2002, based on a joint motion of the parties in light of the order of dismissal.  Under the parties' settlement agreement discussed above, the parties shall request that the proceedings in the Court of Appeal related to Long Beach's attachment (which in addition to SCE's petition for review includes an ancillary appeal by SCE and a cross appeal by Long Beach) be stayed for a period concurrent with the standstill period specified in the settlement.

                                  Power Exchange (PX) Performance Bond Litigation

As previously reported in Part 1, Item 3 of SCE's 2000 Form 10-K, and in Part II, Item 1 of SCE's Second Quarter
10-Q, SCE was notified that due to failure to comply with its payment obligations to the PX, the PX issued a demand to American Home Assurance Company (American Home).  As required under the indemnity agreement between SCE and American Home, in February 2001, SCE deposited $20,200,000 in an account in trust to be available to satisfy any judgment, should there be one, against American Home.  On or about September 13, 2001 the PX submitted a demand for arbitration against American Home, asserting causes of action for breach of contract and bad faith refusal to pay.  On September 25, 2001, American Home demanded that SCE indemnify and defend American Home in connection with the demand for arbitration, pursuant to the operative documents between the parties.  SCE has assumed the defense of this arbitration.

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
                  October 18, 2001

         23.      Consent of Independent Public Accountants

(b)      Reports on Form 8-K:

         Date of Report                         Date Filed                      Item(s) Reported

         None

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

                                                     SOUTHERN CALIFORNIA EDISON COMPANY
                                                                       (Registrant)

                                                     By       /THOMAS M. NOONAN/
                                                               THOMAS M. NOONAN
                                                              Vice President and Controller

                                                     By       /KENNETH S. STEWART/
                                                               KENNETH S. STEWART
                                                              Assistant General Counsel and
                                                              Assistant Secretary

November 13, 2001