Form 10-K
period 2001-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 2002-03-29
CIK 92103

===================================================================================================================

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

/X/    Annual report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the fiscal year ended                         December 31, 2001
                          -----------------------------------------------------------------------------------------

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
                            Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of each exchange
             Title of each class                                                      on which registered
             -------------------                                                 ---------------------------

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

As of March 25,  2002,  there were  434,888,104  shares of Common Stock  outstanding,  all of which are held by the
registrant's   parent  holding  company.   The  aggregate  market  value  of  registrant's  voting  stock  held  by non-affiliates  was  approximately  $323,592.460.35  on or about March 25, 2002,  based upon prices reported by the
American Stock  Exchange.  The market values of the various classes of voting stock held by  non-affiliates,  as of
March 25, 2001,  were as follows:  CUMULATIVE  PREFERRED  STOCK  $75,829,990.35;  $100 CUMULATIVE  PREFERRED  STOCK
$247,762,470.00.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the  following  documents  listed  below have been  incorporated  by  reference  into the parts of this report so indicated.

(1)  Designated portions of the Annual Report to
         Shareholders for the year ended December 31, 2001............................  Parts I, II and IV
(2)  Designated portions of the Joint Proxy Statement
         relating to registrant's 2002 Annual Meeting of Shareholders.................  Part III

===================================================================================================================

                                                 TABLE OF CONTENTS

Item                                                                                                        Page
-------------------------------------------------------------------------------------------------------------------

                                                      Part I

                                                      Part II

5.   Market for Registrant's Common Equity and Related Stockholder Matters................................... 33
6.   Selected Financial Data................................................................................. 33
7.   Management's Discussion and Analysis of Results of Operations and Financial Condition................... 33
7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................. 33
8.   Financial Statements and Supplementary Data............................................................. 33
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................... 33

                                                     Part III

10.  Directors and Executive Officers of the Registrant...................................................... 34
11.  Executive Compensation.................................................................................. 34
12.  Security Ownership of Certain Beneficial Owners and Management.......................................... 34
13.  Certain Relationships and Related Transactions.......................................................... 34

                                                      Part IV

                                                      PART I

Item 1.  Business

Southern California Edison Company (SCE) was incorporated in 1909 under the laws of the State of California.  SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities.  The SCE service territory includes approximately 800 cities and communities and a population of more than 11 million people.  In 2001, SCE's total operating revenue was derived from:  34% residential customers, 42% commercial customers, 10% industrial customers, 7% public authorities, 2% agricultural and other customers, and 5% other electric revenue.  SCE had 11,663 full-time employees at year-end 2001.

Beginning in April 1998, pursuant to the restructuring of the California electric utility industry mandated by a
1996 state law, other entities have had the ability to sell electricity in SCE's service territory, utilizing
SCE's transmission and distribution lines at tariffed rates.  As a part of this utility industry restructuring,
SCE sold some of its electric generating plants in 1998.  SCE retained other electric generating plants, however, and it retained its transmission and distribution lines over which it transmits and distributes the electricity generated by SCE and other generators to the customers in SCE's service territory.  As a further part of the industry restructuring, SCE was required for an interim transitional period to sell all SCE-generated electricity to the California Power Exchange (PX) at prices determined by periodic public auctions, and to buy any electricity needed to serve SCE's retail customers from the PX at similarly determined prices.  Due to the
California energy crisis and SCE's resulting financial difficulties, as described below under "Changing
Regulatory Environment," in January 2001 SCE ceased buying and selling power through the PX.  In 2001, legislation was enacted in California prohibiting SCE and other California utilities from selling their remaining generating facilities.  SCE has continued to provide power for its customers from its own generation sources and from existing contracts with other utilities and power producers.  The California Department of Water Resources
(CDWR) is providing power for sale to SCE's customers to the extent SCE cannot provide sufficient power from
SCE's own generation and power contracts.  SCE delivers such power and collects and remits revenues on behalf of the CDWR.

                                    Forward-Looking Statements and Risk Factors

This annual report on Form 10-K contains forward-looking statements that reflect SCE's current expectations and projections about future events based on SCE's knowledge of present facts and circumstances and assumptions about future events.  Other information distributed by SCE that is incorporated herein or refers to or incorporates this annual report may also contain forward-looking statements.  In this annual report and elsewhere, the words
"expects," "believes," "anticipates," "estimates," "intends," "plans," "probable" and variations of such words and similar expressions are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE, are:

o    SCE's financial condition, liquidity and credit ratings were adversely affected by California's electricity crisis.  SCE is seeking to regain an investment grade credit rating so it can re-enter the credit markets on more efficient and reasonable terms.  Whether and when investment grade credit ratings can be regained will have a significant impact on SCE's financial condition.  Based on the rights to cost recovery and revenue established by the settlement agreement with the California Public Utilities Commission (CPUC) (discussed below) and CPUC implementing orders, including the procurement-related obligations account (PROACT)
     resolution (discussed below), SCE's credit ratings were raised and the company repaid all of its undisputed past-due obligations in March 2002 to creditors from a combination of cash on hand and the proceeds of senior secured credit facilities and a remarketing of pollution control bonds.  Although Fitch IBCA,
     Standard & Poor's and Moody's Investors Service

     raised their credit ratings significantly for both Edison International and SCE in March 2002, the new ratings are still below investment grade.

o    The court order approving SCE's settlement agreement with the CPUC is being appealed by a consumer advocacy group to the federal court of appeals.  If the order is successfully challenged on appeal, implementation of the settlement agreement by SCE and the CPUC could be affected adversely, which in turn may have an adverse affect on SCE's ability to restore its financial condition.

o    SCE is affected by actions of regulatory bodies setting rates, adopting or modifying cost recovery, accounting or rate-setting mechanisms and implementing the restructuring of the electric utility industry.

o    SCE may be affected by legislative measures adopted and being contemplated by federal and state authorities to address the California electricity crisis or deregulation in other states, and pending legislation that would repeal or amend key statutes governing the electric industry.

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

o    The operation of power generation, transmission or distribution facilities by SCE involves the potential for new or increased environmental liabilities associated with power plants and other facilities or operations, resulting from changes in laws, accidents or other events.  Environmental advocacy groups and regulatory agencies have been focusing considerable attention on carbon dioxide emissions from coal-fired plants and their potential role in the "global-warming" issue.  The adoption of new laws and regulations to implement carbon dioxide or other emission controls could adversely affect SCE's coal plants.  For further discussion, see "Business - Environmental Matters."

o    SCE may be subject to legal proceedings arising out of financial reporting, commercial disputes, property rights, personal injuries, and other circumstances.

Additional information about the risk factors listed above and other risks and uncertainties is contained throughout this report and in the Notes to Consolidated Financial Statements and Management's Discussion and
Analysis of Results of Operations and Financial Condition (MD&A) that are incorporated by reference into Part II of this annual report.  Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE's business.  The information contained in this report is subject to change without notice, and

SCE is not obligated to publicly update or revise forward-looking statements.  Readers should review future reports filed by SCE with the Securities and Exchange Commission (SEC).

                                              Competitive Environment

Throughout most of its history, SCE provided integrated electric generation, transmission, and distribution services on a bundled basis to its customers and had an exclusive franchise within its service territory.
Customers had the right to generate their own electricity through cogeneration or other means, but third parties were not permitted to sell energy directly to customers within SCE's service territory.  In 1994, the CPUC commenced the electric industry restructuring process.  In 1996, the California Legislature enacted comprehensive restructuring legislation.  SCE's business was unbundled into separate generation, transmission, and distribution components, and the development of a competitive generation market was authorized.  SCE was directed by the CPUC to divest the bulk of its gas-fired generation portfolio.  Those plants are now owned and operated by independent power producers.  Under the legislation and CPUC decisions, independent power producers and other energy service providers were authorized to enter into contracts to provide electricity to retail customers over SCE's distribution system.  Power producers and suppliers were authorized to sell energy to the PX at wholesale prices set by the market.  In 2001, as a result of the California energy crisis, the PX ceased operation and the CDWR took over the purchase of power for utility customers.  The ability of customers to depart utility service and buy power from power producers and suppliers other than SCE was suspended.  The future of the competitive market in California is uncertain.  The effects on SCE of this changing competitive environment are discussed below under "Business - Changing Regulatory Environment."

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

SCE is subject to the jurisdiction of the United States Nuclear Regulatory Commission (NRC) with respect to its nuclear power plants.  NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

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

The California Coastal Commission has continuing jurisdiction over the coastal permit for San Onofre Nuclear
Generating Station (San Onofre) Units 2 and 3.  Although the units are operating, the permit's mitigation requirements have not yet been completed.  California Coastal Commission jurisdiction may continue for several years due to implementation and oversight of permit mitigation conditions, including restoration of wetlands and construction of an artificial reef for kelp.  Additionally, SCE has a coastal permit to construct a dry cask spent fuel storage installation for Units 2 and 3.

The United States Department of Energy has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

                                          Changing Regulatory Environment

SCE operates in a highly regulated environment in which it has an obligation to deliver electric service to customers within its service territory in return for certain obligations of the regulatory authorities to provide just and reasonable rates.  In 1994, state lawmakers and the CPUC initiated the electric industry restructuring process, as discussed above under "Competitive Environment".  As part of California's electric industry restructuring, a multi-year freeze on the rates that SCE could charge its customers was mandated and transition cost recovery mechanisms were implemented allowing SCE to recover certain specified costs associated with generation-related assets (referred to as "stranded costs").

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

In May 2000, SCE began experiencing adverse impacts from unusually high prices for energy and ancillary services procured through the PX and the California Independent System Operator (ISO).  These high wholesale prices, coupled with the freeze on SCE's retail rates resulted in substantial revenue undercollections.  Pursuant to CPUC and accounting rules, SCE recorded the undercollections in the transition revenue account (TRA).  As of
December 31, 2000, the amount of undercollections recorded was $4.5 billion.  Based on a CPUC decision on
March 27, 2001 (see further discussion in "Recovery of Transition and Power Procurement Costs" below), the TRA undercollection, along with SCE's coal and hydroelectric balancing account overcollections (which amounted to
$1.5 billion as of December 31, 2000), were reclassified to a transition cost balancing account (TCBA).  In addition, the CPUC recalculated the TCBA to be a $2.9 billion undercollection.

Liquidity Issues

Sustained higher wholesale energy prices that exceeded SCE's retail rate levels resulted in large undercollections in the TRA and TCBA regulatory balancing accounts.  The undercollections in these accounts, coupled with near-term capital requirements and the adverse reaction of the credit markets to regulatory uncertainty regarding SCE's ability to recover its power procurement costs, materially and adversely affected
SCE's liquidity throughout late 2000 and 2001.  As a result of its liquidity crisis, SCE took steps to conserve cash while continuing to provide service to its customers.  Beginning in January 2001, SCE suspended payments owed to the ISO, the PX, and qualifying facilities (QFs), deferred payments of certain obligations for principal and interest on outstanding debt, and did not declare dividends on any of its cumulative preferred stock.  The suspension or deferral of payments caused defaults on two series of SCE's senior unsecured notes and all of SCE's commercial paper.  In March 2001, the CPUC ordered SCE to commence payments to QFs for future energy deliveries and by April 1, 2001, SCE resumed payment of interest on its debt obligations.

In October 2001, SCE entered into an agreement settling a lawsuit against the CPUC concerning SCE's right to recover its power procurement costs in retail rates.  On January 23, 2002, the CPUC adopted a resolution implementing a mechanism for recovery of these costs.  (See "CPUC Settlement Agreement" below for a discussion of this matter.)

On March 1, 2002, SCE closed on a $1.6 billion credit facility, secured by three newly issued series of SCE's first mortgage bonds, and remarketed approximately $196 million of pollution control bonds that SCE repurchased in late 2000.

The proceeds from the credit facilities and pollution-control bond remarketing were used along with SCE's available cash to repay $3.2 billion in past-due obligations and $1.65 billion in near-term debt maturities.  The past-due obligations consisted of:  (1) $875 million to the PX; (2) $99 million to the ISO; (3) $1.1 billion to
QFs; (4) $193 million in PX energy credits for energy service providers; (5) $531 million of matured commercial paper; (6) $400 million of principal on its 5-7/8% and 6-1/2% senior unsecured notes which were issued prior to the energy crisis; and (7) $23 million in preferred dividends in arrears.  The near-term debt maturities consisted of credit facilities whose maturity dates were extended several times and were scheduled to mature in
March and May 2002.  After making the above-described payments, SCE has no material undisputed obligations that are past-due or in default.  In addition, SCE entered into an agreement with the CDWR to pay for prior deliveries of energy of $100 million on April 1, 2002, $150 million on June 3, 2002, and the balance on July 1, 2002.

CDWR Power Purchases

On January 17, 2001, following rolling blackouts in the northern California service territory of Pacific Gas and
Electric Company (PG&E), California Governor Gray Davis signed an order declaring an emergency and authorizing the CDWR to purchase power in order to prevent further blackouts.

In accordance with the emergency order, the CDWR began making emergency power purchases for SCE's customers on
January 17, 2001.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR and through the ISO are remitted directly to the CDWR and are not recognized as revenue by SCE.  In
February 2001, Assembly Bill 1 (First Extraordinary Session, AB 1X) was enacted into law.  AB 1X authorized the
CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE, and authorized the CDWR to issue bonds to finance electricity purchases.

On March 27, 2001, the CPUC issued an interim order requiring SCE to pay the CDWR a per-kWh price equal to the applicable generation-related retail rate per kWh for electricity for each kWh the CDWR sells to SCE's customers.  The CPUC determined that the generation-related retail rate should be equal to the total bundled electric rate (including the 1(cent)per kWh and 3(cent)per kWh surcharges adopted by the CPUC on January 4, 2001, and
March 27, 2001, respectively) less certain nongeneration-related rates or charges.  For the period January 19 through January 31, 2001, the CPUC ordered SCE to pay the CDWR at a rate of 6.277(cent)per kWh for power delivered to
SCE's customers.  This amount increased per the 1(cent)and 3(cent)surcharges referenced above.  The CPUC ordered SCE to pay the CDWR its applicable generation rate within 45 days after the CDWR supplies power to retail customers, subject to penalties for each day the payment is late.

On February 21, 2002, the CPUC issued a decision implementing a CDWR revenue requirement of $9.0 billion to pay its costs associated with bonds issued to finance the CDWR's energy procurement costs for the period January 17,
2001, through December 31, 2002.  The decision states that SCE's allocated share of this revenue requirement would be approximately $3.6 billion, and changes SCE's payment from an average recorded rate of 11.46(cent)per kWh to
9.744(cent)per kWh.  Amounts remitted to the CDWR on or after March 15, 2002, will be based on the new rate.  The decision also requires SCE to pay the CDWR the difference in the amount SCE previously paid the CDWR for electricity delivered from January 17, 2001, through March 15, 2002, and the amount that would have been paid had the new rate been in effect for the entire period (approximately $41 million).  This amount may be paid in equal monthly installments over a six-month period.

On February 14, 2001, FERC issued an order that denied the ISO's request to relax creditworthiness standards in the ISO tariff to the extent this would affect third-party suppliers.  FERC, however, allowed the ISO to revise its tariff so that a "creditworthy counterparty" could assume responsibility for procuring power with respect to utilities that do not have the credit rating required by the ISO tariff, such as SCE or PG&E.  On April 6, 2001,
FERC issued an order essentially reaffirming the February 14 order and holding that the ISO must assure that there is a creditworthy buyer for power delivered to loads through the ISO.  SCE has not met the ISO's creditworthiness requirements since its credit ratings were downgraded in mid-January 2001.  As a result, SCE protested and returned the bills it had received from the ISO.  On

August 9, 2001, the ISO filed a petition for review of the FERC's April 6, 2002, order with the court of appeals for the D.C. Circuit Court.

On November 7, 2001, the FERC issued an order directing the ISO, within 15 days of the order, to invoice the CDWR for all ISO transactions it entered into on behalf of SCE and PG&E.  The FERC also directed the ISO, within 15 days from the date of the order, to file a compliance report with the FERC indicating overdue amounts from the
CDWR and a schedule for payment of those overdue amounts within three months of the date of the order.  On
November 21, 2001, the ISO filed the compliance report.  On December 7, 2001, SCE sought a limited rehearing of the November 7, 2001, order.  On the same day, the CDWR also filed its rehearing request.  On December 21, 2001,
SCE filed comments on the ISO's compliance filing and many parties, including the CDWR, protested the compliance filing.

On February 28, 2002, SCE and the CDWR executed an agreement that resolves outstanding issues relating to payment for imbalance energy delivered to SCE's customers (imbalance energy is energy obtained from the ISO's real-time market) and responsibility for certain ISO charges.  Under this agreement, SCE will pay the CDWR for imbalance energy previously delivered in three installments ($100 million on April 1, 2002; $150 million on June 3, 2002;
and the balance on July 1, 2002).  The agreement also establishes a mechanism for SCE to pay the CDWR for imbalance energy that the CDWR sells to SCE's customers in the future.  Additionally, the agreement allocates responsibility for ISO charges between the CDWR and SCE.  The agreement provides that SCE will reimburse the CDWR by September 1, 2002, for ISO charges which the CDWR previously paid and which SCE agrees to pay in the agreement.  The agreement also provides a mechanism for payment of ISO charges that are incurred in the future.

Direct Access

A related power-procurement issue is the extent to which customers should be allowed to purchase power directly from energy service providers (Direct Access) instead of through SCE.  As part of emergency legislation authorizing the CDWR to purchase power on behalf of utility customers, the CPUC was ordered to suspend Direct
Access until such time as the CDWR was no longer supplying power.  The CPUC was given flexibility as to the timing of its order.  In early 2001, when extremely high power prices prevailed in the wholesale markets, many customers who had previously chosen Direct Access returned to SCE bundled utility service, and the CDWR purchased power on their behalf.  As the crisis in the wholesale energy markets eased in summer of 2001, customers again sought to move to Direct Access suppliers.  On September 20, 2001, the CPUC suspended Direct Access on an interim basis, reserving its right to review the suspension date.  On March 21, 2002, the Commission voted to maintain the September 20, 2001, suspension date.  The Commission also ordered that Direct Access surcharges or exit fees shall be developed in a separate proceeding so that there is an equitable allocation of the CDWR costs and that
Direct Access customers pay their fair share of CDWR costs.  Based on the September 20, 2001, suspension, approximately 14% or more of SCE's retail energy load will likely be served through Direct Access.  Because the
CDWR is presently supplying all power in excess of SCE's own generation and long-term contracts, a change in the amount of Direct Access load could affect the CDWR's total costs going forward.

The CPUC has also initiated hearings on an additional Direct Access issue.  Until June 3, 2001, Direct Access customers were receiving a credit based on SCE's weighted-average energy cost.  When wholesale energy costs skyrocketed in early 2001, this energy cost often exceeded the generation rate component of frozen rates.  Thus, during these times, SCE incurred a liability to fund both energy purchases for bundled service customers and energy credits for Direct Access customers.  These costs were reflected in SCE's regulatory asset accounts.  As a result, Direct Access customers contributed to SCE's procurement related liabilities in the same manner as SCE's bundled customers.  The CPUC is investigating whether and how to allocate to Direct Access customers an appropriate share of the balance in the PROACT, which is described under "CPUC Settlement Agreement" and "PROACT"
below.  Briefs were filed on this issue on February 13 and February 20, 2002, with a draft decision expected by mid 2002.  As part of the Direct Access proceeding, the CPUC will consider whether the method used to calculate the credits paid to Direct Access customers after January 17, 2001, was appropriate.

Affiliate and Holding Company Proceedings

In 1997, the CPUC adopted a decision which established new rules governing the relationship between California's natural gas local distribution companies, electric utilities, and certain of their affiliates.  While SCE and its affiliates have been subject to affiliate transaction rules since the establishment of its holding company structure in 1988, these new rules are more detailed and restrictive.  As required by the new rules and an interim CPUC resolution, SCE has filed preliminary and revised compliance plans which set forth SCE's implementation of the new affiliate transaction rules.  The CPUC has not yet ruled on the sufficiency of SCE's
October 1998 revised compliance plan.  In January 2001, the CPUC issued an order instituting rulemaking to commence the review of the 1997 affiliate transaction rules that the original decision itself requires.  The CPUC proposes that some rules be considered for streamlining or other revision, while inviting interested parties to submit proposals of their own.  No decision has yet been issued.

In April 2001, the CPUC adopted an order instituting investigation that reopened the past CPUC decisions authorizing the utilities to form holding companies and initiated an investigation into: whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; whether actions by Edison International and PG&E Corporation and their respective nonutility affiliates to shield, or "ring-fence," nonutility assets also violated the requirements that the holding companies give first priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  On January 9, 2002, the CPUC issued a decision regarding the "first priority" condition that defined the term "capital" as encompassing all of the following:  "the money and property with which a company carries on its corporate business; a company's assets, regardless of source, utilized for the conduct of the corporate business and for the purpose of deriving gains and profits; and a company's working capital," and which found that the first priority condition does not preclude the requirement that the holding companies infuse all types of "capital" into their respective utility subsidiaries where necessary to fulfill the utility's obligation to serve.  The CPUC stated that it had not conclusively found that any holding company has violated such condition.
Also on January 9. 2002, the CPUC denied motions by Edison International and the other holding companies to dismiss the proceeding as it pertains to them for lack of jurisdiction.  Both Edison International and SCE filed requests for rehearing of the decision on the first priority condition, and Edison International filed a request for rehearing of the denial of its motion to dismiss for lack of jurisdiction.

Although the CPUC denied the holding companies' motions to dismiss for lack of jurisdiction, the CPUC then dismissed PG&E Corporation from the proceeding so that the issue of whether PG&E Corporation's bankruptcy plan would result in a violation of the first priority condition could be resolved "in the appropriate judicial forums."  On January 10, 2002, the California Attorney General filed a civil lawsuit in state court alleging that
PG&E Corporation had violated California's Unfair Competition Act by, among other things, failing to infuse capital into Pacific Gas and Electric Company as required by the first priority condition and seeking to insulate assets from the CPUC's jurisdiction through the improper use of the power of the bankruptcy court.  The lawsuit seeks injunctions, restitution, and a civil penalty of at least $500 million.  The CPUC announced that it intends to join in the lawsuit against PG&E Corporation, based on the CPUC's January 9, 2002 decisions.

SCE cannot predict what effects the CPUC's investigation or any other actions by the CPUC or the Attorney General may have.

Qualifying Facilities

On March 27, 2001, the CPUC ordered SCE to begin making payments to QFs for power deliveries on a going forward basis.  Under the order, SCE was directed to pay QFs within 15 days of the end of the QFs' billing period, and
QFs are allowed to establish 15-day billing periods.  A supplemental order issued on December 11, 2001, deleted the automatic penalty provisions and instead advised SCE that it could be subject to an order to show cause in the event of a violation.  Furthermore, settlement agreement amendments entered into with the vast majority of the QFs under contract with SCE resulted in the QFs' waiver of the 15-day payment opportunity coincident with the making of a "final" settlement payment by SCE on March 1, 2002.  SCE is pursuing agreements with the remaining QFs that likewise would result in a waiver of the 15-day payment directive.  In the March 27 order, the CPUC also modified the formula used in calculating payments to most QFs by substituting natural gas index prices based on deliveries at the Oregon border in the place of index prices at the Arizona border.  The order further revises other aspects of the payment formula to take into account changes in intrastate gas transportation costs.  SCE anticipates that the changes will probably result in lower QF energy prices.  The changes apply where appropriate regardless of whether the QF uses natural gas or other resources such as solar or wind.  In March 2002, SCE paid $1.1 billion to QFs to resolve issues related to SCE's suspension of payments for deliveries by QFs during the period November 1, 2000, through March 26, 2001.  For additional information about lawsuits filed against SCE by QFs, see "Qualifying Facilities Litigation" in Part 1, Item 3 of
this report.

CPUC Settlement Agreement

In November 2000, SCE filed a complaint in federal District Court against the Commissioners of the CPUC, alleging that their refusal to allow SCE to recover its wholesale costs of purchasing power in its retail rates violated federal law.  The case was stayed in April 2001 by agreement of SCE and the CPUC, with the support of Governor
Davis, to create an opportunity to implement a consensual resolution.  The state legislature, however, did not pass legislation to implement such a resolution by late September 2001.  At that point, the CPUC and SCE negotiated a settlement agreement (CPUC Settlement Agreement) to resolve the litigation, and the district court entered a stipulated judgment on October 5, 2001, incorporating the settlement.  Several entities appealed the stipulated judgment entered by the district court, including a California consumer group that had been allowed to intervene in the litigation as a permissive intervenor, and three other entities whose motions to intervene had been denied.

On November 28, 2001, a federal court of appeals denied the consumer group's request for a stay of the settlement.  The group had alleged that it was denied due process, that the settlement violated state law, and that the CPUC had no authority to agree to the settlement.  In its ruling, the court of appeals also granted
SCE's request for an expedited hearing of the appeal.  On March 4, 2002, the court of appeals heard argument on the appeal, and the matter is now under submission.  A decision could be issued anytime within the next several months.  It is impossible to predict the outcome of the appeal, or the impact that any outcome would have upon the stipulated judgment or the settlement.

Key elements of the CPUC Settlement Agreement include the following items:

o    Establishment of an account called the procurement-related obligations account, or PROACT, as of
     September 1, 2001, which will have an opening balance equal to the amount of SCE's procurement-related liabilities as of August 31, 2001 (approximately $6.4 billion), less SCE's cash and cash equivalents as of that date (approximately $2.5 billion), and less $300 million.

o    Beginning September 1, 2001, and ending on the earlier of the date that SCE has recovered all of its procurement-related obligations recorded in the PROACT or December 31, 2005, SCE will apply to the PROACT, on a monthly basis, the difference between SCE's revenue from retail electric rates (including surcharges)
     and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  Unrecovered obligations in the PROACT will accrue interest from September 1, 2001.

o    SCE will recover in retail electric rates its procurement-related obligations in the PROACT, with interest, by December 31, 2005.  Subject to certain adjustments, the CPUC will maintain current rates
     (including surcharges) in effect until December 31, 2003, or, if earlier, until the date that SCE recovers the entire PROACT balance.  If SCE has not recovered the entire balance by December 31, 2003, the unrecovered balance will be amortized over a period not to extend beyond December 31, 2005.  The parties project that existing retail electric rates, including surcharges and as adjusted to reflect certain costs, will likely result in SCE recovering substantially all of its unrecovered procurement-related obligations prior to the end of 2003.

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

o    SCE will incur up to $250 million of recoverable costs to acquire financial instruments and engage in other transactions intended to hedge fuel cost risks associated with SCE's retained generation assets and power purchase contracts with qualifying facilities and other utilities.  As of December 31, 2001, SCE had purchased $209 million in hedging instruments.  See discussion under "Market Risk Exposures" in the MD&A that is incorporated by reference into Part II, Item 7 of this report.

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

The CPUC Settlement Agreement states that one of its purposes is to restore the investment grade creditworthiness of SCE as rapidly as reasonably practicable so that it will be able to provide reliable electrical service as a state-regulated entity as it has in the past.  SCE cannot provide assurance that it will regain investment grade credit ratings by any particular date.

PROACT

On January 23, 2002, the CPUC issued a resolution that approved the new ratemaking and accounting structure that
SCE proposed to implement the CPUC Settlement Agreement.  Among other things, the new structure eliminates the
TCBA as of August 31, 2001, and creates the new PROACT.  This change implements the provision of the CPUC
Settlement Agreement declaring that "balances in SCE's TCBA as of August 31, 2001, shall have no further impact on SCE's retail electric rates."  According to the terms of the CPUC Settlement Agreement and the CPUC's implementing resolution, in the fourth quarter of 2001, SCE established (retroactive to August 31, 2001) a
$3.6 billion PROACT regulatory asset for its previously incurred procurement costs.  On February 25, 2002, TURN submitted an application for rehearing, of the CPUC's January 23, 2002, resolution.  In its application for rehearing, TURN challenges the CPUC Settlement Agreement and its implementation.  On March 12, 2002, SCE submitted to the CPUC its opposition to the TURN application for rehearing.

Recovery of Transition and Power Procurement Costs

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

Because the regulatory and legislative actions did not occur that would have made recovery of transition costs probable, SCE was unable to conclude as of December 31, 2000, that the recalculated TCBA net undercollection was probable of recovery through the ratemaking process.  As a result, the $2.9 billion TCBA net undercollection was written off as a charge to earnings as of that date, and an additional $552 million (pre-tax) in net undercollected transition costs were charged to earnings in 2001.  Although the TCBA was written off, SCE continued to calculate the account for ratemaking purposes, and the account reflected a $4.2 billion undercollection as of September 1, 2001, which, as discussed below, is the effective date of the beginning of the
PROACT mechanism and the end of the TCBA mechanism.  Additional information about the financial impact of this undercollection and various ongoing and proposed regulatory efforts and judicial proceedings designed to address or otherwise relating to it, is provided under "Regulatory Environment - Status of Transition and Power
Procurement Cost Recovery" in the MD&A that is incorporated by reference into Part II, Item 7 of this report.

Rate Reduction Notes

In December 1997, after receiving approval from the CPUC and the California Infrastructure and Economic
Development Bank, a limited liability company created by SCE issued approximately $2.5 billion of rate reduction notes.  Residential and small commercial customers, whose 10% rate reduction began January 1, 1998, are repaying the notes over the expected ten-year term through non-bypassable charges based on electricity consumption.  There were originally seven classes of notes.  The first four classes of notes matured in December 1998 and March 2000,
2001, and 2002, respectively.  The remaining three classes of notes valued at approximately $1.5 billion have maturities beginning in 2003 and ending in 2007, with interest rates ranging from 6.28% to 6.42%.

Other Revenue and Cost-Recovery Mechanisms

Revenue is determined by various mechanisms depending on the utility operation:  distribution, transmission and generation.

Distribution

Revenue related to distribution operations is being determined through a performance-based ratemaking mechanism
(PBR) and the distribution assets have the opportunity to earn a CPUC-authorized 9.49% return.  The PBR mechanism was to have ended in 2001, and SCE's distribution costs were to be established for 2002 in a general rate case
(GRC).  Due to the industry upheaval of the last year, SCE was allowed to defer the GRC for one year, and a proceeding was established to extend the existing PBR mechanism through 2002.  In addition, legislative changes required that the mechanism be altered to eliminate revenue volatility due to sales fluctuations.  As a result, the proceeding also addresses how to establish balancing accounts such that the revenues set in this proceeding for 2001 and 2002 will be fully recovered.  A CPUC proposed decision on the PBR mechanism for 2002 was issued in
January 2002.  The proposed decision authorized SCE to use a formula to determine its distribution revenue requirement for the last half of 2001 and 2002, and a revenue balancing account to ensure that variations in sales do not result in under or overcollections.  A final decision is expected by mid-2002.  At this time, SCE cannot predict the effect of the final decision on its results of operation.

At the expiration of the PBR, SCE is to begin recovering costs based on cost of service ratemaking.  In December
2001, SCE filed its 2003 general rate case with the CPUC, requesting an increase of approximately $500 million in revenue (compared to 2000 recorded revenue) for its distribution and generation operations.  Hearings are expected to begin in July 2002, with a final decision expected in second quarter 2003.

Transmission

Transmission revenue is being determined through the FERC-authorized rates that are subject to refund.  Since the initiation of the ISO in April 1998, transmission cost recovery has been under FERC authority.  In July 2000, the
FERC issued a final decision in SCE's 1998 transmission rate case in which it ordered a reduction of approximately $38 million to SCE's proposed annual base transmission revenue requirement of $213 million.  Of the total reduction of $38 million, about $24 million is associated with the rejection by the FERC of SCE's proposed method for allocating overhead costs to transmission operations.  SCE filed a conditional petition for rehearing of the decision in August 2000, asking that the FERC reconsider the decision assuming that the CPUC does not allow SCE to recover the $24 million in CPUC jurisdictional rates.  In February 2001, SCE filed with the CPUC a request to recover in CPUC-jurisdictional rates the overhead costs not permitted by the FERC to be included in transmission rates.  A CPUC decision is pending.  In the meantime, SCE continues to collect transmission revenues based on the originally proposed $213 million level, subject to refund pending final resolution of the 1998 rate case.  SCE expects that any refund amounts ultimately ordered by the FERC associated with transmission will not be refunded to retail customers but will be credited to the PROACT balance reflecting SCE's procurement-related obligations.  Additionally, on January 31, 2002, SCE filed to increase the base transmission revenue requirement to $280 million.  This proposed increase is to reflect higher costs of capital, increased depreciation expense, and increased operation and maintenance costs attributable to FERC-jurisdictional services.  FERC action on whether and when the proposed transmission rates will be placed into effect, subject to refund, is expected in
April 2002.  As discussed above, under "CPUC Settlement Agreement," total rates to retail customers were unchanged.  Thus, SCE intends to file an equal and opposite reduction in generation rates upon acceptance by the
FERC of the increased transmission rates.

Generation

Effective with the commencement of the ISO and PX operations on March 31, 1998, generation costs were subject to recovery through the market and transition cost recovery mechanisms, which included the nuclear ratemaking agreements.  During the rate freeze, revenue from generation-related operations has also been determined through the market and transition cost recovery mechanisms, which also included the nuclear ratemaking agreements.  The portion of revenue related to coal generation plant costs (Mohave Generating Station
(Mohave Station) and Four Corners Generating Station (Four Corners)) that were made uneconomic by electric industry restructuring has been recovered through the transition cost recovery mechanisms.  After April 1, 1998, coal generation operating costs have been recovered through the market.  The excess of power sales revenue from the coal generating plants over the plants' operating costs has been accumulated in a coal generation balancing account.  SCE's costs associated with its hydroelectric plants have been recovered through a performance-based mechanism.  The mechanism set the hydroelectric revenue requirement and established a formula for extending it through the duration of the electric industry restructuring transition period, or until market valuation of the hydroelectric facilities, whichever occurred first.  The mechanism provided that power sales revenue from hydroelectric facilities in excess of the hydroelectric revenue requirement is accumulated in a hydroelectric balancing account.  In accordance with a CPUC decision issued in 1997, the credit balances in the coal and hydroelectric balancing accounts were transferred to the TCBA at the end of 1998 and 1999.  However, due to the
CPUC's March 27, 2001, rate stabilization decision, the credit balances in these balancing accounts were transferred to the TRA on a monthly basis, retroactive to January 1, 1998, which later were transferred to the
TCBA on a monthly basis, retroactive to January 1, 1998, and subsequently replaced by the PROACT mechanism effective September 1, 2001.

In June 2001, SCE filed a comprehensive proposal for new cost-of-service ratemaking for utility retained generation (URG) through the end of 2002.  After that time, SCE's URG-related revenue requirement will be determined by the general rate case.  The URG proposal calls for balancing accounts for SCE-owned generation, QFs and interutility contracts, procurement costs and ISO charges based on either actual or CPUC-authorized revenue requirements.  Under the proposal, the four new balancing accounts would be effective January 1, 2001, for capital-related costs, and February 1, 2001, for non-capital-related costs.  In addition, SCE's unamortized nuclear investment would be amortized and recovered in rates over a 10-year period, effective January 1, 2001.
Should this application be approved as filed, SCE expects to reestablish for financial reporting purposes its unamortized nuclear investment and regulatory assets related to purchased-power settlement and flow-through taxes, with a corresponding credit to earnings, and adjust the PROACT regulatory asset in accordance with the final URG decision.

On January 18, 2002, a CPUC administrative law judge issued a proposed decision and a CPUC commissioner issued an alternate proposed decision in the URG proceeding.  Both the proposed and alternate proposed decisions adopt most of the elements of SCE's application, but propose eliminating incremental cost incentive pricing for San Onofre, effective January 1, 2002, and replacing it with balancing account treatment for San Onofre's operating costs, subject to a later reasonableness review.  On February 7, 2002, another CPUC commissioner issued an alternate proposed decision recommending continuing the incentive pricing plan for San Onofre Units 2 and 3 through
December 31, 2003, as originally provided in CPUC decisions adopted in early 1996.  If the CPUC approves SCE's URG application, as filed, SCE expects to reapply accounting principles for rate-regulated enterprises for its generation assets.  These assets will then be subject to traditional cost-of-service regulation.

Generation Procurement Proceeding

In October 2001, the CPUC issued an order instituting rulemaking (OIR) to establish policies and cost recovery mechanisms for generation procurement.  The OIR directed SCE and the other major California electric utilities to provide recommendations for establishing these policies and mechanisms to enable the utilities to resume their power procurement responsibilities in 2003.  In comments filed with the CPUC on November 26, 2001, SCE recommended that the CPUC issue a procurement framework decision in February 2002, and direct the utilities to submit their specific procurement plan proposals and related framework compliance proposals in March 2002.  SCE also proposed that a final decision be issued in October 2002 adopting utility-specific procurement plans.  The
CPUC has not yet acted on SCE's recommendations, but is expected in second quarter 2002 to issue a scoping memo setting forth issues to be addressed in this proceeding.

FERC Related Matters

Due to a December 15, 2000, FERC order, SCE is no longer required to buy and sell power exclusively through the
ISO and PX.  In mid-January 2001, the PX suspended SCE's trading privileges for failure to post collateral due to
SCE's rating agency downgrades.  As a result, power from SCE's coal and hydroelectric plants is no longer being sold through the market.

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

In its December 2000 order, the FERC established an "underscheduling" penalty applicable to scheduling coordinators that do not schedule sufficient resources to supply 95% of their respective loads.  In December
2001, the FERC eliminated the underscheduling penalty, retroactive to January 1, 2001.

On March 9, 2001, the FERC directed 13 wholesale sellers of energy to refund $69 million or submit cost-of-service information to the FERC to justify their prices above $273 per MWh during ISO Stage 3 emergencies in January 2001.  On April 9, 2001, SCE filed opposing the order as inadequate, particularly because the FERC is unwilling to exercise any control over the sellers' exercise of market power during periods other than Stage 3 emergencies.  On March 16, 2001, the FERC ordered six wholesale sellers of energy to refund an additional $55 million or submit cost-of-service information to the FERC to justify their prices above $430 per MWh during ISO
Stage 3 emergencies in February 2001.  A Stage 3 emergency refers to 1.5% or less in reserve power, which could trigger rotating blackouts in some neighborhoods.

On April 25, 2001, after months of extremely high power prices, the FERC issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order established an hourly clearing price based on the costs of the least efficient generating unit during the period.  Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region.  The latest order is in effect until September 30, 2002.

After unsuccessful settlement negotiations among utilities, power sellers and state representatives, on July 25,
2001, the FERC issued an order that limited potential refunds from alleged overcharges to the ISO and PX spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge will conduct evidentiary hearings on this matter.  SCE cannot predict the amount of any potential refunds.  Under the CPUC Settlement Agreement, refunds will be applied to the balance in the PROACT.

See the "Regulatory Environment - Generation and Power Procurement" and "Regulatory Environment - Rate
Stabilization Proceedings" sections of the MD&A that is incorporated by reference into Part II, Item 7 for more information about SCE's revenue from its generation-related operations, recovery of its investment in its nuclear facilities, and on accounting for generation-related assets and power procurement costs.

                                                Other Rate Matters

CPUC Retail Ratemaking

The CPUC regulates the charges for services provided by SCE to its retail customers.  As discussed above in the section on "Changing Regulatory Environment," the way in which the CPUC regulates SCE has been changing.  The CPUC has issued both final and interim decisions regarding Direct Access, transition cost recovery, and rate unbundling in the restructuring of the electric industry.  While some of the decisions (such as those regarding transition cost recovery) are being challenged by SCE both before the CPUC as well as in judicial proceedings, the above decisions have affected cost recovery and rate regulation, and authorized new ratemaking mechanisms.

Under the restructuring legislation, total rates for all customers were frozen at June 10, 1996, levels, although residential and small commercial customers received a 10% reduction from the June 10, 1996, rate levels beginning on January 1, 1998.  These rate levels were to remain in effect for the remainder of the transition period;
however, on January 4, 2001, the CPUC issued an interim decision authorizing SCE to establish an interim surcharge of 1(cent)per kilowatt-hour for 90 days, subject to refund.  This was followed by a 3(cent)per kilowatt-hour surcharge pursuant to the CPUC's interim rate stabilization order adopted on March 27, 2001.  Under these frozen rates, individual rate components (distribution, transmission, nuclear decommissioning, and public purpose programs) are determined according to CPUC- or FERC-authorized mechanisms, with the generation rate determined residually by subtracting these other components from the total rate.  Beginning for rates effective in 1999, the consolidation of the individual rate component changes and the calculation of the residual generation rate are set forth for CPUC approval as part of the Revenue Adjustment Proceeding (RAP).  On June 1, 1998, SCE filed its first annual RAP Report in compliance with CPUC directives to:  (1) consolidate authorized rates and revenue requirements associated with various proceedings and mechanisms; (2) verify the residual CTC revenue calculation in the TRA; (3) verify the regulatory account balances which were transferred to the TCBA on January 1, 1998 (see
"Annual Transition Cost Proceeding" below for further discussion of the TCBA); (4) streamline certain balancing and memorandum accounts; and (5) review the PX charge/credit calculation.  On June 6, 1999, the CPUC issued its final 1998 RAP decision.  In compliance with that decision, SCE updated its nongeneration rate components in
October 1999.  To maintain overall frozen rate levels, to the extent nongeneration rate components are authorized to change, the generation rate component changes equal and opposite from the nongeneration rate component changes.  The decision also instructed SCE to include in the 1999 RAP Report a PX credit calculation that reflects the long-run marginal costs of customer account managers, customer service representatives, self-provision of ancillary services, and financing costs for purchasing power from the PX.

On August 9, 1999, SCE filed its 1999 RAP Report requesting CPUC approval of the following:  (1) consolidation of the 2000 nongeneration revenue requirements; (2) rate levels for 2000; (3) 2000 kWh sales forecast; (4) entries to the TRA for the period June 1, 1998, through May 31, 1999; (5) proposed retention, elimination, and modification of balancing and memorandum accounts; (6) implementation and costs of electric vehicle programs;
(7) administration of SCE's self-generation deferral rate contracts; and (8) the proposed additional 7(cent)per MWh credit to Direct Access customers associated with SCE's procurement of PX energy for bundled service customers.
On January 4, 2001, the CPUC issued its decision, which put SCE on notice that it will no longer be able to prospectively recover 100% of its reliability must-run costs in the TRA, and adopted all other RAP issues SCE requested.

On September 4, 2001, SCE filed its 2000/2001 RAP Report.  On November 30, 2001, SCE amended its 2000/2001 RAP report to reflect the CPUC Settlement Agreement.  The CPUC Settlement Agreement indicates that the TCBA (which, by definition, includes the TRA) shall have no further impact on SCE's retail electric rates.  Thus, the only issues remaining in SCE's 2000/2001 RAP Report are a review of SCE's Low Emission Vehicle program and SCE's special contracts.

In June 1999, the CPUC issued a decision regarding unbundling SCE's cost of capital based on major utility functions.  The decision was in response to SCE's May 1998 application on this issue.  The CPUC found no unbundling adjustment was required in setting 1999 cost of capital for the California electric utilities.
Furthermore, the CPUC ruled that SCE's rate of return should continue to be governed by the cost of capital trigger mechanism authorized as part of SCE's performance-based ratemaking mechanism.  As a result, SCE's return on equity from 1999 through 2001 was unchanged at 11.6%.

Nuclear Decommissioning and Public Purpose Program Rates

Recovery of SCE's nuclear decommissioning costs and legislatively mandated public purpose program funding is made through rates set to recover 100% of these costs.  Public purpose programs include cost effective energy efficiency, research, renewable technology development, and low income programs.

Annual Transition Cost Proceeding

In 1997, the CPUC established the ATCP to determine whether SCE's TCBA entries are recorded pursuant to applicable CPUC decisions and the restructuring legislation, and whether certain expenses are justified.  The purpose of the ATCP was to ensure the recovery of generation-related transition costs through the TCBA.  The TCBA tracked the recovery of transition costs, including the accelerated recovery of plant balances, QF and purchased power costs, and regulatory assets and obligations.  As discussed above, the CPUC recently approved the new ratemaking and accounting structure, referred to as the PROACT, to implement the CPUC Settlement Agreement.  See the discussion above under "Changing Regulatory Environment - PROACT."  The PROACT mechanism replaces the ATCP mechanism effective as of September 1, 2001.  SCE will prepare and file revised testimony in its ATCP proceedings described below to withdraw all matters related to entries made on or before August 31, 2001.  It is not known at this time whether or to what extent the CPUC's Office of Ratepayer Advocates (ORA), may recommend any disallowances related to the revised testimony.

1998 ATCP

On September 1, 1998, SCE filed its first ATCP Report with the CPUC and requested, among other things, that entries made to the TCBA and applicable generation-related memorandum accounts during the record period of
January 1, 1998, through June 30, 1998, be found to be justified and in compliance with applicable CPUC decisions and the restructuring legislation.  On February 17, 2000, the CPUC issued a decision finding that SCE's calculation of the TCBA for the record period was correct.  The decision changed the accounting methodology used to estimate the market value of retained generating assets and required that SCE credit the TCBA for the aggregate net book value of certain of SCE's non-nuclear assets.

SCE reviewed the decision and discovered that the CPUC had inadvertently omitted establishing a new account to record the corresponding debit to the TCBA credit for the aggregate net book value of any remaining non-nuclear generation assets.  SCE proposed that the Generation Asset Balancing Account (GABA) be established in order to avoid problems associated with limits for short-term borrowing purposes.  The CPUC agreed, and on June 8, 2000, established the GABA.  SCE filed its compliance advice letter in June 2000.  On April 13, 2000, SCE filed a petition for modification seeking modification of the decision to restore recovery of authorized return, taxes, and depreciation for its hydro assets through the TCBA.  It is not known when the CPUC will act on SCE's petition for modification.

2000 ATCP

On September 1, 2000, SCE filed its 2000 ATCP setting forth entries made to the TCBA and other generation-related accounts for the months of July 1999 through June 2000.  ORA issued its report on February 27, 2001.  In its report, ORA recommended, among other things, that the CPUC:  (1) defer review of SCE's natural gas procurement and management activities, including a $10 million post record period adjustment, until the 2001 ATCP;
(2) disallow $882,000 of employee-related transition costs; and (3) adjust the TCBA undercollection downward $4.35 million to reflect the reasonableness of post record period adjustments.  ORA subsequently withdrew its recommendation to defer its review of SCE's natural gas procurement and management activities and found the
$10,000,000 post-period adjustment to be reasonable as well as SCE's natural gas procurement and management activities.  The only contested issue that remains is the $882,000 in employee-related transition costs.
Hearings were held in May 2001, and briefs were filed in June 2001.  The CPUC has not yet issued a decision concerning the 2000 ATCP.

2001 ATCP

On September 4, 2001, SCE filed its 2001 ATCP report setting forth entries made to the TCBA and other generation memorandum accounts for the months of July 2000 through June 2001.  On October 11, 2001, the ORA filed a protest to SCE's application which included a motion to consolidate SCE's application with those of PG&E and SDG&E.  SCE opposed consolidation of its ATCP with the other application.  A prehearing conference to establish a procedural schedule was held on November 14, 2001, at which time the administrative law judge ruled that SCE's ATCP would not be consolidated with those of PG&E and SDG&E.

San Onofre Nuclear Generating Station Units 2 and 3

In April 1996, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $2.6 billion in San Onofre Units 2 and 3.  The accelerated recovery would have continued through December 2001, earning a 7.35% fixed rate of return.  However, due to the various unresolved regulatory and legislative issues
(see discussion in "Changing Regulatory Environment" above), SCE is not able to conclude that the unamortized nuclear investment regulatory assets are probable of recovery through the ratemaking process.  As a result, these balances were written off as a charge to earnings as of December 31, 2000.

In 1996, the CPUC adopted an incentive plan for SCE's San Onofre Units 2 and 3 under which SCE would have recovered its remaining investment in the San Onofre Units at a reduced rate of return of 7.35%, but on an accelerated basis during the eight-year period from the effective date in 1996 through December 31, 2003.
California's restructuring legislation, however, required the recovery of the San Onofre investment to be completed by December 31, 2001.  Due to the various unresolved regulatory and legislative issues (see discussion in "Regulation" above), SCE was not able to conclude that the unamortized nuclear investment regulatory assets were probable of recovery through the ratemaking process.  As a result, these balances were written off as a charge to earnings as of December 31, 2000.

In addition, the incentive plan adopted by the CPUC in 1996 adopted a preset price for each kWh of energy generated at San Onofre during the eight-year period.  Under the CPUC Settlement Agreement, SCE also retained the ability to request recovery of the cost of replacement energy for periods in which San Onofre will not generate power through energy cost adjustment clause filings and, beginning September 1, 2001, as part of the PROACT mechanism.  San Onofre Units 2 and 3 incentive pricing was authorized to continue through December 31, 2003.  On
January 18, 2002, the assigned administrative law judge issued a proposed decision and CPUC President Loretta
Lynch issued an alternate proposed decision in the URG proceeding both proposing to eliminate the existing cost recovery procedure for San Onofre Units 2 and 3, effective January 1, 2002, and to replace it with a balancing account treatment of San Onofre Units 2 and 3 operating costs, subject to a later reasonableness review.  On
February 7, 2002, CPUC Commissioner Bilas issued an alternate proposed decision that continued the existing procedure for San Onofre Units 2 and 3 through December 31, 2003.  The restructuring legislation allows SCE to continue to collect funds for decommissioning expenses through traditional ratemaking treatment.

SCE requested in its URG application to recover the unamortized cost of the nuclear investment regulatory asset over a ten-year period, retroactive to January 1, 2001.  All present proposed decisions and alternates in the URG proceeding would authorize this recovery.  If any of the present URG proposed decisions are adopted, SCE would reestablish for financial reporting purposes its unamortized nuclear investment in San Onofre and Palo Verde and related flow-through taxes as regulatory assets with a corresponding credit to earnings.

In 1997, the CPUC approved San Diego Gas & Electric's (SDG&E) and SCE's joint petition to modify, requesting continued recovery of certain corporate administrative and general costs allocable to San Onofre Units 2 and 3, at rates of 0.28(cent)and 0.21(cent)per kWh, respectively, for the period January 1, 1998, through December 31, 2003.

Palo Verde Nuclear Generating Station

In 1996, SCE filed an application requesting adoption of a new rate mechanism for Palo Verde consistent with that of San Onofre Units 2 and 3.  See the discussion under "Other Rate Matters - San Onofre Nuclear Generating
Station Units 2 and 3."  On November 15, 1996, SCE, the ORA, and a consumer group entered into a settlement agreement, which was approved by the CPUC on December 20, 1996.  The settling parties agreed that SCE would recover its share of Palo Verde incremental operating costs, except if those costs exceed 95% of the levels forecast by SCE in its application by more than 30% in any given year.  In such cases, SCE must demonstrate that the aggregate amount of the costs exceeding the forecast in that year is reasonable.  If the annual Palo Verde site gross capacity factor is less than 55% in a calendar year, SCE will bear the burden of proof to demonstrate that the site's operations causing the gross capacity factor to fall below 55% were reasonable in that year.  If operations are determined to be unreasonable by the CPUC, SCE's replacement power purchases associated with that period of Palo Verde operations below 55% gross capacity factor may be disallowed.

In January 1997, the CPUC authorized a further acceleration of the recovery of SCE's remaining investment of $1.2 billion in Palo Verde Units 1, 2, and 3.  The accelerated recovery would have continued through December 2001, earning a 7.35% fixed rate of return.  However, due to certain unresolved regulatory and legislative issues discussed above with respect to San Onofre, the unamortized nuclear investment regulatory assets were written off as a charge to earnings as of December 31, 2000.  See the discussion under "Changing Regulatory Environment,"
above.

In January 1997, the CPUC authorized the future Palo Verde operating costs, including nuclear fuel costs and incremental capital expenditures, to be subject to balancing account treatment through 2001.  Beginning
August 31, 2001, the balancing account became part of the PROACT mechanism.  In January 1997, the CPUC also authorized continuation of the existing nuclear unit incentive procedure for Palo Verde.  The existing procedure will continue only for purposes of calculating a reward for performance of any unit above an 80% capacity factor for a fuel cycle.

Beginning in 2002, SCE was required to share the net benefits received from the operation of Palo Verde equally with ratepayers.  In a September 2001 decision, the CPUC granted SCE's request to eliminate the Palo Verde post-2001 benefit sharing mechanism and to continue the current rate treatment for Palo Verde, including the continuation of the existing nuclear unit incentive procedure with a 5(cent)per kWh cap on replacement power costs, until resolution of SCE's next general rate case or further CPUC action.  Palo Verde's existing nuclear unit incentive procedure calculates a reward for performance of any unit above an 80% capacity factor for a fuel cycle.

                                       Fuel Supply and Purchased Power Costs

In 2001, PX/ISO purchased power expense decreased in accordance with an emergency order signed by Governor Davis authorizing the CDWR to begin making emergency power purchases for SCE's customers beginning on January 17,
2001.  In February 2001, Assembly Bill 1 (First Extraordinary Session, AB 1X) was enacted into law.  AB 1 authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to retail customers being served by SCE and authorized the CDWR to issue bonds to finance electricity purchases.  (See discussion above under "Changing Regulatory Environment - CDWR Power Purchases").

In 2000, PX/ISO purchased power expense increased significantly due to electricity shortages and dramatic price increases for natural gas, a key input of electricity production.  The increased volume of higher priced PX purchases was minimally offset by increases in PX sales revenue and ISO net revenue, as well as an increase in the market value of gas call options.  Increases in the options' market value decreased purchased power expense.
These gas call options (which were sold in October 2000) mitigated SCE's transition cost recovery exposure to increases in energy prices.

SCE's sources of energy during 2001 were as follows:  34% purchased power; 29.9% CDWR, ISO and PX; 19.1% nuclear;
13.4% coal; and 3.6% hydro.

Natural Gas Supply

As a result of the sale of all of its gas-fired generating stations, SCE has terminated four long-term natural gas supply and three long-term gas transportation contracts which had been used to import gas from Canada.  In addition, SCE has exercised an option under its 15-year gas transportation commitment with El Paso Natural Gas
Company to reduce its capacity obligation from 200 million to 130 million cubic feet per day.  SCE permanently assigned its contract with El Paso in November 2000 paying $12.3 million in consideration to a third party.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre through the years indicated below:

      Uranium concentrates(*)...........................................................     2003
           Conversion...................................................................     2003
           Enrichment...................................................................     2003
           Fabrication..................................................................     2005
      ---------------
      (*)  Assumes the San Onofre participants meet their supply obligations in a timely manner.

Assuming normal operation and full utilization of existing on-site fuel-storage capacity, San Onofre Units 2 and 3 will maintain full-core offload reserve through 2005.  The Nuclear Waste Policy Act of 1982 requires that the United States Department of Energy provide for the disposal of utility spent nuclear fuel beginning
January 31, 1998.  The Department of Energy has defaulted on its obligation to begin acceptance of spent nuclear fuel from the commercial nuclear industry by that date.  Additional spent fuel storage either on-site or at another location will be required to permit continued operations beyond 2005.  Additional on-site spent fuel storage capacity is being developed for availability in 2003 for San Onofre Unit 1, and by 2006 for San Onofre
Units 2 and 3.

Participants at Palo Verde have contractual agreements for uranium concentrates to meet projected requirements through 2002.  Independent of arrangements made by other participants, SCE will furnish its share of uranium concentrates requirements through at least 2001 from existing contracts.  Contracts covering 100% of requirements are in place for uranium enrichment and conversion through 2008 and fabrication through 2015.

Palo Verde has existing fuel storage pools and is in the process of completing construction of a new facility for on-site dry storage of spent fuel.  With the existing storage pools and the addition of the new facility, spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the plant license.

Coal Supply

SCE purchases coal pursuant to long term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations (Mohave Station and Four Corners).  SCE entered into a coal contract, dated
September 1, 1966, with BHP Navajo Coal Company, the predecessor to the current owner of the Navajo mine, to supply coal to Units 4 and 5 of Four Corners.  The coal supply contract's initial term is through 2004 and includes extension options for up to 15 additional years.  For additional discussion of the litigation affecting the coal supply contract for the Mohave Station, see "Navajo Nation Litigation" in Part I, Item 3 of this report.  SCE does not have reasonable assurance of an adequate coal supply for operating the Mohave Station after
2005.  If reasonable assurance of an adequate coal supply is not obtained, it will become necessary to shut down the Mohave Station after December 31, 2005.  If the station is shut down at that time, the shutdown is not expected to have a material adverse impact on SCE's financial position or results of operations, assuming the remaining book value of the station (approximately $88 million as of
December 31, 2001), and plant closure and decommissioning-related costs are recoverable in future rates.  SCE cannot predict what effect any future actions by the CPUC may have on this matter.

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

SCE also owns a 56% undivided interest in the Mohave Station located in Laughlin, Nevada, which is subject to certain air quality programs.  SCE is the operator of the Mohave Station on behalf of its co-owners.  In 1998, several environmental groups filed suit against the co-owners of the Mohave Station regarding alleged violations of emissions limits.  In order to accelerate resolution of key environmental issues regarding the plant, the parties filed, in concurrence with SCE and the other co-owners, a consent decree, which was approved by the Court in December 1999.  The decree was designed also to address concerns raised by two EPA programs regarding regional haze and visibility.  The EPA issued its final rulemaking regarding regional haze regulations on July 1, 1999.
That final rule does not impose any additional emissions control requirements on the Mohave Station beyond meeting the provisions of the consent decree.

Regarding visibility, a study was undertaken to determine the specific impact of air contaminant emissions from the Mohave Station on visibility in Grand Canyon National Park.  The final report on this study, which was issued in March 1999, found negligible correlation between measured Mohave Station tracer concentrations and visibility impairment.  The absence of any obvious relationship cannot rule out Mohave Station contributions to haze in
Grand Canyon National Park, but strongly suggests that other sources were primarily responsible for the haze.  In
June 1999, the EPA issued an advanced notice of proposed rulemaking regarding assessment of visibility impairment at the Grand Canyon.  The EPA issued its final rule on February 8, 2002, which incorporates the terms of the consent decree into the Visibility Federal Implementation Plan for the state of Nevada, making the terms of the consent decree federally enforceable.

SCE's share of the costs of complying with the consent decree and taking other actions to continue operation of the Mohave Station is estimated to be approximately $560 million over the next four years.  However, SCE has suspended its efforts to seek approval from the CPUC to install the Mohave Station controls because it has not obtained reasonable assurance of an adequate coal supply for operating Mohave Station beyond 2005.  For additional discussion, see "Business - Fuel Supply and Purchased Power Costs - Coal Supply."

The Clean Air Act also requires the EPA to carry out a three-year study of risk to public health from the emissions of toxic air contaminants from electric utility steam generating plants, and to regulate such emissions if the EPA's Administrator makes certain findings.  The study's final report to Congress concluded that mercury from coal-fired plants is the hazardous air pollutant of greatest potential concern and merits additional research and monitoring to better understand the risks of mercury exposure.  Other pollutants that may potentially need further study are dioxins and arsenic from coal-fired plants, and nickel from oil-fired plants.
The EPA concluded that the impacts from emissions from gas-fired plants are negligible and that there is no need for further evaluation of the risks of hazardous air pollutants emitted from such plants.

In December 2000, the EPA announced its intentions to regulate mercury emissions from coal-fired and oil-fired electric power plants under Section 112 of the Clean Air Act and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003.  The EPA expects to finalize this rule by
December 15, 2004.  Because SCE does not know what the EPA may require with respect to this issue, SCE is presently unable to evaluate the impact of potential mercury regulations on the operations of its coal- and oil-fired generating facilities.

On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities, not including SCE, for alleged violations of the Clean Air Act's "new source review" requirements related to modifications of air emissions sources at electric generating stations located in the southern and midwestern regions of the United States.  Several states have joined these lawsuits.  In addition, the EPA has issued administrative notices of violation alleging similar violations at additional power plants owned by some of the same utilities named as defendants in the Department of Justice lawsuit, as well as other utilities, and also issued an administrative order to the Tennessee Valley Authority for similar violations at certain of its power plants.  The EPA has also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities seeking to determine whether these utilities also engaged in activities that may have been in violation of the Clean Air Act's new source review requirements.

To date, one utility--the Tampa Electric Company--has reached a formal agreement with the United States (February
2000) to resolve alleged new source review violations.  Two other utilities, the Virginia Electric Power Co. and
Cinergy Corp., have reached agreements in principle with the EPA (November and December 2000, respectively).  In each case, the settling party has agreed to incur over $1 billion in expenditures over several years for the installation of additional pollution controls, the retirement or repowering of coal-fired generating units, supplemental environmental projects and civil penalties.  These agreements provide for a phased approach to achieving required emission reductions over the next 10 to 15 years.  The settling utilities have also agreed to pay civil penalties ranging from $3.5 million to $8.5 million.

SCE owns a 48% undivided interest in Units 4 and 5 at the Four Corners coal plant in New Mexico, which is operated by Arizona Public Service Company (APS).  On June 27, 2000, the EPA issued a request for information to the Four Corners plant.  On September 1, 2000, APS replied to the request.  To date, no further action has been taken with respect to the Four Corners plant.

Regulations under the Clean Water Act require permits for the discharge of certain pollutants into United States waters.  Under this act, the EPA issues effluent limitation guidelines, pretreatment standards, and new source performance standards for the control of certain pollutants.  Individual states may impose more stringent limitations.  SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to steam electric power plants.  SCE presently has discharge permits for all applicable facilities.

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

SCE records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties.  These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure.  Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs
(classified as other long-term liabilities at undiscounted amounts).  SCE's environmental liabilities include expenses to remediate sites currently owned by SCE or by third parties, and for which SCE has been named as one of the potential responsible parties.  They also include mitigation expenses associated with the construction of its San Onofre nuclear power plant.

As of December 31, 2001, SCE's recorded estimated minimum liability to remediate its 42 identified sites is
$111 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $279 million.  The upper limit of this range of costs ($390.2 million) was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  SCE has sold all of its gas-fueled generation plants and has retained some liability associated with the divested properties.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  No reasonable estimate of cleanup costs can now be made for these sites.  Thus, the estimated minimum liability and possible range does not include any monetary information associated with these sites.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $50 million of its recorded liability, through an incentive mechanism.  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates.  Shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties subject to certain time limitations.  SCE has successfully settled insurance claims with all responsible carriers.  Costs incurred at SCE's remaining sites are expected to be recovered through customer rates.  SCE has recorded a regulatory asset of $76 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation expenditures in each of the next several years are expected to range from $10 million to $25 million.  Recorded expenditures for 2001 were $16.8 million.

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

Currently, environmental advocacy groups and regulatory agencies in the United States are focusing considerable attention on carbon dioxide emissions from coal-fired power plants and their potential role in the
"global-warming" issue.  SCE believes that evolving environmental laws and regulations will need to recognize that coal-fired power plants must continue to play an essential role in providing electricity supply.  Nevertheless, the fact that SCE is a co-owner of two coal-fired power plants exposes the company to the uncertainties and risks inherent in the environmental laws and regulations applicable to such plants.  The adoption of laws and regulations to implement carbon dioxide controls could adversely impact SCE's coal plants.
Coal plant emissions of nitrogen and sulphur oxides, mercury and particulates also are potentially subject to increased controls.  The Bush administration, Congress and the EPA are now considering various proposals that would impose, or modify, controls on these power plant emissions.  As a regulated utility, SCE has access to cost-of-service ratemaking that may allow it to recover costs reasonably incurred in complying with environmental regulations.  For additional discussion, see "Business - Environmental Matters."

SCE's projected environmental capital expenditures are $1.3 billion for the 2002 - 2006 period, mainly for undergrounding certain transmission and distribution lines.

Item 2.  Properties

                                             Existing Generating Facilities

SCE owns and operates one diesel-fueled generating plant located on Santa Catalina Island, 37 hydroelectric plants, and an undivided 75.05% interest (1,614 MW net) in San Onofre nuclear generating station Units 2 and 3.
These plants are located in Central and Southern California.

SCE also operates and owns a 56% undivided interest (885 MW) in the Mohave Station, which consists of two coal-fueled generating units in Clark County, Nevada.  See "Business - Environmental Matters and - Fuel Supply
and Purchased Power Costs - Coal Supply," above, for a discussion of the coal supply and environmental issues affecting the Mohave Station.

SCE also owns a 15.8% (590 MW net) share of Palo Verde nuclear generating station, which is located near Phoenix,
Arizona, and a 48% undivided interest (754 MW net) in Units 4 and 5 at the Four Corners, which is a coal-fueled generating plant located in New Mexico.  Palo Verde and Four Corners are operated by other utilities.

In April 2000, SCE agreed to sell its 15.8% interest in Palo Verde and its 48% interest in Four Corners to
Pinnacle West Energy.  In May 2000, after conducting an auction that had been approved by the CPUC, SCE agreed to sell its 56% interest in Mohave to The AES Corporation.  All three of these transactions remained subject to certain conditions, including the final approval of the CPUC.  However, the CPUC suspended action on these sales as problems began to develop in the California electricity market.  As indicated above, subsequently enacted
California state legislation barred the sale of utility generating facilities until 2006.  Consequently, SCE then withdrew its applications to sell its shares of Palo Verde, Four Corners and Mohave plants.

During the fall of 2003, the steam generators are scheduled to be replaced at Palo Verde Unit 2.  SCE and the other participants are also considering issues related to the potential replacement of the steam generators in
Units 1 and 3.  Although a final determination of whether Units 1 and 3 steam generators will be replaced has not yet been made, SCE and the other participants have approved the expenditure of $25.6 million ($4.0 million SCE share) in 2002 to procure long lead-time materials for fabrication of a spare set of steam generators for either
Unit 1 or 3.  This action will provide Palo Verde participants an option to replace the steam generators in
Unit 1 as early as fall 2005 or in Unit 3 as early as fall 2007 should they ultimately decide to do so.  If the participants decide to proceed with the earliest possible steam generator replacement at both Units 1 and 3, SCE estimates that its portion of the fabrication and installation costs and associated power upgrade modifications would be approximately $70 million over the next seven years.

At year-end 2001, the existing SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 44% nuclear, 32% coal, 24% hydroelectric, and less than 1% diesel.  San Onofre, Four Corners, certain of SCE's substations and portions of its transmission, distribution and communication systems are located on lands of the United States or others under (with minor exceptions)

licenses, permits, easements or leases, or on public streets or highways pursuant to franchises.  Certain of such documents obligate SCE, under specified circumstances and at its expense, to relocate transmission, distribution, and communication facilities located on lands owned or controlled by federal, state, or local governments.

The 37 hydroelectric plants (some with related reservoirs) have an effective operating capacity of 1,156 MW, and are, with five exceptions, located in whole or in part on United States lands pursuant to, 30- to 50-year governmental licenses that expire at various times between 2001 and 2029.  Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation.  When existing licenses expire, the FERC has the authority to issue new licenses to third parties, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE.  Any new licenses issued to SCE are expected to be issued under terms and conditions less favorable than those of the expired licenses.  SCE's applications for the relicensing of certain hydroelectric projects with an aggregate dependable operating capacity of about 112.67 MW are pending.  Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired.  The annual licenses will be renewed until the long-term licenses are issued.

SCE filed an application with the CPUC on December 15, 1999, seeking authorization to market value and retain the ownership and operation of the hydroelectric plants pursuant to the State's electric utility industry restructuring legislation.  In June 2000, SCE credited the TCBA with the proposed excess of market value over book value of its hydroelectric generation assets and simultaneously recorded the same amount in the GABA (see
"1998 ATCP" above), pursuant to a CPUC decision.  This balance was to remain in GABA until final market valuation of the hydroelectric assets.  Due to the various unresolved regulatory and legislative issues (as discussed in
Regulation), the GABA transaction was reclassified back to the TCBA, and the TCBA balance (as recalculated based on a March 27, 2001, CPUC interim decision) was written off as of December 31, 2000.  Pursuant to the terms of the CPUC Settlement Agreement, SCE is no longer proposing to market value its hydro facilities.  Accordingly, SCE filed a motion on November 15, 2001, to withdraw its December 1999 petition.

In 2001, the capacity factors in 2001 for SCE's principal generation resources were:  30% for SCE's hydroelectric plants (lower than average due to below-normal water conditions); 80% for San Onofre; 74% for the Mohave Station;
87% for Four Corners Units 4 and 5; and 88% for Palo Verde.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding
Mortgage Bonds (Trust Indenture), of which approximately $3.6 billion in principal amount was outstanding on
March 1, 2002.  Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the Trust
Indenture.  In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or insubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in Four Corners and the related easement and lease referred to below may be so considered.

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

                                   Construction Program and Capital Expenditures

Cash required by SCE for its capital expenditures totaled $569 million in 2001, $1.0 billion in 2000, and
$959 million in 1999.  Construction expenditures for the 2002 - 2006 period are forecasted at $6.2 billion, but may have to be changed depending on SCE's financial situation.

In addition to cash required for construction expenditures for the next five years as discussed above,
$3.6 billion is needed to meet requirements for long-term debt maturities and sinking fund redemption requirements.

SCE's estimates of cash available for operations for the five years through 2006 assume, among other things, satisfactory reimbursement of cost incurred during the California energy crisis, the receipt of adequate and timely rate relief and the realization of its assumptions regarding cost increases, including the cost of capital.  SCE's estimates and underlying assumptions are subject to continuous review and periodic revision.

The timing, type, and amount of all additional long-term financing are also influenced by market conditions, rate relief, and other factors, including limitations imposed by SCE's Articles of Incorporation and Trust Indenture.
SCE's ability to obtain financing has been affected adversely by the effects of California's energy crisis during
2000 and 2001, as described above in Part I under "Changing Regulatory Environment - Liquidity Issues."

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

SCE requested in its URG application to recover the unamortized cost of the nuclear investment regulatory asset over a ten-year period, retroactive to January 1, 2001.  All present proposed decisions and alternates in the URG proceeding would authorize this recovery.  If any of the present URG proposed decisions are adopted, SCE would reestablish for financial reporting purposes its unamortized nuclear investment in San Onofre and Palo Verde and related flow-through taxes as regulatory assets with a corresponding credit to earnings.

San Onofre Nuclear Generating Station

San Onofre Unit 3 suffered a forced outage because of the failure of an electrical component in the non-nuclear portion of the plant resulting in a fire on February 3, 2001.  The electrical circuit breaker failure and resultant fire had significant consequences beyond just the damage to the electrical components and cabling.
Loss of electrical power supply also resulted in loss of lubricating oil to the turbine generator system while it was still rotating.  This caused severe and extensive damage to the turbine generator rotors, bearings and other components.  San Onofre Unit 3 returned to service on June 1, 2001, and has operated reliably since that date.
The lost revenue due to this repair outage was covered by SCE's insurance.

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

Additionally, in the summer of 2000, SCE applied for a coastal permit to construct a dry cask spent fuel storage facilities for Units 2 and 3.  This permit was approved, with certain conditions, by the California Coastal
Commission at its meeting on March 13, 2001.

Nuclear Facility Decommissioning

In 1992, the CPUC approved a settlement agreement between SCE and the ORA to discontinue operation of San Onofre
Unit 1 at the end of its then-current fuel cycle.  In November 1992, SCE discontinued operation of Unit 1.  As part of the agreement, SCE recovered its remaining investment over a four-year period ending August 1996.  On
December 21, 1998, SCE filed an application with the CPUC requesting authorization to access its nuclear decommissioning trust funds for Unit 1 for the purpose of commencing decommissioning of Unit 1 in 2000.  On
March 8, 1999, SCE, SDG&E, the ORA and TURN entered into a settlement agreement that provided for SCE to access its nuclear decommissioning trust funds for Unit 1 decommissioning.  On June 3, 1999, the CPUC adopted the settlement agreement.  On December 6, 1999, SCE applied for a coastal permit to demolish and remove San Onofre
Unit 1 buildings and other structures and to construct a temporary dry cask spent fuel storage facility as part of the San Onofre Unit 1 decommissioning project.  On February 15, 2000, the California Coastal Commission
approved SCE's application.  Decommissioning of Unit 1 is now underway and will be completed in three phases,
(1) decontamination and dismantling of all structures and most foundations, (2) spent fuel storage monitoring, and
(3) fuel storage facility dismantling and site restoration.  Phase one is anticipated to continue through 2008.
Phase two is expected to continue until 2026.  Phase three will be conducted concurrently with San Onofre Units 2 and 3 decommissioning projects.  All of SCE's reasonable San Onofre Unit 1 decommissioning costs will be paid from its nuclear decommissioning trust funds.

SCE plans to decommission its nuclear generating facilities as expeditiously as possible once authorized by the
NRC.  Decommissioning is expected to begin after the plants' operating licenses expire.  The operating licenses expire in 2022 for San Onofre Units 2 and 3, and in 2026 and 2028 for the Palo Verde units.  Decommissioning costs, which are recovered through non-bypassable customer rates and are recorded as a component of depreciation expense.

Decommissioning is estimated to cost $2.1 billion in year 2001 dollars based on site-specific studies performed in 1998 for San Onofre and Palo Verde.  This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial, and other costs.  The site-specific studies are updated approximately every three years.  Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission in the near-term.  SCE estimates that it will spend approximately $8.6 billion in nominal dollars through completion of decommissioning of its nuclear facilities.

Decommissioning expenses were $96 million in 2001, $106 million in 2000, and $124 million in 1999.
The accumulated provision for decommissioning excluding San Onofre Unit 1 and unrealized holding gains was
$1.5 billion at December 31, 2001, $1.4 billion at December 31, 2000, and $1.3 billion at December 31, 1999.  The estimated cost to decommission San Onofre Unit 1 is approximately $300 million in year 2001 dollars and is recorded as a liability.

Decommissioning funds collected in rates are placed in independent trust accounts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of San
Onofre and Palo Verde have purchased the maximum private primary insurance available ($200 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site.  Federal

regulations require this secondary level of financial protection.  The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994.  The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident.  It would have to pay, however, no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.
If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and
Palo Verde.  Decontamination liability and property damage coverage exceeding the primary $500 million has also been purchased in amounts greater than federal requirements.  Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage.  These policies are issued by a mutual insurance company owned by utilities with nuclear facilities.  If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $35 million per year.  Insurance premiums are charged to operating expense.

The Federal law requiring the nuclear insurance described above for all new NRC licensed reactors was due to expire in August 2002.  The United States Senate passed an amendment to the Energy bill which renews the law for another 10 years.  The United States House of Representatives has also passed a bill renewing the law for another
10 years.  Congressional action to reconcile differences between the House and Senate versions appears to be necessary.  Even if this Federal law did expire, all of the nuclear insurance provisions required by the law, as described above, will still apply to SCE, as an owner of the existing San Onofre and Palo Verde units, until the termination of each unit's NRC license and the removal of all radioactive materials from its site.
                                                                                                  -

Item 3.  Legal Proceedings

                                       San Onofre Personal Injury Litigation

SCE is actively involved in four lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.

On August 31, 1995, the wife and daughter of a former San Onofre security supervisor sued SCE and SDG&E in the
United States District Court for the Southern District of California.  Plaintiffs also named Combustion
Engineering and the Institute of Nuclear Power Operations as defendants.  All trial court proceedings were stayed pending ruling of the Ninth Circuit Court of Appeals, on an appeal of a lower court's judgment in favor of SCE in two earlier cases raising similar allegations.  On May 28, 1998, the Court of Appeals affirmed these judgments.
Pursuant to an agreement of the parties as described below, all proceedings in this matter have been stayed.

On November 17, 1995, an SCE employee and his wife sued SCE in the United States District Court for the Southern
District of California.  Plaintiffs also named Combustion Engineering.  The trial in this case resulted in a jury verdict for both defendants.  The plaintiffs' motion for a new trial was denied.  Plaintiffs filed an appeal of the trial court's judgment to the Ninth Circuit Court of Appeals.  Briefing on the appeal was completed in
January 1999, oral argument took place on February 10, 2000, and the matter was taken under submission.  On
July 20, 2000, the Ninth Circuit Court of Appeals issued an opinion reversing the District Court judgment and ordering a retrial as to both defendants.  On August 10, 2000, SCE filed a petition for rehearing with the Ninth
Circuit Court of Appeals.  On September 27, 2001, the Ninth Circuit issued a new opinion affirming the District
Court judgment in favor of all defendants.  On October 9, 2001, plaintiffs filed a petition for rehearing or, in the alternative, for a rehearing en banc, with the Ninth Circuit.  On December 28, 2001, the Ninth Circuit denied plaintiffs' petition for rehearing and its alternative petition for a rehearing en banc.  Plaintiffs could seek further review in the United States Supreme Court.

On November 28, 1995, a former contract worker at San Onofre, her husband, and her son, sued SCE in the United
States District Court for the Southern District of California.  Plaintiffs also named Combustion Engineering.  On
August 12, 1996, the Court dismissed the claims of the former worker and her husband with prejudice, leaving only the son as plaintiff.  Pursuant to an agreement of the parties as described below, all proceedings in the matter have been stayed.

On May 9, 2001, SCE was served with a complaint filed on March 1, 2001, by a former contract worker at San Onofre and his wife in the United States District Court for the Southern District of California.  In addition to SCE, plaintiffs also named as defendants Combustion Engineering and Bechtel Construction Company, the employer of the former San Onofre worker.  Pursuant to an agreement of the parties as described below, all proceedings in this matter have been stayed.

In March 1999, SCE reached an agreement with the plaintiffs in the above four cases at the United States District
Court level to stay all proceedings including trial, pending the results of the case currently before the Ninth
Circuit Court of Appeals.  The parties agreed that if the plaintiffs do not receive a favorable determination on appeal then the two cases at the District Court level will be dismissed.  If, however, those plaintiffs receive a favorable determination on their appeal, then the two District Court cases will be set for trial.  On March 23,
1999, the District Court approved the parties' stay agreement in both cases.  The stay will remain in effect until the conclusion of the appellate process, including filing and disposition of any petitions for rehearing in the Ninth Circuit or petitions for certiorari in the United States Supreme Court.

SCE was previously involved, along with other defendants, in two earlier cases raising allegations similar to those described above.  Plaintiffs in those cases have agreed to a stay of proceedings similar to the stay agreements entered into by plaintiffs with SCE in the above four lawsuits.  Although SCE is no longer actively involved in these actions, the impact on SCE, if any, from further proceedings in those cases against the remaining defendants cannot be determined at this time.

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

The Navajo Nation had previously filed suit in the Court of Claims against the United States Department of
Interior, alleging that the Government had breached its fiduciary duty concerning the above-referenced contract negotiations.  On February 4, 2000 the Court of Claims issued a decision in the Government's favor, finding that while there had been a breach, there was no available redress from the Government.  In its decision, the Court indicated that it was making no statements regarding, or findings in, the above federal civil court action.  That decision is on appeal.  On February 28, 2000, the Hopi Tribe filed a motion to intervene in the pending litigation, alleging that the royalty payments set for their interest in the coal leases with Peabody had been impacted by the events at issue in the Navajo case.  The defendants filed an opposition to the motion, and the
Court calendared all pending motions for hearing on March 15, 2001.  On March 15, 2001, the District Court heard arguments, granted the Hopi Tribe's motion to intervene and denied Peabody and SCE's motions to dismiss.  The
Court, however, did grant Salt River's motion on jurisdictional grounds.  The Court denied SCE's and Peabody's motions to allow an interlocutory appeal.

Peabody and SCE filed cross claims against the Navajo Nation on February 21, 2002, alleging that the Navajo breached a settlement agreement between Peabody and the Navajo Nation by filing their lawsuit.  Additionally,
Peabody has filed a motion to transfer the matter to Arizona in conjunction with their demand that the matter be submitted to arbitration pursuant to the settlement agreement.  A response to the cross claim or the motion to transfer has not yet been received.

                                              Shareholder Litigation

Two purported class actions were filed in October 2000 and March 2001, and involved securities fraud claims arising from alleged improper accounting by Edison International and SCE of undercollections in SCE's TRA.  These actions, as described below, were dismissed with prejudice on March 8, 2002.

On October 30, 2000, a purported class action lawsuit  was filed in federal district court in Los Angeles against
SCE and Edison International.  By agreement of the parties and the Court, plaintiffs amended their complaint on two occasions.  Pursuant to this stipulation, on March 5, 2001, plaintiffs filed a second amended complaint.  The second amended complaint alleged that the companies were engaging in securities fraud by over-reporting income and improperly accounting for the TRA undercollections.  The second amended complaint purported to be filed on behalf of a class of persons who purchased Edison International common stock beginning June 1, 2000, and continuing until such time as TRA-related undercollections were recorded as a loss on SCE's income statements.
The second amended complaint sought compensatory damages caused by the alleged fraud as well as punitive damages.  As discussed below, this lawsuit was consolidated with another action, a new consolidated complaint was filed and defendants responded to the consolidated complaint.

On March 15, 2001, a purported class action lawsuit was filed in federal district court in Los Angeles,
California, against Edison International and SCE and certain of their officers.  The complaint alleged that the defendants engaged in securities fraud by misrepresenting and/or failing to disclose material facts concerning the financial condition of Edison International and SCE, including that the defendants allegedly overreported income and improperly accounted for the TRA undercollections.  The complaint purported to be filed on behalf of a class of persons who purchased publicly-traded securities of Edison International between May 12,
2000, and December 22, 2000.  Plaintiffs sought damages, in an unstated amount, in connection with their purchase of securities during the class period.

On August 3, 2001, the plaintiffs in both cases filed a consolidated complaint on behalf of alleged shareholders of Edison International, naming as defendants SCE, Edison International, and certain officers of Edison
International.  The consolidated complaint alleged that the defendants engaged in securities fraud by misrepresenting and/or failing to disclose material facts concerning the financial condition of Edison
International and SCE, including that defendants allegedly over-reported income and improperly accounted for the
TRA undercollections.  The complaint purported to be filed on behalf of a class of persons who purchased Edison
International stock between July 21, 2000, and April 17, 2001.  Plaintiffs sought damages in an unstated amount in connection with their purchase of securities during the class period.  On September 17, 2001, the defendants filed a motion to dismiss for failure to state a claim.  On March 8, 2002, the Court issued an order granting the motion and dismissing the complaint with prejudice as to all defendants.  Plaintiffs could appeal this ruling to the Ninth Circuit Court of Appeals.

                                         Qualifying Facilities Litigation

SCE is involved in a number of legal actions brought by various QFs, alleging SCE failed to timely pay for power deliveries made from November 1, 2000, through March 26, 2001.  The QF plaintiffs include gas-fired cogenerators and owners of solar, wind, geothermal and biomass projects.  The lawsuits, in aggregate, seek payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages.  Many of these QF lawsuits also seek an order allowing the suppliers to stop providing power to SCE so that they may sell to other purchasers.

The table below sets forth the principal parties, filing date and court jurisdiction of the QF litigation:

Principal Party                             Date Filed               Court Jurisdiction
---------------                             ----------               ------------------

City of Long Beach                          February 9, 2001         Los Angeles County Superior Court,
                                                                     South District
Salton Sea Power Generation, L.P.           February 20, 2001        Imperial County Superior Court
Beowawe Power, L.L.C.                       March 2, 2001            United States District Court,
                                                                     District of Nevada
Mohave 16/17/18 LLC; Ridgetop               March 5, 2001            Los Angeles County Superior Court,
     Energy, L.L.C.                                                  Central District
IMC Chemicals, Inc.                         March 26, 2001           San Bernardino County Superior Court,
                                                                     Barstow District
NP Cogen, Inc.                              March 28, 2001           Los Angeles County Superior Court,
                                                                     Central District
Watson Cogeneration Co.                     March 29, 2001           Los Angeles County Superior Court
O.L.S. Energy-Chino                         March 30, 2001           Los Angeles County Superior Court,
                                                                     Central District
E.F. Oxnard, Inc.                           April 2, 2001            United States District Court,
                                                                     Central District
Herber Geothermal Company                   April 6, 2001            Imperial County Superior Court
Inland Paperboard and                       April 9, 2001            United States District Court,
     Packaging, Inc.                                                 Central District
Mammoth Pacific, L.P.                       April 9, 2001            Mono County Superior Court
Brea Power Partners, L.P.                   April 5, 2001            Los Angeles County Superior Court,
                                                                     Central District
Kern River Cogeneration Company             April 10, 2001           Kern County Superior Court

Southern California Sunbelt                 March 27, 2001           Riverside County Superior Court,
     Developers                                                      Indio Branch
Corona Energy Partners, LTD                 April 5, 2001            Riverside County Superior Court
Procter & Gamble Paper                      April 11, 2001           Ventura County Superior Court
     Products Company
Oak Creek Wind Power, Inc.                  April 16, 2001           Kern County Superior Court, Central
                                                                     District
Willamette Industries, Inc.                 April 12, 2001           Ventura County Superior Court
Mammoth Pacific, L.P.                       May 25, 2001             Los Angeles County Superior Court
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
                                                                     Central District
Ace Cogeneration Company                    May 1, 2001              Los Angeles County Superior Court,
                                                                     Central District
Cabazon Power Partners LLC                  May 2, 2001              Los Angeles County Superior Court,
                                                                     Central District
U.S. Borax Inc.                             May 6, 2001              Kern County Superior Court
Black Hills Ontario, LLC                    May 7, 2001              San Bernardino County Superior Court,
                                                                     Rancho Cucamonga District
Luz Solar Partners LTD., III                May 8, 2001              Sacramento County Superior Court
Rio Bravo Jasmin                            May 16, 2001             Los Angeles County Superior Court
CalWind Resources                           May 18, 2001             Los Angeles County Superior Court
Wheelabrator Norwalk Energy Co. Inc.        May 18, 2001             Los Angeles County Superior Court,
                                                                     Southeast District
Smurfit Stone Container                     May 24, 2001             United States District Court,
                                                                     Central District
Ripon Cogeneration, Inc.                    June 6, 2001             Los Angeles County Superior Court
San Gorgonio Westwinds II, LLC              June 8, 2001             Riverside County Superior Court
Colmac Energy, Inc.                         June 12, 2001            Los Angeles County Superior Court
Midway-Sunset Cogeneration                  June 7, 2001             Kern County Superior Court
     Company

Plaintiffs in most of these cases have entered into settlement agreements providing for stays of litigation, payments to the QFs upon the occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.  On March 1, 2002, and with several exceptions related to unique disputes or other unique circumstances, including the status of regulatory approval, SCE paid the amounts due under the settlement agreements with these QFs, which triggered the releases and other provisions effectuating the settlements.  As a result, the litigation with those QFs to whom payment in full has been made under the parties' settlement agreements should be dismissed during 2002.

                                  Power Exchange (PX) Performance Bond Litigation

On January 19, 2001, American Home Assurance Company (American Home) notified SCE that due to SCE's failure to comply with its payment obligations to the PX, the PX issued a demand to American Home on a $20,000,000 pool performance bond.  American Home demanded payment from SCE by January 29, 2001, of $20,000,000 under an indemnity agreement between SCE and American Home.

SCE has exercised its right under the indemnity agreement to assume the defense of American Home against claims arising from the pool performance bond.  As required by the indemnity agreement, in February 2001, SCE deposited
$20,200,000 in an account in trust to be available to satisfy any judgment, should there be one, against American
Home as a result of SCE's alleged default.  SCE has further instituted the alternative dispute resolution provisions provided for in the applicable PX tariff, which provide for negotiation followed by mediation and, if unsuccessful, arbitration.  On or about September 13, 2001,

the PX submitted a demand for arbitration against American Home, asserting causes of action for breach of contract and bad faith refusal to pay.  On September 25, 2001, American Home demanded that SCE indemnify and defend American Home in connection with the demand for arbitration, pursuant to the operative documents between the parties.  SCE assumed the defense of the arbitration.  On March 1, 2002, SCE made payment directly to CalPX on the full amount of its outstanding obligations.  See "Business - Changing Regulatory Environment - Liquidity
Issues."  CalPX was unwilling to provide American Home with an exoneration of the pool performance bond, and has continued to pursue the arbitration, asserting, among other things, that it is entitled to the face amount of the bond on account of PG&E's default.  On March 19, 2002, American Home initiated suit against SCE, alleging that
SCE's failure to obtain an exoneration of the bond in connection with SCE's payment of its indebtedness was a material breach of the indemnity agreement.

                                          CPUC Litigation and Settlement

See the discussion under "Changing Regulatory Environment" for a description of SCE's lawsuit against the CPUC, its settlement (referred to as the CPUC Settlement Agreement), and the legal proceedings associated with the CPUC
Settlement Agreement, including the appeal thereof.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

                                        Age at
         Executive Officer          December 31, 2001                       Company Position
  ------------------------------ ------------------------ ------------------------------------------------------
  Alan J. Fohrer                           51             Chairman of the Board, Chief Executive Officer and
                                                          Director
  ------------------------------ ------------------------ ------------------------------------------------------
  Robert G. Foster                         54             President
  ------------------------------ ------------------------ ------------------------------------------------------
  Harold B. Ray                            61             Executive Vice President, Generation Business Unit
  ------------------------------ ------------------------ ------------------------------------------------------
  Pamela A. Bass                           54             Senior Vice President, Customer Service Business Unit
  ------------------------------ ------------------------ ------------------------------------------------------
  John R. Fielder                          56             Senior Vice President, Regulatory Policy and Affairs
  ------------------------------ ------------------------ ------------------------------------------------------
  Stephen E. Pickett                       51             Senior Vice President and General Counsel
  ------------------------------ ------------------------ ------------------------------------------------------
  Richard M. Rosenblum                     51             Senior Vice President, Transmission and Distribution
                                                          Business Unit
  ------------------------------ ------------------------ ------------------------------------------------------
  Mahvash Yazdi                            50             Senior Vice President and Chief Information Officer
  ------------------------------ ------------------------ ------------------------------------------------------
  Bruce C. Foster                          49             Vice President, Regulatory Operations
  ------------------------------ ------------------------ ------------------------------------------------------
  Frederick J. Grigsby, Jr.                54             Vice President, Human Resources & Labor Relations
  ------------------------------ ------------------------ ------------------------------------------------------
  Thomas M. Noonan                         50             Vice President and Controller
  ------------------------------ ------------------------ ------------------------------------------------------
  W. James Scilacci                        46             Vice President and Chief Financial Officer
  ------------------------------ ------------------------ ------------------------------------------------------

------------------------
(1) Executive Officers are defined by Rule 3b-7 of the General Rules and Regulations under the Securities
    Exchange Act of 1934, as amended.

None of SCE's executive officers is related to each other by blood or marriage.  As set forth in Article IV of
SCE's Bylaws, the elected officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of
Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected.  All of the above officers have been actively engaged in the business of SCE for more than five years except Mahvash Yazdi and Frederick J. Grigsby, Jr.  Those officers who have not held their present position with SCE for the past five years had the following business experience during that period:

-------------------------------- ---------------------------------------------- ----------------------------------------
Executive Officer                              Company Position                             Effective Dates
-------------------------------- ---------------------------------------------- ----------------------------------------
Alan J. Fohrer                   Chairman of the Board, Chief Executive         January 2002 to present
                                 Officer and Director, SCE
                                 ---------------------------------------------- ----------------------------------------
                                 President and Chief Executive Officer,         January 2000 to December 2001
                                 Edison Mission Energy
                                 ---------------------------------------------- ----------------------------------------
                                 Executive Vice President and Chief Financial   September 1996 to January 2000
                                 Officer, Edison International
                                 ---------------------------------------------- ----------------------------------------
                                 Chairman of the Board, Edison Enterprises      January 1998 to September 1999
                                 ---------------------------------------------- ----------------------------------------
                                 Executive Vice President and Chief Financial   September 1996 to December 1999
                                 Officer, SCE
                                 ---------------------------------------------- ----------------------------------------
                                 Vice Chairman of the Board, Edison Mission     May 1993 to January 1999
                                 Energy
-------------------------------- ---------------------------------------------- ----------------------------------------
Robert G. Foster                 President, SCE                                 January 2002 to present
                                 Senior Vice President, External Affairs, SCE   April 2001 to December 2001
                                 and Edison International
                                 Senior Vice President, Public Affairs, SCE     November 1996 to April 2001
                                 and Edison International
-------------------------------- ---------------------------------------------- ----------------------------------------
Pamela A. Bass                   Senior Vice President, Customer Service        March 1999 to present
                                 Business Unit, SCE
                                 Vice President, Customer Solutions Business    June 1996 to February 1999
                                 Unit, SCE
-------------------------------- ---------------------------------------------- ----------------------------------------
John R. Fielder                  Senior Vice President, Regulatory Policy and   February 1998 to present
                                 Affairs, SCE
                                 Vice President, Regulatory Policy and          February 1992 to February 1998
                                 Affairs, SCE
-------------------------------- ---------------------------------------------- ----------------------------------------
Stephen E. Pickett               Senior Vice President and General Counsel,     January 2002 to present
                                 SCE
                                 Vice President and General Counsel, SCE        January 2000 to December 2001
                                 Associate General Counsel, SCE                 November 1993 to December 1999
-------------------------------- ---------------------------------------------- ----------------------------------------
Richard M. Rosenblum             Senior Vice President, Transmission and        February 1998 to present
                                 Distribution Business Unit, SCE
                                 Vice President, Distribution Business Unit,    January 1996 to February 1998
                                 SCE
-------------------------------- ---------------------------------------------- ----------------------------------------
Mahvash Yazdi                    Senior Vice President and Chief Information    January 2000 to present
                                 Officer, SCE and Edison International
                                 Vice President and Chief Information           May 1997 to December 1999
                                 Officer, SCE and Edison International
                                 Vice President of Information Technology and   September 1995 to May 1997
                                 Chief Information Officer, Hughes Aircraft
                                 Company(1)
-------------------------------- ---------------------------------------------- ----------------------------------------
Frederick J. Grigsby, Jr.        Vice President, Human Resources & Labor        July 2001 to present
                                 Relations
                                 Senior Vice President, Human Resources,        December 1998 to October 2000
                                 Fluor Corporation(1) (2)
                                 Vice President, Human Resources, Thermo King   December 1995 to November 1998
                                 Corporation(1) (3)
-------------------------------- ---------------------------------------------- ----------------------------------------

                                    Page 32

-------------------------------- ---------------------------------------------- ----------------------------------------
Thomas M. Noonan                 Vice President and Controller, SCE and         March 1999 to present
                                 Edison International
                                 Assistant Controller, SCE and Edison           September 1993 to February 1999
                                 International
-------------------------------- ---------------------------------------------- ----------------------------------------
W. James Scilacci                Vice President and Chief Financial Officer,    January 2000 to present
                                 SCE
                                 Director, 2002 General Rate Case, SCE          August 1999 to December 1999
                                 Director, Qualifying Facility Resources, SCE   January 1995 to August 1999
-------------------------------- ---------------------------------------------- ----------------------------------------

---------------------------
(1) This entity is not a parent, subsidiary or other affiliate of SCE.

(2) The Fluor Corporation is one of the world's largest, publicly owned engineering, procurement, construction, and maintenance services organizations.

(3) Thermo King Corporation provides climate control solutions for global transportation industries.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in
SCE's Annual Report to Shareholders for the year ended December 31, 2001 (Annual Report), under Quarterly
Financial Data on page 49 and is incorporated by reference pursuant to General Instruction G(2).  As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of
SCE is owned by Edison International and there is no market for such stock.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under Selected Financial and Operating Data:
1996 - 2001 on page 1 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under Management's Discussion and Analysis of
Results of Operations and Financial Condition on pages 2 through 20 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the Annual Report under Management's Discussion and Analysis of
Results of Operations and Financial Condition on pages 8 through 9 incorporated herein by reference pursuant to
General Instruction G(2).

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 14 in Part IV.  Other information responding to
Item 8 is included in the Annual Report on pages 21 through 49, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of SCE is set forth in Part I in accordance with General Instruction
G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K.  Other information responding to Item 10 will be incorporated by reference from SCE's definitive Joint Proxy Statement (Proxy Statement) filed with the SEC in connection with SCE's Annual Shareholders' Meeting to be held on May 14, 2002, under the headings, "Election of
Directors" and is incorporated herein by reference pursuant to General Instruction G(3).

In addition, the following information is furnished with respect to certain Directors of SCE, who are expected to retire from the Board on May 14, 2002:

Warren Christopher, age 76, has been a Director of SCE from August 1971 through January 1977, from June 1981 through January 1993, and from May 1997 to date.  He is also a Director of Edison International.  He is a Senior
Partner of the law firm of O'Melveny & Myers (1958-1967, 1969-1977, 1981-1993, and since 1997) and is the former
United States Secretary of State (1993-1997).

Carl F. Huntsinger, age 72, has been a Director of SCE since 1983 and is also a Director of Edison
International.  He has been a General Partner of DAE Limited Partnership, Ltd. (agricultural management) since
1986.

Charles D. Miller, age 73, has been a Director of SCE since 1987 and is also a Director of Edison International.
He is a Director of Avery Dennison Corporation, Nationwide Health Properties (Chairman), The Air Group, Mellon
Financial Group-West Coast, and Korn/Ferry International.  He is also the Retired Chairman of the Board of Avery
Dennison Corporation (manufacturer of self-adhesive products) (1998-2000); and the prior Chairman of the Board and Chief Executive Officer of Avery Dennison Corporation (1983-1998).

Item 11.  Executive Compensation

Information responding to Item 11 will be incorporated by reference from SCE's definitive Proxy Statement under the headings "Board Compensation," "Executive Compensation - Summary Compensation Table," "Aggregated Option/SAR
Exercises in 2001 and FY-End Option/SAR Values," "Long-Term Incentive Plan Awards in Last Fiscal Year," "Pension
Plan Table," "Other Retirement Benefits," "Employment Contracts and Termination of Employment Arrangements,"
"Compensation and Executive Personnel Committees' Report on Executive Compensation," and "Compensation and
Executive Personnel Committees' Interlocks and Insider Participation," and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 will be incorporated by reference from SCE's definitive Proxy Statement under the headings "Stock Ownership of Directors and Executive Officers" and "Stock Ownership of Certain Shareholders,"
and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 will be incorporated by reference from SCE's definitive Proxy Statement under the heading "Certain Relationships and Transactions of Nominees and Executive Officers" and "Other Management
Transactions," and is incorporated herein by reference pursuant to General Instruction G(3).

In addition, Mr. Christopher is a Senior Partner of the law firm of O'Melveny and Myers.  The firm provided legal services to SCE and/or its subsidiaries in 2001, and such services are expected to continue to be provided in the future.  The amount paid to O'Melveny and Myers for legal services was below the threshold requiring disclosure by the SEC.  SCE believes that these transactions are comparable to those which would have been undertaken under similar circumstances with nonaffiliated entities or persons.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

The following items contained in the Annual Report are found on pages 2 through 51, and incorporated by reference in this report.

         Management's Discussion and Analysis of Results of Operations and Financial Condition
         Consolidated Statements of Income - Years Ended December 31, 2001, 2000, and 1999
         Consolidated Balance Sheets - December 31, 2001, and 2000
         Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000, and 1999
         Consolidated Statements of Changes in Common Shareholder's Equity - Years Ended
              December 31, 2001, 2000, 1999 and 1998
         Notes to Consolidated Financial Statements
         Responsibility for Financial Reporting
         Report of Independent Public Accountants

(a)(2)   Report of Independent Public Accountants and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers.
                                                                                                     Page
                                                                                                     ----
         Report of Independent Public Accountants on Supplemental Schedules                          36
         Schedule II - Valuation and Qualifying Accounts for the Years
              Ended December 31, 2001, 2000, and 1999                                                37

Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.

(a)(3)   Exhibits

         See Exhibit Index beginning on page 41 of this report.

         The Company will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

(b)      Reports on Form 8-K

         October 2, 2001
                  Item 5:  Other Events              Settlement Agreement
         October 30, 2001
                  Item 5:  Other Events              Settlement Agreement

                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                             ON SUPPLEMENTAL SCHEDULES

To Southern California Edison Company:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the 2001 Annual Report to Shareholders of Southern California Edison Company
(SCE) incorporated by reference in this Form 10-K, and have issued our report thereon dated March 25, 2002.  Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole.  The supplemental schedules listed in Part IV of this Form 10-K are the responsibility of SCE's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and are not part of the consolidated financial statements.  These supplemental schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                              ARTHUR ANDERSEN LLP
                                                              ARTHUR ANDERSEN LLP

Los Angeles, California
March 25, 2002

                                        Southern California Edison Company

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       For the Year Ended December 31, 2001

                                                                   Additions
                                                        -----------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of Period
-------------------------------------------------------------------------------------------------------------------
                                                                (In thousands)
Group A:
Geothermal projects reserves
Projects in development stage
Uncollectible Accounts:
     Customers                      $    19,793      $    28,926      $       --       $    20,419      $    28,300
     All other                            3,427            1,836              --             1,607            3,656
-------------------------------------------------------------------------------------------------------------------
Total                               $    23,220      $    30,762      $       --       $    22,026(a)   $    31,956
-------------------------------------------------------------------------------------------------------------------

Group B:
DOE Decontamination
     and Decommissioning            $    29,920      $        --      $                $     5,520(b)   $    24,400
Purchased-power settlements             466,232                               --           110,353(c)       355,879
Pension and benefits                    296,278          195,558                            72,037(d)       419,799
Maintenance Accrual
Insurance, casualty and other            64,058           54,827              --            43,815(e)        75,070
-------------------------------------------------------------------------------------------------------------------
Total                               $   856,488      $   250,385      $       --       $   231,725      $   875,148
-------------------------------------------------------------------------------------------------------------------

-------------------------
(a)  Accounts written off, net.
(b)  Represents amounts paid.
(c)  Represents the amortization of the liability established for purchased-power contract settlement agreements.
(d)  Includes pension payments to retired employees, amounts paid to active employees during periods of illness and the funding of certain pension benefits.
(e)  Amounts charged to operations that were not covered by insurance.

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
                                                        -----------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of Period
-------------------------------------------------------------------------------------------------------------------
                                                                (In thousands)
Group A:
Uncollectible accounts
     Customers                      $    21,656      $    24,017      $       --       $    25,880      $    19,793
     All other                            3,009            1,201              --               783            3,427
-------------------------------------------------------------------------------------------------------------------
Total                               $    24,665      $    25,218      $       --       $    26,663(a)   $    23,220
-------------------------------------------------------------------------------------------------------------------

Group B:
DOE Decontamination
     and Decommissioning            $    34,590      $        --      $     (219)(b)   $     4,451(c)   $    29,920
Purchased-power settlements             563,459           17,188              --           114,415(d)       466,232
Pension and benefits                    232,901           44,244          24,101(e)          4,968(f)       296,278
Insurance, casualty and other            68,880           42,749              --            47,571(g)        64,058
-------------------------------------------------------------------------------------------------------------------
Total                               $   899,830      $   104,181      $   23,882       $   171,405      $   856,488
-------------------------------------------------------------------------------------------------------------------

-------------------------
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
                                                       ------------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of Period
-------------------------------------------------------------------------------------------------------------------
                                                                (In thousands)
Group A:
Uncollectible accounts
     Customers                       $    19,596       $    21,968      $       --     $    19,908      $    21,656
     All other                             2,634             1,288              --             913            3,009
-------------------------------------------------------------------------------------------------------------------
Total                                $    22,230       $    23,256      $       --     $    20,821(a)   $    24,665
-------------------------------------------------------------------------------------------------------------------

Group B:
DOE Decontamination
     and Decommissioning             $    39,419       $        --      $     (134)(b) $     4,695(c)   $    34,590
Purchased-power settlements              129,697           466,043              --          32,281(d)       563,459
Pension and benefits                     239,668            48,894          21,674(e)       77,335(f)       232,901
Insurance, casualty and other             73,249            37,674              --          42,043(g)        68,880
-------------------------------------------------------------------------------------------------------------------
Total                                $   482,033       $   552,611      $   21,540     $   156,354      $   899,830
-------------------------------------------------------------------------------------------------------------------

-------------------------
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

                                                              SOUTHERN CALIFORNIA EDISON COMPANY

                                                              By:

                                                              Kenneth S. Stewart
                                                              --------------------------------------
                                                              Kenneth S. Stewart
                                                              Assistant General Counsel

                                                              Date:  March 29, 2002

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

       Signature                                             Title                                    Date
       ---------                                             -----                                    ----

Principal Executive Officer:
     Alan J. Fohrer*                             Chairman of the Board, Chief                   March 29, 2002
                                                     Executive Officer and Director

Principal Financial Officer:
     W. James Scilacci*                          Vice President and
                                                     Chief Financial Officer                    March 29, 2002

Controller or Principal Accounting Officer:
     Thomas M. Noonan*                           Vice President and Controller                  March 29, 2002

Board of Directors:

     Warren Christopher*                         Director                                       March 29, 2002
     Joan C. Hanley*                             Director                                       March 29, 2002
     Carl F. Huntsinger*                         Director                                       March 29, 2002
     Charles D. Miller*                          Director                                       March 29, 2002
     Luis G. Nogales*                            Director                                       March 29, 2002
     Ronald L. Olson*                            Director                                       March 29, 2002
     James M. Rosser*                            Director                                       March 29, 2002
     Robert H. Smith*                            Director                                       March 29, 2002
     Thomas C. Sutton*                           Director                                       March 29, 2002
     Daniel M. Tellep*                           Director                                       March 29, 2002

*By:

Kenneth S. Stewart
-----------------------------
Kenneth S. Stewart
Assistant General Counsel

                                                   EXHIBIT INDEX

Exhibit
Number                                             Description
------                                             -----------

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
              January 1, 2002
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
4.12          Ninety-Seventh Supplemental Indenture, dated as of February 21, 2002
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
10.2          1985 Deferred Compensation Agreement for Executives (File No. 1-2313, filed as Exhibit 10.3 to Form
              10-K for the year ended December 31, 1986)*
10.3          1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Form
              10-K for the year ended December 31, 1986)*
10.4          Director Deferred Compensation Plan (File No. 1-9936, filed as Exhibit 10.3 to the Edison
              International Form 10-Q for the quarter ended June 30, 1998)*
10.5          Director Grantor Trust Agreement (File No. 1-9936,  filed as Exhibit 10.10 to the Edison
              International Form 10-K for the year ended December 31, 1995)*
10.6          Executive Deferred Compensation Plan (File No. 1-9936, filed as Exhibit 10.2 to the Edison
              International Form 10-Q for the quarter ended March 31, 1998)*
10.7          Executive Grantor Trust Agreement (File No. 1-9936, filed as Exhibit 10.12 to the Edison
              International Form 10-K for the year ended December 31, 1995)*
10.8          Executive Supplemental Benefit Program (File No. 1-9936, filed as Exhibit 10.2 to the Edison
              International Form 10-Q for the quarter ended September 20, 1999)*
10.9          Dispute resolution amendment of 1981 Executive Deferred Compensation Plan, 1985 Executive and
              Director Deferred Compensation Plans and Executive Supplemental Benefit Program (File No. 1-9936,
              filed as Exhibit 10.21 to the Edison International Form 10-K for the year ended December 31, 1998)*
10.10         Executive Retirement Plan (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form
              10-Q for the quarter ended September 30, 1999)*
10.10.1       Executive Retirement Plan Amendment 2001-1 (File No. 1-9936, filed as Exhibit 10.1 to the Edison
              International Form 10-Q for the quarter ended March 31, 2001)*
10.11         Executive Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.12 to the Edison
              International Form 10-K for the year ended December 31, 1997)*
10.12         Executive Disability and Survivor Benefit Program (File No. 1-9936, filed as Exhibit 10.22 to the
              Edison International Form 10-K for the year ended December 31, 1994)*

10.13         Retirement Plan for Directors (File No. 1-9936, filed as Exhibit 10.2 to the Edison International
              Form 10-Q for the quarter ended June 30, 1998)*
10.14         Officer Long-Term Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.3 to the Edison
              International Form 10-Q for the quarter ended March 31, 1998)*
10.15         Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form
              10-Q for the quarter ended June 30, 1998)*
10.15.1       Amendment No. 1 to the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.3 to the
              Edison International Form 10-Q for the quarter ended June 30, 2000)*
10.16         2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form 10-Q for
              the quarter ended June 30, 2000)*
10.17         Forms of Agreement for long-term compensation awards under the Officer Long-Term Incentive
              Compensation Plan, the Equity Compensation Plan or the 2000 Equity Plan (File No. 1-9936, for
              1991-1995 stock option awards filed as Exhibit 10.21.1 to the Edison International Form 10-K for
              the year ended December 31, 1995, for 1996 stock option awards filed as Exhibit 10.16.2 to the
              Edison International Form 10-K for the year ended December 31, 1996, for 1997 stock option awards filed as Exhibit 10.16.3 to the Edison International Form 10-K for the year ended December 31,
              1997, for 1998 stock option awards filed as Exhibit 10.4 to the Edison International Form 10-Q for
              the quarter ended June 30, 1998, for 1999 stock option awards filed as Exhibit 10.1 to the Edison
              International Form 10-Q for the quarter ended March 31, 1999, for January 2000 stock option and performance share awards as restated filed as Exhibit 10.2 to the Edison International Form 10-Q for the quarter ended March 31, 2001, for May 2000 special stock option awards filed as Exhibit
              10.2 to the Edison International Form 10-Q for the quarter ended June 30, 2000, for 2001 basic stock option and performance share awards filed as Exhibit 10.3 to the Edison International Form
              10-Q for the quarter ended March 31, 2001, for 2001 special stock option awards filed as Exhibit
              10.4 to the Edison International Form 10-Q for the quarter ended March 31, 2001, for 2001 retention incentives filed as Exhibit 10.5 to the Edison International Form 10-Q for the quarter ended
              March 31, 2001, and for 2001 exchange offer deferred stock units filed as Attachment C of Exhibit
              (a)(1) to Schedule TO-I dated October 26, 2001)*
10.18         Form of Agreement for 2001 Director Awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.21 to the Edison International Form 10-K for the year ended December 31, 2001)*
10.19         Estate and Financial Planning Program as amended April 1, 1999 (File No. 1-2313, filed as Exhibit
              10.2 to Form 10-Q for the quarter ended June 30, 1999)*
10.20         Option Gain Deferral Plan as restated September 15, 2000 (File No. 1-9936, filed as Exhibit 10.25 to the Edison International Form 10-K for the year ended December 31, 2000)*
10.21         Employment Letter Agreement with Stephen E. Frank (File No. 1-2313, filed as Exhibit 10.25 to Form
              10-K for the year ended December 31, 1995)*
10.22         Retirement Agreement with Stephen E. Frank
10.23         Consulting Agreement with Stephen E. Frank
10.24         Election Terms for Warren Christopher (File No. 1-9936, filed as Exhibit 10.22 to the Edison
              International Form 10-K for the year ended December 31, 1997)*
10.25         Executive Severance Plan as adopted effective January 1, 2001 (File No. 1-9936, filed as Exhibit
              10.34 to the Edison International Form 10-K for the year ended December 31, 2001)*
12.           Computation of Ratios of Earnings to Fixed Charges
13.           Annual Report to Shareholders for year ended December 31, 2001
23.           Consent of Independent Public Accountants - Arthur Andersen LLP
24.1          Power of Attorney
24.2          Certified copy of Resolution of Board of Directors Authorizing Signature
99            Letter to United States Securities and Exchange Commission Regarding the Issuer's Independent
              Public Accountants, Arthur Andersen LLP
-------------------------
*  Incorporated by reference pursuant to Rule 12b-32.

