Form 10-Q
period 2002-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 2002-05-10
CIK 92103

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

       For the quarterly period ended                                March 31, 2002
                                      ----------------------------------------------------------------------------

                                                        OR

/  /   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                                       to
                                      -------------------------------------    -----------------------------------

                                           Commission File Number 1-2313

                                        SOUTHERN CALIFORNIA EDISON COMPANY
                              (Exact name of registrant as specified in its charter)

                          CALIFORNIA                                            95-1240335
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

                             Class                                           Outstanding at May 7, 2002
  -----------------------------------------------------------    ---------------------------------------------------
                  Common Stock, no par value                                        434,888,104

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                           ----
Part I.  Financial Information:

         Item 1.   Consolidated Financial Statements:

                   Consolidated Statements of Income (Loss) - Three Months
                      Ended March 31, 2002, and 2001                                                        1

                   Consolidated Statements of Comprehensive Income (Loss) -
                      Three Months Ended March 31, 2002, and 2001                                           1

                   Consolidated Balance Sheets - March 31, 2002,
                      and December 31, 2001                                                                 2

                   Consolidated Statements of Cash Flows -
                      Three Months Ended March 31, 2002, and 2001                                           4

                   Notes to Consolidated Financial Statements                                               5

         Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                                                10

Part II. Other Information:

         Item 1.   Legal Proceedings                                                                       19

         Item 6.   Exhibits and Reports on Form 8-K                                                        21

SOUTHERN CALIFORNIA EDISON COMPANY

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                                 3 Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                               2002                      2001
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Operating revenue                                                       $1,932                   $ 1,512
-------------------------------------------------------------------------------------------------------------------

Fuel                                                                        52                        47
Purchased power                                                            255                     1,724
Provisions for regulatory adjustment clauses - net                         697                       (29)
Other operation and maintenance                                            413                       426
Depreciation, decommissioning and amortization                             182                       152
Property and other taxes                                                    29                        29
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                 1,628                     2,349
-------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                    304                      (837)
Interest and dividend income                                               109                        25
Other nonoperating income                                                   10                         8
Interest expense - net of amounts capitalized                             (183)                     (207)
Other nonoperating deductions                                               (4)                        8
-------------------------------------------------------------------------------------------------------------------

Net income (loss) before taxes                                             236                    (1,003)
Income tax (benefit)                                                        84                      (411)
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                          152                      (592)
Dividends on preferred stock                                                 6                         6
-------------------------------------------------------------------------------------------------------------------

Net income (loss) available for common stock                            $  146                   $  (598)
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                 3 Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                               2002                      2001
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Net income (loss)                                                       $  152                   $  (592)
Other comprehensive income, net of tax:
   Cumulative effect of change in accounting for derivatives                --                       397
   Unrealized gain (loss) on cash flow hedges                                1                      (422)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                             $  153                   $  (617)
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                December 31,
In millions                                                                2002                       2001
--------------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
ASSETS

Cash and equivalents                                                   $   1,303                  $   3,414
Receivables, less allowances of $33 and $32
   for uncollectible accounts at respective dates                            755                      1,093
Accrued unbilled revenue                                                     411                        451
Fuel inventory                                                                 9                         14
Materials and supplies, at average cost                                      153                        146
Accumulated deferred income taxes - net                                      347                        433
Regulatory assets - net                                                       --                         83
Prepayments and other current assets                                         119                        145
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                       3,097                      5,779
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision
   for depreciation of $20 and $17 at respective dates                       161                        159
Nuclear decommissioning trusts                                             2,358                      2,275
Other investments                                                            237                        224
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                         2,756                      2,658
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost:
   Transmission and distribution                                          13,673                     13,568
   Generation                                                              1,740                      1,729
Accumulated provision for depreciation and decommissioning                (8,167)                    (7,969)
Construction work in progress                                                584                        556
Nuclear fuel, at amortized cost                                              139                        129
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                        7,969                      8,013
-------------------------------------------------------------------------------------------------------------------

Regulatory assets - net                                                    5,025                      5,528
Other deferred charges                                                       507                        475
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                     5,532                      6,003
-------------------------------------------------------------------------------------------------------------------

Total assets                                                           $  19,354                  $  22,453
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                December 31,
In millions, except share amounts                                          2002                       2001
--------------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt                                                        $      --                  $   2,127
Long-term debt due within one year                                         1,346                      1,146
Preferred stock to be redeemed within one year                               105                        105
Accounts payable                                                             884                      3,261
Accrued taxes                                                                904                        823
Other current liabilities                                                  1,633                      1,645
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                  4,872                      9,107
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                             5,812                      4,739
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                                    3,175                      3,365
Accumulated deferred investment tax credits                                  153                        153
Customer advances and other deferred credits                                 827                        739
Power-purchase contracts                                                     337                        356
Accumulated provision for pensions and benefits                              452                        420
Other long-term liabilities                                                  151                        148
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                               5,095                      5,181
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 1 and 3)

Preferred stock:
   Not subject to mandatory redemption                                       129                        129
   Subject to mandatory redemption                                           151                        151
-------------------------------------------------------------------------------------------------------------------

Total preferred stock                                                        280                        280
-------------------------------------------------------------------------------------------------------------------

Common stock (434,888,104 shares outstanding at each date)                 2,168                      2,168
Additional paid-in capital                                                   338                        336
Accumulated other comprehensive income (loss)                                (22)                       (22)
Retained earnings                                                            811                        664
-------------------------------------------------------------------------------------------------------------------

Total common shareholder's equity                                          3,295                      3,146
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                             $  19,354                  $  22,453
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 3 Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                               2002                      2001
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Cash flows from operating activities:
Net income (loss)                                                      $   152                  $   (592)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
   Depreciation, decommissioning and amortization                          182                       152
   Other amortization                                                       25                        18
   Deferred income taxes and investment tax credits                       (162)                     (303)
   Regulatory assets - long-term - net                                     537                      (141)
   Gas call options                                                        (23)                       --
   Other assets                                                             17                       (73)
   Other liabilities                                                        81                        66
   Changes in working capital:
      Receivables and accrued unbilled revenue                             377                        16
      Regulatory liabilities - short-term - net                             83                        56
      Fuel inventory, materials and supplies                                (2)                       (7)
      Prepayments and other current assets                                  25                        28
      Accrued interest and taxes                                            56                       (28)
      Accounts payable and other current liabilities                    (2,343)                    1,987
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                          (995)                    1,179
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                                    1,600                        --
Long-term debt repaid                                                     (400)                       --
Bonds repurchased and funds held in trust                                  192                      (156)
Rate reduction notes repaid                                                (62)                      (63)
Nuclear fuel financing - net                                               (59)                       (9)
Short-term debt financing - net                                         (2,127)                      669
Dividends paid                                                             (27)                       (1)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                          (883)                      440
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                                           (229)                     (178)
Funding of nuclear decommissioning trusts                                   (6)                       --
Investments in other assets                                                  2                         3
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                     (233)                     (175)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                         (2,111)                    1,444
Cash and equivalents, beginning of period                                3,414                       583
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                    $ 1,303                  $  2,027
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.  The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results for the full year.

Southern California Edison's (SCE) significant accounting policies were described in Note 1 of "Notes to
Consolidated Financial Statements" included in its 2001 Annual Report on Form 10-K filed with the Securities and
Exchange Commission.  SCE follows the same accounting policies for interim reporting purposes.

Certain prior-period amounts were reclassified to conform to the March 31, 2002, financial statement presentation.

The quarterly report should be read in conjunction with SCE's 2001 Annual Report on Form 10-K filed with the
Securities and Exchange Commission.

Note 1.  Regulatory Matters

California Public Utilities Commission Litigation Settlement Agreement

SCE and the California Public Utilities Commission (CPUC) entered into a settlement of SCE's lawsuit against the
CPUC which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  A consumer advocacy group and other parties are pursuing an appeal to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal and the matter is now under submission.  A decision could be issued at any time.  SCE cannot predict the outcome of the appeal or the impact that any outcome would have upon the stipulated judgment.  Possible outcomes could include affirmance, a return to the district court, a referral of a controlling state law question to the California Supreme Court, or reversal of the stipulated judgment.  SCE cannot predict whether or how a ruling on the stipulated judgment could also affect the settlement agreement.

Under the settlement agreement, SCE cannot pay dividends or other distributions on its common stock (all of which is held by its parent, Edison International) prior to the earlier of the date on which SCE has recovered all of its procurement-related obligations or January 1, 2005.  However, if SCE has not recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends, and the CPUC will not unreasonably withhold its consent.

Holding Company Issue

In January 2001, independent auditors hired by the CPUC issued a report on the financial condition and solvency of SCE and its affiliates.  The report confirmed what SCE had previously disclosed to the CPUC in public filings about SCE's financial condition.  In April 2001, the CPUC issued an order instituting investigation that reopens the past CPUC decision authorizing the utilities to form holding companies and initiates an investigation into, among other things: whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  On January 9, 2002, the CPUC issued an interim decision on the first priority condition.  The decision stated that, at least under certain circumstances, the condition includes the requirement that holding companies infuse all types of capital into their respective utility subsidiaries when necessary to fulfill the utility's obligation to serve.  The decision did not determine if any of the utility holding companies had violated this condition, reserving such a determination for a later phase of the proceedings.  On February 11,
2002, SCE filed an application for rehearing of the decision, stating that the decision is an unlawful and erroneous attempt to rewrite the first priority condition rather than interpret it and that the decision could result in higher rates for

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE's customers.  A decision on rehearing is expected in May 2002.  SCE cannot predict what effects this investigation or any subsequent actions by the CPUC may have on SCE.

Utility-Retained Generation Proceeding

On April 4, 2002, the CPUC issued a decision to return utility-retained generation (URG) assets to cost-of-service ratemaking through the end of 2002.  After that time, SCE's URG-related revenue requirement will be determined through the 2003 general rate case proceeding.  Key elements of the URG decision are: retention of the San Onofre incentive pricing mechanism through 2003; recovery of incurred costs for all URG components other than San Onofre; establishment of a depreciation schedule for SCE's nuclear plants based on their remaining useful lives; and establishment of balancing accounts for utility generation, purchased power, and Independent
System Operator (ISO) ancillary services.

Based on this decision, during second quarter 2002, SCE will resume applying accounting principles for rate-regulated enterprises for its generation assets (such accounting was discontinued in 1997).  As a result,
SCE expects to reestablish for financial reporting purposes its unamortized nuclear plant and regulatory assets related to purchased-power settlements and flow-through taxes, adjust the procurement-related obligations account
(PROACT) balance, and record a corresponding credit to earnings of approximately $500 million after tax.
Implementation of the URG decision, together with the PROACT mechanism, will allow SCE to reestablish substantially all of the regulatory assets previously written off to earnings.

Wholesale Electricity Markets

On April 25, 2001, after months of extremely high power prices, the Federal Energy Regulatory Commission (FERC)
issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region.  The latest order is in effect until September 30, 2002.

After unsuccessful settlement negotiations among utilities, power sellers and state representatives, on July 25,
2001, the FERC issued an order that limits potential refunds from alleged overcharges by energy suppliers to the
ISO and California Power Exchange (PX) spot markets during the period from October 2, 2000, through June 20,
2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge conducted evidentiary hearings on this matter in March 2002 and further hearings are scheduled in August 2002.
SCE cannot predict the amount of any potential refunds.  Under the settlement of litigation with the CPUC, refunds will be applied to the balance in the PROACT.

Note 2.  Purchased Power

SCE purchased power through the PX from April 1998 through mid-January 2001.  SCE has bilateral forward contracts with other entities and power-purchase contracts with other utilities and independent power producers classified as qualifying facilities (QFs).  Purchased power detail is provided below:

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         3 Months Ended
                                                                            March 31,
----------------------------------------------------------------------------------------------------

         In millions                                               2002                 2001
----------------------------------------------------------------------------------------------------

                                                                (Unaudited)
         PX/ISO:
         Purchases                                              $   (19)              $  1,081
         Generation sales                                            --                   (705)
----------------------------------------------------------------------------------------------------

         Purchased power - PX/ISO - net                             (19)                   376
         Purchased power - bilateral contracts                       15                     52
         Purchased power - interutility/QF contracts                259                  1,296
----------------------------------------------------------------------------------------------------

         Total                                                  $   255               $  1,724
----------------------------------------------------------------------------------------------------

PX/ISO amounts for the three months ended March 31, 2002, reflect billing adjustments.  Since January 17, 2001, all other power is purchased by a state agency for delivery to SCE's customers and is not considered a cost to
SCE.

Note 3.  Contingencies

In addition to the matters disclosed in these notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business.  SCE believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

Energy Crisis Issue

In October 2000, a federal class action securities lawsuit was filed against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit involves securities fraud claims arising from alleged improper accounting for energy-cost undercollections.  The second amended complaint is supposedly filed on behalf of a class of persons who purchased Edison International common stock between July 21, 2000, and April 17, 2001.
This lawsuit has been consolidated with another similar lawsuit filed on March 15, 2001.  On September 17, 2001,
SCE and Edison International filed a motion to dismiss for failure to state a claim.  On March 8, 2002, the district court issued an order dismissing the complaint with prejudice.  The plaintiffs have stipulated to dismiss their appeal.

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

SCE's recorded estimated minimum liability to remediate its 40 identified sites is $110 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

possible that cleanup costs could exceed its recorded liability by up to $287 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  SCE has sold all of its gas-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental-cleanup costs at certain sites, representing $49 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  Costs incurred at SCE's remaining sites are expected to be recovered through customer rates.  SCE has recorded a regulatory asset of $75 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $10 million to $25 million.  Recorded costs for the twelve months ended March 31, 2002, were $17 million.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of the
San Onofre and Palo Verde nuclear generating stations have purchased the maximum private primary insurance available ($200 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994.  The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.
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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spent Nuclear Fuel

Under federal law, the U.S. Department of Energy (DOE) is responsible for the selection and development of a facility for disposal of spent nuclear fuel and high-level radioactive waste.  Such a facility was to be in operation by January 1998.  However, the DOE did not meet its obligation.  It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.  Extended delays by the
DOE could lead to consideration of costly alternatives involving siting and environmental issues.  SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983
(approximately $24 million, plus interest).  SCE is also paying the required quarterly fee equal to one mill per kilowatt-hour of nuclear-generated electricity sold after April 6, 1983.

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at San
Onofre.  Current capability to store spent fuel is estimated to be adequate through 2005.  Palo Verde on-site spent fuel storage capacity will accommodate needs until 2003 for Unit 2, and until 2004 for Units 1 and 3.
Arizona Public Service Company, operating agent for Palo Verde, expects to complete in 2002 an interim fuel storage facility that is currently under construction.

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) for the first quarter of 2002 discusses material changes in the results of operations, financial condition and other developments of Southern California Edison Company (SCE) since December 31, 2001, and as compared to the first quarter of 2001.  This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2001 (the year-end 2001 MD&A), which was included in Southern California Edison's 2001 annual report to shareholders and incorporated by reference into Southern California Edison's Annual Report on Form 10-K for the
year ended December 31, 2001.

This MD&A contains forward-looking statements.  These statements are based on SCE's knowledge of present facts, current expectations about future events and assumptions about future developments.  Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion.  Important factors that could cause actual results to differ include risks discussed below in the
Forward-Looking Information section. The following discussion provides updated information about material developments since the issuance of the year-end 2001 MD&A and should be read in conjunction with the financial statements contained in this quarterly report and Southern California Edison's Annual Report on Form 10-K for the
year ended December 31, 2001.

This MD&A includes information about SCE, a regulated public utility company providing electricity to retail customers in central, coastal, and southern California.

RESULTS OF OPERATIONS

First Quarter 2002 vs. First Quarter 2001

Earnings

SCE earned $146 million for the three months ended March 31, 2002, compared with a loss of $598 million for the same period in 2001.  SCE's first quarter 2001 loss reflects a $661 million procurement-related adjustment for undercollected power procurement costs.  Excluding this adjustment, SCE's first quarter 2001 earnings were $63 million.  The $83 million increase was primarily due to the accrual of interest income on the balance in the newly established procurement-related obligations account (PROACT) and lower interest expense.  The increase in
2002 also reflects lower earnings in 2001 resulting from a February 2001 fire and resulting outage at San Onofre
Nuclear Generating Station.  Relevant regulatory proceedings are discussed below in PROACT Regulatory Asset.

In first quarter 2001, SCE's $661 million of undercollected power procurement costs were expensed as incurred, rather than accumulated in a balancing account.  Accounting principles generally accepted in the United States require SCE at each financial statement date to assess the probability of recovering its regulatory assets through the rate-making process.  As of December 31, 2000, SCE was unable to conclude that, under applicable accounting principles, its $4.2 billion generation and procurement-related regulatory assets were probable of recovery through the rate-making process, and wrote them off as a charge to earnings in 2000.

Based on the California Public Utilities Commission's (CPUC) January 23, 2002, PROACT resolution, SCE was able to conclude that $3.6 billion in regulatory assets previously written off were probable of recovery through the rate-making process as of December 31, 2001.  As a result, SCE's year-ended December 31, 2001, consolidated income statement included a $2.1 billion credit to earnings.  In first quarter 2002, any difference between energy procurement costs and related revenue is accumulated in the PROACT balancing account.

Operating Revenue

Operating revenue increased in 2002, primarily due to a 4(cent)-per-kWh (1(cent)in January and 3(cent)in June) surcharge effective in 2001.  The increase was partially offset by:  a decrease in retail sales volume primarily attributable to conservation efforts; a decrease in revenue arising from the credits given to direct access customers in 2002; a decrease in revenue related to penalties customers incurred for not complying with their interruptible contracts; and a decrease in revenue related to electric power provided to SCE's customers by the
California Department of Water Resources (CDWR).  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning January 17, 2001) are being remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $341 million and $257 million, respectively, for the first quarter 2002 and first quarter 2001.

With respect to the decrease in revenue in 2002 arising from the credits given to direct access customers, from
1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to have SCE purchase power on their behalf.  Most direct access customers continued to be billed by SCE, but were given a credit for the generation costs SCE saved by not serving them.  Operating revenue is reported net of this credit.  Following previous CPUC action that restricted direct access, on March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001, are invalid.

More than 94% of operating revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Operating Expenses

Fuel expense increased in 2002 compared to 2001, primarily due to the 2001 outage at San Onofre Unit 3 that resulted from a February 2001 fire.  The unit returned to service in June 2001.

Purchased-power expense decreased significantly in 2002.  The decrease resulted primarily from lower expenses related to qualifying facilities (QFs), bilateral contracts and interutility contracts, as well as the absence of
California Power Exchange (PX)/Independent System Operator (ISO) purchased-power expense after mid-January 2001.
See Purchased Power table in Note 2 to the Consolidated Financial Statements in this quarterly report.

Prior to April 1998, federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  These contracts expire on various dates through 2025.  In 2002, purchased-power expenses declined significantly, primarily due to lower payments to QFs.  Generally, contract energy payments for
QFs have been tied to spot natural gas prices.  During the first quarter of 2002, spot natural gas prices were dramatically lower than the same period in 2001.  The decrease in purchased-power expense related to bilateral contracts and interutility contracts was also due to the decrease in natural gas prices.

SCE has contracts with certain QFs in which Edison Mission Energy, a nonutility affiliate, has 49% - 50%
ownership interests.  The terms and pricing of these contracts are approved by the CPUC.  SCE's power purchases from these facilities were $82 million for the three months ended March 31, 2002, and $160 million for the same period in 2001.

PX/ISO purchased-power expense increased significantly between May 2000 and mid-January 2001, due to a number of factors, including increased demand for electricity in California, dramatic price increases for natural gas (a key input of electricity production), and problems in the structure and conduct of the PX and ISO markets.  In
December 2000, the FERC eliminated the requirement that SCE buy and sell all power through the PX and ISO.  Due to SCE's noncompliance with the PX's tariff requirement for posting collateral for all transactions as a result of the downgrades in its credit rating, the PX suspended SCE's market trading privileges effective mid-January
2001.

Provisions for regulatory adjustment clauses increased in 2002 compared to 2001.  The 2002 increase was mainly due to overcollections related to the difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  These overcollections were used to reduce the balance in the PROACT balancing account.  The 2002 increase also reflects an overcollection resulting from the CDWR revenue requirement decision in first quarter 2002 and an overcollection resulting from an increase in the market valuation of SCE's gas call options.

Depreciation, decommissioning and amortization expense increased in 2002, mainly due to an increase in depreciation expense associated with distribution assets, as well as an increase related to decommissioning expense.  A 1994 CPUC decision allowed SCE to accelerate the recovery of its nuclear-related assets while deferring the recovery of its distribution-related assets for the same amount.  Beginning in January 2002, SCE reactivated the deferred distribution asset recovery according to this same CPUC decision.  Decommissioning expense was higher in 2002 primarily as a result of higher earnings on trust funds.  Under CPUC ratemaking, decommissioning trust fund earnings are offset by decommissioning expense.

Other Income and Deductions

Interest and dividend income increased in 2002.  The increase was mainly due to the interest earned on the PROACT balance, as well as a higher average cash balance during first quarter 2002.

Interest expense - net of amounts capitalized decreased in 2002, mainly due to higher short-term debt balances in first quarter 2001, as well as higher balancing account overcollections in first quarter 2001.

Other nonoperating deductions increased in 2002, primarily due to lower accruals for regulatory matters in first quarter 2001.

Income Taxes

Income tax expense increased in 2002, primarily due to the income tax benefit SCE recorded in first quarter 2001 related to its power procurement cost undercollection.

FINANCIAL CONDITION

The liquidity of SCE is affected primarily by regulation affecting its ability to recover power purchase and other costs in retail rates, debt maturities, access to capital markets, credit ratings, dividend payments and capital expenditures.  Capital resources primarily consist of cash from operations and external financings.

In March 2002, SCE closed a $1.6 billion financing which included a $300 million secured credit line, as well as
$1.3 billion in secured term loans.

At March 31, 2002, SCE had drawn on its entire $300 million credit line.  This secured line of credit has a two-year expiration date and, when available, can be drawn down at bank index rates.

Short-term debt is used to finance balancing account undercollections, fuel inventories and general cash requirements, including purchased-power payments.  Long-term debt is used mainly to finance capital expenditures.  External financings are influenced by market conditions and other factors.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.  Additionally, the CPUC regulates SCE's capital structure, which limits the dividends it may pay Edison International by precluding any dividends that would reduce SCE's equity component of its capital structure below authorized levels.  SCE's settlement agreement with the CPUC also places restrictions on SCE's ability to declare or pay dividends on its common stock until the earlier of the date SCE's PROACT balance is fully recovered or January 1,
2005.  During 2004, SCE may seek CPUC consent, which may not be unreasonably withheld, to resume dividend payments if the PROACT balance has not been fully recovered by year-end 2003.  See additional discussion below in
CPUC Litigation Settlement Agreement.

A summary of current liquidity issues is included below.  A detailed discussion of liquidity issues is included in the Financial Condition (pages 6 and 7) disclosure in the year-end 2001 MD&A.

Liquidity Issues

Sustained high wholesale energy prices from May 2000 through June 2001 and a freeze on retail rates resulted in significant undercollections of wholesale power costs.  These undercollections, coupled with SCE's anticipated near-term capital requirements and the adverse reaction of the credit markets to continued regulatory uncertainty regarding SCE's ability to recover its current and future power procurement costs, materially and adversely affected SCE's liquidity throughout 2001.  As a result of its liquidity concerns, beginning in January 2001, SCE took steps to conserve cash. SCE suspended payments for purchased power, deferred payments on outstanding debt, and did not declare or pay dividends on any of its cumulative preferred stock or common stock.

In January 2002, the CPUC adopted a resolution implementing a settlement agreement with SCE.  Based on the rights to power procurement cost recovery and revenue established by the agreement and the PROACT resolution, SCE repaid its undisputed past-due obligations and near-term debt maturities in March 2002, using cash on hand resulting from rate increases approved by the CPUC in 2001, and the proceeds of $1.6 billion in senior secured credit facilities and the remarketing of $196 million in pollution-control bonds.

SCE expects to meet its continuing obligations in 2002 from remaining cash on hand and future operating cash flows.  Material factors affecting the timing of recovery of the PROACT balance are discussed below in PROACT
Regulatory Asset.  SCE's liquidity after 2002 may be affected by the outcome of the Generation Procurement
Proceeding (discussed below).

Cash Flows from Operating Activities

Net cash used by operating activities was $995 million in the first quarter of 2002, compared to net cash provided by operating activities of $1.2 billion in the first quarter of 2001.  Cash used by operating activities in first quarter 2002 was primarily due to SCE's March 2002 repayment of past-due obligations, partially offset by the reduction in the PROACT balancing account during the first three months of 2002.  Cash provided by operating activities in first quarter 2001 was primarily affected by SCE suspending payments for purchased power and other obligations beginning in January 2001.  Cash provided (used) by operating activities also reflects the
CPUC-approved surcharges (1(cent)per kWh in January and 3(cent)per kWh in June) that were billed in 2001.

Cash Flows from Financing Activities

Net cash used by financing activities was $883 million in the first quarter of 2002, compared to net cash provided by financing activities of $440 million in the first quarter of 2001.  Cash used by financing activities in first quarter 2002 was primarily due to SCE's March 2002 repayment of $1.65 billion of credit facilities and
$531 million of matured commercial paper.  Cash provided by financing activities in first quarter 2001 was primarily due to SCE borrowing additional amounts to finance general cash requirements, partially offset by the
January 2001 repurchase of $420 million of pollution-control bonds.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.

COMMITMENTS

SCE's long-term debt maturities and sinking fund requirements for the five twelve month periods following
March 31, 2002, are:  2003 - $1.3 billion; 2004 - $1.4 billion; 2005 - $371 million; 2006 - $446 million;

and 2007 - $246 million.  These amounts have been updated to reflect the $1.6 billion in debt SCE issued on March
1, 2002.

There have been no other material changes to the Projected Commitments (page 8) disclosure in the year-end 2001
MD&A.

REGULATORY MATTERS

Generation and Power Procurement

CPUC Litigation Settlement Agreement
------------------------------------

In October 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  A consumer advocacy group and other parties are pursuing an appeal to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal and the matter is now under submission.  A decision could be issued at any time.
SCE cannot predict the outcome of the appeal or the impact that any outcome would have upon the stipulated judgment.  Possible outcomes could include affirmance, a return to the district court, a referral of a controlling state law question to the California Supreme Court, or reversal of the stipulated judgment.  SCE cannot predict whether or how a ruling on the stipulated judgment could also affect the settlement agreement.

Under the settlement agreement, SCE cannot pay dividends or other distributions on its common stock (all of which is held by its parent) prior to the earlier of the date on which SCE has recovered all of its procurement-related obligations or January 1, 2005.  However, if SCE has not recovered all of its procurement-related obligations by
December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends, and the CPUC will not unreasonably withhold its consent.  Other provisions of the settlement agreement are described in the CPUC
Litigation Settlement Agreement (pages 10 through 12) disclosure in the year-end 2001 MD&A.

PROACT Regulatory Asset
-----------------------

In accordance with the settlement agreement and an implementing resolution adopted by the CPUC, SCE established a regulatory balancing account called the PROACT with an initial balance of $3.6 billion reflecting the net amount of past procurement-related liabilities to be recovered by SCE.  Each month, SCE applies to the PROACT the difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  The balance in the PROACT was $2.6 billion at
December 31, 2001, and $2.1 billion at March 31, 2002.  After giving effect to the URG decision described below,
SCE estimates that the remaining PROACT balance as of April 30, 2002, was approximately $2.0 billion.  SCE currently projects that it will recover the remaining balance of the procurement-related obligations in the
PROACT by late 2003.  Material factors that would change SCE's estimate of the timing of PROACT recovery are:

o        level of output of SCE's generating plants and amount of contract power deliveries;

o        authorized revenue changes for distribution, transmission, generation and power procurement-related costs;

o        level of retail sales;

o        level of direct access;

o        direct access customers' contribution to recovery of SCE's PROACT-related costs and to the CDWR's costs;
         and

o        potential energy supplier refunds.

The following is an update on various regulatory proceedings impacting the timing of PROACT recovery:

Direct Access - Historical Procurement Charge.  From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to purchase power from SCE.  Direct access customers receive a credit for the generation costs SCE saves by not serving them.  Operating revenue is reported net of this credit.  Because of this credit, direct access power purchases resulted in additional undercollected power procurement costs to SCE during 2000 and 2001.  Following previous CPUC action that restricted direct access, on March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by SCE's customers after September 20,
2001, are invalid.  On January 8, 2002, SCE filed a proposal with the CPUC to establish a historical procurement charge to direct access customers to pay a fair share of the past power procurement costs.  Hearings were held in late January 2002, and SCE is awaiting a CPUC decision on the proposal.  If the CPUC does not impose the historical procurement charge or a similar charge on direct access customers, it would reduce SCE's total revenue by approximately $275 million per year and could extend the currently projected time required for SCE to recover the PROACT balance.

Direct Access - Exit Fees.  The CPUC allocated the costs of power purchases by the CDWR among customers of SCE and the other California utilities on behalf of whose customers the CDWR is purchasing power.  The CPUC deferred a decision on the responsibility of direct access customers to pay a portion of the CDWR's costs.  On May 20,
2002, parties will submit proposals to the CPUC regarding the appropriate charges to these customers and methods of assessing the charges.  If assessed, these charges could increase SCE's total revenue by as much as $235 million in 2003 (based on analysis done by the CDWR) and could shorten the currently projected time required to recover the PROACT balance.  SCE anticipates a decision from the CPUC on this matter during the fourth quarter of
2002.

CDWR Power Purchases
--------------------

As reported in the year-end 2001 MD&A, the CPUC issued a decision on February 21, 2002, implementing a revenue requirement to enable the CDWR to recover its costs of purchasing power on behalf of utility customers for the period January 17, 2001, through December 31, 2002.  This CPUC decision is incorporated into SCE's current projection of the timing of PROACT recovery.  On February 28, 2002, SCE and the CDWR executed an agreement that provided for SCE to pay the CDWR for previously delivered imbalance energy (plus interest) in three installments
($100 million on April 1, 2002; $150 million on June 3, 2002; and the balance on July 1, 2002).  In a decision dated March 21, 2002, the CPUC accepted the February 28 agreement between SCE and the CDWR as fully resolving the charges in dispute.

On June 1, 2002, the CDWR is expected to file with the CPUC an updated revenue requirement for calendar year
2003.  SCE is unable to predict what effect, if any, the update will have on PROACT recovery.

Utility-Retained Generation (URG) Decision
------------------------------------------

On April 4, 2002, the CPUC issued a decision to return generation assets retained by SCE (utility-retained generation) to cost-of-service ratemaking through the end of 2002.  Ratemaking for SCE's utility-retained generation after 2002 will be determined through the 2003 general rate case (GRC) proceeding described below.
The URG decision:

o        Allows recovery of incurred costs for all URG components other than San Onofre Units 2 and 3, subject to reasonableness review by the CPUC;

o        Retains the incremental cost incentive pricing mechanism (ICIP) for San Onofre Units 2 and 3 through
         2003;

o        Establishes a depreciation schedule for SCE's nuclear plants that reflects their remaining useful lives
         (which SCE projects to be 2012 for San Onofre Units 2 and 3 and 2025 for Palo Verde Nuclear Generating
         Station), using unamortized balances as of January 1, 2001, as a starting point;

o        Establishes balancing accounts for the costs of utility generation, purchased power, and ancillary services from the ISO; and

o        Continues the use of SCE's last CPUC-authorized return on common equity of 11.6% for SCE's URG rate base other than San Onofre Units 2 and 3, and keeps in place the 7.37% return on rate base for San Onofre
         Units 2 and 3 under the ICIP.

Based on this decision, during the second quarter of 2002, SCE will resume applying accounting principles for rate-regulated enterprises for its generation assets.  As a result, SCE expects to reestablish for financial reporting purposes its unamortized nuclear plant and regulatory assets related to purchased-power settlements and flow-through taxes, adjust the PROACT regulatory asset balance, and record a corresponding credit to earnings of approximately $500 million after tax.  Implementation of the URG decision, together with the PROACT mechanism, will allow SCE to reestablish substantially all of the regulatory assets previously written off to earnings.

Generation Procurement Proceeding
---------------------------------

In October 2001, the CPUC issued an order instituting rulemaking to establish policies and cost recovery mechanisms for procurement of power.  The order directed SCE and the other major California electric utilities to provide recommendations for establishing these policies and mechanisms to enable the utilities to resume power procurement by January 1, 2003.  In comments filed with the CPUC on November 26, 2001, SCE proposed that a final decision be issued in October 2002 adopting utility-specific procurement plans.  An assigned commissioner's ruling on April 2, 2002, stated that the proceeding initially will focus on developing an interim rather than permanent cost recovery mechanism, suggested that SCE might be directed to resume procuring all needed power itself in advance of January 1, 2003, and did not provide for SCE to regain an investment-grade credit rating before resuming power procurement.  As directed by the ruling, SCE filed a legal brief on April 12, 2002, describing actions that must be undertaken by the CPUC for SCE to resume procuring all power needed to serve its customers.  On May 1, 2002, SCE filed testimony with the CPUC that included comprehensive procurement plans for
2003. SCE stated that, to ensure the success of a procurement framework, the CPUC must:  (a) determine that SCE may procure power for more than one year, (b) allow SCE to return to an investment-grade credit rating before it begins procurement, and do nothing to impair that credit rating, (c) decide that no procurement plan will begin until SCE is fully ready and an appropriate framework is in place, (d) resolve the issue of direct access, including return to and departure from the utility and exit fees, so that SCE can reliably predict its net short amount of additional power needed, and (e) take additional actions to adopt appropriate methodologies and procedures for power procurement.  If SCE were required to resume power procurement before it has an investment-grade credit rating, the cash requirements could impair SCE's liquidity.  SCE is unable to predict what effect, if any, this rulemaking will have on the currently projected timing of PROACT recovery.

Transmission and Distribution

Performance-Based Ratemaking (PBR)
----------------------------------

SCE's revenue related to distribution operations is determined through a PBR mechanism.  The distribution PBR mechanism was to have ended in December 2001, but in June 2001 the CPUC extended the mechanism until SCE's next
GRC, which is expected to be effective in 2003.  On April 22, 2002, the CPUC issued a decision that modifies the
PBR mechanism in the following significant respects:

o        SCE's current PBR distribution rate mechanism is converted to a revenue requirement mechanism to prevent material revenue under or overcollections resulting from changes in retail rates.  A balancing account will be established to record any under or overcollections.  This is retroactively effective as of
         June 14, 2001.

o        A methodology is adopted for setting SCE's distribution revenue requirement for June 14 to December 31,
         2001, calendar year 2002, and calendar year 2003 until replaced by the GRC.  The methodology
         (a) establishes 2000 as the base year, (b) annually adjusts SCE's distribution revenue requirement by the change in the Consumer Price Index minus a productivity factor of 1.6%, and (c) annually increases SCE's distribution requirement to account for additional costs of expanding the distribution network to connect new customers (an allowance of about $650 per customer).

o        The performance benchmarks for worker safety, customer satisfaction, and outage frequency are updated beginning in 2002 to reflect improvements in SCE's performance.  These changes will reduce rewards SCE would earn compared to the previous standards.

As a result of this decision, SCE expects its earnings for 2002 to increase by approximately $100 million.
During the second quarter of 2002, SCE expects to record credits to earnings of approximately $26 million for revenue undercollections during the period June 14, 2001, through December 31, 2001, and $23 million for revenue undercollections during the first quarter of 2002.  SCE projects additional credits to earnings for revenue undercollections of approximately $51 million during the remaining nine months of 2002.  All of these amounts are on an after-tax basis.  This decision is incorporated into SCE's current projection of the timing of PROACT recovery.

CPUC GRC Proceeding
-------------------

In December 2001, SCE submitted a notice of intent to file its 2003 GRC with the CPUC, requesting an increase of approximately $500 million in revenue (compared to 2000 recorded revenue) for its distribution and generation operations.  On May 3, 2002, SCE filed its formal application for the 2003 GRC.  After taking into account the effects of the CPUC's April 22 PBR decision, SCE reduced the revenue increase requested in the application to
$286 million.  Hearings are expected to begin in July 2002, with a final decision expected in second quarter 2003.

Wholesale Electricity Markets

On July 25, 2001, the FERC issued an order that limits potential refunds from alleged overcharges by energy suppliers to the ISO and PX spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge conducted evidentiary hearings on this matter in March 2002 and further hearings are scheduled in August 2002.  SCE cannot predict the amount of any potential refunds.  Under the litigation settlement agreement with the CPUC, any refunds will be applied to reduce the balance in the PROACT.  SCE has not incorporated any potential refunds into its current projection of the timing of PROACT recovery.

OTHER MATTERS

Environmental Protection

SCE's projected environmental capital expenditures are $2.0 billion for the 2002-2006 period, mainly for undergrounding certain transmission and distribution lines.  This amount has been increased from the amount projected at December 31, 2001, to reflect the results from SCE's annual environmental cost study for 2001 completed in April 2002.

There have been no other material changes in the Environmental Protection (pages 17 and 18) disclosure in the year-end 2001 MD&A.

NEW ACCOUNTING STANDARDS

SCE is studying the impact of the new Asset Retirement Obligations standard to be implemented in 2003, and is unable to predict at this time the impact on its financial statements.

SCE implemented the new Goodwill and Other Intangibles standard on January 1, 2002.  Adoption of this standard did not materially impact its results of operations or financial position.

For a more detailed description of these new standards, see the New Accounting Standards (pages 19 and 20)
disclosure in the year-end 2001 MD&A.

FORWARD-LOOKING INFORMATION

In the preceding MD&A and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially as a result of important factors that may be outside SCE's control, including among other things:

o         the outcome of the pending appeals of the stipulated judgment approving SCE's settlement agreement with the CPUC, and the effects of other legal actions or ballot initiatives, if any, attempting to undermine the provisions of the settlement agreement or otherwise adversely affecting SCE;

o         changes in prices of wholesale electricity and natural gas or in operating costs, which could cause
          SCE's cost recovery to be less than anticipated;

o         the actions of securities rating agencies, including the determination of whether or when to make changes in SCE's credit ratings, the ability of SCE to regain investment-grade ratings, and the impact of current or lowered ratings and other financial market conditions on the ability of SCE to obtain needed financing on reasonable terms;

o         further actions by state and federal regulatory bodies setting rates, adopting or modifying cost recovery, accounting or rate-setting mechanisms and implementing the restructuring of the electric utility industry, as well as legislative or judicial actions affecting the same matters;

o         the effects of increased competition in energy-related businesses, including the market entrants and the effects of new technologies that may be developed in the future;

o         new or increased environmental liabilities; and

o         weather conditions, natural disasters, and other unforeseen events.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                                       San Onofre Personal Injury Litigation

As previously reported in Part 1, Item 3 of SCE's 2001 Form 10-K, SCE is actively involved in four lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.

On or about March 25, 2002, plaintiffs filed a petition for a writ of certiorari in the United States Supreme
Court in the matter brought against SCE on November 17, 1995, in which they seek review of the Ninth Circuit's
September 27, 2001, ruling affirming the District Court's judgment in favor of SCE and the other defendants in the action.  SCE has elected not to file an opposition to the petition, unless invited to do so by the Court.

                                              Shareholder Litigation

As previously reported in Part 1, Item 3 of SCE's 2001 Form 10-K, two purported class actions (referred to as the
Stubblefield Action and King Action) were filed in October 2000 and March 2001, and involved securities fraud claims arising from alleged improper accounting by Edison International and SCE for undercollections in SCE's
Transition Revenue Account.

On March 8, 2002, the federal district court in Los Angeles, California issued an order dismissing the complaint with prejudice as to all defendants.  The plaintiffs initially filed a notice of appeal to the Ninth Circuit
Court of Appeals, but, on April 19, 2002, jointly filed with defendants a stipulation requesting the dismissal of the appeal with prejudice.  On April 26, 2002, the Ninth Circuit approved the parties' stipulation and ordered the appeal dismissed with prejudice.

                                         Qualifying Facilities Litigation

As previously reported in Part I, Item 3 of SCE's 2001 Form 10-K, SCE has been involved in a number of legal actions brought by various QFs, alleging SCE's failure to timely pay for power deliveries made from November 1,
2000, through March 26, 2001 (the "Payment Suspension Period").  The QF plaintiffs have included gas-fired cogenerators and owners of solar, wind, geothermal and biomass projects, with the lawsuits, in aggregate, seeking payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages.  Many of these QF lawsuits also have sought an order allowing the suppliers to stop providing power to SCE so that they may sell to other purchasers.  Plaintiffs in most of these cases have entered into settlement agreements providing for stays of litigation, payments to the QFs upon the occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.  On March 1, 2002, and with several exceptions related to unique disputes or other unique circumstances, including the status of regulatory approval, SCE paid the amounts due under the settlement agreements with these QFs, which triggered the releases and other provisions effectuating the settlements.

As a result of SCE's above-mentioned payments, and with certain exceptions described below, the lawsuits have either been dismissed or are in the process of being dismissed.

o        Inland Paperboard and Packaging, Inc.:  Inland Paperboard and Packaging, Inc. ("Inland"), which filed
         -------------------------------------
         suit in federal district court in Los Angeles in April 2001, has not entered into a settlement agreement with SCE.  In March 2002, notwithstanding that no settlement agreement had been executed, SCE paid
         Inland amounts (including interest) allegedly owed for Payment Suspension Period electricity deliveries by Inland to SCE.  Inland, however, has continued to maintain its lawsuit and seeks relief from the court permitting it to terminate its power purchase contract with SCE based upon SCE's late payment, plus damages allegedly arising from SCE's alleged interference with Inland's alleged efforts to sell power to third parties during the period when

         payment was suspended.  SCE disputes Inland's claims.  The parties have agreed to a voluntary mediation.  Trial is set for August 6, 2002.

o        Cabazon Power Partners:  Plaintiffs in the Cabazon Power Partners lawsuit are owned in part by an
         ----------------------
         affiliate of Enron Corporation.  SCE has entered into settlement agreements with these projects, but has withheld payment of the settlement amounts due to its view that certain regulatory compliance issues applicable to Enron wind projects provides SCE a defense to making payment.  The Cabazon lawsuit has been stayed due to the parties' entry into the settlement agreements referenced above.  However, in view of SCE's withholding of the settlement amounts provided for under those agreements, plaintiffs in
         Cabazon have threatened to resume legal proceedings.

o        Watson Cogeneration Co., Midway-Sunset Cogeneration Company, U.S. Borax, Inc., NP Cogen, Inc., and Black
         ---------------------------------------------------------------------------------------------------------
         Hills Ontario, LLC:  Each of these QFs has been paid all, or substantially all, of the amounts owing
         ------------------
         under settlement agreements with SCE.  However, an application filed by SCE seeking CPUC approval of various aspects of the Watson Cogeneration Co., Midway-Sunset Cogeneration Company, U. S. Borax, Inc.,
         and Black Hills Ontario, LLC settlements remains pending.  Upon CPUC approval, SCE expects that these cases will all be dismissed as provided for in the settlement agreements.  The CPUC has approved NP
         Cogen, Inc.'s settlement with SCE.  The time for filing an application for rehearing of the CPUC's decision expired on May 4, 2002.  SCE has received no application for rehearing, but it has not yet been able to obtain firm confirmation from the CPUC that no timely rehearing application was filed.  Assuming that no rehearing application was filed, dismissal of the NP Cogen, Inc. lawsuit is expected.

o        Salton Sea Power Generation, LP, IMC Chemicals, Inc. and Luz Solar Partners, Ltd. III:  These QFs have
         --------------------------------------------------------------------------------------
         been paid amounts owing under their settlement agreements with SCE.  Nevertheless, the QFs have to date failed to dismiss their lawsuits.  In the Salton Sea and Luz matters, the QFs allege that SCE has wrongfully refused to dismiss cross-complaints or other claims by SCE against the QFs.  SCE contends that it is not required to dismiss these claims in their entireties and that the QFs are obligated to dismiss their claims against SCE in full.

                                  Power Exchange (PX) Performance Bond Litigation

As previously reported in Part I, Item 3 of SCE's 2001 Form 10-K, on January 19, 2001, American Home Assurance
Company ("American Home") notified SCE that due to SCE's failure to comply with its payment obligations to the
PX, the PX issued a demand to American Home on a $20,000,000 pool performance bond.  American Home demanded payment from SCE by January 29, 2001, of $20,000,000 under an indemnity agreement between SCE and American Home.
As required by the indemnity agreement, in February 2001, SCE deposited $20,200,000 in an account in trust to be available to satisfy any judgment, should there be one, against American Home as a result of SCE's alleged default.  On March 19, 2002, American Home initiated suit against SCE for breach of contract and declaratory relief, principally alleging that SCE's failure to obtain an exoneration of the bond from the PX in connection with SCE's payment of its indebtedness was a material breach of a collateral agreement executed by SCE and
American Home.

On April 30, 2002, SCE filed its answer to American Home's lawsuit denying the material allegations of the complaint, and filed a cross-complaint against American Home, alleging causes of action for breach of contract, bad faith, reformation of contract, breach of fiduciary duty, and declaratory relief.  SCE seeks the return of its previously deposited $20,200,000.

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

         3.3      Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on
                  January 1, 2002 (File No. 1-2313, Form 10-K for year ended December 31, 2001)*

         10.1     Terms of 2002 stock option and performance share awards under the Equity Compensation Plan or the 2000 Equity Plan (File No. 1-9936, files as Exhibit 10.1 to the Edison International Form
                  10-Q for the quarter ended March 31, 2002)*

(b)      Reports on Form 8-K:

         Date of Report                         Date Filed                      Item(s) Reported
         --------------                         ----------                      ----------------

         March 1, 2002                         March 1, 2002                          5

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

May 10, 2002

