Form 10-Q
period 2002-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 2002-08-14
CIK 92103

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

       For the quarterly period ended                                June 30, 2002
                                      ----------------------------------------------------------------------------

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

                             Class                                         Outstanding at August 9, 2002
  -----------------------------------------------------------    ---------------------------------------------------
                  Common Stock, no par value                                        434,888,104

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                           ----
Part I.  Financial Information:

         Item 1.   Consolidated Financial Statements:

                   Consolidated Statements of Income (Loss) - Three and Six Months
                      Ended June 30, 2002, and 2001                                                         1

                   Consolidated Statements of Comprehensive Income (Loss) -
                      Three and Six Months Ended June 30, 2002, and 2001                                    1

                   Consolidated Balance Sheets - June 30, 2002,
                      and December 31, 2001                                                                 2

                   Consolidated Statements of Cash Flows -
                      Six Months Ended June 30, 2002, and 2001                                              4

                   Notes to Consolidated Financial Statements                                               5

         Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                                                11

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              24

Part II. Other Information:

         Item 1.   Legal Proceedings                                                                       25

         Item 4.   Submission of Matters to a Vote of Security Holders                                     27

         Item 6.   Exhibits and Reports on Form 8-K                                                        27

SOUTHERN CALIFORNIA EDISON COMPANY

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                3 Months Ended                   6 Months Ended
                                                                   June 30,                         June 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                                  2002          2001               2002         2001
-------------------------------------------------------------------------------------------------------------------

                                                                                 (Unaudited)
Operating revenue                                         $ 2,161        $ 1,592           $ 4,093      $ 3,104
-------------------------------------------------------------------------------------------------------------------

Fuel                                                           50             51               102           98
Purchased power                                               581            807               835        2,531
Provisions for regulatory adjustment clauses - net           (331)           (90)              366         (119)
Other operation and maintenance                               522            431               936          860
Depreciation, decommissioning and amortization                206            166               388          318
Property and other taxes                                       26             29                55           58
Net gain on sale of utility plant                              --             (6)               --           (9)
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                    1,054          1,388             2,682        3,737
-------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                     1,107            204             1,411         (633)
Interest and dividend income                                   54             25               163           51
Other nonoperating income                                       8             14                19           22
Interest expense - net of amounts capitalized                (141)          (153)             (325)        (360)
Other nonoperating deductions                                  (5)           (23)               (9)         (16)
-------------------------------------------------------------------------------------------------------------------

Net income (loss) before taxes                              1,023             67             1,259         (936)
Income tax (benefit)                                          322             33               407         (377)
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                             701             34               852         (559)
Dividends on preferred stock                                    6              6                11           11
-------------------------------------------------------------------------------------------------------------------

Net income (loss) available for common stock              $   695        $    28           $   841      $  (570)
===================================================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                3 Months Ended                   6 Months Ended
                                                                   June 30,                         June 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                                  2002          2001               2002         2001
-------------------------------------------------------------------------------------------------------------------

                                                                                 (Unaudited)
Net income (loss)                                         $   701        $    34           $   852      $  (559)
Other comprehensive income, net of tax:
   Cumulative effect of change in accounting for derivatives   --             --                --          397
   Unrealized gain (loss) on cash flow hedges                   9              1                10         (422)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                               $   710        $    35           $   862      $  (584)
===================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                 December 31,
In millions                                                                2002                       2001
--------------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
ASSETS

Cash and equivalents                                                   $     842                  $   3,414
Receivables, less allowances of $34 and $32
   for uncollectible accounts at respective dates                            802                      1,093
Accrued unbilled revenue                                                     553                        451
Fuel inventory                                                                10                         14
Materials and supplies, at average cost                                      151                        146
Accumulated deferred income taxes - net                                       35                        433
Regulatory assets - net                                                       58                         83
Prepayments and other current assets                                         100                        145
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                       2,551                      5,779
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision
   for depreciation of $23 and $17 at respective dates                       163                        159
Nuclear decommissioning trusts                                             2,248                      2,275
Other investments                                                            210                        224
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                         2,621                      2,658
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost:
   Transmission and distribution                                          13,766                     13,568
   Generation                                                              1,747                      1,729
Accumulated provision for depreciation and decommissioning                (8,319)                    (7,969)
Construction work in progress                                                650                        556
Nuclear fuel, at amortized cost                                              138                        129
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                        7,982                      8,013
-------------------------------------------------------------------------------------------------------------------

Regulatory assets - net                                                    5,728                      5,528
Other deferred charges                                                       481                        475
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                     6,209                      6,003
-------------------------------------------------------------------------------------------------------------------

Total assets                                                           $  19,363                  $  22,453
===================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                 December 31,
In millions, except share amounts                                          2002                       2001
--------------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt                                                        $      --                  $   2,127
Long-term debt due within one year                                         1,172                      1,146
Preferred stock to be redeemed within one year                                 9                        105
Accounts payable                                                             906                      3,261
Accrued taxes                                                                658                        823
Other current liabilities                                                  1,545                      1,645
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                  4,290                      9,107
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                             5,635                      4,739
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                                    3,209                      3,365
Accumulated deferred investment tax credits                                  151                        153
Customer advances and other deferred credits                                 840                        739
Power-purchase contracts                                                     319                        356
Accumulated provision for pensions and benefits                              490                        420
Other long-term liabilities                                                  154                        148
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                               5,163                      5,181
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2 and 4)

Preferred stock:
   Not subject to mandatory redemption                                       129                        129
   Subject to mandatory redemption                                           147                        151
-------------------------------------------------------------------------------------------------------------------

Total preferred stock                                                        276                        280
-------------------------------------------------------------------------------------------------------------------

Common stock (434,888,104 shares outstanding at each date)                 2,168                      2,168
Additional paid-in capital                                                   338                        336
Accumulated other comprehensive income (loss)                                (12)                       (22)
Retained earnings                                                          1,505                        664
-------------------------------------------------------------------------------------------------------------------

Total common shareholder's equity                                          3,999                      3,146
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                             $  19,363                  $  22,453
===================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 6 Months Ended
                                                                                    June 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                                               2002                      2001
-------------------------------------------------------------------------------------------------------------------

                                                                                   (Unaudited)
Cash flows from operating activities:
Net income (loss)                                                      $   852                  $   (559)
Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
   Depreciation, decommissioning and amortization                          388                       318
   Other amortization                                                       50                        36
   Deferred income taxes and investment tax credits                       (132)                     (159)
   Regulatory assets - long-term - net                                     220                      (253)
   Other assets                                                             51                       (85)
   Other liabilities                                                       127                        76
   Changes in working capital:
      Receivables and accrued unbilled revenue                             189                      (132)
      Regulatory liabilities - short-term - net                             25                         2
      Fuel inventory, materials and supplies                                (2)                       (5)
      Prepayments and other current assets                                  45                        13
      Accrued interest and taxes                                          (200)                     (212)
      Accounts payable and other current liabilities                    (2,391)                    2,325
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                          (778)                    1,365
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                                    1,600                        --
Long-term debt repaid                                                     (700)                       --
Bonds remarketed (repurchased) and funds held in trust                     192                      (130)
Redemption of preferred securities                                        (100)                       --
Rate reduction notes repaid                                               (115)                     (112)
Nuclear fuel financing - net                                               (59)                      (10)
Short-term debt financing - net                                         (2,127)                      670
Dividends paid                                                             (32)                       (1)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                        (1,341)                      417
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                                           (463)                     (353)
Net funding of nuclear decommissioning trusts                                7                        20
Sales of investments in other assets                                         3                        11
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                     (453)                     (322)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                         (2,572)                    1,460
Cash and equivalents, beginning of period                                3,414                       583
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                    $   842                  $  2,043
===================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report have been included.
The results of operations for the period ended June 30, 2002, are not necessarily indicative of the operating results for the full year.

Southern California Edison's (SCE) significant accounting policies were described in Note 1 of "Notes to
Consolidated Financial Statements" included in its 2001 Annual Report on Form 10-K filed with the Securities and
Exchange Commission.  SCE follows the same accounting policies for interim reporting purposes.

Certain reclassifications have been made to prior-period amounts to conform to the June 30, 2002, financial statement presentation.

The quarterly report should be read in conjunction with SCE's 2001 Annual Report on Form 10-K filed with the
Securities and Exchange Commission.

Note 1.  New Accounting Standards

On January 1, 2001, SCE adopted a new accounting standard for derivative instruments and hedging activities.
Adoption of this standard had no material impact on SCE's financial statements.  An authoritative accounting interpretation issued in October 2001 precludes fuel contracts that have variable amounts from qualifying under the normal purchases and sales exception effective April 1, 2002.  The adoption of this interpretation had no impact on SCE's financial statements.

A new accounting standard, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for SCE on January 1, 2003.  SCE is studying the impact of the new standard and is unable to predict at this time the impact on its financial statements.

Note 2.  Regulatory Matters

California Public Utilities Commission Litigation Settlement Agreement

SCE and the California Public Utilities Commission (CPUC) entered into a settlement of SCE's lawsuit against the
CPUC which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  A key element of the settlement agreement was the establishment of a $3.6 billion procurement-related obligations account (PROACT) as of August 31, 2001.  The Utility Reform Network (TURN), a consumer advocacy group, and other parties are pursuing an appeal to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal and the matter is now under submission.  A decision could be issued at any time.  SCE cannot predict the outcome of the appeal or the impact that any outcome would have upon the stipulated judgment.  Possible outcomes could include affirmance, a return to the district court, a referral of a controlling state law question to the California Supreme Court, or reversal of the stipulated judgment.  SCE cannot predict whether or how a ruling on the stipulated judgment could also affect the settlement agreement.

Under the settlement agreement, SCE cannot pay dividends or other distributions on its common stock (all of which is held by its parent, Edison International) prior to the earlier of the date on which SCE has recovered all of its procurement-related obligations or January 1, 2005, except that if SCE has not

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends prior to January 1, 2005, and the CPUC will not unreasonably withhold its consent.

In April 2002, the Foundation for Taxpayer and Consumer Rights (FTCR), an advocacy group, filed a petition for writ of mandamus in the California Supreme Court against the CPUC.  The FTCR's petition asserts that the CPUC exceeded its authority and violated state law in approving the settlement agreement and stipulated judgment with
SCE, and that the CPUC further intends to exceed its authority and violate state law in proposing and consenting to a bankruptcy reorganization plan for Pacific Gas and Electric Company (PG&E).  The petition seeks a declaration that the CPUC cannot agree not to enforce any state law unless an appellate court has determined that the state law is invalid, unconstitutional, or unenforceable. The petition also seeks an injunction against the
CPUC's expenditure of taxpayer funds in proposing or consenting to a PG&E bankruptcy reorganization plan that violates state law.  The FTCR's petition expressly states that it does not seek any order from the California
Supreme Court with respect to the stipulated judgment implementing the settlement agreement between the CPUC and
SCE; and the petition does not request any judicial actions regarding the settlement agreement.  The FTCR is not a party to TURN's federal court appeal concerning the stipulated the judgment.

The CPUC filed its response to the petition on July 12, 2002, and the FTCR submitted its reply brief on July 19,
2002.  The matter is currently pending before the California Supreme Court.  SCE cannot predict the outcome of this matter or whether the FTCR will attempt in this or other proceedings to prevent the CPUC from continuing to perform its obligations under the settlement agreement.

Holding Company Proceeding

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
The decision did not determine if any of the utility holding companies had violated this condition, reserving such a determination for a later phase of the proceedings.  On February 11, 2002, SCE filed an application for rehearing of the decision.  On July 17, 2002, the CPUC affirmed its earlier decision on the first priority condition and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  SCE and Edison International intend to challenge the
CPUC decision on the first priority condition (and Edison International intends to challenge the CPUC decision on the jurisdictional matter) and are evaluating the timing and manner of doing so.  SCE cannot predict what effects this investigation or any subsequent actions by the CPUC may have on SCE.

Utility-Retained Generation Proceeding

On April 4, 2002, the CPUC issued a decision to return utility-retained generation (URG) assets to cost-of-service ratemaking through the end of 2002.  After that time, SCE's URG-related revenue requirement will be determined through the 2003 general rate case proceeding.  Key elements of the URG decision are: retention of the San Onofre incentive pricing mechanism through 2003; recovery of incurred costs for all URG components other than San Onofre; establishment of an amortization schedule for SCE's nuclear plants based on their remaining useful lives; and establishment of balancing accounts for utility generation, purchased power, and Independent
System Operator (ISO) ancillary services.

Based on this decision, during second quarter 2002, SCE reestablished for financial reporting purposes regulatory assets related to its unamortized nuclear plant, purchased-power settlements and flow-through taxes, reduced the
PROACT balance, and recorded a corresponding credit to earnings of $480 million

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after tax.  The impact of the URG decision is reflected in the financial statements as a credit (decrease) to the provisions for regulatory adjustment clauses of $644 million, partially offset by an increase in deferred income tax expense of $164 million.  The reduction in the PROACT balance reflects a change in the amortization schedule of SCE's unamortized nuclear facilities from the schedule required to be used to calculate the PROACT during the last four months of 2001.  Implementation of the URG decision, together with the PROACT mechanism, allowed SCE to reestablish substantially all of the regulatory assets previously written off to earnings.

Wholesale Electricity Markets

On April 25, 2001, after months of extremely high power prices, the Federal Energy Regulatory Commission (FERC)
issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region through September 30, 2002.  On
July 17, 2002, the FERC issued an order reviewing the ISO's proposals to redesign the market and implementing a market power mitigation program for the 11-state western region.  The FERC declined to extend beyond
September 30, 2002, all of the market mitigation measures it had previously adopted.  However, effective
October 1, 2002, the FERC extended a requirement, first ordered in its June 19, 2001, decision, that all western energy sellers offer for sale all operationally and contractually available energy.  It also ordered a cap on bids for real-time energy and ancillary services of $250/MWh to be effective beginning October 1, 2002, and ordered various other market power mitigation measures.  The FERC did not set a specific expiration date for its new market mitigation plan.  SCE cannot predict whether the new market mitigation plan adopted by the FERC will be sufficient to mitigate market price volatility in the wholesale electricity markets in which SCE will be purchasing its residual net short electricity requirements.

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
SCE cannot predict the amount of any potential refunds.  Under the settlement agreement with the CPUC, refunds will be applied to reduce the PROACT balance.

Note 3.  Purchased Power

SCE purchased power through the PX from April 1998 through mid-January 2001.  SCE has bilateral forward contracts with other entities and power-purchase contracts with other utilities and independent power producers classified as qualifying facilities (QFs).  Purchased power detail is provided below:

                                                               3 Months Ended              6 Months Ended
                                                                  June 30,                    June 30,
--------------------------------------------------------------------------------------------------------------

         In millions                                        2002          2001          2002           2001
--------------------------------------------------------------------------------------------------------------

                                                                               (Unaudited)
         PX/ISO:
         Purchases                                        $   82        $ (446)         $  64      $    635
         Generation sales                                     --          (382)            --           323
--------------------------------------------------------------------------------------------------------------

         Purchased power - PX/ISO - net                       82           (64)            64           312
         Purchased power - bilateral contracts                15            37             30            89
         Purchased power - interutility/QF contracts         484           834            741         2,130
--------------------------------------------------------------------------------------------------------------

         Total                                            $  581        $  807          $ 835       $ 2,531
==============================================================================================================

PX/ISO amounts for the six months ended June 30, 2002, and three months ended June 30, 2001, reflect billing adjustments.  These billing adjustments are recovered through the PROACT and have no impact on

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings.  Since January 17, 2001, all other power is purchased by a state agency for delivery to SCE's customers and is not considered a cost to SCE.

Note 4.  Contingencies

In addition to the matters disclosed in these notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business.  SCE believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

Energy Crisis Issue

In October 2000, a federal class action securities lawsuit was filed against SCE and Edison International.  As amended in December 2000 and March 2001, the lawsuit involved securities fraud claims arising from alleged improper accounting for energy-cost undercollections.  The second amended complaint was supposedly filed on behalf of a class of persons who purchased Edison International common stock between July 21, 2000, and April 17,
2001.  This lawsuit was consolidated with another similar lawsuit filed on March 15, 2001.  On September 17,
2001, SCE and Edison International filed a motion to dismiss for failure to state a claim.  On March 8, 2002, the district court issued an order dismissing the complaint with prejudice.  The plaintiffs have stipulated to dismiss their appeal.  On April 26, 2002, the federal court of appeals approved the parties' stipulation and ordered the appeal dismissed with prejudice.

Environmental Remediation

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCE records its environmental remediation liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties.  These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure.  Unless there is a probable amount, SCE records the lower end of this reasonably likely range of costs (classified as other long-term liabilities) at undiscounted amounts.

SCE's recorded estimated minimum liability to remediate its 40 identified sites is $104 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $288 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  SCE has sold all of its gas-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $49 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  Costs incurred at SCE's remaining sites are expected to be recovered through customer rates.  SCE has

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded a regulatory asset of $71 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $10 million to $25 million.  Recorded costs for the twelve months ended June 30, 2002, were $19 million.

Based on currently available information, SCE believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range for its identified sites and, based upon the CPUC's regulatory treatment of environmental remediation costs, SCE believes that costs ultimately recorded will not materially affect its results of operations or financial position.  There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Federal Income Taxes

On August 7, 2002, Edison International received a notice from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for Edison International's 1994 to 1996 tax years.  The vast majority of the tax deficiencies are timing differences and, therefore, amounts ultimately paid, if any, would benefit Edison International as future tax deductions.  Edison International will challenge the deficiencies asserted by the IRS.  Edison International believes that it has meritorious legal defenses to those deficiencies and SCE believes that the ultimate outcome of this matter will not result in a material impact on SCE's results of operations or financial position.

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
If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.  The U.S.
Congress is considering amendments to the applicable federal law that could increase the liability of SCE in case of a nuclear incident.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and
Palo Verde.  Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements.  Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage.  A mutual insurance company owned by utilities with nuclear facilities issues these policies.  If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $40 million per year.  Insurance premiums are charged to operating expense.

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

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at San
Onofre.  The San Onofre Units 2 and 3 spent fuel pools currently contain San Onofre Unit 1 spent fuel in addition to spent fuel from Units 2 and 3.  Current capability to store spent fuel in the Units 2 and 3 spent fuel pools is adequate through 2005.  SCE plans to move the Unit 1 spent fuel to an interim spent fuel storage facility by the first quarter of 2005.  The spent fuel pool storage capacity for Units 2 and 3 will then accommodate needs until 2007 for Unit 2 and 2008 for Unit 3.  SCE expects to begin using an interim spent fuel storage facility for
Units 2 and 3 spent fuel by early 2006.  Palo Verde on-site spent fuel storage capacity will accommodate needs until 2003 for Unit 2, and until 2004 for Units 1 and 3.  Arizona Public Service Company, operating agent for
Palo Verde, expects to begin using an interim spent fuel storage facility by the end of 2002.

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) for the three-
and six-month periods ended June 30, 2002, discusses material changes in the results of operations, financial condition and other developments of Southern California Edison Company (SCE) since December 31, 2001, and as compared to the three- and six-month periods ended June 30, 2001.  This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2001 (the year-end 2001 MD&A), which was included in
Southern California Edison's 2001 annual report to shareholders and incorporated by reference into Southern
California Edison's Annual Report on Form 10-K for the year ended December 31, 2001.

This MD&A contains forward-looking statements.  These statements are based on SCE's knowledge of present facts, current expectations about future events and assumptions about future developments.  Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion.  Important factors that could cause actual results to differ include, but are not limited to, risks discussed below in the Market Risk Exposures and Forward-Looking Information and Risk Factors sections.  The following discussion provides information about material developments since the issuance of the year-end 2001
MD&A and should be read in conjunction with the financial statements contained in this quarterly report and
Southern California Edison's Annual Report on Form 10-K for the year ended December 31, 2001.

This MD&A includes information about SCE, a regulated public utility company providing electricity to retail customers in central, coastal, and southern California.

RESULTS OF OPERATIONS

Earnings

SCE earned $695 million and $841 million for the three and six months ended June 30, 2002, compared to earnings of $28 million and a loss of $570 million for the same periods in 2001.  In 2002, earnings included a $480 million one-time gain in the second quarter to reflect the implementation of a California Public Utilities
Commission (CPUC) decision in SCE's utility-retained generation (URG) proceeding.  In 2001, SCE's second quarter earnings included $63 million (after tax) and the year-to-date loss included $724 million (after tax), in procurement-related adjustments for undercollected power procurement costs.  Excluding these adjustments in both
2002 and 2001, SCE's second quarter and year-to-date earnings in 2002 were $215 million and $361 million, respectively, compared to earnings of $91 million and $154 million, respectively, for the same periods in 2001.

The quarterly increase of $124 million and year-to-date increase of $207 million primarily reflects increased revenue from the implementation of the CPUC's April 2002 decision in SCE's performance-based ratemaking (PBR)
proceeding, the accrual of interest income on the procurement-related obligations account (PROACT) balance and lower interest expense.  SCE's increases in 2002 also reflect lower earnings in 2001 resulting from an extended outage at the San Onofre Nuclear Generating Station.  Relevant regulatory proceedings are discussed below in the
PROACT Regulatory Asset, URG Decision and PBR Decision sections.

Accounting principles generally accepted in the United States require SCE, at each financial statement date, to assess the probability of recovering its regulatory assets through the rate-making process.  As of December 31,
2000, SCE was unable to conclude that, under applicable accounting principles, its $4.2 billion generation and procurement-related regulatory assets were probable of recovery through the rate-making process, and wrote them off as a charge to earnings in 2000.  In the first six months of 2001, SCE had $724 million of power procurement costs in excess of revenue, which were expensed as incurred.

Based on the CPUC's January 23, 2002, resolution regarding the regulatory accounting for PROACT, SCE was able to conclude that $3.6 billion in regulatory assets previously written off were probable of recovery through the rate-making process as of December 31, 2001.  As a result, SCE's year-ended December 31, 2001, consolidated income statement included a $2.1 billion credit to earnings.  In 2002, any difference between energy procurement costs and related revenue is accumulated in the PROACT balance.  See additional discussion below in the CPUC
Litigation Settlement Agreement section.

Operating Revenue

More than 95% of operating revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Operating revenue increased for the three and six months ended June 30, 2002, compared to the same periods in
2001.  The increases were primarily due to a 3(cent)-per-kWh surcharge authorized by the CPUC as of March 27, 2001.
Although the surcharge was authorized as of March 27, 2001, it was not collected in rates until the CPUC determined how the rate case would be allocated among SCE's customer classes.  To compensate for a two-month delay in collecting the 3(cent)surcharge, the CPUC authorized an additional 1/2(cent)surcharge for a 12-month period beginning in June 2001, which contributed to the increase in revenue.  In May 2002, the CPUC allowed the continuation of the 1/2(cent)surcharge that was schedule to terminate in June 2002 and required SCE to track the associated future revenue in a balancing account, until the CPUC determines the use of such surcharge.  The continuation of the surcharge will be reported as an increase to revenue and cash by as much as $200 million for the remainder of 2002, but will have no impact on earnings (see Temporary Surcharge). The increase in revenue from the surcharge was partially offset by a decrease in revenue arising from the credits given to direct access customers in 2002, as compared to 2001, as a result of a significant increase in the number of direct access customers in 2002.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the California Department of Water Resources (CDWR) to SCE's customers (beginning January 17, 2001) are being remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $255 million and $596 million for the three- and six-month periods ended June 30, 2002, compared to $461 million and $718 million for the three- and six-month periods ended June 30, 2001.

With respect to the decrease in revenue in 2002 arising from the credits given to direct access customers, from
1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to have SCE purchase power on their behalf.  On March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001, are invalid.  Direct access arrangements entered into prior to September 2001 remain valid.  Most direct access customers continue to be billed by SCE, but are given a credit for the generation costs SCE saved by not serving them.  Operating revenue is reported net of this credit.  See additional discussion on the Direct Access - Historical Procurement Charge in the PROACT Regulatory
Asset section below.

Operating Expenses

Purchased-power expense decreased significantly for the three- and six-month periods ended June 30, 2002, as compared to the respective periods in 2001.  The decreases resulted primarily from lower expenses related to qualifying facilities (QFs), bilateral contracts and interutility contracts.  In addition, the six-month period decrease reflects the absence of California Power Exchange (PX)/Independent System Operator (ISO) purchased-power expense after mid-January 2001.  See Purchased Power table in Note 3 to the Consolidated Financial Statements in this quarterly report.

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  These contracts expire on various dates through 2025.  In 2002, purchased-power expense declined significantly, primarily due to lower payments to QFs.  Generally, energy payments for gas-fired QFs are tied to spot natural gas prices.  Effective May 2002, energy payments for renewable QFs are based on a fixed price.
During the first and second quarters of 2002, spot natural gas prices were significantly lower than the same periods in 2001.  The decrease in purchased-power expense related to bilateral contracts and interutility contracts was also due to the decrease in natural gas prices.

SCE has contracts with certain QFs in which Edison Mission Energy, a nonutility affiliate, has 49% - 50%
ownership interests.  The terms and pricing of these contracts are approved by the CPUC.  SCE's power purchases from these facilities were $138 million and $221 million for the three and six months ended June 30, 2002, compared to $185 million and $350 million for the respective periods in 2001.  The decrease was attributable to the effect of lower gas prices in the QF pricing formula adopted by the CPUC.

PX/ISO purchased-power expense increased significantly between May 2000 and mid-January 2001, due to a number of factors, including increased demand for electricity in California, dramatic price increases for natural gas (a key input of electricity production), and problems in the structure and conduct of the PX and ISO markets.  In
December 2000, the FERC eliminated the requirement that SCE buy and sell all power through the PX and ISO.  Due to SCE's noncompliance with the PX's tariff requirement for posting collateral for all transactions, as a result of the downgrades in its credit rating, the PX suspended SCE's market trading privileges effective mid-January
2001. Although SCE has not purchased power from the PX since mid-January 2001, SCE continues to receive adjusting invoices for power purchased through the PX/ISO prior to mid-January 2001.  The increase for the three months ended June 30, 2002, in PX/ISO purchased power was partially due to these invoicing adjustments.

Provisions for regulatory adjustment clauses decreased for the second quarter of 2002, compared to the same period in 2001.  The second quarter decrease in the provisions was primarily due to the impact of SCE's implementation of CPUC decisions related to URG and the PBR mechanism, as well as the impact of other regulatory issues, all partially offset by overcollections used to reduce the PROACT balance.

As a result of the URG decision, SCE reestablished regulatory assets previously written off (approximately $1.1 billion) related to its nuclear plant investment, purchased-power settlements and flow through taxes, and decreased the PROACT balance by $256 million, all retroactive to January 1, 2002.  The impact of the URG decision is reflected in the financial statements as a credit (decrease) to the provisions for regulatory adjustment clauses of $644 million, partially offset by an increase in deferred income tax expense of $164 million, for a net credit to earnings of $480 million  (see URG Decision discussion).  As a result of the CPUC decision that modified the PBR mechanism, SCE recorded a $136 million credit (increase) to the provisions for regulatory adjustment clauses in the second quarter of 2002, to reflect undercollections in CPUC-authorized revenue resulting from changes in retail rates (see PBR Decision discussion).  The decreases discussed above were partially offset by overcollections related to the difference between SCE's revenue from retail electric rates
(including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.
These overcollections were used to reduce the PROACT balance.

Provisions for regulatory adjustment clauses increased for the six months ended June 30, 2002, compared to the respective period in 2001, as a result of overcollections used to reduce the PROACT balance, partially offset by the impact of the URG and PBR decisions discussed above.

Other operating and maintenance expense increased for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001, primarily due to increases resulting from ISO-related grid management expenses and expenses related to the San Onofre Unit 2 refueling outage that occurred during second quarter 2002.

Depreciation, decommissioning and amortization expense increased for both the three- and six- month periods ended
June 30, 2002, as compared to the respective periods in 2001, mainly due to an increase in depreciation expense associated with distribution assets, as well as an increase related to decommissioning expense.  A 1994 CPUC decision allowed SCE to accelerate the recovery of its nuclear-related assets while deferring the recovery of its distribution-related assets for the same amount.  Beginning in January 2002, the CPUC approved the commencement of recover of SCE's deferred distribution asset.  In addition, the increases reflect amortization expense on the nuclear regulatory asset reestablished during second quarter 2002 based on the URG decision (discussed below).

Other Income and Deductions

Interest and dividend income increased for the three- and six-month periods ended June 30, 2002, compared to the respective periods in 2001.  The increase for the three-month period ended June 30, 2002, was mainly due to the interest earned on the PROACT balance, partially offset by lower interest income due to a lower average cash balance and lower interest rates during the second quarter of 2002.  The increase for the year-to-date period is primarily due to interest income earned on the PROACT balance.

Interest expense - net of amounts capitalized decreased for the three- and six-months ended June 30, 2002, mainly due to lower short-term debt balances during 2002, partially offset by an increase in interest expense related to higher long-term debt balances in second quarter 2002.

Other nonoperating deductions decreased for the three- and six-month periods ended June 30, 2002, primarily due to lower accruals for regulatory matters in 2002.

Income Taxes

Income tax expense increased for both the three- and six-month periods in 2002, primarily due to the income tax benefit SCE recorded in 2001 related to its power procurement cost undercollection and the deferred income tax expense associated with the reestablishment of generation-related regulatory assets upon implementation of the
URG decision.  The effective income tax rate for both periods decreased as a result of this benefit.

FINANCIAL CONDITION

The liquidity of SCE is affected primarily by regulation affecting its ability to recover power purchase and other costs in retail rates, energy market conditions, debt maturities, access to capital markets, credit ratings, dividend payments and capital expenditures.  Capital resources primarily consist of cash from operations and external financings.

At June 30, 2002, SCE had drawn on its entire $300 million credit line, which expires March 2004.  This secured line of credit, when available, can be drawn down at bank index rates.

Short-term debt is currently used to finance procurement-related obligations.  Long-term debt is used mainly to finance capital expenditures.  External financings are influenced by market conditions and other factors.

California law prohibits SCE from incurring or guaranteeing debt for its nonutility affiliates.  Additionally, the CPUC regulates SCE's capital structure, which limits the dividends it may pay Edison International by precluding any dividends that would reduce SCE's equity component of its capital structure below authorized levels.  SCE's settlement agreement with the CPUC also places restrictions on SCE's ability to declare or pay dividends on its common stock until the earlier of the date SCE's PROACT balance is fully recovered or January 1,
2005, except that if SCE has not recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends prior to January 1, 2005, and the CPUC will not unreasonably withhold its consent.  See additional discussion below in CPUC Litigation Settlement Agreement.

A summary of current liquidity issues is included below.  A detailed discussion of liquidity issues is included in the Financial Condition (pages 6 and 7) disclosure in the year-end 2001 MD&A.

Liquidity Issues

Sustained high wholesale energy prices from May 2000 through June 2001 and a freeze on retail rates resulted in significant undercollections of wholesale power costs.  These undercollections, coupled with SCE's anticipated near-term capital requirements and the adverse reaction of the credit markets to continued regulatory uncertainty regarding SCE's ability to recover its current and future power procurement costs, materially and adversely affected SCE's liquidity throughout 2001.  As a result of its liquidity concerns, beginning in January 2001. SCE suspended payments for purchased power, deferred payments on outstanding debt, and did not declare or pay dividends on any of its cumulative preferred stock or common stock.

In January 2002, the CPUC adopted a resolution implementing a settlement agreement with SCE.  Based on the rights to power procurement cost recovery and revenue established by the agreement and the PROACT resolution, SCE repaid its undisputed past-due obligations and near-term debt maturities in March 2002, using cash on hand resulting from rate increases approved by the CPUC in 2001, and the proceeds of $1.6 billion in senior secured credit facilities and the remarketing of $196 million in pollution-control bonds.  The $1.6 billion financing included a
$600 million, one-year term loan, due on March 3, 2003.  SCE has notified the administrative agent that it will prepay $300 million of this loan on August 14, 2002.

SCE expects to meet its continuing obligations in 2002 from remaining cash on hand and future operating cash flows.  Material factors affecting the timing of recovery of the PROACT balance are discussed below in PROACT
Regulatory Asset.  SCE's liquidity after 2002, may, among other things, be affected by the matters described in the CPUC Litigation Settlement Agreement and the Generation Procurement Proceeding sections.

Cash Flows from Operating Activities

Net cash used by operating activities for the six months ended June 30, 2002, was $778 million, compared to net cash provided by operating activities of $1.4 billion for the six months ended June 30, 2001.  In 2002, cash used by operating activities was primarily due to SCE's March 2002 repayment of past-due obligations, mainly related to purchased power, partially offset by overcollections used to reduce the PROACT balance during the first six months of 2002.  In 2001, cash provided by operating activities was primarily affected by SCE temporarily suspending payments for purchased power and other obligations beginning in January 2001.  Cash provided by operating activities also reflects the CPUC-approved surcharges (1(cent)per kWh in January 2001, 3(cent)per kWh in June
2001 and a temporary 1/2(cent)per kWh in June 2001) that were billed.

Cash Flows from Financing Activities

Net cash used by financing activities was $1.3 billion for the six months ended June 30, 2002, compared to net cash provided by financing activities of $417 million for the six months ended June 30, 2002.  In 2002, cash used by financing activities was primarily due to SCE's March 2002 payments of $1.65 billion of credit facilities and
$531 million of matured commercial paper, and the long-term debt repayments in second quarter 2002.  These payments were partially offset by the closing of a $1.6 billion financing and the remarketing of $196 million in pollution-control bonds that took place in the first quarter of 2002.  The $1.6 billion financing that took place in the first quarter of 2002 included a $600 million, one-year term loan, due on March 3, 2003.  SCE has notified the administrative agent that it will prepay $300 million of this loan on August 14, 2002.

In 2001, cash provided by financing activities was primarily due to SCE borrowing additional amounts to finance general cash requirements, partially offset by the January 2001 repurchase of $420 million of pollution-control bonds.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.

COMMITMENTS

SCE's long-term debt maturities and sinking fund requirements for the five twelve-month periods following
June 30, 2002, are:  2003 - $1.2 billion; 2004 - $1.5 billion; 2005 - $1.3 billion; 2006 - $447 million; and

2007 - $247 million.  These amounts have been updated to reflect the $1.6 billion in debt SCE issued on March 1,
2002.

Preferred stock redemption requirements for the five twelve-month periods following June 30, 2002, are $9 million for each period 2003 through 2007.  These amounts have been updated to reflect SCE's redemption of 100,000 shares of Series 6.45% preferred stock due in second quarter 2002.

MARKET RISK EXPOSURES

SCE's primary market-risk exposures include commodity-price risk and interest rate-risk that could adversely affect results of operations or financial position.  Commodity price risk arises from fluctuations in the market price of electricity, natural gas, or coal.  Interest rate risk arises from fluctuations in interest rates.
Additionally, natural gas is a key input for the prices specified in a portion of SCE's QF (including non-gas QF)
contracts.  Virtually all of SCE's exposure to changes in the spot market price for natural gas through 2003 is hedged through financial derivatives or fixed-price contracts.  SCE's risk-management policy allows the use of derivative financial instruments to manage its financial exposures, but prohibits the use of these instruments for speculative or trading purposes.

Under the CPUC settlement agreement, SCE is permitted full recovery of its procurement costs (as defined in the settlement agreement).  SCE expects to recover its future procurement costs through ongoing ratemaking procedures.

Depending upon regulatory or legislative actions, SCE may resume procurement of its residual-net short (i.e., the amount of energy SCE must procure for its customers from sources other than its own generating plants, power purchase contracts and energy allocated by the CPUC from the CDWR contracts) beginning January 1, 2003.  If SCE is required to resume procurement responsibility, SCE's liquidity will be subject to market risk to the extent there is not a regulatory or legislative framework in place to provide assurance of timely recovery of SCE's costs of procuring power in retail rates.  (See the discussion under Generation Procurement Proceeding below.)
Currently, SCE is seeking CPUC authority to enter into contracts for capacity and related natural gas and gas transmission arrangements, for up to five years in length, to hedge its residual-net short exposure.  To the extent SCE is not allowed to enter into these contracts or the CPUC does not allow SCE to purchase sufficient quantities to adequately hedge its risk, SCE could be subject to greater impacts from fluctuations in the market price of energy.  SCE's ability to enter into capacity contracts also will be affected by the current financial condition of potential counterparties.  Many potential counterparties with capacity products available were recently downgraded below investment grade by the rating agencies.  Even if the CPUC permits SCE to enter into contracts, and if SCE is successful in finding counterparties, SCE would still be subject to commodity price risk.

SCE's residual-net short exposure is significant during the first quarter of 2003, because of a planned refueling outage of SONGS Unit 3.  In the second half of 2003, this exposure declines significantly as more power deliveries are scheduled to commence under existing CDWR contracts.

On July 17, 2002, the FERC issued an order implementing a market power mitigation program for the 11-state western region.  SCE cannot predict whether the new market mitigation plan adopted by the FERC will be sufficient to mitigate market price volatility in the wholesale electricity markets in which SCE will be purchasing its residual net short electricity requirements.

See additional discussion in CPUC Settlement Agreement, Generation Procurement Proceeding and Wholesale
Electricity Markets.

REGULATORY MATTERS

Generation and Power Procurement

CPUC Litigation Settlement Agreement
------------------------------------

In October 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  The Utility Reform
Network (TURN), a consumer advocacy group, and other parties are pursuing an appeal to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal and the matter is now under submission.  A decision could be issued at any time.  SCE cannot predict the outcome of the appeal or the impact that any outcome would have upon the stipulated judgment.  Possible outcomes could include affirmance, a return to the district court, a referral of a controlling state law question to the California Supreme Court, or reversal of the stipulated judgment.  SCE cannot predict whether or how a ruling on the stipulated judgment could also affect the settlement agreement.

In addition, under the settlement agreement with the CPUC, SCE cannot pay dividends or other distributions on its common stock (all of which is held by its parent, Edison International) prior to the earlier of the date on which
SCE has recovered all of its procurement-related obligations or January 1, 2005, except that if SCE has not recovered all of its procurement-related obligations by December 31, 2003, SCE may apply to the CPUC for consent to resume common stock dividends prior to January 1, 2005, and the CPUC will not unreasonably withhold its consent.  Other provisions of the settlement agreement are described in the CPUC Litigation Settlement Agreement
(pages 10 and 11) disclosure in the year-end 2001 MD&A.

In April 2002, the Foundation for Taxpayer and Consumer Rights (FTCR), an advocacy group, filed a petition for writ of mandamus in the California Supreme Court against the CPUC.  The FTCR's petition asserts that the CPUC exceeded its authority and violated state law in approving the settlement agreement and stipulated judgment with
SCE, and that the CPUC further intends to exceed its authority and violate state law in proposing and consenting to a bankruptcy reorganization plan for Pacific Gas and Electric Company (PG&E).  The petition seeks a declaration that the CPUC cannot agree not to enforce any state law unless an appellate court has determined that the state law is invalid, unconstitutional, or unenforceable.  The petition also seeks an injunction against the
CPUC's expenditure of taxpayer funds in proposing or consenting to a PG&E bankruptcy reorganization plan that violates state law.  The FTCR's petition expressly states that it does not seek any order from the California
Supreme Court with respect to the stipulated judgment implementing the settlement agreement between the CPUC and
SCE; and the petition does not request any judicial actions regarding the settlement agreement.  The FTCR is not a party to TURN's federal court appeal concerning the stipulated judgment.

The CPUC filed its response to the petition on July 12, 2002, and the FTCR submitted its reply brief on July 19,
2002.  The matter is currently pending before the California Supreme Court.  SCE cannot predict the outcome of this matter or whether the FTCR will attempt in this or other proceedings to prevent the CPUC from continuing to perform its obligations under the settlement agreement.

PROACT Regulatory Asset
-----------------------

In accordance with the settlement agreement and an implementing resolution adopted by the CPUC, SCE established a regulatory balancing account called the PROACT with an initial balance of $3.6 billion reflecting the net amount of past procurement-related liabilities to be recovered by SCE.  Each month, SCE applies to the PROACT the positive or negative difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  The balance in the PROACT was $2.6 billion at December 31, 2001, and $1.6 billion at June 30, 2002.  The June 30, 2002, balance includes a second quarter 2002 decrease of $256 million to reflect the implementation of the URG decision described below.
Currently, SCE projects that it will

recover the remaining balance of the procurement-related obligations in the PROACT by late 2003.  Material factors that would change SCE's estimate of the timing of PROACT recovery are:

o        level of output of SCE's generating plants and contract power delivers (for example, higher than forecasted output accelerates PROACT recovery);

o        authorized revenue changes for distribution, transmission, and SCE retained-generation costs (see discussion in URG Decision, Generation Procurement Proceeding, PBR Decision and CPUC GRC Proceeding);

o        SCE's share of the CDWR revenue requirement (see discussion in CDWR Revenue Requirement Proceeding);

o        disposition of 1/2(cent)temporary surcharge (see discussion in Temporary Surcharge);

o        level of retail sales (for example, higher than forecasted sales would accelerate PROACT recovery);

o        level of direct access (see Direct Access discussions regarding the historical procurement charge and exit fees below);

o        direct access customers' contribution to recovery of SCE's PROACT-related costs and to the CDWR's costs
         (see Direct Access discussions regarding the historical procurement charge and exit fees below); and

o        potential energy supplier refunds (see discussion in Wholesale Electricity Markets).

The following is an update on various regulatory proceedings impacting the timing of PROACT recovery:

Direct Access - Historical Procurement Charge.  From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to purchase power from SCE.  On March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001, are invalid.  This decision did not affect direct access arrangements in place before that.  Direct access customers receive a credit for the generation costs SCE saves by not serving them.  Electric utility revenue is reported net of this credit.  Because of this credit, direct access power purchases resulted in additional undercollected power procurement costs to SCE during 2000 and 2001.  On July 17, 2002, the CPUC issued an interim decision to establish a nonbypassable historical procurement charge requiring direct access customers to pay $391 million of
SCE's past power procurement costs, and directed SCE to reduce the PROACT balance by $391 million and create a new regulatory asset for the same amount.  The amount is to be collected from direct access customers by reducing the existing generation credit given by 2.7(cent)per kWh.  This credit reduction will be utilized to reduce the new regulatory asset balance until the CPUC issues an order to determine a surcharge for direct access customers share of the CDWR's costs, as discussed in the paragraph below.  Once that surcharge is implemented, the contribution by direct access customers to the new regulatory asset balance will be reduced from 2.7(cent)per kWh to
1(cent)per kWh until the $391 million is collected, with the remainder of the 2.7(cent)per kWh utilized for other costs associated with direct access customers. SCE had requested that direct access customers be responsible for $540 million of its past power procurement costs and will request the CPUC to modify its interim decision accordingly.  Once the interim decision becomes permanent, SCE expects to reduce the PROACT balance and create a new regulatory asset.  The net effect of this action will accelerate the timing of PROACT recovery.

Direct Access - Exit Fees.  The CPUC allocated the CDWR's costs of power purchases among the California utilities and each utility's customers.  However, the CPUC deferred a decision on the responsibility of direct access customers to pay a portion of the CDWR's costs.  On June 6, 2002, parties submitted proposals to the CPUC regarding the appropriate charges to these customers and methods for assessing those charges.  Rebuttal testimony has been filed and evidentiary hearings have been held.

One of the issues in this case is the level of cap placed on total direct access surcharges (including the
Historical Procurement Charge).  If the CPUC maintains that cap at the same 2.7(cent)per kWh, discussed above, total annual revenue is expected to increase by about $320 million.  About $120 million of this amount will be contributed to the recovery of the new regulatory asset (credited to the PROACT) and the remaining approximately
$200 million will go toward paying direct access customers' responsibility for the CDWR's costs.  Amounts contributed by direct access customers to recover the CDWR's costs will result in a reduction of the CDWR's revenue requirement to be paid by SCE's bundled service customers, increasing the amount of revenue applied to the PROACT balance, thus expediting the recovery of the PROACT balance.

CDWR Revenue Requirement Proceeding
-----------------------------------

In accordance with an agreement SCE and the CDWR executed on February 28, 2002, SCE paid the CDWR for previously delivered imbalance energy (plus interest) in three installments ($100 million on April 1, 2002; $150 million on
June 3, 2002; and the balance of $120 million on July 1, 2002).  In a decision dated March 21, 2002, the CPUC approved the February 28 agreement between SCE and the CDWR.

On June 14, 2002, the CDWR issued an updated revenue requirement of $5.5 billion for calendar year 2003, for its bond costs and power procurement costs.  Comments on the updated revenue requirement were submitted to the CDWR on July 16, 2002.  Based on some or all of those comments, the CDWR is expected to revise its updated revenue requirement and file it with the CPUC in the third quarter of 2002.  The CPUC will then determine how the updated revenue requirement will be allocated among the customers of the California electric utilities.  Based on the
2003 CDWR revenue requirement filing, SCE's share of the CDWR's revenue requirement for 2003 could increase by as much as $400 million, assuming the same allocation percentage used by the CPUC in 2001 and 2002.  On August 9,
2002, the CDWR issued a Notice of Significant Additional Material Relied Upon in Proposed Determination of a
Revenue Requirement.  It appears from the information referenced in this notice that the CDWR could adopt a revenue requirement as high as $5.8 billion for calendar year 2003, in which case SCE's share would likely be higher then the $400 million discussed above.  The CDWR revenue requirement is likely to be adjusted for undercollections or overcollections in 2001-2002.  At this time, SCE is unable to predict what effect, if any, the 2003 CDWR revenue requirement will have on the timing of the PROACT recovery.

Temporary Surcharge
-------------------

As discussed in Operating Revenue, the CPUC allowed the continuation of the 1/2(cent)surcharge that was scheduled to terminate in June 2002 and required SCE to track the associated revenue in a balancing account, until the CPUC determines the use of the surcharge.  The continuation of the surcharge will be reported as an increase to revenue and cash by as much as $200 million for the remainder of 2002 and $350 million in 2003, but will have no impact on earnings.  SCE assumes this increased revenue will be used to offset the CDWR's higher revenue requirement, and has incorporated that assumption in its current projection of the timing of PROACT recovery.

URG Decision
------------

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

o        Establishes an amortization schedule for SCE's nuclear facilities that reflects their current remaining
         Nuclear Regulatory Commission license durations, using unamortized balances as of January 1, 2001, as a starting point;

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

Based on this decision, during the second quarter of 2002, SCE reestablished for financial reporting purposes regulatory assets related to its unamortized nuclear facilities, purchased-power settlements and flow-through taxes, reduced the PROACT regulatory asset balance (by $256 million), and recorded a corresponding credit to earnings of $480 million after tax.  The reduction in the PROACT balance reflects a change in SCE's unamortized nuclear facilities amortization schedule to reflect a ten-year amortization period rather than a four-year amortization period, which was used to calculate the PROACT, for ratemaking purposes, during the last four months of 2001.  Implementation of the URG decision, together with the PROACT mechanism, allowed SCE to reestablish substantially all of the regulatory assets previously written off to earnings.

Generation Procurement Proceeding
---------------------------------

In October 2001, the CPUC directed SCE and the other major California electric utilities to provide recommendations for establishing policies and mechanisms to enable the utilities to resume power procurement by
January 1, 2003.  In its responses to the order, SCE stated, among other things, that any CPUC-approved procurement framework must include processes to assure full, certain, and timely recovery of reasonable procurement costs, and clear guidelines and pre-approvals, when appropriate, instead of after-the-fact reasonableness reviews.  SCE also emphasized the necessity of regaining an investment-grade credit rating before it resumes purchasing power for customers.  Without an investment-grade credit rating, SCE would experience difficulty in obtaining financing and entering into long-term power contracts to mitigate commodity price risks.

SCE also asked the CPUC to approve an interim procedure for SCE to enter into contracts jointly with the CDWR primarily for early procurement of capacity.  By joining with the CDWR (which counterparties are willing to enter into long-term contracts with), SCE could obtain long-term contracts before the CDWR's power contracting authority expires on December 31, 2002, and in advance of SCE regaining an investment-grade credit rating.

CPUC also is addressing the issue of allocating among the three major California utilities the energy that will be provided under contracts already entered into by the CDWR.  This allocation will affect SCE's residual net short (i.e., the amount of energy SCE must procure for its customers from sources other than its own generating plants and power purchase contracts, as well as, energy allocated to SCE's customers from the CDWR contracts).
The allocation may impact the timing of the PROACT balance recovery or require a rate increase to ensure SCE is fully recovering its procurement costs.

On July 3, 2002, the California Legislature unanimously passed as an urgency measure Assembly Bill (AB) 57, which states an intent for SCE and the other California utilities to resume procuring power for their customers by
January 1, 2003.  The bill, which has not yet been delivered to the Governor for his signature, provides that a procurement plan approved for a utility by the CPUC shall, among other things: (a) enable the utility to fulfill its obligation to serve its customers at just and reasonable rates; (b) eliminate the need for after-the-fact reasonableness reviews of the utility's actions in compliance with the plan; (c) ensure timely recovery of costs incurred under the plan; and (d) moderate the price risk to the utility of serving its retail customers.  The bill states that the CPUC shall not approve a feature or mechanism in a utility's procurement plan if the CPUC finds that it would impair the restoration of, or lead to a deterioration of, the utility's creditworthiness.
The bill calls for the CPUC to make an allocation of electricity provided under the CDWR contracts among the utilities, and for the utilities to submit a procurement plan within 60 days thereafter.  After the CPUC approves a procurement plan, the bill requires the CPUC to allow at least 90 days before the utilities resume procurement.  The bill permits bilateral contracting and other hedging activities.
SCE believes that the bill, if signed into law, would provide a framework under which SCE's credit rating can be restored and would set forth the criteria for a fully functional procurement and ratemaking plan.

If SCE were required to resume power procurement before it has an investment-grade credit rating, the cash requirements could have an adverse effect on SCE's liquidity.  SCE is unable to predict what effect the generation procurement proceeding or AB 57, if signed by the Governor and enacted into law, will have on the currently projected timing of PROACT recovery.

Mohave Generating Station Application
-------------------------------------

On May 17, 2002, SCE filed with the CPUC an application to address the future disposition of SCE's share of the
Mohave Generating Station (Mohave). Mohave obtains all of its coal supply from a mine in northeast Arizona on lands of the Navajo Nation and Hopi Tribe (the Tribes). This coal is delivered from the mine to Mohave by means of a coal slurry pipeline, which requires water that is obtained from groundwater wells located on lands of the
Tribes in the mine vicinity.

Due to the lack of progress in negotiations with the Tribes and other parties to resolve several coal and water supply issues, SCE's application states that it appears that it probably will not be possible for SCE to extend
Mohave's operation beyond 2005.  Since the passage of a legislative bill, which prevented completion of a pending sale of SCE's share of Mohave, uncertainty over a post-2005 coal supply has also prevented SCE and the other
Mohave co-owners from starting to install extensive pollution control equipment that must be put in place if
Mohave's operations are extended past 2005.

SCE intends to continue to negotiate to resolve the coal supply and slurry-water issues.  If those issues are satisfactorily resolved by the end of 2002, SCE's application states that it will seek CPUC authorization for making the necessary pollution control expenditures and certain other investments upon determination that such expenditures are economic and in SCE's customer's interest.  Because SCE expects that CPUC action on this request could take a year or more, SCE's May 17, 2002, application requests either: a) pre-approval for SCE to immediately begin spending up to $58 million on Mohave pollution controls if the outstanding coal and slurry-water issues are sufficiently resolved by year-end 2002; or b) authority for SCE to establish certain balancing accounts and otherwise begin preparing to not extend Mohave's coal-fired operations at the end of 2005.

Several parties filed protests or responses to SCE's application on July 1, 2002.  Some of these support, at least in part, authorization for the interim funding to extend Mohave's operation, but none of them provide, in
SCE's view, solutions to the coal and slurry-water issues that must be resolved for Mohave to be reasonably assured of a post-2005 coal supply.

The outcome of SCE's application is not expected to impact Mohave's operation through 2005.  Consequently, SCE does not expect this matter to have a material impact on the PROACT balance or the timing its recovery.

Transmission and Distribution

PBR Decision
------------

SCE's revenue related to distribution operations is determined through a PBR mechanism.  The distribution PBR mechanism was to have ended in December 2001, but in June 2001 the CPUC extended the mechanism until SCE's next
GRC, which is expected to be effective in 2003.  On April 22, 2002, the CPUC issued a decision that modifies the
PBR mechanism in the following significant respects:

o        SCE's current PBR distribution sales mechanism is converted to a revenue requirement mechanism to prevent material revenue under or overcollections resulting from changes in retail rates.  A balancing account will be established to record any under or overcollections.  This is retroactively effective as of June 14, 2001.

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

As a result of this decision, SCE expects its earnings for 2002 to increase by approximately $145 million.
During the second quarter of 2002, SCE recorded credits to earnings of approximately $26 million for revenue undercollections during the period June 14, 2001, through December 31, 2001, and $23 million and $32 million for revenue undercollections for the first and second quarters of 2002, respectively.  SCE projects additional credits to earnings for revenue undercollections of approximately $64 million during the remaining six months of
2002.  All of these amounts are on an after-tax basis.  This decision is incorporated into SCE's current projection of the timing of PROACT recovery.

CPUC GRC Proceeding
-------------------

In December 2001, SCE submitted a notice of intent to file its 2003 GRC with the CPUC, requesting an increase of approximately $500 million in revenue (compared to 2000 recorded revenue) for its distribution and generation operations.  On May 3, 2002, SCE filed its formal application for the 2003 GRC.  After taking into account the effects of the CPUC's April 22 PBR decision, SCE reduced the revenue increase requested in the application to
$286 million.  The requested revenue increase is primarily related to capital additions and projected increases in pension and benefit expenses.  Hearings are now scheduled to begin in the fourth quarter of 2002.  A final decision is expected in mid-2003.

Wholesale Electricity Markets

On July 25, 2001, the FERC issued an order that limits potential refunds from alleged overcharges by energy suppliers to the ISO and PX spot markets during the period from October 2, 2000 through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge conducted evidentiary hearings on this matter in March 2002 and further hearings are scheduled in August 2002.  SCE cannot predict the amount of any potential refunds.  Under the settlement agreement with the CPUC, any refunds will be applied to reduce the PROACT balance until the PROACT is fully recovered.  After PROACT recovery is complete, 90%
of any refunds will be refunded to ratepayers.  SCE has not incorporated any potential refunds into its current projection of the timing of PROACT recovery.

On July 17, 2002, the FERC issued an order reviewing the ISO's proposals to redesign the market and implementing a market power mitigation program for the 11-state western region.  The FERC declined to extend beyond September
30, 2002, all of the market mitigation measures it had previously adopted.  However, effective October 1, 2002, the FERC extended a requirement, first ordered in its June 19, 2001, decision, that all western energy sellers offer for sale all operationally and contractually available energy.  It also ordered a cap on bids for real-time energy and ancillary services of $250/MWh to be effective beginning October 1, 2002, and ordered various other market power mitigation measures.  The FERC did not set a specific expiration date for its new market mitigation plan.  SCE cannot predict whether the new market mitigation plan adopted by the FERC will be sufficient to mitigate market price volatility in the wholesale electricity markets in which SCE will be purchasing its residual net short electricity requirements.

Holding Company Proceeding

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
The decision did not determine if any of the utility holding companies had violated this condition, reserving such a determination for a later phase of the proceedings.  On February 11, 2002, SCE and Edison International
filed an application for rehearing of the decision.  On July 17, 2002, the CPUC affirmed its earlier decision on the first priority condition and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  SCE and Edison
International intend to challenge the CPUC decision on the first priority condition (and Edison International intends to challenge the CPUC on the jurisdictional matter) and are evaluating the timing and manner of doing
so.  Edison International cannot predict what effects this investigation or any subsequent actions by the CPUC may have on Edison International or any of its subsidiaries.

OTHER MATTERS

Environmental Remediation

SCE's projected environmental capital expenditures are $2.0 billion for the 2002-2006 period, mainly for undergrounding certain transmission and distribution lines.  This amount has been increased from the amount projected at December 31, 2001, to reflect the results from SCE's annual environmental cost study for 2001 completed in April 2002.

Long-Term Incentive Plans

For a detailed description of Edison International's long-term incentive plans, see the Stock Options and Other
Equity-Based Awards disclosure in Note 9-Employee Compensation and Benefit Plans of SCE's 2001 annual report to shareholders.  As indicated in Note 9, SCE measures compensation expense related to stock-based compensation by the intrinsic value method.  If SCE were to adopt the fair-value method of accounting and charge the cost of the stock options to expense, effective with stock options granted in 2002, earnings for the six months ended June
30, 2002, would have been reduced by approximately $150,000 and earnings for fiscal year 2002 would be reduced by approximately $1 million, based on a Black-Scholes option-pricing model.

San Onofre Inspection

SCE's San Onofre Unit 2 returned to service on July 2, 2002, after a 43-day outage for scheduled refueling and maintenance.  During this outage, a detailed inspection of the reactor vessel head nozzle penetrations was conducted.  The reactor vessel head nozzle penetrations have received industry attention recently due to the leakage from such nozzles at the Davis Besse nuclear plant in Ohio.  The inspection conducted at San Onofre Unit
2 found no indications of leakage or degradation in the reactor vessel head nozzle penetrations.  San Onofre Unit
3's nozzle penetrations will be inspected as part of its scheduled refueling and maintenance outage in the first quarter of 2003.

Federal Income Taxes

On August 7, 2002, Edison International received a notice from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for Edison International's 1994 to 1996 tax years.  The vast majority of the tax deficiencies are timing differences and therefore, amounts ultimately paid, if any, would benefit Edison International as future tax deductions.  Edison International will challenge the deficiencies asserted by the IRS.  Edison International believes that it has meritorious legal defenses to those deficiencies and SCE believes that the ultimate outcome of this matter will not result in a material impact on
SCE's consolidated results of operations or financial position.

NEW ACCOUNTING STANDARDS

SCE is studying the impact of the new Asset Retirement Obligations standard to be implemented in 2003, and is unable to predict at this time the impact on its financial statements.

SCE implemented the new Goodwill and Other Intangibles standard on January 1, 2002.  Adoption of this standard did not materially impact its results of operations or financial position.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

In the preceding MD&A and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially from those anticipated.  Risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE, include among other things:

o         the outcome of the pending appeals of the stipulated judgment approving SCE's settlement agreement with the CPUC, and the effects of other legal actions or ballot initiatives, if any, attempting to undermine the provisions of the settlement agreement or otherwise adversely affecting SCE;

o         changes in prices and availability of wholesale electricity and natural gas or in operating costs, which could affect the timing of SCE's cost recovery;

o         changing conditions in wholesale power markets, such as general credit constraints and thin trading volumes, that could make it difficult for SCE to enter into hedging agreements;

o         the actions of securities rating agencies, including the determination of whether or when to make changes in SCE's credit ratings, the ability of SCE to regain investment-grade ratings, and the impact of current or lowered ratings and other financial market conditions on the ability of SCE to obtain needed financing on reasonable terms;

o         actions by state and federal regulatory bodies setting rates, adopting or modifying cost recovery, holding company rules, accounting and rate-setting mechanisms, as well as legislative or judicial actions affecting the same matters;

o         the effects of increased competition in energy-related businesses, including the market entrants and the effects of new technologies that may be developed in the future;

o         new or increased environmental liabilities; and

o         weather conditions, natural disasters, and other unforeseen events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 3 is included in Item 2, Management's Discussion and Analysis of Results of
Operations and Financial Condition, on page 16 incorporated herein by reference to General Instruction D (1).

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                                       San Onofre Personal Injury Litigation

As previously reported in Part 1, Item 3 of SCE's Annual Report on Form 10-K for the fiscal year ended December
31, 2001 (SCE Form 10-K), and in Part II, Item 1 of SCE's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2002 (First Quarter 10-Q), SCE was actively involved in four lawsuits claiming personal injuries allegedly resulting from exposure to radiation at San Onofre.  In addition, SCE was previously involved, along with other defendants, in two earlier cases raising similar allegations.  Plaintiffs in five of the cases had reached an agreement with SCE to stay all proceedings in those matters, including trial, pending the results of the November 17, 1995, case that was then before the Ninth Circuit Court of Appeals.  The parties agreed that if the plaintiffs in the November 17, 1995, lawsuit did not receive a favorable determination on their appeal, then the five other lawsuits would be dismissed.  If, however, the plaintiffs in the November 17, 1995, lawsuit received a favorable determination on appeal, the other matters would proceed.

On May 20, 2002, the United States Supreme Court denied plaintiffs' petition for a writ of certiorari in the
November 17, 1995, lawsuit.  Plaintiffs' time to seek rehearing of that denial expired on June 14, 2002.  Because the plaintiffs in the November 1995 lawsuit did not receive a favorable determination, the remaining five cases have been dismissed with prejudice.

                                             Navajo Nation Litigation

As previously reported in Part I, Item 3 of Edison International's 2001 Form 10-K, on June 18, 1999, SCE was
served with a complaint filed by the Navajo Nation in the United States District Court for the District of
Columbia (D.C. District Court) against Peabody Holding Company and certain of its affiliates (Peabody), Salt
River Project Agricultural Improvement and Power District, and SCE.  The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.

On February 21, 2002, Peabody filed a demand to arbitrate in United States District Court in Arizona (Arizona
District Court) pursuant to a provision of their agreement with the Navajo Nation.  At the same time, Peabody and
SCE filed cross claims against the Navajo Nation in the D.C. District Court action, alleging that the Navajo
Nation had breached a prior settlement agreement and award between Peabody and the Navajo Nation by filing their lawsuit.  Additionally, Peabody and SCE filed a motion to transfer the action to the Arizona District Court or to stay the D.C. District Court action pending the outcome of arbitration-related proceedings.  This motion was made in conjunction with Peabody's seeking the order in the Arizona District Court for arbitration.  The D.C. District
Court denied Peabody's and SCE's motion to transfer the action to Arizona, or to stay the action pending the outcome of the proceeding in the Arizona District Court arbitration-related proceedings.  Peabody and SCE have appealed this ruling.

Peabody has filed a motion for summary judgment in the Arizona District Court proceeding, seeking an order that some of the claims asserted by the Navajo Nation in the D.C. District Court action over royalty rates on coal leases were resolved in a prior settlement and award between Peabody and the Navajo Nation.  Alternatively,
Peabody seeks an order requiring the Navajo Nation to arbitrate the claims that are the subject of the D.C.
District Court action in Arizona.  The Navajo Nation has moved to dismiss the Arizona District Court action or, alternatively, to have the matter transferred and consolidated with the D.C. District Court action.

                                         Qualifying Facilities Litigation

As previously reported in Part I, Item 3 of SCE's 2001 Form 10-K, and in Part II, Item 1 of SCE's First Quarter
10-Q, SCE has been involved in a number of legal actions brought by various QFs, alleging SCE's failure to timely pay for power deliveries made from November 1, 2000, through March 26, 2001 (Payment Suspension
Period).  The QF plaintiffs have included gas-fired cogenerators and owners of solar, wind, geothermal and biomass projects, with the lawsuits, in aggregate, seeking payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages.  Many of these QF lawsuits also have sought an order allowing the suppliers to stop providing power to SCE so that they may sell to other purchasers.  Plaintiffs in most of these cases have entered into settlement agreements providing for stays of litigation, payments to the QFs upon the occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.  On March 1, 2002, and with several exceptions related to unique disputes or other unique circumstances, including the status of regulatory approval, SCE paid the amounts due under the settlement agreements with these QFs, which triggered the releases and other provisions effectuating the settlements.

As a result of SCE's above-mentioned payments, and with certain exceptions described below, the lawsuits have either been dismissed or are in the process of being dismissed.

o        Inland Paperboard and Packaging, Inc. (Inland):  SCE opposes Inland's claims.  SCE has filed a motion for summary judgment addressing several of Inland's claims.  A hearing on this motion took place on August
     6, 2002.  The motion was not resolved at that time and a further hearing has been set for August 20, 2002.
     Trial had been set for August 6, 2002, although the trial date has been vacated due to the filing of the foregoing summary judgment motion.

o        Cabazon Power Partners:  Although previously stayed, the matter has been reactivated.  Trial was originally set to occur on October 2, 2002, but that trial date has been vacated and a new date is expected to be set by the court.

o        Watson Cogeneration Co., Midway-Sunset Cogeneration Company, U.S. Borax, Inc. (Borax), NP Cogen, Inc.
     (NP Cogen), and Black Hills Ontario, LLC:  The CPUC approved the application for approval of the settlement agreement in the N.P. Cogen action and the lawsuit has been dismissed.  In the Borax case, in exchange for payment received, plaintiff has agreed to release its nonpayment-related claims against SCE after receiving a March 1 payment from SCE.  The Borax lawsuit has also been dismissed.  SCE has sought Commission approval of various aspects of the Watson, Midway-Sunset and Black Hills agreements.  The Commission has not yet ruled on SCE's application.

o        Salton Sea Power Generation, LP, IMC Chemicals, Inc. and Luz Solar Partners, Ltd. III:  These QFs have been paid amounts owing under their settlement agreements with SCE.  The remaining outstanding issues have now been resolved and these parties have filed requests for dismissal of their lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

At SCE's Annual Meeting of Shareholders on May 14, 2002, shareholders elected eleven nominees to the Board of
Directors.  The number of broker non-votes for each nominee was zero.  The number of votes cast for and withheld from each Director-nominee were as follows:

                                                                      Number of Votes
                                                      ------------------------------------------------
        Name                                                    For                   Withheld
        ----
                                                      ------------------------- ----------------------
        Alan J. Fohrer                                      463,470,466                390,328
        Bradford M. Freeman                                 463,476,286                384,508
        Joan C. Hanley                                      463,457,974                408,820
        Bruce Karatz                                        463,427,520                433,274
        Luis G. Nogales                                     463,425,826                434,968
        Ronald L. Olson                                     463,468,180                392,614
        James M. Rosser                                     463,454,146                406,648
        Richard T. Schlosberg, III                          463,421,176                439,618
        Robert H. Smith                                     463,465,162                395,362
        Thomas C. Sutton                                    463,476,598                384,196
        Daniel M. Tellep                                    463,457,110                403,684

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

         3.3      Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on
                  January 1, 2002 (File No. 1-2313, Form 10-K for year ended December 31, 2001)*

         10.1     Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan
                  (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form 10-Q for the quarter ended June 30, 2002)*

         10.2     Director Deferred Compensation Plan as amended May 14, 2002  (File No. 1-9936, filed as Exhibit
                  10.4 to the Edison International Form 10-Q for the quarter ended June 30, 2002)*

         10.3     Executive Grantor Trust Agreement Amendment 2002-1 (File No. 1-9936, filed as Exhibit 10.3 to the Edison International Form 10-Q for the quarter ended June 30, 2002)*

         10.4     Director Grantor Trust Agreement Amendment 2002-1  (File No. 1-9936, filed as Exhibit 10.4 to the Edison International Form 10-Q for the quarter ended June 30, 2002)*

         99       Statement Pursuant to 18 U.S.C. Section 1350

(b)      Reports on Form 8-K:

         Date of Report                         Date Filed                      Item(s) Reported
         --------------                         ----------                      ----------------

         May 8, 2002                           May 10, 2002                           4 and 7

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

                                                            SOUTHERN CALIFORNIA EDISON COMPANY
                                                                       (Registrant)

                                                     By       /s/THOMAS M. NOONAN
                                                              --------------------------------
                                                              THOMAS M. NOONAN
                                                              Vice President and Controller

                                                     By       /s/ KENNETH S. STEWART
                                                              --------------------------------
                                                              KENNETH S. STEWART
                                                              Assistant General Counsel and
                                                              Assistant Secretary

August 14, 2002