Form 10-Q
period 2002-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2002-11-14
CIK 92103

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

(Mark One)

/X/    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended         September 30, 2002

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

                           Class                        Outstanding at November 12, 2002
  -----------------------------------------------    -----------------------------------------
                Common Stock, no par value                        434,888,104

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                           Page
                                                                                                            No.
Part I.  Financial Information:

         Item 1.   Consolidated Financial Statements:

                   Consolidated Statements of Income - Three and Nine Months
                      Ended September 30, 2002, and 2001 (Unaudited)                                        1

                   Consolidated Statements of Comprehensive Income -
                      Three and Nine Months Ended September 30, 2002,
                      and 2001 (Unaudited)                                                                  1

                   Consolidated Balance Sheets - September 30, 2002 (Unaudited),
                      and December 31, 2001                                                                 2

                   Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 2002, and 2001 (Unaudited)                            4

                   Notes to Consolidated Financial Statements                                               5

         Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                                                13

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              32

         Item 4.   Controls and Procedures                                                                 32

Part II. Other Information:

         Item 1.   Legal Proceedings                                                                       33

         Item 6.   Exhibits and Reports on Form 8-K                                                        35

         Signatures

         Certifications

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                3 Months Ended                   9 Months Ended
                                                                 September 30,                    September 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                  2002          2001               2002         2001
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Operating revenue                                         $ 2,864        $ 2,726           $ 6,957      $ 5,830
-------------------------------------------------------------------------------------------------------------------
Fuel                                                           59             57               160          154
Purchased power                                               780            759             1,615        3,290
Provisions for regulatory adjustment clauses - net            889             (5)            1,255         (124)
Other operation and maintenance                               474            432             1,410        1,293
Depreciation, decommissioning and amortization                189            161               578          479
Property and other taxes                                       27             28                83           86
Net gain on sale of utility plant                              (6)            --                (6)          (9)
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                                    2,412          1,432             5,095        5,169
-------------------------------------------------------------------------------------------------------------------
Operating income                                              452          1,294             1,862          661
Interest and dividend income                                   48             25               211           76
Other nonoperating income                                       9              6                28           28
Interest expense - net of amounts capitalized                (132)          (221)             (456)        (581)
Other nonoperating deductions                                  16             (2)                7          (18)
-------------------------------------------------------------------------------------------------------------------
Net income before taxes                                       393          1,102             1,652          166
Income tax                                                    155            445               562           68
-------------------------------------------------------------------------------------------------------------------
Net income                                                    238            657             1,090           98
Dividends on preferred stock                                    4              6                15           17
-------------------------------------------------------------------------------------------------------------------
Net income available for common stock                     $   234        $   651           $ 1,075       $   81
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                3 Months Ended                   9 Months Ended
                                                                 September 30,                    September 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                  2002          2001               2002         2001
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Net income                                                  $ 238          $ 657           $ 1,090       $   98
Other comprehensive income, net of tax:
   Cumulative effect of change in accounting for derivatives   --             --                --          397
   Unrealized gain (loss) on cash flow hedges                   1              1                11         (420)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                        $ 239          $ 658           $ 1,101       $   75
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                       September 30,              December 31,
In millions                                                                2002                       2001
--------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS

Cash and equivalents                                                   $   1,290                  $   3,414
Receivables, less allowances of $38 and $32
   for uncollectible accounts at respective dates                            979                      1,093
Accrued unbilled revenue                                                     582                        451
Fuel inventory                                                                11                         14
Materials and supplies, at average cost                                      154                        146
Accumulated deferred income taxes - net                                       85                        433
Regulatory assets - net                                                       61                         83
Prepayments and other current assets                                         194                        145
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                       3,356                      5,779
-------------------------------------------------------------------------------------------------------------------
Nonutility property - less accumulated provision
   for depreciation of $26 and $17 at respective dates                       157                        159
Nuclear decommissioning trusts                                             2,107                      2,275
Other investments                                                            195                        224
-------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                         2,459                      2,658
-------------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
   Transmission and distribution                                          13,858                     13,568
   Generation                                                              1,754                      1,729
Accumulated provision for depreciation and decommissioning                (8,244)                    (7,969)
Construction work in progress                                                653                        556
Nuclear fuel, at amortized cost                                              137                        129
-------------------------------------------------------------------------------------------------------------------
Total utility plant                                                        8,158                      8,013
-------------------------------------------------------------------------------------------------------------------
Regulatory assets - net                                                    4,862                      5,528
Other deferred charges                                                       521                        475
-------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                     5,383                      6,003
-------------------------------------------------------------------------------------------------------------------

Total assets                                                           $  19,356                  $  22,453
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                       September 30,              December 31,
In millions, except share amounts                                          2002                       2001
--------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt                                                        $      --                  $   2,127
Long-term debt due within one year                                           872                      1,146
Preferred stock to be redeemed within one year                                 9                        105
Accounts payable                                                             917                      3,261
Accrued taxes                                                              1,101                        823
Other current liabilities                                                  1,551                      1,645
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                  4,450                      9,107
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                             5,573                      4,739
-------------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                                    2,882                      3,365
Accumulated deferred investment tax credits                                  150                        153
Customer advances and other deferred credits                                 804                        739
Power-purchase contracts                                                     300                        356
Accumulated provision for pensions and benefits                              528                        420
Other long-term liabilities                                                  155                        148
-------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                               4,819                      5,181
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
   (Notes 2 and 4)

Preferred stock:
   Not subject to mandatory redemption                                       129                        129
   Subject to mandatory redemption                                           147                        151
-------------------------------------------------------------------------------------------------------------------
Total preferred stock                                                        276                        280
-------------------------------------------------------------------------------------------------------------------
Common stock (434,888,104 shares outstanding at each date)                 2,168                      2,168
Additional paid-in capital                                                   343                        336
Accumulated other comprehensive income (loss)                                (12)                       (22)
Retained earnings                                                          1,739                        664
-------------------------------------------------------------------------------------------------------------------
Total common shareholder's equity                                          4,238                      3,146
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                             $  19,356                  $  22,453
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 9 Months Ended
                                                                                  September 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                               2002                      2001
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                             $ 1,090                  $     98
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation, decommissioning and amortization                          578                       479
   Other amortization                                                       78                        60
   Deferred income taxes and investment tax credits                       (493)                      (35)
   Regulatory assets - long-term - net                                   1,003                      (388)
   Other assets                                                             25                       (93)
   Other liabilities                                                       111                        60
   Changes in working capital:
      Receivables and accrued unbilled revenue                             (18)                     (620)
      Regulatory liabilities - short-term - net                             70                       (59)
      Fuel inventory, materials and supplies                                (6)                       (9)
      Prepayments and other current assets                                 (50)                      (71)
      Accrued interest and taxes                                           225                       258
      Accounts payable and other current liabilities                    (2,354)                    2,662
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  259                     2,342
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued                                                    1,600                        --
Long-term debt repaid                                                   (1,000)                       --
Bonds remarketed (repurchased) and funds held in trust                     191                      (130)
Redemption of preferred securities                                        (100)                       --
Rate reduction notes repaid                                               (176)                     (174)
Nuclear fuel financing - net                                               (59)                      (14)
Short-term debt financing - net                                         (2,127)                      680
Dividends paid                                                             (36)                       (1)
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                        (1,707)                      361
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and plant                                           (694)                     (525)
Net funding of nuclear decommissioning trusts                                1                         3
Sales of investments in other assets                                        17                        11
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (676)                     (511)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                         (2,124)                    2,192
Cash and equivalents, beginning of period                                3,414                       583
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                    $ 1,290                  $  2,775
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report have been included.  The results of operations for the period ended September 30, 2002, are not necessarily indicative of the operating results for the full year.

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

Note 1.  New Accounting Standards

On January 1, 2001, SCE adopted a new accounting standard for derivative financial instruments and hedging activities.  Adoption of this standard had no material impact on SCE's financial statements.  Effective April 1,
2002, SCE also adopted an authoritative accounting interpretation to this standard, which precludes fuel contracts that have variable amounts from qualifying under the normal purchases and sales exception.  The adoption of this interpretation had no impact on SCE's financial statements.

A new accounting standard, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for SCE on January 1, 2003.  SCE is studying the effects of the new standard and has not yet determined the potential impact on its financial statements.

Note 2.  Regulatory Matters

California Public Utilities Commission Litigation Settlement Agreement

Southern California Edison (SCE) and the California Public Utilities Commission (CPUC) entered into a settlement of SCE's lawsuit against the CPUC, which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  A key element of the settlement agreement was the establishment of a $3.6 billion rate-recovery mechanism called the procurement-related obligations account (PROACT) as of August 31, 2001.  The
Utility Reform Network (TURN), a consumer advocacy group, and other parties appealed to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal, and on September 23, 2002, the court issued its opinion.  In the opinion, the court affirmed the district court on all claims, with the exception of the challenges founded upon California state law, which the appeals court referred to the California
Supreme Court.  Specifically, the appeals court affirmed the district court in the following respects:  (1) the district court did not err in denying the motions to intervene brought by entities other than TURN; (2) the district court did not err in denying standing for the entities other than TURN to appeal the stipulated judgment; (3) the district court was not deprived of original jurisdiction over the lawsuit; (4) the district court did not err in declining to abstain from the case; (5) the district court did not exceed its authority by approving the stipulated judgment without TURN's consent; (6) the district court's approval of the settlement agreement did not deny TURN due process; and (7) the district court did not violate the Tenth Amendment of the
United States Constitution in approving the stipulated judgment.  In sum, the appeals court concluded that none of the substantive arguments

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on federal statutory or constitutional law compelled reversal of the district court's approval of the stipulated judgment.

However, the appeals court stated in its opinion that there is a serious question whether the settlement agreement violated state law, both in substance and in the procedure by which the CPUC agreed to it.  The appeals court added that if the settlement agreement violated state law, the CPUC lacked capacity to consent to the stipulated judgment, and the stipulated judgment would need to be vacated.  The appeals court indicated that, on a substantive level, the stipulated judgment appears to violate California's electric industry restructuring statute providing for a rate freeze.  The appeals court also indicated that, on a procedural level, the stipulated judgment appears to violate California laws requiring open meetings and public hearings.  Because federal courts are bound by the pronouncements of the state's highest court on applicable state law, and because the federal appeals court found no controlling precedents from California courts on the issues of state law in this case, the appeals court issued a separate order certifying those issues to the California Supreme Court and requested that the California Supreme Court accept certification.

The appeals court stayed further proceedings in the case pending a response from the California Supreme Court on the request for certification.  The appeals court did not stay the continued operation of the settlement agreement, thus collection of past procurement costs under PROACT is continuing.  On October 29, 2002, SCE filed a brief requesting that the California Supreme Court answer the appeals' court certification and requesting that hearing of the matter be placed on the California Supreme Court's March 2003 calendar, or heard at the court's earliest convenience.  SCE continues to operate under the settlement agreement.  SCE continues to believe it is probable that SCE ultimately will recover its past procurement costs through regulatory mechanisms, including the
PROACT.  However, SCE cannot predict with certainty the outcome of the pending legal proceedings.

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

In April 2002, the Foundation for Taxpayer and Consumer Rights (FTCR), an advocacy group, filed a petition in the
California Supreme Court against the CPUC.  The FTCR's petition asserted that, among other things, the CPUC exceeded its authority and violated state law in approving the settlement agreement and stipulated judgment with
SCE.  The petition sought a declaration that the CPUC cannot agree not to enforce any state law unless an appellate court has determined that the state law is invalid, unconstitutional, or unenforceable.  The FTCR's petition expressly stated that it did not seek any order from the California Supreme Court with respect to the stipulated judgment implementing the settlement agreement between the CPUC and SCE; and the petition did not request any judicial actions regarding the settlement agreement.  The FTCR is not a party to TURN's federal court appeal concerning the stipulated judgment.  On August 14, 2002, the California Supreme Court issued a summary denial of the FTCR's petition.

Electric Line Maintenance Practices Proceeding

In August 2001, the CPUC issued an order instituting investigation (OII) regarding SCE's overhead and underground electric line maintenance practices.  The OII is based on a report issued by the CPUC's Protection and Safety
Consumer Services Division (CPSD), which alleges SCE had a pattern of noncompliance with the CPUC's General
Orders for the maintenance of electric lines over the period 1998 - 2000.  The OII also alleges that noncomplying conditions were involved in 37 accidents resulting in death, serious injury, or property damage.  The CPSD identified 4,721 alleged violations of the General Orders during the three-year period.  The OII placed SCE on notice that it is potentially subject to a penalty of between $500 and $20,000 for each violation.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepared testimony was filed on this matter in April 2002, and hearings were concluded in September 2002.  In opening briefs filed on October 21, 2002, the CPSD recommended SCE be assessed a penalty of $97 million, while
SCE requested that the CPUC dismiss the proceeding and impose no penalties.  SCE stated in its opening brief that it has acted reasonably, allocating its financial and human resources in pursuit of the optimum combination of employee and public safety, system reliability, cost-effectiveness, and technological advances.  SCE also encouraged the CPUC to transfer consideration of issues related to development of standardized inspection methodologies and inspector training to an order instituting rulemaking to revise these General Orders opened by the CPUC in October 2001, or to a new rulemaking proceeding.  Reply briefs are due on November 18, 2002, and a decision is expected by year-end 2002 or early 2003.  SCE is unable to predict with certainty whether this matter ultimately will result in any material financial penalties or impacts on SCE.

Holding Company Proceeding

In April 2001, the CPUC issued an order instituting investigation that reopens the past CPUC decision authorizing utilities to form holding companies and initiates an investigation into, among other things:  whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  On January 9, 2002, the CPUC issued an interim decision on the first priority condition.  The decision stated that, at least under certain circumstances, the condition includes the requirement that holding companies infuse all types of capital into their respective utility subsidiaries when necessary to fulfill the utility's obligation to serve.  The decision did not determine if any of the utility holding companies had violated this condition, reserving such a determination for a later phase of the proceedings.  On February 11, 2002, SCE and Edison International filed an application for rehearing of the decision.  On July 17, 2002, the CPUC affirmed its earlier decision on the first priority condition and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  On August 21, 2002, Edison International and SCE jointly filed a petition requesting a review of the CPUC's decisions with regard to first priority considerations.  SCE cannot predict with certainty what effects this investigation or any subsequent actions by the CPUC may have on SCE.

Utility-Retained Generation (URG) Proceeding

On April 4, 2002, the CPUC issued a decision to return URG assets to cost-of-service ratemaking through the end of 2002.  After that time, SCE's URG-related revenue requirement will be determined through the 2003 general rate case proceeding.  Key elements of the URG decision are: retention of the San Onofre incentive pricing mechanism through 2003; recovery of incurred costs for all URG components other than San Onofre; establishment of an amortization schedule for SCE's nuclear plants based on their remaining useful lives; and establishment of balancing accounts for utility generation, purchased power, and Independent System Operator (ISO) ancillary services.

Based on this decision, during second quarter 2002, SCE reestablished for financial reporting purposes regulatory assets related to its unamortized nuclear plant, purchased-power settlements and flow-through taxes, reduced the
PROACT balance, and recorded a corresponding credit to earnings of $480 million after tax.  The impact of the URG decision is reflected in the financial statements as a credit (decrease) to the provisions for regulatory clauses of $644 million, partially offset by an increase in deferred income tax expense of $164 million.  The reduction in the PROACT balance reflects a change in the amortization schedule of SCE's unamortized nuclear facilities from the schedule required to be used to calculate the PROACT during the last four months of 2001.  Implementation of the URG decision, together with the PROACT mechanism, allowed SCE to reestablish substantially all of the regulatory assets previously written off to earnings.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wholesale Electricity Markets

On April 25, 2001, after months of high power prices, the Federal Energy Regulatory Commission (FERC) issued an order providing for energy price controls during ISO Stage 1 or greater power emergencies (7% or less in reserve power).  The order establishes an hourly clearing price based on the costs of the least efficient generating unit during the period.  Effective June 20, 2001, the FERC expanded the April 25, 2001, order to include non-emergency periods and price mitigation in the 11-state western region through September 30, 2002.  On July 17, 2002, the
FERC issued an order reviewing the ISO's proposals to redesign the market and implementing a market power mitigation program for the 11-state western region.  The FERC declined to extend beyond September 30, 2002, all of the market mitigation measures it had previously adopted.  However, effective October 1, 2002, the FERC extended a requirement, first ordered in its June 19, 2001, decision, that all western energy sellers offer for sale all operationally and contractually available energy.  It also ordered a cap on bids for real-time energy and ancillary services of $250/MWh to be effective beginning October 1, 2002, and ordered various other market power mitigation measures.  Implementation of the $250/MWh bid cap and other market power mitigation measures were delayed until October 31, 2002, by a FERC order issued September 26, 2002.  The FERC did not set a specific expiration date for its new market mitigation plan.  SCE cannot yet determine whether the new market mitigation plan adopted by the FERC will be sufficient to mitigate market price volatility in the wholesale electricity markets in which SCE will purchase its residual net short electricity requirements (i.e., the amount of energy needed to serve SCE's customers from sources other than its own generating plants, power purchase contracts and
California Department of Water Resources (CDWR) contracts).

On July 25, 2001, the FERC issued an order that limits potential refunds from alleged overcharges by energy suppliers to the ISO and California Power Exchange (PX) spot markets during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge conducted evidentiary hearings on this matter in March, August and October 2002.  An initial decision from the judge is expected by the end of 2002 and a decision by the FERC is expected in 2003.  On August 13,
2002, in an investigation proceeding, the FERC's staff issued an initial report on manipulation of electric and natural gas prices, which identified fundamental flaws in the use of the gas price presently included in the methodology for calculating refunds.  Parties have filed comments on the FERC staff's initial report.  SCE cannot yet determine either the likelihood that the initial report will affect the FERC's determination of refunds or the amount of any potential refunds.  Under the settlement agreement with the CPUC, any refunds will be applied to reduce the PROACT balance until the PROACT is fully recovered.  After PROACT recovery is complete, 90% of any refunds will be refunded to ratepayers.  SCE has not incorporated any potential refunds into its current projection of the timing of PROACT recovery.

Note 3.  Purchased Power

SCE purchased power through the PX and ISO from April 1998 through mid-January 2001.  SCE has bilateral forward contracts with other entities and power-purchase contracts with other utilities and independent power producers classified as qualifying facilities (QFs).  Purchased power detail is provided below:

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               3 Months Ended              9 Months Ended
                                                                September 30,               September 30,
--------------------------------------------------------------------------------------------------------------
         In millions                                        2002          2001          2002           2001
--------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
         PX/ISO:
         Purchases                                        $   15        $   26       $     79      $    660
         Generation sales                                     --             2             --           324
--------------------------------------------------------------------------------------------------------------
         Purchased power - PX/ISO - net                       15            24             79           336
         Purchased power - bilateral contracts                16            53             46           142
         Purchased power - interutility/QF contracts         749           682          1,490         2,812
--------------------------------------------------------------------------------------------------------------
         Total                                             $ 780         $ 759        $ 1,615       $ 3,290
--------------------------------------------------------------------------------------------------------------

PX/ISO billing adjustments are included in all periods reported above.  Net PX/ISO amounts for the three months ended September 30, 2002, and 2001, and for the nine months ended September 30, 2002, reflect only billing adjustments.  These billing adjustments are recovered through the PROACT and have no impact on earnings.  Since
January 17, 2001, all power, other than the QF and bilateral contracts, is purchased by a state agency for delivery to SCE's customers and is not considered a cost to SCE.

Note 4.  Contingencies

In addition to the matters disclosed in these notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business.  SCE believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

Energy Crisis Issue

In October 2000, a federal class action securities lawsuit was filed against SCE and Edison International.  The lawsuit, as amended, involved securities fraud claims arising from alleged improper accounting for the energy-cost undercollections.  The complaint was supposedly filed on behalf of a class of persons who purchased
Edison International common stock between July 21, 2000, and April 17, 2001.  This lawsuit was consolidated with another similar lawsuit filed on March 15, 2001.  SCE and Edison International filed a motion to dismiss the lawsuits for failure to state a claim and on March 8, 2002, the district court dismissed the complaint with prejudice.  The plaintiffs have dismissed their appeal and on April 26, 2002, the federal court of appeals dismissed the appeal with prejudice.

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

SCE's recorded estimated minimum liability to remediate its 41 identified sites is $100 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $285 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  SCE has sold all of its gas-fueled generation plants and has retained some liability associated with the divested properties.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $39 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  Costs incurred at SCE's remaining sites are expected to be recovered through customer rates.  SCE has recorded a regulatory asset of $65 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $10 million to $25 million.  Recorded costs for the twelve months ended September 30, 2002, were $22 million.

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

Federal Income Taxes

On August 7, 2002, Edison International received a notice from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for its 1994 to 1996 tax years.  The vast majority of the tax deficiencies are timing differences and, therefore, amounts ultimately paid, if any, would benefit Edison
International as future tax deductions.  Edison International is challenging the deficiencies asserted by the
IRS, which are currently under appeal.  Edison International believes that it has meritorious legal defenses to those deficiencies and SCE believes that the ultimate outcome of this matter will not result in a material impact on SCE's results of operations or financial position.

Navajo Nation Litigation

Peabody Holding Company (Peabody) supplies coal from mines on Navajo Nation lands to the Mohave Generating
Station.  In June 1999, the Navajo Nation filed a complaint in federal district court against Peabody and certain of its affiliates, Salt River Project Agricultural Improvement and Power District, and SCE.  The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.  The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal.  The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that
Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2002, Peabody and SCE filed cross claims against the Navajo Nation, alleging that the Navajo Nation had breached a settlement agreement and final award between Peabody and the Navajo Nation by filing their lawsuit.

The Navajo Nation had previously filed suit in the Court of Claims against the United States Department of
Interior, alleging that the Government had breached its fiduciary duty concerning contract negotiations including the Navajo Nation and the defendants.  In February 2000, the Court of Claims issued a decision in the
Government's favor, finding that while there had been a breach, there was no available redress from the
Government.  Following appeal of that decision by the Navajo Nation, an appellate court ruled that the Court of
Claims did have jurisdiction to award damages and remanded the case to the Court of Claims for that purpose.  On
June 3, 2002, the Government's request for review of the case by the United States Supreme Court was granted.
Briefing on this matter has been completed and argument is scheduled for December 2002.

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, nor the impact on this complaint of the Navajo Nation's suit against the government, or the impact of the complaint on the operation of Mohave beyond 2005.

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and
Palo Verde.  Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements.  Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage.  A mutual insurance company owned by utilities with nuclear facilities issues these policies.  If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $38 million per year.  Insurance premiums are charged to operating expense.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition

The Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) for the three-
and nine-month periods ended September 30, 2002, discusses material changes in the results of operations, financial condition and other developments of Southern California Edison Company (SCE) since December 31, 2001, and as compared to the three- and nine-month periods ended September 30, 2001.  This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2001 (the year-end 2001 MD&A), which was included in Southern California Edison's 2001 annual report to shareholders and incorporated by reference into
Southern California Edison's Annual Report on Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

Earnings

In 2002, SCE's third quarter and year-to-date earnings were $234 million and $1.1 billion, respectively, compared to earnings of $651 million and $81 million, respectively, for the three and nine months ended September 30,
2001.  The 2002 year-to-date earnings include a $480 million one-time gain in the second quarter to reflect the implementation of a California Public Utilities Commission (CPUC) decision in SCE's utility-retained generation
(URG) proceeding.  In 2001, SCE's third quarter and year-to-date earnings included $518 million and $(205)
million, respectively, in procurement-related adjustments for undercollected power procurement costs.  Excluding these adjustments, SCE's third quarter and year-to-date earnings for the periods ended September 30, 2002, were
$234 million and $595 million, respectively, compared to earnings of $133 million and $287 million, respectively, for the three and nine months ended September 30, 2001.  Excluding these adjustments, the $101 million increase in SCE's third quarter 2002 earnings and the $308 million increase in year-to-date 2002 earnings primarily reflects higher revenue from the implementation of the CPUC's April 2002 decisions in SCE's performance-based ratemaking (PBR) proceeding and URG proceeding and lower interest expense.  The increases were partially offset by higher operating and maintenance expense.  The quarterly increase also reflects rewards from SCE's prior year's performance under its PBR mechanism.  The year-to-date increase also reflects increased income from San
Onofre Nuclear Generating Station Units 2 and 3, partially offset by higher depreciation expense.  Relevant regulatory proceedings are discussed below in the PROACT Regulatory Asset, URG Decision and PBR Decision sections.

Accounting principles generally accepted in the United States require SCE, at each financial statement date, to assess the probability of recovering its regulatory assets through the rate-making process.  As of December 31,
2000, SCE was unable to conclude that, under applicable accounting principles, its $4.2 billion generation and procurement-related regulatory assets were probable of recovery through the rate-making process, and wrote them off as a charge to earnings in 2000.  In the first nine months of 2001, SCE had $205 million (after tax) of power procurement costs in excess of revenue, which were expensed as incurred.

Based on the CPUC's January 23, 2002, resolution regarding the regulatory accounting for PROACT, as of December
31, 2001, SCE was able to conclude that $3.6 billion in regulatory assets previously written off were probable of recovery through the rate-making process.  As a result, SCE's year-ended December 31, 2001, consolidated income statement included a $2.1 billion credit to earnings.  In 2002, any difference between energy procurement costs and related revenue is accumulated in the PROACT balance.  See additional discussion below in the CPUC Litigation
Settlement Agreement section.

Operating Revenue

Approximately 96% of operating revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Operating revenue increased for the three and nine months ended September 30, 2002, compared to the same periods in 2001.  The increase for the three months ended September 30, 2002, was primarily due to an increase in overall sales volume, as well as an increase in revenue resulting from SCE providing its customers with energy from its own generating plants and power purchase contracts, rather than the California Department of Water Resources
(CDWR) purchasing power on behalf of SCE's customers.  Amounts SCE bills to and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning January 17, 2001) are being remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $326 million and $922 million for the three- and nine-month periods ended September 30, 2002, compared to $642 million and $1.4 billion for the three-
and nine-month periods ended September 30, 2001.  The increase in operating revenue was partially offset by a decrease in revenue arising from an increase in credits given to direct access customers in 2002, compared to
2001, due to a significant increase in the number of direct access customers.  The increase for the nine months ended September 30, 2002, compared to the same period in 2001, was also due to a 3(cent)-per-kWh surcharge authorized by the CPUC as of March 27, 2001.  Although the surcharge was authorized as of March 27, 2001, it was not collected in rates until the CPUC determined how the rate increase would be allocated among SCE's customer classes, which occurred in May 2001.  To compensate for the two-month delay in collecting the 3(cent)surcharge, the
CPUC authorized an additional $0.006 surcharge for a 12-month period beginning in June 2001, which contributed to the increase in revenue.  Subsequently, the CPUC allowed the continuation of the $0.006 surcharge that was scheduled to terminate in June 2002 and required SCE to track the associated future revenue in a balancing account, until the CPUC determines the use of such surcharge.  The continuation of the surcharge will result in an increase to revenue and cash by as much as $200 million in 2002, but will have no impact on earnings (see
Temporary Surcharge).  In addition, SCE's revenue was higher due to SCE providing its customers with a greater volume of energy generated from its own generating plants and power purchase contracts, rather than the CDWR purchasing on SCE's customers behalf, partially offset by increase in credits given to direct access customers in
2002.

With respect to increase in credits given to direct access customers in the three and nine months ended
September 30, 2002, from 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to have SCE purchase power on their behalf.  On March 21, 2002, the CPUC issued a decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001, are invalid.  Direct access arrangements entered into prior to September 20, 2001, remain valid.  Most direct access customers continue to be billed by SCE, but are given a credit for the generation costs SCE saved by not serving them.  Operating revenue is reported net of this credit.  See additional discussion on the Direct Access - Historical Procurement Charge
in the Direct Access Proceedings section below.

Operating Expenses

Purchased-power expense decreased significantly for the nine-month period ended September 30, 2002, as compared to 2001.  The decrease resulted primarily from lower expenses at SCE related to qualifying facilities (QFs), bilateral contracts and interutility contracts, as discussed below.  In addition, the decrease reflects the absence of California Power Exchange (PX)/Independent System Operator (ISO) purchased-

power expense after mid-January 2001.  See Purchased Power table in Note 3 to the Consolidated Financial
Statements in this quarterly report.

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
During the first nine months ended September 30, 2002, spot natural gas prices were significantly lower than the same periods in 2001.  The decrease in 2002 purchased-power expense related to bilateral contracts and interutility contracts was also due to the decrease in natural gas prices.

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

Provisions for regulatory adjustment clauses - net increased for both the quarter and year-to-date ended
September 30, 2002, compared to the same periods in 2001.  The third quarter increase was primarily due to overcollections related to the difference between SCE's revenue from retail electric rates (including surcharges)
and the costs that SCE is authorized by the CPUC to recover in retail electric rates used to reduce the PROACT balance, as well as revenue collected to recover the rate reduction bond regulatory asset.  The year-to-date increase was primarily due to overcollections used to recover the PROACT balance and revenue collected to recover the rate reduction bond regulatory asset, partially offset by the impact of SCE's implementation of CPUC decisions related to URG and the PBR mechanism, as well as the impact of other regulatory actions.

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

Other operating and maintenance expense increased for the three-month period ended September 30, 2002, compared to the same period in 2001, primarily due to the San Onofre Unit 2 refueling outage in 2002, and increases in transmission and distribution maintenance costs, partially offset by lower expenses related to balancing accounts.

Depreciation, decommissioning and amortization expense increased for the nine months ended September 30, 2002, as compared to 2001, mainly due to an increase in depreciation expense associated with SCE's additions to transmission and distribution assets and an increase in SCE's nuclear decommissioning expense.  A 1994 CPUC decision allowed SCE to accelerate the recovery of its nuclear-related assets while deferring the recovery of its distribution-related assets for the same amount.  Beginning in January 2002, the CPUC approved the commencement of recovery of SCE's deferred distribution asset.  In addition, the increases reflect amortization expense on the nuclear regulatory asset reestablished during second quarter 2002 based on the URG decision (discussed below).

Other Income and Deductions

Interest and dividend income increased for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001.  The increases for both periods were mainly due to the interest earned on the PROACT balance, partially offset by lower interest income due to a lower average cash balance and lower interest rates during 2002.

Interest expense - net of amounts capitalized decreased for the three and nine months ended September 30, 2002, compared to 2001, mainly due to lower short-term debt balances during 2002, as well as lower interest expense related to the suspension of purchased power in 2001.  The decrease was partially offset by an increase in interest expense related to higher long-term debt expense due to long-term debt balances in 2002.

Other nonoperating deductions decreased for the three- and nine-month periods ended September 30, 2002, as compared to the respective periods in 2001, primarily due to lower accruals for regulatory matters in 2002.

Income Taxes

Income tax expense decreased for the quarter ended September 30, 2002, and increased for the year-to-date ended
September 30, 2002, as compared to the respective periods in 2001.  The quarterly tax expense was lower in 2002, compared to 2001, as 2001 pre-tax income included recovery of previously undercollected costs.  The year-to-date increase was primarily due to an increase in pre-tax income, partially offset by the reestablishment of tax-related regulatory assets upon implementation of the URG decision. The year-to-date effective tax rate was lower than the statutory tax rate due to the reestablishment of tax-related regulatory assets.

FINANCIAL CONDITION

The liquidity of SCE is affected primarily by regulation affecting its ability to recover power purchase and other costs in retail rates, energy market conditions, debt maturities, access to capital markets, credit ratings, dividend payments and capital expenditures.  Capital resources primarily consist of cash from operations and external financings.

At September 30, 2002, SCE had drawn on its entire $300 million credit line, which expires March 2004.  This secured line of credit, when available, can be drawn down at bank index rates.

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

In January 2002, the CPUC adopted a resolution implementing a settlement agreement with SCE.  Based on the rights to power procurement cost recovery and revenue established by the agreement and the PROACT resolution, SCE repaid its undisputed past-due obligations and near-term debt maturities in March 2002, using cash on hand resulting from rate increases approved by the CPUC in 2001, and the proceeds of $1.6 billion in senior secured credit facilities and the remarketing of $196 million in pollution-control bonds.  The $1.6 billion financing included a
$600 million, one-year term loan, due on March 3, 2003.  SCE prepaid $300 million of this loan on August 14, 2002.

At September 30, 2002, SCE had cash of $1.3 billion.  SCE expects to meet its continuing obligations in 2002 from cash on hand and operating cash flows.  Material factors affecting the timing of recovery of the PROACT balance are discussed below in PROACT Regulatory Asset.  In 2003, SCE's significant debt maturities are approximately
$1.7 billion, comprising of $1 billion in variable rate notes due November 2003, the remaining $300 million ($300 million was prepaid in August 2002) of a one-year term loan due March 2003, $125 million in first and refunding mortgage bonds due June 2003 and approximately $250 million of rate reduction notes due throughout 2003.  After
2002, SCE's liquidity may be affected by, among other things, matters described in the CPUC Litigation Settlement
Agreement, the CDWR Revenue Requirement Proceeding and the Generation Procurement Proceeding sections.  The CPUC has ordered SCE to resume procurement of its residual net short on January 1, 2003.  SCE expects to post collateral to secure its obligations under power purchase contracts and to transact through the ISO for imbalance power.  See the discussion of SCE under Market Risk Exposures below.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2002, was $259 million, compared to net cash provided by operating activities of $2.3 billion for the nine months ended September 30,
2001.  In 2002, net cash provided by operating activities was primarily due to overcollections mainly resulting from the CPUC-approved surcharges (1(cent)per kWh in January 2001, 3(cent) per kWh in June 2001 and a temporary $0.006 per
kWh in June 2001), partially offset by SCE's March 2002 repayment of past-due obligations, mainly related to purchased power.  In 2001, cash provided by operating activities was primarily affected by SCE temporarily suspending payments for purchased power and other obligations beginning in January 2001.

Cash Flows from Financing Activities

Net cash used by financing activities was $1.7 billion for the nine months ended September 30, 2002, compared to net cash provided by financing activities of $361 million for the nine months ended September 30, 2002.  In 2002, cash used by financing activities was primarily due to SCE's March 2002 payments of $1.65 billion of credit facilities and $531 million of matured commercial paper, as well as long-term debt repayments.  These payments were partially offset by the closing of a $1.6 billion financing and the remarketing of $196 million in pollution-control bonds that took place in the first quarter of 2002.  The $1.6 billion financing that took place in the first quarter of 2002 included a $600 million, one-year term loan, due on March 3, 2003.  SCE prepaid $300 million of this loan on August 14, 2002.

In 2001, net cash provided by financing activities was primarily due to SCE borrowing additional amounts to finance general cash requirements, partially offset by the January 2001 repurchase of $420 million of pollution-control bonds that could not be remarketed in accordance with their terms.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.

COMMITMENTS

SCE's long-term debt maturities and sinking fund requirements for the five twelve-month periods following
September 30, 2002, are:  2003 - $872 million; 2004 - $1.7 billion; 2005 - $1.1 billion; 2006 - $447 million; and
2007 - $247 million.  These amounts have been updated to reflect the $1.6 billion in debt SCE issued on March 1,
2002.

Preferred stock redemption requirements for the five twelve-month periods following September 30, 2002, are
$9 million for each period 2003 through 2007.

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

Under the CPUC settlement agreement, SCE is permitted full recovery of its power procurement costs during the
PROACT recovery period.  After the PROACT recovery period, SCE expects to recover its power procurement costs in customer rates through regulatory mechanisms established in rate-making proceedings.  Assembly Bill (AB) 57, which the Governor of California signed in September 2002, provides that the CPUC shall adjust rates, or order refunds, to amortize undercollections or overcollections of power procurement costs.  Until January 1, 2006, the
CPUC must adjust rates if the undercollection or overcollection exceeds 5% of SCE's prior year's procurement costs, excluding revenues collected for the CDWR.  As a result of these regulatory mechanisms, the effects of market risks, if any, will impact SCE's cash flows but are not expected to have an impact on earnings.

On October 24, 2002, a CPUC decision was issued that ordered SCE to resume procurement of its residual net short
(the amount of energy needed to serve SCE's customers from sources other than its own generating plants, power purchase contracts and CDWR contracts) beginning January 1, 2003, and approved SCE's procurement plan filed with the CPUC, subject to certain modifications.  SCE plans to enter into capacity contracts of up to 5 years in order to reduce its exposure to spot market prices for power.  In addition, SCE expects that it will transact through the ISO for imbalance power.  SCE will be required to post collateral to support its obligations under either of these types of transactions.

The reduction in the credit quality of many trading parties increases SCE's credit risk.  In the event a counterparty were to default on its obligations, SCE also would be exposed to potentially higher costs for replacement power.  SCE has developed standards that limit extension of unsecured credit based upon a number of objective factors.  In negotiating capacity contracts, SCE also has included collateral requirements and credit enforcements to mitigate the risk of possible defaults.  However, these actions may not protect SCE in the event of bankruptcy of a counterparty.

SCE forecasts that its average 2003 residual net short, on an energy basis, will be approximately 5% of the total energy needed to serve SCE's customers, with most of the short position occurring during off-peak hours.  SCE's residual net short exposure is larger during the first quarter of 2003, because of a planned refueling outage at
San Onofre Unit 3.  In the second half of 2003, this exposure declines significantly as more power deliveries are scheduled to commence under existing CDWR contracts that

are allocated to SCE's customers.  Factors that could cause SCE's residual net short to be larger than expected include:  direct access customers returning to utility service from their energy service provider; lower utility generation; lower deliveries under QF, CDWR or interutility contracts; or higher load requirements.

On July 17, 2002, the FERC issued an order implementing a market power mitigation program for the 11-state western region.  SCE cannot yet determine whether the new market mitigation plan adopted by the FERC will be sufficient to mitigate market price volatility in the wholesale electricity markets in which SCE will be purchasing its residual net short electricity requirements.

During 2000 and 2001, SCE experienced severe cost volatility associated with its QF contracts.  To mitigate this volatility, SCE purchased $209 million in hedging instruments (gas call options) in October and November 2001 to hedge a majority of its natural gas price exposure associated with QF contracts for 2002 and 2003.  Although the gas call options are reflected in the income statement, any fair value changes of the gas call options are offset through a regulatory balancing account; therefore, fair value changes do not affect earnings.  On March 13, 2002,
SCE filed an application with the CPUC for approval and recovery of $209 million in hedging costs.  No party is challenging the reasonableness of SCE's expenditure.  In addition, most renewable QFs are paid a fixed price of
5.37(cent)per kWh for energy.

See additional discussion on these matters in CPUC Litigation Settlement Agreement, Generation Procurement
Proceeding and Wholesale Electricity Markets below.

REGULATORY MATTERS

Generation and Power Procurement

CPUC Litigation Settlement Agreement

In October 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC, which sought a ruling that SCE is entitled to full recovery of its past electricity procurement costs.  The Utility Reform
Network (TURN), a consumer advocacy group, and other parties appealed to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the United States Court of Appeals for the Ninth Circuit heard argument on the appeal, and on September 23, 2002, the court issued its opinion.  In the opinion, the court affirmed the district court on all claims, with the exception of the challenges founded upon California state law, which the appeals court referred to the California
Supreme Court.  Specifically, the appeals court affirmed the district court in the following respects:  (1) the district court did not err in denying the motions to intervene brought by entities other than TURN; (2) the district court did not err in denying standing for the entities other than TURN to appeal the stipulated judgment; (3) the district court was not deprived of original jurisdiction over the lawsuit; (4) the district court did not err in declining to abstain from the case; (5) the district court did not exceed its authority by approving the stipulated judgment without TURN's consent; (6) the district court's approval of the settlement agreement did not deny TURN due process; and (7) the district court did not violate the Tenth Amendment of the
United States Constitution in approving the stipulated judgment.  In sum, the appeals court concluded that none of the substantive arguments based on federal statutory or constitutional law compelled reversal of the district court's approval of the stipulated judgment.

However, the appeals court stated in its opinion that there is a serious question whether the settlement agreement violated state law, both in substance and in the procedure by which the CPUC agreed to it.  The appeals court added that if the settlement agreement violated state law, the CPUC lacked capacity to consent to the stipulated judgment, and the stipulated judgment would need to be vacated.  The appeals court indicated that, on a substantive level, the stipulated judgment appears to violate California's electric industry restructuring statute providing for a rate freeze.  The appeals court also indicated that, on a procedural level, the stipulated judgment appears to violate California laws requiring open meetings and public hearings.  Because federal courts are bound by the pronouncements of the state's highest court on applicable state law, and because the federal appeals court found no controlling precedents from California courts on the issues of state law in this case, the appeals court issued a separate order

certifying those issues to the California Supreme Court and requested that the California Supreme Court accept certification.

The appeals court stayed further proceedings in the case pending a response from the California Supreme Court on the request for certification.  The appeals court did not stay the continued operation of the settlement agreement, thus collection of past procurement costs under PROACT is continuing.  On October 29, 2002, SCE filed a brief requesting that the California Supreme Court answer the appeals' court certification and requesting that the hearing of the matter be placed on the California Supreme Court's March 2003 calendar, or heard at the court's earliest convenience.  SCE continues to operate under the settlement agreement.  SCE continues to believe it is probable that SCE ultimately will recover its past procurement costs through regulatory mechanisms, including the PROACT.  However, SCE cannot predict with certainty the outcome of the pending legal proceedings.

The provisions of the settlement agreement are described in the CPUC Litigation Settlement Agreement disclosure in the year-end 2001 MD&A (pages 10 and 11).

In April 2002, the Foundation for Taxpayer and Consumer Rights (FTCR), an advocacy group, filed a petition in the
California Supreme Court against the CPUC.  The FTCR's petition asserted that, among other things, the CPUC exceeded its authority and violated state law in approving the settlement agreement and stipulated judgment with
SCE.  The petition sought a declaration that the CPUC cannot agree not to enforce any state law unless an appellate court has determined that the state law is invalid, unconstitutional, or unenforceable.  The FTCR's petition expressly stated that it did not seek any order from the California Supreme Court with respect to the stipulated judgment implementing the settlement agreement between the CPUC and SCE; and the petition did not request any judicial actions regarding the settlement agreement.  The FTCR is not a party to TURN's federal court appeal concerning the stipulated judgment.  On August 14, 2002, the California Supreme Court issued a summary denial of the FTCR's petition.

PROACT Regulatory Asset

In accordance with the settlement agreement and an implementing resolution adopted by the CPUC, SCE established a regulatory balancing account called the PROACT with an initial balance of $3.6 billion reflecting the net amount of past procurement-related liabilities to be recovered by SCE.  Each month, SCE applies to the PROACT the positive or negative difference between SCE's revenue from retail electric rates (including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  The balance in the PROACT was $2.6 billion at December 31, 2001, and $905 million on September 30, 2002.  SCE has previously projected that it will recover the remaining balance of the procurement-related obligations in the PROACT by the end of 2003.  SCE still believes this projection is appropriate, however, there are many important proceedings pending before the CPUC, which depending upon decisions made, could cause the balance to be recovered by mid-2003.  Material factors that would change SCE's estimate of the timing of PROACT recovery are:

o   the level of output of SCE's generating plants and contract power deliveries (for example, higher than forecasted output accelerates PROACT recovery);

o   authorized revenue changes for distribution, transmission, and SCE retained-generation costs (see discussion in GRC, PBR and URG Proceedings);

o   outcome of issues currently being addressed in the Generation Procurement Proceeding, including the allocation among the California utilities of power contracted by the CDWR and the related CDWR revenue requirement impacts;

o   SCE's share of the CDWR revenue requirement (see discussion in CDWR Revenue Requirement Proceeding);

o   disposition of the $0.006 temporary surcharge revenue (see discussion in Temporary Surcharge);

o   level of retail sales (for example, higher than forecasted sales would accelerate PROACT recovery);

o   level of direct access (see Direct Access discussions below);

o   direct access customers' contribution to recovery of SCE's PROACT-related costs and to the CDWR's costs
    (see Direct Access discussions regarding the historical procurement charge and exit fees below);

o   a decision by the CPUC to allow SCE to recover $209 million used to hedge gas price risk associated with
    QF contracts (which has been incorporated into SCE's current projection of the timing of PROACT recovery; see discussion in Market Risk Exposures);

o   a decision by the CPUC, which could be made under the Settlement Agreement, directing $150 million of surplus revenue in both 2002 and 2003 to be used for any utility purpose (which would delay PROACT recovery); and

o   potential energy supplier refunds (see discussion in Wholesale Electricity Markets).

The following is an update on various regulatory proceedings impacting the timing of PROACT recovery:

Direct Access Proceedings

Direct Access - Historical Procurement Charge.  From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to purchase power from SCE.  (Customers who continue to purchase power from SCE are referred to as bundled service customers).  On March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001, are invalid.  This decision did not affect direct access arrangements in place before that date.  Direct access customers receive a credit for the generation costs SCE saves by not serving them.  Electric utility revenue is reported net of this credit.  Because of this credit, direct access power purchases resulted in additional undercollected power procurement costs to SCE during 2000 and 2001.  On July 17, 2002, the CPUC issued an interim decision to establish a nonbypassable historical procurement charge requiring direct access customers to pay $391 million of
SCE's past power procurement costs, and directed SCE to reduce the PROACT balance by $391 million and create a new regulatory asset for the same amount.  The historical procurement charge is to be collected from direct access customers by reducing their existing generation credit by 2.7(cent)per kWh (effective July 27, 2002)  until the CPUC issues and implements an order to determine a surcharge for direct access customers' share of the CDWR's costs, as discussed in the paragraph below.  Once that surcharge is implemented, the contribution by direct access customers to the historical procurement charge would be reduced from 2.7(cent)per kWh to 1(cent)per kWh until the
$391 million is collected, with the remainder of the 2.7(cent)per kWh utilized for other costs associated with direct access customers.  On October 16, 2002, SCE filed a petition with the CPUC to modify the historical procurement charge interim decision to provide that direct access customers be responsible for $497 million of SCE's past procurement costs.  Once the interim decision becomes permanent, SCE will evaluate whether a new regulatory asset could be created.  If such a regulatory asset is created, the net effect of this action would be to accelerate
PROACT recovery.

Direct Access - Exit Fees.  In addition to the historical procurement charge, the CPUC, in a November 7, 2002, decision, assigned responsibility for a portion of four other cost categories to the direct access customers.
The first category consists of the CDWR's power procurement costs incurred between January 17, 2001, and
September 30, 2001.  The CDWR is in the process of selling approximately

$12 billion in bonds to repay the amounts it borrowed to pay these costs.  The CPUC decision stated that the direct access customers are responsible for payment of the bond charge to recover the principal and financing costs associated with these bonds.  The second category relates to the CDWR's power procurement costs for the last quarter of 2001 and the year 2002.  The CPUC stated that direct access customers must pay a share of these costs to make bundled service customers indifferent to suspension by the CPUC of the direct access program on
September 20, 2001, rather than July 1, 2001.  The third category includes the CDWR long-term contract costs for
2003 and beyond.  The CPUC decision stated that a portion of these costs should be paid by direct access customers to keep bundled service customers indifferent to the later suspension of direct access on the premise that the CDWR signed some of its long-term contracts with the expectation of serving the load that switched to direct access after July 1, 2001.  Finally, the last category relates to the above-market costs of SCE's URG
(e.g., qualifying facilities contract costs) that pursuant to AB 1890 are to be recovered from all customers on an ongoing basis. The CPUC decision states that: (1) the bond charge is applicable to all direct access customers except those that were continuously on direct access and never used any CDWR power (less than 1% of SCE's load);
(2) the next two categories of costs are applicable to direct access customers who took bundled service at any time after February 1, 2001; and (3) the last category is applicable to all direct access customers, including continuous direct access customers.  The exact amount of exit fees associated with the CPUC's decision will be addressed in workshops to be convened by the CPUC and implemented following the workshops.

The impact of the November 7, 2002, decision is incorporated into SCE's current projection of the timing of
PROACT recovery.

Surcharge Decision

A March 2001, CPUC decision authorized SCE a 3(cent)surcharge and made permanent a 1(cent)temporary surcharge authorized in January 2001, with the restriction that the revenue arising from both surcharges apply only to ongoing procurement charges and future power purchases.  On November 7, 2002, the CPUC issued a decision modifying the
March 2001 decision to allow the surcharge revenue to be used not only for power costs but also for returning SCE to reasonable financial health.  The decision stated that the extent to which the surcharge revenue could be used for future power costs or obtaining reasonable financial health would be the subject of future proceedings.  The decision ordered SCE to continue tracking surcharge revenue in balancing accounts, as they remain subject to later adjustment and possible refund.  This decision is incorporated into SCE's current projection of the timing of PROACT recovery.

Temporary Surcharge

As discussed in Operating Revenue, the CPUC allowed the continuation of the $0.006 surcharge that was scheduled to terminate in June 2002 and required SCE to track the associated revenue in a balancing account, until the CPUC determines the use of the surcharge.  The continuation of the surcharge will result in an increase to revenue and cash by as much as $200 million in 2002 and $350 million in 2003, but will have no impact on earnings.  SCE has filed testimony in the CDWR Revenue Requirement phase of the Rate Stabilization Proceeding proposing that this increase in revenue be used to partially offset the CDWR's higher 2003 revenue requirement, and has incorporated that assumption into its current projection of the timing of PROACT recovery.

URG Decision

On April 4, 2002, the CPUC issued a decision to return generation assets retained by SCE (utility-retained generation) to cost-of-service ratemaking until the implementation of the 2003 general rate case (GRC) proceeding described below.  The URG decision:

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

o   Continues the use of SCE's last CPUC-authorized return on common equity of 11.6% for SCE's URG rate base other than San Onofre Units 2 and 3, and keeps in place the 7.35% return on rate base for San Onofre
    Units 2 and 3 under the ICIP.

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

CDWR Revenue Requirement Proceeding

On August 16, 2002, the CDWR issued an updated revenue requirement of $5.8 billion for calendar year 2003, for its bond costs and power procurement costs.  On November 8, 2002, however, the CDWR informed the CPUC that it was lowering the bond-related portion of its annual revenue requirement from $1.14 billion to approximately $745 million.  As a result, its total 2003 revenue requirement is now approximately $5.4 billion.

In a decision dated September 19, 2002, the CPUC allocated the CDWR's entire portfolio of long-term contracts among the three investor-owned utilities (further discussed in Generation Procurement Proceeding).  While the variable costs of the contracts were also allocated to follow the contracts in that decision, allocation of the fixed costs for the contracts was delegated to the CDWR Revenue Requirement Proceeding.

In its February 21, 2002, decision allocating the CDWR's 2001-2002 revenue requirement, the CPUC assigned $3.5 billion (38.2%) of the CDWR's total revenue requirement of $9 billion to SCE.  This resulted in an average annual
CDWR revenue requirement of $1.7 billion being allocated to SCE.  Based on the August 16, 2002, revised 2003 CDWR revenue requirement, the modified bond charge revenue requirement and the CPUC's allocation of the CDWR contracts and total contract costs, SCE's share of the CDWR's 2003 revenue requirement is estimated to be approximately
$2.2 billion.  This amount consists of approximately 40% of the CDWR's power charge revenue requirement of $4.7 billion and approximately 45% of the CDWR's bond charge revenue requirement of $745 million.  Therefore, SCE's share of the total CDWR's 2003 revenue requirement is expected to be about $450 million higher than SCE's share of the average annual 2001-2002 CDWR revenue requirement.  This amount is incorporated into SCE's current projection of the timing of PROACT recovery.  A larger allocation would delay PROACT recovery.

In its February 21, 2002, decision, the CPUC ordered that allocation of that revenue requirement to each utility be trued-up based on the CDWR's actual recorded costs for the 2001-2002 period and a specific methodology set forth in that decision.  The presiding administrative law judge in the Rate Stabilization Proceeding has issued a preliminary ruling deferring the true-up of the CDWR's 2001-2002 revenue requirement and its allocation to the utilities to the second quarter of 2003 when all of the CDWR's 2002 recorded expenses will be available.  SCE has filed a brief opposing deferral of the true-up of the CDWR's
2001-2002 revenue requirement to the second quarter of 2003 on the grounds that the true-up should be performed based on the available data at this time and be used to adjust the utilities' allocation of the CDWR's 2003 revenue requirement.  A true-up of the CDWR's revenue requirement has not been incorporated into SCE's current projection of the timing of PROACT recovery.

On October 24, 2002, the CPUC issued a decision which adopts a methodology for establishing a charge to repay bond-related costs resulting from the CDWR's bond sale to refinance an interim loan taken to cover electricity costs and to repay advances from the State's General Fund used to pay its procurement costs over the first nine months of 2001.  The bond charge is to be set by dividing the annual revenue requirement for bond-related costs by an estimate of the annual electricity consumption of bundled service customers subject to the charge.  The charge will apply to electricity consumed on and after November 15, 2002.  In a November 7, 2002, decision, the
CPUC assigned responsibility for a portion of the bond charge to direct access customers. (see Direct Access -
Exit Fees).  This decision is incorporated into SCE's current projection of the timing of PROACT recovery.

Generation Procurement Proceeding

In October 2001, the CPUC issued an order instituting rulemaking (OIR) directing SCE and the other major
California electric utilities to provide recommendations for establishing policies and mechanisms to enable the utilities to resume power procurement by January 1, 2003.

SCE filed testimony on May 1, 2002, that proposed specific elements of a broad procurement framework including processes to assure full, certain and timely recovery of reasonable procurement costs, and clear guidelines and pre-approvals, when appropriate, instead of after-the-fact reasonableness reviews.  The testimony also set forth a detailed plan for SCE resuming procurement beginning in 2003 that focused on how to best serve the load requirements of its bundled retail customers that is not met by SCE's existing generation supply and SCE's allocated share of the CDWR contracts.

SCE also requested approval by the CPUC of a proposed interim procedure allowing SCE to enter into new contracts for capacity products jointly with the CDWR prior to January 1, 2003.

On August 22, 2002, the CPUC issued a decision authorizing the utilities to enter capacity contracts between the effective date of the decision and January 1, 2003, referred to as the transition procurement period.  The CPUC must approve or disapprove the transitional contracts or procurement process proposed by a utility by means of an expedited advice letter process.  Costs incurred under these CPUC-approved contracts will be considered reasonable and prudent for cost recovery.  The decision also requires the utilities to procure, during this transition procurement period, at least one percent of their annual electricity sales through a set-aside competitive procurement process for renewable resources.

Pursuant to the authority to enter into transitional procurement contracts, SCE initiated a request for offers from a large number of suppliers for various capacity and energy products.  SCE negotiated transactions with several suppliers and has submitted an advice letter to the CPUC on November 5, 2002, requesting review and approval of these transactions.  A decision is expected to be made at the CPUC meeting on December 5, 2002.  If the CPUC approves these capacity contracts, SCE will then enter into further negotiations with these suppliers to finalize pricing and quantity, and SCE will, if the final pricing and quantity terms are acceptable, execute some or all of the contracts.

The OIR proceeding also addressed the issue of allocating the contracts previously entered into by the CDWR among the three major California utilities.  A decision setting the allocation of the CDWR contracts among the three utilities was issued on September 19, 2002.  The decision allocated the contracts on a contract-by-contract basis.  The decision significantly reduces SCE's residual net short and also increases the likelihood that SCE will have excess power during certain periods, particularly after 2003.  Revenue from the sale of such surplus energy is to be prorated between the CDWR contracts (to be credited to the CDWR's revenue requirement) and the other resources in the utility's portfolio.  Under the decision, utility responsibility for the contracts is limited to that of scheduling and dispatch.  SCE is attempting to negotiate with the CDWR the terms under which this responsibility will be carried out.  Legal title, financial reporting and responsibility for the payment of contract-related bills remains with the CDWR.  As such, a portion of the revenue from surplus energy sales, as well as all of the expense for power purchased under the CDWR allocated contracts will not be recognized as revenue or purchased power expense by SCE.  The cost allocation among the utilities of the CDWR revenue requirement, which is composed in large part of contract costs, is to be determined in a separate proceeding (see CDWR Revenue Requirement Proceeding above).

AB 57, which provides for SCE and the other California utilities to resume procuring power for their customers was signed into law by the Governor of California in September 2002.  A second bill, SB 1976, was enacted not long after AB 57 to shorten the time period between adoption and the implementation of a utility's procurement plan from 90 to 60 days.  Collectively, AB 57 and SB 1976 provide that a procurement plan approved for a utility by the CPUC should, among other things:  (a) enable the utility to fulfill its obligation to serve its customers at just and reasonable rates; (b) eliminate the need for after-the-fact reasonableness reviews of the utility's actions in compliance with the plan; (c) ensure timely recovery of costs incurred under the plan; and
(d) moderate the price risk to the utility of serving its retail customers.  In addition, AB 57 provides that the
CPUC shall not approve a feature or mechanism in a utility's procurement plan if the CPUC finds that it would impair the restoration of, or lead to a deterioration of, the utility's creditworthiness.

On October 24, 2002, the CPUC issued a decision ordering the utilities to resume procurement and adopting the regulatory framework under which the utilities shall resume full procurement responsibilities on January 1,
2003.  The decision distinguishes the utilities' responsibilities on the basis of short-term (2003) versus long-term (2004-2024) procurement.  It adopts the utilities' procurement plans filed on May 1, 2002, and directs that they be modified prior to January 1, 2003, to reflect the decision, the allocation of existing CDWR contracts, and any procurement done under the August 26, 2002, decision.  The October 24, 2002, decision also sets forth a detailed process and procedural schedule to develop long-term procurement planning that includes the filing by each utility of a long-term plan by April 1, 2003, and an evidentiary hearing in early July 2003.  In addition, the decision calls for each of the utilities to establish a balancing account, to be known as the energy resource recovery account, to track energy costs.  These balancing accounts will be used for examining procurement rate adjustments on a semi-annual basis, as well as on a more expedited basis in the event fuel and purchased-power costs exceed a prescribed threshold.  SCE believes there are a number of important issues in the decision that must be clarified by the CPUC in order to have a procurement framework consistent with AB 57.  In particular, the decision language regarding reasonableness of utility actions is vague in a number of respects, and could expose SCE to after-the-fact reasonableness review.  Moreover, there is no time frame for the CPUC to complete these reasonableness reviews.  Although the decision adopts the procurement plan SCE submitted in May
2002, it is not clear whether SCE has the authority to begin procuring before late December 2002. SCE intends to seek rehearing of this decision and will ask for clarification in future filings.

On November 12, SCE filed its modified short-term procurement plan pursuant to the CPUC's October 24, 2002, decision.  SCE's modified plan updates its May filing in several respects including the final allocation of the
CDWR power contracts, SCE's renewable generation solicitation, revised residual net short estimates, and potential collateral requirements.  SCE's modified plan also seeks clarification of the CPUC's procurement oversight framework.  In particular, SCE's plan reflects the following views:  the CPUC must exercise its oversight authority over the entire resource portfolio in a manner consistent with AB 57; the CPUC must eliminate after-the-fact reasonableness reviews for all actions taken in compliance with a CPUC-approved procurement plan;
to the extent deficiencies are discovered in an approved plan, the CPUC must make adjustments prospectively only;
for actions not in compliance with the plan, disallowances should be levied only based on clear and convincing evidence that the actions were outside a range of reasonable managerial conduct and had a net detrimental effect on customers; the burden of presenting clear and convincing proof that management has acted unreasonably should rest with the party making such allegations; and finally, SCE's modified plan seeks a limitation on possible disallowances to no more than its annual cost of administering the procurement function, except in cases of fraud, willful misconduct, gross negligence or self dealing.

Mohave Generating Station Application

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

SCE intends to continue to participate in discussions to resolve the coal supply and slurry-water supply issues.
SCE's application states that if SCE obtains adequate assurance by the end of 2002 that these issues will be satisfactorily resolved, it will seek CPUC authorization for making the necessary pollution control expenditures and certain other investments upon determination that such expenditures are economic and in SCE's customer's interest.  Because SCE expects that CPUC action on such a request could take a year or more, SCE's May 17, 2002, application requests either:  a) pre-approval for SCE to immediately begin spending up to $58 million on Mohave pollution controls in 2003, if by year-end 2002, SCE has obtained adequate assurance the outstanding coal and slurry-water issues can be satisfactorily resolved; or b) authority for SCE to establish certain balancing accounts and otherwise begin preparing to terminate Mohave's coal-fired operations at the end of 2005.

Several parties filed protests or responses to SCE's application.  Some of these support, at least in part, authorization for the interim funding to extend Mohave's operation, but none of them provide, in SCE's view, solutions to the coal and slurry-water issues that must be resolved for Mohave to be reasonably assured of a post-2005 coal supply.  The CPUC administrative law judge has ordered all parties in the proceeding to file, by
November 21, 2002, an all-party joint statement with an updated summary of the facts and issues associated with
SCE's application.  SCE continues to request a decision on interim funding by the end of 2002.

For additional matters related to the Mohave Generating Station see the Navajo Nation Litigation discussion under the Other Developments section.

The outcome of SCE's application is not expected to impact Mohave's operation through 2005.  Consequently, this matter has no impact on the timing of PROACT recovery.

Transmission and Distribution

PBR Decision

SCE's revenue related to distribution operations is determined through a PBR mechanism.  The distribution PBR mechanism was to have ended in December 2001, but in June 2001 the CPUC extended the mechanism until SCE's next
GRC, which is expected to be effective in 2003.  On April 22, 2002, the CPUC issued a decision that modifies the
PBR mechanism in the following significant respects:

o  SCE's current PBR distribution sales mechanism is converted to a revenue requirement mechanism to prevent material revenue undercollections or overcollections resulting from changes in retail rates.  A balancing account will be established to record any undercollections or overcollections.  This is retroactively effective as of June 14, 2001.  SCE established this balancing account as of the date of the decision.

o  A methodology is adopted for setting SCE's distribution revenue requirement for June 14 to December 31,
   2001, calendar year 2002, and calendar year 2003 until replaced by the GRC.  The methodology (a) establishes 2000 as the base year, (b) annually adjusts SCE's distribution revenue requirement by the change in the Consumer Price Index minus a productivity factor of 1.6%, and
   (c) annually increases SCE's distribution revenue requirement to account for additional costs of expanding the distribution network to connect new customers (an allowance of about $650 per customer).

o  The performance benchmarks for worker safety, customer satisfaction, and outage frequency are updated beginning in 2002 to reflect improvements in SCE's performance.  These changes will reduce rewards SCE would earn compared to the previous standards.

As a result of this decision,  SCE recorded credits to earnings of approximately $26 million for revenue undercollections during the period June 14, 2001, through December 31, 2001, and has recorded credits to earnings of $79 million for the nine-month period ended September 30, 2002.  SCE projects additional credits to earnings for revenue undercollections of approximately $30 million for the remainder of 2002.  All of these amounts are on an after-tax basis.  This decision is incorporated into SCE's current projection of the timing of PROACT recovery.

CPUC GRC Proceeding

In December 2001, SCE submitted a notice of intent to file its 2003 GRC with the CPUC, requesting an increase of approximately $500 million in revenue (compared to 2000 recorded revenue) for its distribution and generation operations.  On May 3, 2002, SCE filed its formal application for the 2003 GRC.  After taking into account the effects of the CPUC's April 22, 2002, PBR decision, SCE reduced the revenue increase requested in the application to $286 million.  The requested revenue increase is primarily related to capital additions and projected increases in pension and benefit expenses.  In October 2002, the CPUC's Office of Ratepayer Advocates issued its testimony and recommended a $172 million decrease in SCE's base rates.  Hearings are now scheduled to begin in
November 2002.  A final decision is expected in the third quarter of 2003.  SCE's requested revenue increase has been incorporated into the current projection of the timing of PROACT recovery.

Cost of Capital Decision

On November 7, 2002, the CPUC issued a decision in SCE's cost of capital proceeding, adopting an 11.6% return on common equity for 2003 for SCE's CPUC jurisdictional assets.  This decision is incorporated into SCE's current projection of the timing of PROACT recovery.

Electric Line Maintenance Practices Proceeding

In August 2001, the CPUC issued an order instituting investigation (OII) regarding SCE's overhead and underground electric line maintenance practices.  The OII is based on a report issued by the CPUC's Protection and Safety
Consumer Services Division (CPSD), which alleges SCE had a pattern of noncompliance with the CPUC's General
Orders for the maintenance of electric lines over the period 1998 - 2000.  The OII also alleges that noncomplying conditions were involved in 37 accidents resulting in death, serious injury, or property damage.  The CPSD identified 4,721 alleged violations of the General Orders during the three-year period.  The OII placed SCE on notice that it is potentially subject to a penalty of between $500 and $20,000 for each violation.

Prepared testimony was filed on this matter in April 2002, and hearings were concluded in September 2002.  In opening briefs filed on October 21, 2002, the CPSD recommended SCE be assessed a penalty of $97 million, while
SCE requested that the CPUC dismiss the proceeding and impose no penalties.  SCE stated in its opening brief that it has acted reasonably, allocating its financial and human resources in pursuit of the optimum combination of employee and public safety, system reliability, cost-effectiveness, and technological advances.  SCE also encouraged the CPUC to transfer consideration of issues related to development of standardized inspection methodologies and inspector training to an order instituting rulemaking to revise these General Orders opened by the CPUC in October 2001, or to a new rulemaking proceeding.  Reply briefs are due on November 18, 2002, and a decision is expected by year-end 2002 or

early 2003.  SCE is unable to predict with certainty whether this matter ultimately will result in any material financial penalties or impacts on SCE.

Wholesale Electricity Markets

On July 25, 2001, the FERC issued an order that limits potential refunds from alleged overcharges by energy suppliers to the ISO and PX spot markets to sales during the period from October 2, 2000, through June 20, 2001, and adopted a refund methodology based on daily spot market gas prices.  An administrative law judge conducted evidentiary hearings on this matter in March, August and October 2002.  An initial decision from the judge is expected by the end of 2002 and a decision by the FERC is expected in 2003.  On August 13, 2002, in an investigation proceeding, the FERC's staff issued an initial report on manipulation of electric and natural gas prices, which identified fundamental flaws in the use of the gas price presently included in the methodology for calculating refunds.  Parties have filed comments on the FERC's staff's initial report.  SCE cannot yet determine the likelihood that the initial report will affect either the timing of the FERC's determination of refunds or the amount of any potential refunds.  Under the settlement agreement with the CPUC, any refunds will be applied to reduce the PROACT balance until the PROACT is fully recovered.  After PROACT recovery is complete, 90% of any refunds will be refunded to ratepayers.  SCE has not incorporated any potential refunds into its current projection of the timing of PROACT recovery.

On July 17, 2002, the FERC issued an order reviewing the ISO's proposals to redesign the market and implementing a market power mitigation program for the 11-state western region.  The FERC declined to extend beyond September
30, 2002, all of the market mitigation measures it had previously adopted.  However, effective October 1, 2002, the FERC extended a requirement, first ordered in its June 19, 2001, decision, that all western energy sellers offer for sale all operationally and contractually available energy.  It also ordered a cap on bids for real-time energy and ancillary services of $250/MWh to be effective beginning October 1, 2002, and ordered various other market power mitigation measures.  Implementation of the $250/MWh bid cap and other market power mitigation measures were delayed until October 31, 2002, by a FERC order issued September 26, 2002.  The FERC did not set a specific expiration date for its new market mitigation plan.  SCE cannot yet determine whether the new market mitigation plan adopted by the FERC will be sufficient to mitigate market price volatility in the wholesale electricity markets in which SCE will be purchasing its residual net short electricity requirements.

Holding Company Proceeding

In April 2001, the CPUC issued an order instituting investigation that reopens the past CPUC decision authorizing utilities to form holding companies and initiates an investigation into, among other things:  whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  On January 9, 2002, the CPUC issued an interim decision on the first priority condition.  The decision stated that, at least under certain circumstances, the condition includes the requirement that holding companies infuse all types of capital into their respective utility subsidiaries when necessary to fulfill the utility's obligation to serve.  The decision did not determine if any of the utility holding companies had violated this condition, reserving such a determination for a later phase of the proceedings.  On February 11, 2002, SCE and Edison International filed an application for rehearing of the decision.  On July 17, 2002, the CPUC affirmed its earlier decision on the first priority condition and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  On August 21, 2002, Edison International and SCE jointly filed a petition requesting a review of the CPUC's decisions with regard to first priority considerations.  SCE cannot predict with certainty what effects this investigation or any subsequent actions by the CPUC may have on SCE.

OTHER DEVELOPMENTS

Environmental Protection

SCE's projected environmental capital expenditures are $2.0 billion for the 2002-2006 period, mainly for undergrounding certain transmission and distribution lines.  This amount has been increased from the amount projected at December 31, 2001, to reflect the results from SCE's annual environmental cost study for 2001 completed in April 2002.

Electric and Magnetic Fields

Electric and magnetic fields (EMFs) naturally result from the generation, transmission, distribution and use of electricity.  Since the 1970s, concerns have been raised about the potential health effects of EMFs.  After 30 years of research, a health hazard has not been established to exist.  Many of the questions about specific diseases have been successfully resolved due to an aggressive international research program.  Potentially important public health questions remain about whether there is a link between EMF exposures in homes or work and some diseases, including childhood leukemia and a variety of other adult diseases (e.g., adult cancers and miscarriages), and because of these questions, some health authorities have identified magnetic field exposures as a possible human carcinogen.

In October 2002, the California Department of Health Services (CDHS) released its report evaluating the possible risks from electric and magnetic fields (CDHS Report) to the CPUC and the public.  The CDHS Report's conclusions contrast with other recent reports by authoritative health agencies in that the CDHS has assigned a substantially higher probability to the possibility that there is a causal connection between EMF exposures and a number of diseases and conditions, including childhood leukemia, adult leukemia, amyotrophic lateral sclerosis, and miscarriages.

This report concludes a program initiated by the CPUC's 1993 Interim EMF Decision.  Under the policies advanced by that decision, utilities have already committed to funding research, providing education materials to employees and customers, and taking proactive steps to lower magnetic fields from new facilities.

It is not yet clear what actions the CPUC will take to respond to the CDHS Report and to the recent EMF reports by other health authorities such as the National Institute of Environmental Health Sciences, the World Health
Organization's International Agency for Research on Cancer, and the United Kingdom's National Radiation
Protection Board.  Possible outcomes include, but are not limited to, continuation of current policies and imposition of more stringent policies to implement greater reductions in EMF exposures.  The different costs of these outcomes is unknown at this time.

Navajo Nation Litigation

Peabody Holding Company (Peabody) supplies coal from mines on Navajo Nation lands to the Mohave Generating
Station.  In June 1999, the Navajo Nation filed a complaint in federal district court against Peabody and certain of its affiliates, Salt River Project Agricultural Improvement and Power District, and SCE.  The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.  The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal.  The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that
Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated.

In February 2002, Peabody and SCE filed cross claims against the Navajo Nation, alleging that the Navajo Nation had breached a settlement agreement and final award between Peabody and the Navajo Nation by filing their lawsuit.

The Navajo Nation had previously filed suit in the Court of Claims against the United States Department of
Interior, alleging that the Government had breached its fiduciary duty concerning contract negotiations including the Navajo Nation and the defendants.  In February 2000, the Court of Claims issued a decision in the
Government's favor, finding that while there had been a breach, there was no available redress from the
Government.  Following appeal of that decision by the Navajo Nation, an appellate court ruled that the Court of
Claims did have jurisdiction to award damages and remanded the case to the Court of Claims for that purpose.  On
June 3, 2002, the Government's request for review of the case by the United States Supreme Court was granted.
Briefing on this matter has been completed and argument is scheduled for December 2002.

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, nor the impact on this complaint of the Navajo Nation's suit against the Government, or the impact of the complaint on the operation of Mohave beyond 2005.

Employee Compensation and Benefit Plans

For detailed descriptions of Edison International's pension and stock options award plans, see Note 9 - Employee
Compensation and Benefit Plans, included in the notes to financial statements of SCE's 2001 annual report to shareholders.  As indicated in Note 9, SCE measures compensation expense related to stock-based compensation by the intrinsic value method.  If SCE were to adopt the fair-value method of accounting and charge the cost of the stock options to expense, effective with stock options granted in 2002, earnings for the nine months ended
September 30, 2002, would have been reduced by approximately $644,000 and earnings for fiscal year 2002 would be reduced by approximately $1.1 million, based on a Black-Scholes option-pricing model.

Under accounting standards for pension costs, if the accumulated benefit obligation exceeds the market value of plan assets at the measurement date, the difference may result in a reduction to shareholder's equity.  SCE's next measurement date is December 31, 2002.  As of September 30, 2002, the estimated accumulated benefit obligation, measured using prevailing interest rates, compared to the estimated market value of the pension plan assets, would not have resulted in a reduction to shareholder's equity.

San Onofre Inspection

SCE's San Onofre Unit 2 returned to service on July 2, 2002, after a 43-day outage for scheduled refueling and maintenance.  During this outage, a detailed inspection of the reactor vessel head nozzle penetrations was conducted.  The subject of reactor vessel head nozzle penetrations has received industry attention recently due to the leakage from such nozzles at the Davis Besse nuclear plant in Ohio.  The inspection conducted at San
Onofre Unit 2 found no indications of leakage or degradation in the reactor vessel head nozzle penetrations.  San
Onofre Unit 3's nozzle penetrations will be inspected as part of its scheduled refueling and maintenance outage in the first quarter of 2003.

Federal Income Taxes

On August 7, 2002, Edison International received a notice from the IRS asserting deficiencies in federal corporate income taxes for Edison International's 1994 to 1996 tax years.  The vast majority of the tax deficiencies are timing differences and therefore, amounts ultimately paid, if any, would benefit Edison
International as future tax deductions.  Edison International will challenge the deficiencies asserted by the
IRS.  Edison International believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of this matter will not result in a material impact on Edison International's consolidated results of operations or financial position.

NEW ACCOUNTING STANDARDS

On January 1, 2001, SCE adopted a new accounting standard for derivative financial instruments and hedging activities.  Adoption of this standard had no material impact on SCE's financial statements.  Effective April 1,
2002, SCE also adopted an authoritative accounting interpretation to this standard, which precludes fuel contracts that have variable amounts from qualifying under the normal purchases and sales exception.  The adoption of this interpretation had no impact on SCE's financial statements.

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

FORWARD-LOOKING INFORMATION AND RISK FACTORS

In the preceding MD&A and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, predict, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially from those anticipated.
Risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE, include among other things:

o    the outcome of the pending appeals of the stipulated judgment approving SCE's settlement agreement with the CPUC, and the effects of other legal actions, if any, attempting to undermine the provisions of the settlement agreement or otherwise adversely affecting SCE;

o    changes in prices and availability of wholesale electricity, natural gas, fuel costs and other changes in operating costs, which could affect the timing of SCE's past procurement cost recovery;

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

o    actions by state and federal regulatory bodies setting rates, adopting or modifying cost recovery, holding company rules, accounting and rate-setting mechanisms, as well as legislative or judicial actions affecting the same matters (see Generation Procurement Proceeding discussions in the Regulatory
     Matters section);

o    the effects of increased competition in energy-related businesses, including new market entrants and the effects of new technologies that may be developed in the future;

o    threatened attempts by municipalities within SCE's service territory to form public power entities and/or acquire SCE's facilities for customers;

o    new or increased environmental liabilities; and

o    weather conditions, natural disasters, and other unforeseen events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 3 is included in Item 2, Management's Discussion and Analysis of Results of
Operations and Financial Condition, under Market Risk Exposures, and is incorporated herein by reference.

Item 4.    Controls and Procedures

Under the Sarbanes-Oxley Act of 2002 and implementing rules and regulations adopted by the Securities and
Exchange Commission (SEC), SCE must maintain disclosure controls and procedures.  The term "disclosure controls and procedures" is defined in the SEC's regulations to mean, as applied to SCE, controls and other procedures that are designed to ensure that information required to be disclosed by SCE in reports filed with the SEC is recorded, processed, summarized, and reported, within the time frames specified in the SEC's rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by SCE in its SEC reports is accumulated and communicated to SCE's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  The SEC's regulations also require SCE to carry out evaluations, under the supervision and with the participation of SCE's management, including its Chief Executive Officer and its Chief
Financial Officer, of the effectiveness of the design and operation of SCE's disclosure controls and procedures.
These evaluations must be carried out within the 90-day period prior to the filing date of certain reports, including this Quarterly Report on Form 10-Q.

The Chief Executive Officer and the Chief Financial Officer of SCE have evaluated the effectiveness of the design and operation of SCE's disclosure controls and procedures as of November 7, 2002.  They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by SCE in its reports filed with the SEC was (1) accumulated and communicated to SCE's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

The Chief Executive Officer and the Chief Financial Officer of SCE also have concluded that there were no significant changes in SCE's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

                                             Navajo Nation Litigation

As previously reported in Part I, Item 3 of SCE's Annual Report on Form 10-K for the fiscal year ended December
31, 2001 (2001 Form 10-K) and in Part II, Item 1 of SCE's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2002 (Second Quarter 10-Q), on June 18, 1999, SCE was served with a complaint filed by the Navajo
Nation in the United States District Court for the District of Columbia (D.C. District Court) against Peabody
Holding Company and certain of its affiliates (Peabody), Salt River Project Agricultural Improvement and Power
District, and SCE.  The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.

The Navajo Nation had previously filed suit in the Court of Claims against the United States Department of
Interior, alleging that the Government had breached its fiduciary duty concerning contract negotiations including the Navajo Nation and the defendants.  On February 4, 2000, the Court of Claims issued a decision in the
Government's favor, finding that while there had been a breach, there was no available redress from the
Government.  Following an appeal of that decision by the Navajo Nation, an appellate court ruled that the Court of
Claims did have jurisdiction to award damages and remanded the case for that purpose.  The Government filed for a writ of certiorari to the United States Supreme Court which was granted on June 3, 2002.  Briefing has been completed and argument is scheduled for December 2002.

                                         Qualifying Facilities Litigation

As previously reported in Part I, Item 3 of SCE's 2001 Form 10-K, and in Part II, Item 1 of SCE's Quarterly
Report on Form 10-Q for the quarterly period ending March 31, 2002 (First Quarter 10-Q) and Second Quarter 10-Q,
SCE has been involved in a number of legal actions brought by various QFs, alleging SCE's failure to timely pay for power deliveries made from November 1, 2000, through March 26, 2001.  The QF plaintiffs have included gas-fired cogenerators and owners of solar, wind, geothermal and biomass projects, with the lawsuits, in aggregate, seeking payments of more than $833,000,000 for energy and capacity supplied to SCE under QF contracts, and in some cases additional damages.  Many of these QF lawsuits also have sought an order allowing the suppliers to stop providing power to SCE so that they may sell to other purchasers.  Plaintiffs in most of these cases have entered into settlement agreements providing for stays of litigation, payments to the QFs upon the occurrence of specified conditions, modifications in some cases to the contract prices going forward, releases and dismissals of the litigation upon payment by SCE.  On March 1, 2002, and with several exceptions related to unique disputes or other unique circumstances, including the status of regulatory approval, SCE paid the amounts due under the settlement agreements with these QFs, which triggered the releases and other provisions effectuating the settlements.

As a result of SCE's above-mentioned payments, and with certain exceptions described below, the lawsuits have either been dismissed or are in the process of being dismissed.

o   Cabazon Power Partners:  Although previously stayed, the matter has been reactivated.  Trial is now set for April 2003.

o   Salton Sea Power Generation, LP, IMC Chemicals, Inc. and Luz Solar Partners, Ltd. III:  These lawsuits have been dismissed.

                                          CPUC Litigation and Settlement

As previously reported in Part I, Item 3 of SCE's 2001 Form 10-K, in November 2000, SCE filed a complaint in federal District Court against the Commissioners of the CPUC, alleging that their refusal to allow SCE to recover its wholesale costs of purchasing power in its retail rates violated federal law.  See the discussion under
Regulatory Matters, "CPUC Litigation Settlement Agreement" for a description of SCE's lawsuit against the CPUC, its settlement (referred to as the CPUC Settlement Agreement), and the legal proceedings associated with the CPUC
Settlement Agreement, including the appeal thereof and the opinion and order on the appeal issued on
September 23, 2002, by the United States Court of Appeals for the Ninth Circuit.

                                South Coast Air Quality Management District Claims

In September 2002, SCE entered into a settlement with the South Coast Air Quality Management District in satisfaction of claims that EPTC Dominguez Hills operated with a faulty gas flow meter which was attached to an oil heater from 1999 through 2000.  The alleged faulty gas flow meter caused the reporting of the gas usage to be significantly less than the actual usage of gas in the heater.  SCE paid a penalty of $127,750.00.  The meter has since been repaired.

                      CPUC Investigation Regarding SCE's Electric Line Maintenance Practices

On August 25, 2001, the CPUC issued an order instituting investigation (OII) regarding SCE's overhead and underground electric line maintenance practices.  The OII was based on a report issued by the CPUC's Protection and Safety Consumer Services Division ("CPSD"), which alleges a pattern of noncompliance with the CPUC's General
Orders for the maintenance of electric lines over the period 1998 - 2000.  The OII also alleges that noncomplying conditions were "involved" in 37 accidents resulting in death, serious injury, or property damage.  CPSD identified 4,721 alleged violations of the General Orders during the three-year period; and the OII put SCE on notice that it is potentially subject to a penalty of between $500 and $20,000 for each violation.  The OII also allowed the CPSD to allege additional violations of General Orders, as they are identified while the investigation is pending.

In their opening brief on October 21, 2002, CPSD recommended a penalty of $97,080,000.  SCE will respond to the
CPSD penalty recommendation in its reply brief by November 18, 2002.  A decision is expected by year-end 2002 or early 2003.  See the discussion under Regulatory Matters, "Electric Line Maintenance Practices Proceeding" for
additional information.

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

         3.3      Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on
                  January 1, 2002 (File No. 1-2313, Form 10-K for year ended December 31, 2001)*

         10.1     Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among
                  Edison International, Southern California Edison Company and The Mission Group (File No.
                  1-9936, filed as Exhibit 10.3 to the Edison International Form 10-Q for the quarter ended
                  September 30, 2002)*

         10.2     Administrative Agreement re Tax Allocation Payments among Edison International, Southern
                  California Edison Company, The Mission Group, Edison Capital, Mission Energy Holding Company,
                  Edison Mission Energy, Edison O&M Services, Edison Enterprises, and Mission Land Company (File
                  No. 1-9936, filed as Exhibit 10.3.4 to the Edison International Form 10-Q for the quarter ended
                  September 30, 2002)*

         99       Statement Pursuant to 18 U.S.C. 1350

(b)      Reports on Form 8-K:

              Date of Report                       Date Filed                       Item(s) Reported
              --------------                       ----------                       ----------------

           September 23, 2002                  September 24, 2002                       5 and 7

------------------
* Incorporated by reference pursuant to Rule 12b-32.

===================================================================================================================

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SOUTHERN CALIFORNIA EDISON COMPANY
                                                                       (Registrant)

                                                     By       /s/ THOMAS M. NOONAN
                                                              ________________________________
                                                              THOMAS M. NOONAN
                                                              Vice President and Controller

                                                     By       /s/ KENNETH S. STEWART
                                                              ________________________________
                                                              KENNETH S. STEWART
                                                              Assistant General Counsel and
                                                              Assistant Secretary

November 14, 2002

===================================================================================================================

                                                       CERTIFICATION

I, ALAN J. FOHRER, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Southern California Edison Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 13, 2002

                                                  /s/ ALAN J. FOHRER
                                        ------------------------------------------
                                                      ALAN J. FOHRER
                                     Chairman of the Board and Chief Executive Officer

===================================================================================================================

                                                       CERTIFICATION

I, W. JAMES SCILACCI., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Southern California Edison Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 13, 2002

                                                     /s/ W. JAMES SCILACCI
                                                  --------------------------------
                                                         W. JAMES SCILACCI
                                             Vice President and Chief Financial Officer