Form 10-K
period 2002-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 2003-03-31
CIK 92103

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------------  to ---------------------------------

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
       incorporation or organization)                                                 Identification No.)

          2244 Walnut Grove Avenue
            Rosemead, California
            (Address of principal                                                            91770
             executive offices)                                                           (Zip Code)

                                  Registrant's telephone number, including area code: (626) 302-1212

                                      Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of each exchange
             Title of each class                                                      on which registered
             -------------------                                                      -------------------
                Capital Stock
            Cumulative Preferred                                                     American and Pacific
         4.08% Series      4.32% Series
         4.24% Series      4.78% Series

                                   Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of June 28, 2002, there were 434,888,104 shares of Common Stock outstanding, all of which are held by the registrant's parent holding company. The aggregate market value of registrant's voting and non-voting common equity held by non-affiliates was zero. As of March 26, 2003, there were 434,888,104 shares of common stock outstanding.

                                                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)  Designated portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2002....................................................  Parts I and II
(2)  Designated portions of the Joint Proxy Statement relating to registrant's 2003 Annual Meeting of Shareholders.....................................  Part III

==================================================================================================================================

                                                           TABLE OF CONTENTS

Item                                                                                                      Page
-----------------------------------------------------------------------------------------------------------------

Forward-Looking Statements...................................................................................  1

                                                                Part I

                                                                Part II

5.   Market for Registrant's Common Equity and Related Stockholder Matters................................... 18
6.   Selected Financial Data................................................................................. 18
7.   Management's Discussion and Analysis of Results of Operations and Financial Condition................... 18
7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................. 18
8.   Financial Statements and Supplementary Data............................................................. 18
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................... 18

                                                               Part III

10.  Directors and Executive Officers of the Registrant...................................................... 18
11.  Executive Compensation.................................................................................. 19
12.  Security Ownership of Certain Beneficial Owners and Management

                                                                PART I

                                                      FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect Southern California Edison Company's (SCE) current expectations and projections about future events based on SCE's knowledge of present facts and circumstances and assumptions about future events.  Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements.  In this report and elsewhere, the words "expects," "believes," "anticipates,"
"estimates," "intends," "plans," "probable," and variations of such words and similar expressions are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE are listed under the heading "Forward-Looking Information AND RISK FACTORS" in the Management's
Discussion and Analysis of Results of Operations and Financial Condition (MD&A) that appears in SCE's 2002 Annual Report to
Shareholders and is incorporated by reference into Part II, Item 7 of this report.

Additional information about risks and uncertainties is contained throughout this report, in the MD&A, and in the Notes to
Consolidated Financial Statements (Notes to Financial Statements) that appear in SCE's 2002 Annual Report to Shareholders and are incorporated by reference into Part II, Item 8 of this report.  Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE's business.
The information contained in this report is subject to change without notice, and SCE is not obligated to publicly update or revise forward-looking statements.  Readers should review future reports filed by SCE with the Securities and Exchange Commission (SEC).

Item 1.  Business

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000 square-mile area of central, coastal and southern California,excluding the City of Los Angeles and certain other cities. This SCE service territory includes approximately 800 cities and communities and a population of more than
12 million people.  In 2002, SCE's total operating revenue was derived as follows:  33% residential customers, 45% commercial customers, 10% industrial customers, 7% public authorities, 2% agricultural and other customers, and 3% other electric revenue.  At
December 31, 2002, SCE had consolidated assets of $18.2 billion and total shareholder's equity of $4.4 billion.  SCE had 12,113 full-time employees at year-end 2002.

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

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE's competitive environment, appears in the
MD&A under "Regulatory Matters," and that information is incorporated herein by reference.

SCE is subject to the jurisdiction of the United States Nuclear Regulatory Commission (NRC) with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning, and siting of SCE's power plants within California are subject to the jurisdiction of the California
Energy Commission and the CPUC.  SCE is subject to the rules and regulations of the California Air Resources Board, State of Nevada,
and local air pollution control districts with respect to the emission of pollutants into the atmosphere;the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes.  SCE is also subject to regulation by the United States Environmental Protection Agency (EPA), which administers federal statutes relating to environmental matters.  Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

The California Coastal Commission issued a coastal permit for the construction of San Onofre Nuclear Generating Station (San Onofre)
Units 2 and 3 in 1974.  This permit, as amended, requires mitigation for impacts to fish and the San Onofre kelp bed.  California
Coastal Commission jurisdiction will continue for several years due to ongoing implementation and oversight of these permit mitigation conditions, consisting of restoration of wetlands and construction of an artificial reef for kelp.  These mitigation measures were required to offset San Onofre's cooling water intake impacts to fish and kelp. SCE has a coastal permit to construct a temporary dry cask spent fuel storage installation for San Onofre Units 2 and 3.  The California Coastal Commission also has continuing jurisdiction over coastal permits issued for the decommissioning of San Onofre Unit 1,including for the construction of a temporary dry cask spent fuel storage installation for spent fuel from that unit.

The United States Department of Energy has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

In 1997, the CPUC issued a decision which established additional rules governing the relationship between California's natural gas local distribution companies, electric utilities, and certain of their affiliates. While SCE and its affiliates have been subject to affiliate transaction rules since the establishment of its holding company structure in 1988, these additional rules are more detailed and restrictive.  As required by the 1997 rules and an interim CPUC resolution, SCE has filed compliance plans which set forth SCE's implementation of the additional affiliate transaction rules.  The CPUC has not ruled on the sufficiency of SCE's compliance plans.  In January 2001, the CPUC issued an order instituting rulemaking to commence the review of the 1997 affiliate transaction rules that the original decision requires.  The CPUC proposed that some rules be considered for streamlining or other revision, while inviting interested parties to submit proposals of their own.  No decision has yet been issued, and the CPUC suspended the proceeding in light of having opened the holding company proceeding, discussed next below.

In April 2001,the CPUC adopted an order instituting investigation that reopened the past CPUC decisions authorizing the utilities to form holding companies and initiated an investigation into whether

Edison International and PG&E Corporation violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; whether actions by Edison International and PG&E Corporation and their respective nonutility affiliates to shield, or "ring-fence," nonutility assets also violated the requirements that the holding companies give first priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; whether there are any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  For more information on this matter, see "Regulatory Matters - Holding Company Proceeding" in the
MD&A.

SCE cannot predict with certainty what effects the CPUC's investigation or any other actions by the CPUC may have on SCE.

Properties

SCE supplies electricity to its customers through extensive transmission and distribution networks.  Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 8,144 circuit miles of 33 kilovolt
(kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,579 circuit miles of 220 kV lines (all located in California), 1,236 circuit miles of 500 kV lines (998 miles in California, 126 miles in Nevada, and 112 miles in Arizona), and 814 substations (all in
California). SCE's distribution system, which takes power from substations to the customer, includes approximately 60,662 circuit miles of overhead lines, 34,606 circuit miles of underground lines, 1.5 million poles, 563 distribution substations, 672,597 transformers, and 723,000 area and street lights, all of which are located in California.

SCE owns and operates the following generating facilities:  (a) an undivided 75.05% interest (1,614 megawatts (MW)) in San Onofre
Units 2 and 3, which are large pressurized water nuclear units located on the California coastline between Los Angeles and San
Diego; (b) 36 hydroelectric plants (1,175 MW) located in California's Sierra Nevada, San Bernardino and San Gabriel mountain ranges, (c) a diesel-fueled generating plant (9 MW) located on Santa Catalina island off the Southern California coast, and
(d) an undivided 56% interest (885 MW net) in Mohave Generating Station, which consists of two coal-fueled generating units located in Clark County, Nevada near the California border.

SCE also owns an undivided 15.8% interest (590 MW) in Palo Verde Nuclear Generating Station, which is located near Phoenix, Arizona, and an undivided 48% interest (754 MW) in Units 4 and 5 at Four Corners Generating Station, which is a coal-fueled generating plant located in the Four Corners area of New Mexico.  The Palo Verde and Four Corners plants are operated by other utilities.

At year-end 2002, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 44% nuclear, 32%
coal, 23% hydroelectric, and less than 1% diesel.  The capacity factors in 2002 for SCE's nuclear and coal-fired generating units were:  96% for San Onofre; 73% for Mohave; 72% for Four Corners; and 94% for Palo Verde.  For SCE's hydroelectric plants, generating capacity is dependent on the amount of available water.  Therefore, while SCE's hydroelectric plants operated at a 35% capacity factor in 2002 due to a below normal water year, these plants were operationally available for 93.4% of the year.

The San Onofre units, Four Corners station, certain of SCE's substations, and portions of its transmission, distribution and communication systems are located on lands of the United States or others under (with minor exceptions) licenses, permits, easements or leases, or on public streets or highways

pursuant to franchises.  Certain of such documents obligate SCE, under specified circumstances and at its expense, to relocate transmission, distribution, and communication facilities located on lands owned or controlled by federal, state, or local governments.

Thirty-one of SCE's 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on United States lands pursuant to 30 to 50 year FERC licenses that expire at various times between 2003 and 2029 (the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction).  Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation.  When existing licenses expire, FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE.  New licenses issued to
SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require FERC to give environmental purposes greater consideration in the licensing process.  SCE's applications for the relicensing of certain hydroelectric projects with an aggregate dependable operating capacity of 134.82 MW are pending.
Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired. Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

On March 22, 2002, SCE, jointly with Pacific Terminals LLC, filed an application with the CPUC requesting authorization for the sale of certain oil storage and pipeline facilities by SCE to Pacific Terminals. The facilities were formerly used by SCE to provide fuel oil to its generating stations and, more recently, to conduct an oil storage and transport business for third parties.  The agreed-upon sales price is approximately $158 million, of which approximately $47 million represents the net gain on sale. The March
2002 joint application seeks final CPUC approval of the sale.  In the application, SCE proposed that all of the net gain on sale should be allocated to SCE shareholders.  A coalition of utility employees has opposed the sale, claiming that it could negatively impact the environment, health and safety, competition, and jobs, and that the sale is barred by a California law prohibiting the
CPUC from approving any sale of utility generating facilities until 2006. The CPUC's Office of Ratepayer Advocates has opposed SCE's proposed allocation of the net gain on sale, claiming that as much as 86% of the gain should be allocated to ratepayers.  Submittal of written testimony, hearings and briefings took place in the summer and fall of 2002.  The CPUC has not yet ruled on the application.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding Mortgage Bonds, of which approximately $3.7 billion in principal amount was outstanding on March 1, 2003.  Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or insubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in the Four Corners plant and the related easement and lease referred to below may be so considered.

SCE's rights in the Four Corners station, which is located on land of the Navajo Nation of Indians under an easement from the United
States and a lease from the Navajo Nation, may be subject to possible defects.  These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and the Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against the Navajo Nation without Congressional consent, the possible impairment or termination under certain circumstances of the easement and lease by the Navajo Nation, Congress, or

the Secretary of the Interior, and the possible invalidity of the trust indenture lien against SCE's interest in the easement,lease, and improvements on the Four Corners station.

Construction Program

Cash spent by SCE for its construction expenditures totaled $1.0 billion in 2002, $688 million in 2001, and $1.1 billion in 2000.
Construction expenditures for 2003 are forecasted at $1.0 billion.

Nuclear Power Matters

Nuclear Plant Reactor Vessel Heads and Steam Generators Inspections

Recent nuclear industry concern has been expressed on the subject of leakage from nuclear reactor vessel head nozzle penetrations due to leakage at the Davis-Besse nuclear plant in Ohio.  Inspections of the reactor head penetrations provide early detection of the conditions that cause the Davis-Besse type leakage.  During scheduled refueling and maintenance outages at San Onofre Units 2 and 3, conducted in 2002 and 2003, vessel head nozzle penetrations in both units were inspected and no indications of leakage or degradation were detected.  Inspections of Palo Verde Units 1 and 2 were also performed during scheduled refueling and maintenance outages in 2002 and no indications of leakage or degradation were detected.  The vessel head of Palo Verde Unit 3 will be inspected in the spring of 2003.

The San Onofre Units 2 and 3 steam generators experience tube degradation as in other nuclear power plants.  This degradation eventually leads to reduced plant output and the need for steam generator replacement.  To date, 9% of Unit 2's tubes and 7% of
Unit 3's tubes have been removed from service.

Palo Verde Plant Steam Generator Replacements

During the fall of 2003, the steam generators are scheduled to be replaced at Palo Verde Unit 2.  A decision has also been made to prepare for replacement of steam generators for Units 1 and 3. Although a final determination of when Units 1 and 3 steam generators will be replaced has not yet been made, SCE and the other participants have approved the procurement of replacement steam generators and initiation of engineering work.  This action will provide Palo Verde participants an option to replace the steam generators in the 2005 to 2007 time period should they ultimately decide to do so.  SCE estimates that its portion of the fabrication and installation costs and associated power upgrade modifications will be approximately $70 million over the next seven years.

Nuclear Facility Decommissioning

On June 3, 1999, the CPUC adopted a settlement agreement providing for SCE to decommission San Onofre Unit 1 using decommissioning trust funds. On February 15, 2000, the California Coastal Commission approved SCE's application for a coastal permit to demolish and remove San Onofre Unit 1 buildings and other structures and to construct a temporary dry cask spent fuel storage facility as part of the decommissioning project.  On February 7, 2003, the Coastal Commission granted SCE an amendment revising this approval to allow
SCE to transport the Unit 1 reactor pressure vessel by a vehicle transporter through a state park and the federal military's Camp
Pendleton to a boat dock (the original permit authorized transport by rail).  Several parties have indicated their intent to challenge this amendment.  SCE is unable to predict with certainty the outcome of any future litigation and the potential cost of this matter.  Decommissioning of Unit 1 is underway and will be completed in three phases:  (1) decontamination and dismantling of all structures and some foundations, (2) spent fuel storage monitoring, and (3) fuel storage facility dismantling, removal of remaining foundations, and site

restoration.  Phase one is anticipated to continue through 2008.  Phase two is expected to continue until 2026. Phase three will be conducted concurrently with the San Onofre Units 2 and 3 decommissioning projects. SCE expects that its reasonable San Onofre Unit 1 decommissioning costs will be paid from its nuclear decommissioning trust funds.  SCE maintains a customer-funded trust with a sufficient balance to pay for its share of the estimated cost for the remaining San Onofre Unit 1 decommissioning work. SCE plans to decommission its other nuclear generating facilities following expiration of the operating licenses as expeditiously as possible once authorized by the NRC. The operating licenses expire in 2022 for San Onofre Units 2 and 3, and in 2024, 2026 and 2027 for the
Palo Verde units. SCE customers are continuing to contribute to the decommissioning trusts for San Onofre Units 2 and 3, and for the Palo Verde units. Decommissioning costs are recorded as a component of depreciation expense.

Decommissioning (including Unit 1) is estimated to cost $2.5 billion (in year 2002 dollars) based on site-specific studies performed in 1998 for the San Onofre and Palo Verde units.  This estimate considers the total cost of decommissioning and dismantling the plant, including labor, material, burial, and other costs.  The site-specific studies are updated approximately every three years.
Changes in the estimated costs, timing of decommissioning, or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission.

Decommissioning expenses were $73 million in 2002, $96 million in 2001, and $106 million in 2000.  The accumulated provision for decommissioning,excluding San Onofre Unit 1 and unrealized holding gains, was $1.6 billion at December 31, 2002, and $1.5 billion at
December 31, 2001. The remaining cost to decommission San Onofre Unit 1 was approximately $298 million at December 31, 2002, and was recorded as a liability. Total expenditures for decommissioning of San Onofre Unit 1 through December 31, 2002, were $196 million.

Decommissioning funds collected in rates are placed in independent trusts which, together with accumulated earnings, will be utilized solely for decommissioning.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of the San Onofre and Palo
Verde units have purchased the maximum private primary insurance available ($200 million at December 31, 2002, and $300 million beginning January 1, 2003). The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. The maximum deferred premium for each nuclear incident is
$88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident.  It would have to pay, however, no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.  The Federal law requiring the nuclear insurance described above for all new NRC licensed reactors was due to expire in August 2002.  The United States Congress has extended the expiration date of the applicable law until December 31, 2003, and is considering amendments that, among other things, are expected to extend the law beyond 2003.

Property damage insurance covers losses up to $500 million, including decontamination costs, at the San Onofre and Palo Verde units.
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

Fuel Supply and Purchased Power

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from other utilities, independent power producers, qualifying facilities and the California Independent System Operator (ISO).  In addition, power is provided to SCE's customers through purchases by the California Department of Water Resources ("CDWR") under contracts with third parties.  See the discussion in the MD&A under "REGULATORY MATTERS" for more information about power procurement activities. Sources of power to serve SCE's customers during 2002 were as follows:  33.4% purchased power; 21.4% CDWR; and 45.3% SCE-owned generation consisting of 25.7% nuclear, 14.4% coal, and 5.2% hydro.

Natural Gas Supply

SCE's only gas requirement in 2002 was for start-up use at Mohave coal-fired generation facility where firm transportation rights of
18,000 million British thermal units (mmBtu) per day were maintained on Southwest Gas Corp.'s pipeline.  SCE also maintains firm access rights onto the Southern California Gas Company system at Wheelers Ridge for 198,863 mmBtu per day as a result of a 13-year contract entered into in August 1993. In 2002, the CPUC instructed the investor-owned utilities to bid on El Paso Natural Gas (EPNG)
pipeline capacity in anticipation of a gas requirement in 2003.  SCE participated in the auction and was awarded 9,218 mmBtu per day for delivery commencing in November 2002. Since there was no gas requirement on the EPNG pipeline in 2002, all capacity was released by SCE back to the market at tariff rates. The CPUC is currently investigating whether the acquisition of the EPNG capacity was consistent with Commission directions.

The acquired electrical capacity secured by SCE for 2003 included contracts requiring gas to be supplied as part of the contractual obligation (tolling arrangements).  In preparation, SCE entered into a number of North American Energy Standards Board agreements
(master gas agreements) that define the terms and conditions of all transactions with a particular supplier prior to any financial commitment.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre Units 2 and 3 through the years indicated below:

      Uranium concentrates....................................  2008
           Conversion.........................................  2008
           Enrichment.........................................  2008
           Fabrication........................................  2005

Assuming normal operation and full utilization of existing on-site fuel-storage capacity, San Onofre Units 2 and 3 will maintain full-core offload reserve through 2005.  The Nuclear Waste Policy Act of 1982 requires that the United States Department of Energy provide for the disposal of utility spent

nuclear fuel beginning January 31, 1998.  The Department of Energy has defaulted on its obligation to begin acceptance of spent nuclear fuel from the commercial nuclear industry by that date.  Additional spent fuel storage either on-site or at another location will be required to permit continued operations beyond 2005.  Additional on-site spent fuel storage capacity is being developed as necessary to allow for continued operation of San Onofre Units 2 and 3.

Participants in the Palo Verde units have contractual agreements to meet a majority of the 2003-2004 nuclear fuel requirements.
Negotiations are being completed with various suppliers to provide the remaining portion of the 2003-2004 requirements not currently under contract.  With the execution of these contracts, all nuclear fuel requirements will be covered through 2008.  Fabrication requirements are covered through 2015.

The Palo Verde plant has existing fuel storage pools and is in the process of completing construction of a new facility for on-site dry storage of spent fuel.  With the existing storage pools and the addition of the new facility, spent fuel storage or disposal methods will be available for use by the Palo Verde plant to allow its continued operation through the term of the plant license.

Coal Supply

SCE purchases coal pursuant to long term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations, the Mohave and Four Corners plants.  SCE entered into a coal contract, dated September 1, 1966, with BHP Navajo Coal
Company, the predecessor to the current owner of the Navajo mine, to supply coal to Four Corners Units 4 and 5.  The initial term of this coal supply contract for the Four Corners plant is through 2004 and includes extension options for up to 15 additional years.
For discussion of the litigation affecting the coal supply contract for the Mohave plant, see "Navajo Nation Litigation" in Part 1,
Item 3 of this report.  SCE does not have reasonable assurance of an adequate coal supply for operating the Mohave plant after 2005.
If reasonable assurance of an adequate coal supply is not obtained, it will become necessary to shut down the Mohave plant after
December 31, 2005.  For additional information, see "REGULATORY MATTERS - Mohave Generating Station Proceeding" in the MD&A.

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

Air Quality

The Mohave plant located in Laughlin, Nevada, and the Four Corners plant located in the Four Corners area of New Mexico are subject to various air quality regulations, including the federal Clean Air Act and similar state and local statutes.

Mohave Consent Decree.  In 1998, several environmental groups filed suit against the co-owners of the Mohave plant regarding alleged violations of emissions limits.  In order to resolve the lawsuit and accelerate resolution of key environmental issues regarding the plant, the parties entered into a consent decree, which was approved by the court in December 1999.  The decree also addressed concerns raised by EPA programs regarding regional haze and visibility. As to regional haze, the EPA issued final rulemaking on July 1, 1999, that did not impose any additional emissions control requirements on the Mohave plant beyond meeting the provisions of the consent decree.  As to visibility, the EPA issued its final rule regarding visibility impairment at the Grand Canyon on February 8, 2002. This final rule incorporated the terms of the consent decree into the
Visibility Federal Implementation Plan for the state of Nevada, making the terms of the consent decree federally enforceable.

SCE's share of the costs of complying with the consent decree and taking other actions to continue operation of the Mohave plant beyond 2005 is estimated to be approximately $605 million over the next four years; however, SCE has suspended its efforts seeking
CPUC approval for the installation of such Mohave plant controls.  See "OTHER DEVELOPMENTS - Environmental Protection" in the MD&A
for more information on these issues.

Mercury Maximum Achievable Control Technology (MACT) Determination. In December 2000, the EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act and indicated that it would propose a rule to regulate these emissions by no later than December 15, 2003. The regulations are required to become final in 2004 with controls in place by 2007. This section of the Clean Air Act provides only for technology based standards, and does not permit market trading options. Until the EPA's standards relating to emissions of mercury and other hazardous air pollutants are actually promulgated, the potential cost of these control technologies cannot be estimated, and SCE cannot determine the potential impact on the operations of its facilities.

National Ambient Air Quality Standard.  A new ambient air quality standard was adopted by the EPA in July 1997 to address emissions of fine particulate matter.  It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides.  This standard was challenged in the courts, and on March 26, 2002, the United
States Court of Appeals for the District of Columbia Circuit upheld the EPA's revised ozone and fine particulate matter ambient air quality standards.

Because of the delays resulting from the litigation over the standard, the EPA's new schedule for implementing the 8-hour ozone and fine particulate matter standards calls for designation of attainment and nonattainment areas under the two standards in 2004. Once these designations are published, states will be required to revise their implementation plans to achieve attainment of the revised standards, and determine which plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.  Any requirement imposed on SCE's coal-fired generating facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the ozone and fine particulate matter standard will not be known until the states revise their implementation plans.

New Source Review Requirements. On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities, not including SCE, for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations.  Around that same time, the EPA issued requests for information pursuant to the Clean Air Act to numerous other electric utilities seeking to determine whether these utilities also engaged in activities in violation of the NSR requirements.  On June 27, 2000, the EPA issued a request for information to the Four
Corners plant.  On September 1, 2000, Arizona Public Service Company, the

operator of the plant, replied to the request. To date, no further action has been taken by the EPA with respect to the Four Corners plant.

Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations.  These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties. The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units. The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities range between $1 million and $10 million. Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized. However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative
Procedure Act." No change in the Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below).

On December 31, 2002, the EPA finalized a rule to improve the NSR program.  This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits.  Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective
March 3, 2003.  It is unknown whether any litigation may lead to changes to the requirements of the new rule.

In addition to this final rule, the EPA has proposed a rule to clarify the "routine maintenance and repair" exclusion contained in the EPA's regulations.  The public comment period for this rule has been extended to May 2, 2003.  A clearer definition of "routine maintenance, repair and replacement," would provide SCE greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements.

SCE is presently unable to determine the impact of these developments relating to NSR on SCE's coal-fired generating facilities.

Greenhouse Gas Emissions Reductions.  On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18% by 2012 and to provide funding for climate-change related programs.  The President's proposed program does not include mandatory reductions of greenhouse gas emissions.  However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emissions reductions and to address other issues related to climate change.  In addition, in February 2003, seven states gave notice of their intent to sue EPA alleging that EPA has failed to regulate carbon dioxide and other greenhouse gas emissions from power plants as required by the Clean Air Act.

SCE is presently unable to determine the impact of these developments relating to greenhouse gas emissions on SCE's coal-fired generating facilities.

Federal Legislative Initiatives.  There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations.  These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury; some bills would also impose limitations on carbon dioxide emissions. The various proposals differ in many details, including the timing of any required reductions, the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements.  There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation.  Accordingly,
SCE is not able to evaluate the potential impact of these proposals at this time.

Hazardous Waste Compliance and Remediation

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and
Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986,
impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several. The cost of investigation, remediation or removal of these substances may be substantial. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site.

Toxic Substances Control Act.  The federal Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of listed compounds, such as polychlorinated biphenyls, a toxic substance used in certain electrical equipment.  Current costs for remediation and disposal of this substance are immaterial.

The CPUC allows SCE to recover in retail rates paid by its customers environmental remediation costs at certain sites through an incentive mechanism.  See Note 10 of the Notes to Financial Statements and the "OTHER DEVELOPMENTS - Environmental Protection"
section in the MD&A for more information.

Water Quality

Clean Water Act.  Regulations under the federal Clean Water Act require permits for the discharge of certain pollutants into United
States waters and permits for the discharge of stormwater flows from certain facilities.  Under this act, the EPA issues effluent limitation guidelines, pretreatment standards, and new source performance standards for the control of certain pollutants. The Clean
Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at facilities such as San Onofre.  Individual states may impose more stringent effluent limitations than EPA.  California has an EPA program to issue individual or group (general) permits for Clean
Water Act discharges.

SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to certain of its power plants. SCE presently has discharge permits for all applicable facilities.

The U.S. EPA is scheduled to adopt new regulations governing cooling water intake structures in February 2004.  The San Onofre facility would be subject to these rules.  If the final rules resemble those proposed by EPA, SCE believes the new rules will not significantly impact San Onofre and that the facility will be compliant without any physical or operational modifications.

Safe Drinking Water and Toxic Enforcement Act.  California's Safe Drinking Water and Toxic Enforcement Act prohibits the exposure of individuals to chemicals known to the State of California to cause cancer or reproductive harm and the discharge of such chemicals into potential sources of drinking water.  As SCE's operations call for use of different products, and as additional chemicals are placed on the State's list, SCE is required to incur additional costs to review and possibly revise its operations to ensure compliance with the requirements of this law.

Item 2.  Properties

The principal properties of SCE are described above under "Properties."

Item 3.  Legal Proceedings

Navajo Nation Litigation

On June 18, 1999, SCE was served with a complaint filed by the Navajo Nation in the United States District Court for the District of
Columbia (D.C. District Court) against Peabody Holding Company and certain of its affiliates (Peabody), Salt River Project
Agricultural Improvement and Power District, and SCE. The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims. Peabody supplies coal from mines on Navajo Nation lands to the Mohave
Station. The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated. SCE joined Peabody's motion to strike the Navajo Nation's complaint.  In addition, SCE and the other defendants filed motions to dismiss.

On March 15, 2001, the District Court granted the Hopi Tribe's motion to intervene in the litigation.  The District Court also on that date granted Salt River's motion to dismiss the Navajo Nation's complaint against it on jurisdictional grounds.

On February 21, 2002, Peabody filed a demand to arbitrate in the United States District Court in Arizona (Arizona District Court)
pursuant to a provision of their agreement with the Navajo Nation.  At the same time, Peabody and SCE filed cross claims against the
Navajo Nation in the D.C. District Court action, alleging that the Navajo breached a settlement agreement between Peabody and the
Navajo Nation by filing their lawsuit.  Additionally, Peabody filed a motion to transfer the action to the Arizona District Court or to stay the D.C. District Court action pending the outcome of arbitration-related proceedings. The D.C. District Court granted SCE's and Peabody's motion for leave to file the counterclaims, but denied Peabody's motion to transfer or stay the D.C. District Court action.  Peabody and SCE appealed that part of the order denying the requested stay. On January 16, 2003, the Arizona District Court ruled that it did not have jurisdiction and dismissed the Arizona District Court action.

Some of the issues included in this case were recently addressed by the United States Supreme Court. The Navajo Nation had
previously filed suit in the Court of Claims against the United States Department of Interior, alleging that the Government had breached its fiduciary duty concerning the above-referenced contract negotiations. On February 4, 2000, the Court of Claims issued a decision in the Government's favor, finding that while there had been a breach, there was no available redress from the Government.
In its decision, the Court indicated that it was making no statements regarding, or findings in, the above federal civil court action.  The Navajo Nation filed an appeal and the Court of Appeals ruled that the Court of Claims did have jurisdiction to award damages and remanded the case for that purpose.  The United States filed for a Writ of Certiorari to the United States Supreme Court
which was granted.  On March 4, 2003, the Supreme Court issued its majority decision reversing the decision of the Court of
Appeals.   The Supreme Court concluded that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.

Power Exchange Performance Bond Litigation

On January 19, 2001, American Home Assurance Company (American Home) notified SCE that due to SCE's failure to comply with its payment obligations to the California Power Exchange (PX), the PX issued a demand to American Home on a $20,000,000 pool performance bond.  American Home

demanded payment from SCE by January 29, 2001, of $20,000,000 under an indemnity agreement between SCE and American Home.

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

On March 1, 2002, SCE made payment directly to the PX on the full amount of its outstanding obligations. The PX was unwilling to provide American Home with an exoneration of the pool performance bond, and has continued to pursue the arbitration, asserting, among other things, that it is entitled to the face amount of the bond on account of PG&E's default.

On March 19, 2002, American Home initiated suit against SCE, alleging that SCE's failure to obtain an exoneration of the bond in connection with SCE's payment of its indebtedness was a material breach of the indemnity agreement. On April 30, 2002, SCE filed its answer to American Home's lawsuit denying the material allegations of the complaint and filed a cross complaint against American
Home, alleging causes of action for breach of contract and bad faith, reformation of conduct, breach of fiduciary duty, and declaratory relief.  Among other relief, SCE seeks the return of its previously deposited $20,200,000.

CPUC Litigation and Settlement

See the discussion, which is incorporated herein by this reference, under "REGULATORY MATTERS-CPUC Litigation Settlement Agreement"
in the MD&A for a description of SCE's lawsuit against the CPUC, its settlement, and the appeal of the stipulated judgment approving the settlement.

CPUC Investigation Regarding SCE's Electric Line Maintenance Practices

On August 25, 2001, the CPUC issued an order instituting investigation (OII) regarding SCE's overhead and underground electric line maintenance practices.  The OII was based on a report issued by the CPUC's Protection and Safety Consumer Services Division (CPSD),
which alleged a pattern of noncompliance with the CPUC's general orders for the maintenance of electric lines over the period
1998-2000.  The OII also alleged that noncompliant conditions were involved in 37 accidents resulting in death, serious injury, or property damage.  The CPSD identified 4,817 alleged violations of the general orders during the three-year period; and the OII put
SCE on notice that it is potentially subject to a penalty of between $500 and $20,000 for each violation or accident.

Prepared testimony was filed in this matter in April 2002, and hearings were conducted in September 2002.  In its opening brief on
October 21, 2002, CPSD recommended SCE be assessed a penalty of $97 million.  SCE addressed in its reply brief the legal, factual, and equitable reasons why CPSD's penalty recommendation should be rejected.  On December 20, 2002, SCE filed a petition seeking to set aside the CPSD's submission.  On February 21, 2003, the administrative law judge (ALJ) issued a ruling setting aside submission, directed further briefing on the application of the appropriate standard to govern SCE's electric line maintenance obligation, and scheduled closing argument for April 22, 2003.  On March 14, 2003, SCE and the CPSD filed additional briefs in response to the ALJ's direction.  A decision is expected in the second or third quarter of 2003.  See the discussion under
"REGULATORY MATTERS - Electric Line Maintenance Practices Proceeding" in the MD&A for additional information.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

                                        Age at
        Executive Officer           December 31, 2002             Company Position

  John E. Bryson                           59             Chairman of the Board
  ------------------------------ ------------------------ ---------------------------------------------------------
  Alan J. Fohrer                           52             Chief Executive Officer and Director
  ------------------------------ ------------------------ ---------------------------------------------------------
  Robert G. Foster                         55             President
  ------------------------------ ------------------------ ---------------------------------------------------------
  Harold B. Ray                            62             Executive Vice President, Generation
  ------------------------------ ------------------------ ---------------------------------------------------------
  Pamela A. Bass                           55             Senior Vice President, Customer Service
  ------------------------------ ------------------------ ---------------------------------------------------------
  John R. Fielder                          57             Senior Vice President, Regulatory Policy and Affairs
  ------------------------------ ------------------------ ---------------------------------------------------------
  Stephen E. Pickett                       52             Senior Vice President and General Counsel
  ------------------------------ ------------------------ ---------------------------------------------------------
  Richard M. Rosenblum                     52             Senior Vice President, Transmission and Distribution
  ------------------------------ ------------------------ ---------------------------------------------------------
  W. James Scilacci                        47             Senior Vice President and Chief Financial Officer
  ------------------------------ ------------------------ ---------------------------------------------------------
  Mahvash Yazdi                            51             Senior Vice President and Chief Information Officer
  ------------------------------ ------------------------ ---------------------------------------------------------
  Bruce C. Foster                          50             Vice President, Regulatory Operations
  ------------------------------ ------------------------ ---------------------------------------------------------
  Frederick J. Grigsby, Jr.                55             Vice President, Human Resources and Labor Relations
  ------------------------------ ------------------------ ---------------------------------------------------------
  Thomas M. Noonan                         51             Vice President and Controller
  ------------------------------ ------------------------ ---------------------------------------------------------
  Pedro J. Pizarro                         37             Vice President, Strategy and Business Development
  ------------------------------ ------------------------ ---------------------------------------------------------

 -------------------------
(1)  The term "Executive Officers" is defined by Rule 3b-7 of the General Rules and Regulations under the Securities Exchange Act of
     1934, as amended.

None of SCE's executive officers is related to each other by blood or marriage.  As set forth in Article IV of SCE's Bylaws, the elected officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE, Edison International and/or the nonutility company affiliates of SCE for more than five years except Frederick J. Grigsby, Jr., and Pedro J. Pizarro. Those officers who have not held their present position with SCE for the past five years had the following business experience during that period:

Executive Officer                           Company Position                               Effective Dates
--------------------------- ------------------------------------------------- ------------------------------------------
John E. Bryson              Chairman of the Board, SCE                        January 2003 to present
                            Chairman of the Board, President, and Chief       January 2000 to present
                            Executive Officer, Edison International
                            Chairman of the Board, Edison Capital             January 2000 to present
                            Chairman of the Board, Edison Mission Energy      January 2000 to December 2002
                            Chairman of the Board and Chief Executive         October 1990 to December 1999
                            Officer, Edison International and SCE
--------------------------- ------------------------------------------------- ------------------------------------------
Alan J. Fohrer              Chief Executive Officer and Director, SCE         January 2003 to present
                            Chairman of the Board and Chief Executive         January 2002 to December 2002
                            Officer, SCE
                            President and Chief Executive Officer,            January 2000 to December 2001
                            Edison Mission Energy
                            Executive Vice President and Chief Financial      September 1996 to January 2000
                            Officer, Edison International
                            Chairman of the Board, Edison                     January 1998 to September 1999
                            Enterprises
                            Executive Vice President and Chief Financial      September 1996 to December 1999
                            Officer, SCE
                            Vice Chairman of the Board, Edison Mission        May 1993 to January 1999
                            Energy
--------------------------- ------------------------------------------------- ------------------------------------------
Robert G. Foster            President, SCE                                    January 2002 to present
                            Senior Vice President, External Affairs, Edison   April 2001 to December 2001
                            International and SCE
                            Senior Vice President, Public Affairs, Edison     November 1996 to April 2001
                            International and SCE
--------------------------- ------------------------------------------------- ------------------------------------------
Pamela A. Bass              Senior Vice President, Customer Service, SCE      March 1999 to present
                            Vice President, Customer Solutions Business       June 1996 to February 1999
                            Unit, SCE
--------------------------- ------------------------------------------------- ------------------------------------------
John R. Fielder             Senior Vice President, Regulatory Policy and      February 1998 to present
                            Affairs, SCE
                            Vice President, Regulatory Policy and Affairs,    February 1992 to February 1998
                            SCE
--------------------------- ------------------------------------------------- ------------------------------------------

Executive Officer                           Company Position                               Effective Dates
--------------------------- ------------------------------------------------- ------------------------------------------
Stephen E. Pickett          Senior Vice President and General Counsel, SCE    January 2002 to present
                            Vice President and General Counsel, SCE           January 2000 to December 2001
                            Associate General Counsel, SCE                    November 1993 to December 1999
--------------------------- ------------------------------------------------- ------------------------------------------
Richard M. Rosenblum        Senior Vice President, Transmission and           February 1998 to present
                            Distribution, SCE
                            Vice President, Distribution Business Unit, SCE   January 1996 to February 1998
--------------------------- ------------------------------------------------- ------------------------------------------
W. James Scilacci           Senior Vice President and Chief Financial         January 2003 to present
                            Officer, SCE
                            Vice President and Chief Financial Officer, SCE   January 2000 to December 2002
                            Director, 2002 General Rate Case, SCE             August 1999 to December 1999
                            Director, Qualifying Facility Resources, SCE      January 1996 to August 1999
--------------------------- ------------------------------------------------- ------------------------------------------
Mahvash Yazdi               Senior Vice President and Chief Information       January 2000 to present
                            Officer, SCE and Edison International
                            Vice President and Chief Information Officer,     May 1997 to December 1999
                            SCE and Edison International
--------------------------- ------------------------------------------------- ------------------------------------------
Frederick J. Grigsby, Jr.   Vice President, Human Resources and Labor         July 2001 to present
                            Relations
                            Senior Vice President, Human Resources, Fluor     December 1998 to October 2000
                            Corporation(1)(2)
                            Vice President, Human Resources, Thermo King      December 1995 to November 1998
                            Corporation(1)(3)
--------------------------- ------------------------------------------------- ------------------------------------------
Thomas M. Noonan            Vice President and Controller, SCE and Edison     March 1999 to present
                            International
                            Assistant Controller, SCE and Edison              September 1993 to March 1999
                            International
--------------------------- ------------------------------------------------- ------------------------------------------
Pedro J. Pizarro            Vice President, Strategy and Business             July 2001 to present
                            Development, SCE
                            Vice President, Technology Business               September 2000 to June 2001
                            Development, Edison International
                            Director, Strategic Planning, Edison              May 1999 to September 2000
                            International
                            Consultant, McKinsey & Company(1)(4)              October 1993 to April 1999
--------------------------- ------------------------------------------------- ------------------------------------------

-------------------
(1)  This entity is not a parent, subsidiary or other affiliate of SCE.

(2)  The Fluor Corporation is one of the world's largest, publicly owned engineering, procurement, construction, and maintenance services organizations.

(3)  Thermo King Corporation provides climate control solutions for global transportation industries.

(4)  McKinsey & Company is a management consulting firm.

                                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in SCE's Annual Report to Shareholders for the year ended December 31, 2002 (Annual Report), under Quarterly Financial Data on page 63 and is incorporated by reference pursuant to General Instruction G(2).  As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.

Item 201(d) of Regulation S-K, "Securities Authorized For Issuance Under Equity Compensation Plans," is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data:1998-2002" on page 1, and is incorporated herein by reference pursuant to General Instruction G(2).

Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition

Information responding to Item 7 is included in the Annual Report under "Management's Discussion and Analysis of Results of
Operations and Financial Condition" on pages 2 through 29 and is incorporated herein by reference pursuant to General Instruction
G(2).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the Annual Report under "Management's Discussion and Analysis of Results of
Operations and Financial Condition-MARKET RISK EXPOSURES" on pages 8 through 9, and is incorporated herein by reference pursuant to
General Instruction G(2).

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 15 in Part III.  Other information responding to Item 8 is included in the Annual Report on pages 31 through 63 and is incorporated herein by reference pursuant to General Instruction G(2).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                               PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of SCE is set forth in Part I in accordance with General Instruction G(3), pursuant to
Instruction 3 to Item 401(b) of Regulation S-K.  Other information responding to Item 10 will appear in SCE's definitive Joint Proxy
Statement (Proxy Statement) to be filed

with the SEC in connection with SCE's Annual Shareholders' Meeting to be held on May 15, 2003, under the heading "Election of
Directors, Nominees for Election" and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responding to Item 11 will appear in the Proxy Statement under the headings "Director Compensation," "Executive
Compensation - Summary Compensation Table," "Option/SAR Grants in 2002," "Aggregated Option/SAR Exercises in 2002 and FY-End
Option/SAR Values," "Long-Term Incentive Plan Awards in Last Fiscal Year," "Pension Plan Table," "Other Retirement Benefits,"
"Employment Contracts and Termination of Employment Arrangements," and "Compensation and Executive Personnel Committees' Interlocks
and Insider Participation," and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responding to Item 12 will appear in the Proxy Statement under the headings "Stock Ownership of Directors and Executive
Officers" and "Stock Ownership of Certain Shareholders" and is incorporated herein by reference pursuant to General Instruction
G(3).

Item 201(d) of Regulation S-K, "Securities Authorized For Issuance Under Equity Compensation Plans," is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 will appear in the Proxy Statement under the headings "Certain Relationships and Transactions" and
"Other Management Transactions," and is incorporated herein by reference pursuant to General Instruction G(3).

Item 14.  Controls and Procedures

Under the Sarbanes-Oxley Act of 2002 and implementing rules and regulations adopted by the Securities and Exchange Commission (SEC),
SCE must maintain disclosure controls and procedures.  The term "disclosure controls and procedures" is defined in the SEC's regulations to mean, as applied to SCE, controls and other procedures that are designed to ensure that information required to be disclosed by SCE in reports filed with the SEC is recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by SCE in its SEC reports is accumulated and communicated to Edison International's management,including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  The SEC's regulations also require SCE to carry out evaluations, under the supervision and with the participation of
SCE's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of SCE's disclosure controls and procedures.  These evaluations must be carried out within the 90-day period prior to the filing date of certain reports, including this Annual Report on Form 10-K.

The Chief Executive Officer and the Chief Financial Officer of SCE have evaluated the effectiveness of the design and operation of
SCE's disclosure controls and procedures as of March 24, 2003.  They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by SCE in its reports filed with the SEC was (1) accumulated and communicated to SCE's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

The Chief Executive Officer and the Chief Financial Officer of SCE also have concluded that there were no significant changes in
SCE's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

The following items contained in the Annual Report are found on pages 2 through 63, and are incorporated by reference in this report.

         Management's Discussion and Analysis of Results of Operations and Financial Condition
         Responsibility for Financial Reporting
         Report of Independent Accountants
         Report of Predecessor Independent Public Accountants
         Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000
         Consolidated Balance Sheets - December 31, 2002, and 2001
         Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Changes in Common Shareholders' Equity - Years Ended December 31, 2002, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements

(a)(2)   Report of Independent Accountants and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers:
                                                                                               Page
                                                                                               ----
         Report of Independent Accountants on Financial Statement Schedule                      22
         Report of Predecessor Independent Accountants on Supplemental Schedules                23
         Schedule II - Valuation and Qualifying Accounts for the
              Years Ended December 31, 2002, 2001, and 2000                                     24

Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.

(a)(3)   Exhibits

         See Exhibit Index beginning on page 30 of this report.

         The Company will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to the Company of its reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

(b)      Reports on Form 8-K

         November 20, 2002
              Item 5:  Other Events       California Public Utilities Commission Litigation Settlement Agreement
         December 13, 2002
              Item 5:  Other Events       John E. Bryson to become Chairman of the Board

                                                 REPORT OF INDEPENDENT ACCOUNTANTS ON
                                                     FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholder
of Southern California Edison Company:

Our audit of the consolidated financial statements referred to in our report dated March 26, 2003, appearing in the 2002 Annual
Report to Shareholders of Southern California Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the 2002 financial statement schedule information listed in
Item 15(a)(2) of this Form 10-K.  In our opinion, the 2002 financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  The 2001 and 2000 financial statement schedule information of Southern California Edison Company was audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated March 25, 2002.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 26, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN
REISSUED BY ARTHUR ANDERSEN LLP.

                         REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
                                       ON SUPPLEMENTAL SCHEDULES

To Southern California Edison Company:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the 2002 Annual Report to Shareholders of Southern California Edison Company incorporated by reference in this Form 10-K, and have issued our report thereon dated March 25, 2002. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The supplemental schedules listed in Part III of this Form 10-K are the responsibility of Southern California Edison Company's management and are presented for purposes of complying with the
Securities and Exchange Commission's rules and regulations, and are not part of the consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                              ARTHUR ANDERSEN LLP

Los Angeles, California
March 25, 2002

                                                  Southern California Edison Company

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 For the Year Ended December 31, 2002

                                                                   Additions
                                                        -----------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of Period
-----------------------------------------------------------------------------------------------------------------------
                                                                (In thousands)
Uncollectible Accounts:
     Customers                      $    28,300      $    21,035      $       --       $    19,297      $    30,038
     All other                            3,656            4,308              --             1,940            6,024
-----------------------------------------------------------------------------------------------------------------------
Total                               $    31,956      $    25,343      $       --       $    21,237(a)   $    36,062
-----------------------------------------------------------------------------------------------------------------------

----------------
(a)  Accounts written off, net.

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
                                                        -----------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of Period
-----------------------------------------------------------------------------------------------------------------------
                                                                (In thousands)
Group A:
Uncollectible Accounts:
     Customers                      $    19,793      $    28,926      $       --       $    20,419      $    28,300
     All other                            3,427            1,836              --             1,607            3,656
-----------------------------------------------------------------------------------------------------------------------
Total                               $    23,220      $    30,762      $       --       $    22,026(a)   $    31,956
-----------------------------------------------------------------------------------------------------------------------

Group B:
DOE Decontamination
     and Decommissioning            $    29,920      $        --      $                $     5,520(b)   $    24,400
Purchased-power settlements             466,232                               --           110,353(c)       355,879
Pension and benefits                    296,278          195,558                            72,037(d)       419,799
Maintenance Accrual
Insurance, casualty and other            64,058           54,827              --            43,815(e)        75,070
-----------------------------------------------------------------------------------------------------------------------
Total                               $   856,488      $   250,385      $       --       $   231,725      $   875,148
-----------------------------------------------------------------------------------------------------------------------

--------------------
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
----------------------------------------------------------------------------------------------------------------------
Total                               $    24,665      $    25,218      $       --       $    26,663(a)   $    23,220
----------------------------------------------------------------------------------------------------------------------

Group B:
DOE Decontamination
     and Decommissioning            $    34,590      $        --      $     (219)(b)   $     4,451(c)   $    29,920
Purchased-power settlements             563,459           17,188              --           114,415(d)       466,232
Pension and benefits                    232,901           44,244          24,101(e)          4,968(f)       296,278
Insurance, casualty and other            68,880           42,749              --            47,571(g)        64,058
----------------------------------------------------------------------------------------------------------------------
Total                               $   899,830      $   104,181      $   23,882       $   171,405      $   856,488
----------------------------------------------------------------------------------------------------------------------

------------------
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

                                           SOUTHERN CALIFORNIA EDISON COMPANY

                                           By:
                                           /S/ Kenneth S. Stewart
                                           --------------------------------------
                                           Kenneth S. Stewart
                                           Assistant General Counsel

                                           Date:  March 27, 2003

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

       Signature                                             Title                                    Date
       ---------                                             -----                                    ----

Principal Executive Officer:
     Alan J. Fohrer*                             Chief Executive Officer and Director           March 27, 2003

Principal Financial Officer:
     W. James Scilacci*                          Senior Vice President and
                                                     Chief Financial Officer                    March 27, 2003

Controller or Principal Accounting Officer:
     Thomas M. Noonan*                           Vice President and Controller                  March 27, 2003

Board of Directors:

     John E. Bryson*                             Director                                       March 27, 2003
     Bradford M. Freeman*                        Director                                       March 27, 2003
     Joan C. Hanley*                             Director                                       March 27, 2003
     Bruce Karatz*                               Director                                       March 27, 2003
     Luis G. Nogales*                            Director                                       March 27, 2003
     Ronald L. Olson*                            Director                                       March 27, 2003
     James M. Rosser*                            Director                                       March 27, 2003
     Richard T. Schlosberg, III*                 Director                                       March 27, 2003
     Robert H. Smith*                            Director                                       March 27, 2003
     Thomas C. Sutton*                           Director                                       March 27, 2003
     Daniel M. Tellep*                           Director                                       March 27, 2003

*By:

/S/ Kenneth S. Stewart
-----------------------------
Kenneth S. Stewart
Assistant General Counsel

                                   CERTIFICATION

I, ALAN J. FOHRER, certify that:

1.   I have reviewed this annual report on Form 10-K of SCE;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
                                      /S/ ALAN J. FOFRER
                                --------------------------------
                                         ALAN J. FOHRER
                                     Chief Executive Officer

                                        CERTIFICATION

I, W. JAMES SCILACCI, certify that:

1.   I have reviewed this annual report on Form 10-K of SCE;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
                                         /S/ W. JAMES SCILACCI
                            ------------------------------------------------
                                            W. JAMES SCILACCI
                            Senior Vice President and Chief Financial Officer

                                   EXHIBIT INDEX

Exhibit
Number                                             Description
------                                             -----------

3.1       Certificate of Amendment and Restated Articles of Incorporation of SCE effective June 1, 1993 (File No. 1-2313, Form
          10-K for the year ended December 31, 1993)*
3.2       Certificate of Correction of Restated Articles of Incorporation of SCE dated effective August 21, 1997 (File No.
          1-2313, Form 10-Q for the quarter ended September 30, 1997)*
3.3       Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on January 1, 2003
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
4.8       Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*
4.9       Eighty-Eighth Supplemental Indenture, dated as of July 15 1992 (File No. 1-2313, Form 8-K dated July 22, 1992)*
4.10      Indenture dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*
4.11      Indenture dated as of May 1, 1995 (File No. 1-2313, Form 8-K dated May 24, 1995)*
4.12      Ninety-Seventh Supplemental Indenture, dated as of February 21, 2002 (File No. 1-2313, filed as Exhibit 4.12 to Form
          10-K for the year ended December 31, 2001)*
4.13      Ninety-Eight Supplemental Indenture, dated February 15, 2003
10.1      1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit 10.2 to Form 10-K for the year ended December
          31, 1981)*
10.2      1985 Deferred Compensation Agreement for Executives (File No. 1-2313, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 1985)*
10.3      1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 1985)*
10.4      Director Deferred Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form 10-Q for
          the quarter ended June 30, 2002)*
10.4.1    Director Deferred Compensation Plan Amendment No. 1 (File No. 1-9936, filed as Exhibit 10.4.1 to the Edison
          International Form 10-K for the year ended December 31, 2002)*
10.5      Director Grantor Trust Agreement (File No. 1-9936, filed as Exhibit 10.10 to the Edison International Form 10-K for the
          year ended December 31, 1995)*
10.5.1    Director Grantor Trust Agreement Amendment 2002-1 (File No. 1-9936, filed as Exhibit 10.4 to the Edison International
          Form 10-Q for the quarter ended June 30, 2002)*
10.6      Executive Deferred Compensation Plan (File No. 1-9936, filed as Exhibit 10.2 to the Edison International Form 10-Q for
          the quarter ended March 31, 1998)*
10.6.1    Executive Deferred Compensation Plan Amendment No. 1 (File No. 1-9936, filed as Exhibit 10.6.1 to the Edison
          International Form 10-K for the year ended December 31, 2002)*
10.7      Executive Grantor Trust Agreement (File No. 1-9936, filed as Exhibit 10.12 to the Edison International Form 10-K for the
          year ended December 31, 1995)*
10.7.1    Executive Grantor Trust Agreement Amendment 2002-1 (File No. 1-9936, filed as Exhibit 10.3 to the Edison International
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
10.10.1   Executive Retirement Plan Amendment 2001-1 (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form 10-Q for the quarter ended March 31, 2001)*
10.10.2   Executive Retirement Plan Amendment 2002-1 (File No. 1-9936, filed as Exhibit 10.10.2 to the Edison International Form
          10-K for the year ended December 31, 2002)*
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
10.14     Officer Long-Term Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.3 to the Edison International Form
          10-Q for the quarter ended March 31, 1998)*
10.15     Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form 10-Q for the quarter ended June 30, 1998)*
10.15.1   Equity Compensation Plan Amendment No. 1 (File No. 1-9936, filed as Exhibit 10.3 to the Edison International Form 10-Q for the quarter ended June 30, 2000)*
10.16     2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form 10-Q for the quarter ended
          June 30, 2000)*
10.17     Forms of Agreement for long-term compensation awards under the Officer Long-Term Incentive Compensation Plan, the Equity
          Compensation Plan or the 2000 Equity Plan (File No. 1-9936, for 1992-1995 stock option awards filed as Exhibit 10.21.1 to the Edison International Form 10-K for the year ended December 31, 1995, for 1996 stock option awards filed as
          Exhibit 10.16.2 to the Edison International Form 10-K for the year ended December 31, 1996, for 1997 stock option awards filed as Exhibit 10.16.3 to the Edison International Form 10-K for the year ended December 31, 1997, for 1998 stock option awards filed as Exhibit 10.4 to the Edison International Form 10-Q for the quarter ended June 30, 1998, for 1999 stock option awards filed as Exhibit 10.1 to the Edison International Form 10-Q for the quarter ended March 31, 1999, for January 2000 stock option and performance share awards as restated filed as Exhibit 10.2 to the Edison International
          Form 10-Q for the quarter ended March 31, 2001, for May 2000 special stock option awards filed as Exhibit 10.2 to the
          Edison International Form 10-Q for the quarter ended June 30, 2000, for 2001 basic stock option and performance share awards filed as Exhibit 10.3 to the Edison International Form 10-Q for the quarter ended March 31, 2001, for 2001 special stock option awards filed as Exhibit 10.4 to the Edison International Form 10-Q for the quarter ended March 31,
          2001, for 2001 retention incentives filed as Exhibit 10.5 to the Edison International Form 10-Q for the quarter ended
          March 31, 2001, for 2001 exchange offer deferred stock units filed as Attachment C of Exhibit (a)(1) to Schedule TO-I dated October 26, 2001, and for 2002 stock option and performance share awards filed as Exhibit 10.1 to the Edison
          International Form 10-Q for the quarter ended March 31, 2002)*
10.18     Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as
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
10.20     Option Gain Deferral Plan as restated September 15, 2000 (File No. 1-9936, filed as Exhibit 10.25 to the Edison
          International Form 10-K for the year ended December 31, 2000)*
10.21     Election Terms for Warren Christopher (File No. 1-9936, filed as Exhibit 10.22 to the Edison International Form 10-K for
          the year ended December 31, 1997)*
10.22     Executive Severance Plan as adopted effective January 1, 2001 (File No. 1-9936, filed as Exhibit 10.34 to the Edison
          International Form 10-K for the year ended December 31, 2001)*
10.23     Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer (File No.
          1-9936, filed as Exhibit 10.2 to the Edison International Form 10-Q for the quarter ended March 31, 2000)*
10.24     Employment Letter Agreement with Mahvash Yazdi (File No. 1-9936, filed as Exhibit 10.34 to the Edison International Form
          10-K for the year ended December 31, 2002)*
12.       Computation of Ratios of Earnings to Fixed Charges
13.       Annual Report to Shareholders for year ended December 31, 2002
23.       Consent of Independent Accountants - PricewaterhouseCoopers LLP
24.1      Power of Attorney
24.2      Certified copy of Resolution of Board of Directors Authorizing Signature
99        Statement Pursuant to 18 U.S.C. Section 1350

-----------------
*  Incorporated by reference pursuant to Rule 12b-32.