Form 10-Q
period 2003-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 2003-05-14
CIK 92103

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
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2003
                               -----------------------------------------------------------------------------------

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to
                               ------------------------------------------    -------------------------------------

                                           Commission File Number 1-2313

                                        SOUTHERN CALIFORNIA EDISON COMPANY
                              (Exact name of registrant as specified in its charter)

                          CALIFORNIA                                           95-1240335
                (State or other jurisdiction of                             (I.R.S. Employer
                incorporation or organization)                             Identification No.)

                   2244 Walnut Grove Avenue
                        (P. O. Box 800)
                     Rosemead, California                                         91770
           (Address of principal executive offices)                            (Zip Code)

                        Registrant's telephone number, including area code: (626) 302-1212

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

                             Class                                         Outstanding at May 12, 2003
----------------------------------------------------------      ---------------------------------------------------
                  Common Stock, no par value                                       434,888,104

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                           ----
Part I.  Financial Information:

         Item 1.   Consolidated Financial Statements:

                   Consolidated Statements of Income - Three Months
                      Ended March 31, 2003 and 2002                                                         1

                   Consolidated Statements of Comprehensive Income -
                      Three Months Ended March 31, 2003 and 2002                                            1

                   Consolidated Balance Sheets - March 31, 2003
                      and December 31, 2002                                                                 2

                   Consolidated Statements of Cash Flows -
                      Three Months Ended March 31, 2003 and 2002                                            4

                   Notes to Consolidated Financial Statements                                               5

         Item 2.   Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                                                13

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              28

         Item 4.   Controls and Procedures                                                                 28

Part II. Other Information:

         Item 1.   Legal Proceedings                                                                       29

         Item 6.   Exhibits and Reports on Form 8-K                                                        30

         Signatures

         Certifications

SOUTHERN CALIFORNIA EDISON COMPANY

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                               Three Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                               2003                      2002
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Operating revenue                                                      $ 1,823                  $  1,907
-------------------------------------------------------------------------------------------------------------------

Fuel                                                                        58                        52
Purchased power                                                            452                       255
Provisions for regulatory adjustment clauses - net                         305                       671
Other operation and maintenance                                            485                       414
Depreciation, decommissioning and amortization                             213                       182
Property and other taxes                                                    41                        29
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                 1,554                     1,603
-------------------------------------------------------------------------------------------------------------------

Operating income                                                           269                       304
Interest and dividend income                                                39                       109
Other nonoperating income                                                   27                        10
Interest expense - net of amounts capitalized                             (124)                     (183)
Other nonoperating deductions                                              (26)                       (4)
-------------------------------------------------------------------------------------------------------------------

Net income before tax                                                      185                       236
Income tax                                                                  80                        84
-------------------------------------------------------------------------------------------------------------------

Net income                                                                 105                       152
Dividends on preferred stock                                                 3                         6
-------------------------------------------------------------------------------------------------------------------

Net income available for common stock                                  $   102                  $    146
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                               Three Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                               2003                      2002
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Net income                                                              $  105                   $   152
Other comprehensive income, net of tax:
   Amortization of cash flow hedges                                          1                         1
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                    $  106                   $   153
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                December 31,
In millions                                                                2003                       2002
--------------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
ASSETS

Cash and equivalents                                                   $   1,079                  $     992
Restricted cash                                                               45                         47
Receivables, less allowances of $24 and $36
   for uncollectible accounts at respective dates                            661                        767
Accrued unbilled revenue                                                     414                        437
Fuel inventory                                                                12                         12
Materials and supplies, at average cost                                      159                        159
Accumulated deferred income taxes - net                                       --                         42
Regulatory assets - net                                                      350                        509
Prepayments and other current assets                                         164                         57
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                       2,884                      3,022
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision
   for depreciation of $32 and $29 at respective dates                       157                        154
Nuclear decommissioning trusts                                             2,147                      2,210
Other investments                                                            317                        214
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                         2,621                      2,578
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost:
   Transmission and distribution                                          14,334                     14,202
   Generation                                                              1,460                      1,457
Accumulated provision for depreciation and decommissioning                (6,237)                    (8,094)
Construction work in progress                                                589                        529
Nuclear fuel, at amortized cost                                              144                        153
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                       10,290                      8,247
-------------------------------------------------------------------------------------------------------------------

Regulatory assets - net                                                    3,609                      3,838
Other deferred charges                                                       633                        629
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                     4,242                      4,467
-------------------------------------------------------------------------------------------------------------------

Total assets                                                           $  20,037                  $  18,314
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                December 31,
In millions, except share amounts                                          2003                       2002
--------------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Short-term debt                                                        $      --                  $      --
Long-term debt due within one year                                           705                      1,671
Preferred stock to be redeemed within one year                                 9                          9
Accounts payable                                                             751                        745
Accrued taxes                                                                835                        699
Accumulated deferred income taxes - net                                      139                         --
Other current liabilities                                                  1,567                      1,439
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                  4,006                      4,563
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                             5,119                      4,504
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                                    2,540                      2,658
Accumulated deferred investment tax credits                                  147                        148
Customer advances and other deferred credits                                 647                        964
Power-purchase contracts                                                     259                        309
Accumulated provision for pensions and benefits                              401                        356
Asset retirement obligations                                               2,006                         --
Other long-term liabilities                                                  155                        152
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                               6,155                      4,587
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
   (Notes 2 and 3)

Preferred stock:
   Not subject to mandatory redemption                                       129                        129
   Subject to mandatory redemption                                           141                        147
-------------------------------------------------------------------------------------------------------------------

Total preferred stock                                                        270                        276
-------------------------------------------------------------------------------------------------------------------

Common stock (434,888,104 shares outstanding at each date)                 2,168                      2,168
Additional paid-in capital                                                   342                        340
Accumulated other comprehensive loss                                         (16)                       (16)
Retained earnings                                                          1,993                      1,892
-------------------------------------------------------------------------------------------------------------------

Total common shareholder's equity                                          4,487                      4,384
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholder's equity                             $  20,037                  $  18,314
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                               2003                      2002
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                             $   105                  $    152
Adjustments to reconcile net income to
 net cash provided (used) by operating activities:
   Depreciation, decommissioning and amortization                          213                       182
   Other amortization                                                       24                        25
   Deferred income taxes and investment tax credits                          9                      (162)
   Regulatory assets - long-term - net                                      69                       537
   Gas call options                                                        (15)                      (23)
   Power contracts collateral                                              (39)                       --
   Other assets                                                            (37)                       17
   Other liabilities                                                       (23)                      112
   Changes in working capital:
      Receivables and accrued unbilled revenue                             129                       377
      Regulatory assets - short-term - net                                 159                        83
      Fuel inventory, materials and supplies                                --                        (2)
      Prepayments and other current assets                                (105)                       25
      Accrued interest and taxes                                           128                        56
      Accounts payable and other current liabilities                       141                    (2,343)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                           758                      (964)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issuance costs                                              (11)                      (31)
Long-term debt repaid                                                     (304)                     (400)
Bonds remarketed and funds held in trust                                    --                       192
Redemption of preferred stock                                               (5)                       --
Rate reduction notes repaid                                                (62)                      (62)
Nuclear fuel financing - net                                                --                       (59)
Short-term debt financing - net                                             --                      (527)
Dividends paid                                                              (4)                      (27)
-------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                     (386)                     (914)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                                           (267)                     (229)
Net funding of nuclear decommissioning trusts                              (21)                       (6)
Sales of investments in other assets                                         3                         2
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                     (285)                     (233)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                             87                    (2,111)
Cash and equivalents, beginning of period                                  992                     3,414
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                    $ 1,079                  $  1,303
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to present a fair statement of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report.  The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

The quarterly report should be read in conjunction with Southern California Edison's (SCE) 2002 Annual Report on
Form 10-K filed with the Securities and Exchange Commission.

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements"
included in its 2002 Annual Report.  SCE follows the same accounting policies for interim reporting purposes.

Certain prior-period amounts were reclassified to conform to the March 31, 2003 financial statement presentation.

New Accounting Standard

Effective January 1, 2003, SCE adopted a new accounting standard, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.
Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  However, rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs as recorded in accordance with this standard and the recovery of costs through the rate-making process. Regulatory assets and liabilities may also be recorded if it is probable that the asset retirement obligation (ARO) will be recovered through the rate-making process.

SCE's impact of adopting this standard was:

o    SCE adjusted its nuclear decommissioning obligation to reflect the fair value of decommissioning its nuclear power facilities. SCE also recognized AROs associated with the decommissioning of coal-fired generation assets.

o    At December 31, 2002, SCE had accrued $2.3 billion to decommission its nuclear facilities and
     $12 million to decommission its share of a coal-fired generating plant, under accounting principles in effect at that time.  Of these amounts, $298 million to decommission its inactive nuclear facility was recorded in other long-term liabilities, and the remaining $2.0 billion was recorded as a component of the accumulated provision for depreciation and decommissioning on the consolidated balance sheets in the 2002 Annual Report.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o    As of January 1, 2003, SCE reversed the $2.3 billion it had previously recorded for decommissioning, recorded the fair value of its AROs of approximately $2.0 billion in the deferred credits and other liabilities section of the balance sheet, and increased its unamortized nuclear investment by $303 million.
     The cumulative effect of a change in accounting principle from unrecognized accretion expense and adjustments to depreciation, decommissioning and amortization expense recorded to date was a $354 million after-tax gain, which under accounting standards for rate-regulated enterprises was deferred as a regulatory liability, partially offset by a $235 million deferred tax asset, as of January 1, 2003.  Accretion and depreciation expense resulting from the application of the new standard is expected to be approximately $143 million in 2003.  This cost will reduce the regulatory liability, with no impact on earnings.  As of March
     31, 2003, SCE's ARO for its nuclear facilities totaled approximately $2.0 billion and its nuclear decommissioning trust assets had a fair value of $2.1 billion.  If the new standard had been in place on
     January 1, 2002, SCE's ARO as of that date would have been $1.98 billion.  Approximately $1.9 billion collected through rates for cost of removal of plant assets not considered to be legal obligations remain in accumulated depreciation and decommissioning.

Stock-Based Employee Compensation

SCE has three stock-based employee compensation plans, which are described more fully in Note 7 of SCE's 2002
Annual Report.  SCE accounts for these plans using the intrinsic value method.  Upon grant, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income if SCE had used the fair-value accounting method.

                                                                                 Three Months Ended
                                                                                      March 31,
----------------------------------------------------------------------------------------------------------

         In millions                                                          2003               2002
----------------------------------------------------------------------------------------------------------

                                                                                     (Unaudited)
         Net income available for common stock, as reported                $   102            $   146
         Add: stock-based compensation expense using
            the intrinsic value accounting method - net of tax                   1                  1
         Less: stock-based compensation expense using
            the fair-value accounting method - net of tax                        1                  1
----------------------------------------------------------------------------------------------------------

         Pro forma net income available for common stock                   $   102            $   146
----------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows Information
                                                                                 Three Months Ended
                                                                                      March 31,
----------------------------------------------------------------------------------------------------------

         In millions                                                          2003               2002
----------------------------------------------------------------------------------------------------------

                                                                                     (Unaudited)
         Non-cash investing and financing activities:

         Details of senior secured credit facility transaction:
           Retirement of credit facility                                   $    --           $ (1,650)
           Senior secured credit facility replacement                           --              1,600
----------------------------------------------------------------------------------------------------------

         Cash paid on retirement of credit facility                        $    --           $    (50)
----------------------------------------------------------------------------------------------------------

         Details of long-term debt exchange offer:
           Variable rate notes redeemed                                    $  (966)          $     --
           First and refunding notes issued                                    966                 --
----------------------------------------------------------------------------------------------------------

Note 2.  Regulatory Matters

Further information on regulatory matters, including proceedings for California Department of Water Resources power purchases and revenue requirements, electric line maintenance practices, generation procurement, Mohave
Generating Station, utility-retained generation, and wholesale electricity markets, is described in Note 2 of
"Notes to Consolidated Financial Statements" included in SCE's 2002 Annual Report.

California Public Utilities Commission (CPUC) Litigation Settlement Agreement

In 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC, which sought a ruling that
SCE is entitled to full recovery of its past electricity procurement costs.  A key element of the settlement agreement was the establishment of a $3.6 billion rate-recovery mechanism called the procurement-related obligations account (PROACT) as of August 31, 2001.  The Utility Reform Network (TURN), a consumer advocacy group, and other parties appealed to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the court of appeals heard argument on the appeal, and on September 23, 2002 the court issued its opinion.  In the opinion, the court affirmed the district court on all claims, with the exception of the challenges founded upon California state law, which the appeals court referred to the California Supreme Court.  In sum, the appeals court concluded that none of the substantive arguments based on federal statutory or constitutional law compelled reversal of the district court's approval of the stipulated judgment.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

California courts on the issues of state law in this case, the appeals court issued a separate order certifying those issues in question form to the California Supreme Court and requested that the California Supreme Court accept certification.

The California Supreme Court accepted the certification, reformulated one of the certified questions as SCE had requested, and set a briefing schedule that will be followed by oral argument.  SCE and the CPUC filed their respective opening briefs on the certified questions on December 20, 2002.  TURN filed its answering brief on
January 24, 2003 and SCE and the CPUC filed reply briefs on February 13, 2003.  Various third parties, including the Governor, submitted friend-of-the-court briefs concerning the certified questions.  In addition, the
California Supreme Court requested that the parties provide supplemental briefing with respect to an issue related to California's open meeting laws.  The parties have complied with such request.  The California Supreme
Court has set oral arguments for May 27, 2003.  Once the California Supreme Court rules, the matter will return to the Ninth Circuit, which in turn should be guided by the California Supreme Court's answers and interpretations of state law.  In the meantime, the case is stayed in the federal appellate court.  SCE continues to operate under the settlement agreement, and also continues to believe it is probable that SCE ultimately will recover its past procurement costs through regulatory mechanisms, including the PROACT.  However, SCE cannot predict with certainty the outcome of the pending legal proceedings.

Holding Company Proceeding

In April 2001, the CPUC issued an order instituting investigation that reopens the past CPUC decisions authorizing utilities to form holding companies and initiates an investigation into, among other things:  whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  On January 9,
2002, the CPUC issued an interim decision on the first priority condition.  The decision stated that, at least under certain circumstances, the condition includes the requirement that holding companies infuse all types of capital into their respective utility subsidiaries when necessary to fulfill the utility's obligation to serve.
The decision did not determine if any of the utility holding companies had violated this condition, reserving such a determination for a later phase of the proceedings.  On February 11, 2002, SCE and Edison International
filed an application before the CPUC for rehearing of the decision.  On July 17, 2002, the CPUC affirmed its earlier decision on the first priority condition and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  On August 21,
2002, Edison International and SCE jointly filed a petition requesting a review of the CPUC's decisions with regard to first priority considerations, and Edison International filed a petition for a review of the CPUC decision asserting jurisdiction over holding companies, both in state court as required.  Pacific Gas and
Electric and San Diego Gas & Electric and their respective holding companies filed similar challenges, and all cases have been transferred to the First District Court of Appeals in San Francisco.  The CPUC filed briefs in opposition to the writ petitions. Edison International, SCE and the other petitioners filed reply briefs on March
6, 2003.  No hearings have been scheduled.  The court may rule without holding hearings.  SCE cannot predict with certainty what effects this investigation or any subsequent actions by the CPUC may have on it.

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

SCE's recorded estimated minimum liability to remediate its 40 identified sites is $100 million.  The sites include SCE's divested gas-fueled generation plants, for which SCE retained some liability after their sale.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $288 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $39 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $71 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $15 million to $25 million.  Recorded costs for the twelve months ended March 31, 2002 were $22 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Income Taxes

On August 7, 2002, Edison International received a notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for its 1994 to 1996 tax years.  Included in these amounts are deficiencies asserted against SCE.  The vast majority of SCE's tax deficiencies are timing differences and, therefore, amounts ultimately paid, if any, would benefit it as future tax deductions.  SCE believes that it has meritorious legal defenses to deficiencies asserted against it and believes that the ultimate outcome of this matter will not result in a material impact on its results of operations or financial position.

Navajo Nation Litigation

Peabody Holding Company (Peabody) supplies coal from mines on Navajo Nation lands to Mohave.  In June 1999, the
Navajo Nation filed a complaint in the United States District Court for the District of Columbia (D.C. District
Court) against Peabody and certain of its affiliates, Salt River Project Agricultural Improvement and Power
District, and SCE.  The complaint asserts claims against the defendants for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.  The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal.  The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated.

In February 2002, Peabody and SCE filed cross claims against the Navajo Nation, alleging that the Navajo Nation had breached a settlement agreement and final award between Peabody and the Navajo Nation by filing their lawsuit.

The Navajo Nation had previously filed suit in the Court of Claims against the United States Department of
Interior, alleging that the Government had breached its fiduciary duty concerning contract negotiations including the Navajo Nation and the defendants.  In February 2000, the Court of Claims issued a decision in the
Government's favor, finding that while there had been a breach, there was no available redress from the
Government.  Following appeal of that decision by the Navajo Nation, an appellate court ruled that the Court of
Claims did have jurisdiction to award damages and remanded the case to the Court of Claims for that purpose.  On
June 3, 2002, the Government's request for review of the case by the United States Supreme Court was granted.  On
March 4, 2003, the Supreme Court reversed the appellate court and held that the Government is not liable to the
Navajo Nation as there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the Supreme Court's analysis, on April 28, 2003, SCE filed a motion to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  The motion remains pending.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, nor the impact on this complaint or the Supreme Court's decision on the outcome of the Navajo Nation's suit against the government, or the impact of the complaint on the operation of Mohave beyond 2005.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $9.5 billion.  SCE and other owners of the
San Onofre and Palo Verde Nuclear Generating Stations have purchased the maximum private primary insurance available ($300 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the U.S. results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective June 1994.  The maximum deferred premium for each nuclear incident is $88 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $175 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.
If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.  The U.S.
Congress has extended the expiration date of the applicable law until December 31, 2003 and is considering amendments that, among other things, are expected to extend the law beyond 2003.

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

Spent Nuclear Fuel

Under federal law, the U.S. Department of Energy (DOE) is responsible for the selection and development of a facility for disposal of spent nuclear fuel and high-level radioactive waste.  Such a facility was to be in operation by January 1998.  However, the DOE did not meet its obligation.  It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or from other nuclear power plants.  Extended delays by the
DOE could lead to consideration of costly alternatives involving siting and environmental issues.  SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983
(approximately $24 million, plus interest).  SCE is also paying the required quarterly fee equal to 0.1(cent)per kWh of nuclear-generated electricity sold after April 6, 1983.

SCE, as operating agent, has primary responsibility for the interim storage of its spent nuclear fuel at
San Onofre.  The San Onofre Units 2 and 3 spent fuel pools currently contain San Onofre Unit 1 spent fuel in addition to spent fuel from Units 2 and 3.  Current capability to store spent fuel in the Units 2 and 3 spent fuel pools is adequate through 2005.  SCE plans to move the Unit 1 spent fuel to an interim spent fuel storage facility by the third quarter of 2003.  The spent fuel pool storage capacity for Units 2 and 3 will then accommodate needs until 2007 for Unit 2 and 2008 for Unit 3.  SCE expects to begin using an interim spent fuel storage facility for Units 2 and 3 spent fuel by early 2006.  Palo Verde on-site spent fuel storage capacity will accommodate needs until 2003 for Unit 2, and until 2004 for Units 1 and 3.  Arizona Public Service Company,
operating agent for Palo Verde, expects to begin using an interim spent fuel storage facility in the first half of 2003.

Note 4.  Subsequent Event

On April 16, 2003, SCE fully repaid a $300 million senior secured credit facility.  This revolver was secured by first and refunding mortgage bonds.  SCE may draw upon the $300 million available credit until the agreement expires on March 1, 2004.

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition

This Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) for the first quarter of 2003 discusses material changes in the results of operations, financial condition and other developments of Southern California Edison Company (SCE) since December 31, 2002 and as compared to the first quarter of 2002.  This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2002 (the year-ended 2002 MD&A), which was included in SCE's 2002 annual report to shareholders and incorporated by reference into SCE's Annual Report on Form 10-K for the year ended December 31, 2002.

This MD&A contains forward-looking statements.  These statements are based on SCE's knowledge of present facts, current expectations about future events and assumptions about future developments.  Forward-looking statements are not guarantees of performance; they are subject to risks, uncertainties and assumptions that could cause actual future activities and results of operations to be materially different from those set forth in this discussion.  Important factors that could cause actual results to differ include, but are not limited to, risks discussed below under "Financial Condition," "Market Risk Exposures" and "Forward-Looking Information and Risk
Factors."  The following discussion provides updated information about material developments since the issuance of the year-ended 2002 MD&A and should be read in conjunction with the financial statements contained in this quarterly report and SCE's Annual Report on Form 10-K for the year ended December 31, 2002.

This MD&A includes information about SCE, a regulated public utility company providing electricity to retail customers in central, coastal, and southern California.

CURRENT DEVELOPMENTS

As discussed in detail in "Regulatory Matters--CPUC Litigation Settlement Agreement," SCE entered into a settlement agreement with the California Public Utilities Commission (CPUC) that allowed SCE to recover $3.6 billion in past procurement-related costs.  The Utility Reform Network (TURN), a consumer advocacy group, and other parties appealed to the federal court seeking to overturn the district court judgment that approved the settlement agreement.  In September 2002, an appeals court opinion affirmed the district court on all claims, with the exception of challenges founded upon California state law, which the appeals court referred to the
California Supreme Court.  On November 20, 2002, the California Supreme Court issued an order indicating that it would hear the case and has scheduled oral arguments for May 27, 2003.

RESULTS OF OPERATIONS

First Quarter 2003 vs. First Quarter 2002

Earnings

SCE earned $102 million in the first quarter of 2003, compared with $146 million in the same period last year.
The $44 million decrease primarily reflects a planned refueling outage at San Onofre Nuclear Generating Station
(San Onofre) during the first quarter of 2003.  The decrease also includes higher operating and maintenance expenses from higher health-care costs and storm-damage expenses, partially offset by higher performance-based ratemaking (PBR) revenue due to an April 22, 2002 CPUC decision that modified the PBR mechanism (see "Regulatory
Matters--PBR Decision" in the year-ended 2002 MD&A for further discussion).

In January 2002, the CPUC approved the creation of the  procurement-related  obligations account (PROACT) to record the recovery of $3.6 billion of SCE's procurement-related obligations pursuant to the  settlement  agreement  between  SCE and the CPUC.  In February  2003,  the CPUC  allowed SCE to transfer  $209 million into its PROACT for natural gas hedging costs.  The remaining  PROACT balance was  $640 million as of March
31, 2003 and $512 million as of April 30, 2003.

Operating Revenue

Approximately 93% of operating revenue was from retail sales.  Retail rates are regulated by the CPUC and wholesale rates are regulated by the Federal Energy Regulatory Commission (FERC).

Due to warmer weather and higher electricity usage during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Operating revenue decreased in 2003 primarily due to an allocation adjustment for the California Department of
Water Resources (CDWR) energy purchases and remittance of CDWR bond related charges, partially offset by an increase in revenue from lower credits given to direct access customers (1.7(cent)per kWh decrease as discussed below).

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning January 17, 2001), CDWR bond-related costs (beginning November 15, 2002) and direct access exit fees (beginning January 1, 2003) are remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $424 million and $341 million for the three months ended March 31, 2003 and 2002, respectively.

From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to have SCE purchase power on their behalf.  On March 21, 2002, the CPUC issued a decision affirming that new direct access arrangements entered into by SCE's customers after September 20, 2001 were invalid.  Direct access arrangements entered into prior to September 20, 2001 remain valid.  Direct access customers continue to be given a credit, currently 7.5(cent)per kWh, for the generation costs SCE saves by not serving them.  Effective July 27, 2002, the
CPUC reduced the direct access credit by 2.7(cent)per kWh to collect a nonbypassable historical procurement charge.
Beginning on January 1, 2003, the contribution by direct access customers to SCE was reduced to 1(cent)per kWh, with the remaining 1.7(cent)per kWh allocated to the CDWR for its costs associated with direct access customers.
Operating revenue is reported net of this credit.  See "Regulatory Matters--Direct Access Proceedings" discussion below.

Operating Expenses

Purchased-power expense increased significantly in 2003 primarily due to higher expenses related to power purchased by SCE from qualifying facilities (QFs), as discussed below.

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  Energy payments for gas-fired QFs are generally tied to spot natural gas prices.  Effective May 2002, energy payments for most renewable QFs were based on a fixed price of 5.37(cent)per kWh, compared with an average of
2.87(cent)per kWh during the first quarter of 2002.  During 2003, spot natural gas prices were higher compared to the same period in 2002.  The increase in 2003 purchased-power expense related to bilateral contracts and interutility contracts was also due to the increase in natural gas prices, as well as an increase in the number of bilateral contracts entered into during 2003.

Provisions for regulatory adjustment clauses - net decreased in 2003 primarily due to a decrease in overcollections used to recover the PROACT balance resulting from higher QF costs and an allocation adjustment for CDWR energy purchases.

Other operation and maintenance expense increased in 2003 primarily due to the San Onofre Unit 3 planned refueling outage, higher health-care costs, higher storm-damage expenses, higher spending on certain
CPUC-authorized programs, and a nuclear insurance refund in 2002 with no comparable refund received yet in 2003.

Depreciation, decommissioning and amortization expense increased in 2003, mainly due to an increase in depreciation expense associated with SCE's additions to transmission and distribution assets and an increase in
SCE's nuclear decommissioning expense.

Other Income and Deductions

Interest and dividend income decreased in 2003 mainly due to lower interest income from a lower PROACT balance and lower average cash balances and lower interest rates.

Other nonoperating income increased in 2003 mainly due to SCE's accrual of 2002 PBR revenue under the PBR sharing mechanism filed with the CPUC during first quarter 2003.

Interest expense - net of amounts capitalized decreased in 2003, mainly due to lower interest expense related to the suspension of payments for purchased power during 2001 and early 2002.  These obligations were paid in March
2002.  In addition, interest expense - net of amounts capitalized decreased due to lower interest expense resulting from lower short-term and long-term debt balances and lower interest rates on long-term debt.

Other nonoperating deductions increased in 2003 mainly due to accruals for regulatory matters at SCE.

Income Taxes

Income taxes decreased in 2003 primarily due to a decrease in pre-tax income, partially offset by lower tax expense in 2002 reflecting a favorable resolution of tax audits.

SCE's composite federal and state statutory rate was approximately 40.551% for both periods presented.  The higher effective tax rate of 44% realized in the first quarter of 2003 was primarily due to property related flow-through taxes.

FINANCIAL CONDITION

Cash Flows from Operating Activities

Net cash provided by operating activities was $758 million in the first quarter of 2003 and net cash used by operating activities was $964 million in the first quarter of 2002.  The change was mainly due to the March 2002 repayment of past-due obligations, partially offset by higher overcollections used to recover regulatory assets.
The change was also due to timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Net cash used by financing activities was $386 million in the first quarter of 2003 and $914 million in the first quarter of 2002.

During the first quarter of 2003, SCE repaid $300 million of a one-year term loan due March 3, 2003, which was part of the $1.6 billion financing that took place in the first quarter of 2002.

During the first quarter of 2002, SCE repaid $531 million of commercial paper, $400 million of its maturing principal on its senior unsecured notes, and remarketed $196 million of the $550 million of pollution-control bonds repurchased during December 2000 and early 2001.  Also during the first quarter of 2002, SCE replaced the
$1.65 billion credit facility with a $1.6 billion financing and made a payment of $50 million to retire the remainder of the credit facility.  The $1.6 billion financing included a $600 million, one-year term loan due
March 3, 2003 (see additional discussion in "Liquidity Issues").

Cash Flows from Investing Activities

Cash flows from investing activities are affected by additions to property and plant, primarily for transmission and distribution assets, and funding of nuclear decommissioning trusts.

Liquidity Issues

SCE expects to meet its continuing obligations in 2003 from cash and equivalents on hand and operating cash flows.  SCE had $1.1 billion in cash and equivalents as of March 31, 2003.

In January 2002, the CPUC adopted a resolution implementing a settlement agreement with SCE.  Based on the rights to recover its past procurement-related costs, SCE repaid its undisputed past-due obligations and near-term debt maturities in March 2002, using cash on hand resulting and the proceeds of $1.6 billion credit facilities and the remarketing of $196 million in pollution-control bonds.  The $1.6 billion credit facilities included a
$600 million, one-year term loan due on March 3, 2003.  SCE prepaid $300 million of this loan on August 14, 2002 and the remaining $300 million on February 11, 2003.  The $1.6 billion credit facilities also included a $300 million revolving line of credit, which, at March 31, 2003 was fully drawn and expired March 2004, and a $700 million term loan with a March 2005 final maturity.  On April 16, 2003, SCE paid off the full amount of its revolving line of credit.  Under the term loan, net cash proceeds for the issuance of capital stock or new indebtedness must be used to reduce the term loan subject to certain exceptions.

On February 24, 2003, SCE completed an exchange offer for its 8.95% variable rate notes due November 2003.  A total of $966 million of these notes were exchanged for $966 million of a new series of first and refunding mortgage bonds due February 2007.  As a result of the exchange offer, SCE's remaining significant debt maturities in 2003 are approximately $159 million, comprising $34 million of the 8.95% variable rate notes due November 2003 that were not exchanged and $125 million in first and refunding mortgage bonds due June 2003.  In addition, approximately $246 million of rate reduction notes are due throughout 2003.  These notes have a separate cost recovery mechanism approved by state legislation and CPUC decisions.

Currently, SCE expects to recover the PROACT balance during the summer of 2003.  Material factors affecting the timing of recovery of the PROACT balance are discussed in the "Regulatory Matters" section in the year-ended 2002
MD&A.

As of March 31, 2003, SCE's common equity to total capitalization ratio, for rate-making purposes, was approximately 62%.  This is substantially greater than the CPUC-authorized level of 48%.  SCE's settlement agreement with the CPUC provides that the CPUC will not impose any penalty on SCE for noncompliance with the authorized capital structure during the PROACT recovery period.  SCE expects to rebalance its capital structure to CPUC-authorized levels in the future by paying dividends to its parent, Edison International, and issuing debt as necessary.  Factors that affect the amount and timing of such actions include, but are not limited to, the outcome of the pending appeal of the stipulated judgment approving SCE's settlement agreement with the CPUC (See
"Regulatory Matters--CPUC Litigation Settlement Agreement"), SCE's access to the capital markets, and actions by the CPUC.

SCE resumed procurement of its residual net short (the amount of energy needed to serve SCE's customers from sources other than its own generating plants, power purchase contracts and CDWR contracts) on January 1, 2003 and as of April 30, 2003, posted $98 million in collateral to secure its obligations under power purchase contracts and to transact through the Independent System Operator (ISO) for imbalance power.

SCE's liquidity may be affected by, among other things, matters described in "Regulatory Matters--CPUC Litigation
Settlement Agreement,--CDWR Revenue Requirement Proceeding, and--Generation Procurement Proceedings" sections.

COMMITMENTS

SCE's long-term debt maturities and sinking fund requirements for the five twelve-month periods following March
31, 2003 are:  2004-- $705 million; 2005-- $1.3 billion; 2006-- $446 million; 2007-- $1.2 billion; and 2008--
$184 million.  These amounts have been updated to reflect the $966 million exchange offer that took place on
February 24, 2003.

SCE has entered into six transition capacity contracts, which contain capacity payment provisions.  SCE's commitments under these contracts for the five twelve-month periods following March 31, 2003 are:  2004-- $66 million; 2005-- $69 million; 2006-- $69 million; 2007-- $69 million; and 2008-- $54 million.

MARKET RISK EXPOSURES

SCE's primary market risks include interest rate, generating fuel commodity price and credit risks.

Interest Rate Risk

SCE is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used for liquidity purposes and to fund business operations, as well as to finance capital expenditures.  The nature and amount of SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.  In addition, SCE's return on common equity is set annually based on forecasts of interest rates and other factors.

Commodity Price Risk

Under the CPUC settlement agreement, SCE is permitted full recovery of its past procurement-related costs.
Thereafter, SCE expects to recover its reasonable power procurement costs in customer rates through regulatory mechanisms established in rate-making proceedings.  Assembly Bill (AB) 57, which the Governor of California signed in September 2002, provides that the CPUC shall adjust rates, or order refunds, to amortize undercollections or overcollections of power procurement costs.  Until January 1, 2006, the CPUC must adjust rates if the undercollection or overcollection exceeds 5% of SCE's prior year's procurement costs, excluding revenue collected for the CDWR.  As a result of these regulatory mechanisms, changes in energy prices may impact
SCE's cash flows but are not expected to have an impact on earnings.

On January 1, 2003, SCE resumed procurement of its residual net short.  SCE forecasts that its average 2003 residual net short, on an energy basis, will be approximately 3% of the total energy needed to serve SCE's customers, with most of the short position occurring during off-peak hours.  SCE's residual net short exposure was larger during the first quarter of 2003, because of a planned refueling outage at San Onofre Unit 3.  In the second half of 2003, this exposure declines significantly as more power deliveries are scheduled to commence under existing CDWR contracts that are allocated to SCE's customers.  Factors that could cause SCE's residual net short to be larger than expected include:  direct access customers returning to utility service from their energy service provider; lower utility generation; lower deliveries from
QFs, CDWR or interutility contracts; and higher load requirements.

To reduce SCE's residual net short exposure, SCE entered into six transition capacity contracts with terms of up to 5 years.  Through fuel tolling arrangements, SCE is responsible for providing natural gas when the underlying contract facilities are called upon to provide energy.  SCE has not hedged its expected natural gas use for these capacity contracts.  SCE anticipates it will need additional capacity and/or ancillary services to hedge its peak requirement.

Pursuant to CPUC decisions, SCE arranges for natural gas and related services for the CDWR contracts allocated by the CPUC to SCE.  Financial and legal responsibility for the allocated contracts remains with the CDWR.  Neither the CDWR, nor SCE, on behalf of the CDWR, has hedged the expected natural gas requirements for the allocated contracts.  To the extent the price of natural gas were to increase above the levels assumed for cost recovery purposes, state law permits the CDWR to recover its actual costs through rates established by the CPUC.

REGULATORY MATTERS

This section of MD&A presents updates to regulatory matters using three main subsections:  generation and power procurement, transmission and distribution, and other regulatory matters.

Generation and Power Procurement

CPUC Litigation Settlement Agreement

In 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC, which sought a ruling that
SCE is entitled to full recovery of its past procurement-related costs.  A key element of the settlement agreement was the establishment of a $3.6 billion rate-recovery mechanism called the PROACT as of August 31,
2001.  Other provisions of the settlement agreement are described in the "CPUC Litigation Settlement Agreement"
disclosure in the year-ended 2002 MD&A.  TURN, a consumer advocacy group, and other parties appealed to the federal court of appeals seeking to overturn the stipulated judgment of the district court that approved the settlement agreement.  On March 4, 2002, the United States Court of Appeals for the Ninth Circuit heard argument on the appeal, and on September 23, 2002 the court issued its opinion.

In its opinion, the federal court of appeals affirmed the district court on all claims, with the exception of the challenges founded upon California state law, which the appeals court referred to the California Supreme Court.
In sum, the appeals court concluded that none of the substantive arguments based on federal statutory or constitutional law compelled reversal of the district court's approval of the stipulated judgment.

However, the appeals court stated in its opinion that there is a serious question whether the settlement agreement violated state law, both in substance and in the procedure by which the CPUC agreed to it.  The appeals court added that if the settlement agreement violated state law, the CPUC lacked capacity to consent to the stipulated judgment, and the stipulated judgment would need to be vacated.  The appeals court indicated that, on a substantive level, the stipulated judgment appears to violate California's electric industry restructuring statute providing for a rate freeze.  The appeals court also indicated that, on a procedural level, the stipulated judgment appears to violate California laws requiring open meetings and public hearings.  Because federal courts are bound by the pronouncements of the state's highest court on applicable state law, and because the federal appeals court found no controlling precedents from California courts on the issues of state law in this case, the appeals court issued a separate order certifying those issues in question form to the California
Supreme Court and requested that the California Supreme Court accept certification.

The California Supreme Court accepted the certification, reformulated one of the certified questions as SCE had requested, and set a briefing schedule that will be followed by oral argument.  SCE and the CPUC filed their respective opening briefs concerning the merits of the certified questions on December 20, 2002.  TURN filed its answering brief on January 24, 2003 and SCE and the CPUC filed reply briefs on February 13, 2003.  In addition, the California Supreme Court requested that the parties provide supplemental briefing with respect to an issue related to California's open meeting laws.  The parties have complied with this directive from the court.
Various third parties, including the Governor of California, submitted friend-of-the-court briefs concerning the certified questions, and SCE and TURN filed answering briefs, which responded to various points raised in the friend-of-the-court briefs.  The California Supreme Court has scheduled oral arguments for May 27, 2003.  Once the California Supreme Court issues its decision on the certified questions, the matter will return to the Ninth
Circuit, which in turn should be guided by the California Supreme Court's answers and interpretations of state law.  In the meantime, the case is stayed in the federal appellate court.  SCE continues to operate under the settlement agreement.  SCE continues to believe it is probable that SCE ultimately will recover its past procurement costs through regulatory mechanisms, including the PROACT.  However, SCE cannot predict with certainty the outcome of the pending legal proceedings.

PROACT Regulatory Asset

In accordance with the settlement agreement and an implementing resolution adopted by the CPUC, in the fourth quarter of 2001, SCE established the PROACT regulatory balancing account, with an initial balance of $3.6 billion reflecting the net amount of past procurement-related liabilities to be recovered by SCE.  Each month, SCE applies to the PROACT the positive or negative difference between SCE's revenue from retail electric rates
(including surcharges) and the costs that SCE is authorized by the CPUC to recover in retail electric rates.  The balance in the PROACT regulatory balancing account was $574 million at December 31, 2002, $640 million at March
31, 2003 and $512 million at April 30, 2003.  The balance in the PROACT reflects the transfer of $209 million of risk management hedging costs allowed by the CPUC in February 2003, an allocation adjustment for CDWR energy purchases and reduced surplus revenue used to recover PROACT due to the San Onofre outage.  SCE believes it will recover the PROACT balance during the summer of 2003.  Potential factors that could change SCE's estimate of the timing of PROACT recovery are described in the "PROACT Regulatory Asset" disclosure in the year-ended 2002 MD&A.

The following is an update on various regulatory proceedings impacting the timing of PROACT recovery:

Direct Access Proceedings

Direct Access - Historical Procurement Charge

From 1998 through mid-September 2001, SCE's customers were able to choose to purchase power directly from an energy service provider other than SCE (thus becoming direct access customers) or continue to purchase power from
SCE.  (Customers who continue to purchase power from SCE are referred to as bundled service customers.)  On
March 21, 2002, the CPUC issued a final decision affirming that new direct access arrangements entered into by
SCE's customers after September 20, 2001 are invalid.  This decision did not affect direct access arrangements in place before that date.  Direct access customers receive a credit for the generation costs SCE saves by not serving them.  Operating revenue is reported net of this credit.  Because of this credit, direct access power purchases resulted in additional undercollected power procurement costs to SCE during 2000 and 2001.  On July 17,
2002, the CPUC issued an interim decision to establish a nonbypassable historical procurement charge requiring direct access customers to pay $391 million of SCE's past power procurement costs and directed SCE to reduce the
PROACT balance by $391 million and create a new regulatory asset for the same amount.

Several parties filed applications for rehearing of the interim decision with the CPUC, which were later denied.
Several parties also filed petitions for review of the interim decision with the California Supreme Court.
The petitions filed with the California Supreme Court were held pending the CPUC's ruling on the applications for rehearing.  In March 2003, two petitions for review were filed with the California Supreme Court.  SCE cannot predict with certainty the outcome of the petitions before the California Supreme Court.

The historical procurement charge is to be collected from direct access customers by reducing their existing generation credit by 2.7(cent)per kWh (effective July 27, 2002) until the CPUC issued and implemented an order to determine a surcharge for direct access customers' share of the CDWR's costs, as discussed in the paragraph below.  Once that surcharge was implemented on January 1, 2003, the contribution by direct access customers to the historical procurement charge was reduced from 2.7(cent)per kWh to 1(cent)per kWh for the collection of the
$391 million, with the remainder of the 2.7(cent)per kWh utilized for CDWR's costs associated with direct access customers.  On October 16, 2002, SCE filed a petition with the CPUC to modify the historical procurement charge interim decision to provide that direct access customers be responsible for $497 million of SCE's past procurement costs.  In subsequent testimony, SCE reduced its request to $493 million.  Evidentiary hearings on
SCE's petition to modify were held on March 4, 2003, and a decision is expected in mid-2003.  Once the interim decision becomes permanent, SCE will evaluate whether a new regulatory asset could be created.  If such a regulatory asset were created, the net effect of this action would be to accelerate PROACT recovery.

Direct Access - Exit Fees

On November 7, 2002, the CPUC issued a decision assigning responsibility for a portion of four other cost categories to the direct access customers.  The first category consists of the CDWR's power procurement costs incurred between January 17, 2001 and September 30, 2001.  The CDWR sold approximately $11 billion in bonds in fourth quarter 2002 to finance a portion of the costs incurred during the California energy crisis.  The CPUC decision stated that the direct access customers were responsible for paying a portion of the CDWR bond charge to recover the principal and financing costs associated with these bonds.  The second category relates to the CDWR's power procurement costs for the last quarter of 2001 and the year 2002.  The CPUC stated that direct access customers must pay a share of these costs to make bundled service customers indifferent to suspension by the CPUC of the direct access program on September 20, 2001.  The third category includes the CDWR long-term contract costs for 2003 and beyond.  The CPUC decision stated that a portion of these costs must be paid by direct access customers to keep bundled service customers indifferent to the later suspension of direct access on the premise that the CDWR signed some of its long-term contracts with the expectation of serving the load that switched to direct access after July 1, 2001.  Finally, the last category relates to the above-market costs of SCE's utility retained generation (e.g., QFs' contract costs) that pursuant to AB 1890 are to be recovered from all customers on an ongoing basis.  The CPUC decision stated that:  (1) the bond charge is applicable to all direct access customers except those who were continuously on direct access and never used any CDWR power (less than 1% of
SCE's load); (2) the next two categories of costs are applicable to direct access customers who took bundled service at any time after February 1, 2001; and (3) the last category is applicable to all direct access customers, including continuous direct access customers.

Evidentiary hearings to reassess the 2.7(cent)per kWh cap on the amount of exit fees to be paid by direct customers were conducted in April 2003, and a decision is expected in May or June 2003.  If revised, the new cap is expected to take effect on July 1, 2003.  The exact amount of exit fees to be paid by direct access customers will be determined on an annual basis after the CDWR's submits its requested revenue requirement to the CPUC.  In a separate decision, the CPUC adopted similar exit fees for customers who install their own generation facilities or arrange to purchase power from another entity that installs generation facilities on or adjacent to their property.  In addition, the CPUC issued two proposed decisions to impose similar exit fees on customers whose load would be served by a municipal entity.

Direct Access - Switching Exemptions

Under the switching exemptions, direct access customers with a pre-September 20, 2001 contract with an energy service provider are allowed to switch back and forth between bundled service and direct access.  In a May 8,
2003 decision, the CPUC allowed the continuation of switching, but adopted rules to regulate and restrict it.
Among these rules are:

o    Direct access customers are only allowed to return to bundled service on a transitional basis for a period of 60 days, while switching from one energy service provider to another, or for similar reasons where a temporary "safe harbor" is needed.  After this 60-day transition period, they must remain on bundled service for three years.  While in the safe harbor these customers must pay all incremental short term powers costs incurred on their behalf and the applicable direct access exit fees.

o    Direct access customers who switch back to bundled service other than for transition purposes must stay on bundled service for a minimum three-year period.

o    Direct access customers intending to return to bundled service for other than transition purposes must provide a six-month advance notice.  Similarly, if a customer intends to return to direct access after satisfying its three year minimum stay on bundled service, it must provide six-months advance notice.

o    Direct access customers returning to bundled service will be responsible for any exit fee undercollection, due to the 2.7(cent)per kWh cap, incurred will they received direct access service.

The impact of the CPUC's decisions on direct access cost responsibilities are incorporated into SCE's current projection of the timing of PROACT recovery.

Hedging Cost Recovery Decision

Pursuant to its authority mentioned in "--CPUC Litigation Settlement Agreement," SCE purchased $209 million in hedging instruments (gas call options) in late 2001 to hedge a majority of its natural gas price exposure associated with QF contracts for 2002 and 2003.  A February 13, 2003 CPUC decision allowed SCE to transfer the entire $209 million into the PROACT regulatory asset during first quarter 2003.  SCE has incorporated this decision into its current projection of the timing of PROACT recovery.

CDWR Power Purchases and Revenue Requirement Proceedings

In accordance with an emergency order signed by the governor, the CDWR began making emergency power purchases for
SCE's customers on January 17, 2001.  Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR are remitted directly to the CDWR and are not recognized as revenue by SCE.  In
February 2001, AB 1X (First Extraordinary Session, AB 1X) was enacted into law.  AB 1X authorized the CDWR to enter into contracts to purchase electric power and sell power at cost directly to SCE's retail customers, and authorized the CDWR to issue bonds to finance electricity purchases.  In addition, the CPUC is responsible for allocating the CDWR's revenue requirement among the customers of SCE, Pacific Gas and Electric (PG&E), and San
Diego Gas & Electric (SDG&E).

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in the year-ended 2002
MD&A, the CPUC has allocated to SCE's customers:  $3.5 billion of total power procurement revenue requirement of $9 billion for the period 2001 and 2002; $331 million of the 2003 bond charge revenue requirement of $745 million; and approximately $1.9 billion of the total 2003 power procurement revenue requirement of $4.5 billion.  The CPUC has not yet ruled on issues relating to the true-up of the CDWR's
2001-2002 revenue requirement and the allocation to each utility.  A true-up of the CDWR's revenue requirement, as well as the additional allocation of contracts, is not incorporated into SCE's current projection of the timing of PROACT recovery.

Generation Procurement Proceedings

The CPUC's Order Instituting Rulemaking, issued in October 2001, establishes the policies and mechanisms necessary for SCE and the other major California electric utilities to resume power procurement as of January 1,
2003.  In 2002, the CPUC issued four decisions:  (1) on August 22, 2002, regarding transitional procurement contracts; (2) on September 19, 2002, regarding the allocation of contracts previously entered into by the CDWR among the three major California utilities; (3) on October 24, 2002, for the resumption of power procurement activities by these utilities on January 1, 2003, and adoption of a regulatory framework for such activities; and
(4) on December 19, 2002, concerning SCE's short-term procurement plan for 2003.  See the "Regulatory
Matters--Generation Procurement Proceedings" in the year-ended 2002 MD&A for detailed discussion of these matters.
SCE has filed numerous applications for rehearing and petitions for modifications of those decisions and, on
March 4, 2003, filed a motion for consolidated consideration urging the CPUC to conduct a comprehensive review of its procurement decisions.

On December 24, 2002 and January 14, 2003, SCE filed advice letters seeking CPUC approval of six renewable contracts provisionally entered into by SCE pursuant to the August 22, 2002 decision on transitional procurement contracts.  On January 30, 2003, the CPUC issued a resolution approving four of the six contracts.  An additional renewable contract was approved by the CPUC resolution issued May 8, 2003.  The CPUC is expected to rule on the remaining contract in the second quarter of 2003.

On February 3, 2003, SCE filed a petition for modification regarding the CPUC's December 19, 2002 decision.
Among other things, the petition requested clarification of the cap on SCE's maximum disallowance risk exposure and extension of the cap's scope to all procurement activities.  The CPUC has issued two proposed decisions.
While both proposed decisions clarify the level of cap, only one of them would expand the cap to cover all procurement-related activities.  The proposed decisions, which are scheduled for decision on May 22, 2003, largely adopt the other modifications requested.  SCE also filed a second petition for modification, on March 14,
2003, regarding hedging restrictions and the definition of least cost dispatch.  No action has been taken on the second petition.

In accordance with the CPUC's October 24, 2002 decision, SCE filed its long-term resource plan on April 15,
2003.  SCE's long-term resource plan included two plans, a preferred plan and an interim plan.  The preferred plan contains long-term commitments that will encourage investment in new generation and transmission infrastructure, increase long-term reliability and decrease price volatility.  These commitments include:

o    a significant increase in cost-effective energy efficiency and demand response investments;

o    renewable contracts that will meet or exceed the requirements of the Renewable Portfolio Standard (see below);

o    a substantial increment of new utility or third-party owned generation resources; and

o    at least two new major transmission projects that will provide the state of California access to a diverse set of generating resources and help facilitate a more competitive wholesale market.

The interim plan, by contrast, relies exclusively on new short- and medium-term contracts with no long-term resource commitments (except for new renewable contracts).  In its filing, SCE maintained that implementation of its preferred plan requires resolution of various issues including (1) stabilizing SCE's customer base;
(2) restoring SCE's investment-grade creditworthiness; (3) restructuring regulations regarding energy efficiency and demand response programs; (4) removing barriers to transmission development; (5) modifying prior decisions, which impede long-term procurement; and (6) adopting a commercially realistic cost-recovery framework that will enable utilities to obtain financing or enable contracting for new generation.

SCE expects to file its 2004 short-term procurement plan on May 15, 2003.  Hearings on the short-term plan and certain key issues in the long-term plan are expected to take place in July and August 2003.

As described in the year-ended 2002 MD&A, Senate Bill (SB) 1078 was signed into law in September 2002 and provides for SCE and other California utilities to increase their procurement of renewable resources.  Pursuant to a ruling of the CPUC's assigned administrative law judge, issues related to implementation of Renewable
Portfolio Standard issues in SB 1078 are being determined on a separate, expedited schedule.  Testimony on the implementation of SB 1078 was filed and hearings were held in April 2003.  A preliminary decision on Renewables
Portfolio Standard issues is expected in June 2003, followed by a report by the CPUC to the Legislature on June
30, 2003.

CDWR Contracts

On December 19, 2002, the CPUC adopted an operating order under which SCE, PG&E, and SDG&E perform the operational, dispatch, and administrative functions for the CDWR's long-term power purchase contracts, beginning
January 1, 2003.  The operating order sets forth the terms and conditions under which the three utility companies administer the CDWR contracts and requires the utility companies to dispatch all the generating assets within their portfolios on a least-cost basis for the benefit of their ratepayers.  PG&E and SDG&E filed an emergency motion in which they sought to substitute their negotiated operating agreements with the CDWR for the CPUC's operating order.  In March 2003, the CPUC approved the negotiated operating agreements with the CDWR submitted by
PG&E and SDG&E, subject to certain modifications.  Those modifications included eliminating provisions which would permit termination of the agreements by the utilities, a provision which would permit additional guidance from the CDWR as to the performance of the utilities' obligations, a provision which would permit the direct collection from the CDWR of fees for administering the CDWR contacts and certain other provisions that permit the
CDWR to direct the actions of the utilities under the contracts.  The decision also required PG&E, SDG&E and SCE to file gas supply plans for the purchase of natural gas for the CDWR contracts allocated to the utilities.
SCE's gas supply plan was filed on April 18, 2003.  The CPUC also approved amendments to the servicing agreements between the utilities and the CDWR relating to transmission, distribution, billing, and collection services for the CDWR's purchased power.  The servicing order issued by the CPUC identifies the formulas and mechanisms to be used by SCE to remit to the CDWR the revenue collected from SCE's customers for their use of energy from the CDWR contracts that have been allocated to SCE.

Transmission and Distribution

2003 General Rate Case Proceeding

On May 3, 2002, SCE filed its formal application for the 2003 GRC, requesting a revenue requirement increase of
$287 million over 2000 recorded revenue.  The requested revenue increase is primarily related to capital additions, updated depreciation costs and projected increases in pension and benefit expenses.  In October 2002, the CPUC's Office of Ratepayer Advocates issued its testimony and recommended a $172 million decrease in SCE's base rates.  Several other intervenors have also proposed further reductions to SCE's request or have made other substantive proposals regarding SCE's

operations. Evidentiary hearings were concluded in March 2003.  On April 18, 2003, SCE filed its post-hearing opening brief, reducing its requested increase from $286 million to $248 million.  On April 30, 2003, the CPUC ordered SCE to shorten and refile its opening brief by May 14, 2003 and file a reply brief by May 28, 2003.

During the proceeding, the CPUC's Office of Ratepayer Advocates was granted a three-month extension to submit its testimony, which moved other procedural milestones by three months, including the expected date for a final decision.  In response to the extension of the proceeding schedule, SCE filed a motion requesting authorization to establish an account tracking SCE's requested revenue requirement during the period between May 22, 2003, the date a final decision was originally expected, and the date a final decision is adopted.  This would effectively allow the final decision in the general rate case to apply to the account, with the amounts tracked becoming subject to recovery or refund depending on the outcome of the proceeding.  A proposed decision was issued approving SCE's request to track the revenue requirement and is on the agenda for the CPUC's May 22, 2003 conference.  A final decision on the general rate case proceeding is expected in the third quarter of 2003.

Cost of Capital Filing

SCE's annual cost of capital applications with the CPUC are required to be filed by May 8 of each year, with decisions rendered in such proceedings becoming effective for the following year.  On April 1, 2003, SCE filed a petition with the CPUC seeking to eliminate the 2004 proceeding.  This would result in SCE's 2003 cost of capital decision, issued on November 7, 2002, remaining in effect throughout 2004.  The CPUC has granted a temporary extension of SCE's filing deadline to July 8, 2003 while it considers SCE's request.  On April 24, 2003, the
CPUC's Office of Ratepayer Advocates filed a response to SCE's petition supporting SCE's request for eliminating the 2004 proceeding.

Transmission Overhead Proceeding

Since the initiation of the ISO in April 1998, transmission cost recovery has been under the FERC authority.  In
July 2000, the FERC issued a final decision in SCE's 1998 FERC transmission rate case in which it ordered a reduction of approximately $38 million to SCE's proposed annual base transmission revenue requirement of $213 million.  Of the total reduction of $38 million, about $24 million was associated with the FERC's rejection of
SCE's proposed method for allocating overhead costs to transmission operations.  SCE filed for rehearing of the
FERC decision in August 2000, asking that the FERC reconsider the decision assuming that the CPUC does not allow
SCE to recover the $24 million in CPUC jurisdictional rates.  SCE continued to collect the $24 million annually in FERC rates subject to refund until new transmission rates became effective on September 1, 2002.  In February
2001, SCE filed with the CPUC a request to recover in CPUC rates the overhead costs not permitted in FERC rates
(amounting to $108 million as of March 31, 2003).  On May 6, 2003, the assigned CPUC administrative law judge issued a proposed decision rejecting the request.  SCE intends to challenge this proposed decision on the grounds that the costs at issue were already found to be reasonable by the CPUC in SCE's 1995 general rate case, and SCE is being denied the recovery of these costs solely due to different methodologies employed by the CPUC and the
FERC for allocation of overhead costs which are not directly assignable to the transmission and distribution functions. A final CPUC decision on this matter is expected in June 2003.

Wholesale Electricity and Gas Markets

In response to a consolidated proceeding related to the justness and reasonableness of rates charged by sellers in the PX and ISO markets as described in the "Regulatory Matters--Wholesale Electricity Markets" disclosure in the year-ended 2002 MD&A, the FERC issued orders that initiated procedures for determining additional refunds arising from market manipulation by energy suppliers.  A new FERC staff report issued on March 26, 2003 found that there was pervasive gaming and market manipulation of the

electric and gas markets in California and in the west coast and also described many of the techniques and effects of electric and gas market manipulation.  The FERC will be modifying the administrative law judge's initial decision of
December 12, 2002 to reflect the fact that the gas indices used in the market manipulation formula overstated the cost of gas used to generate electricity.  Further enforcement actions by the FERC are expected. SCE cannot, at this time, determine the timing or amount of any potential refunds.  Under the settlement agreement with the
CPUC, any refunds will be applied to reduce the PROACT balance until the PROACT is fully recovered.  After PROACT recovery is complete, 90% of any refunds will be refunded to ratepayers.

Other Regulatory Matters

Customer Rate-Reduction Plan

On January 17, 2003, SCE filed with the CPUC a detailed plan outlining how customer rates could be reduced later in 2003 when SCE expects to have completed recovery of uncollected procurement costs incurred on behalf of its customers during the California energy crisis and reflected in the PROACT.  In its January 17, 2003 filing, SCE proposed that the CPUC apply rate reductions of about $1.3 billion in the same manner it applied a series of rate surcharges during the height of the energy crisis in 2001, primarily to rates paid by business and higher-use residential customers.  As originally proposed by SCE, after PROACT recovery is completed, bills for larger-use residential customers would have declined 8%, and average rates reduced 19% for small and medium business customers and 26% for larger-use business customers.  Under a settlement reached with the active parties to the proceeding, somewhat different rate reductions for customer groups have been proposed:  8% for residential, 18%
for small business, 13% for medium business, and 19% for large business.  The settlement also calls for a modified procedure implementing those settlement rates, now with rates reduced sooner based on a forecast of
PROACT recovery rather than later based on verification.  On April 23, 2003, SCE submitted the settlement to the
CPUC for approval.  SCE cannot predict whether or not the CPUC will approve the settlement, or when.

NEW ACCOUNTING STANDARD

Effective January 1, 2003, SCE adopted a new accounting standard, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for a legal asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.
Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  However, rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs as recorded in accordance with this standard and the recovery of costs through the rate-making process. Regulatory assets and liabilities may also be recorded if it is probable that the asset retirement obligation (ARO) will be recovered through the rate-making process.

SCE's impact of adopting this standard was:

o    SCE adjusted its nuclear decommissioning obligation to reflect the fair value of decommissioning its nuclear power facilities. SCE also recognized AROs associated with the decommissioning of coal-fired generation assets.

o    At December 31, 2002, SCE had accrued $2.3 billion to decommission its nuclear facilities and
     $12 million to decommission its share of a coal-fired generating plant, under accounting principles in effect at that time.  Of these amounts, $298 million to decommission its inactive nuclear facility was recorded in other long-term liabilities, and the remaining $2.0 billion was recorded as a component of the accumulated provision for depreciation and decommissioning on the consolidated balance sheets in the 2002
     Annual Report.

o    As of January 1, 2003, SCE reversed the $2.3 billion it had previously recorded for decommissioning, recorded the fair value of its AROs of approximately $2.0 billion in the deferred credits and other liabilities section of the balance sheet, and increased its unamortized nuclear investment by $303 million.
     The cumulative effect of a change in accounting principle from unrecognized accretion expense and adjustments to depreciation, decommissioning and amortization expense recorded to date was a $354 million after-tax gain, which under accounting standards for rate-regulated enterprises was deferred as a regulatory liability, partially offset by a $235 million deferred tax asset, as of January 1, 2003.  Accretion and depreciation expense resulting from the application of the new standard is expected to be approximately $143 million in 2003.  This cost will reduce the regulatory liability, with no impact on earnings.  As of March
     31, 2003, SCE's ARO for its nuclear facilities totaled approximately $2.0 billion and its nuclear decommissioning trust assets had a fair value of $2.1 billion.  If the new standard had been in place on
     January 1, 2002, SCE's ARO as of that date would have been $1.98 billion.  Approximately $1.9 billion collected through rates for cost of removal of plant assets not considered to be legal obligations remain in accumulated depreciation and decommissioning.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

In the preceding MD&A and elsewhere in this quarterly report, the words estimates, expects, anticipates, believes, predict, and other similar expressions are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially from those anticipated.
Risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE, include, among other things:

o    the outcome of the pending appeal of the stipulated judgment approving SCE's settlement agreement with the CPUC, and the effects of other legal actions, if any, attempting to undermine the provisions of the settlement agreement or otherwise adversely affecting SCE;

o    changes in prices and availability of wholesale electricity, natural gas, other fuels, transmission services, and other changes in operating costs, which could affect the timing of SCE's energy procurement cost recovery or otherwise impact SCE's operations and financial results;

o    the effects of declining interest rates and investment returns on employee benefit plans and nuclear decommissioning trusts;

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

o    actions by state and federal regulatory and administrative bodies setting rates, adopting or modifying cost recovery, holding company rules, accounting and rate-setting mechanisms or otherwise changing the regulatory and business environments within which SCE does business, as well as legislative or judicial actions affecting the same matters;

o    the effects of increased competition in energy-related businesses, including new market entrants and the effects of new technologies that may be developed in the future;

o    threatened attempts by municipalities within SCE's service territory to form public power entities and/or acquire SCE's facilities for customers;

o    new or increased environmental requirements that could require capital expenditures or otherwise affect the operations and cost of SCE, and possible increased liabilities under new or existing requirements; and

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

The Chief Executive Officer and the Chief Financial Officer of SCE have evaluated the effectiveness of the design and operation of SCE's disclosure controls and procedures as of May 12, 2003.  They have concluded that those disclosure controls and procedures, as of the evaluation date, were effective in ensuring that information required to be disclosed by SCE in its reports filed with the SEC was (1) accumulated and communicated to SCE's management, as appropriate to allow timely decisions regarding disclosure, and (2) recorded, processed, summarized, and reported within the time frames specified in the SEC's rules and forms.

The Chief Executive Officer and the Chief Financial Officer of SCE also have concluded that there were no significant changes in SCE's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Navajo Nation Litigation

As previously reported in Part I, Item 3 of SCE's Annual Report on Form 10-K for the fiscal year ended
December 31, 2002 (2002 Form 10-K), on June 18, 1999, SCE was served with a complaint filed by the Navajo Nation in the United States District Court for the District of Columbia (D.C. District Court) against Peabody Holding
Company and certain of its affiliates (Peabody), Salt River Project Agricultural Improvement and Power District,
and SCE.  The complaint asserts claims against the defendants for, among other things, violations of the federal
RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.

Some of the issues included in this case were recently addressed by the United States Supreme Court.  The Navajo
Nation had previously filed suit in the Court of Claims against the United States Department of Interior, alleging that the Government had breached its fiduciary duty concerning the above-referenced contract negotiations.  On February 4, 2000, the Court of Claims issued a decision in the Government's favor, finding that while there had been a breach, there was no available redress from the Government.  In its decision, the Court indicated that it was making no statements regarding, or findings in, the above federal civil court action.  The
Navajo Nation filed an appeal and the Court of Appeals ruled that the Court of Claims did have jurisdiction to award damages and remanded the case for that purpose.  The United States filed for a Writ of Certiorari to the
United States Supreme Court which was granted.  On March 4, 2003, the Supreme Court issued its majority decision
reversing the decision of the Court of Appeals.   The Supreme Court concluded that there was no breach of a
fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the
Supreme Court's analysis, SCE filed on April 28, 2003, a motion to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  The motion remains pending.

CPUC Litigation and Settlement

As previously reported in Part I, Item 3 of SCE's 2002 Form 10-K, in November 2000, SCE filed a lawsuit against the CPUC in federal district court seeking a ruling that SCE is entitled to full recovery of its electricity procurement costs incurred during the energy crisis in accordance with the tariffs filed with the FERC.  See the discussion, which is incorporated herein by this reference, in Part 1, Item 2, Management's Discussion and
Analysis of Results of Operation and Financial Condition under "SCE'S REGULATORY MATTERS - CPUC Litigation
Settlement Agreement" for a description of SCE's lawsuit against the CPUC, its settlement, and the appeal of the stipulated judgment approving the settlement.

DTSC Enforcement Action

SCE has received a Draft Enforcement Order and related documents from the California Department of Toxic
Substances Control (DTSC), seeking penalties totaling $383,400.  The DTSC alleges that SCE failed, during a 13 month period ending in March 2002, to properly maintain prescribed levels of financial assurance in connection with its on-site management of hazardous waste at the San Onofre Nuclear Generating Station.  SCE has the right to request a meeting with the DTSC, as well as to a hearing before an administrative law judge, to resolve these allegations.

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

         3.3      Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on
                  January 1, 2003 (File No. 1-2313, Form 10-K for year ended December 31, 2002)*

         10.1     Terms of 2003 stock option and performance share awards under the Equity Compensation Plan or the 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form
                  10-Q for the quarter ended March 31, 2003)*

         10.2     Retention Incentive Award for Harold B. Ray

         99       Statement Pursuant to 18 U.S.C. 1350

(b)      Reports on Form 8-K:

         Date of Report                        Date Filed                       Item(s) Reported
         --------------                        ----------                       ----------------

         January 13, 2003                      January 17, 2003                       5
         February 4, 2003                      February 5, 2003                       5

------------------
* Incorporated by reference pursuant to Rule 12b-32.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SOUTHERN CALIFORNIA EDISON COMPANY
                                                                       (Registrant)

                                                     By       /s/ THOMAS M. NOONAN
                                                              --------------------------------
                                                              THOMAS M. NOONAN
                                                              Vice President and Controller

                                                     By       /s/ KENNETH S. STEWART
                                                              --------------------------------
                                                              KENNETH S. STEWART
                                                              Assistant General Counsel and
                                                              Assistant Secretary

May 13, 2003

                                                   CERTIFICATION

I, ALAN J. FOHRER, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of SCE;

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

Date:  May 13, 2003

                                                /S/ ALAN J. FOHRER
                                         --------------------------------
                                                  ALAN J. FOHRER
                                              Chief Executive Officer

                                                   CERTIFICATION

I, W. JAMES SCILACCI, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of SCE;

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

Date:  May 13, 2003

                                               /S/ W. JAMES SCILACCI
                                      ---------------------------------------
                                                 W. JAMES SCILACCI
                                 Senior Vice President and Chief Financial Officer