Form 10-K
period 2003-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 2004-03-15
CIK 92103

===================================================================================================================
                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         December 31, 2003
                          -----------------------------------------------------------------------------------------

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    -------------------------------------------------------

                                           Commission File Number 1-2313

                                        SOUTHERN CALIFORNIA EDISON COMPANY
                              (Exact name of registrant as specified in its charter)

                 California                                                               95-1240335
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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    |X|

Indicate by check mark whether the  registrant  is an  accelerated  filer (as defined in Exchange Act  Rule 12b-2).
Yes |_|    No |X|

As of JUNE 30,  2003,  there were  434,888,104  shares of Common  Stock  outstanding,  all of which are held by the registrant's  parent holding  company.  The aggregate  market value of  registrant's  voting and non-voting  common equity held by  non-affiliates  was zero.  As of  March 10,  2004,  there were  434,888,104  shares of Common Stock outstanding.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the  following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)  Designated portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003....................................................  Parts I and II
(2)  Designated portions of the Joint Proxy Statement relating to registrant's 2004 Annual Meeting of Shareholders.....................................  Part III

===================================================================================================================

                                                 TABLE OF CONTENTS

Item                                                                                                      Page
-------------------------------------------------------------------------------------------------------------------

                                                      Part I

                                                      Part II

5.   Market for Registrant's Common Equity and Related Stockholder Matters................................... 17
6.   Selected Financial Data................................................................................. 17
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations................... 17
7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................. 17
8.   Financial Statements and Supplementary Data............................................................. 17
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................... 17
9A.  Controls and Procedures................................................................................. 17

                                                     Part III

                                                      PART I

                                            FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect Southern California Edison
Company's (SCE) current expectations and projections about future events based on SCE's knowledge of present facts and circumstances and assumptions about future events.  Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements.  In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates,"
"intends," "plans," "probable," and variations of such words and similar expressions are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE are referred to in the first paragraph of the Introduction in the Management's Discussion and Analysis of Financial Condition and Results of
Operations (MD&A) that appears in SCE's 2003 Annual Report to Shareholders (Annual Report) and is incorporated by reference into Part II, Item 7 of this report.

Additional information about risks and uncertainties is contained throughout this report, in the MD&A, and in the
Notes to Consolidated Financial Statements (Notes to Financial Statements) that appear in SCE's Annual Report and are incorporated by reference into Part II, Item 8 of this report.  Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE's business.  The information contained in this report is subject to change without notice, and SCE is not obligated to publicly update or revise forward-looking statements.  Readers should review future reports filed by SCE with the Securities and Exchange Commission (SEC).

Item 1.  Business

SCE was incorporated in 1909 under the laws of the State of California.  SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000-square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities.  This SCE service territory includes approximately 430 cities and communities and a population of more than 12 million people.  In 2003,
SCE's total operating revenue was derived as follows:  33% residential customers, 42% commercial customers, 8%
industrial customers, 6% public authorities, 6% agricultural and other customers, and 5% other electric revenue.
At December 31, 2003, SCE had consolidated assets of $18.5 billion and total shareholder's equity of
$4.5 billion.  SCE had 12,698 full-time employees at year-end 2003.

Information about SCE is available on the internet website maintained by Edison International at
http://www.edisoninvestor.com.  SCE makes available, free of charge on that internet website, its Annual Report on
Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after SCE electronically files such material with, or furnishes it to, the SEC.  Such reports are also available on the SEC's internet website at http://www.sec.gov.

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

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE's competitive environment, appears in the MD&A under the headings "Management Overview," and "Regulatory Matters" and is
incorporated herein by this reference.  Also see "Competition" below.

SCE is subject to the jurisdiction of the United States Nuclear Regulatory Commission with respect to its nuclear power plants.  Nuclear Regulatory Commission regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

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

The California Coastal Commission issued a coastal permit for the construction of the San Onofre Nuclear
Generating Station (San Onofre) Units 2 and 3 in 1974.  This permit, as amended, requires mitigation for impacts to fish and the San Onofre kelp bed.  California Coastal Commission jurisdiction will continue for several years due to ongoing implementation and oversight of these permit mitigation conditions, consisting of restoration of wetlands and construction of an artificial reef for kelp.  These mitigation measures were required to offset San
Onofre's cooling water intake impacts to fish and kelp.  SCE has a coastal permit to construct a temporary dry cask spent fuel storage installation for San Onofre Units 2 and 3.  The California Coastal Commission also has continuing jurisdiction over coastal permits issued for the decommissioning of San Onofre Unit 1, including for the construction of a temporary dry cask spent fuel storage installation for spent fuel from that unit.

The United States Department of Energy has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

SCE is subject to CPUC affiliate transaction rules and compliance plans governing the relationship between SCE and its affiliates.  Edison International is not a public utility under the laws of the State of California and is not subject to regulation as such by the California Public Utilities Commission.  The CPUC decision authorizing SCE to reorganize into a holding company structure, however, contains certain conditions, which, among other things:  (1) ensure the CPUC access to books and records of Edison International and its affiliates which relate to transactions with SCE; (2) require Edison International and its subsidiaries to employ accounting and other procedures and controls to ensure full review by the CPUC and to protect against subsidization of nonutility activities by SCE's customers; (3) require that all transfers of market, technological, or similar data from SCE to Edison International or its affiliates be made at market value; (4) preclude SCE from guaranteeing any obligations of Edison International without prior written consent from the CPUC; (5) provide for royalty payments to be paid by Edison International or its subsidiaries in connection with the transfer of product rights, patents,

copyrights, or similar legal rights from SCE; and (6) prevent Edison International and its subsidiaries from providing certain facilities and equipment to SCE except through competitive bidding.  In addition, the decision provides that SCE shall maintain a balanced capital structure in accordance with prior CPUC decisions, that SCE's dividend policy shall continue to be established by SCE's Board of Directors as though SCE were a stand-alone utility company, and that the capital requirements of SCE, as determined to be necessary to meet SCE's service obligations, shall be given first priority by the boards of directors of Edison International and SCE.

In addition, the CPUC has issued affiliate transaction rules governing the relationships between SCE and its affiliates, including Edison International and the Nonutility Companies.  SCE has filed compliance plans which set forth SCE's implementation of the CPUC's affiliate transaction rules.  The rules and compliance plans are intended to maintain separateness between utility and nonutility activities and ensure that utility assets are not used to subsidize the activities of nonutility affiliates.

In April 2001, the CPUC adopted an order instituting investigation that reopened the past CPUC decisions authorizing the utilities to form holding companies and initiated an investigation into whether Edison
International and PG&E Corporation violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; whether actions by Edison International and PG&E Corporation and their respective nonutility affiliates to shield, or "ring-fence," nonutility assets also violated the requirements that the holding companies give first priority to the capital needs of their utility subsidiaries; whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; whether there are any additional suspected violations of laws or CPUC rules and decisions; and whether additional rules, conditions, or other changes to the holding company decisions are necessary.  Additional information about this matter appears in the MD&A under the heading
"Regulatory Matters--Other Regulatory Matters--Holding Company Proceeding."

Competition

Because SCE is an electric utility company operating within a defined service territory pursuant to authority from the CPUC, SCE faces competition only to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE's service territory.  California law currently provides only limited opportunities for customers to choose to purchase power directly from an energy service provider other than SCE.  SCE also faces some competition from cities that create municipal utilities or community choice aggregators.  In addition, customers may install their own on-site power generation facilities.
Competition with SCE is conducted mainly on the basis of price as customers seek the lowest cost power available.  The effect of competition on SCE generally is to reduce the size of SCE's customer base, thereby creating upward pressure on SCE's rate structure to cover fixed costs, which in turn may cause more customers to seek lower rates.  Additional information about this competition of SCE appears in the MD&A under the headings
"Management Overview" and "Regulatory Matters--Generation and Power Procurement--Direct Access Proceedings."

Properties

SCE supplies electricity to its customers through extensive transmission and distribution networks.  Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 7,130 circuit miles of 33 kilovolt (kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,580 circuit miles of 220 kV lines (all located in California), 1,238 circuit miles of 500 kV lines (1,040 miles in
California, 86 miles in Nevada, and 112 miles in Arizona), and 860 substations (all in California).  SCE's distribution system, which takes power from substations to the customer, includes approximately 60,600 circuit miles of overhead lines, 35,400 circuit miles of underground lines, 1.5 million poles, 570 distribution substations, 678,760 transformers, and 734,800 area and street lights, all of which are located in California.

SCE owns and operates the following generating facilities:  (1) an undivided 75.05% interest (1,614 megawatts
(MW)) in San Onofre Units 2 and 3, which are large pressurized water nuclear units located on the California coastline between Los Angeles and San Diego; (2) 36 hydroelectric plants (1,175 MW) located in California's
Sierra Nevada, San Bernardino and San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational,
(3) a diesel-fueled generating plant (9 MW) and one hydroelectric plant (0.11 MW) located on Santa Catalina island off the Southern California coast, and (4) an undivided 56% interest (885 MW net) in the Mohave Generating
Station, which consists of two coal-fueled generating units located in Clark County, Nevada near the California border.

SCE also owns an undivided 15.8% interest (590 MW) in Palo Verde Nuclear Generating Station, which is located near Phoenix, Arizona, and an undivided 48% interest (740 MW) in Units 4 and 5 at Four Corners Generating
Station, which is a coal-fueled generating plant located in the Four Corners area of New Mexico.  The Palo Verde and Four Corners plants are operated by Arizona Public Service Company.

At year-end 2003, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows:  44% nuclear, 32% coal, 23% hydroelectric, and less than 1% diesel.  The capacity factors in 2003 for
SCE's nuclear and coal-fired generating units were:  97% for San Onofre; 69% for Mohave; 87% for Four Corners; and
87% for Palo Verde.  For SCE's hydroelectric plants, generating capacity is dependent on the amount of available water.  Therefore, while SCE's hydroelectric plants operated at a 39% capacity factor in 2003 due to a below normal water year, these plants were operationally available for 92.1% of the year.

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

Thirty-one of SCE's 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on
United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2004 and 2029
(the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction).
Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation.  When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE.  New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process.  SCE's applications for the relicensing of certain hydroelectric projects with an aggregate dependable operating capacity of approximately 24 MW are pending.  Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired.  Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding
Mortgage Bonds, of which approximately $3.1 billion in principal amount was outstanding on March 10, 2004.  Such lien and SCE's title to its properties are subject to the terms of franchises, licenses,

easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture.  In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or insubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in the Four Corners plant and the related easement and lease referred to below may be so considered.

SCE's rights in the Four Corners station, which is located on land of the Navajo Nation of Indians under an easement from the United States and a lease from the Navajo Nation, may be subject to possible defects.  These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and the
Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against the Navajo
Nation without Congressional consent, the possible impairment or termination under certain circumstances of the easement and lease by the Navajo Nation, Congress, or the Secretary of the Interior, and the possible invalidity of the trust indenture lien against SCE's interest in the easement, lease, and improvements on the Four Corners station.

Information about the acquisition of Mountainview Power Company LLC by SCE and the construction of a new power plant appears in the MD&A under the heading "Acquisition" and is incorporated herein by this reference.

Construction Program

Cash spent by SCE for its construction expenditures totaled approximately $1.2 billion in 2003, $1.0 billion in
2002 and $688 million in 2001.  Construction expenditures for 2004 are forecasted at $1.9 billion.

Nuclear Power Matters

Nuclear Plant Reactor Vessel Heads Inspections

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
Inspections of Palo Verde Units 1, 2 and 3 were also performed during scheduled refueling and maintenance outages in 2002 and 2003 and no indications of leakage or degradation were detected.

San Onofre Steam Generator Replacements

Information about San Onofre steam generator replacements appears in the MD&A under the heading "Other
Developments--San Onofre Steam Generators" and is incorporated herein by this reference.

Palo Verde Plant Steam Generator Replacements

Information about Palo Verde steam generator replacements appears in the MD&A under the heading "Other
Developments--Palo Verde Steam Generators" and is incorporated herein by this reference.

Nuclear Facility Decommissioning

Decommissioning of San Onofre Unit 1 is underway and will be completed in three phases:  (1) decontamination and dismantling of all structures and some foundations; (2) spent fuel storage monitoring; and (3) fuel storage facility dismantling, removal of remaining foundations, and site restoration.  Phase one is anticipated to continue through 2008.  Phase two is expected to continue until 2026.  Phase three will be conducted concurrently with the San Onofre Units 2 and 3 decommissioning projects.  On February 3, 2004, SCE announced that it has discontinued plans to ship the San Onofre Unit 1 reactor pressure vessel to a disposal site until such time as appropriate arrangements are made for its permanent disposal.  It will continue to be stored at its current location at San Onofre Unit 1, where it remains completely safe and poses no risk to the public or the environment.  This action results in placing the disposal of the reactor pressure vessel in Phase three of the
San Onofre Unit 1 decommissioning project.

SCE expects that its reasonable San Onofre Unit 1 decommissioning costs will be paid from its nuclear decommissioning trust funds, subject to CPUC review.  SCE maintains a customer-funded trust with a sufficient balance to pay for its share of the estimated cost for the remaining San Onofre Unit 1 decommissioning work.  SCE plans to decommission its other nuclear generating facilities following expiration of the operating licenses as expeditiously as possible once authorized by the Nuclear Regulatory Commission.  The cost estimates for decommissioning SCE's nuclear generating facilities other than San Onofre Unit 1 were based on the assumption that decommissioning will commence following the expiration of the current operating licenses.  The operating licenses expire in 2022 for San Onofre Units 2 and 3, and in 2024, 2026 and 2027 for the Palo Verde units.  SCE customers are continuing to contribute to the decommissioning trusts for San Onofre Units 2 and 3, and for the
Palo Verde units.  Decommissioning costs are recorded as a component of depreciation expense.

Nuclear Insurance

Information about Nuclear Insurance can be found in Note 10 of Notes to Financial Statements and is incorporated herein by this reference.

Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from other utilities, independent power producers, qualifying facilities and the California Independent System Operator.  In
addition, power is provided to SCE's customers through purchases by the California Department of Water Resources
(CDWR) under contracts with third parties.  Sources of power to serve SCE's customers during 2003 were as follows:  40.5% purchased power; 22.9% CDWR; and 36.6% SCE-owned generation consisting of 19.8% nuclear, 12.2%
coal, and 4.6% hydro.  Additional information about SCE's power procurement activities appears in the MD&A under the heading "Regulatory Matters--Generation and Power Procurement."

Natural Gas Supply

SCE's gas requirements in 2003 were for start-up use at the Mohave coal-fired generation facility and to meet contractual obligations for power tolling agreements for SCE's residual-net sort position.  All of the gas purchased by SCE in 2003 was purchased under North American Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

SCE maintains firm access rights onto the Southern California Gas Company system at Wheelers Ridge for 198,863 million British thermal units (mmBtu) per day as a result of a 13-year contract entered into in August 1993.  SCE also maintains firm transportation rights of 18,000 mmBtu per day on Southwest Gas Corp's pipeline to serve
Mohave generation facility.  In 2002, the CPUC instructed the investor-owned utilities to bid on El Paso Natural
Gas pipeline capacity in anticipation of a gas requirement in 2003.  SCE participated in the auction and was awarded 9,218 mmBtu per day for delivery commencing in November 2002.  Since there was no gas requirement on the
El Paso Natural Gas pipeline in 2003, all capacity was released by SCE back to the market at tariff rates.  The
CPUC has determined that SCE's acquisition of the El Paso Natural Gas capacity was consistent with CPUC directions.

In 2003 SCE secured one-year natural gas storage capacity rights for 431,000 mmBtu with Southern California Gas
Company.  Storage capacity was secured to provide operation flexibility and to mitigate potential costs associated with the dispatch of SCE's tolling agreements.

Nuclear Fuel Supply

SCE has contractual arrangements covering 100% of the projected nuclear fuel requirements for San Onofre Units 2 and 3 through the years indicated below:

      Uranium concentrates............................................................  2008
           Conversion.................................................................  2008
           Enrichment.................................................................  2008
           Fabrication................................................................  2015

Spent Nuclear Fuel

Information about Spent Nuclear Fuel appears in Note 10 of Notes to Financial Statements and is incorporated herein by this reference.

Coal Supply

SCE purchases coal pursuant to long term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations, the Mohave and Four Corners plants.  SCE entered into a coal contract, dated
September 1, 1966, with BHP Navajo Coal Company, the predecessor to the current owner of the Navajo mine, to supply coal to Four Corners Units 4 and 5.  The initial term of this coal supply contract for the Four Corners plant is through 2004 and includes extension options for up to 15 additional years.  For discussion of the litigation affecting the coal supply contract for the Mohave plant, see "Other Developments--Navajo Nation
Litigation" in the MD&A.  SCE does not have reasonable assurance of an adequate coal supply for operating the
Mohave plant after 2005.  If reasonable assurance of an adequate coal supply is not obtained, it will become necessary to shut down the Mohave plant after December 31, 2005.  For additional information, see "Regulatory
Matters--Generation and Power Procurement--Mohave Generating Station and Related Proceedings" in the MD&A.

Environmental Matters

SCE is subject to environmental regulation by federal, state and local authorities in the jurisdictions in which it operates in the United States.  This regulation, including the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, and nuclear control, continues to result in the imposition of numerous restrictions on SCE's operation of existing facilities, on the timing, cost, location, design, construction, and operation by SCE of new facilities, and on the cost of mitigating the effect of past operations on the environment.

SCE believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operation.
However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which SCE conducts its business and could cause it to make substantial additional capital or operational expenditures.  There is no assurance that SCE would be able to recover these increased costs from its customers or that SCE's financial position and results of operations would not be materially adversely affected.  SCE is unable to predict the extent to which additional regulations may affect its operations and capital expenditure requirements.

Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project.  Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing project, which may involve significant capital or operational expenditures.
Furthermore, if SCE fails to comply with applicable environmental laws, it may be subject to injunctive relief, penalties and fines imposed by regulatory authorities.

Air Quality

SCE's facilities, including in particular the Mohave plant located in Laughlin, Nevada, and the Four Corners plant located in the Four Corners area of New Mexico are subject to various air quality regulations, including the Federal Clean Air Act and similar state and local statutes.

Mohave Consent Decree.  In 1998, several environmental groups filed suit against the co-owners of the Mohave plant regarding alleged violations of emissions limits.  In order to resolve the lawsuit and accelerate resolution of key environmental issues regarding the plant, the parties entered into a consent decree, which was approved by the Nevada federal district court in December 1999.  The decree also addressed concerns raised by EPA programs regarding regional haze and visibility.  As to regional haze, EPA issued final rulemaking on July 1,
1999, that did not impose any additional emissions control requirements on the Mohave plant beyond meeting the provisions of the consent decree.  As to visibility, EPA issued its final rule regarding visibility impairment at the Grand Canyon on February 8, 2002.  This final rule incorporated the terms of the consent decree into the
Visibility Federal Implementation Plan for the State of Nevada, making the terms of the consent decree federally enforceable.

SCE's share of the costs of complying with the consent decree and taking other actions to continue operation of the Mohave plant beyond 2005 is estimated to be approximately $605 million over the next four years; however, SCE has suspended its efforts seeking CPUC approval for the installation of such Mohave plant controls.  Additional information about these issues appears in the MD&A under the heading "Other Developments--Environmental
Matters--Clean Air Act."

Mercury Maximum Achievable Control Technology Determination.  In December 2000, EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section
112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions by no later than
December 15, 2003.  On December 15, 2003, EPA issued proposed rules for regulating mercury emissions from coal fired power plants.  EPA proposed two rule options for public comment:  (1) regulate mercury as a hazardous air pollutant under Section 112(d) of the Clean Air Act; or (2) rescind EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018.  On
February 24,

2004, EPA announced a Supplemental Notice of Proposed Rulemaking that provides more details on their emissions cap and trade proposal for mercury.  At this time, EPA anticipates finalizing the regulations in December, 2004, with controls required to be in place by some time between the end of 2007 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

Until the mercury regulations are finalized, SCE cannot fully evaluate the potential impact of these regulations on the operations of all of its facilities.  Additional capital costs related to those regulations could be required in the future and they could be material, depending upon the final standards adopted by EPA.

National Ambient Air Quality Standards.  New ambient air quality standards for ozone, coarse particulate matter and fine particulate matter were adopted by EPA in July 1997.  It is widely understood that attainment of the fine particulate matter standard may require reductions in emissions of nitrogen oxides and sulfur dioxides.
These standards were challenged in the courts, and on March 26, 2002, the United States Court of Appeals for the
District of Columbia Circuit upheld EPA's revised ozone and fine particulate matter ambient air quality standards.

Because of the delays resulting from the litigation over the new standards, EPA's new schedule for implementing the ozone and fine particulate matter standards calls for designation of attainment and nonattainment areas under the two standards in 2004.  Once these designations are published, states will be required to revise their implementation plans to achieve attainment of the revised standards.  The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.  Any requirement imposed on SCE's coal-fired generating facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the ozone and fine particulate matter standard will not be known until the states revise their implementation plans.

At this time, SCE cannot predict the emission reduction targets that EPA will ultimately adopt or the specific timing for compliance with those targets.  In addition, any additional obligations on SCE's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans.  Depending upon the final standards that are adopted, SCE may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

New Source Review Requirements.  On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities, not including SCE, for alleged violations of the Clean Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations.
Around that same time, EPA issued requests for information pursuant to the Clean Air Act to numerous other electric utilities seeking to determine whether these utilities also engaged in activities in violation of the
NSR requirements.

On June 27, 2000, EPA issued a request for information to the Four Corners plant.  On September 1, 2000, Arizona
Public Service Company, the operator of the plant, replied to the request.  To date, no further action has been taken by EPA with respect to the Four Corners plant.

Several utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations.  These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties.  The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units.  The total cost of some of these settlements exceeded $1 billion; the civil penalties agreed to by these utilities generally range between $1 million and
$10 million.  Because of the uncertainty created by the Bush administration's review of the NSR regulations and
NSR enforcement proceedings, some of these settlements have not been finalized.  However, the Department of
Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act."  No change in the
Department of Justice's position regarding pending NSR legal actions has been announced as a result of EPA's proposed NSR reforms (discussed immediately below).  In January 2004, EPA announced new enforcement actions against several power generating facilities.

On December 31, 2002, EPA finalized a rule to improve the NSR program.  This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits.  Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003.  To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

A federal district court, ruling on a lawsuit filed by EPA, found on August 7, 2003 that the Ohio Edison Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary preconstruction permits.  On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.

On October 27, 2003, EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement"
exclusion.  This clearer definition of "routine maintenance, repair and replacement," would provide SCE greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements and might mitigate the potential impact of the Ohio Edison decision.  However, on December 24, 2003, the Unites States Court of Appeals for the
D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

As a result of these recent developments, there is currently uncertainty as to EPA's enforcement policy on alleged NSR violations.  These developments will continue to be monitored by SCE, to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by SCE, or on SCE's results of operations or financial position.

Climate Change.  Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions.  In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated.  Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels.

In March 2001, the Bush administration announced that the Unites States would not ratify the Kyoto Protocol, but would instead offer an alternative.  On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18%
by 2012 and to provide funding for climate-change related

programs.  The President's proposed program does not include mandatory reductions of greenhouse gas emissions.
However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emission reductions and to address other issues related to climate change.  Apart from the Kyoto Protocol, SCE may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions.  To date, none have passed through Congress.  In addition, there have been several petitions from states and other parties to compel EPA to regulate greenhouse gases under the Clean Air Act.  EPA denied on September 3, 2003, a petition by Massachusetts, Maine and Connecticut to compel EPA under the Clean Air Act to require EPA to establish a national ambient air quality standard for carbon dioxide.  Since that time, 11 states and other entities have filed suits against EPA in the United States Court of Appeals for the D.C. Circuit and the D.C.
Circuit has granted intervention requests from 10 states that support EPA's ruling.  The D.C. Circuit has not yet ruled on this matter.

SCE continues to monitor these developments relating to greenhouse gas emissions so as to determine the impacts, if any, on SCE's operations.

Federal Legislative Initiatives.  There have been a number of bills introduced in the last session of Congress and the current session of Congress that would amend the Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations.  These bills would mandate reductions in emissions of nitrogen oxides, sulfur dioxide and mercury.  Some bills would also impose limitations on carbon dioxide emissions.  The various proposals differ in many details, including the timing of any required reductions; the extent of required reductions; and the relationship of any new obligations that would be imposed by these bills with existing legal requirements.  There is significant uncertainty as to whether any of the proposed legislative initiatives will pass in their current form or whether any compromise can be reached that would facilitate passage of legislation.  Accordingly, SCE is not able to evaluate the potential impact of these proposals at this time.

Compliance with Hazardous Substances and Hazardous Waste Laws

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases.  Many of these laws, including the Comprehensive Environmental Response,
Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

The cost of investigation, remediation or removal of these substances may be substantial.  In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person.  Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the remediation of contamination.  The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site.

Toxic Substances Control Act.  The federal Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of listed compounds,

such as polychlorinated biphenyls, a toxic substance used in certain electrical equipment.  For SCE, current costs associated with remediation and disposal of this substance are immaterial.

Asbestos.  Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building.  Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for persona injury associated with asbestos-containing materials.

In connection with the ownership and operation of its facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by the laws and regulations identified herein.  The CPUC allows SCE to recover in retail rates paid by its customers, partial environmental remediation costs at certain sites through an incentive mechanism.  Additional information about these laws and regulations appears in Note 10 of Notes to Financial Statements and in the MD&A under the heading "Other Developments--Environmental Matters."

Water Quality

Clean Water Act.  Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of stormwater flows from certain facilities.  Under this act, EPA issues effluent limitation guidelines, pretreatment standards, and new source performance standards for the control of certain pollutants.  The Clean Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities.  Individual states may impose more stringent effluent limitations than EPA.  California has an EPA approved program to issue individual or group (general) permits for the regulation of Clean Water Act discharges.  EPA does not issue permits for pollution discharges in California.

SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to certain of its facilities.  SCE presently has discharge permits for all applicable facilities.

Cooling Water-Intake Structures.  EPA adopted new regulations governing cooling water intake structures at existing electrical generating stations in February 2004.  On February 16, 2004, the Administrator of EPA signed the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes.  The purpose of the regulation is to substantially reduce the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems.  The San Onofre station will be subject to these rules.  SCE believes the new rules will not significantly impact San Onofre and that the facility will be compliant without any physical or operational modifications.  However, San Onofre will likely be required to conduct a comprehensive compliance demonstration study that could cost approximately $3 million over the next five years.

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

Item 3.  Legal Proceedings

Navajo Nation Litigation

Information about the Navajo Nation Litigation appears in the MD&A under the heading "Other Developments--Navajo
Nation Litigation" and is incorporated herein by this reference.

CPUC Litigation and Settlement

Information about SCE's lawsuit against the CPUC, its settlement, and the appeal of the stipulated judgment approving the settlement appears in the MD&A under the heading "Regulatory Matters--Generation and Power
Procurement--CPUC Litigation Settlement Agreement" and is incorporated herein by this reference.

CPUC Investigation Regarding SCE's Electric Line Maintenance Practices

Information about the CPUC's order instituting investigation regarding SCE's electric line maintenance practices appears in the MD&A under the heading "Regulatory Matters--Transmission and Distribution--Electric Line Maintenance
Practices Proceeding" and is incorporated herein by this reference.

Department of Toxic Substances Control Enforcement Action

SCE has received a draft enforcement order, consent order and related documents from the California Department of
Toxic Substances Control, seeking penalties totaling $383,400.  The Department of Toxic Substances Control
alleges that SCE failed, during a 13-month period ending in March 2002, to properly maintain prescribed levels of financial assurance in connection with its on-site management of hazardous waste at San Onofre.  SCE is in settlement discussions with the Department of Toxic Substances Control to resolve this matter through the use of an administrative consent order.

County of San Bernardino Investigation

County of San Bernardino Office of District Attorney notified SCE, in a letter dated September 23, 2003, of its intent to file a misdemeanor criminal complaint and a civil complaint seeking injunctive relief for the alleged failure to report a spill of oil from a transformer in an isolated area of San Bernardino County.  The penalties according to the County could range from $5,604 to $555,604.  The parties have entered into a tolling agreement and are continuing settlement discussions.

Irvine Underground Storage Tank Matter

In a letter dated October 20, 2003, the office of the District Attorney of Orange County, California alleged that reports generated by the Orange County Health Care Agency revealed that SCE violated the California Code of
Regulations by failing to upgrade an underground storage tank in Irvine, California, between December 23, 1998 and November 4, 2001.  While the tank had been removed at the date of the letter, the previous violations were alleged to exist.  The October 20, 2003 letter advised that it was the intention of the District Attorney's office to bring an action against SCE in Orange County Superior Court, seeking civil penalties ranging from $500 up to $5,000 per tank per day of violation, and costs of

investigation.  As a result of a prefiling settlement conference held on November 21, 2003, SCE settled the matter with the office of the District Attorney of Orange County for an immaterial amount.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

  ------------------------------ ------------------------ ---------------------------------------------------------
                                          Age at
  Executive Officer                  December 31, 2003                         Company Position
  ------------------------------ ------------------------ ---------------------------------------------------------
  John E. Bryson                           60             Chairman of the Board
   ------------------------------ ------------------------ ---------------------------------------------------------
  Alan J. Fohrer                           53             Chief Executive Officer and Director
  ------------------------------ ------------------------ ---------------------------------------------------------
  Robert G. Foster                         56             President
  ------------------------------ ------------------------ ---------------------------------------------------------
  Harold B. Ray                            63             Executive Vice President, Generation
  ------------------------------ ------------------------ ---------------------------------------------------------
  Pamela A. Bass                           56             Senior Vice President, Customer Service
  ------------------------------ ------------------------ ---------------------------------------------------------
  John R. Fielder                          58             Senior Vice President, Regulatory Policy and Affairs
  ------------------------------ ------------------------ ---------------------------------------------------------
  Stephen E. Pickett                       53             Senior Vice President and General Counsel
  ------------------------------ ------------------------ ---------------------------------------------------------
  Richard M. Rosenblum                     53             Senior Vice President, Transmission and Distribution
  ------------------------------ ------------------------ ---------------------------------------------------------
  W. James Scilacci                        48             Senior Vice President and Chief Financial Officer
  ------------------------------ ------------------------ ---------------------------------------------------------
  Mahvash Yazdi                            52             Senior Vice President, Business Integration, and
                                                          Chief Information Officer
  ------------------------------ ------------------------ ---------------------------------------------------------
  Bruce C. Foster                          51             Vice President, Regulatory Operations
  ------------------------------ ------------------------ ---------------------------------------------------------
  Frederick J. Grigsby, Jr.                56             Vice President, Human Resources and Labor Relations
  ------------------------------ ------------------------ ---------------------------------------------------------
  Thomas M. Noonan                         52             Vice President and Controller
  ------------------------------ ------------------------ ---------------------------------------------------------
  Pedro J. Pizarro                         38             Vice President, Power Procurement
  ------------------------------ ------------------------ ---------------------------------------------------------

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

--------------------------- ------------------------------------------------- ------------------------------------------
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
                            Chairman of the Board, Edison Capital(1)          January 2000 to present
                            Chairman of the Board, Edison Mission Energy(2)   January 2000 to December 2002
                            Chairman of the Board and Chief Executive
                            Officer, Edison International and SCE             October 1990 to December 1999
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
                            Edison Mission Energy(2)
                            Executive Vice President and Chief Financial      September 1996 to January 2000
                            Officer, Edison International
                            Chairman of the Board, Edison                     January 1998 to September 1999
                            Enterprises(3)
                            Executive Vice President and Chief Financial      September 1996 to December 1999
                            Officer, SCE
                            Vice Chairman of the Board, Edison Mission        May 1993 to January 1999
                            Energy(2)
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
                            International and SCE
--------------------------- ------------------------------------------------- ------------------------------------------
Pamela A. Bass              Senior Vice President, Customer Service, SCE      March 1999 to present
                            Vice President, Customer Solutions Business
                            Unit, SCE                                         June 1996 to February 1999
--------------------------- ------------------------------------------------- ------------------------------------------
Stephen E. Pickett          Senior Vice President and General Counsel, SCE    January 2002 to present
                            Vice President and General Counsel, SCE
                            Associate General Counsel, SCE                    January 2000 to December 2001
                                                                              November 1993 to December 1999
--------------------------- ------------------------------------------------- ------------------------------------------

--------------------------- ------------------------------------------------- ------------------------------------------
Executive Officer                           Company Position                               Effective Dates
--------------------------- ------------------------------------------------- ------------------------------------------
W. James Scilacci           Senior Vice President and Chief Financial         January 2003 to present
                            Officer, SCE
                            Vice President and Chief Financial Officer, SCE   January 2000 to December 2002
                            Director, 2002 General Rate Case, SCE
                            Director, Qualifying Facility Resources, SCE      August 1999 to December 1999
                                                                              January 1996 to August 1999
--------------------------- ------------------------------------------------- ------------------------------------------
Mahvash Yazdi               Senior Vice President, Business Integration,      September 2003 to present
                            and Chief Information Officer, Edison
                            International and SCE
                            Senior Vice President and Chief Information       January 2000 to September 2003
                            Officer, SCE and Edison International
                            Vice President and Chief Information Officer,
                            SCE and Edison International                      May 1997 to December 1999

--------------------------- ------------------------------------------------- ------------------------------------------
Frederick J. Grigsby, Jr.   Vice President, Human Resources and Labor         January 2004 to present
                            Relations, Edison International and SCE
                            Vice President, Human Resources and Labor
                            Relations, SCE                                    July 2001 to December 2003
                            Senior Vice President, Human Resources, Fluor
                            Corporation(4)(5)                                 December 1998 to October 2000

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
                            International
                            Assistant Controller, SCE and Edison              September 1993 to March 1999
                            International
--------------------------- ------------------------------------------------- ------------------------------------------
Pedro J. Pizarro            Vice President, Power Procurement                 January 2004 to present
                            Vice President, Strategy and Business             July 2001 to December 2003
                            Development, SCE
                            Vice President, Technology Business               September 2000 to June 2001
                            Development, Edison International
                            Director, Strategic Planning, Edison              May 1999 to September 2000
                            International
                            Consultant, McKinsey & Company(4)(6)              October 1993 to April 1999
--------------------------- ------------------------------------------------- ------------------------------------------

(1)  Edison Capital is a subsidiary of Edison International and has investments worldwide in energy and infrastructure projects and affordable housing projects located throughout the United States.

(2)  Edison Mission Energy is a subsidiary of Edison International and is an independent power producer engaged in the business of owning or leasing and operating electric power generation facilities worldwide.

(3)  Edison Enterprises is an inactive nonutility subsidiary of Edison International, originally organized to own the stock and coordinate the activities of Edison International's former retail products and services business.

(4)  This entity is not a parent, subsidiary or other affiliate of SCE.

(5)  The Fluor Corporation is one of the world's largest, publicly owned engineering, procurement, construction, and maintenance services organizations.

(6)  McKinsey & Company is a management consulting firm.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in
SCE's Annual Report to Shareholders for the year ended December 31, 2003 (Annual Report), under Quarterly
Financial Data on page 79 and is incorporated herein by this reference.  As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by
Edison International and there is no market for such stock.

Item 201(d) of Regulation S-K, "Securities Authorized For Issuance Under Equity Compensation Plans," is not
applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data:
1999-2003" on page 80, and is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Information responding to Item 7 is included in the Annual Report on pages 1 through 35 and is incorporated herein by this reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the MD&A under "Market Risk Exposures" on pages 6 through 8, and is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 15 in Part III.  Other information responding to
Item 8 is included in the Annual Report on pages 39 through 78 and is incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

There have not been any changes in SCE's internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, SCE's internal control over financial reporting.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of SCE is set forth in Part I in accordance with General Instruction
G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K.  Other information responding to Item 10 will appear in SCE's definitive Joint Proxy Statement (Proxy Statement) to be filed with the SEC in connection with
SCE's Annual Shareholders' Meeting to be held on May 20, 2004, under the headings "Election of Directors, Nominees for Election," "Board Committees and Subcommittees," "Section 16(a) Beneficial Ownership Reporting Compliance,"
and "Code of Business Conduct and Ethics," and is incorporated herein by this reference.

In addition, the following information is furnished with respect to Mr. Daniel M. Tellep, a Director of SCE, who is expected to retire from the Board of Directors on May 20, 2004:

Daniel M. Tellep, age 72, has been a Director of SCE since 1992.  He is also a Director of Edison International.
Mr. Tellep retired as Chairman of the Board of Lockheed Martin Corporation (aerospace industry) in 1996.

Item 11.  Executive Compensation

Information responding to Item 11 will appear in the Proxy Statement under the headings "Director Compensation,"
"Executive Compensation--Summary Compensation Table," "Option/SAR Grants in 2003," "Aggregated Option/SAR Exercises
in 2003 and FY-End Option/SAR Values," "Long-Term Incentive Plan Awards in Last Fiscal Year," "Pension Plan
Table," "Other Retirement Benefits," "Employment Contracts and Termination of Employment Arrangements," and
"Compensation and Executive Personnel Committees' Interlocks and Insider Participation," and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information responding to Item 12 will appear in the Proxy Statement under the headings "Stock Ownership of
Directors and Executive Officers" and "Stock Ownership of Certain Shareholders," and is incorporated herein by this reference.

Item 201(d) of Regulation S-K, "Securities Authorized For Issuance Under Equity Compensation Plans," is not
applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 will appear in the Proxy Statement under the headings "Certain Relationships and Transactions" and "Other Management Transactions," and is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services

Information responding to Item 14 will appear in the Proxy Statement under the heading "Independent Accountant
Fees," and is incorporated herein by this reference.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

The following items contained in the Annual Report are found on pages 2 through 63, and are incorporated herein by this reference.

         Management's Discussion and Analysis of Financial Condition and Results of Operations
         Responsibility for Financial Reporting
         Report of Independent Public Auditors
         Report of Predecessor Independent Accountants
         Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001
         Consolidated Balance Sheets - December 31, 2003, and 2002
         Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Changes in Common Shareholders' Equity - Years Ended December 31, 2003, 2002
              and 2001
         Notes to Consolidated Financial Statements

(a)(2)   Report of Independent Auditors and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers:
                                                                                                         Page
                                                                                                         ----
         Report of Independent Auditors on Financial Statement Schedule                                   22
         Report of Predecessor Independent Public Accountants on Supplemental Schedules                   23
         Schedule II - Valuation and Qualifying Accounts for the
              Years Ended DECEMBER 31, 2003, 2002, AND 2001                                               26

Schedules I through V, inclusive, except those referred to above, are omitted as not required or not applicable.

(a)(3)   Exhibits

         See Exhibit Index beginning on page 28 of this report.

         SCE will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to SCE of its reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

(b)      Reports on Form 8-K

         Date of Report                              Date Filed                Item(s) Reported
         --------------                              ----------                ----------------

         November 5, 2003*                           November 5, 2003*          Item 12*
         October 22, 2003                            October 23, 2003           Item 5
         October 16, 2003                            October 16, 2003           Item 5

         --------------------
         * The November 5, 2003 Form 8-K was furnished under Item 12 and shall not be deemed to be "filed" for purposes of the Securities Exchange Act of 1934, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933.

                                         Report of Independent Auditors on
                                           Financial Statement Schedule

To the Board of Directors and Shareholder
of Southern California Edison Company

Our audits of the consolidated financial statements referred to in our report dated March 10, 2004, appearing in the 2003 Annual Report of Southern California Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K.  In our opinion, the 2003 and 2002 financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  The financial statement schedule information of Southern California Edison Company for the year ended December 31,
2001 was audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated March 25,
2002.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2004

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

                                       For the Year Ended December 31, 2003

                                                                   Additions
                                                        -----------------------------
                                     Balance at          Charged to        Charged to                      Balance
                                    Beginning of          Costs and           Other                        at End
             Description               Period             Expenses          Accounts      Deductions      of Period
-------------------------------------------------------------------------------------------------------------------

                                                                (In thousands)
Uncollectible Accounts:
     Customers                      $    30,038      $    19,243      $       --       $    25,546      $    23,735
     All other                            6,024            4,594              --             4,134            6,484
-------------------------------------------------------------------------------------------------------------------

Total                               $    36,062      $    23,837      $       --       $    29,680(a)   $    30,219
-------------------------------------------------------------------------------------------------------------------

--------------------
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
-------------------------------------------------------------------------------------------------------------------

Total                               $    31,956      $    25,343      $       --       $    21,237(a)   $    36,062
-------------------------------------------------------------------------------------------------------------------

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

                                                              SOUTHERN CALIFORNIA EDISON COMPANY

                                                              By:

                                                              /s/ Kenneth S. Stewart
                                                              -----------------------------------------
                                                              Kenneth S. Stewart
                                                              Assistant General Counsel

                                                              Date:  March 15, 2004

Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                                             Title
       ---------                                             -----

Principal Executive Officer:
     Alan J. Fohrer*                             Chief Executive Officer and Director

Principal Financial Officer:
     W. James Scilacci*                          Senior Vice President and
                                                     Chief Financial Officer

Controller or Principal Accounting Officer:
     Thomas M. Noonan*                           Vice President and Controller

Board of Directors:

     John E. Bryson*                             Director
     Bradford M. Freeman*                        Director
     Bruce Karatz*                               Director
     Luis G. Nogales*                            Director
     Ronald L. Olson*                            Director
     James M. Rosser*                            Director
     Richard T. Schlosberg, III*                 Director
     Robert H. Smith*                            Director
     Thomas C. Sutton*                           Director
     Daniel M. Tellep*                           Director

*By:

/s/ Kenneth S. Stewart
---------------------------------------
Kenneth S. Stewart
     Assistant General Counsel

Date:  MARCH 15, 2004

                                                   EXHIBIT INDEX

Exhibit
Number                                             Description
------                                             -----------

3.1           Certificate of Amendment and Restated Articles of Incorporation of SCE effective June 1, 1993 (File
              No. 1-2313, SCE Form 10-K for the year ended December 31, 1993)*
3.2           Certificate of Correction of Restated Articles of Incorporation of SCE dated effective August 21,
              1997 (File No. 1-2313, SCE Form 10-Q for the quarter ended September 30, 1997)*
3.3           Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on
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
4.5           Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.6           Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.7           Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.8           Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*
4.9           Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313, SCE Form 8-K dated July 22, 1992)*
4.10          Indenture, dated as of January 15, 1993 (File No. 1-2313, SCE Form 8-K dated January 28, 1993)*
10.1**        Form of 1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit 10.2 to SCE Form
              10-K for the year ended December 31, 1981)*
10.2**        Form of 1985 Deferred Compensation Agreement for Executives (File No. 1-2313, filed as Exhibit 10.3 to SCE Form 10-K for the year ended December 31, 1985)*
10.3**        Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to SCE Form 10-K for the year ended December 31, 1985)*
10.4**        Director Deferred Compensation Plan as restated May 14, 2002 (File No. 1-9936, filed as Exhibit
              10.1 to Edison International Form 10-Q for the quarter ended June 30, 2002)*
10.4.1**      Director Deferred Compensation Plan Amendment No. 1 effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.4.1 to Edison International Form 10-K for the year ended December 31, 2002)*
10.5**        Director Grantor Trust Agreement dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to
              Edison International Form 10-K for the year ended December 31, 1995)*
10.5.1**      Director Grantor Trust Agreement Amendment 2002-1 effective May 14, 2002 (File No. 1-9936, filed as
              Exhibit 10.4 to Edison International Form 10-Q for the quarter ended June 30, 2002)*
10.6**        Executive Deferred Compensation Plan as amended and restated January 1, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the quarter ended March 31, 1998)*
10.6.1**      Executive Deferred Compensation Plan Amendment No. 1 effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.6.1 to Edison International Form 10-K for the year ended December 31, 2002)*
10.7**        Executive Grantor Trust Agreement dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to
              Edison International Form 10-K for the year ended December 31, 1995)*
10.7.1**      Executive Grantor Trust Agreement Amendment 2002-1 effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International Form 10-Q for the quarter ended June 30, 2002)*
10.8**        Executive Supplemental Benefit Program as amended January 30, 1990 (File No. 1-9936, filed as
              Exhibit 10.2 to Edison International Form 10-Q for the quarter ended September 30, 1999)*
10.9**        Dispute resolution amendment adopted November 30, 1989 of 1981 Executive Deferred Compensation Plan
              and 1985 Executive and Director Deferred Compensation Plan (File No. 1-9936, filed as Exhibit 10.21 to Edison International Form 10-K for the year ended December 31, 1998)*
10.10**       Executive Retirement Plan as restated effective April 1, 1999 (File No. 1-9936, filed as Exhibit
              10.1 to Edison International Form 10-Q for the quarter ended September 30, 1999)*
10.10.1**     Executive Retirement Plan Amendment 2001-1 effective March 12, 2001 (File No. 1-9936, filed as
              Exhibit 10.1 to Edison International Form 10-Q for the quarter ended March 31, 2001)*
10.10.2**     Executive Retirement Plan Amendment 2002-1 effective January 1, 2003 (File No. 1-9936, filed as
              Exhibit 10.10.2 to Edison International Form 10-K for the year ended December 31, 2002)*
10.11**       Executive Incentive Compensation Plan effective January 1, 1997 (File No. 1-9936, filed as Exhibit
              10.12 to Edison International Form 10-K for the year ended December 31, 1997)*
10.12**       Executive Disability and Survivor Benefit Program effective January 1, 1994 (File No. 1-9936, filed as Exhibit 10.22 to Edison International Form 10-K for the year ended December 31, 1994)*
10.13**       Retirement Plan for Directors as amended February 19, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the quarter ended June 30, 1998)*
10.14**       Officer Long-Term Incentive Compensation Plan as amended January 1, 1998 (File No. 1-9936, filed as
              Exhibit 10.3 to Edison International Form 10-Q for the quarter ended March 31, 1998)*
10.15**       Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit
              10.1 to Edison International Form 10-Q for the quarter ended June 30, 1998)*
10.15.1**     Equity Compensation Plan Amendment No. 1 effective May 18, 2000 (File No. 1-9936, filed as Exhibit
              10.3 to Edison International Form 10-Q for the quarter ended June 30, 2000)*
10.16**       2000 Equity Plan effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison
              International Form 10-Q for the quarter ended June 30, 2000)*
10.17**       Terms and conditions for 1993-1995 long-term compensation awards under the Officer Long-Term
              Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.21.1 to Edison International Form
              10-K for the year ended December 31, 1995)*
10.18**       Terms and conditions for 1996 long-term compensation awards under the Officer Long-Term Incentive
              Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.2 to Edison International Form 10-K for
              the year ended December 31, 1996)*
10.19**       Terms and conditions for 1997 long-term compensation awards under the Officer Long-Term Incentive
              Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.3 to Edison International Form 10-K for
              the year ended December 31, 1997)*
10.20**       Terms and conditions for 1998 long-term compensation awards under the Equity Compensation Plan
              (File No. 1-9936, filed as Exhibit 10.4 to Edison International Form 10-Q for the quarter ended
              June 30, 1998)*
10.21**       Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan
              (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended
              March 31, 1999)*
10.22**       Terms and conditions for 2000 basic long-term compensation awards under the Equity Compensation
              Plan, as restated (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the
              quarter ended March 31, 2000)*
10.23**       Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and
              2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the
              quarter ended June 30, 2000)*
10.24**       Terms and conditions for 2001 retention incentives under the Equity Compensation Plan (File No.
              1-9936, filed as Exhibit 10.5 to Edison International Form 10-Q for the quarter ended March 31,
              2001)*
10.25**       Terms and conditions for 2001 exchange offer deferred stock units under the Equity Compensation
              Plan (File No. 1-9936, filed as Attachment C of Exhibit (a)(1) to Edison International Schedule
              TO-I dated October 26, 2001)*
10.26**       Terms and conditions for 2002 long-term compensation awards under the Equity Compensation Plan and
              2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the
              quarter ended March 31, 2002)*
10.27**       Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and
              2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the
              quarter ended March 31, 2003)*
10.28**       Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File
              No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended June 30,
              2002)*
10.29**       Estate and Financial Planning Program as amended April 1, 1999 (File No. 1-2313, filed as Exhibit
              10.2 to SCE Form 10-Q for the quarter ended June 30, 1999)*
10.30**       Option Gain Deferral Plan as restated September 15, 2000 (File No. 1-9936, filed as Exhibit 10.25 to Edison International Form 10-K for the year ended December 31, 2000)*
10.31**       Executive Severance Plan effective January 1, 2001 (File No. 1-9936, filed as Exhibit 10.34 to
              Edison International Form 10-K for the year ended December 31, 2001)*
10.32**       Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan
              J. Fohrer dated February 17, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International
              Form 10-Q for the quarter ended March 31, 2000)*
10.33**       Employment Letter Agreement with Mahvash Yazdi dated March 26, 1997 (File No. 1-9936, filed as
              Exhibit 10.34 to Edison International Form 10-K for the year ended December 31, 2002)*
10.34**       Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation
              Plan Deferred Compensation Agreement with John E. Bryson dated December 31, 2003
10.35**       Agreement between Edison International and SCE dated December 31, 2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation
              Plan Agreement for Executives, dated September 27, 1985, as amended, and the Deferred Compensation
              Plan Deferred Compensation Agreement, dated November 28, 1984, as amended
10.36**       Amendment to 1985 Deferred Compensation Plan Agreement for Directors with James M. Rosser dated
              December 31, 2003
10.37**       Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation
              Plan Deferred Compensation Agreement with Harold B. Ray dated December 31, 2003
10.38**       Harold B. Ray retention incentive award terms as amended December 31, 2003
10.39         Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among
              Edison International, Southern California Edison Company and The Mission Group dated September 10,
              1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International Form 10-Q for the quarter ended September 30, 2002)*
10.39.1       Administrative Agreement re Tax Allocation Payments among Edison International, Southern California
              Edison Company, The Mission Group, Edison Capital, Mission Energy Holding Company, Edison Mission
              Energy, Edison O&M Services, Edison Enterprises, and Mission Land Company dated July 2, 2001 (File
              No. 1-9936, filed as Exhibit 10.3.4 to Edison International Form 10-Q for the quarter ended
              September 30, 2002)*
12            Computation of Ratios of Earnings to Fixed Charges
13            Annual Report to Shareholders for year ended DECEMBER 31, 2003
23            Consent of Independent Accountants - PricewaterhouseCoopers LLP
24.1          Power of Attorney
24.2          Certified copy of Resolution of Board of Directors Authorizing Signature
31.1          Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2          Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32            Statement Pursuant to 18 U.S.C. Section 1350

--------------------
*      Incorporated by reference pursuant to Rule 12b-32.
**     Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.