Form 10-Q
period 2004-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 2004-05-07
CIK 92103

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
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2004
                               -----------------------------------------------------------------------------------

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

                             Class                                         Outstanding at May 6, 2004
----------------------------------------------------------      ---------------------------------------------------
                  Common Stock, no par value                                       434,888,104

===================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                           ----
Part I.  Financial Information:

         Item 1.   Financial Statements:

                   Consolidated Statements of Income - Three Months
                     Ended March 31, 2004 and 2003                                                          1

                   Consolidated Statements of Comprehensive Income -
                     Three Months Ended March 31, 2004 and 2003                                             1

                   Consolidated Balance Sheets - March 31, 2004
                     and December 31, 2003                                                                  2

                   Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 2004 and 2003                                             4

                   Notes to Consolidated Financial Statements                                               5

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                 17

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              34

         Item 4.   Controls and Procedures                                                                 34

Part II. Other Information:

         Item 1.   Legal Proceedings                                                                       36

         Item 2.   Changes in Securities, Use of Proceeds and
                     Issuer Purchases of Equity Securities                                                 37

         Item 6.   Exhibits and Reports on Form 8-K                                                        38

         Signatures

SOUTHERN CALIFORNIA EDISON COMPANY

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three Months Ended
                                                                                  March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                                 2004              2003
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Operating revenue                                                        $   1,696        $   1,814
-------------------------------------------------------------------------------------------------------------------

Fuel                                                                            48               58
Purchased power                                                                580              452
Provisions for regulatory adjustment clauses - net                             (19)             304
Other operation and maintenance                                                575              483
Depreciation, decommissioning and amortization                                 217              212
Property and other taxes                                                        45               41
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                     1,446            1,550
-------------------------------------------------------------------------------------------------------------------

Operating income                                                               250              264
Interest and dividend income                                                     5               39
Other nonoperating income                                                       33                8
Interest expense - net of amounts capitalized                                 (105)            (124)
Other nonoperating deductions                                                  (13)              (7)
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations before tax                                   170              180
Income tax                                                                      69               78
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                              101              102
Income from discontinued operations - net of tax                                --                3
-------------------------------------------------------------------------------------------------------------------

Net income                                                                     101              105
Dividends on preferred stock subject to mandatory redemption                    --                2
Dividends on preferred stock not subject to mandatory redemption                 1                1
-------------------------------------------------------------------------------------------------------------------

Net income available for common stock                                    $     100        $     102
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                             Three Months Ended
                                                                                  March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                                2004               2003
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Net income                                                               $     101        $     105
Other comprehensive income, net of tax:
   Amortization of cash flow hedges                                              2                1
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                     $     103        $     106
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                December 31,
In millions                                                                2004                       2003
--------------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
ASSETS

Cash and equivalents                                                  $      528                 $       95
Restricted cash                                                               65                         66
Receivables, less allowances of $31 and $30
   for uncollectible accounts at respective dates                            740                        751
Accrued unbilled revenue                                                     396                        408
Fuel inventory                                                                 9                         10
Materials and supplies, at average cost                                      180                        168
Accumulated deferred income taxes - net                                      423                        508
Prepayments and other current assets                                          30                         58
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                       2,371                      2,064
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision
   for depreciation of $26 and $24 at respective dates                       390                        116
Property of variable interest entities - net                                 401                         --
Nuclear decommissioning trusts                                             2,606                      2,530
Other investments                                                            123                        153
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                         3,520                      2,799
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost:
   Transmission and distribution                                          14,977                     14,861
   Generation                                                              1,381                      1,371
Accumulated provision for depreciation and decommissioning                (4,398)                    (4,386)
Construction work in progress                                                680                        600
Nuclear fuel, at amortized cost                                              140                        141
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                       12,780                     12,587
-------------------------------------------------------------------------------------------------------------------

Regulatory assets - net                                                      421                        510
Other deferred charges                                                       525                        506
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                       946                      1,016
===================================================================================================================

Total assets                                                          $   19,617                 $   18,466
===================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                December 31,
In millions, except share amounts                                          2004                       2003
--------------------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                                                       $       --                 $      200
Long-term debt due within one year                                           371                        371
Preferred stock to be redeemed within one year                                 9                          9
Accounts payable                                                             885                        891
Accrued taxes                                                                585                        556
Regulatory liabilities - net                                                 248                        361
Other current liabilities                                                  1,080                      1,173
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                  3,178                      3,561
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                             5,246                      4,121
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                                    2,806                      2,726
Accumulated deferred investment tax credits                                  134                        136
Customer advances and other deferred credits                                 453                        427
Power-purchase contracts                                                     230                        213
Preferred stock subject to mandatory redemption                              139                        141
Accumulated provision for pensions and benefits                              360                        330
Asset retirement obligations                                               2,108                      2,084
Other long-term liabilities                                                  257                        243
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                               6,487                      6,300
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                         14,911                     13,982
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 2 and 4)
Minority interest                                                            419                         --
-------------------------------------------------------------------------------------------------------------------

Common stock (434,888,104 shares outstanding at each date)                 2,168                      2,168
Additional paid-in capital                                                   340                        338
Accumulated other comprehensive loss                                         (17)                       (19)
Retained earnings                                                          1,667                      1,868
-------------------------------------------------------------------------------------------------------------------

Total common shareholder's equity                                          4,158                      4,355
-------------------------------------------------------------------------------------------------------------------

Preferred stock not subject to mandatory redemption                          129                        129
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                 4,287                      4,484
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                            $   19,617                 $   18,466
==================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               Three Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                               2004                      2003
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
Income from continuing operations                                      $   101                  $    102
Adjustments to reconcile to
  net cash provided by operating activities:
   Depreciation, decommissioning and amortization                          217                       212
   Other amortization                                                       21                        24
   Deferred income taxes and investment tax credits                         98                         9
   Regulatory assets - long-term - net                                      45                        69
   Gas options                                                              (5)                      (15)
   Other assets                                                              7                       (76)
   Other liabilities                                                        63                       (23)
   Changes in working capital net of effects from
     consolidation of variable interest entities:
     Receivables and accrued unbilled revenue                               76                       129
     Regulatory liabilities - short-term - net                            (113)                      159
     Fuel inventory, materials and supplies                                  5                        --
     Prepayments and other current assets                                   44                      (105)
     Accrued interest and taxes                                              6                       128
     Accounts payable and other current liabilities                       (129)                      141
Operating cash flows from discontinued operations                           --                         4
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                  436                       758
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                                    1,597                       (11)
Long-term debt repaid                                                     (842)                     (304)
Bonds remarketed - net                                                     350                        --
Redemption of preferred stock                                               (2)                       (5)
Rate reduction notes repaid                                                (62)                      (62)
Short-term debt financing - net                                           (200)                       --
Dividends paid                                                            (301)                       (4)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                           540                      (386)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                                           (317)                     (267)
Acquisition costs related to nonutility generation plant                  (285)                       --
Contributions to nuclear decommissioning trusts - net                      (21)                      (21)
Sales of investments in other assets                                         1                         3
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                     (622)                     (285)
-------------------------------------------------------------------------------------------------------------------

Effect of consolidation of variable interest entities on cash               79                        --
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                            433                        87
Cash and equivalents, beginning of period                                   95                       992
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period, continuing operations             $   528                  $  1,079
===================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report.  The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

The quarterly report should be read in conjunction with Southern California Edison Company's (SCE) Annual Report
on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements"
included in its 2003 Annual Report.  SCE follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for variable interest entities (VIEs).

Effective March 31, 2004, SCE began consolidating four cogeneration projects for which SCE typically purchases
100% of the energy produced under long-term power-purchase agreements, in accordance with a new accounting standard for the consolidation of variable interest entities (see below).

Certain prior-period amounts were reclassified to conform to the March 31, 2004 financial statement presentation.

Dividend Restriction

The California Public Utilities Commission (CPUC) regulates SCE's capital structure, limiting the dividends it may pay Edison International.  In its most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE determines compliance with this capital structure based on a 13-month weighted-average calculation. At March 31, 2004, SCE's 13-month weighted-average common equity component of total capitalization was 56%.  At March 31, 2004, SCE had the capacity to pay $746 million in additional dividends and continue to maintain its CPUC-authorized capital structure based on the thirteen month weighted average method.  Based on recorded March 31, 2004 balances, SCE's common equity to total capitalization ratio, for ratemaking purposes, was approximately 48%.  SCE has no capacity to pay additional dividends based on March 31, 2004 recorded balances.

New Accounting Principles

In December 2003, the Financial Accounting Standards Board issued a revision to an accounting Interpretation
(originally issued in January 2003), Consolidation of Variable Interest Entities.  The primary objective of the
Interpretation is to provide guidance on the identification of, and financial reporting for, VIEs, where control may be achieved through means other than voting rights.  Under the Interpretation, the enterprise that is expected to absorb or receive the majority of a VIE's expected losses or residual returns, or both, must consolidate the VIE unless specific exceptions apply.  This

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interpretation is effective for special purpose entities, as defined by accounting principles generally accepted in the United States, as of December 31, 2003, and all other entities as of March 31, 2004.

SCE has 275 long-term power-purchase contracts with independent power producers that own qualifying facilities
(QFs).  SCE was required under federal law to sign such contracts, which typically require SCE to purchase 100%
of the power produced by these facilities; the CPUC controls the terms and pricing.  SCE conducted a review of its QF contracts and determined that SCE has variable interests in 22 contracts with gas-fired cogeneration plants that contain variable pricing provisions based on gas prices.  SCE requested from the entities that hold these contracts the financial information necessary to determine whether SCE must consolidate these projects.
All 22 entities declined to provide SCE with the necessary financial information.  However, four of the 22 contracts are with entities 49%-50% owned by a related party, Edison Mission Energy (EME).  EME is an indirect wholly owned subsidiary of SCE's parent company, Edison International.  Although the four related-party entities have declined to provide their financial information to SCE, Edison International has access to such information and has provided that information to SCE on a combined basis.  SCE has determined that it must consolidate the four power projects partially owned by EME based on a qualitative analysis of the facts and circumstances of the entities, including the related-party nature of the transaction.  SCE will continue to attempt to obtain information for the other 18 projects in order to determine whether they should be consolidated by SCE.

The remaining 253 contracts will not be consolidated by SCE under the new accounting standard, since SCE lacks a variable interest in these contracts or the contracts are with governmental agencies, which are generally excluded from the standard.  SCE analyzes its potential variable interests by calculating operating cash flows.
A fixed-price contract to purchase electricity from a power plant does not absorb sufficient variability to be considered a variable interest.  A contract with a non-gas-fired plant that is based on gas prices is also not a variable interest.  Additionally, SCE has six five-year power contracts with non-QF generators.  These contracts are not considered to be significant variable interests due to their short duration.

See "Variable Interest Entities" for further information.

Stock-Based Employee Compensation

SCE has three stock-based employee compensation plans, which are described more fully in Note 7 of "Notes to
Consolidated Financial Statements" included in its 2003 Annual Report.  SCE accounts for these plans using the intrinsic value method.  Upon grant, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income if SCE had used the fair-value accounting method.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Three Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------------------
In millions                                                                   2004             2003
-------------------------------------------------------------------------------------------------------------------

                                                                                   (Unaudited)
Net income available for common stock, as reported                          $    100         $  102
Add:  stock-based compensation expense using
     the intrinsic value accounting method - net of tax                            2              1
Less:  stock-based compensation expense using
     the fair-value accounting method - net of tax                                 2              1
-------------------------------------------------------------------------------------------------------------------

Pro forma net income available for common stock                            $     100         $  102
-------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flows Information
                                                                             Three Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------------------

In millions                                                                   2004             2003
-------------------------------------------------------------------------------------------------------------------

                                                                                   (Unaudited)
Non-cash investing and financing activities:

Details of consolidation of variable interest entities:
   Assets                                                                 $    458               --
   Liabilities                                                                (537)              --

Remarketing of pollution-control bonds                                    $    196               --

Details of pollution-control bond redemption:
   Release of funds held in trust                                         $     20               --
   Pollution-control bonds redeemed                                            (20)              --

Details of long-term debt exchange offer:
   Variable rate notes redeemed                                           $     --           $ (966)
   First and refunding bonds issued                                             --              966
-------------------------------------------------------------------------------------------------------------------

Variable Interest Entities

SCE has variable interests in contracts with gas-fired cogeneration plants that contain variable pricing provisions based on gas prices.  Further, four of these contracts are with entities that are partnerships owned in part by a related party, EME.  These four contracts have 20-year terms.  The cogeneration plants sell electricity to SCE and steam to non-related parties.  Under a new accounting standard, SCE has consolidated these four projects effective March 31, 2004.  Prior periods have not been restated.  The book value of the projects'
plant assets is $401 million ($896 million at original cost less $495 million in accumulated depreciation).

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Project                    Capacity              Termination Date            EME Ownership
     -------                    --------              ---------------             -------------
     Kern River                  290 MW                  August 2005                   50%
     Midway-Sunset               200 MW                   May 2009                     50%
     Sycamore                    300 MW                 December 2007                  50%
     Watson                       340MW                 December 2007                  49%

SCE has no investment in, nor obligation to provide support to, these entities other than its requirement to make payment as required by the power purchase agreements.  Any profit or loss generated by these entities will not effect SCE's income statement, except that SCE would be required to recognize losses if these projects have negative equity in the future.  These losses, if any, would not affect SCE's liquidity.  Any liabilities of these projects are non-recourse to SCE.

As noted under New Accounting Principles, SCE also has 18 other contracts with gas-fired generating plants that contain variable pricing provisions based on gas prices.  SCE might be considered to be the consolidating entity under the new accounting standard.  However, these entities are not legally obligated to provide the financial information to SCE that is necessary to determine whether SCE must consolidate these entities.  These 18 entities have declined to provide SCE with the necessary financial information.  SCE will continue to attempt to obtain information for these projects in order to determine whether they should be consolidated by SCE.  The aggregate capacity dedicated to SCE for these projects is 471 MW.  SCE paid $51 million for the quarter ended March 31,
2004 and $47 million for the quarter ended March 31, 2003 to these projects.  These amounts are recoverable in utility customer rates.  SCE has no exposure to loss as a result of its involvement with these projects.

Note 2.  Regulatory Matters

Further information on regulatory matters, including proceedings for California Department of Water Resources
(CDWR) power purchases and revenue requirements, generation procurement and holding company, is described in Note
2 of "Notes to Consolidated Financial Statements" included in SCE's 2003 Annual Report.

CPUC Litigation Settlement Agreement

As discussed in the "CPUC Litigation Settlement Agreement" disclosure in Note 2 of "Notes to Consolidated
Financial Statements" included in SCE's 2003 Annual Report, in October 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC that allowed SCE to recover $3.6 billion in past procurement-related obligations.  The Utility Reform Network, a consumer advocacy group, and other parties appealed to the United
States Court of Appeals for the Ninth Circuit (Ninth Circuit) seeking to overturn the stipulated judgment of the federal district court that approved the 2001 CPUC settlement agreement.  In September 2002, the Ninth Circuit issued its opinion affirming the federal district court on all claims, with the exception of the challenges founded upon California state law, which the Ninth Circuit referred to the California Supreme Court.

In August 2003, the California Supreme Court concluded that the 2001 CPUC settlement agreement did not violate
California law in any of the respects raised by the Ninth Circuit.  The matter was returned to the Ninth Circuit for final disposition and in December 2003, the Ninth Circuit unanimously affirmed the original stipulated judgment of the federal district court.  In January 2004, the Ninth Circuit issued its mandate, relinquishing jurisdiction of the case and returning jurisdiction to the federal district court.  No petitions were filed within the 90-day period in which parties could seek discretionary review by the

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United States Supreme Court of the federal district court's decision.  Accordingly, the appeals of the stipulated judgment approving the 2001 CPUC settlement agreement have been resolved in SCE's favor.

Electric Line Maintenance Practices Proceeding

In August 2001, the CPUC issued an order instituting investigation regarding SCE's overhead and underground electric line maintenance practices.  The order was based on a report issued by the CPUC's Consumer Protection and Safety Division, which alleged a pattern of noncompliance with the CPUC's general orders for the maintenance of electric lines for 1998-2000.  The order also alleged that noncompliant conditions were involved in 37 accidents resulting in death, serious injury or property damage.  The Consumer Protection and Safety Division identified 4,817 alleged violations of the general orders during the three-year period; and the order put SCE on notice that it could be subject to a penalty of between $500 and $20,000 for each violation or accident.

On April 22, 2004, the CPUC issued its decision which recognizes that a utility cannot avoid all nonconforming conditions and that no penalty should be assessed unless the utility knew or should have known of the condition and failed to repair within a reasonable amount of time.  Of the 37 incidents involving personal injury or property damage, the decision concludes that in 7 incidents, there was no violation of the general orders.  The decision imposes a $20,000 penalty for each of the remaining 30 accidents.  The decision also provided the utility with more flexibility in scheduling inspections.  In all, the decision imposes a total of $656,000 in penalties on SCE.  The decision declined to impose any penalty for 4,721 of the violations the Consumer
Protection and Safety Division originally identified because SCE promptly corrected those conditions when they were brought to SCE's attention and because there was no showing that they could lead to serious potential harm.
The decision also requires SCE to meet and confer with the CPUC staff on several issues, including revisions to its maintenance priority system and possible alternatives to the existing high voltage signage requirements.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in Note 2 of "Notes to
Consolidated Financial Statements" included in SCE's 2003 Annual Report, in May 2002, SCE filed an application with the CPUC to address certain issues (mainly coal and slurry-water supply issues) facing the future extended operation of Mohave Generating Station (Mohave), which is partly owned by SCE.  The uncertainty over a post-2005 coal and water supply has prevented SCE and other Mohave co-owners from making approximately $1.1 billion in
Mohave-related investments (SCE's share is $605 million), including the installation of pollution-control equipment that must be put in place in order for Mohave to continue to operate beyond 2005, pursuant to a 1999 consent decree concerning air quality.

Negotiations are continuing among the relevant parties in an effort to resolve the coal and water supply issues, but no resolution has been reached.  SCE and other parties submitted further testimony and made various other filings in 2003 in SCE's application proceeding.  Pursuant to the assigned administrative law judge's March 9,
2004 ruling, on April 16, 2004 SCE updated its position and testimony on cost data and, where unavailable, cost estimates for Mohave on the following options:  (1) the cost of permanent shutdown; (2) the cost of installation of required pollution controls and related capital improvements to allow the facility to continue as a coal-fired plant beyond 2005; (3) if option 2 is undertaken, the cost of temporary shutdown for complete installation of pollution controls; and any costs related to restarting the facility; and (4) other alternatives and their costs.  SCE's testimony presented a summary of work performed to date and provided an update on the status of the coal and water supply issues.  The

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

testimony also stated that SCE does not now have detailed cost projections for any of the cost categories identified in the March 9, 2004 ruling due to the uncertainties remaining on these issues.  The testimony reiterated SCE's belief that, even if the coal and water supply issues can be satisfactorily resolved in the near future, thereby avoiding a permanent shutdown, a temporary shutdown of at least approximately three years is likely.  Evidentiary hearings have been scheduled for June 2004 with further submission of written testimony by all parties prior to the hearings.  The outcome of the coal and water negotiations and SCE's application are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 could have a major impact on SCE's long-term resource plan.

For additional matters related to Mohave, see "Navajo Nation Litigation" in Note 4.

Wholesale Electricity and Natural Gas Markets

In 2000, the Federal Energy Regulatory Commission (FERC) initiated an investigation into the justness and reasonableness of rates charged by sellers of electricity in the California Power Exchange and California
Independent System Operator markets.  On March 26, 2003, the FERC staff issued a report concluding that there had been pervasive gaming and market manipulation of both the electric and natural gas markets in California and on the West Coast during 2000-2001 and describing many of the techniques and effects of that market manipulation.
SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets.  Under the 2001 CPUC settlement agreement, mentioned in "CPUC Litigation Settlement Agreement," 90% of any refunds actually realized by SCE will be refunded to customers, except for the El Paso Natural Gas Company settlement agreement discussed below.

El Paso Natural Gas Company entered into a settlement agreement with parties to a class action lawsuit (including
SCE, Pacific Gas and Electric (PG&E) and the State of California) settling claims stated in proceedings at the
FERC and in San Diego County Superior Court that El Paso Natural Gas Company had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in 2000-2001.  The San Diego County Superior Court approved the settlement on
December 5, 2003.  On April 21, 2004, parties to the settlement filed a joint request for a stipulated judgment with the United States District Court seeking the court to supervise certain structural relief.  Until the United
States District Court issues an order approving the stipulated judgment, the settlement agreement will not become effective and no refunds will be paid.  Pursuant to a CPUC decision, SCE will refund to customers any amounts received under the terms of the El Paso Natural Gas Company settlement (net of legal and consulting costs)
through its energy resource recovery account mechanism.  In addition, amounts El Paso Natural Gas Company refunds to the CDWR will result in equivalent reductions in the CDWR's revenue requirement allocated to SCE.

On February 24, 2004, SCE and PG&E agreed to settlement terms with The Williams Cos. and Williams Power Company, providing for approximately $140 million in refunds and other payments to the settling purchasers and others against some of Williams' power charges in 2000-2001.  A settlement agreement based on the February 24, 2004 terms was executed by both the original settling parties and by San Diego Gas & Electric Co. (SDG&E) on April 26,
2004.  This settlement agreement proposed that approximately $34 million of the total refunds and other payments be allocated to SCE.  Also, on April 26, 2004, SCE, PG&E and SDG&E and several California state governmental entities agreed to settlement terms with West Coast Power, LLC and its owners, Dynegy Inc. and NRG Energy, Inc.
The April 26, 2004

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement terms provide for refunds and other payments totaling $285 million, with a proposed allocation to SCE of approximately $40 million.  The allocation of refunds to market participants under these settlements has not been finally determined and both settlements remain subject to the approval of the FERC and the CPUC.

Note 3.  Pension Plan and Postretirement Benefits Other Than Pensions

Pension Plan

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2003 Annual
Report that it expects to contribute approximately $33 million to its pension plan in 2004.  As of March 31,
2004, $5 million in contributions have been made.  SCE anticipates that its original expectation will be met by year-end 2004.

Expense components are:
                                                                                    Three Months Ended
                                                                                         March 31,
-------------------------------------------------------------------------------------------------------------------
In millions                                                                     2004                  2003
-------------------------------------------------------------------------------------------------------------------

                                                                                        (Unaudited)
Service cost                                                                  $    22                $   20
Interest cost                                                                      41                    40
Expected return on plan assets                                                    (57)                  (47)
Net amortization and deferral                                                       5                     9
-------------------------------------------------------------------------------------------------------------------

Expense under accounting standards                                                 11                    22
Regulatory adjustment - deferred                                                   --                   (11)
-------------------------------------------------------------------------------------------------------------------

Total expense recognized                                                      $    11                $   11
-------------------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2003 Annual
Report that it expects to contribute approximately $100 million to its postretirement benefits other than pensions plan in 2004.  As of March 31, 2004, $6 million in contributions have been made.  SCE anticipates that its original expectation will be met by year-end 2004.

Expense components are:
                                                                                    Three Months Ended
                                                                                         March 31,
-------------------------------------------------------------------------------------------------------------------
In millions                                                                     2004                  2003
-------------------------------------------------------------------------------------------------------------------

                                                                                        (Unaudited)
Service cost                                                                    $  11                $   10
Interest cost                                                                      33                    31
Expected return on plan assets                                                    (28)                  (22)
Net amortization and deferral                                                       8                    10
-------------------------------------------------------------------------------------------------------------------

Total expense                                                                   $  24                $   29
-------------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Contingencies

In addition to the matters disclosed in these Notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business.  SCE believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

Employee Compensation and Benefit Plans

On July 31, 2003, a federal district court held that the formula used in a cash balance pension plan created by
International Business Machine Corporation (IBM) in 1999 violated the age discrimination provisions of the
Employee Retirement Income Security Act of 1974.  In its decision, the federal district court set forth a standard for cash balance pension plans.  This decision, however, conflicts with the decisions from two other federal district courts and with the proposed regulations for cash balance pension plans issued by Internal
Revenue Service in December 2002.  On February 12, 2004, the same federal district court ruled that IBM must make back payments to workers covered under this plan.  IBM has indicated that it will appeal both decisions to the
United States Court of Appeals for the Seventh Circuit.  The formula for SCE's cash balance pension plan does not meet the standard set forth in the federal district court's July 31, 2003 decision.  SCE cannot predict with certainty the effect of the two IBM decisions on SCE's cash balance pension plan.

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

SCE's recorded estimated minimum liability to remediate its 26 identified sites is $87 million.  In third quarter
2003, SCE sold certain oil storage and pipeline facilities.  This sale caused a reduction in SCE's recorded estimated minimum environmental liability.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to
$186 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $29 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $70 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $13 million to $25 million.  Recorded costs for the twelve months ended March 31, 2004 were $16 million.

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

Federal Income Taxes

In August 2002, Edison International received a notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for its 1994 to 1996 tax years.  Included in these amounts are deficiencies asserted against SCE.  The vast majority of SCE's tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of interest and penalties), if any, would benefit it as future tax deductions.  SCE believes that it has meritorious legal defenses to deficiencies asserted against it and believes that the ultimate outcome of this matter will not result in a material impact on its results of operations or financial position.

In April 2004, Edison International filed California Franchise Tax amended returns for tax years 1997 through
2002 to abate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an Internal Revenue Service notice on contingent liability companies that was published in 2001.  These transactions include a transaction entered into by an SCE subsidiary, which may be considered substantially similar to a listed transaction.  Edison
International filed these amended returns under protest retaining its appeal rights and SCE believes that Edison
International will prevail in an outcome that will not have a material financial impact on SCE.

Investigation Regarding Performance Incentives Rewards

SCE is eligible under its CPUC-approved performance-based rate-making (PBR) mechanism to earn rewards or penalties based on its performance in comparison to CPUC-approved standards of reliability, customer satisfaction, and employee safety.  SCE received two letters over the last year from anonymous

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees alleging that personnel in the service planning group of SCE's transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization.  The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties to SCE under the PBR provisions for customer satisfaction.  SCE is conducting an internal investigation and has determined that some wrongdoing by a number of the service planning employees has occurred.  SCE has informed the CPUC of its findings to date, and will continue to inform the CPUC of developments as the investigation progresses.  SCE has committed to the CPUC to refund or forego any customer satisfaction awards that were not appropriately earned.  The CPUC could instigate its own proceedings to determine whether any portion of past and potential rewards for customer satisfaction should be refunded or disallowed.  It also is possible that penalties could be imposed.  SCE recorded aggregate customer satisfaction rewards of $28 million for the years 1998, 1999 and 2000.  Potential customer satisfaction rewards aggregating $10 million for 2001 and 2002 are pending before the CPUC and have not been recognized in income by SCE.  SCE also had anticipated that it could be eligible for customer satisfaction rewards of about
$10 million for 2003.  SCE cannot predict with certainty the outcome of this matter.  SCE has taken prompt remedial action by severing the employment of several supervisory personnel, updating system processes and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.

Navajo Nation Litigation

In June 1999, the Navajo Nation filed a complaint in the United States District Court for the District of
Columbia (D.C. District Court) against Peabody Holding Company (Peabody) and certain of its affiliates, Salt
River Project Agricultural Improvement and Power District, and SCE arising out of the coal supply agreement for
Mohave.  The complaint asserts claims for, among other things, violations of the federal Racketeer Influenced and
Corrupt Organizations statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.  The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal.  The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated.  SCE joined Peabody's motion to strike the Navajo Nation's complaint.  In addition,
SCE and other defendants filed motions to dismiss.  The D.C. District Court denied these motions, except for Salt
River Project Agricultural Improvement District's motion requesting its separate dismissal from the lawsuit.

Some of the issues included in this case were addressed by the United States Supreme Court in a separate legal proceeding filed by the Navajo Nation in the Court of Federal Claims against the United States Department of
Interior.  In that action, the Navajo Nation claimed that the Government breached its fiduciary duty concerning negotiations relating to the coal lease involved in the Navajo Nation's lawsuit against SCE and Peabody.  On
March 4, 2003, the Supreme Court concluded, by majority decision, that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the Supreme Court's analysis, on April 28, 2003, SCE and Peabody filed motions to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  On April 13, 2004, the D.C. District Court denied SCE's and
Peabody's April 2003 motions to dismiss, or in the alternative, for summary judgment.

The Federal Circuit Court of Appeals, acting on a suggestion on remand filed by the Navajo Nation, held in a
October 24, 2003 decision that the Supreme Court's March 4, 2003 decision was focused on three

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question.  The Government and the Navajo Nation both filed petitions for rehearing of the
October 24, 2003 Court of Appeals decision.  Both petitions were denied on March 9, 2004.  On March 16, 2004, the
Court of Appeals issued an order remanding the case against the Government to the Federal Court of Claims.

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, the impact of the Supreme Court's decision in the Navajo Nation's suit against the Government on this complaint, or the impact of the complaint on the operation of Mohave beyond 2005.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $10.8 billion.  SCE and other owners of the
San Onofre and Palo Verde Nuclear Generating Stations have purchased the maximum private primary insurance available ($300 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre
Unit 1 from this secondary level, effective June 1994.  The maximum deferred premium for each nuclear incident is
$101 million per reactor, but not more than $10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $199 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.  All licensed operating plants including San Onofre and Palo Verde are grandfathered under the applicable law.

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

Spent Nuclear Fuel

Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has the obligation to begin acceptance of spent nuclear fuel not later than January 31, 1998.  However, the DOE did not meet its obligation.  It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or other nuclear power plants.
Extended delays by the DOE have led to the construction of costly alternatives, including siting and environmental issues.  SCE has paid the DOE the required one-time fee applicable to nuclear generation at San
Onofre through April 6, 1983 (approximately $24 million, plus interest).  SCE is also paying the required quarterly fee equal to 0.1(cent)per kWh of nuclear-generated

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

electricity sold after April 6, 1983.  On January 29, 2004, SCE, as operating agent, filed a complaint against the DOE in the Federal Court of Claims seeking damages for DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre.

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre.  Spent nuclear fuel is stored in the San Onofre Units 1, 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation.  Movement of Unit 1 spent fuel from the Unit 3 spent fuel pool to the independent spent fuel storage installation was completed in late 2003. Movement of Unit 1 spent fuel from the Unit 1 spent fuel pool to the independent spent fuel storage installation is scheduled to be completed by late 2004 and from the Unit 2 spent fuel pool to the independent spent fuel storage installation by late 2005.  With these moves, there will be sufficient space in the Unit 2 and 3 spent fuel pools to meet plant requirements through mid-2007 and mid-2008, respectively.  In order to maintain a full core off-load capability, SCE is planning to begin moving Unit 2 and 3 spent fuel into the independent spent fuel storage installation by early 2006.

In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed a dry cask storage facility.  Arizona Public Service, as operating agent, plans to continually load casks on a schedule to maintain full core off-load capability for all three units.

Note 5.  Mountainview Acquisition

On March 12, 2004, SCE acquired Mountainview Power Company LLC, which owns a power plant under construction in
Redlands, California.  SCE has recommenced full construction of the approximately $600 million project, which is expected to be completed in 2006.  The construction work in progress for this project is recorded in nonutility property on SCE's March 31, 2004 balance sheet.

Note 6.  Discontinued Operations

On July 10, 2003, the CPUC approved SCE's sale of certain oil storage and pipeline facilities to Pacific
Terminals LLC for $158 million.  In third quarter 2003, SCE recorded a $44 million after-tax gain to shareholders.  In accordance with an accounting standard related to the impairment and disposal of long-lived assets, this oil storage and pipeline facilities unit's results have been accounted for as a discontinued
operation in the financial statements for the three months ended March 31, 2003.

For the three months ended March 31, 2003, revenue from discontinued operations was $9 million and pre-tax income was $5 million.

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                                                   INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the
three-month period ended March 31, 2004 discusses material changes in the financial condition, results of operations and other developments of Southern California Edison Company (SCE) since December 31, 2003, and as compared to the three-month period ended March 31, 2003.  This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2003 (the year-ended 2003 MD&A), which was included in SCE's 2003 annual report to shareholders and incorporated by reference into SCE's Annual Report on Form 10-K for the year ended December 31, 2003.

This MD&A contains forward-looking statements.  These statements are based on SCE's knowledge of present facts, current expectations about future events and assumptions about future developments.  Forward-looking statements are not guarantees of performance; they are subject to risks and uncertainties that could cause actual future outcomes and results of operations to be materially different from those set forth in this discussion.  Important factors that could cause actual results to differ are discussed throughout this MD&A.  The following discussion provides updated information about material developments since the issuance of the year-ended 2003 MD&A and should be read in conjunction with the financial statements contained in this quarterly report and SCE's Annual
Report on Form 10-K for the year ended December 31, 2003.

This MD&A includes information about SCE, an investor-owned utility company providing electricity to retail customers in central, coastal, and southern California.  SCE is regulated by the California Public Utilities
Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).

This MD&A is presented in 10 major sections.  The MD&A begins with a discussion of current developments.  The remaining sections of the MD&A include:  liquidity; market risk exposures; regulatory matters; other developments; results of operations and historical cash flow analysis; acquisitions; critical accounting policies; new accounting principles; and commitments and guarantees.

CURRENT DEVELOPMENTS

CPUC Litigation Settlement Agreement

As discussed in the "CPUC Litigation Settlement Agreement" disclosure in the year-ended 2003 MD&A, the United
States Court of Appeals for the Ninth Circuit and the California Supreme Court issued decisions upholding the federal district court judgment that approved SCE's settlement agreement with the CPUC.  The settlement agreement provided for SCE to recover $3.6 billion of procurement-related costs from the California energy crisis.  The time during which The Utility Reform Network (TURN) and other parties could further appeal the court decisions has now expired.  Accordingly, the appeals of the stipulated judgment approving the 2001 CPUC settlement agreement have been resolved in SCE's favor.  See "Regulatory Matters--Generation and Power Procurement--CPUC Litigation
Settlement Agreement."

General Rate Case

On April 22, 2004, a CPUC commissioner issued an alternate proposed decision on SCE's 2003 General Rate Case
(GRC) application.  This alternate proposed decision, if adopted, would increase SCE's authorized base rate revenue requirement by $129 million, an increase of $80 million over the proposed decision previously issued by a
CPUC administrative law judge.  On May 3, 2004, SCE filed comments on the alternate proposed decision which (1)
identified calculation errors resulting in a downward

revision to SCE's authorized base rate revenue requirement increase from $129 million to approximately $107 million and (2) argued for an increase in certain areas of capital-related costs and operating and maintenance expenses.  SCE expects to receive a final decision in the second quarter of 2004.  Because processing of the 2003
General Rate Case took longer than initially scheduled, in May 2003 the CPUC approved SCE's request to establish a memorandum account to track the revenue requirement increase during the period between May 22, 2003 (the date a final CPUC decision was originally scheduled to be issued) and the date a final decision is ultimately adopted.
The revenue requirement approved in the final 2003 General Rate Case decision will be effective retroactive to
May 22, 2003.  As a result, depending on the final outcome, SCE could report a benefit from the recording of revenue that was tracked in this memorandum account since May 2003.  See "Regulatory Matters--Transmission and
Distribution--2003 General Rate Case Proceeding" for further details.

Mountainview Acquisition

On March 12, 2004, SCE completed the purchase of Mountainview Power Company LLC, the owner of a new
1,054-megawatt (MW), combined-cycle, natural gas-fired power plant currently being developed in Redlands,
California.  SCE estimates that the project will be completed in March 2006 at a cost of approximately $600 million, excluding financing costs.  SCE expects to finance the capital costs of the project with debt and equity consistent with SCE's authorized capital structure.  Mountainview Power Company LLC will sell all the output of the power plant to SCE pursuant to a 30-year tolling power-purchase agreement.  See "Acquisitions" for further discussion.

Liquidity Issues

SCE's liquidity is primarily affected by under- or over-collections of procurement-related costs and access to capital markets or external financings.  At March 31, 2004, SCE's credit ratings from both Moody's Investors
Service and Standard & Poor's were investment grade.

At March 31, 2004, SCE had cash and equivalents of $528 million and long-term debt, including current maturities, of $5.6 billion.  SCE has a $700 million credit facility that expires in December 2006.  As of March 31, 2004, the credit facility was not utilized, except for $2 million supporting letters of credit.  SCE's 2004 estimated cash outflows consist of:

o        $125 million of 5.875% bonds due in September 2004;

o        Approximately $246 million of rate reduction notes that are due at various times in 2004, but which have a separate cost recovery mechanism approved by state legislation and CPUC decisions;

o        Projected capital expenditures of $1.9 billion, including the investment in the Mountainview project and related capital expenditures (see "Acquisitions");

o        Dividend payments to SCE's parent company;

o        Fuel and procurement-related costs; and

o        General operating expenses.

SCE expects to meet its continuing obligations and cash outflows for undercollections (if incurred) through cash and equivalents on hand, operating cash flows and short-term borrowings, when necessary.  Projected capital expenditures are expected to be financed through cash flows and the issuance of long-term debt.

On March 30, 2004, SCE transferred, through a dividend to Edison International, $300 million of common equity that exceeded the CPUC-authorized level.  The purpose of this dividend was to continue to rebalance SCE's capital structure in accordance with CPUC requirements.

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International.  In its most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%.  SCE determines compliance with this capital structure based on a 13-month weighted-average calculation.  At March 31, 2004, SCE's 13-month weighted-average common equity component of total capitalization was 56%.  At March 31, 2004, SCE had the capacity to pay $746 million in additional dividends and continue to maintain its CPUC-authorized capital structure based on the 13-month weighted-average method.  Based on recorded March 31, 2004 balances, SCE's common equity to total capitalization ratio, for ratemaking purposes, was approximately 48%.  SCE has no capacity to pay additional dividends based on March 31, 2004 recorded balances.

In January 2004, SCE issued $975 million of first and refunding mortgage bonds.  The issuance included $300 million of 5% bonds due in 2014, $525 million of 6% bonds due in 2034 and $150 million of floating rate bonds due in 2006.  The proceeds were used to redeem $300 million of 7.25% first and refunding mortgage bonds due March
2026, $225 million of 7.125% first and refunding mortgage bonds due July 2025, $200 million of 6.9% first and refunding mortgage bonds due October 2018, and $100 million of junior subordinated deferrable interest debentures due June 2044.  In the first quarter of 2004, SCE remarketed approximately $550 million of pollution-control bonds with varying maturity dates ranging from 2008 to 2040, of which approximately $196 million of these pollution-control bonds were reoffered.  In March 2004, SCE issued $300 million of 4.65% first and refunding mortgage bonds due in 2015 and $350 million of 5.75% first and refunding mortgage bonds due in 2035.  A portion of the proceeds from the March 2004 first and refunding mortgage bond issuances were used to fund the acquisition and construction of the Mountainview project, with the remainder of the proceeds to be used for ongoing capital expenditures for generation, transmission and distribution facilities, and for general corporate purposes.

SCE resumed procurement of its residual-net short (the amount of energy needed to serve SCE's customers from sources other than its own generating plants, power-purchase contracts and California Department of Water
Resources (CDWR) contracts) on January 1, 2003, and as of March 31, 2004, had posted approximately $23 million
($21 million in cash and $2 million in letters of credit) as collateral to secure its obligations under power-purchase contracts and to transact through the Independent System Operator (ISO) for imbalance energy.
SCE's collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, the ISO's credit requirements, changes in market prices relative to contractual commitments, and other factors.

SCE's liquidity may be affected by, among other things, matters described in "Regulatory Matters."

MARKET RISK EXPOSURES

SCE's primary market risks include fluctuations in interest rates, generating fuel commodity prices and volume and counterparty credit.  Fluctuations in interest rates can affect earnings and cash flows.  However, fluctuations in fuel prices and volumes and counterparty credit losses temporarily affect cash flows, but should not affect earnings.  See "Market Risk Exposures" in the year-ended 2003 MD&A for a complete discussion of SCE's market risk exposures.

REGULATORY MATTERS

This section of the MD&A describes SCE's regulatory matters in three main subsections:

o        generation and power procurement;

o        transmission and distribution; and

o        other regulatory matters.

Generation and Power Procurement

Proposed Legislation

The California legislature is currently considering a bill that is intended to create a durable regulatory framework to stimulate investment in generation resources.  Assembly Bill 2006, which is entitled the "Reliable
Electric Service Act," proposes to affirm the obligation of utilities to plan and provide adequate, efficient, and cost-effective supply and demand resources and requires utilities to prepare a long-term resource plan to achieve a diversified portfolio of cost-effective supply and demand resources.  The proposed bill also states that the CPUC must establish and maintain rates that ensure the full recovery of reasonable investments made by utilities, and the full cost of contracting for non-utility generation.

CPUC Litigation Settlement Agreement

As discussed in the "CPUC Litigation Settlement Agreement" disclosure in the year-ended 2003 MD&A, in October
2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC that allowed SCE to recover
$3.6 billion in past procurement-related obligations.  TURN, a consumer advocacy group, and other parties appealed to the Ninth Circuit seeking to overturn the stipulated judgment of the federal district court that approved the 2001 CPUC settlement agreement.  In September 2002, the Ninth Circuit issued its opinion affirming the federal district court on all claims, with the exception of the challenges founded upon California state law, which the Ninth Circuit referred to the California Supreme Court.

In August 2003, the California Supreme Court concluded that the 2001 CPUC settlement agreement did not violate
California law in any of the respects raised by the Ninth Circuit.  The matter was returned to the Ninth Circuit for final disposition, and in December 2003, the Ninth Circuit unanimously affirmed the original stipulated judgment of the federal district court.  In January 2004, the Ninth Circuit issued its mandate, relinquishing jurisdiction of the case and returning jurisdiction to the federal district court.  No petitions were filed within the 90-day period in which parties could seek discretionary review by the United States Supreme Court of the federal district court's decision.  Accordingly, the appeals of the stipulated judgment approving the 2001
CPUC settlement agreement have been resolved in SCE's favor.

Energy Resource Recovery Account Proceedings

As discussed in the "Energy Resource Recovery Account Proceedings" disclosure in the year-ended 2003 MD&A, the
CPUC established the Energy Resource Recovery Account (ERRA) as the rate-making mechanism to track and recover
SCE's generation-related costs.

SCE submitted its first ERRA forecast application in April 2003, in which it forecasted a procurement-related revenue requirement for the 2003 calendar year of $2.5 billion.  On January 22, 2004, the CPUC issued a decision that approved SCE's forecast as submitted.  SCE submitted its second ERRA forecast application on October 3,
2003, in which it forecasted a procurement-related revenue requirement for the

2004 calendar year of $2.3 billion.  The CPUC issued a decision on April 22, 2004, approving SCE's 2004 forecast revenue requirement and rates for both generation and delivery services.

On October 3, 2003, SCE submitted its first ERRA reasonableness review application requesting that the CPUC find its procurement-related operations during the period from September 1, 2001 through June 30, 2003 to be reasonable.  Because this is the first annual review of this activity, pursuant to new California state law, the
CPUC's interpretation and application of California state law is uncertain.  Pursuant to the assigned commissioner's scoping memo issued on December 9, 2003, the CPUC's Office of Ratepayer Advocates (ORA) was allowed to review the accounting calculations used in the Procurement-Related Obligations Account (PROACT) mechanism.
The ORA testimony, filed on March 19, 2004, included an audit of these accounting calculations, in which ORA recommended disallowances that totaled approximately $14 million of costs recovered through the PROACT mechanism during the period from September 1, 2001 through June 30, 2003.  In April 2004, SCE reached an agreement with the
ORA (subject to CPUC approval) to reduce the PROACT disallowances to approximately $3.6 million.  This amount, which is mainly comprised of ISO grid management charges and employee-related retraining costs, would be refunded to ratepayers through a credit to the ERRA account.  A decision on this matter is expected in mid-2004.

In addition to its disallowance recommendations, ORA recommended that in reviewing SCE's administration of its procurement contracts and the daily dispatch of its generation resources, the CPUC should perform a traditional
"reasonableness review," that is, SCE should have the burden of proving that its decisions during the record period complied with what a "reasonable manager" would have done under similar circumstances.  In its opening brief filed on April 30, 2004, SCE urged the CPUC to reject this recommendation, stating that under recent
California law, SCE's burden is to demonstrate that its decisions complied with the dispatch standard that a 2002
CPUC decision had placed in SCE's approved procurement plan; i.e., that SCE used the most cost-effective mix of the total generation resources available to it, thereby minimizing the cost of delivering electric services to its customers.  SCE believes the latter standard is required by law, and is more objective than the standard ORA advocates.  A decision on ERRA operations through June 30, 2003 is expected in mid-2004.

On April 1, 2004, SCE filed an ERRA application requesting that the CPUC find that its procurement-related costs and operations, including its dispatch of generation resources and administration of procurement contracts costs, for the period July 1, 2003 through December 31, 2003, were reasonable.  In addition, SCE requested a $15 million increase in its annual revenue requirement, consisting of a $10 million reward for efficient operation of Unit 3 of the Palo Verde Nuclear Generating Station (Palo Verde), and $5 million in electric energy transaction administration costs.  A decision on this application is expected in by the end of 2004.

Generation Procurement Proceedings

SCE resumed power procurement responsibilities for its residual-net short position on January 1, 2003, pursuant to CPUC orders and California statutes passed in 2002.  The current regulatory and statutory framework requires
SCE to assume limited responsibilities for CDWR contracts allocated by the CPUC, and provide full power procurement responsibilities on the basis of annual short-term procurement plans, long-term resource plans and increased procurement of renewable resources.  See "Generation Procurement Proceedings" disclosure in the year-ended 2003 MD&A for further discussion of the matters discussed below.

Short-Term Procurement Plan

In December 2003, the CPUC adopted a 2004 short-term procurement plan for SCE, which established a maximum target level for spot market purchases equal to 5% of monthly need, and allowed SCE to enter into contracts of up to five years.  SCE is currently operating under this approved short-term procurement plan.

Long-Term Resource Plan

On April 15, 2003, SCE filed its long-term resource plan with the CPUC which included both a preferred plan and an interim plan.  In January 2004, the CPUC issued a decision which did not adopt any long-term resource plan, but adopted a framework for resource planning.  Until the CPUC approves a long-term resource plan for SCE, SCE will operate under its interim resource plan.

On April 1, 2004, the CPUC instituted a resource planning proceeding which will coordinate consideration of long-term resource plans.  This resource planning proceeding is designed to (1) review and adopt long-term resource plans for SCE, Pacific Gas and Electric (PG&E) and San Diego Gas & Electric (SDG&E); (2) address resource adequacy issues; (3) address the treatment of confidential information; (4) develop procurement incentives for each utility; (5) develop a long-term policy for expiring qualifying facilities (QF) contracts;
and (6) review the management audits of SDG&E's and PG&E's electric procurement transactions with affiliates.
SCE and the other utilities have submitted outlines of their respective long-term resource plans.  SCE expects a ruling on the schedule for the proceeding in May 2004.

Procurement of Renewable Resources

As part of SCE's resumption of power procurement, in accordance with a California statute passed in 2002, SCE is required to increase its procurement of renewable resources by at least 1% of its annual electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than
December 31, 2017.  In June 2003, the CPUC issued a decision adopting preliminary rules and guidance on renewable procurement-related issues, including penalties for noncompliance with renewable procurement targets.  The CPUC has set further proceedings to develop additional renewable procurement-related rules.

SCE received bids for renewable resource contracts in response to a solicitation it made in August 2003, and is finalizing its evaluation of such bids to determine which bidders, if any, it intends to negotiate with regarding potential procurement contracts.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in the year-ended 2003 MD&A, on May 17, 2002, SCE filed an application with the CPUC to address certain issues (mainly coal and slurry-water supply issues) facing the future extended operation of Mohave Generating Station (Mohave), which is partly owned by SCE.  The uncertainty over a post-2005 coal and water supply has prevented SCE and other Mohave co-owners from making approximately $1.1 billion in Mohave-related investments (SCE's share is $605 million), including the installation of pollution-control equipment that must be put in place in order for Mohave to continue to operate beyond 2005, pursuant to a 1999 consent decree concerning air quality.

Negotiations are continuing among the relevant parties in an effort to resolve the coal and water supply issues, but no resolution has been reached.  SCE and other parties submitted further testimony and made various other filings in 2003 in SCE's application proceeding.  Pursuant to the assigned administrative law judge's March 9,
2004 ruling, on April 16, 2004 SCE updated its position and testimony on cost data and, where unavailable, cost estimates for Mohave on the following options:  (1) the cost of permanent shutdown; (2) cost of installation of required pollution controls and related capital improvements to allow the facility to continue as a coal-fired plant beyond 2005; (3) if option 2 is undertaken, cost of temporary shutdown for complete installation of pollution controls, and any costs related to restarting the

facility; and (4) other alternatives and their costs.  SCE's testimony presented a summary of work performed to date and provided an update on the status of the coal and water supply issues.  The testimony also stated that
SCE does not now have detailed cost projections for any of the cost categories identified in the March 9, 2004 ruling due to the uncertainties remaining on these issues.  The testimony reiterated SCE's belief that, even if the coal and water supply issues can be satisfactorily resolved in the near future, thereby avoiding a permanent shutdown, a temporary shutdown of at least approximately three years is likely.  Evidentiary hearings have been scheduled for June 2004 with further submission of written testimony by all parties prior to the hearings.  The outcome of the coal and water negotiations and SCE's application are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 could have a major impact on SCE's long-term resource plan.

Transmission and Distribution

2003 General Rate Case Proceeding

On May 3, 2002, SCE filed its application for a 2003 GRC, requesting an increase of $286 million in SCE's base rate revenue requirement, which was subsequently revised to an increase of $251 million.  The application also proposed an estimated base rate revenue decrease of $78 million in 2004, and a subsequent increase of $116 million in 2005.  The forecast reduction in 2004 was largely attributable to the expiration of the San Onofre
Nuclear Generating Station (San Onofre) incremental cost incentive pricing (ICIP) rate-making mechanism at year-end 2003 and a forecast of increased sales.

In a proposed decision issued on February 13, 2004, a CPUC administrative law judge recommended that the CPUC adopt only $15 million of the $251 million increase in authorized base rate revenue requirement that SCE had requested.  On April 1, 2004, the CPUC issued a draft proposed decision that corrected a number of computational errors, adjusting the previous proposed decision's $15 million revenue requirement increase to $49 million.  On
April 22, 2004, a CPUC Commissioner issued an alternate proposed decision, which, if adopted would authorize a
$129 million increase in SCE's base rate revenue requirement.  On May 3, 2004, SCE filed comments on the alternate proposed decision which (1) identified calculation errors resulting in a downward revision to SCE's authorized base rate revenue requirement increase from $129 million to approximately $107 million and (2) argued for an increase in certain areas of capital-related costs and operating and maintenance expenses.  A final CPUC decision is expected in May 2004, however, SCE cannot predict with certainty the final outcome of SCE's GRC application.

If the CPUC adopts the CPUC Commissioner's alternative proposed decision and if SCE does not reduce its expected capital or operating expenditures accordingly, SCE estimates that on an annual basic SCE's earnings per share would be about 6(cent)-per-share lower and cash flow would be approximately $73 million lower than if SCE's base rate request had been granted in full.

Because processing of the GRC took longer than initially scheduled, in May 2003 the CPUC approved SCE's request to establish a memorandum account to track the revenue requirement increase during the period between May 22, 2003
(the date a final CPUC decision was originally scheduled to be issued) and the date a final decision is ultimately adopted.  The revenue requirement approved in the final GRC decision will be effective retroactive to
May 22, 2003.  Any balance in the GRC memorandum account authorized by the CPUC would be recovered in rates beginning in 2004, together with the combined revenue requirement authorized by the CPUC in the GRC decision for
2003 and 2004.

Hearings to address revenue allocation and rate design issues have been continued until after the CPUC issues a decision on SCE's revenue requirement.  Due to the implementation of SCE's $1.2 billion customer rate-reduction plan, rate design changes will not be effective until August 2004, at the earliest.

Until SCE's 2003 GRC is implemented, SCE's revenue requirement related to distribution operations is determined through a performance-based rate-making (PBR) mechanism.

On April 5, 2004, the ORA petitioned to reopen SCE's 2003 GRC request so the CPUC could consider what effect, if any, the investigation regarding performance rewards (see "--Other Regulatory Matters--Investigation Regarding
Performance Incentive Rewards") would have on SCE's 2003 GRC revenue requirement.  SCE filed its responses to the
ORA's petition on April 9, 2004, reiterating its commitment to refund any improperly collected funds and pointing out the need for a final decision rather than keeping SCE's 2003 GRC open to litigate the performance incentive rewards.

Electric Line Maintenance Practices Proceeding

In August 2001, the CPUC issued an order instituting investigation regarding SCE's overhead and underground electric line maintenance practices.  The order was based on a report issued by the CPUC's Consumer Protection and Safety Division, which alleged a pattern of noncompliance with the CPUC's general orders for the maintenance of electric lines for 1998-2000.  The order also alleged that noncompliant conditions were involved in 37 accidents resulting in death, serious injury or property damage.  The Consumer Protection and Safety Division identified 4,817 alleged violations of the general orders during the three-year period; and the order put SCE on notice that it could be subject to a penalty of between $500 and $20,000 for each violation or accident.

On April 22, 2004, the CPUC issued its decision which recognizes that a utility cannot avoid all nonconforming conditions and that no penalty should be assessed unless the utility knew or should have known of the condition and failed to repair within a reasonable amount of time.  Of the 37 incidents involving personal injury or property damage, the decision concludes that in 7 incidents, there was no violation of the general orders.  The decision imposes a $20,000 penalty for each of the remaining 30 accidents.  The decision also provides the utility with more flexibility in scheduling inspections.  In all, the decision imposes a total of $656,000 in penalties on SCE.  The decision declined to impose any penalty for 4,721 of the violations the Consumer
Protection and Safety Division originally identified because SCE promptly corrected those conditions when they were brought to SCE's attention and because there was no showing that they could lead to serious potential harm.
The decision also requires SCE to meet and confer with the CPUC staff on several issues, including revisions to its maintenance priority system and possible alternatives to the existing high voltage signage requirements.

Transmission Proceeding

In August and November 2002, the FERC issued opinions affirming a September 1999 administrative law judge decision to disallow, among other things, recovery by SCE and the other California public utilities of costs reflected in network transmission rates associated with ancillary services and losses incurred by the utilities in administering existing wholesale transmission contracts after implementation of the restructured California electric industry.  After the three California utilities appealed the decisions to the U.S. Court of Appeals for the D.C. Circuit, the FERC filed a motion with the Court seeking voluntary remand to permit issuance of a further order.  On February 12, 2004, the Court granted the FERC's motion and remanded the record back to the FERC for further consideration.  On May 6, 2004, FERC issued its order reaffirming its earlier decisions.  At this time,
SCE intends to appeal.

Wholesale Electricity and Natural Gas Markets

In 2000, the FERC initiated an investigation into the justness and reasonableness of rates charged by sellers of electricity in the California Power Exchange (PX)/ ISO markets.  On March 26, 2003, the FERC staff issued a report concluding that there had been pervasive gaming and market manipulation of both the electric and natural gas markets in California and on the west coast during 2000-2001 and describing many of the techniques and effects of that market manipulation.  SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets.  Under the 2001 CPUC settlement agreement, mentioned in
"--Generation and Power Procurement--CPUC Litigation Settlement Agreement," 90% of any refunds actually realized by
SCE will be refunded to customers, except for the El Paso Natural Gas Company settlement agreement discussed below.

El Paso Natural Gas Company entered into a settlement agreement with parties to a class action lawsuit (including
SCE, PG&E and the State of California) settling claims stated in proceedings at the FERC and in San Diego County
Superior Court that El Paso Natural Gas Company had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in 2000-2001.  The San Diego County Superior Court approved the settlement of the San Diego lawsuit on
December 5, 2003.  On April 21, 2004, parties to the settlement filed a joint request for a stipulated judgment with the United States District Court seeking the court to supervise certain structural relief.  Until the United
States District Court issues an order approving the stipulated judgment, the settlement agreement will not become effective and no refunds will be paid.  Pursuant to a CPUC decision, SCE will refund to customers any amounts received under the terms of the El Paso Natural Gas Company settlement (net of legal and consulting costs)
through its ERRA mechanism.  In addition, amounts El Paso Natural Gas Company refunds to the CDWR will result in equivalent reductions in the CDWR's revenue requirement allocated to SCE.

On February 24, 2004, SCE and PG&E agreed to settlement terms with The Williams Cos. and Williams Power Company, providing for approximately $140 million in refunds and other payments to the settling purchasers and others against some of Williams' power charges in 2000-2001.  A settlement agreement based on the February 24, 2004 terms was executed by both the original settling parties and by SDG&E on April 26, 2004.  This settlement agreement proposed that approximately $34 million of the total refunds and other payments be allocated to SCE.
Also on April 26, 2004, SCE, PG&E, SDG&E and several California state governmental entities agreed to settlement terms with West Coast Power, LLC and its owners, Dynegy Inc. and NRG Energy, Inc.  The April 26, 2004 settlement terms provide for refunds and other payments totaling $285 million, with a proposed allocation to SCE of approximately $40 million.  The allocation of refunds to market participants under these settlements has not been finally determined and both settlements remain subject to the approval of the FERC and the CPUC.

Other Regulatory Matters

Catastrophic Event Memorandum Account

As discussed in the "Catastrophic Event Memorandum Account" disclosure in the year-ended 2003 MD&A, the catastrophic event memorandum account (CEMA) is a CPUC-authorized mechanism that allows SCE to immediately start the tracking of all of its incremental costs associated with declared disasters or emergencies and to subsequently receive rate recovery of its reasonably incurred costs upon CPUC approval.  SCE currently has these memorandum accounts for the bark beetle emergency and the fires that occurred in SCE territory in October 2003.

Bark Beetle CEMA

The balance in this memorandum account was approximately $36 million as of March 31, 2004.  SCE expects to submit an advice filing with the CPUC in the second quarter of 2004 to recover these costs.  SCE estimates that it will spend up to $135 million on this project in 2004.

Fire-Related CEMA

The balance in this memorandum account was approximately $10.5 million as of March 31, 2004.  SCE expects to request recovery of these costs in mid-2004.

Holding Company Proceeding

In April 2001, the CPUC issued an order instituting investigation that reopened the past CPUC decisions authorizing utilities to form holding companies and initiated an investigation into, among other things:
(1) whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; (2) any additional suspected violations of laws or CPUC rules and decisions; and
(3) whether additional rules, conditions, or other changes to the holding company decisions are necessary.

On January 9, 2002, the CPUC issued an interim decision interpreting the CPUC requirement that the holding companies give first priority to the capital needs of their respective utility subsidiaries.  The decision stated
that, at least under certain circumstances, holding companies are required to infuse all types of capital into their respective utility subsidiaries when necessary to fulfill the utility's obligation to serve its customers.
The decision did not determine whether any of the utility holding companies had violated this requirement, reserving such a determination for a later phase of the proceedings.  On February 11, 2002, SCE and Edison
International filed an application before the CPUC for rehearing of the decision.  On July 17, 2002, the CPUC affirmed its earlier decision on the first priority requirement and also denied Edison International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison International in this proceeding.  On August 21, 2002, Edison International and SCE jointly filed a petition in California state court requesting a review of the CPUC's decisions with regard to first priority requirements, and Edison International filed a petition for a review of the CPUC decision asserting jurisdiction over holding companies.  PG&E and SDG&E and their respective holding companies filed similar challenges, and all cases have been transferred to the First
District Court of Appeal in San Francisco.  On November 26, 2003, the Court of Appeal issued an order indicating it would hear the cases but did not decide the merits of the petitions.  Oral argument was held before the Court of Appeal on March 5, 2004, and the matter was taken under submission at that time.  The Court of Appeal is expected to issue its ruling within 90 days of the March 5, 2004 oral argument.

Investigation Regarding Performance Incentives Rewards

SCE is eligible under its CPUC-approved PBR mechanism to earn rewards or penalties based on its performance in comparison to CPUC-approved standards of reliability, customer satisfaction, and employee safety.  SCE received two letters over the last year from one or more anonymous employees alleging that personnel in the service planning group of SCE's transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization.  The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties to SCE under the PBR provisions for customer satisfaction.  SCE is conducting an internal investigation and has determined that some wrongdoing by a number of the service planning employees has occurred.  SCE has informed the CPUC of its findings to date, and will continue to inform the CPUC of developments as the investigation progresses.  SCE has committed to the CPUC to refund or forego any customer satisfaction awards that were not appropriately earned.  The CPUC could institute its own proceedings to determine whether any portion of past and potential rewards for customer satisfaction should be refunded or disallowed.  It also is possible that penalties could be imposed.  SCE recorded aggregate customer satisfaction rewards of $28 million for the years 1998, 1999 and 2000.  Potential customer satisfaction rewards aggregating $10 million for 2001 and
2002 are pending before the CPUC and have not been recognized in income by SCE.  SCE also had anticipated that it could be eligible for customer satisfaction rewards of about $10 million for 2003.  SCE cannot predict with certainty the outcome of this matter. SCE has taken prompt remedial action by severing the employment of several supervisory personnel, updating system processes and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.

OTHER DEVELOPMENTS

Environmental Matters

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

Environmental Remediation

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

SCE's recorded estimated minimum liability to remediate its 26 identified sites is $87 million.  In third quarter
2003, SCE sold certain oil storage and pipeline facilities.  This sale caused a reduction in SCE's recorded estimated minimum environmental liability.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to
$186 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $29 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $70 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $13 million to $25 million.  Recorded costs for the twelve months ended March 31, 2004 were $16 million.

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

Federal Income Taxes

In August 2002, Edison International received a notice from the Internal Revenue Service (IRS) asserting deficiencies in federal corporate income taxes for its 1994 to 1996 tax years.  Included in these amounts are deficiencies asserted against SCE.  The vast majority of SCE's tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of interest and penalties), if any, would benefit it as future tax deductions.  SCE believes that it has meritorious legal defenses to deficiencies asserted against it and believes that the ultimate outcome of this matter will not result in a material impact on its results of operations or financial position.

In April 2004, Edison International filed California Franchise Tax amended returns for tax years 1997 through
2002 to abate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice on contingent liability companies that was published in 2001.  These transactions include a transaction entered into by an SCE subsidiary, which may be considered substantially similar to a listed transaction.  Edison International filed these amended returns under protest retaining its appeal rights and SCE believes that Edison International will prevail in an outcome that will not have a material financial impact on SCE.

Navajo Nation Litigation

In June 1999, the Navajo Nation filed a complaint in the United States District Court for the District of
Columbia (D.C. District Court) against Peabody Holding Company (Peabody) and certain of its affiliates, Salt
River Project Agricultural Improvement and Power District, and SCE arising out of the coal supply agreement for
Mohave.  The complaint asserts claims for, among other things, violations of the federal Racketeer Influenced and
Corrupt Organizations statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.  The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal.  The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated.  SCE joined Peabody's motion to strike the Navajo Nation's complaint.  In addition,
SCE and other defendants filed motions to dismiss.  The D.C. District Court denied these motions for dismissal, except for Salt River Project Agricultural Improvement and Power District's motion for its separate dismissal from the lawsuit.

Some of the issues included in this case were addressed by the United States Supreme Court in a separate legal proceeding filed by the Navajo Nation in the Court of Federal Claims against the United States Department of
Interior.  In that action, the Navajo Nation claimed that the Government breached its fiduciary duty concerning negotiations relating to the coal lease involved in the Navajo Nation's lawsuit against SCE and Peabody.  On
March 4, 2003, the Supreme Court concluded, by majority decision, that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the Supreme Court's analysis, on April 28, 2003, SCE and Peabody filed motions to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  On April 13, 2004, the D.C. District Court denied SCE's and
Peabody's April 2003 motions to dismiss or, in the alternative, for summary judgment.

The Federal Circuit Court of Appeals, acting on a suggestion on remand filed by the Navajo Nation, held in a
October 24, 2003 decision that the Supreme Court's March 4, 2003 decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question.  The Government and the Navajo Nation both filed petitions for rehearing of the October 24, 2003 Court of Appeals decision.  Both petitions were denied on March 9, 2004.  On March 16, 2004, the Court of Appeals issued an order remanding the case against the Government to the Federal Court of Claims.

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, the impact of the Supreme Court's decision in the Navajo Nation's suit against the Government on this complaint, or the impact of the complaint on the operation of Mohave beyond 2005.

San Onofre Steam Generators

As discussed in the "San Onofre Steam Generators" disclosure in the year-ended 2003 MD&A, on February 27, 2004,
SCE filed an application with the CPUC in which it asked the CPUC to issue a decision by July 2005 finding that it is reasonable for SCE to replace the San Onofre Unit 2 and 3 steam generators and establishing appropriate ratemaking for the replacement costs.

On April 7, 2004, several parties, including co-owners SDG&E and the City of Anaheim, protested SCE's application to the CPUC.  SDG&E and the City of Anaheim have asked the CPUC to postpone consideration of SCE's application until the co-owners decide whether to participate in steam generator replacement.  On April 21, 2004, SCE filed a reply and a motion requesting the CPUC to order SDG&E to show cause why it should not participate in steam generator replacement.  SCE currently does not expect that it would proceed with replacement of the San Onofre
Units 2 and 3 steam generators without CPUC approval of reasonable cost recovery.

Under the San Onofre operating agreement among the co-owners, a co-owner may elect to reduce its ownership share in lieu of paying its share of the cost of repairing an "operating impairment," as such term is defined in the
San Onofre operating agreement.  On April 14, 2004, SDG&E filed a complaint in San Diego County Superior Court requesting a determination that an operating impairment exists at San Onofre Units 2 and 3.  SCE has not yet responded to the compliant.  However, SCE does not agree that an operating impairment exists.  On April 14, 2004,
SDG&E also submitted to the other co-owners, including SCE, a demand for arbitration of issues relating to steam generator replacement.  No arbitrator has yet been selected.

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of "Results of Operations and Historical Cash Flow Analysis" provide a discussion on the changes in various line items presented on the Consolidated Statements of Income as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operations

First Quarter 2004 vs. First Quarter 2003

Earnings from Continuing Operations

SCE's earnings from continuing operations were essentially unchanged with $101 million in the first quarter of
2004, compared to $102 million in the same period last year.

Operating Revenue

SCE's retail sales represented approximately 87% and 94% of operating revenue in the first quarter of 2004 and
2003, respectively.  Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Operating revenue decreased in 2004 mainly due to the implementation of a CPUC-approved customer rate reduction plan effective August 1, 2003 and the recognition of revenue in 2003 from a CPUC-authorized surcharge collected in 2002 and used to recover costs incurred in 2003.  There was no surcharge revenue recognized in 2004.  The decrease in operating revenue was also due to a decrease in sales volume resulting from the CDWR providing a greater amount of energy to SCE's customers in 2004, as compared to 2003 (see discussion below).  The decrease in operating revenue was partially offset by an increase in resale sales revenue due to a greater amount of excess energy in 2004, as compared to 2003 and an allocation adjustment for the CDWR energy purchases recorded in 2003.
As a result of the CDWR contracts allocated to SCE, excess energy from SCE sources may exist at certain times, which then is resold in the energy markets.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning January 17, 2001), CDWR bond-related costs (beginning November 15, 2002) and direct access exit fees (beginning January 1, 2003) are remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $630 million and $424 million for the three-month period ended March 31, 2004 and 2003, respectively.

Operating Expenses

Fuel expense decreased in 2004 primarily due to lower coal expense resulting from a first quarter 2004 scheduled major overhaul at one of SCE's coal facilities.

Purchased-power expense increased in 2004 due to an increase in ISO related costs, higher expenses resulting from an increase in the number of gas bilateral contracts in 2004, as compared to 2003, and a decrease in purchased-power expense in 2003 resulting from realized and unrealized gains related to gas hedging activities.
These gas hedging instruments expired in 2003.

Provisions for regulatory adjustment clauses - net decreased in 2004.  The 2004 decrease was mainly due to the implementation of the CPUC-authorized rate-reduction plan and a net increase in energy procurement costs.  The decrease was also due to the recovery of gas hedging costs through regulatory mechanisms in 2003, as well as an allocation adjustment for CDWR energy purchases recorded in 2003.

Other operating and maintenance expense increase in 2004 was mainly due to higher transmission access charges, costs incurred in 2004 related to the removal of dead, dying and diseased trees and vegetation associated with the bark beetle infestation (see "Regulatory Matters--Other Regulatory Matters--Catastrophic Event Memorandum
Account"), higher operation and maintenance costs related to the San Onofre Unit 2 refueling outage in 2004, as well as a scheduled major overhaul at one of its coal facilities, and additional costs for 2003 incentive compensation due to upward revisions in the computation.

Other Income and Deductions

Interest and dividend income decreased in 2004 due to no interest income on the PROACT balance in 2004, as compared to 2003.  At July 31, 2003 the PROACT balance was overcollected, and was transferred to the ERRA on
August 1, 2003.

Other nonoperating income increased in 2004 mainly due to 2001 and 2002 Palo Verde nuclear incentives approved by the CPUC and recorded in 2004.

Interest expense - net of amounts capitalized decreased in 2004.  The 2004 decrease was due to lower interest expense due to lower long-term debt balances outstanding in 2004, as compared to 2003.  The decrease was partially offset by a change in classification of dividend payments on preferred securities to interest expense from dividends on preferred securities subject to mandatory redemption effective July 1, 2003.

Income Taxes

Income tax expense decreased in 2004 primarily due to a reduction in pre-tax income, resuming dividend payments to the employee stock ownership plan dividend in 2004, and changes in property related flow-through items between the periods.

SCE's composite federal and state statutory rate was approximately 40.551% for both periods presented.  The effective tax rate realized in the first quarter of 2004 was 40.4%.  The first quarter 2004 effective tax rate was reduced due to resuming dividend payments to the employee stock ownership plan in 2004.  This reduction was offset by an increase in property-related flow-through taxes.  The higher effective tax rate of 43.3% realized in the first quarter of 2003 was mainly due to property-related flow-through taxes.

Earnings (Loss) from Discontinued Operations

Discontinued operations in the first quarter of 2003 reflect earnings from SCE's fuel oil pipeline and storage business, which was sold in the third quarter of 2003.

Historical Cash Flow Analysis

The "Historical Cash Flow Analysis" section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $436 million for the three months ended March 31, 2004, and $758 million for the comparable period in 2003.  The change in cash provided by operating activities was mainly due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Net cash provided by financing activities was $540 million for the three months ended March 31, 2004, compared to net cash used by financing activities of $386 million for the three months ended March 31, 2003.  Cash used by financing activities from continuing operations in 2004 mainly consisted of long-term and short-term debt payments.

During the first quarter of 2004, SCE issued $300 million of 5% bonds due in 2014, $525 million of 6% bonds due in 2034 and $150 million of floating rate bonds due in 2006.  The proceeds from these issuances were used to redeem $300 million of 7.25% first and refunding mortgage bonds due March 2026, $225 million of 7.125% first and refunding mortgage bonds due July 2025, $200 million of 6.9% first and refunding mortgage bonds due October 2018, and $100 million of junior subordinated deferrable interest debentures due June 2044.  During the first quarter of 2004, SCE paid the $200 million outstanding balance of its credit facility.  In the first quarter of 2004, SCE remarketed approximately $550 million of pollution-control bonds with varying maturity dates ranging from 2008 to
2040, of which approximately $196 million of these pollution-control bonds were reoffered.  In March 2004, SCE issued $300 million of 4.65% first and refunding mortgage bonds due in 2015 and $350 million of 5.75% first and refunding mortgage bonds due in 2035.  A portion of the proceeds from the March 2004 first and refunding mortgage bond issuances were used to fund the acquisition and construction of the Mountainview project.  Financing activities in 2004 also included a dividend payment of $300 million of equity to Edison International.

During the first quarter of 2003, SCE repaid $300 million of a one-year term loan due March 3, 2003, which was part of the $1.6 billion financing that took place in the first quarter of 2002.

Cash Flows from Investing Activities

Net cash used by investing activities was $622 million for the three months ended March 31, 2004, compared to
$285 for the comparable period in 2003.  Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.

Investing activities in 2004 reflect $317 million in additions to property and plant, primarily for transmission and distribution asset, and $285 million of acquisition costs related to the Mountainview project.

ACQUISITIONS

On March 12, 2004, SCE acquired Mountainview Power Company LLC, which owns a power plant under construction in
Redlands, California.  SCE has recommenced full construction of the approximately $600 million project, which is expected to be completed in 2006.  SCE expects to finance the capital costs of the project with debt and equity consistent with its authorized capital structure.

CRITICAL ACCOUNTING POLICIES

Variable Interest Entities

A new accounting standard provides guidance on the identification of, and financial reporting for, variable interest entities (VIEs), where control may be achieved through means other than voting rights.  An enterprise that is expected to absorb or receive the majority of a VIE's expected losses or residual returns, or both, must consolidate the VIE unless specific exceptions apply.  See "New Accounting Principles."

SCE analyzes its potential variable interests by calculating operating cash flows.  A fixed-price contract to purchase electricity from a power plant does not absorb sufficient variability to be considered a variable interest.  A contract with a non-gas-fired plant that is based on gas prices is also not a variable interest.  A contract of short duration with respect to the economic life of the project is not considered to be a significant variable interest.

SCE has 275 long-term power-purchase contracts with independent power producers that own QFs.  SCE was required under federal law to sign such contracts, which typically require SCE to purchase 100% of the power produced by these facilities; the CPUC controls the terms and pricing.  SCE conducted a review of its QF contracts and determined that SCE has variable interests in 22 contracts with gas-fired cogeneration plants that contain variable pricing provisions based on gas prices.  SCE requested from the entities that hold these contracts the financial information necessary to determine whether SCE must consolidate these projects.  All 22 entities declined to provide SCE with the necessary financial information.  However, four of the 22 contracts are with entities 49%-50% owned by a related party, Edison Mission Energy (EME).  EME is an indirect wholly owned subsidiary of SCE's parent company, Edison International.  Although the four related-party entities have declined to provide their financial information to SCE, Edison International has access to such information and has provided that information to SCE on a combined basis.  SCE has determined that it must consolidate the four power projects partially owned by EME based on a qualitative analysis of the facts and circumstances of the entities, including the related-party nature of the transaction.  SCE will continue to attempt to obtain information for the other 18 projects in order to determine whether they should be consolidated by SCE.  The remaining 253 contracts will not be consolidated by SCE under the new accounting standard since SCE lacks a variable interest in these contracts or the contracts are with governmental agencies.

For a complete discussion of SCE's other critical accounting policies see the year-ended 2003 MD&A.

NEW ACCOUNTING PRINCIPLES

In December 2003, the Financial Accounting Standards Board issued a revision to an accounting Interpretation
(originally issued in January 2003), Consolidation of Variable Interest Entities.  The primary objective of the
Interpretation is to provide guidance on the identification of, and financial reporting for, VIEs, where control may be achieved through means other than voting rights.  Under the Interpretation, the enterprise that is expected to absorb or receive the majority of a VIE's expected losses or residual returns, or both, must consolidate the VIE, unless specific exceptions apply.  This Interpretation is effective for special purpose entities, as defined by accounting principles generally accepted in the United States, as of December 31, 2003, and all other entities as of March 31, 2004.

Upon implementing this new accounting standard, SCE consolidated four power projects partially owned by EME.  See
"Critical Accounting Policies--Variable Interest Entities" for further discussion.

COMMITMENTS AND GUARANTEES

The following is an update to SCE's commitments and guarantees.  See the "Commitments and Guarantees" section of the year-ended 2003 MD&A for a detailed discussion of commitments and guarantees.

SCE's long-term debt maturities and sinking-fund requirements for the five twelve-month periods following March
31, 2004 are:  2005-- $371 million; 2006-- $927 million; 2007-- $1.2 billion; 2008-- $238 million; 2009-- $219 million; and thereafter-- $2.7 billion.  These amounts have been updated to reflect financing activities during the first quarter of 2004.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information responding to Part I, Item 3 is included in Part I, Item 2, "Management's Discussion and Analysis of
Financial Condition and Results of Operations" under the heading "Market Risk Exposures" and is incorporated herein by this reference.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

SCE's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer,
has evaluated the effectiveness of SCE's disclosure controls and procedures (as such term is defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer have concluded that, as of the end of the period, SCE's disclosure controls and procedures are effective.

As of March 31, 2004, SCE implemented the Financial Accounting Standards Board's revision to FASB Interpretation
No. 46 (FIN 46-R), "Consolidation of Variable Interest Entities," referred to as "VIEs."  SCE's implementation of
FIN 46-R resulted in the accounting consolidation of four VIEs that are 49%-50% owned by a related party, Edison
Mission Energy (EME), an indirect wholly owned subsidiary of SCE's parent company, Edison International.  SCE requested from these four entities the financial information necessary to consolidate these projects.  All four
VIEs declined to provide SCE with the necessary financial information.  Due to the related-party relationship,
SCE was able to obtain information on a combined basis from its parent company, Edison International, which was sufficient to consolidate these VIEs.  SCE performed its evaluation of disclosure controls and procedures as of
March 31, 2004, and therefore did not include these entities in that evaluation.  SCE has no controlling ownership interest in these entities and has no legal or contractual rights to compel these entities to provide information to SCE.  As a result, SCE has no legal, contractual or other right to design, establish, maintain or evaluate the effectiveness of disclosure controls and procedures for these consolidated VIE's.  Subject to further clarification from the Securities and Exchange Commission (SEC), SCE does not believe that it has responsibility for the disclosure controls and procedures of these VIEs.

Internal Control over Financial Reporting

As discussed above in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of
Operations," SCE is conducting an investigation into allegations that personnel in the service planning group of
SCE's transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization.  The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties to SCE under its performance-based ratemaking provisions for customer satisfaction.  Based on the investigation, SCE has concluded that some wrongdoing by service planning employees occurred.  SCE has taken prompt remedial action by severing the employment of certain supervisory personnel, updating system processes and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.  These remedial actions constitute changes in SCE's internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act).  The changes were designed to prevent possible future significant deficiencies or material weaknesses in internal control over financial reporting.  SCE is currently in the process of testing the effectiveness of these changes.  As SCE's investigation continues, SCE will continue to determine if additional changes in internal control over financial reporting are necessary.

For the same reasons discussed above in "Disclosure Controls and Procedures," SCE's most recent evaluation of internal control over financial reporting did not include the four VIEs that SCE International was required to consolidate because of FIN 46-R.  Subject to further clarification from the SEC, SCE does not believe that it has responsibility for the internal control over financial reporting of these VIEs.

There were no changes in SCE's internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, SCE's internal control over financial reporting, except for the changes noted above to the extent those changes may be considered to be material.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

Navajo Nation Litigation

Information about the Navajo Nation Litigation appears in Part I, Item 2, "Management's Discussion and Analysis
of Financial Condition and Results of Operations" under the heading "Other Developments--Navajo Nation Litigation"
and is incorporated herein by this reference.

CPUC Litigation Settlement Agreement

Information about Southern California Edison Company's (SCE) lawsuit against the California Public Utilities
Commission (CPUC), its settlement, and the appeal of the stipulated judgment approving the settlement appears in
Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Regulatory Matters--Generation and Power Procurement--CPUC Litigation Settlement Agreement" and is
incorporated herein by this reference.

CPUC Investigation Regarding SCE's Electric Line Maintenance Practices

Information about the CPUC's order instituting investigation regarding SCE's electric line maintenance practices appears in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of
Operations" under the heading "Regulatory Matters--Transmission and Distribution--Electric Line Maintenance
Practices Proceeding" and is incorporated herein by this reference.

Department of Toxic Substances Control Enforcement Action

SCE received a draft enforcement order, consent order and related documents from the California Department of
Toxic Substances Control, seeking penalties totaling $383,400.  The Department of Toxic Substances Control
alleged that SCE failed, during a 13-month period ending in March 2002, to properly maintain prescribed levels of financial assurance in connection with its on-site management of hazardous waste at the San Onofre nuclear plant.  Without admitting liability SCE settled this alleged violation with the Department of Toxic Substances
Control through the use of an administrative consent order on March 25, 2004 for the sum of $210,000.

County of San Bernardino Investigation

The County of San Bernardino Office of District Attorney notified SCE, in a letter dated September 23, 2003, of its intent to file a misdemeanor criminal complaint and a civil complaint seeking injunctive relief for the alleged failure to report a spill of oil from a transformer in an isolated area of San Bernardino County.  The penalties according to the County could range from $5,604 to $555,604.  The parties have entered into a tolling agreement and are continuing settlement discussions.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)Issuer purchases of equity securities

The following table contains information about all purchases made by or on behalf of SCE or any affiliated purchaser (as defined in Rule 10b-18 under the Securities Act) of shares or other units of any class of SCE's equity securities that is registered pursuant to Section 12 of the Exchange Act.

--------------------------- ----------------------- ----------------------- ----------------------- ------------------------
                                                                                 (c) Total               (d) Maximum
                                                                               Number of Shares           Number (or
                                                                                  (or Units)              Approximate
                                                                                  Purchased              Dollar Value)
                                                                                  as Part of               of Shares
                                  (a) Total                                        Publicly           (or Units) that May
                               Number of Shares          (b) Average              Announced            Yet Be Purchased
                                  (or Units)            Price Paid per             Plans or           Under the Plans or
                                  Purchased1           Share (or Unit)1            Programs                Programs
          Period
--------------------------- ----------------------- ----------------------- ----------------------- ------------------------

January 1, 2004 to                         0                     --                  --                      --
January 31, 2004
--------------------------- ----------------------- ----------------------- ----------------------- ------------------------

February 1, 2004 to                        0                     --                  --                      --
February 29, 2004
--------------------------- ----------------------- ----------------------- ----------------------- ------------------------

March 1, 2004 to                      20,000                $102.00                  --                      --
March 31, 2004
--------------------------- ----------------------- ----------------------- ----------------------- ------------------------

Total                                 20,000                $102.00                  --                      --
--------------------------- ----------------------- ----------------------- ----------------------- ------------------------

-------------------
1    All of the shares were SCE $100 Cumulative Preferred Stock, 6.05% Series purchased by SCE or agents acting on its behalf to fulfill sinking fund redemption requirements.  The shares were purchased in open-market transactions.

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

         3.3      Amended Bylaws of Southern California Edison Company as adopted by the Board of Directors on
                  January 1, 2003 (File No. 1-2313, Form 10-K for the year ended December 31, 2002)*

         10.1     Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and the 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to the Edison International
                  Form 10-Q for the quarter ended March 31, 2004)*

         31.1     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         32       Statement Pursuant to 18 U.S.C. Section 1350

----------------
*    Incorporated by reference pursuant to Rule 12b-32.

(b)      Reports on Form 8-K:

         Date of Report                         Date Filed                      Item(s) Reported
         --------------                         ----------                      ----------------

         January 7, 2004                       January 9, 2004                      5 and 7
         February 25, 2004                     March 2, 2004                        5
         February 26, 2004                     February 26, 2004                    12**
         March 23, 2004                        March 25, 2004                       5 and 7

----------------
**   The February 26, 2004 Form 8-K reporting events under Item 12 was furnished under Item 12 and shall not be deemed to be "filed" for purposes of the Securities and Exchange Act of 1934, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933.

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

Dated:  May 7, 2004