Form 10-Q
period 2004-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2004-11-08
CIK 92103

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
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30, 2004
                               -----------------------------------------------------------------------------------

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

                             Class                                       Outstanding at November 5, 2004
----------------------------------------------------------      ---------------------------------------------------
                  Common Stock, no par value                                       434,888,104

===================================================================================================================

Page

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                           ----
Part I.  Financial Information:

         Item 1.   Financial Statements:

                   Consolidated Statements of Income - Three and Nine Months
                     Ended September 30, 2004 and 2003                                                      1

                   Consolidated Statements of Comprehensive Income -
                     Three and Nine Months Ended September 30, 2004 and 2003                                1

                   Consolidated Balance Sheets - September 30, 2004
                     and December 31, 2003                                                                  2

                   Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 2004 and 2003                                          4

                   Notes to Consolidated Financial Statements                                               5

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                 24

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              48

         Item 4.   Controls and Procedures                                                                 48

Part II. Other Information:

         Item 1.   Legal Proceedings                                                                       49

         Item 6.   Exhibits                                                                                50

         Signatures

Page

SOUTHERN CALIFORNIA EDISON COMPANY

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                                  2004           2003              2004         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Operating revenue                                         $  2,655       $   2,794        $   6,527     $  6,994
-------------------------------------------------------------------------------------------------------------------

Fuel                                                           254              68              550          175
Purchased power                                                915           1,013            2,022        2,187
Provisions for regulatory adjustment clauses - net             (34)            332              (85)       1,141
Other operation and maintenance                                603             516            1,752        1,473
Depreciation, decommissioning and amortization                 188             215              628          603
Property and other taxes                                        43              42              134          125
Net gain on sale of utility plant                               --              (5)              --           (5)
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                     1,969           2,181            5,001        5,699
-------------------------------------------------------------------------------------------------------------------

Operating income                                               686             613            1,526        1,295
Interest and dividend income                                     5              17               14           96
Other nonoperating income                                        5              20               50           49
Interest expense - net of amounts capitalized                 (101)           (108)            (310)        (346)
Other nonoperating deductions                                  (10)             (8)             (42)         (24)
Minority interest                                             (151)             --             (236)          --
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations before tax                   434             534            1,002        1,070
Income tax                                                     174             203              398          411
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations                              260             331              604          659
Income from discontinued operations - net of tax                --              44               --           50
-------------------------------------------------------------------------------------------------------------------

Net income                                                     260             375              604          709
Dividends on preferred stock
   subject to mandatory redemption                              --              --               --            5
Dividends on preferred stock
   not subject to mandatory redemption                           1               1                4            4
-------------------------------------------------------------------------------------------------------------------

Net income available for common stock                     $    259       $     374        $     600     $    700
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                                  2004           2003              2004         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Net income                                                $    260       $     375        $     604     $    709
Other comprehensive income, net of tax:
   Amortization of cash flow hedges                              1               1                3            2
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                                      $    261       $     376        $     607     $    711
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                       September 30,              December 31,
In millions                                                                2004                       2003
--------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS

Cash and equivalents                                                  $      188                 $       95
Restricted cash                                                               70                         66
Receivables, less allowances of $32 and $30
   for uncollectible accounts at respective dates                            954                        751
Accrued unbilled revenue                                                     510                        408
Fuel inventory                                                                 7                         10
Materials and supplies, at average cost                                      192                        168
Accumulated deferred income taxes - net                                      224                        563
Prepayments and other current assets                                          94                         58
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                       2,239                      2,119
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision
   for depreciation of $543 and $24 at respective dates                      519                        116
Property of variable interest entities - net                                 384                         --
Nuclear decommissioning trusts                                             2,609                      2,530
Other investments                                                            181                        153
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                         3,693                      2,799
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost:
   Transmission and distribution                                          15,396                     14,861
   Generation                                                              1,367                      1,371
Accumulated provision for depreciation                                    (4,588)                    (4,386)
Construction work in progress                                                737                        600
Nuclear fuel, at amortized cost                                              153                        141
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                       13,065                     12,587
-------------------------------------------------------------------------------------------------------------------

Regulatory assets - net                                                      265                        510
Other deferred charges                                                       537                        506
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                       802                      1,016
-------------------------------------------------------------------------------------------------------------------

Total assets                                                          $   19,799                 $   18,521
==================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                       September 30,              December 31,
In millions, except share amounts                                          2004                       2003
--------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                                                       $       --                 $      200
Long-term debt due within one year                                           247                        371
Preferred stock to be redeemed within one year                                 9                          9
Accounts payable                                                           1,105                        891
Accrued taxes                                                                608                        475
Regulatory liabilities - net                                                   9                        361
Other current liabilities                                                  1,236                      1,308
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                  3,214                      3,615
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                             5,133                      4,121
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                                    2,748                      2,726
Accumulated deferred investment tax credits                                  128                        136
Customer advances and other deferred credits                                 524                        429
Power-purchase contracts                                                     154                        213
Preferred stock subject to mandatory redemption                              139                        141
Accumulated provision for pensions and benefits                              386                        330
Asset retirement obligations                                               2,153                      2,084
Other long-term liabilities                                                  251                        242
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                               6,483                      6,301
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                         14,830                     14,037
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 2 and 4)
Minority interest                                                            477                         --
-------------------------------------------------------------------------------------------------------------------

Common stock (434,888,104 shares outstanding at each date)                 2,168                      2,168
Additional paid-in capital                                                   347                        338
Accumulated other comprehensive loss                                         (16)                       (19)
Retained earnings                                                          1,864                      1,868
-------------------------------------------------------------------------------------------------------------------

Total common shareholder's equity                                          4,363                      4,355
-------------------------------------------------------------------------------------------------------------------

Preferred stock not subject to mandatory redemption                          129                        129
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                 4,492                      4,484
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                            $   19,799                 $   18,521
==================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                  September 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                               2004                      2003
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
Income from continuing operations                                      $   604                  $    659
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation, decommissioning and amortization                          628                       603
   Other amortization                                                       72                        76
   Minority interest                                                       236                        --
   Deferred income taxes and investment tax credits                        271                      (168)
   Regulatory assets - long-term - net                                     284                       414
   Energy options                                                          (44)                       62
   Other assets                                                            (13)                       (9)
   Other liabilities                                                        39                      (292)
   Changes in working capital net of effects from
     consolidation of variable interest entities:
     Receivables and accrued unbilled revenue                             (252)                     (170)
     Regulatory liabilities - short-term - net                            (352)                      792
     Fuel inventory, materials and supplies                                 (9)                       (5)
     Prepayments and other current assets                                  (38)                      (54)
     Accrued interest and taxes                                            112                       228
     Accounts payable and other current liabilities                        119                       185
Operating cash flows from discontinued operations                           --                       (34)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                1,657                     2,287
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued                                                    1,598                       (11)
Long-term debt repaid                                                     (967)                     (729)
Bonds remarketed - net                                                     350                        --
Redemption of preferred stock                                               (2)                       (6)
Rate reduction notes repaid                                               (177)                     (176)
Short-term debt financing - net                                           (200)                       --
Cash dividends to minority interest                                       (178)                       --
Dividends paid                                                            (599)                       (9)
-------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                     (175)                     (931)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and plant                                         (1,125)                     (820)
Acquisition costs related to nonutility generation plant                  (285)                       --
Proceeds from sale of property                                              --                         5
Contributions to nuclear decommissioning trusts - net                      (62)                      (16)
Sales of investments in other assets                                         4                         6
Investing cash flows from discontinued operations                           --                       147
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                   (1,468)                     (678)
-------------------------------------------------------------------------------------------------------------------

Effect of consolidation of variable interest entities on cash               79                        --
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and equivalents                                        93                       678
Cash and equivalents, beginning of period                                   95                       992
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period, continuing operations             $   188                  $  1,670
===================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report.  The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

SCE's nonutility property, including construction in progress, is capitalized at cost, including interest accrued on borrowed funds that finance construction.

Effective March 31, 2004, SCE began consolidating four cogeneration projects for which SCE typically purchases
100% of the energy produced under long-term power-purchase agreements, in accordance with a new accounting standard for the consolidation of variable interest entities (see below).

Certain prior-period amounts were reclassified to conform to the September 30, 2004 financial statement presentation.

Dividend Restriction

The California Public Utilities Commission (CPUC) regulates SCE's capital structure, limiting the dividends it may pay Edison International.  In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%.  SCE determines compliance with this capital structure based on a 13-month weighted-average calculation.  At September 30, 2004, SCE's 13-month weighted-average common equity component of total capitalization was 51%.  At September 30, 2004, SCE had the capacity to pay $230 million in additional dividends based on the 13-month weighted-average method.  Based on recorded September 30, 2004 balances, SCE's common equity to total capitalization ratio, for ratemaking purposes, was 50%.  SCE had the capacity to pay $139 million of additional dividends to Edison International based on
September 30, 2004 recorded balances.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE has 272 long-term power-purchase contracts with independent power producers that own qualifying facilities
(QFs).  SCE was required under federal law to sign such contracts, which typically require SCE to purchase 100%
of the power produced by these facilities under terms and pricing controlled by the CPUC.  SCE conducted a review of its QF contracts and determined that SCE has variable interests in 17 contracts with gas-fired cogeneration plants that are potential variable interest entities and that contain variable pricing provisions based on the price of natural gas and for which SCE does not have sufficient information to determine if the projects qualify for a scope exception.  SCE requested from the entities that hold these contracts the financial information necessary to determine whether SCE must consolidate these projects.  All 17 entities declined to provide SCE with the necessary financial information.  However, four of the 17 contracts are with entities 49%-50% owned by a related party, Edison Mission Energy (EME).  EME is an indirect wholly owned subsidiary of SCE's parent company,
Edison International.  Although the four related-party entities have declined to provide their financial information to SCE, Edison International has access to such information and has provided combined financial statements to SCE.  SCE has determined that it must consolidate the four power projects partially owned by EME based on a qualitative analysis of the facts and circumstances of the entities, including the related-party nature of the transaction.  SCE will continue to attempt to obtain information for the other 13 projects in order to determine whether they should be consolidated by SCE.

The remaining 255 contracts will not be consolidated by SCE under the new accounting standard, since SCE lacks a variable interest in these contracts or the contracts are with governmental agencies, which are generally excluded from the standard.

SCE analyzes its potential variable interests by calculating operating cash flows.  A fixed-price contract to purchase electricity from a power plant does not transfer sufficient risk to SCE to be considered a variable interest.  A contract with a non-natural-gas-fired plant that is based on the price of natural gas is also not a variable interest.  SCE has other power contracts with non-QF generators.  SCE has determined that these contracts are not significant variable interests.

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

SCE's nuclear plant investments are recorded as a regulatory asset on its balance sheets.  This classification does not affect the rate-making treatment for these assets.  SCE had been recovering its investments in San
Onofre and Palo Verde on an accelerated basis, as authorized by the CPUC.  The accelerated recovery was to continue through December 2001, earning a 7.35% fixed rate of return on investment.  San Onofre's operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, were recovered through an incentive pricing plan that allowed SCE to

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receive about 4(cent)per kilowatt-hour (kWh) through 2003.  Any differences between these costs and the incentive price flowed through to shareholders.  Palo Verde's accelerated plant recovery, as well as operating costs, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, were subject to balancing account treatment through the effective date of the 2003 general rate case.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are:

                                                                     September 30,         December 31,
     In millions                                                         2004                  2003
----------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
     Current:
     Regulatory balancing accounts and other - net                   $     (9)               $   (361)
----------------------------------------------------------------------------------------------------------
     Long-term:
     Flow-through taxes - net                                           1,056                     974
     Rate reduction notes - transition cost deferral                      769                     949
     Unamortized nuclear investment - net                                 618                     601
     Nuclear-related ARO investment - net                                 276                     288
     Unamortized coal plant investment - net                               65                      66
     Unamortized loss on reacquired debt                                  246                     222
     Environmental remediation                                             61                      71
     Asset retirement obligation (ARO)                                   (716)                   (720)
     Costs of removal                                                  (2,102)                 (2,020)
     Regulatory balancing accounts and other - net                         (8)                     79
----------------------------------------------------------------------------------------------------------
                                                                          265                     510
----------------------------------------------------------------------------------------------------------
     Total                                                           $    256                $    149
----------------------------------------------------------------------------------------------------------

The regulatory asset related to the rate reduction notes will be recovered over the terms of those notes.  The net regulatory asset related to the unamortized nuclear investment will be recovered by the end of the remaining useful lives of the nuclear assets.  SCE has requested a four-year recovery period for the net regulatory asset related to its unamortized coal plant investment.  CPUC approval is pending.  The other regulatory assets and liabilities are being recovered through other components of electric rates.

Balancing account undercollections and overcollections accrue interest based on a three-month commercial paper rate published by the Federal Reserve.  Income tax effects on all balancing account changes are deferred.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                        2004           2003          2004        2003
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Net income available for common stock, as reported             $    259         $  374       $   600     $   700
Add:   stock-based compensation expense using
       the intrinsic value accounting method - net of tax             2              1             6           3
Less:  stock-based compensation expense using
       the fair-value accounting method - net of tax                  2              2             6           4
-------------------------------------------------------------------------------------------------------------------

Pro forma net income available for common stock                $    259         $  373       $   600     $   699
-------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flows Information
                                                                                Nine Months Ended
                                                                                  September 30,
------------------------------------------------------------------------------------------------------------
     In millions                                                              2004             2003
------------------------------------------------------------------------------------------------------------
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
------------------------------------------------------------------------------------------------------------

Variable Interest Entities

SCE has variable interests in contracts with certain qualifying facilities that contain variable contract pricing provisions based on the price of natural gas.  Further, four of these contracts are with entities that are partnerships owned in part by a related party, EME.  These four contracts have 20-year terms.  The qualifying facilities sell electricity to SCE and steam to non-related parties.  Under a new accounting standard, SCE has consolidated these four projects effective March 31, 2004.  Prior periods have not been restated.  The book value of the projects' plant assets at September 30, 2004 is $384 million ($896 million at original cost less $512 million in accumulated depreciation).

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

SCE has no controlling ownership interest in the four entities that have been consolidated under the new accounting Interpretation and has no legal or contractual rights to compel these entities to provide information to SCE.  As a result, SCE has no legal, contractual or other right to design, establish, maintain or evaluate the effectiveness of internal controls over financial reporting for these consolidated variable interest entities.
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

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                          2004                         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
     Operating revenue                                                 $    96                     $    190
-------------------------------------------------------------------------------------------------------------------
     Fuel                                                                  187                          375
     Purchased power                                                      (270)                        (478)
     Other operation and maintenance                                        19                           39
     Depreciation, decommissioning and amortization                          9                           18
-------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                              (55)                         (46)
-------------------------------------------------------------------------------------------------------------------
     Operating income                                                      151                          236
     Minority interest                                                    (151)                        (236)
-------------------------------------------------------------------------------------------------------------------
     Income from continuing operations before tax                      $    --                     $     --
-------------------------------------------------------------------------------------------------------------------

As noted under New Accounting Principles, SCE also has 13 other contracts with certain qualifying facilities that contain variable pricing provisions based on the price of natural gas and are considered to be variable interest entities.  SCE might be considered to be the consolidating entity under the new accounting standard.  However, these entities are not legally obligated to provide the financial information to SCE that is necessary to determine whether SCE must consolidate these entities.  These 13 entities have declined to provide SCE with the necessary financial information.  SCE will continue to attempt to obtain information for these projects in order to determine whether they should be consolidated by SCE.  The aggregate capacity dedicated to SCE for these projects is 359 MW.  SCE paid

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$77 million and $173 million, respectively, for the three and nine months ended September 30, 2004 and
$73 million and $164 million, respectively, for the three and nine months ended September 30, 2003 to these projects.  These amounts are recoverable in utility customer rates.  SCE has no exposure to loss as a result of its involvement with these projects.  In third quarter 2004, SCE received additional information about the legal structure of five projects previously classified as potential variable interest entities subject to consolidation and determined that those projects are not variable interest entities.

Note 2.  Regulatory Matters

Further information on regulatory matters, including proceedings for California Department of Water Resources
(CDWR) power purchases and revenue requirements, and generation procurement, is described in Note 2 of "Notes to
Consolidated Financial Statements" included in SCE's 2003 Annual Report.

CPUC Litigation Settlement Agreement

As discussed in the "CPUC Litigation Settlement Agreement" disclosure in Note 2 of "Notes to Consolidated
Financial Statements" included in SCE's 2003 Annual Report, in October 2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC that allowed SCE to recover $3.6 billion in past procurement-related obligations.  The Utility Reform Network, a consumer advocacy group, and other parties appealed to the United
States Court of Appeals for the Ninth Circuit seeking to overturn the stipulated judgment of the federal district court that approved the 2001 CPUC settlement agreement.  In September 2002, the Ninth Circuit Court issued its opinion affirming the federal district court on all claims, with the exception of the challenges founded upon
California state law, which the Ninth Circuit Court referred to the California Supreme Court.

In August 2003, the California Supreme Court concluded that the 2001 CPUC settlement agreement did not violate
California law in any of the respects raised by the Ninth Circuit Court.  The matter was returned to the Ninth
Circuit Court for final disposition and in December 2003, the Ninth Circuit Court unanimously affirmed the original stipulated judgment of the federal district court.  In January 2004, the Ninth Circuit Court issued its mandate, relinquishing jurisdiction of the case and returning jurisdiction to the federal district court.  No petitions were filed within the 90-day period in which parties could seek discretionary review by the United
States Supreme Court of the federal district court's decision.  Accordingly, the appeals of the stipulated judgment approving the 2001 CPUC settlement agreement have been resolved in SCE's favor.

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

In an April 22, 2004, decision, the CPUC imposed minor penalties ($656,000) related to SCE's overhead and underground electric line maintenance practices for failing to make repairs within a reasonable amount of time.
The decision provides SCE with more flexibility in scheduling inspections, but requires SCE to meet and confer with the CPUC staff on several issues, including revisions to its maintenance priority system and possible alternatives to the existing high voltage signage requirements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The decision also authorized a base rate revenue decrease of $49 million in 2004, and a subsequent increase of
$84 million in 2005.  During the second quarter of 2004, SCE recorded pre-tax net regulatory adjustments of
$180 million as a result of the implementation of the 2003 GRC decision, primarily relating to the recognition of revenue from the rate recovery of pension contributions during the time period that the pension plan was fully funded, the resolution of the allocation of costs between transmission and distribution for 1998 through 2000, partially offset by the deferral of revenue previously collected during the ICIP mechanism for dry cask storage.
The adjustments were included in provisions for regulatory adjustment clauses - net on the income statement.

Because processing of the GRC took longer than initially scheduled, in May 2003, the CPUC approved SCE's request to establish a memorandum account to track the revenue requirement increase during the period between May 22,
2003 and the date a final decision was adopted.  In July 2004, SCE submitted an advice filing to record the amount in this memorandum account and recorded an approximate $55 million pre-tax gain in the third quarter of
2004 included in operating revenue on the income statement.  In addition, during the third quarter of 2004 SCE recorded approximately $48 million in pre-tax gains related to the 1997-1998 generation-related capital additions
($31 million, which is included in provisions for regulatory adjustment clauses - net on the income statement)
and the related rate recovery ($17 million, which is included in operating revenue on the income statement).

The amount recorded in the GRC memorandum account will be recovered in rates together with the 2004 revenue requirement authorized by the CPUC in the GRC decision.  The GRC rate increase was combined with other rate changes from pending rate proceedings and became effective August 5, 2004.

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

In January 2002, the CPUC issued an interim decision interpreting the CPUC requirement that the holding companies give first priority to the capital needs of their respective utility subsidiaries.  The decision stated that, at least under certain circumstances, holding companies are required to infuse all types of capital into their respective utility subsidiaries when necessary to fulfill the utility's obligation to serve its customers.  The decision did not determine whether any of the utility holding companies had violated this requirement, reserving such a determination for a later phase of the proceedings.  In

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2002, SCE and Edison International filed an application before the CPUC for rehearing of the decision.
In July 2002, the CPUC affirmed its earlier decision on the first priority requirement and also denied Edison
International's request for a rehearing of the CPUC's determination that it had jurisdiction over Edison
International in this proceeding.  In August 2002, Edison International and SCE jointly filed a petition in
California state court requesting a review of the CPUC's decisions with regard to first priority requirements, and Edison International filed a petition for a review of the CPUC decision asserting jurisdiction over holding companies.  Pacific Gas and Electric (PG&E) and San Diego Gas & Electric Co. (SDG&E) and their respective holding companies filed similar challenges, and all cases were transferred to the First District Court of Appeal in San
Francisco.

On May 21, 2004, the Court of Appeal issued its decision in the two consolidated cases, and denied the utilities'
and their holding companies' challenges to both CPUC decisions.  The Court of Appeal held that the CPUC has limited jurisdiction to enforce in a CPUC proceeding the conditions agreed to by holding companies incident to their being granted authority to assume ownership of a CPUC-regulated utility.  The Court of Appeal held that the
CPUC's decision interpreting the first priority requirement was not reviewable because the CPUC had not made any ruling that any holding company had violated the first priority requirement.  However, the Court of Appeal suggested that if the CPUC or any other authority were to rule that a utility or holding company violated the first priority requirement, the utility or holding company would be permitted to challenge both the finding of violation and the underlying interpretation of the first priority requirement itself.  On June 30, 2004, Edison
International and the other utility holding companies filed with the California Supreme Court a petition for review of the Court of Appeal decision as to jurisdiction over holding companies, but they and the utilities did not file a challenge to the decision as to the first priority issue.  On September 1, 2004, the California
Supreme Court denied the petition for review.  The Court of Appeal's decision on jurisdiction is now final.

The original order instituting investigation into whether the utilities and their holding companies have complied with CPUC decisions and applicable statutes remains in effect, and the CPUC could initiate further proceedings as to any of the issues mentioned in the first paragraph above.  It is uncertain whether or when the CPUC would do
so.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in Note 2 of "Notes to
Consolidated Financial Statements" included in SCE's 2003 Annual Report, in May 2002, SCE filed an application with the CPUC to address certain issues (mainly coal and slurry-water supply issues) facing the future extended operation of Mohave Generating Station (Mohave), which is partly owned by SCE.  Until the post-2005 coal and water supply uncertainty is resolved, SCE and other Mohave co-owners cannot determine whether it would be cost-effective to make the approximately $1.1 billion in Mohave-related investments (SCE's share is
$605 million), including the installation of pollution-control equipment that must be put in place in order for
Mohave to continue to operate beyond 2005, pursuant to a 1999 consent decree concerning air quality.

SCE and other parties submitted further testimony and made various other filings in 2003 in SCE's application proceeding.  Pursuant to the assigned administrative law judge's March 9, 2004 ruling, on April 16, 2004, SCE updated its position and testimony on cost data and, where data are unavailable, cost estimates for Mohave on the following options:  (1) the cost of permanent shutdown; (2) the cost of installation of required pollution controls and related capital improvements to allow the facility to continue as a coal-fired plant beyond 2005;
(3) if option 2 is undertaken, the cost of temporary shutdown

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for complete installation of pollution controls, and any costs related to restarting the facility; and (4) other alternatives and their costs.  SCE's testimony presented a summary of work performed to date and provided an update on the status of the coal and water supply issues.  The testimony also stated that SCE does not now have detailed cost projections for any of the cost categories identified in the March 9, 2004 ruling due to the uncertainties remaining on these issues.  The testimony reiterated SCE's belief that, even if the coal and water supply issues can be satisfactorily resolved in the near future, thereby avoiding a permanent shutdown, a temporary shutdown of at least three years is likely.

On October 20, 2004, the CPUC issued a proposed decision which, among other things, (1) directed SCE to continue negotiations regarding the post-2005 coal and water supply; (2) directed SCE to conduct a study of potential alternatives to Mohave including solar generation and coal gasification; and (3) provided an opportunity for SCE to recover in future rates certain Mohave-related costs that SCE has already incurred or is expected to incur by
2006, including certain preliminary engineering costs, water study costs and the costs of the study of Mohave alternatives.  A final decision is not expected before December 2004.

In parallel with the CPUC proceedings, negotiations have continued among the relevant parties in an effort to resolve the coal and water supply issues.  In September 2004 the parties reached agreement on certain "key principles" related to the study and possible development of a potential alternative water supply, and the parties agreed to retain a professional mediator for further negotiations, but no further resolution has been reached.

The outcome of the coal and water negotiations and SCE's application are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 could have a major impact on SCE's long-term resource plan.  The outcome of this matter is not expected to have a material impact on earnings.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CPUC decision, SCE will refund to customers amounts received under the terms of the El Paso settlement (net of legal and consulting costs) through its energy resource recovery account mechanism.  In June 2004, SCE received its first settlement payment of $76 million.  Approximately $66 million of this amount was credited to purchased-power expense and will be refunded to SCE's ratepayers through the energy resource recovery account over the next 12 months and the remaining $10 million was used to offset SCE's legal costs incurred.  Additional settlement payments totaling approximately $134 million are due from El Paso over a 20-year period.  Amounts
El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to SCE's share of the CDWR's power charge revenue requirement.

On July 2, 2004, the FERC approved a settlement agreement between SCE, SDG&E and PG&E and The Williams Cos. and
Williams Power Company, providing for approximately $140 million in refunds and other payments to the settling purchasers and others against some of Williams' power charges in 2000-2001.  On August 2, 2004, SCE received its approximately $37 million share of the refunds and other payments under the Williams settlement.

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

On July 12, 2004, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Duke Energy
Corporation and a number of its affiliates.  The settlement terms agreed to with the Duke parties provide for refunds and other payments totaling in excess of $200 million, with a proposed allocation to SCE of approximately
$45 million.  The Duke settlement was submitted to the FERC for its approval on October 1, 2004.

The exact manner in which net settlement proceeds under the Duke, Williams and Dynegy settlements will be refunded to customers is expected to be the subject of a future CPUC determination.  Any settlement amounts received have been deferred, pending a final decision.

Note 3.  Pension Plan and Postretirement Benefits Other Than Pensions

Pension Plan

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2003 Annual
Report that it expects to contribute approximately $33 million to its pension plan in 2004.  As of September 30,
2004, $6 million in contributions have been made.  Additional funding in 2004 may be restricted by tax-deductible funding limits.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense components are:
                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                September 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                   2004           2003          2004         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
     Service cost                                              $     22         $   20       $    66     $     59
     Interest cost                                                   41             40           123          121
     Expected return on plan assets                                 (58)           (47)         (173)        (140)
     Net amortization and deferral                                    5              9            16           26
-------------------------------------------------------------------------------------------------------------------
     Expense under accounting standards                              10             22            32           66
     Regulatory adjustment - deferred                                --            (11)           --          (33)
-------------------------------------------------------------------------------------------------------------------
     Total expense recognized                                  $     10         $   11       $    32     $     33
-------------------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2003 Annual
Report that it expects to contribute approximately $100 million to its postretirement benefits other than pensions plan in 2004.  As of September 30, 2004, $18 million in contributions have been made.  Additional funding in 2004 may be restricted by tax-deductible funding limits.  Additionally, contributions will be lower than expected due to the impact the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (see
below).

In May 2004, the Financial Accounting Standards Board issued accounting guidance related to the Medicare
Prescription Drug, Improvement and Modernization Act of 2003.  SCE adopted this guidance effective July 1, 2004, which resulted in a decrease of $81 million to SCE's accumulated benefit obligation.  SCE's third quarter 2004 expense decreased approximately $5 million as a result of the subsidy.  According to proposed federal regulations, SCE's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits.  Accordingly, SCE recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

Expense components are:
                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
-------------------------------------------------------------------------------------------------------------------
     In millions                                                   2004           2003          2004         2003
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
     Service cost                                              $      8         $   10       $    30     $     31
     Interest cost                                                   29             31            94           92
     Expected return on plan assets                                 (27)           (23)          (82)         (67)
     Net amortization and deferral                                   (1)            10            15           30
-------------------------------------------------------------------------------------------------------------------
     Total expense                                             $      9         $   28       $    57     $     86
-------------------------------------------------------------------------------------------------------------------

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
This decision, however, conflicts with the decisions from two other federal district courts (including a post-IBM decision issued in June 2004) and with the proposed regulations for cash balance pension plans issued by Internal
Revenue Service in December 2002.  On February 12, 2004, the same federal district court ruled that IBM must make back payments to workers covered under this plan.  IBM has indicated that it will appeal both decisions to the
United States Court of Appeals for the Seventh Circuit.  On September 15, 2004 and September 29, 2004, IBM
announced settlements of some of the claims, but stated the company would continue to appeal the two claims related to age discrimination.  The settlements also cap the potential damages IBM will face if it loses its appeal on the age discrimination issues.  The formula for SCE's cash balance pension plan does not meet the standard set forth in the federal district court's July 31, 2003 decision.  SCE cannot predict with certainty the effect of the two IBM decisions on SCE's cash balance pension plan.

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

SCE's recorded estimated minimum liability to remediate its 24 identified sites is $88 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $131 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $30 million of its recorded liability, through an incentive mechanism (SCE may request to include

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates;
shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of
$61 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $13 million to $25 million.  Recorded costs for the twelve months ended September 30, 2004 were $17 million.

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

Federal Income Taxes

In August 2002, Edison International received a notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for its 1994 to 1996 tax years.  Included in these amounts are deficiencies asserted against SCE.  The vast majority of SCE's tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of interest and penalties), if any, would benefit it as future tax deductions.  SCE believes that it has meritorious legal defenses to deficiencies asserted against it and believes that the ultimate outcome of these matters will not result in a material impact on its results of operations or financial position.

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

Investigations Regarding Performance Incentive Rewards

SCE is eligible under its CPUC-approved performance-based ratemaking (PBR) mechanism to earn rewards or penalties based on its performance in comparison to CPUC-approved standards of (1) customer satisfaction, (2) employee injury and illness reporting, and (3) system reliability.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE has been conducting investigations into its performance under these PBR mechanisms and has reported to the
CPUC certain findings of misconduct and misreporting as further discussed below.  As a result of the reported events, the CPUC could institute its own proceedings to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, injury and illness reporting, and system reliability portions of PBR.  The CPUC also may consider whether to impose additional penalties on SCE.
SCE cannot predict with certainty the outcome of these matters or estimate the potential amount of refunds, disallowances and penalties that may be required.

Customer Satisfaction

SCE received two letters in 2003 from one or more anonymous employees alleging that personnel in the service planning group of SCE's transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization.  The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties to SCE under the PBR provisions for customer satisfaction.  SCE recorded aggregate customer satisfaction rewards of $28 million for the years 1998, 1999 and 2000.  Potential customer satisfaction rewards aggregating $10 million for the years 2001 and 2002 are pending before the CPUC and have not been recognized in income by SCE.  SCE also anticipated that it could be eligible for customer satisfaction rewards of about
$10 million for 2003.

SCE has been conducting an internal investigation and keeping the CPUC informed of its progress.  On June 25,
2004, SCE submitted to the CPUC a PBR customer satisfaction investigation report, which concluded that employees in the design organization of the transmission and distribution business unit deliberately altered customer contact information in order to affect the results of customer satisfaction surveys.  At least 36 design organization personnel engaged in deliberate misconduct including alteration of customer information before the data were transmitted to the independent survey company.  Because of the apparent scope of the misconduct, SCE proposed to refund to ratepayers all of the $12 million in PBR rewards that are attributable to the design organization's portion of the customer satisfaction rewards for the entire PBR period (1997-2003).  In addition, during its investigation, SCE determined that it could not confirm the integrity of the method used for obtaining customer satisfaction survey data for meter reading.  Thus, SCE also proposed to refund all of the approximately
$2 million of customer satisfaction rewards associated with meter reading.  SCE expects that it would refund approximately half of the total of $14 million from customer satisfaction rewards previously received.  SCE believes it is likely that it could deal with the approximate remaining half by adjustments to the pending and to-be-requested rewards noted above.

SCE has taken remedial action as to the customer satisfaction survey misconduct by severing the employment of several supervisory personnel, updating system process and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.

The CPUC has not yet opened a formal investigation into this matter.  However, it has submitted several data requests to SCE and has requested an opportunity to interview a number of SCE employees in the design organization.  SCE is in the process of responding to those requests.

Employee Injury and Illness Reporting

In light of the problems uncovered with the customer satisfaction surveys, SCE is conducting an investigation into the accuracy of SCE's employee injury and illness reporting.  The yearly results of

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee injury and illness reporting to the CPUC are used to determine the amount of the incentive reward or penalty to SCE under the PBR mechanism.  Since the inception of PBR in 1997, SCE has received $20 million in employee safety incentives for 1997 through 2000 and, based on SCE's records, may be entitled to an additional
$15 million for 2001 through 2003.

While this investigation is not yet complete, on October 21, 2004, SCE reported to the CPUC and other appropriate regulatory agencies certain findings concerning SCE's performance under the PBR incentive mechanism for injury and illness reporting.  Under the PBR mechanism, rewards and/or penalties for the years 1997 through 2003 were based upon a total incident rate, which included two equally weighted measures:  Occupational Safety and Health
Administration (OSHA) recordable incidents and first aid incidents.  The major issue disclosed in the investigative findings to the CPUC was that SCE failed to implement an effective recordkeeping system sufficient to capture all required data for first aid incidents.  SCE's investigation also found reporting inaccuracies for
OSHA recordable incidents, but the impact of these inaccuracies did not have a material effect on the PBR mechanism.

As a result of these findings, SCE proposed to the CPUC that it not collect any reward under the mechanism for any year before 2005, and it return to ratepayers the $20 million it has already received.  SCE has also proposed to withdraw the pending rewards for the 2001-2003 time frames.

SCE is taking other remedial action to address the issues identified, including, revising its organizational structure and overall program for environmental, health and safety compliance.  Additional actions, including disciplinary action against specific employees identified as having committed wrongdoing, may result once the entire investigation is completed, which is expected by the end of November 2004.

System Reliability

In light of the problems uncovered with the PBR mechanisms discussed above, SCE is conducting an investigation into the third PBR metric, system reliability.  Since the inception of PBR payments in 1997, SCE has received $8 million in rewards and has applied for an additional $5 million reward based on frequency of outage data for
2001.  For 2003, SCE's data would result in a penalty of $5 million which has not yet been assessed.

While this investigation is not yet complete, on October 21, 2004, SCE reported to the CPUC that overall, the reliability reporting system is working well.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

motions to dismiss.  The D.C. District Court denied these motions for dismissal, except for Salt River Project
Agricultural Improvement and Power District's motion for its separate dismissal from the lawsuit.

Some of the issues included in this case were addressed by the United States Supreme Court in a separate legal proceeding filed by the Navajo Nation in the United States Court of Federal Claims against the United States
Department of Interior.  In that action, the Navajo Nation claimed that the Government breached its fiduciary duty concerning negotiations relating to the coal lease involved in the Navajo Nation's lawsuit against SCE and
Peabody.  On March 4, 2003, the Supreme Court concluded, by majority decision, that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the
Supreme Court's analysis, on April 28, 2003, SCE and Peabody filed motions to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  On April 13, 2004, the D.C. District Court denied SCE's and
Peabody's April 2003 motions to dismiss, or in the alternative, for summary judgment.  The D.C. District Court subsequently issued a scheduling order that imposed a December 31, 2004 discovery cut-off.  Pursuant to a joint request of the parties, the D.C. District Court granted a 120-day stay of the action to allow the parties to attempt to resolve, through facilitated negotiations, all issues associated with Mohave.  The facilitated negotiations are currently set to commence on November 8, 2004.  The stay granted by the D.C. District Court is scheduled to expire on February 5, 2005.

The United States Court of Appeals for the D.C. Circuit, acting on a suggestion on remand filed by the Navajo
Nation, held in a October 24, 2003 decision that the Supreme Court's March 4, 2003 decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question.  The Government and the Navajo Nation both filed petitions for rehearing of the
October 24, 2003 D.C. Circuit Court decision.  Both petitions were denied on March 9, 2004.  On March 16, 2004, the D.C. Circuit Court issued an order remanding the case against the Government to the Court of Federal Claims, which conducted a status conference on May 18, 2004.  As a result of the status conference discussion, the Court of Federal Claims has ordered the Navajo Nation and the Government to brief the remaining issues following remand.  Peabody's motion to intervene as a party in the remanded Court of Federal Claims case was denied.

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, the impact of the Supreme Court's decision in the Navajo Nation's suit against the Government on this complaint, or the impact of the complaint on the operation of Mohave beyond 2005.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $10.8 billion.  SCE and other owners of San
Onofre and Palo Verde have purchased the maximum private primary insurance available ($300 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted San Onofre Unit 1 from this secondary level, effective
June 1994.  The maximum deferred premium for each nuclear incident is $101 million per reactor, but not more than
$10 million per reactor may be charged in any one year for each incident.  Based on its ownership interests, SCE could be required to pay a maximum of $199 million per nuclear incident.  However, it would have to pay no more than $20 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.  All licensed operating plants including San Onofre and Palo Verde are grandfathered under the applicable law.

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

Spent Nuclear Fuel

Under federal law, the United States Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste.  The DOE did not meet its obligation to begin acceptance of spent nuclear fuel not later than January 31, 1998.  It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or other nuclear power plants.  Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues.  SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through
April 6, 1983 (approximately $24 million, plus interest).  SCE is also paying the required quarterly fee equal to
0.1(cent)-per-kWh of nuclear-generated electricity sold after April 6, 1983.  On January 29, 2004, SCE, as operating agent, filed a complaint against the DOE in the Federal Court of Claims seeking damages for DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre.  The case if currently stayed pending development in other spent nuclear fuel cases also before the Federal Court of Claims.

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre.  Spent nuclear fuel is stored in the San Onofre Units 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation.  Movement of Unit 1 spent fuel from the Unit 3 spent fuel pool to the independent spent fuel storage installation was completed in late 2003.  Movement of Unit 1 spent fuel from the Unit 1 spent fuel pool to the independent spent fuel storage installation was completed in late 2004.  Movement of Unit 1 spent fuel from the Unit 2 spent fuel pool to the independent spent fuel pool storage installation is scheduled to be completed by spring 2005.  With these moves, there will be sufficient space in the Unit 2 and 3 spent fuel pools to meet plant requirements through mid-2007 and mid-2008, respectively.  In order to maintain a full core off-load capability, SCE is planning to begin moving Unit 2 and 3 spent fuel into the independent spent fuel storage installation by late 2006.

In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed a dry cask storage facility.  Arizona Public Service, as operating agent, plans to continually load casks on a schedule to maintain full core off-load capability for all three units.

Note 5.  Mountainview Acquisition

On March 12, 2004, SCE acquired Mountainview Power Company LLC, which owns a power plant under construction in
Redlands, California.  SCE has recommenced full construction of the

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $600 million project, which is expected to be completed in 2006.  The construction work in progress for this project is recorded in nonutility property on SCE's September 30, 2004 balance sheet.

Note 6.  Discontinued Operations

On July 10, 2003, the CPUC approved SCE's sale of certain oil storage and pipeline facilities to Pacific
Terminals LLC for $158 million.  In third quarter 2003, SCE recorded a $44 million after-tax gain to shareholders.  In accordance with an accounting standard related to the impairment and disposal of long-lived assets, this oil storage and pipeline facilities unit's results have been accounted for as a discontinued
operation in the financial statements for the three and nine months ended September 30, 2003.

For the three months and nine months ended September 30, 2003, revenue from discontinued operations was
$3 million and $20 million, respectively, and pre-tax income was $73 million and $83 million, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                                                   INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three-
and nine-month periods ended September 30, 2004 discusses material changes in the financial condition, results of operations and other developments of Southern California Edison Company (SCE) since December 31, 2003, and as compared to the three- and nine-month periods ended September 30, 2003.  This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2003 (the year-ended 2003 MD&A), which was included in
SCE's 2003 annual report to shareholders and incorporated by reference into SCE's Annual Report on Form 10-K for the year-ended December 31, 2003.

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

CURRENT DEVELOPMENTS

2003 General Rate Case Proceeding

On July 8, 2004, the CPUC issued a final decision on SCE's 2003 General Rate Case (GRC) application.  Because processing of the 2003 GRC took longer than initially scheduled, in May 2003, the CPUC approved SCE's request to establish a memorandum account to track the revenue requirement increase during the period between May 22, 2003
(the date a final CPUC decision was originally scheduled to be issued) and the date a final decision was adopted.  In July 2004, SCE submitted an advice filing to record the amount in this memorandum account, and recorded an approximate $55 million pre-tax gain in the third quarter of 2004.  In addition, during the third quarter of 2004 SCE recorded approximately $48 million in pre-tax gains related to the rate recovery of 1997-1998 generation-related capital additions and the related revenue requirement.  See "Regulatory Matters--Transmission and Distribution--2003 General Rate Case Proceeding" for further details on the implementation of the 2003 GRC.

Proposed Legislation

The California Legislature submitted to the Governor of California Assembly Bill 2006, which was entitled the
"Reliable Electric Service Act."  The bill proposed to affirm the obligation of utilities to plan and provide adequate, efficient, and cost-effective supply and demand resources and would have required utilities to prepare a long-term resource plan to achieve a diversified portfolio of cost-effective supply and demand resources.  The Governor of California did not sign Assembly Bill 2006 into law.  SCE will continue to advocate steps to strengthen the regulatory framework to enhance assurance of utility cost recovery and to provide a fair allocation of cost responsibility to all electricity consumers.

LIQUIDITY ISSUES

SCE's liquidity is primarily affected by under- or over-collections of procurement-related costs, collateral and mark-to-market requirements associated with purchase power contracts, and access to capital markets or external financings.  At September 30, 2004, SCE's credit and long-term issuer ratings from Standard & Poor's and Moody's
Investors Service were BBB and Baa1, respectively.  On September 17, 2004, Moody's Investors Service assigned SCE a short-term credit rating of P2 in connection with SCE's launch of a new $700 million commercial paper program.
Standard and Poor's had previously issued SCE a short-term credit rating of A2.  As of September 30, 2004, SCE had no commercial paper outstanding.

At September 30, 2004, SCE had cash and equivalents of $188 million and long-term debt, including current maturities, of $5.4 billion.  As of September 30, 2004, SCE posted approximately $42 million ($33 million in cash and $9 million in letters of credit) as collateral to secure its obligations under power-purchase contracts and to transact through the California Independent System Operator (ISO) for imbalance energy.  SCE's collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, the ISO's credit requirements, changes in market prices relative to contractual commitments, and other factors.  SCE has a
$700 million credit facility that expires in December 2006.  As of September 30, 2004, the credit facility was not utilized, except for $9 million supporting letters of credit as mentioned above.  SCE's 2004 estimated cash outflows consist of:

o        $125 million of 5.875% bonds which were due and paid in September 2004;

o        Approximately $246 million of rate reduction notes that are due at various times in 2004, but which have a separate cost recovery mechanism approved by state legislation and CPUC decisions;

o        Projected capital expenditures of $1.9 billion, including the investment in the Mountainview project and related capital expenditures (see "Acquisition");

o        Dividend payments to SCE's parent company.  SCE paid cash dividends of $300 million, $145 million and
         $150 million to Edison International on March 30, 2004, May 21, 2004 and September 23, 2004, respectively;

o        Fuel and procurement-related costs; and

o        General operating expenses.

SCE expects to meet its continuing obligations, including cash outflows for power-procurement undercollections
(if incurred), through cash and equivalents on hand, operating cash flows and short-term borrowings, when necessary.  Projected capital expenditures are expected to be financed through cash flows and the issuance of long-term debt.

The CPUC regulates SCE's capital structure, limiting the dividends it may pay Edison International.  In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%.  SCE determines compliance with this capital structure based on a 13-month weighted-average calculation.  At September 30, 2004, SCE's 13-month weighted-average common equity component of total capitalization was 51%.  At September 30, 2004,

SCE had the capacity to pay $230 million in additional dividends based on the 13-month weighted-average method.
Based on recorded September 30, 2004 balances, SCE's common equity to total capitalization ratio, for rate-making purposes, was 50%.  SCE had the capacity to pay $137 million of additional dividends to Edison International based on September 30, 2004 recorded balances.

In January 2004, SCE issued $975 million of first and refunding mortgage bonds.  The issuance included
$300 million of 5% bonds due in 2014, $525 million of 6% bonds due in 2034 and $150 million of floating rate bonds due in 2006.  The proceeds were used to redeem $300 million of 7.25% first and refunding mortgage bonds due March
2026, $225 million of 7.125% first and refunding mortgage bonds due July 2025, $200 million of 6.9% first and refunding mortgage bonds due October 2018, and $100 million of junior subordinated deferrable interest debentures due June 2044.  In the first quarter of 2004, SCE remarketed approximately $550 million of pollution-control bonds with varying maturity dates ranging from 2008 to 2040.  Approximately $354 million of these pollution-control bonds had been held by SCE since 2001 and the remaining $196 million were purchased and reoffered in 2004.  In March 2004, SCE issued $300 million of 4.65% first and refunding mortgage bonds due in
2015 and $350 million of 5.75% first and refunding mortgage bonds due in 2035.  A portion of the proceeds from the March 2004 first and refunding mortgage bond issuances were used to fund the acquisition and construction of the Mountainview project, with the remainder of the proceeds to be used for ongoing capital expenditures for generation, transmission and distribution facilities, and for general corporate purposes.

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

REGULATORY MATTERS

This section of the MD&A describes SCE's regulatory matters in three main subsections:

o        generation and power procurement;

o        transmission and distribution; and

o        other regulatory matters.

Generation and Power Procurement

Proposed Legislation

The California Legislature submitted to the Governor of California Assembly Bill 2006, which was entitled the
"Reliable Electric Service Act." The bill proposed to affirm the obligation of utilities to plan and provide adequate, efficient, and cost-effective supply and demand resources and would have required utilities to prepare a long-term resource plan to achieve a diversified portfolio of cost-effective supply and demand resources.  The
Governor of California did not sign Assembly Bill 2006 into law.  SCE will continue to advocate steps to strengthen the regulatory framework to enhance assurance of utility cost recovery and to provide a fair allocation of cost responsibility to all electricity consumers.

CPUC Litigation Settlement Agreement

As discussed in the "CPUC Litigation Settlement Agreement" disclosure in the year-ended 2003 MD&A, in October
2001, SCE and the CPUC entered into a settlement of SCE's lawsuit against the CPUC that allowed SCE to recover
$3.6 billion in past procurement-related obligations.  The Utility Reform Network (TURN), a consumer advocacy group, and other parties appealed to the United States Court of Appeals for the Ninth Circuit seeking to overturn the stipulated judgment of the federal district court that approved the 2001 CPUC settlement agreement.  In
September 2002, the Ninth Circuit Court issued its opinion affirming the federal district court on all claims, with the exception of the challenges founded upon California state law, which the Ninth Circuit Court referred to the California Supreme Court.

In August 2003, the California Supreme Court concluded that the 2001 CPUC settlement agreement did not violate
California law in any of the respects raised by the Ninth Circuit Court.  The matter was returned to the Ninth
Circuit Court for final disposition, and in December 2003, the Ninth Circuit Court unanimously affirmed the original stipulated judgment of the federal district court.  In January 2004, the Ninth Circuit Court issued its mandate, relinquishing jurisdiction of the case and returning jurisdiction to the federal district court.  No petitions were filed within the 90-day period in which parties could seek discretionary review by the United
States Supreme Court of the federal district court's decision.  Accordingly, the appeals of the stipulated judgment approving the 2001 CPUC settlement agreement have been resolved in SCE's favor.

Energy Resource Recovery Account Proceedings

As discussed in the "Energy Resource Recovery Account Proceedings" disclosure in the year-ended 2003 MD&A, the
CPUC established the Energy Resource Recovery Account (ERRA) as the rate-making mechanism to track and recover
SCE's generation-related costs.

2004 ERRA Forecast

SCE submitted an ERRA forecast application on October 3, 2003, in which it forecast a procurement-related revenue requirement for the 2004 calendar year of $2.3 billion.  The CPUC issued a decision on April 22, 2004, approving
SCE's 2004 forecast revenue requirement and rates for both generation and distribution services.

ERRA Reasonableness Reviews

On October 3, 2003, SCE submitted its first ERRA reasonableness review application requesting that the CPUC find its procurement-related operations during the period from September 1, 2001 through June 30, 2003 to be reasonable.  Because this is the first annual review of this activity, pursuant to new California state law, the
CPUC's interpretation and application of California state law is uncertain.  Clarification is expected in a decision in the fourth quarter of 2004.  Pursuant to the assigned commissioner's scoping memo issued on
December 9, 2003, the CPUC's Office of Ratepayer Advocates (ORA) was allowed to review the accounting calculations used in the Procurement-Related Obligations Account (PROACT) mechanism.  The ORA testimony, filed on March 19,
2004, included an audit of these accounting calculations, in which ORA recommended disallowances that totaled approximately $14 million of costs recovered through the PROACT mechanism during the period from September 1,
2001 through June 30, 2003.  In April 2004, SCE reached an agreement with the ORA (subject to CPUC approval) to reduce the PROACT disallowances to approximately $3.6 million.  This amount, which is mainly comprised of ISO grid management charges and employee-related retraining costs, would be refunded to ratepayers through a credit to the ERRA.

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

On September 27, 2004, the CPUC issued a proposed decision, adopting the SCE-ORA joint recommendation to adjust the ERRA downward by approximately $3.6 million, and finding SCE's operations during the period from September 1,
2001 through June 30, 2003 reasonable in all other respects.  However, the proposed decision adopts ORA's position that the scope of the CPUC review of SCE's dispatch operations should include a review of procurement transactions up to one year prior to the date of delivery.  A decision on this matter is expected in the fourth quarter of 2004.

On April 1, 2004, SCE submitted its second ERRA reasonableness review application requesting that the CPUC find its procurement-related operations during the period from July 1, 2003 through December 31, 2003, to be reasonable.  In addition, SCE requested recovery of a $10 million reward for efficient operation of Unit 3 of the
Palo Verde Nuclear Generating Station (Palo Verde) and $5 million in electric energy transaction administration costs.

At hearings, the ORA recommended disallowances that totaled approximately $2.6 million based on its allegation that SCE should have made additional surplus energy sales in the month-ahead market during October and November
2003.  SCE contested ORA's disallowance recommendation both on procedural grounds and on its merits.  A final decision is expected in the first quarter of 2005.

2005 ERRA Forecast

SCE submitted an ERRA forecast application on August 2, 2004, in which it forecasted a procurement-related revenue requirement for the 2005 calendar year of $3.0 billion, an increase of $733 million over 2004.  The forecast increase is primarily due to a reduction in expected power purchases by the California Department of
Water Resources (CDWR).  SCE proposed that the CPUC issue a final decision on this matter in December 2004.

Generation Procurement Proceedings

SCE resumed power procurement responsibilities for its residual-net short position (the amount of energy needed to serve SCE's customers from sources other than its own generating plants, power-purchase contracts and CDWR contracts) on January 1, 2003, pursuant to CPUC orders and California statutes passed in 2002.  The current regulatory and statutory framework requires SCE to assume limited responsibilities for CDWR contracts allocated by the CPUC, and provide full power procurement responsibilities on the basis of annual short-term procurement plans, long-term resource plans and increased procurement of renewable resources.  See "Generation Procurement
Proceedings" disclosure in the year-ended 2003 MD&A for further discussion of the matters discussed below.

Short-Term Procurement Plan

In December 2003, the CPUC adopted a 2004 short-term procurement plan for SCE.  Currently, SCE is operating under this approved short-term procurement plan.  On July 9, 2004, SCE submitted minor revisions to this short-term procurement plan, as part of its long-term resource plan filing, which is discussed below.  The CPUC is expected to consider those modifications this fall and issue a decision by the end of the year.

Each quarter, SCE is required to file a report with the CPUC demonstrating that SCE's procurement-related transactions associated with serving the demands of its bundled electricity customers were in conformance with
SCE's adopted short-term procurement plan.  SCE has submitted seven quarterly compliance filings covering the period from January 1, 2003 through September 30, 2004, including its third quarter 2004 compliance filing on
November 1, 2004 covering SCE's transactions for the period July 1, 2004 to September 30, 2004.  To date, however, the CPUC has only issued one resolution approving SCE's first compliance report for the period January 1,
2003 to March 31, 2003.  While SCE believes that all of its procurement transactions were in compliance with its adopted short-term procurement plan, SCE cannot predict with certainty whether or not the CPUC will agree with
SCE's interpretation regarding some elements.

Long-Term Resource Plan

On April 15, 2003, SCE filed its long-term resource plan with the CPUC that included both a preferred plan and an interim plan.  In January 2004, the CPUC issued a decision that did not adopt any long-term resource plan, but adopted a framework for resource planning which addressed short- and long-term resource planning, as well as the development of a resource adequacy requirement.  Until the CPUC approves a long-term resource plan for SCE, SCE will operate under its interim resource plan.

On April 1, 2004, the CPUC instituted a resource planning proceeding that will coordinate consideration of long-term resource plans.  On July 9, 2004, SCE filed testimony on its long-term resource plan, which includes a substantial commitment to cost-effective energy efficiency and an advanced load-control program.  The long-term resource plan presented four procurement plan scenarios:  a medium-load plan scenario, a high-load plan scenario, a low-load plan scenario, and a CDWR-variant scenario.  Hearings on the long-term procurement plans of SCE,
Pacific Gas and Electric Company (PG&E) and San Diego Gas & Electric Company (SDG&E) were held between August 30,
2004 and September 24, 2004.  A decision is expected by year-end 2004.

On October 28, 2004, the CPUC issued a decision clarifying the January 2004 decision.  The recent decision requires load serving entities to ensure that adequate resources have been contracted for in order to meet that entity's peak forecasted energy resource demand and an additional planning reserve margin of 15-17% of that peak load by June 1, 2006.  Currently, the decision requires SCE to demonstrate that it has contracted 90% of its
May-September 2006 resource adequacy requirement by September 30, 2005.  As the May-September period approaches,
SCE will be required to fill out the remaining 10% of its resource adequacy requirement one month in advance of expected need.  The October 28, 2004 decision also clarified that although the first compliance filing will only cover May-September 2006, the 15-17% planning reserve margin is a year-round requirement.  In its October decision, the CPUC also decided that long-term CDWR contracts allocated to the investor-owned utilities during the 2001 energy crisis are to be fully counted for resource adequacy purposes, and that any deliverability standards developed during subsequent phases will be applied to such contracts.  These deliverability standards, as well as a wide range of other issues, including scheduling, load forecasting and deliverability generally, will be addressed in a separate phase of the proceeding which is expected to be completed by mid-2005.  SCE expects to meet its resource adequacy requirements by the deadlines set forth in the decision.

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

SCE received bids for renewable resource contracts in response to a solicitation it made in August 2003 and is conducting negotiations with a short list of bidders regarding potential procurement contracts.  The procedures for measuring renewable procurement are still being developed by the CPUC.  Based upon the current regulatory framework, SCE anticipates that it will, even without new renewable procurement contracts, comply with renewable procurement mandates through at least 2005.  Beyond 2005, SCE will either need to sign new contracts and/or extend existing renewable QF contracts.

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

Currently, the CPUC is considering the appropriate methodology for allocating the CDWR's power charge revenue requirement for 2004 through 2013.  PG&E, TURN, and SCE submitted a settlement agreement, which is supported by
ORA, advocating that the costs of each of the CDWR's long-term contracts be allocated directly to the investor-owned utility bearing operational responsibility for the contract (a cost-follow-contracts allocation), with an annual adjustment to ensure that each investor-owned utility's customers bear an equitable portion of the above-market costs burden of those contracts.  The methodology proposed in the settlement agreement also facilitates the appropriate incentives for operating and administering the contracts.

The CPUC issued four draft decisions that would reject the proposed settlement agreement.  Two of those draft decisions would retain the cost-follow-contracts allocation of the avoidable costs of CDWR contracts, but would allocate 43.75% of the unavoidable costs, as opposed to the above-market burden, to the customers of PG&E, 43.75%
to those of SCE, and 12.5% of the unavoidable costs to the customers of SDG&E.  While such an allocation would lower the portion of the total power charge revenue requirement that SCE's customers would bear for the 10-year period, it would institute a methodology that SCE contends does not provide the appropriate contract administration incentives to investor-owned utilities.

A third draft decision would also retain the cost-follow-contracts allocation of the avoidable costs of CDWR contracts, but would allocate 42.2% of the unavoidable costs to the customers of PG&E, 47.5% to those of SCE, and only 10.3% of the unavoidable costs to the customers of SDG&E.

Finally, a fourth draft decision, while rejecting the settlement agreement, would adopt some of its key attributes.  It would adopt a cost-follow-contracts allocation of the avoidable costs of CDWR contracts, and allocate the above-market costs associated with the contracts:  44.8% to PG&E's customers, 45.3% to SCE's customers, and 9.9% to SDG&E's customers.  PG&E, TURN and SCE have urged the CPUC to adopt this final draft decision, modified to allocate a higher share to the customers of SDG&E.

A final decision on this matter is expected before year-end 2004.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in the year-ended 2003 MD&A, on May 17, 2002, SCE filed an application with the CPUC to address certain issues (mainly coal and slurry-water supply issues) facing the future extended operation of Mohave Generating Station (Mohave), which is partly owned by SCE.  Until the post-2005 coal and water supply uncertainty is resolved, SCE and other Mohave co-owners cannot determine whether it would be cost-effective to make the approximately $1.1 billion in Mohave-related investments
(SCE's share is $605 million), including the installation of pollution-control equipment that must be put in place in order for Mohave to continue to operate beyond 2005, pursuant to a 1999 consent decree concerning air quality.

SCE and other parties submitted further testimony and made various other filings in 2003 in SCE's application proceeding.  Pursuant to the assigned administrative law judge's March 9, 2004 ruling, on April 16, 2004, SCE updated its position and testimony on cost data and, where data are unavailable, cost estimates for Mohave on the following options:  (1) the cost of permanent shutdown; (2) the cost of installation of required pollution controls and related capital improvements to allow the facility to continue as a coal-fired plant beyond 2005;
(3) if option 2 is undertaken, the cost of temporary shutdown for complete installation of pollution controls, and any costs related to restarting the facility; and (4) other alternatives and their costs.  SCE's testimony presented a summary of work performed to date and provided an update on the status of the coal and water supply issues.  The testimony also stated that SCE does not now have detailed cost projections for any of the cost categories identified in the March 9, 2004 ruling due to the uncertainties remaining on these issues.  The testimony reiterated SCE's belief that, even if the coal and water supply issues can be satisfactorily resolved in the near future, thereby avoiding a permanent shutdown, a temporary shutdown of at least three years is likely.

On October 20, 2004, the CPUC issued a proposed decision which, among other things:  (1) directed SCE to continue negotiations regarding the post-2005 coal and water supply; (2) directed SCE to conduct a study of potential alternatives to Mohave including solar generation and coal gasification; and (3) provided an opportunity for SCE to recover in future rates certain Mohave-related costs that SCE has already incurred or is expected to incur by
2006, including certain preliminary engineering costs, water study costs and the costs of the study of Mohave alternatives.  A final decision is not expected before December 2004.

In parallel with the CPUC proceeding, negotiations have continued among the relevant parties in an effort to resolve the coal and water supply issues.  In September 2004, the parties reached agreement on certain "key principles" related to the study and possible development of a potential alternative water supply, and the parties agreed to retain a professional mediator for further negotiations, but no further resolution has been reached.

The outcome of the coal and water negotiations and SCE's application are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 could have a major impact on SCE's long-term resource plan.  The outcome of this matter is not expected to have a material impact on earnings.

San Onofre Nuclear Generating Station Proceedings and Related Matters

Steam Generator Proceedings

As discussed in the "San Onofre Steam Generators" disclosure in the year-ended 2003 MD&A, on February 27, 2004,
SCE filed an application with the CPUC in which it asked the CPUC to issue a decision by July 2005, finding that it is reasonable for SCE to replace the San Onofre Nuclear Generating Station (San Onofre) Unit 2 and 3 steam generators and establishing appropriate ratemaking for the replacement costs.  In this filing, SCE also asked the
CPUC for approval to establish a memorandum

account for recovery of up to $50 million in costs to be incurred in connection with entering into contracts for steam generator fabrication prior to the final CPUC decision.  In June 2004, the CPUC established a schedule providing for a final CPUC decision in September 2005.  In July 2004, the CPUC denied SCE's request to establish the memorandum account.

On September 30, 2004, SCE entered into a contract for steam generator fabrication with Mitsubishi Heavy
Industries America.  By the time of the CPUC's scheduled decision in September 2005, SCE anticipates that it will have committed approximately $50 million to steam generator fabrication and associated project costs.  SCE will seek recovery of these costs.

Under the San Onofre operating agreement among the co-owners, a co-owner may elect to reduce its ownership share in lieu of paying its share of the cost of repairing an "operating impairment," as such term is defined in the
San Onofre operating agreement.  SCE has declared an "operating impairment" in connection with the need for steam generator replacement.  SDG&E and the City of Anaheim have elected to reduce their respective 20% and 3.16%
ownership shares rather than participate in the steam generator replacement project.  The other co-owner, the
City of Riverside (which owns 1.79% of the units), has elected to participate in the project.  If steam generator replacement proceeds, upon completion, SDG&E's and the City of Anaheim's ownership shares of San Onofre Units 2 and 3 will be reduced in accordance with the formula set forth in the operating agreement.  SCE and the City of
Anaheim agree on application of the formula.  Utilizing the agreed-upon approach would reduce the City of
Anaheim's share of San Onofre Units 2 and 3 to zero percent upon completion of the steam generator replacement.
SCE and SDG&E do not agree on the application of the formula.  SCE believes SDG&E's ownership share would be reduced from 20% to zero percent.  SDG&E's believes its ownership share would be reduced from 20% to 14%.  As a result, the application of the formula is subject to arbitration which SCE and SDG&E are attempting to schedule for early 2005.

The transfer of all or any portion of SDG&E's and the City of Anaheim's respective ownership share as a result of their election not to participate in steam generator replacement will require Nuclear Regulatory Commission approval.  The transfer of all or any portion of SDG&E's ownership share will require CPUC approval.

San Onofre Reactor Vessel Heads

During the ongoing San Onofre Unit 3 refueling outage that began on September 28, 2004, SCE conducted a planned inspection of the Unit 3 reactor vessel head and found indications of degradation.  Although the degradation is far below the level at which leakage would occur, SCE plans to make repairs during the current outage using readily available tooling and a Nuclear Regulatory Commission-approved repair technique.  While this is San
Onofre's first experience of this kind of degradation to the reactor vessel head, the detection and repair of similar degradation is now common in the industry.  SCE plans to replace the Unit 2 and 3 reactor vessel heads during the planned refueling outages in 2009-2010.

San Onofre Pressurizer Heater Sleeve Replacement

San Onofre Units 2 and 3 each include a pressurizer tank that contains 30 heater penetrations fabricated from the same material used in the steam generator tubes.  These penetrations, also known as sleeves, are 13-inch long sections of pipe welded into the bottom of the pressurizer.  During the current Unit 3 outage, SCE performed inspections of two sleeves and found evidence of degradation.  Degradation of the pressurizer sleeves has been a concern in the nuclear industry for some time, and SCE had been planning to replace all of the sleeves in both units during their next scheduled refueling outages in 2005 and 2006, respectively.  With the discovery of sleeve degradation, SCE has decided to move the planned replacement of all 30 of Unit 3's sleeves forward from 2006 into the current outage.  This extra work will lengthen the outage from 55 days to the range of 95 to 110 days.  The unit is expected to return to service

in late December 2004 or January 2005.  This additional repair work will cost approximately $9 million.  The CPUC will review the reasonableness of outage-related capital costs and replacement power costs in future rate-making proceedings.  SCE believes the costs are reasonable, recovery of the costs should be authorized, and the acceleration of the needed repairs should not impact earnings.

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

The CPUC issued a final decision on SCE's 2003 GRC application on July 8, 2004, authorizing an annual increase of approximately $73 million in base rates, retroactive to May 22, 2003 (the date a final CPUC decision was originally scheduled to be issued).  The decision also authorized a base rate revenue decrease of $49 million in
2004, and a subsequent increase of $84 million in 2005.  During the second quarter of 2004, SCE recorded pre-tax net regulatory adjustments of $180 million as a result of the implementation of the 2003 GRC decision, primarily relating to the recognition of revenue from the rate recovery of pension contributions during the time period that the pension plan was fully funded, the resolution of the allocation of costs between transmission and distribution for 1998 through 2000, partially offset by the deferral of revenue previously collected during the
ICIP mechanism for dry cask storage.  The adjustments were included in the caption "provisions for regulatory adjustment clauses--net" on the income statement.  See "Results of Operations and Historical Cash Flow
Analysis--Results of Operations" for further discussion.

Because processing of the GRC took longer than initially scheduled, in May 2003, the CPUC approved SCE's request to establish a memorandum account to track the revenue requirement increase during the period between May 22,
2003 and the date a final decision was adopted.  In July 2004, SCE submitted an advice filing to record the amount in this memorandum account and recorded an approximate $55 million pre-tax gain in the third quarter of
2004 included in the caption "operating revenue" on the income statement.  In addition, during the third quarter of 2004 SCE recorded approximately $48 million in pre-tax gains related to the 1997-1998 generation-related capital additions ($31 million, which is included in the caption "provisions for regulatory adjustment clauses--net" on the income statement) and the related rate recovery ($17 million, which is included in the caption
"operating revenue" on the income statement).  See "Results of Operations and Historical Cash Flow
Analysis--Results of Operations" for further discussion.

The amount recorded in the GRC memorandum account will be recovered in rates together with the 2004 revenue requirement authorized by the CPUC in the GRC decision.  The GRC rate increase was combined with other rate changes from pending rate proceedings and became effective August 5, 2004.

2006 General Rate Case Proceeding

On August 20, 2004, SCE submitted a notice of intent to file an application for a 2006 GRC.  SCE expects to ask the CPUC to authorize a $396 million increase in base revenue requirement in 2006, primarily for capital expenditures to accommodate load growth and replace aging distribution systems.  SCE also expects to ask the CPUC to authorize continuation of SCE's existing post-test year rate-making mechanism, which would result in base rate revenue increases of $157 million and $140 million in 2007 and 2008, respectively.  If the CPUC approves these requested increases and allocates them to ratepayer

groups on a system average percentage change basis, the total increase over current base rates is estimated to be
10.8%.  SCE anticipates filing its 2006 GRC application in December 2004.

2005 Cost of Capital

SCE's annual cost of capital applications with the CPUC are required to be filed in May of each year, with decisions rendered in such proceedings becoming effective January 1 of the following year.  On May 10, 2004, SCE filed an application requesting the CPUC to maintain for 2005 the currently authorized 11.60% return on common equity for SCE's CPUC-jurisdictional assets.  SCE requested a change in the authorized capital structure to reflect the debt equivalence of power-purchase agreements, and revised returns on long-term debt and preferred stock.  The request would result in a decrease in revenue requirement of approximately $28 million.  A final decision on this matter is expected in December 2004.

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

In an April 22, 2004 decision, the CPUC imposed minor penalties ($656,000) related to SCE's overhead and underground electric line maintenance practices for failing to make repairs within a reasonable amount of time.
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
On February 12, 2004, the D.C. Circuit Court granted the FERC's motion and remanded the record back to the FERC for further consideration.  On May 6, 2004, the FERC issued its order reaffirming its earlier decisions.  SCE and the other two California utilities are pursuing the appeal before the D.C. Circuit Court, and filed their opening briefs with the D.C. Circuit Court on October 12, 2004.

Wholesale Electricity and Natural Gas Markets

In 2000, the FERC initiated an investigation into the justness and reasonableness of rates charged by sellers of electricity in the California Power Exchange (PX) and ISO markets.  On March 26, 2003, the FERC staff issued a report concluding that there had been pervasive gaming and market manipulation of both the electric and natural gas markets in California and on the West Coast during 2000-2001 and describing many of the techniques and effects of that market manipulation.  SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets.  Under the 2001 CPUC settlement agreement, mentioned in "--Generation and Power Procurement--CPUC Litigation Settlement
Agreement," 90% of

any refunds actually realized by SCE will be refunded to customers, except for the El Paso Natural Gas Company settlement agreement discussed below.

El Paso Natural Gas Company (El Paso) entered into a settlement agreement with parties to a class action lawsuit
(including SCE, PG&E and the State of California) settling claims stated in proceedings at the FERC and in San
Diego County Superior Court that El Paso had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in
2000-2001.  The United States District Court has issued an order approving the stipulated judgment and the settlement agreement has become effective.  Pursuant to a CPUC decision, SCE will refund to customers amounts received under the terms of the El Paso settlement (net of legal and consulting costs) through its ERRA mechanism.  In June 2004, SCE received its first settlement payment of $76 million.  Approximately $66 million of this amount was credited to purchased power expense, and will be refunded to SCE's ratepayers through the ERRA over the next 12 months and the remaining $10 million was used to offset SCE's incurred legal costs.  Additional settlement payments totaling approximately $134 million are due from El Paso over a 20-year period.  Amounts
El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to SCE's share of the CDWR's power charge revenue requirement.

On July 2, 2004, the FERC approved a settlement agreement between SCE, SDG&E and PG&E and The Williams Cos. and
Williams Power Company, providing for approximately $140 million in refunds and other payments to the settling purchasers and others against some of Williams' power charges in 2000-2001.  On August 2, 2004, SCE received its approximately $37 million share of the refunds and other payments under the Williams settlement.

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

On July 12, 2004, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Duke Energy
Corporation and a number of its affiliates.  The settlement terms agreed to with the Duke parties provide for refunds and other payments totaling in excess of $200 million, with a proposed allocation to SCE of approximately
$45 million.  The Duke settlement was submitted to the FERC for its approval on October 1, 2004.

The exact manner in which net settlement proceeds under the Duke, Williams and Dynegy settlements will be refunded to customers is expected to be the subject of a future CPUC determination.  Any settlement amounts received have been deferred, pending a final decision.

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
As of September 30, 2004, the bark beetle CEMA had a balance of $106 million and the fire-related CEMA had a balance of $11 million.  SCE submitted an advice filing with the CPUC in June 2004 to recover approximately
$18 million in bark beetle-related

costs incurred in 2003.  On September 23, 2004, the CPUC issued a resolution on SCE's advice filing granting recovery of the majority of the $18 million bark beetle related costs recorded in 2003.  The CPUC disallowed approximately $500,000 in recorded costs based on the assertion that such costs were already recovered in rates under SCE's routine line-clearing program.  The CPUC also modified its original authorization and now requires future bark beetle CEMA filings to be applications instead of advice letters.  SCE estimates that it will spend approximately $135 million on this project in 2004 and approximately $45 million in 2005.  SCE will submit an application to recover the 2004 costs in 2005.  SCE expects to submit an application with the CPUC in the fourth quarter of 2004 to seek recovery of the fire-related costs.

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

On May 21, 2004, the Court of Appeal issued its decision in the two consolidated cases, and denied the utilities'
and their holding companies' challenges to both CPUC decisions.  The Court of Appeal held that the CPUC has limited jurisdiction to enforce in a CPUC proceeding the conditions agreed to by holding companies incident to their being granted authority to assume ownership of a CPUC-regulated utility.  The Court of Appeal held that the
CPUC's decision interpreting the first priority requirement was not reviewable because the CPUC had not made any ruling that any holding company had violated the first priority requirement.  However, the Court of Appeal suggested that if the CPUC or any other authority were to rule that a utility or holding company violated the first priority requirement, the utility or holding company would be permitted to challenge both the finding of violation and the underlying interpretation of the first priority requirement itself.  On June 30, 2004, Edison
International and the other utility holding companies filed with the California Supreme Court a petition for review of the Court of Appeal decision as to jurisdiction over holding companies, but they and the utilities did not file a challenge to the decision as to the first priority issue.  On September 1, 2004, the California
Supreme Court denied the petition for review.  The Court of Appeal's decision, as to jurisdiction, is now final.

The original order instituting the investigation into whether the utilities and their holding companies have complied with CPUC decisions and applicable statutes remains in effect, and the CPUC could initiate further proceedings as to any of the issues mentioned in the first paragraph above.  It is uncertain whether or when the CPUC would do so.

Investigations Regarding Performance Incentive Rewards

SCE is eligible under its CPUC-approved performance-based ratemaking (PBR) mechanism to earn rewards or penalties based on its performance in comparison to CPUC-approved standards of customer satisfaction, employee injury and illness reporting, and system reliability.

SCE has been conducting investigations into its performance under these PBR mechanisms and has reported to the
CPUC certain findings of misconduct and misreporting as further discussed below.  As a result of the reported events, the CPUC could institute its own proceedings to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, injury and illness reporting, and system reliability portions of PBR.  The CPUC also may consider whether to impose additional penalties on SCE.
SCE cannot predict with certainty the outcome of these matters or estimate the potential amount of refunds, disallowances, and penalties that may be required.

Customer Satisfaction

SCE received two letters in 2003 from one or more anonymous employees alleging that personnel in the service planning group of SCE's transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization.  The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties to SCE under the PBR provisions for customer satisfaction.  SCE recorded aggregate customer satisfaction rewards of $28 million for the years 1998, 1999 and 2000.  Potential customer satisfaction rewards aggregating $10 million for the years 2001 and 2002 are pending before the CPUC and have not been recognized in income by SCE.  SCE also anticipated that it could be eligible for customer satisfaction rewards of about
$10 million for 2003.

SCE has been conducting an internal investigation and keeping the CPUC informed of its progress.  On June 25,
2004, SCE submitted to the CPUC a PBR customer satisfaction investigation report, which concluded that employees in the design organization of the transmission and distribution business unit deliberately altered customer contact information in order to affect the results of customer satisfaction surveys.  At least 36 design organization personnel engaged in deliberate misconduct including alteration of customer information before the data were transmitted to the independent survey company.  Because of the apparent scope of the misconduct, SCE proposed to refund to ratepayers all of the $12 million in PBR rewards that are attributable to the design organization's portion of the customer satisfaction rewards for the entire PBR period (1997-2003).  In addition, during its investigation, SCE determined that it could not confirm the integrity of the method used for obtaining customer satisfaction survey data for meter reading.  Thus, SCE also proposed to refund all of the approximately
$2 million of customer satisfaction rewards associated with meter reading.  SCE expects that it would refund approximately half of the total of $14 million from customer satisfaction rewards previously received.  SCE believes it is likely that it could deal with the approximate remaining half by adjustments to the pending and to-be-requested rewards noted above.

SCE has taken remedial action as to the customer satisfaction survey misconduct by severing the employment of several supervisory personnel, updating system process and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.

The CPUC has not yet opened a formal investigation into this matter.  However, it has submitted several data requests to SCE and has requested an opportunity to interview a number of SCE employees in the design organization.  SCE is in the process of responding to those requests.

Employee Injury and Illness Reporting

In light of the problems uncovered with the customer satisfaction surveys, SCE is conducting an investigation into the accuracy of SCE's employee injury and illness reporting.  The yearly results of employee injury and illness reporting to the CPUC are used to determine the amount of the incentive reward or penalty to SCE under the PBR mechanism.  Since the inception of PBR in 1997, SCE has received $20 million in employee safety incentives for 1997 through 2000 and, based on SCE's records, may be entitled to an additional $15 million for
2001 through 2003.

While this investigation is not yet complete, on October 21, 2004, SCE reported to the CPUC and other appropriate regulatory agencies certain findings concerning SCE's performance under the PBR incentive mechanism for injury and illness reporting.  Under the PBR mechanism, rewards and/or penalties for the years 1997 through 2003 were based upon a total incident rate, which included two equally weighted measures:  OSHA recordable incidents and first aid incidents.  The major issue disclosed in the investigative findings to the CPUC was that SCE failed to implement an effective recordkeeping system sufficient to capture all required data for first aid incidents.
SCE's investigation also found reporting inaccuracies for OSHA recordable incidents, but the impact of these inaccuracies did not have a material effect on the PBR mechanism.

As a result of these findings, SCE proposed to the CPUC that it not collect any reward under the mechanism for any year before 2005, and it return to ratepayers the $20 million it has already received.  SCE has also proposed to withdraw the pending rewards for the 2001-2003 time frames.

SCE is taking other remedial action to address the issues identified, including revising its organizational structure and overall program for environmental, health and safety compliance.  Additional actions, including disciplinary action against specific employees identified as having committed wrongdoing, may result once the entire investigation is completed, which is expected by the end of November 2004.

System Reliability

In light of the problems uncovered with the PBR mechanisms discussed above, SCE is conducting an investigation into the third PBR metric, system reliability.  Since the inception of PBR payments in 1997, SCE has received
$8 million in rewards and has applied for an additional $5 million reward based on frequency of outage data for
2001.  For 2003, SCE's data would result in a penalty of $5 million which has not yet been assessed.

While this investigation is not yet complete, on October 21, 2004, SCE reported to the CPUC that overall, the reliability reporting system is working well.

OTHER DEVELOPMENTS

Electric and Magnetic Fields

As discussed in the "Electric and Magnetic Fields" disclosure in the year-ended 2003 MD&A, certain issues have been raised regarding electric and magnetic fields that naturally result from the generation, transmission, distribution and use of electricity.  On August 19, 2004, the CPUC issued an order instituting a rulemaking to update the CPUC's policies and procedures related to electromagnetic fields emanating from regulated utility facilities.  Comments to clarify the issues to be addressed in the proceeding are due by December 31, 2004.  SCE cannot predict with certainty the outcome of this proceeding.

Employee Compensation and Benefit Plans

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
This decision, however, conflicts with the decisions from two other federal district courts (including a post-IBM decision issued in June 2004) and with the proposed regulations for cash balance pension plans issued by the
Internal Revenue Service (IRS) in December 2002.  On February 12, 2004, the same federal district court ruled that IBM must make back payments to workers covered under this plan.  IBM has indicated that it will appeal both decisions to the United States Court of Appeals for the Seventh Circuit.  On September 15 and September 29, 2004,
IBM announced settlements of some of the claims, but stated the company would continue to appeal the two claims relating to age discrimination.  The settlements also cap the potential damages IBM will face if it loses its appeal on the age discrimination issues.  The formula for SCE's cash balance pension plan does not meet the standard set forth in the federal district court's July 31, 2003 decision.  SCE cannot predict with certainty the effect of the two IBM decisions on SCE's cash balance pension plan.

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

SCE's recorded estimated minimum liability to remediate its 24 identified sites is $88 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $131 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $30 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $61 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $13 million to $25 million.  Recorded costs for the twelve months ended September 30, 2004 were $17 million.

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

Federal Income Taxes

Edison International has reached a tentative settlement with the IRS on tax issues and pending affirmative claims relating to its 1991 to 1993 tax years currently under appeal.  This settlement, which will be finalized in 2005, is expected to result in a net earnings benefit for SCE of approximately $50 million.

In August 2002, Edison International received a notice from the IRS asserting deficiencies in federal corporate income taxes for its 1994 to 1996 tax years.  Included in these amounts are deficiencies asserted against SCE.
The vast majority of SCE's asserted tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of interest and penalties), if any, would benefit SCE as future tax deductions.  SCE believes that it has meritorious legal defenses to deficiencies asserted against it and believes that the ultimate outcome of these matters will not result in a material impact on SCE's consolidated results of operations or financial position.

In April 2004, Edison International filed California Franchise Tax amended returns for tax years 1997 through
2002 to abate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice that was published in 2001.
These transactions include a transaction entered into by an SCE subsidiary, which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company.  Edison International filed these amended returns under protest retaining its appeal rights and SCE believes that Edison International will prevail in an outcome that will not have a material financial impact on SCE.

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

Some of the issues included in this case were addressed by the United States Supreme Court in a separate legal proceeding filed by the Navajo Nation in the United States Court of Federal Claims against the United States
Department of Interior.  In that action, the Navajo Nation claimed that the Government breached its fiduciary duty concerning negotiations relating to the coal lease involved in the Navajo Nation's lawsuit against SCE and
Peabody.  On March 4, 2003, the Supreme Court concluded, by majority decision, that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the
Supreme Court's analysis, on April 28, 2003, SCE and Peabody filed motions to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  On April 13, 2004, the D.C. District Court denied SCE's and
Peabody's April 2003 motions to dismiss or, in the alternative, for summary judgment.  The D.C. District Court subsequently issued a scheduling order that imposed a December 31, 2004 discovery cut-off.  Pursuant to a joint request of the parties, the D.C. District Court granted a 120-day stay of the action to allow the parties to attempt to resolve, through facilitated negotiations, all issues associated with Mohave.  The facilitated negotiations are currently set to commence on November 8, 2004.  The stay granted by the D.C. District Court is scheduled to expire on February 5, 2005.

The United States Court of Appeals for the D.C. Circuit, acting on a suggestion on remand filed by the Navajo
Nation, held in a October 24, 2003 decision that the Supreme Court's March 4, 2003 decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question.  The Government and the Navajo Nation both filed petitions for rehearing of the
October 24, 2003 D.C. Circuit Court decision.  Both petitions were denied on March 9, 2004.  On March 16, 2004, the D.C. Circuit Court issued an order remanding the case against the Government to the Court of Federal Claims, which conducted a status conference on May 18, 2004.  As a result of the status conference discussion, the Court of Federal Claims has ordered the Navajo Nation and the Government to brief the remaining issues following remand.  Peabody's motion to intervene as a party in the remanded Court of Federal Claims case was denied.

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

Results of Operations

Earnings from Continuing Operations

SCE's earnings from continuing operations were $260 million and $604 million for the three and nine months ended
September 30, 2004, respectively, compared with $331 million and $659 million for the three and nine months ended
September 30, 2003, respectively.  The decrease in third quarter earnings primarily reflects a $79 million reduction in regulatory items.  After adjusting for regulatory items, higher revenue authorized in the utility's
2003 GRC for 2004 more than offset the expiration of the

incentive mechanism for the San Onofre nuclear plant and higher operating and maintenance expense.  SCE's 2004 third quarter earnings included two positive regulatory items totaling $64 million resulting from the implementation of the 2003 GRC decision that were partially offset by $14 million for the anticipated refund of employee safety awards previously recognized.  Positive regulatory items that occurred in the third quarter of
2003 included $79 million related to the CPUC decision on cost allocation and $50 million for the disposition of the PROACT account.  The decrease for the nine months ended September 30, 2004, compared with the year-earlier period, primarily reflects the expiration of the incentive mechanism for San Onofre and the net effect of several regulatory items partially offset by higher authorized revenue.  SCE's 2004 earnings include $157 million (after tax) from regulatory items primarily related to its 2003 GRC decision.  SCE's 2003 earnings include $189 million
(after tax) from various positive regulatory items.

Operating Revenue

SCE's retail sales represented approximately 88% and 86% of operating revenue for the three- and nine-month periods ended September 30, 2004, respectively, and approximately 93% for both the three- and nine-month periods ended September 30, 2003, respectively.  Due to warmer weather during the summer months, operating revenue during the third quarter of each year is significantly higher than other quarters.

Operating revenue decreased for both the three- and nine-month periods ended September 30, 2004, compared to the same periods in 2003.  The decreases were mainly due to the implementation of a CPUC-approved customer rate reduction plan effective August 1, 2003, a decrease in sales volume resulting from the CDWR providing a greater amount of energy to SCE's customers in 2004, as compared to 2003 (see discussion below) and the recognition of revenue in 2003 from a CPUC-authorized surcharge collected in 2002 used to recover costs incurred in 2003.  There was no surcharge revenue recognized in 2004.  The three- and nine-month period decreases were partially offset by the recognition of revenue resulting from the consolidation of SCE's variable interest entities on March 31, 2004
(see "Critical Accounting Policies" and "New Accounting Principles"), higher resale sales revenue due to a greater amount of excess energy in 2004, as compared to 2003.  As a result of the CDWR contracts allocated to
SCE, excess energy from SCE sources may exist at certain times, which then is resold in the energy markets.  In addition, the decreases were partially offset by regulatory adjustments resulting from the implementation of the
2003 GRC decision (see "Regulatory Matters--Transmission and Distribution--2003 General Rate Case Proceeding" for
further discussion).  The nine-month period decrease was also partially offset by an allocation adjustment for the CDWR energy purchases recorded in 2003.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning January 17, 2001), CDWR bond-related costs (beginning November 15, 2002) and direct access exit fees (beginning January 1, 2003) are remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $693 million and $1.9 billion for the three- and nine-month periods ended September 30, 2004, compared to $541 million and $1.4 billion for the same periods in 2003.

Operating Expenses

Fuel expense increased in both the three- and nine-month periods ended September 30, 2004, as compared to the same periods in 2003, primarily due to the consolidation of SCE's variable interest entities.  The nine-month period increase also reflects increased coal expense at SCE's Mohave coal facility due increased generation in the second quarter of 2004, as compared to the same period in 2003, resulting from a planned outage and maintenance repairs in the second quarter of 2003, offset by lower coal expense during the first quarter of 2004 at SCE resulting from a scheduled major overhaul at SCE's Four Corners coal facility in 2004.

Purchased-power expense decreased in both the three- and nine-month periods ended September 30, 2004, as compared to the same periods in 2003.  The decrease was mainly due to the consolidation of SCE's variable interest entities The decrease was partially offset by an increase in ISO-related costs, higher expenses related to power purchased by SCE from qualifying facilities (QFs), as discussed below, higher expenses resulting from an increase in the number of gas bilateral contracts in 2004, as compared to 2003, and higher unrealized losses associated with hedging instruments in 2004, as compared to 2003.  The nine-month period increase was also partially offset by the receipt of a settlement agreement payment between SCE and El Paso Natural Gas Company (see "Regulatory
Matters--Transmission and Distribution--Wholesale Electricity and Natural Gas Markets").

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  Energy payments to gas-fired QFs are generally tied to spot natural gas prices.  Effective May 2002, energy payments for most renewable QFs were converted to a fixed price of 5.37(cent)-per-kWh.  Average spot natural gas prices were higher during the three- and nine-month periods ended September 30, 2004, compared to the same periods in 2003.

Provisions for regulatory adjustment clauses - net decreased in both the three- and nine-month periods ended
September 30, 2004, mainly due to the collection of the PROACT balance and the implementation of the
CPUC-authorized rate-reduction plan in the summer of 2003.  This resulted in decreases of approximately
$425 million and $735 million for the three- and nine-month periods, respectively.  The decreases also reflect a net effect of approximately $40 million and $220 million of regulatory adjustments, for the three- and nine-month periods, respectively, related to the implementation of SCE's 2003 GRC decision (see "Regulatory
Matters--Transmission and Distribution--2003 General Rate Case Proceeding") and the deferral of costs for future recovery in the amount of approximately $34 million and $102 million associated with the bark beetle infestation for the three- and nine-month periods ended September 30, 2004, respectively (see "Regulatory Matters--Other
Regulatory Matters--Catastrophic Event Memorandum Account").  The decreases also reflect the mark-to-market of hedging instruments, including the recovery of approximately $115 million (for the nine months ended
September 30, 2004) of gas hedging costs through regulatory mechanisms in the first quarter of 2003.  The decreases were partially offset by the favorable resolution of certain regulatory cases recorded in the third quarter of 2003 and the anticipated refund of employee injury and illness performance incentive rewards previously earned (see "Regulatory Matters--Other Regulatory Matters--Investigations Regarding Performance
Incentive Rewards").  The nine-month period decrease was also partially offset by the El Paso settlement payment received, of which $66 million was refunded to customers through the ERRA account,  as well as an allocation adjustment of approximately $110 million for CDWR energy purchases recorded in 2003.

Other operation and maintenance expense increased in both the three- and nine-month periods ended September 30,
2004, compared to the same periods in 2003, mainly due to costs incurred in 2004 related to the removal of trees and vegetation associated with the bark beetle infestation (see "Regulatory Matters--Other Regulatory
Matters--Catastrophic Event Memorandum Account"), higher operation and maintenance costs related to the San Onofre
Unit 2 refueling outage in 2004, and operating and maintenance expense related to the consolidation of SCE's variable interest entities.  These increases were partially offset by a decrease in postretirement benefits other than pensions, including the effects of adopting the Medicare Prescription Drug, Improvement and Modernization
Act of 2003 in the third quarter of 2004 (see "New Accounting Principles" for further discussion) and lower worker's compensation claims in 2004.  The nine-month increase was also due to higher operation and maintenance costs related to a scheduled major overhaul at SCE's Four Corners coal facility and additional costs for 2003 incentive compensation due to upward revisions in the computation in 2004.

Depreciation, decommissioning and amortization expense decreased in the three-month period ended September 30,
2004, and increased in the nine-month period ended September 30, 2004, as compared to the same periods in 2003.
The three- and nine-month variances were mainly due to the impact of the expiration of the Palo Verde and San Onofre ICIP mechanisms in 2004, an increase in SCE's depreciation expense associated with additions to transmission and distribution assets, and the consolidation of SCE's variable interest entities.  Contributing to the nine-month increase was an increase in SCE's nuclear decommissioning expense.

Other Income and Deductions

Interest and dividend income decreased in both the three- and nine-month periods ended September 30, 2004, as compared to the same periods in 2003, due to the absence of interest income on the PROACT balance in 2004, as compared to 2003.  At July 31, 2003 the PROACT balance was overcollected, and was transferred to the ERRA on
August 1, 2003.

Other nonoperating income decreased for the three-month period ended September 30, 2004 mainly due to SCE's recognition of 2000 performance rewards related to Palo Verde approved by the CPUC and recorded in the third quarter of 2003.

Minority interest represents SCE's variable interest entities consolidated upon adoption of a new accounting pronouncement in second quarter 2004 (see "Critical Accounting Policies" and "New Accounting Principles").

Income Taxes

Income taxes decreased for both the three- and nine-month periods ended September 30, 2004, compared to the same periods in 2003, primarily due to a decrease in pre-tax income as well as changes in property related flow-through taxes between the periods and resumption of the dividend payment to the employee stock ownership plan in 2004.  The decreases were partially offset by a reduction in 2003 tax expense related the flow-through impact of the sale of SCE's fuel oil pipeline and storage business.  The nine-month decrease was also partially offset by the 2003 favorable resolution of a FERC rate case.

SCE's composite federal and state statutory rate was 40.2% and 39.7% for the three- and nine-month periods ended
September 30, 2004 which approximates its composite federal and state statutory rate of 40%.

Earnings from Discontinued Operations

Earnings from discontinued operations were $44 million and $50 million for the three and nine months ended
September 30, 2003, respectively, reflecting SCE's oil storage and pipeline facilities that were sold in third quarter 2003.  SCE recorded an after-tax gain on sale of $44 million for these facilities.

Historical Cash Flow Analysis

The "Historical Cash Flow Analysis" section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.7 billion for the nine months ended September 30, 2004, and $2.3 billion for the comparable period in 2003.  The change in cash provided by operating activities was mainly due to overcollections in 2003 used to recover PROACT, as well as the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Net cash used by financing activities was $175 million for the nine months ended September 30, 2004, compared to net cash used by financing activities of $931 million for the comparable period in 2004.  Cash used by financing activities from continuing operations in 2004 mainly consisted of long-term and short-term debt payments.

SCE financing activities include the issuance of $300 million of 5% bonds due in 2014, $525 million of 6% bonds due in 2034 and $150 million of floating rate bonds due in 2006 during the first quarter of 2004.  The proceeds from these issuances were used to redeem $300 million of 7.25% first and refunding mortgage bonds due March 2026,
$225 million of 7.125% first and refunding mortgage bonds due July 2025, $200 million of 6.9% first and refunding mortgage bonds due October 2018, and $100 million of junior subordinated deferrable interest debentures due June
2044.  In addition, during the first quarter of 2004, SCE paid the $200 million outstanding balance of its credit facility, as well as remarketed approximately $550 million of pollution-control bonds with varying maturity dates ranging from 2008 to 2040.  Approximately $354 million of these pollution-control bonds had been held by SCE since 2001 and the remaining $196 million were purchased and reoffered in 2004.  In March 2004, SCE issued
$300 million of 4.65% first and refunding mortgage bonds due in 2015 and $350 million of 5.75% first and refunding mortgage bonds due in 2035.  A portion of the proceeds from the March 2004 first and refunding mortgage bond issuances were used to fund the acquisition and construction of the Mountainview project.  During the third quarter, SCE paid $125 million of 5.875% bonds due in September 2004.  Financing activities in 2004 also included dividend payments of $595 million of equity to Edison International.

During the nine-month period ended September 30, 2003, SCE repaid $300 million of a one-year term loan due March
3, 2003, and $300 million on its revolving line of credit, both of which were part of the $1.6 billion financing that took place in the first quarter of 2002.  In addition, SCE repaid $125 million of its 6.25% first and refunding mortgage bonds.

Cash Flows from Investing Activities

Net cash used by investing activities was $1.5 billion for the nine months ended September 30, 2004, compared to
$678 million for the comparable period in 2003.  Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.

Investing activities in 2004 reflect $1.1 billion in additions to property and plant, primarily for transmission and distribution asset, and $285 million of acquisition costs related to the Mountainview project.  Investing activities in 2003 reflect $820 million in additions to property and plant, primarily for transmission and distribution assets.

ACQUISITION

On March 12, 2004, SCE acquired Mountainview Power Company LLC, which owns a power plant under construction in
Redlands, California.  SCE has recommenced full construction of the approximately $600 million project, which is expected to be completed in early 2006.  The construction work in progress for this project is recorded in nonutility property on Edison International's September 30, 2004 balance sheet.  SCE expects to finance the capital costs of the project with debt and equity consistent with its authorized capital structure.

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

SCE has 272 long-term power-purchase contracts with independent power producers that own QFs.  SCE was required under federal law to sign such contracts, which typically require SCE to purchase 100% of the power produced by these facilities under terms and pricing controlled by the CPUC.  SCE conducted a review of its QF contracts and determined that SCE has variable interests in 17 contracts with gas-fired cogeneration plants that are potential
VIEs and that contain variable pricing provisions based on the prices of natural gas and for which SCE does not have sufficient information to determine if the projects qualify for a scope exception.  SCE requested from the entities that hold these contracts the financial information necessary to determine whether SCE must consolidate these projects.  All 17 entities declined to provide SCE with the necessary financial information.  However, four of the 17 contracts are with entities 49%-50% owned by a related party, Edison Mission Energy (EME).  Although the four related-party entities have declined to provide their financial information to SCE, Edison International has access to such information and has provided combined financial statements to SCE.  SCE has determined that it must consolidate the four power projects partially owned by EME based on a qualitative analysis of the facts and circumstances of the entities, including the related-party nature of the transaction.  SCE will continue to attempt to obtain information for the other 13 projects in order to determine whether they should be consolidated by SCE.  The remaining 255 contracts will not be consolidated by SCE under the new accounting standard since SCE lacks a variable interest in these contracts or the contracts are with governmental agencies, which are generally excluded from the standard.

See the year-ended 2003 MD&A for a complete discussion of Edison International's other critical accounting policies.

NEW ACCOUNTING PRINCIPLES

In May 2004, the Financial Accounting Standards Board issued accounting guidance related to the Medicare
Prescription Drug, Improvement and Modernization Act of 2003.  SCE adopted this guidance effective July 1, 2004, which resulted in a decrease of $81 million to SCE's accumulated benefit obligation for postretirement benefits other than pensions.  SCE's third quarter 2004 expense decreased approximately $5 million as a result of the subsidy.  According to proposed federal regulations, SCE's retiree health care plans provide prescription drug benefits that are deemed to be actuarially equivalent to Medicare benefits.  Accordingly, SCE recognized the subsidy in the measurement of its accumulated obligation and recorded an actuarial gain.

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

SCE's long-term debt maturities and sinking-fund requirements for the five twelve-month periods following
September 30, 2004 are:  2005 - $247 million; 2006 - $928 million; 2007 - $1.2 billion; 2008 - $122 million; 2009
- $219 million; and thereafter - $2.7 billion.  These amounts have been updated to reflect financing activities during the nine months ended September 30, 2004.

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

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

Navajo Nation Litigation

Information about the Navajo Nation Litigation appears in Part I, Item 2, "Management's Discussion and Analysis
of Financial Condition and Results of Operations" under the heading "Other Developments--Navajo Nation Litigation"
and is incorporated herein by this reference.  Information about the Navajo Nation Litigation was previously reported in Part I, Item 3 of SCE's Annual Report on Form 10-K for the year ended December 31, 2003, and in
Part II, Item 1 of SCE's Quarterly Report on Form 10-Q for the period ending March 31, 2004, and in Part II,
Item 1 of SCE's Quarterly Report on Form 10-Q for the period ending June 30, 2004.

Item 6.    Exhibits

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

                                                     SOUTHERN CALIFORNIA EDISON COMPANY
                                                                       (Registrant)

                                                     By
                                                              /s/ THOMAS M. NOONAN
                                                              --------------------------------------------
                                                              THOMAS M. NOONAN
                                                              Vice President and Controller

                                                     By
                                                              /s/ KENNETH S. STEWART
                                                              --------------------------------------------
                                                              KENNETH S. STEWART
                                                              Assistant General Counsel and
                                                              Assistant Secretary

Dated:  November 8, 2004