Form 10-K
period 2004-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 2005-03-16
CIK 92103

=====================================================================================================
                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         December 31, 2004
                          ---------------------------------------------------------------------------

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    -----------------------------------------

                                           Commission File Number 1-2313

                                        SOUTHERN CALIFORNIA EDISON COMPANY
                              (Exact name of registrant as specified in its charter)

                 California                                                               95-1240335
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
Yes |_|    No |X|

As of June 30,  2004,  there were  434,888,104  shares of Common  Stock  outstanding,  all of which are held by the registrant's  parent holding  company.  The aggregate  market value of  registrant's  voting and non-voting  common equity held by  non-affiliates  was zero.  As of  March 10,  2005,  there were  434,888,104  shares of Common Stock outstanding.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the  following  documents  listed  below have been  incorporated  by  reference  into the parts of this report so indicated.

(1)  Designated portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2004........................................................  Parts I and II
(2)  Designated portions of the Joint Proxy Statement relating to registrant's 2005 Annual Meeting of Shareholders.........................................  Part III

===================================================================================================================

Page

                                                 TABLE OF CONTENTS

Item                                                                                               Page
---------------------------------------------------------------------------------------------------------

Forward-Looking Statements.........................................................................  1

                                                      Part I

                                                      Part II

5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer

                                                     Part III

         Report of Independent Registered Public Accounting Firm and

Page

                                            FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect Southern California Edison
Company's (SCE) current expectations and projections about future events based on SCE's knowledge of present facts and circumstances and assumptions about future events.  Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements.  In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates,"
"intends," "plans," "probable," and variations of such words and similar expressions are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE are referred to in the first paragraph of the Introduction in the Management's Discussion and Analysis of Financial Condition and Results of
Operations (MD&A) that appears in SCE's 2004 Annual Report to Shareholders (Annual Report), a copy of which is filed as Exhibit 13 to this Form 10-K, and is incorporated by reference into Part II, Item 7 of this report.

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

                                                      PART I

Item 1.  Business

SCE was incorporated in 1909 under the laws of the State of California.  SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000-square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities.  This SCE service territory includes approximately 430 cities and communities and a population of more than 13 million people.  In 2004,
SCE's total operating revenue was derived as follows:  39% commercial customers, 32% residential customers,
8% other electric revenue, 7% industrial customers, 7% resale sales, 6% public authorities, and 1% agricultural and other customers.  At December 31, 2004, SCE had consolidated assets of $23.3 billion and total shareholder's equity of $4.6 billion.  SCE had 13,463 full-time employees at year-end 2004.

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

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE's competitive environment, appears in the MD&A under the headings "Management Overview" and "Regulatory Matters," and is
incorporated herein by this reference.  Also see "Competition" below.

SCE is subject to the jurisdiction of the United States Nuclear Regulatory Commission with respect to its nuclear power plants.  United States Nuclear Regulatory Commission regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning, and siting of SCE's power plants within California are subject to the jurisdiction of the California Energy Commission and the CPUC.  SCE is subject to the rules and regulations of the California Air
Resources Board, State of Nevada, and local air pollution control districts with respect to the emission of pollutants into the atmosphere; the regulatory requirements of the California State Water Resources Control Board
and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes.  SCE is also subject to regulation by the United States Environmental Protection Agency (US
EPA), which administers federal statutes relating to environmental matters.  Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

The California Coastal Commission issued a coastal permit for the construction of the San Onofre Nuclear
Generating Station (San Onofre) Units 2 and 3 in 1974.  This permit, as amended, requires mitigation for impacts to fish and the San Onofre kelp bed.  California Coastal Commission jurisdiction will continue for several years due to ongoing implementation and oversight of these permit mitigation conditions, consisting of restoration of wetlands and construction of an artificial reef for kelp.  SCE has a coastal permit from the California Coastal
Commission to construct a temporary dry cask spent fuel storage installation for San Onofre Units 2 and 3.  The
California Coastal Commission also has continuing jurisdiction over coastal permits issued for the decommissioning of San Onofre Unit 1, including for the construction of a temporary dry cask spent fuel storage installation for spent fuel from that unit.

The United States Department of Energy has regulatory authority over certain aspects of SCE's operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

SCE is subject to CPUC affiliate transaction rules and compliance plans governing the relationship between SCE
and its affiliates.   Edison International is not a public utility under the laws of the State of California and is not subject to regulation as such by the CPUC.  The CPUC decision authorizing SCE to reorganize into a holding company structure, however, contains certain conditions, which, among other things:  (1) ensure the CPUC access to books and records of Edison International and its affiliates which relate to transactions with SCE;
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

In addition, the CPUC has issued affiliate transaction rules governing the relationships between SCE and its affiliates, including Edison International and Edison International's other subsidiaries engaged in nonutility businesses.  SCE has filed compliance plans which set forth SCE's implementation of the CPUC's affiliate transaction rules.  The rules and compliance plans are intended to maintain separateness between utility and nonutility activities and ensure that utility assets are not used to subsidize the activities of nonutility affiliates.

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
Competition with SCE is conducted mainly on the basis of price as customers seek the lowest cost power available.  The effect of competition on SCE generally is to reduce the size of SCE's customer base, thereby creating upward pressure on SCE's rate structure to cover fixed costs, which in turn may cause more customers to leave SCE in order to obtain lower rates.  Additional information about competition of SCE appears in the MD&A under the heading "Regulatory Matters--Generation and Power Procurement--Direct Access and Community Choice
Aggregation," and is incorporated herein by this reference.

Properties

SCE supplies electricity to its customers through extensive transmission and distribution networks.  Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 7,200 circuit miles of 33 kilovolt (kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,522 circuit miles of 220 kV lines (all located in California), 1,238 circuit miles of 500 kV lines (1,040 miles in
California, 86 miles in Nevada, and 112 miles in Arizona), and 857 substations (all in California).  SCE's distribution system, which takes power from substations to the customer, includes approximately 60,398 circuit miles of overhead lines, 36,841 circuit miles of underground lines, 1.5 million poles, 566 distribution substations, 691,000 transformers, and 765,000 area and street lights, all of which are located in California.

SCE owns and operates the following generating facilities:  (1) an undivided 75.05% interest (1,614 megawatts
(MW)) in San Onofre Units 2 and 3, which are large pressurized water nuclear units located on the California coastline between Los Angeles and San Diego; (2) 36 hydroelectric plants (1,175 MW) located in California's
Sierra Nevada, San Bernardino and San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational;
(3) a diesel-fueled generating plant (9 MW) and one hydroelectric plant (0.11 MW) located on Santa Catalina island off the southern California coast; and (4) an undivided 56% interest (885 MW net) in the Mohave Generating
Station, which consists of two coal-fueled generating units located in Clark County, Nevada near the California border.

SCE also owns an undivided 15.8% interest (601 MW) in Palo Verde Nuclear Generating Station, which is located near Phoenix, Arizona, and an undivided 48% interest (710 MW) in Units 4 and 5 at Four Corners Generating
Station, which is a coal-fueled generating plant located near the City of Farmington, New Mexico.  The Palo Verde and Four Corners plants are operated by Arizona Public Service Company.

On March 12, 2004, SCE acquired Mountainview Power Company LLC, which owns a power plant under construction in
Redlands, California.  SCE recommenced full construction of the approximately $600 million project, which is expected to be completed in early 2006.  When completed, the Mountainview project will have a generating capacity of 1,054 MW.

At year-end 2004, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows:  45% nuclear, 32% coal, 23% hydroelectric, and less than 1% diesel.  The capacity factors in 2004 for
SCE's nuclear and coal-fired generating units were:  80% for San Onofre; 73% for Mohave; 83% for Four Corners; and
84% for Palo Verde.  For SCE's hydroelectric plants, generating capacity is dependent on the amount of available water.  Therefore, while SCE's hydroelectric plants operated at a 35% capacity factor in 2004 due to a below normal water year, these plants were operationally available for 92.1% of the year.

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

Thirty-one of SCE's 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on
United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2005 and 2039
(the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction).
Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation.  When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE.  New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process.  SCE's applications for the relicensing of certain hydroelectric projects with an aggregate dependable operating capacity of approximately 22 MW are pending.  Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired.  Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing First and Refunding
Mortgage Bonds, of which approximately $4.92 billion in principal amount was outstanding on March 10, 2005
(including the First Mortgage Bonds issued to secure a $1.25 billion revolving credit facility).  Such lien and
SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture.  In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or insubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in the Four Corners plant and the related easement and lease referred to below may be so considered.

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

Nuclear Power Matters

San Onofre Nuclear Generating Station

Information about operating issues related to San Onofre appears in the MD&A under the heading "Regulatory
Matters--Generation and Power Procurement--San Onofre Nuclear Generating Station," and is incorporated herein by this reference.

Palo Verde Plant Steam Generators

Information about Palo Verde steam generator replacements appears in the MD&A under the heading "Regulatory
Matters--Generation and Power Procurement--Palo Verde Steam Generators," and is incorporated herein by this reference.

Nuclear Decommissioning

Information about nuclear decommissioning can be found in Note 9 of Notes to Financial Statements and is incorporated herein by this reference.

Nuclear Insurance

Information about nuclear insurance can be found in Note 10 of Notes to Financial Statements and is incorporated herein by this reference.

Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from qualifying facilities, independent power producers, the California Independent System Operator, and other utilities.  In addition, power is provided to SCE's customers through purchases by the California Department of
Water Resources (CDWR) under contracts with third parties.  Sources of power to serve SCE's customers during 2004 were as follows:  31.5% purchased power; 30.3% CDWR; and 38.2% SCE-owned generation consisting of 13.7% nuclear,
20.0% coal, and 4.5% hydro.  Additional information about SCE's power procurement activities appears in the MD&A under the heading "Regulatory Matters--Generation and Power Procurement," and is incorporated herein by this reference.

Natural Gas Supply

SCE's natural gas requirements in 2004 were for start-up use at the Mohave coal-fired generation facility and to meet contractual obligations for power tolling agreements.  All of the physical gas purchased by SCE in 2004 was purchased under North American Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

SCE contracted for firm access rights onto the Southern California Gas Company system at Wheeler Ridge for
198,863 million British thermal units (MMBtu) per day in a 13-year contract entered into in August 1993, effective November 1, 1993.  SCE also has firm transportation rights of 18,000 MMBtu per day on Southwest Gas
Corp's pipeline to serve Mohave generation facility.

In 2004, SCE secured a one-year natural gas storage capacity contract with Southern California Gas Company for the 2004/2005 storage season.  In 2005, SCE secured a one-year natural gas storage capacity contract with
Southern California Gas Company for the 2005/2006 storage season.  Storage capacity was secured to provide operation flexibility and to mitigate potential costs associated with the dispatch of SCE's tolling agreements.

Nuclear Fuel Supply

For San Onofre Units 2 and 3, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

      Uranium concentrates..............................................................    2008
           Conversion...................................................................    2008
           Enrichment...................................................................    2008
           Fabrication..................................................................    2015

For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

      Uranium concentrates..............................................................    2008
           Conversion...................................................................    2008
           Enrichment...................................................................    2008
           Fabrication..................................................................    2015

Spent Nuclear Fuel

Information about Spent Nuclear Fuel appears in Note 10 of Notes to Financial Statements and is incorporated herein by this reference.

Coal Supply

SCE purchases coal pursuant to long term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations, the Mohave and Four Corners plants.  SCE entered into a coal contract, dated
September 1, 1966, with BHP Navajo Coal Company, the predecessor to the current owner of the Navajo mine, to supply coal to Four Corners Units 4 and 5.  The initial term of this coal supply contract for the Four Corners plant was through 2004 and included extension options for up to 15 additional years.  On January 1, 2005 SCE and the other Four Corners participants entered into a Restated and Amended Four Corners Fuel Agreement under which coal will be supplied until July 6, 2016.  The Restated and Amended Agreement contains an option to extend for not less than five additional years or more than 15 years.  Additional information about the litigation affecting the coal supply contract for the Mohave plant appears in the MD&A under the heading "Other Developments--Navajo
Nation Litigation," and is incorporated herein by this reference.  SCE does not have reasonable assurance of an adequate coal

supply for operating the Mohave plant after 2005.  If reasonable assurance of an adequate coal supply is not obtained, it will become necessary to shut down the Mohave plant after December 31, 2005.

Discontinued Operations

Information about SCE's discontinued operations appears in Note 12 of Notes to Financial Statements and is incorporated herein by this reference.

Seasonality

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is generally significant higher than other quarters.

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

SCE believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations.
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

Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project.  Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital or operational expenditures.
Furthermore, if SCE fails to comply with applicable environmental laws, it may be subject to injunctive relief, penalties and fines imposed by regulatory authorities.

Air Quality

SCE's facilities, including in particular the Mohave plant located in Laughlin, Nevada, and the Four Corners plant located in the Four Corners area of New Mexico, are subject to various air quality regulations, including the Federal Clean Air Act and similar state and local statutes.

Mohave Consent Decree.  In 1998, several environmental groups filed suit against the co-owners of the Mohave plant regarding alleged violations of emissions limits.  In order to resolve the lawsuit and accelerate resolution of key environmental issues regarding the plant, the parties entered into a consent decree, which was approved by the Nevada federal district court in December 1999.  The decree also addressed concerns raised by the
US EPA programs regarding regional haze and visibility.  As to regional haze, the US EPA issued final rulemaking on July 1, 1999, that did not impose any additional emissions control requirements on the Mohave plant beyond meeting the provisions of the consent decree.  As to visibility, the US
EPA issued its final rule regarding visibility impairment at the Grand Canyon on February 8, 2002.  This final rule incorporated the terms of the consent decree into the Visibility Federal Implementation Plan for the State
of Nevada, making the terms of the consent decree federally enforceable.

SCE's share of the costs of complying with the consent decree and taking other actions to continue operation of the Mohave plant beyond 2005 is estimated to be approximately $605 million over approximately the next four years.  On December 3, 2004, the CPUC approved a decision authorizing certain expenditures related to securing agreements with the Navajo Nation and the Hopi Tribe regarding an alternate water supply for use in a slurry pipeline for transporting coal fuel from the Black Mesa Mine to the Mohave plant, among other limited expenditures.  The CPUC left for a later decision (if agreement can be reached between the Mohave co-owners and the Tribes on post 2005 water and coal supply needs), the approval of capital funds for retrofit of air pollution controls and related equipment needed for compliance with the consent decree, and for continued operation of
Mohave past 2005.  It is not currently known whether such an agreement on water and coal supplies for Mohave will be reached with the Tribes.

Additional information about these issues appears in the MD&A under the headings "Other
Developments--Environmental Matters," and "Regulatory Matters--Generation and Power Procurement--Mohave Generating
Station and Related Proceedings," and is incorporated herein by this reference.

Mercury.  In December 2000, the US EPA announced its intent to regulate mercury emissions and other hazardous air pollutants from coal-fired electric power plants under Section 112 of the Clean Air Act, and indicated that it would propose a rule to regulate these emissions.  On January 30, 2004, the US EPA published proposed rules for regulating mercury emissions from coal fired power plants.  The US EPA proposed two rule options for public comment:  (1) regulate mercury as a hazardous air pollutant under Section 112(d) of the Clean Air Act; or
(2) rescind the US EPA's December 2000 finding regarding a need to control coal power plant mercury emissions as a hazardous air pollutant, and instead, promulgate a new "cap and trade" emissions regulatory program to reduce mercury emissions in two phases by years 2010 and 2018.  On March 16, 2004, the US EPA published a Supplemental
Notice of Proposed Rulemaking that provides more details on its emissions cap and trade proposal for mercury, and on November 30, 2004, the US EPA issued a Notice of Data Availability (NODA) requesting comments on additional modeling and other data the US EPA was considering in development of its final rule.  The NODA public comment period closed on January 2, 2005.  At this time, the US EPA anticipates finalizing the regulations on March 15,
2005, with controls required to be in place on existing units by March 15, 2008 (if the technology-based standard is chosen) and 2010 (when Phase I of the cap and trade approach would be implemented if this approach is chosen).

For SCE, these regulations will primarily impact its operation of the Mohave Generating Station.  Additional information regarding the future operation or shutdown of the Mohave Generating Station appears in the MD&A under the heading "Regulatory Matters--Generation and Power Procurement--Mohave Generating Station and Related
Proceedings," and is incorporated herein by this reference.  At this point, based on the January 30, 2004, notice proposing technology based standards, SCE believes that its Mohave Generating Station would likely meet those proposed standards (if the other issues related to Mohave are resolved and the station is in operation).  Also, based on the preliminary information provided in the US EPA's January 30, 2004, and March 16, 2004, notices regarding a proposed mercury cap and trade program, SCE believes that Mohave would likely have adequate allocations of mercury

credits for Phase I (2010); however, beginning at Phase II (2018), it appears that Mohave would need to either purchase mercury allocation credits or install mercury controls.

Until the mercury regulations are finalized and a final resolution is reached as to whether or not the Mohave
Generating Station will operate beyond 2005, however, SCE cannot fully evaluate the potential impact of these regulations on the operations of all of its facilities.  Additional capital costs related to those regulations could be required in the future and they could be material, depending upon the final standards adopted by the US
EPA.

National Ambient Air Quality Standards.  Ambient air quality standards for ozone and fine particulate matter were adopted by the US EPA in July 1997.  These standards were challenged in the courts, and on March 26, 2002, the
United States Court of Appeals for the District of Columbia Circuit upheld the US EPA's revised ozone and fine particulate matter ambient air quality standards.

The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on January 5, 2005.  States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations.  The revised state implementation plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.  Any requirement imposed on SCE's coal-fired generating facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates as a result of the ozone and fine particulate matter standard will not be known until the states revise their implementation plans.

In December 2003, the US EPA proposed rules that would require states to revise their implementation plans to address alleged contributions to downwind areas that are not in attainment with the revised standards for ozone and fine particulate matter.  The proposed "Clean Air Interstate Rule" is designed to be completed before states must revise their implementation plans to address local reductions needed to meet the new ozone and fine particulate matter standards.  The proposed rule would establish a two-phase, regional cap and trade program for sulfur dioxide and nitrogen oxide.  The proposed rule would affect 27 states in the eastern United States.  The proposed rule would require sulfur dioxide emissions and nitrogen oxide emissions to be reduced in two phases (by
2010 and 2015), with emissions reductions for each pollutant of 65% by 2015.

On March 10, 2005, the US EPA issued the final Clean Air Act Interstate Rule.  According to information provided by the US EPA, Phase I nitrogen oxides reductions would come into effect in 2009 rather than 2010.  In addition, the emissions budgets for sulfur dioxides and nitrogen oxides in the final rule appear to have been slightly modified from the proposed regulation.  At this time, SCE cannot predict what action the US EPA will take with regard to the western United States where SCE has facilities, and what impact those actions will have on its facilities.  Any additional obligations on SCE's facilities to further reduce their emissions of sulfur dioxide, nitrogen oxides and fine particulates to address local non-attainment with the 8-hour ozone and fine particulate matter standards will not be known until the states revise their implementation plans.  Depending upon the final standards that are adopted, SCE may incur substantial costs or financial impacts resulting from required capital improvements or operational changes.

New Source Review Requirements.  On November 3, 1999, the United States Department of Justice filed the first of a number of suits against electric utilities and power generating facilities, for alleged violations of the Clean
Air Act's "new source review" (NSR) requirements related to modifications of air emissions sources at electric generating stations.  In addition to the suits filed, the US EPA has issued a number of administrative Notices of
Violation to electric utilities alleging NSR violations.  SCE has not been named as a defendant in these lawsuits and has not received any administrative Notices of Violation alleging NSR violations at any of its facilities.

Several of the named utilities have reached formal agreements or agreements-in-principle with the United States to resolve alleged NSR violations.  These settlements involved installation of additional pollution controls, supplemental environment projects, and the payment of civil penalties.  The agreements provided for a phased approach to achieving required emission reductions over the next 10 to 15 years, and some called for the retirement or repowering of coal-fired generating units.  The total cost of some of these settlements exceeded
$1 billion; the civil penalties agreed to by these utilities generally range between $1 million and $10 million.
Because of the uncertainty created by the Bush administration's review of the NSR regulations and NSR enforcement proceedings, some of these settlements have not been finalized.  However, the Department of Justice review released in January 2002 concluded "EPA has a reasonable basis for arguing that the enforcement actions are consistent with both the Clean Air Act and the Administrative Procedure Act."  No change in the Department of
Justice's position regarding pending NSR legal actions has been announced as a result of the US EPA's proposed
NSR reforms (discussed immediately below).

On December 31, 2002, the US EPA finalized a rule to improve the NSR program.  This rule is intended to provide additional flexibility with respect to NSR by, among other things, modifying the method by which a facility calculates the emissions' increase from a plant modification; exempting, for a period of ten years, units that have complied with NSR requirements or otherwise installed pollution control technology that is equivalent to what would have been required by NSR; and allowing a facility to make modifications without being required to comply with NSR if the facility maintained emissions below plant-wide applicability limits.  Although states, industry groups and environmental organizations have filed litigation challenging various aspects of the rule, it became effective March 3, 2003.  To date, the rule remains in effect, although the pending litigation could still result in changes to the final rule.

A federal district court, ruling on a lawsuit filed by the US EPA, found on August 7, 2003 that the Ohio Edison
Company violated requirements of the NSR within the Clean Air Act by upgrading certain coal-fired power plants without first obtaining the necessary preconstruction permits.  On August 26, 2003, another federal district court ruling in an NSR enforcement action against Duke Energy Corporation, adopted a different interpretation of the NSR provisions that could limit liability for similar upgrade projects.  This decision is currently on appeal before the United States Court of Appeals for the Fourth Circuit.

On October 27, 2003, the US EPA issued a final rule revising its regulations to define more clearly a category of activities that are not subject to NSR requirements under the "routine maintenance, repair and replacement"
exclusion.  This clearer definition of "routine maintenance, repair and replacement," would provide SCE greater guidance in determining what investments can be made at its existing plants to improve the safety, efficiency and reliability of its operations without triggering NSR permitting requirements and might mitigate the potential impact of the Ohio Edison decision.  However, on December 24, 2003, the United States Court of Appeals for the
D.C. Circuit blocked implementation of the "routine maintenance, repair and replacement" rule, pending further judicial review.

There is currently uncertainty as to the US EPA's enforcement policy on alleged NSR violations.  Developments will continue to be monitored by SCE, to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by SCE, or on SCE's results of operations or financial position.

Climate Change.  Since the adoption of the United Nations Framework Convention on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions.  In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated.  Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels.  As a result of
Russia's ratification of the Kyoto Protocol in December 2004, the Protocol officially came into effect on
February 16, 2005.

In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative.  On February 14, 2002, President Bush announced objectives to slow the growth of greenhouse gas emissions by reducing the amount of greenhouse gas emissions per unit of economic output by 18%
by 2012 and to provide funding for climate change-related programs.  The President's proposed program does not include mandatory reductions of greenhouse gas emissions.  However, various bills have been, or are expected to be, introduced in Congress to require greenhouse gas emission reductions and to address other issues related to climate change.  Thus, SCE may be affected by future federal or state legislation relating to controlling greenhouse gas emissions reductions.

In addition, there have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act.  The US EPA denied on September 3, 2003, a petition by Massachusetts,
Maine and Connecticut to compel the US EPA under the Clean Air Act to establish a national ambient air quality standard for carbon dioxide.  Since that time, 11 states and other entities have filed suits against the US EPA in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit).  The D.C. Circuit has granted intervention requests from 10 states that support the US EPA's ruling.  The D.C. Circuit has not yet ruled on this matter.

On July 21, 2004, Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, the City
of New York and certain environmental organizations brought lawsuits in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries.  The lawsuits seek injunctive relief in the form of a mandatory cap on carbon dioxide emissions to be phased in over several years.
The defendants in these suits have filed motions to dismiss, which have not yet been ruled upon by the court.
SCE has not been named as a defendant in these lawsuits.

Within California, the CPUC is addressing climate change related issues in various regulatory proceedings.  In a decision pertaining to SCE's 2004 long-term procurement plan the CPUC is requiring a "carbon adder" of $8-$25/ton of carbon dioxide to be used in the evaluation of fossil fuel generation bids for contracts of five years or longer.  Additional information about SCE's long-term procurement plan appears in the MD&A under the heading
"Regulatory Matters--Generation and Power Procurement--Generation Procurement Proceedings," and is incorporated herein by this reference.  The CPUC is also addressing greenhouse gas emissions in other related proceedings.  In addition, the CPUC held a Climate Change Policy En Banc meeting on February 23, 2005, at which the CPUC sought information on best practices to reduce greenhouse gas emissions for CPUC regulated companies.

SCE will continue to monitor these developments relating to greenhouse gas emissions so as to determine the impacts, if any, on SCE's operations.  If and to the extent that SCE does become subject to limitations on carbon dioxide from fossil fuel-fired electric generating plants, these requirements could have a significant financial impact on SCE's operations.

Federal Legislative Initiatives.  There have been a number of bills introduced in Congress that would amend the
Clean Air Act to specifically target emissions of certain pollutants from electric utility generating stations.
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

Compliance with Hazardous Substances and Hazardous Waste Laws

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases.  Many of these laws, including the Comprehensive Environmental Response,
Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

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

Asbestos.  Federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building.  Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials.

In connection with the ownership and operation of its facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by the laws and regulations identified herein.  The CPUC allows SCE to recover in retail rates paid by its customers, partial environmental remediation costs at certain sites through an incentive mechanism.  Additional information about these laws and regulations appears in Note 10 of Notes to Financial Statements and in the MD&A under the heading "Other Developments--Environmental Matters,"
and is incorporated herein by this reference.

Water Quality

Clean Water Act.  Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of stormwater flows from certain facilities.  Under this act, the US EPA issues effluent limitation guidelines, pretreatment standards, and new source performance standards for the control of certain pollutants.  The Clean Water Act also regulates the thermal component (heat)
of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities.  Individual states may impose more stringent effluent limitations than the US EPA.
California has a US EPA approved program to issue individual or group (general) permits for the regulation of
Clean Water Act discharges.  US EPA does not issue permits for pollution discharges in California.

SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to certain of its facilities.  SCE presently has discharge permits for all applicable facilities.

Cooling Water-Intake Structures.  On July 9, 2004, the US EPA published the final Phase II regulations implementing Section 316(b) of the Clean Water Act.  The rulemaking establishes standards for cooling water intake structures at existing electrical generating stations that withdraw more than 50 million gallons of water per day and use more than 25% of that water for cooling purposes.  The purpose of the regulations is to substantially reduce the number of aquatic organisms that are impinged against cooling water intake structures or drawn into cooling water systems.  Pursuant to the regulation, a demonstration study must be conducted when applying for a new or renewed National Pollutant Discharge Elimination System permit. If one can demonstrate that the costs of meeting the presumptive standards set forth in the regulation are significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis may be performed to establish alternative standards. Depending on the findings of the demonstration studies, mechanical or technical measures, such as cooling towers and/or operational means of reducing impingement/entrainment may be required.  Additionally, the regulations allow generating stations to consider restoration measures that offset the impingement/entrainment impacts.

The San Onofre station is the only SCE facility that is subject to these rules at this time.  SCE believes that the new rules will not significantly impact San Onofre.  SCE expects that San Onofre will be able to comply with the new rules without any physical or operational modifications for two reasons.  First, San Onofre has physical and operational attributes that reduce impingement/entrainment compared to the base case established by the US
EPA regulations.  These existing attributes include velocity caps on the intake structures and a fish return system designed to reduce impingement.  Second, the coastal development permit for San Onofre requires SCE to restore or create 150 acres of wetlands as mitigation for impingement/entrainment impacts.  Nonetheless, San
Onofre must still conduct a comprehensive compliance demonstration study to show compliance.  The study could cost approximately $3 million over the next five years.

After the final promulgation of the Phase II cooling water intake structure regulation, legal challenges were filed by environmental groups, Attorneys General for six states, a utility trade association, and several individual electric power generating companies.  These cases have been consolidated and transferred to the United
States Court of Appeals for the Second Circuit.  A briefing schedule has been established for the case and a decision is not expected until sometime in 2006.  The final requirements of the Phase II rule will not be fully known until these appeals are resolved and, if necessary, the regulation is revised by the US EPA.  While SCE believes that this rule, as drafted, would not have a material impact on SCE's operations at San Onofre, certain aspects of the rule that are being contested, such as the right to offset impacts through restoration, are important to SCE's expectation that compliance with the new rules will not require any physical or operational modifications at San Onofre.  Until the challenges to the rulemaking have concluded, SCE cannot determine the full financial impact of this rule.

Safe Drinking Water and Toxic Enforcement Act.  California's Safe Drinking Water and Toxic Enforcement Act
prohibits the exposure of individuals to chemicals known to the State of California to cause cancer or reproductive harm and the discharge of such chemicals into potential sources of drinking water.  As SCE's operations call for use of different products, and as additional chemicals are placed on the State of
California's list, SCE is required to incur additional costs to review and possibly revise its operations to ensure compliance with the requirements of this law.

Financial Information About Geographic Areas

All of SCE's revenues for the last three fiscal years are attributed to SCE's country of domicile, the United
States.  All of SCE's assets are located in the United States.

Item 2.  Properties

The principal properties of SCE are described above in Part I under the heading "Properties."

Item 3.  Legal Proceedings

Navajo Nation Litigation

Information about the Navajo Nation Litigation appears in the MD&A under the heading "Other Developments--Navajo
Nation Litigation," and is incorporated herein by this reference.

Item 4.  Submission of Matters to a Vote of Security Holders

Effective January 10, 2005, shareholders representing 434,888,104 shares, or 92.8% of the outstanding votes, consented in writing to an amendment to SCE's Restated Articles of Incorporation.  There were no timely votes to withhold consent for the proposal and shareholders representing 33,862,788 votes abstained.  The amendment clarifies that certain voting rights apply only to preferred shares that were outstanding at the time of the amendment and permits an executive committee of the Board of Directors to act in its place in certain instances.
The amendment was filed with the Secretary of State of California and became effective on January 12, 2005.

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers(1) of the Registrant

  ------------------------------ ------------------------ ---------------------------------------------------------
                                          Age at
  Executive Officer                  December 31, 2004                         Company Position
  ------------------------------- ------------------------ ---------------------------------------------------------
  John E. Bryson                           61             Chairman of the Board
  ------------------------------ ------------------------ ---------------------------------------------------------
  Alan J. Fohrer                           54             Chief Executive Officer and Director
  ------------------------------ ------------------------ ---------------------------------------------------------
  Robert G. Foster                         57             President
  ------------------------------ ------------------------ ---------------------------------------------------------
  Harold B. Ray                            64             Executive Vice President, Generation
  ------------------------------ ------------------------ ---------------------------------------------------------
  Pamela A. Bass                           57             Senior Vice President, Customer Service
  ------------------------------ ------------------------ ---------------------------------------------------------
  John R. Fielder                          59             Senior Vice President, Regulatory Policy and Affairs
  ------------------------------ ------------------------ ---------------------------------------------------------
  Stephen E. Pickett                       54             Senior Vice President and General Counsel
  ------------------------------ ------------------------ ---------------------------------------------------------
  Richard M. Rosenblum                     54             Senior Vice President, Transmission and Distribution
 ------------------------------ ------------------------ ---------------------------------------------------------
  W. James Scilacci(2)                     49             Senior Vice President and Chief Financial Officer
  ------------------------------ ------------------------ ---------------------------------------------------------
  Mahvash Yazdi                            53             Senior Vice President, Business Integration, and
                                                          Chief Information Officer
  ------------------------------ ------------------------ ---------------------------------------------------------
  Frederick J. Grigsby, Jr.                57             Vice President, Human Resources and Labor Relations
  ------------------------------ ------------------------ ---------------------------------------------------------
  Thomas M. Noonan(2)                      53             Vice President and Controller
  ------------------------------ ------------------------ ---------------------------------------------------------
  Pedro J. Pizarro                         39             Vice President, Power Procurement
  ------------------------------ ------------------------ ---------------------------------------------------------

------------------------
(1)  The term "Executive Officers" is defined by Rule 3b-7 of the General Rules and Regulations under the
     Securities Exchange Act of 1934, as amended.

(2)  As a result of a reorganization of the management structure at Edison International's Edison Mission Energy and Edison Capital businesses, SCE announced on March 9, 2005, that Mr. W. James Scilacci will resign as
     Senior Vice President and Chief Financial Officer of SCE, effective March 17, 2005, to become Senior Vice
     President and Chief Financial Officer of Edison Mission Energy and Edison Capital.  Mr. John E. Bryson,
     Chairman of the Board of SCE, has announced that he will recommend to the SCE Board that Mr. Thomas M.
     Noonan replace Mr. Scilacci as Chief Financial Officer of SCE on an interim basis while continuing in his role as Vice President and Controller of SCE.

None of SCE's executive officers is related to each other by blood or marriage.  As set forth in Article IV of
SCE's Bylaws, the elected officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of
Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected.  All of the above officers have been actively engaged in the business of SCE, Edison International and/or the nonutility company affiliates of SCE for more than five years except Frederick J. Grigsby, Jr..  Those officers who have not held their present position with SCE for the past five years had the following business experience during that period:

-------------------------- ---------------------------------------------------------- ----------------------------------
Executive Officer                              Company Position                                Effective Dates
-------------------------- ---------------------------------------------------------- ----------------------------------

John E. Bryson             Chairman of the Board, SCE                                 January 2003 to present
                           Chairman of the Board, President, and Chief Executive      January 2000 to present
                           Officer, Edison International
                           Chairman of the Board, Edison Capital(1)                   January 2000 to present
                           Chairman of the Board, EME(2)                              January 2000 to December 2002
-------------------------- ---------------------------------------------------------- ----------------------------------
Alan J. Fohrer             Chief Executive Officer and Director, SCE                  January 2003 to present
                           Chairman of the Board and Chief Executive Officer, SCE     January 2002 to December 2002
                           President and Chief Executive Officer, EME(2)              January 2000 to December 2001
                           Executive Vice President and Chief Financial Officer,      September 1996 to January 2000
                           Edison International and SCE
-------------------------- ---------------------------------------------------------- ----------------------------------
Robert G. Foster           President, SCE                                             January 2002 to present
                           Senior Vice President, External Affairs, Edison            April 2001 to December 2001
                           International and SCE
                           Senior Vice President, Public Affairs, Edison              November 1996 to April 2001
                           International and SCE
-------------------------- ---------------------------------------------------------- ----------------------------------
Stephen E. Pickett         Senior Vice President and General Counsel, SCE             January 2002 to present
                           Vice President and General Counsel, SCE                    January 2000 to December 2001
-------------------------- ---------------------------------------------------------- ----------------------------------
W. James Scilacci          Senior Vice President and Chief Financial Officer, SCE     January 2003 to present
                           Vice President and Chief Financial Officer, SCE            January 2000 to December 2002
-------------------------- ---------------------------------------------------------- ----------------------------------
Mahvash Yazdi              Senior Vice President, Business Integration, and Chief     September 2003 to present
                           Information Officer, Edison International and SCE
                           Senior Vice President and Chief Information Officer, SCE   January 2000 to September 2003
                           and Edison International
-------------------------- ---------------------------------------------------------- ----------------------------------
Frederick J. Grigsby, Jr.  Vice President, Human Resources and Labor Relations,       January 2004 to present
                           Edison International and SCE
                           Vice President, Human Resources and Labor Relations, SCE   July 2001 to December 2003
                           Senior Vice President, Human Resources,                    December 1998 to October 2000
                           Fluor Corporation(3)(4)
-------------------------- ---------------------------------------------------------- ----------------------------------
Thomas M. Noonan           Vice President and Controller, Edison International        March 1999 to present
                           and SCE
-------------------------- ---------------------------------------------------------- ----------------------------------
Pedro J. Pizarro           Vice President, Power Procurement, SCE                     January 2004 to present
                           Vice President, Strategy and Business Development, SCE     July 2001 to December 2003
                           Vice President, Technology Business Development, Edison    September 2000 to June 2001
                           International
                           Director, Strategic Planning, Edison International         May 1999 to September 2000
-------------------------- ---------------------------------------------------------- ----------------------------------

(1)  Edison Capital is a subsidiary of Edison International and has investments worldwide in energy and infrastructure projects and affordable housing projects located throughout the United States.

(2)  EME is a subsidiary of Edison International and is an independent power producer engaged in the business of owning or leasing, operating and selling energy and capacity from electric power generation facilities.

(3)  This entity is not a parent, subsidiary or other affiliate of SCE.

(4)  The Fluor Corporation is one of the world's largest, publicly owned engineering, procurement, construction, and maintenance services organizations.

                                                      PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in
SCE's Annual Report to Shareholders for the year ended December 31, 2004 (Annual Report), under Quarterly
Financial Data on page 92 and is incorporated herein by this reference.  As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by
Edison International and there is no market for such stock.

Item 201(d) of Regulation S-K, "Securities Authorized For Issuance Under Equity Compensation Plans," is not
applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Item 6.  Selected Financial Data

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data:
2000-2004" on page 93, and is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Information responding to Item 7 is included in the Annual Report on pages 1 through 42 and is incorporated herein by this reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the MD&A under "Market Risk Exposures" on pages 8 through 11, and is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 15 in Part III.  Other information responding to
Item 8 is included in the Annual Report on pages 45 through 92 and is incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

SCE's management, under the supervision and with the participation of the company's Chief Executive Officer and
Chief Financial Officer, has evaluated the effectiveness of SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
Exchange Act)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, SCE's disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

There were no changes in SCE's internal control over financial reporting (as such term is defined in
Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, SCE's internal control over financial reporting.

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

Item 9B.  Other Information

None.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning executive officers of SCE is set forth in Part I in accordance with General Instruction
G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K.  Other information responding to Item 10 will appear in SCE's definitive Joint Proxy Statement (Proxy Statement) to be filed with the SEC in connection with
SCE's Annual Shareholders' Meeting to be held on May 19, 2005, under the headings "Election of Directors, Nominees for Election," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Business Conduct and
Ethics," and is incorporated herein by this reference.  The SCE Board of Directors has determined that Thomas C.
Sutton, the Chair of the Board Audit Committee, is a financial expert under SEC Guidelines and is independent under the New York Stock Exchange listing standards.

Item 11.  Executive Compensation

Information responding to Item 11 will appear in the Proxy Statement under the headings "Director Compensation,"
"Executive Compensation:--Summary Compensation Table, Option/SAR Grants in 2004, Aggregated Option/SAR Exercises in
2004 and FY-End Option/SAR Values, Long-Term Incentive Plan Awards in Last Fiscal Year, Pension Plan Table, Other
Retirement Benefits, and Employment Contracts and Termination of Employment Arrangements," and "Compensation and
Executive Personnel Committees' Interlocks and Insider Participation," and is incorporated herein by this
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

Item 13.  Certain Relationships and Related Transactions

Information responding to Item 13 will appear in the Proxy Statement under the headings "Certain Relationships and Transactions," and is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services

Information responding to Item 14 will appear in the Proxy Statement under the heading "Independent Registered
Public Accounting Firm Fees," and is incorporated herein by this reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements
The following items contained in the Annual Report are found on pages 1 through 92, and are incorporated herein by this reference.

         Management's Discussion and Analysis of Financial Condition and Results of Operations
         Report of Independent Registered Public Accounting Firm
         Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002
         Consolidated Statements of Comprehensive Income - Years Ended December 31, 2004,
              2003, and 2002
         Consolidated Balance Sheets - December 31, 2004 and 2003
         Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002
         Consolidated Statements of Changes in Common Shareholders' Equity - Years Ended December 31, 2004, 2003
              and 2002
         Notes to Consolidated Financial Statements

(a)(2)   Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers:
                                                                                                         Page
                                                                                                         ----
         Report of Independent Registered Public Accounting Firm
              on Financial Statement Schedules                                                            20
         Schedule II - Valuation and Qualifying Accounts for the
              Years Ended DECEMBER 31, 2004, 2003 AND 2002                                                21

Schedules I and III through V, inclusive, are omitted as not required or not applicable.

(a)(3)   Exhibits

See Exhibit Index beginning on page 25 of this report.

SCE will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to SCE of its reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

                            Report of Independent Registered Public Accounting Firm on
                                           Financial Statement Schedules

To the Board of Directors and
Shareholder of Southern California Edison Company

Our audits of the consolidated financial statements referred to in our report dated March 15 2005, appearing in the 2004 Annual Report of Southern California Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 15, 2005

                                        Southern California Edison Company

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       For the Year Ended December 31, 2004

                                                                   Additions
                                                     -----------------------------
                                     Balance at       Charged to        Charged to                   Balance
                                    Beginning of       Costs and           Other                     at End
             Description               Period          Expenses          Accounts      Deductions   of Period
-------------------------------------------------------------------------------------------------------------

                                                              (In millions)

Uncollectible Accounts:
     Customers                        $   23.7         $   16.7         $    --        $    16.4    $   24.0
     All other                             6.6              3.3              --              3.0         6.9
-------------------------------------------------------------------------------------------------------------

Total                                 $   30.3         $   20.0         $    --        $    19.4    $   30.9
-------------------------------------------------------------------------------------------------------------

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
                                                      ----------------------------
                                     Balance at       Charged to        Charged to                 Balance
                                    Beginning of       Costs and           Other                   at End
             Description               Period          Expenses          Accounts   Deductions    of Period
-----------------------------------------------------------------------------------------------------------

                                                              (In millions)
Uncollectible Accounts:
     Customers                        $   30.0         $   19.2         $    --     $    25.5     $   23.7
     All other                             6.1              4.6              --           4.1          6.6
-----------------------------------------------------------------------------------------------------------

Total                                 $   36.1         $   23.8         $    --     $    29.6(a)  $   30.3

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
                                                    -----------------------------
                                     Balance at      Charged to        Charged to                     Balance
                                    Beginning of      Costs and           Other                       at End
             Description               Period         Expenses          Accounts     Deductions      of Period
--------------------------------------------------------------------------------------------------------------

                                                             (In millions)
Uncollectible Accounts:
     Customers                        $   28.3        $   21.0         $    --       $    19.3       $   30.0
     All other                             3.7             4.3              --             1.9            6.1
--------------------------------------------------------------------------------------------------------------

Total                                 $   32.0        $   25.3         $    --       $    21.2(a)    $   36.1
--------------------------------------------------------------------------------------------------------------

(a)  Accounts written off, net.

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

                                                              SOUTHERN CALIFORNIA EDISON COMPANY

                                                              By:

                                                              /s/ Thomas M. Noonan
                                                              ----------------------------------
                                                              Thomas M. Noonan
                                                              Vice President and Controller

                                                              Date:  March 16, 2005

Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                                             Title

Principal Executive Officer:                     Chief Executive Officer and Director
     Alan J. Fohrer*

Principal Financial Officer:                     Senior Vice President and
     W. James Scilacci*                          Chief Financial Officer

Controller or Principal Accounting Officer:      Vice President and Controller
     Thomas M. Noonan

Board of Directors:

     John E. Bryson*                             Director
     France A. Cordova*                          Director
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
     James M. Rosser*                            Director
     Richard T. Schlosberg, III*                 Director
     Robert H. Smith*                            Director
     Thomas C. Sutton*                           Director

*By:

/s/ Thomas M. Noonan
---------------------------------------
     Thomas M. Noonan
     Vice President and Controller

Date:  March 16, 2005

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
          May 20, 2004 (File No. 1-2313, SCE Form 8-K dated May 21, 2004)
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
10.27**   Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and
          2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the
          quarter ended March 31, 2003)*
10.28**   Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and
          2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the
          quarter ended March 31, 2004)*
10.29**   Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File
          No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended June 30,
          2002)*
10.30**   Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan
          (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended
          June 30, 2004)*
10.31**   Estate and Financial Planning Program as amended April 1, 1999 (File No. 1-2313, filed as Exhibit
          10.2 to SCE Form 10-Q for the quarter ended June 30, 1999)*
10.32**   Option Gain Deferral Plan as restated September 15, 2000 (File No. 1-9936, filed as Exhibit 10.25 to Edison International Form 10-K for the year ended December 31, 2000)*
10.33**   Executive Severance Plan effective January 1, 2001 (File No. 1-9936, filed as Exhibit 10.34 to
          Edison International Form 10-K for the year ended December 31, 2001)*
10.34**   Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan
          J. Fohrer dated February 17, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International
          Form 10-Q for the quarter ended March 31, 2000)*
10.35**   Employment Letter Agreement with Mahvash Yazdi dated March 26, 1997 (File No. 1-9936, filed as
          Exhibit 10.34 to Edison International Form 10-K for the year ended December 31, 2002)*
10.36**   Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation
          Plan Deferred Compensation Agreement with John E. Bryson dated December 31, 2003
10.37**   Agreement between Edison International and SCE dated December 31, 2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation
          Plan Agreement for Executives, dated September 27, 1985, as amended, and the Deferred Compensation
          Plan Deferred Compensation Agreement, dated November 28, 1984, as amended (File No. 1-2313, filed as Exhibit 10.35 to SCE Form 10-K for the year ended December 31, 2003)*
10.38**   Amendment to 1985 Deferred Compensation Plan Agreement for Directors with James M. Rosser dated
          December 31, 2003 (File No. 1-2313, filed as Exhibit 10.36 to SCE Form 10-K for the year ended
          December 31, 2003)*
10.39**   Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation
          Plan Deferred Compensation Agreement with Harold B. Ray dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.37 to SCE Form 10-K for the year ended December 31, 2003)*
10.40**   Harold B. Ray retention incentive award terms as amended December 31, 2003 (File No. 1-2313, filed as Exhibit 10.38 to SCE Form 10-K for the year ended December 31, 2003)*

10.41     Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among
          Edison International, Southern California Edison Company and The Mission Group dated September 10,
          1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International Form 10-Q for the quarter ended September 30, 2002)*
10.41.1   Administrative Agreement re Tax Allocation Payments among Edison International, Southern California
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
12        Computation of Ratios of Earnings to Fixed Charges
13        Annual Report to Shareholders for year ended DECEMBER 31, 2004
23        Consent of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP
24.1      Power of Attorney
24.2      Certified copy of Resolution of Board of Directors Authorizing Signature
31.1      Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2      Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32        Statement Pursuant to 18 U.S.C. Section 1350

-------------------
*      Incorporated by reference pursuant to Rule 12b-32.
**     Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.