Form 10-Q
period 2005-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 2005-05-09
CIK 92103

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2005
                               -----------------------------------------------------------------------------------

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
No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                             Class                                        Outstanding at April 30, 2005
----------------------------------------------------------      ---------------------------------------------------
                  Common Stock, no par value                                       434,888,104

=======================================================================================================================================

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                           ----
Part I.  Financial Information:

         Item 1.   Financial Statements:

                   Consolidated Statements of Income - Three Months
                     Ended March 31, 2005 and 2004                                                          1

                   Consolidated Statements of Comprehensive Income -
                     Three Months Ended March 31, 2005 and 2004                                             1

                   Consolidated Balance Sheets - March 31, 2005
                     and December 31, 2004                                                                  2

                   Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 2005 and 2004                                             4

                   Notes to Consolidated Financial Statements                                               5

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                 23

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              40

         Item 4.   Controls and Procedures                                                                 40

Part II. Other Information:

         Item 1.   Legal Proceedings                                                                       41

         Item 6.   Exhibits                                                                                42

         Signature

SOUTHERN CALIFORNIA EDISON COMPANY

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                               Three Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------
In millions                                                                 2005              2004
-------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Operating revenue                                                        $   1,908        $   1,696
-------------------------------------------------------------------------------------------------------
Fuel                                                                           255               48
Purchased power                                                                388              580
Provisions for regulatory adjustment clauses - net                              65              (19)
Other operation and maintenance                                                601              580
Depreciation, decommissioning and amortization                                 222              217
Property and other taxes                                                        49               45
-------------------------------------------------------------------------------------------------------
Total operating expenses                                                     1,580            1,451
-------------------------------------------------------------------------------------------------------
Operating income                                                               328              245
Interest and dividend income                                                     9                5
Other nonoperating income                                                       18               33
Interest expense - net of amounts capitalized                                 (103)            (105)
Other nonoperating deductions                                                   (7)              (8)
-------------------------------------------------------------------------------------------------------

Income before tax and minority interest                                        245              170
Income tax                                                                      65               69
Minority interest                                                               48               --
-------------------------------------------------------------------------------------------------------
Net income                                                                     132              101
Dividends on preferred stock not subject to mandatory redemption                 1                1
-------------------------------------------------------------------------------------------------------
Net income available for common stock                                    $     131        $     100
-------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                               Three Months Ended
                                                                                    March 31,
-------------------------------------------------------------------------------------------------------
In millions                                                                 2005              2004
-------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Net income                                                               $     132        $     101
Other comprehensive income, net of tax:
   Amortization of cash flow hedges                                              1                2
-------------------------------------------------------------------------------------------------------

Comprehensive income                                                     $     133        $     103
-------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                December 31,
In millions                                                                2005                       2004
-----------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS

Cash and equivalents                                                  $      125                 $      122
Restricted cash                                                               58                         61
Receivables, less allowances of $33 and $31
   for uncollectible accounts at respective dates                            599                        618
Accrued unbilled revenue                                                     299                        320
Fuel inventory                                                                 9                          8
Materials and supplies                                                       194                        188
Accumulated deferred income taxes - net                                       26                        134
Regulatory assets                                                            847                        553
Prepayments and other current assets                                         261                         72
----------------------------------------------------------------------------------------------------------------
Total current assets                                                       2,418                      2,076
----------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision
   for depreciation of $565 and $554 at respective dates                   1,000                        960
Nuclear decommissioning trusts                                             2,726                      2,757
Other investments                                                            265                        170
----------------------------------------------------------------------------------------------------------------
Total investments and other assets                                         3,991                      3,887
----------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
   Transmission and distribution                                          15,841                     15,685
   Generation                                                              1,361                      1,356
Accumulated provision for depreciation                                    (4,603)                    (4,506)
Construction work in progress                                                860                        789
Nuclear fuel, at amortized cost                                              151                        151
----------------------------------------------------------------------------------------------------------------
Total utility plant                                                       13,610                     13,475
----------------------------------------------------------------------------------------------------------------
Regulatory assets                                                          3,257                      3,285
Other deferred charges                                                       625                        567
----------------------------------------------------------------------------------------------------------------
Total deferred charges                                                     3,882                      3,852
----------------------------------------------------------------------------------------------------------------

Total assets                                                          $   23,901                 $   23,290
----------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                December 31,
In millions, except share amounts                                          2005                       2004
-----------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                                                       $      290                 $       88
Long-term debt due within one year                                           596                        246
Preferred stock to be redeemed within one year                                 9                          9
Accounts payable                                                             597                        700
Accrued taxes                                                                400                        357
Accrued interest                                                             102                        115
Customer deposits                                                            173                        168
Book overdrafts                                                              194                        232
Regulatory liabilities                                                       841                        490
Other current liabilities                                                    682                        643
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                  3,884                      3,048
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                             4,972                      5,225
---------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                                    2,856                      2,865
Accumulated deferred investment tax credits                                  125                        126
Customer advances and other deferred credits                                 528                        510
Power-purchase contracts                                                     102                        130
Preferred stock subject to mandatory redemption                              135                        139
Accumulated provision for pensions and benefits                              446                        417
Asset retirement obligations                                               2,209                      2,183
Regulatory liabilities                                                     3,236                      3,356
Other long-term liabilities                                                  241                        232
----------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                               9,878                      9,958
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                         18,734                     18,231
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 2 and 4)
Minority interest                                                            398                        409
----------------------------------------------------------------------------------------------------------------
Common stock (434,888,104 shares outstanding at each date)                 2,168                      2,168
Additional paid-in capital                                                   344                        350
Accumulated other comprehensive loss                                         (16)                       (17)
Retained earnings                                                          2,144                      2,020
----------------------------------------------------------------------------------------------------------------
Total common shareholder's equity                                          4,640                      4,521
----------------------------------------------------------------------------------------------------------------
Preferred stock not subject to mandatory redemption                          129                        129
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                 4,769                      4,650
----------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                            $   23,901                 $   23,290
----------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                    March 31,
---------------------------------------------------------------------------------------------------------------
In millions                                                               2005                      2004
---------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                             $   132                  $    101
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation, decommissioning and amortization                          222                       217
   Other amortization                                                       23                        21
   Minority interest                                                        48                        --
   Deferred income taxes and investment tax credits                          9                        98
   Regulatory assets - long-term                                           170                        75
   Regulatory liabilities - long-term                                      (70)                      (31)
   Other assets                                                              5                         7
   Other liabilities                                                        15                        64
   Receivables and accrued unbilled revenue                                 39                        46
   Inventory, prepayments and other current assets                        (192)                       44
   Regulatory assets - short-term                                         (294)                     (308)
   Regulatory liabilities - short-term                                     352                       195
   Accrued interest and taxes                                               29                         6
   Accounts payable and other current liabilities                          (60)                      (73)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  428                       462
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued and issuance costs                                   640                     1,597
Long-term debt repaid                                                     (705)                     (842)
Bonds remarketed - net                                                      --                       350
Redemption of preferred stock                                               (4)                       (2)
Rate reduction notes repaid                                                (62)                      (62)
Short-term debt financing - net                                            202                      (200)
Change in book overdrafts                                                  (38)                      (26)
Shares purchased for stock-based compensation                              (32)                       (4)
Proceeds from stock option exercises                                        16                         3
Minority interest                                                          (59)                       --
Dividends paid                                                              (1)                     (301)
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                           (43)                      513
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                                      (364)                     (316)
Acquisition costs related to nonutility generation plant                    --                      (285)
Contributions to and earnings from
 nuclear decommissioning trusts - net                                      (24)                      (21)
Sales of investments in other assets                                         6                         1
-------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (382)                     (621)
-------------------------------------------------------------------------------------------------------------
Effect of consolidation of variable interest entities                       --                        79
-------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                                         3                       433
Cash and equivalents, beginning of period                                  122                        95
-------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                    $   125                  $    528
-------------------------------------------------------------------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

The quarterly report should be read in conjunction with Southern California Edison Company's (SCE) Annual Report on Form 10-K for the
year ended December 31, 2004 filed with the Securities and Exchange Commission.

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in its 2004
Annual Report.  SCE follows the same accounting policies for interim reporting purposes.

Certain prior-period amounts were reclassified to conform to the March 31, 2005 financial statement presentation.

New Accounting Principles

In March 2005, the Financial Accounting Standards Board (FASB) issued an interpretation related to accounting for conditional asset retirement obligations.  This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation (ARO) if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement.  This Interpretation is effective December 31, 2005.  SCE is assessing the impact of this
Interpretation on its results of operations and financial condition.

A new accounting standard requires companies to use the fair value accounting method for stock-based compensation.  SCE currently uses the intrinsic value accounting method for stock-based compensation.  On April 14, 2005, the Securities and Exchange Commission
announced a delay in the effective date for the new standard to fiscal years beginning after June 15, 2005.  SCE will implement the new standard effective January 1, 2006 by applying the modified prospective transition method.  The difference in expense between the two accounting methods is shown in Note 1 under "Stock-Based Compensation."

In December 2004, the FASB issued guidance (Staff Position 109-1) on accounting for a tax deduction resulting from the American Jobs
Creation Act of 2004.  The primary objective of this Position is to provide guidance on accounting for the provision within the
American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities.  Under this Position, recognition of the tax deduction on qualified production activities, which include the production of electricity, is reported in the year it is earned.  This FASB Staff Position had no material impact on SCE's financial statements.  SCE is evaluating the effect that the manufacturer's deduction will have in subsequent years.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

                                                                                   March 31,       December 31,
     In millions                                                                     2005              2004
----------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
     Current:
       Regulatory balancing accounts                                              $    675       $     371
       Direct access procurement charges                                               111             109
       Purchased-power settlements                                                      61              62
       Other                                                                            --              11
----------------------------------------------------------------------------------------------------------------
                                                                                       847             553
----------------------------------------------------------------------------------------------------------------
     Long-term:
       Flow-through taxes - net                                                      1,107           1,018
       Rate reduction notes - transition cost deferral                                 647             739
       Unamortized nuclear investment - net                                            519             526
       Nuclear-related ARO investment - net                                            269             272
       Unamortized coal plant investment - net                                          80              78
       Unamortized loss on reacquired debt                                             306             250
       Direct access procurement charges                                               110             141
       Environmental remediation                                                        60              55
       Purchased-power settlements                                                      76              91
       Other                                                                            83             115
---------------------------------------------------------------------------------------------------------------
                                                                                     3,257           3,285
---------------------------------------------------------------------------------------------------------------
     Total Regulatory Assets                                                      $  4,104       $   3,838
---------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory liabilities included in the consolidated balance sheets are:

                                                                                   March 31,       December 31,
     In millions                                                                     2005              2004
----------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
     Current:
       Regulatory balancing accounts                                              $    571       $     357
       Direct access procurement charges                                               111             109
       Other                                                                           159              24
----------------------------------------------------------------------------------------------------------------
                                                                                       841             490
----------------------------------------------------------------------------------------------------------------
     Long-term:
       ARO                                                                             734             819
       Costs of removal                                                              2,124           2,112
       Direct access procurement charges                                               110             141
       Employee benefits plans                                                         212             200
       Other                                                                            56              84
----------------------------------------------------------------------------------------------------------------
                                                                                     3,236           3,356
----------------------------------------------------------------------------------------------------------------
     Total Regulatory Liabilities                                                 $  4,077       $   3,846
----------------------------------------------------------------------------------------------------------------

Stock-Based Compensation

SCE has three stock-based compensation plans, which are described more fully in Note 7 of "Notes to Consolidated Financial
Statements" included in its 2004 Annual Report.  SCE accounts for these plans using the intrinsic value method.  Upon grant of stock options, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income if SCE had used the fair-value accounting method.

                                                                                 Three Months Ended
                                                                                      March 31,
----------------------------------------------------------------------------------------------------------
In millions                                                                       2005          2004
----------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Net income available for common stock, as reported                              $  131       $   100
Add:   stock-based compensation expense using
       the intrinsic value accounting method - net of tax                            5             2
Less:  stock-based compensation expense using
       the fair-value accounting method - net of tax                                 7             2
----------------------------------------------------------------------------------------------------------
Pro forma net income available for common stock                                 $  129       $   100
----------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows Information
                                                                               Three Months Ended
                                                                                    March 31,
------------------------------------------------------------------------------------------------------
     In millions                                                              2005             2004
------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
     Cash payments for interest and taxes:
     Interest - net of amounts capitalized                                $    100           $  110
     Tax payments (receipts)                                                    17              (33)

     Non-cash investing and financing activities:

     Details of debt exchange:
         Pollution control bonds redeemed                                 $    (49)              --
         Pollution control bonds issued                                        204               --
------------------------------------------------------------------------------------------------------
     Funds held in trust                                                  $    155               --

     Details of consolidation of variable interest entities:
         Assets                                                                 --           $  458
         Liabilities                                                            --             (537)

     Reoffering of pollution-control bonds                                      --           $  196

     Details of pollution-control bond redemption:
         Release of funds held in trust                                         --           $   20
         Pollution-control bonds redeemed                                       --              (20)
------------------------------------------------------------------------------------------------------

Note 2.  Regulatory Matters

Further information on regulatory matters is described in Note 2 of "Notes to Consolidated Financial Statements" included in SCE's
2004 Annual Report.

California Department of Water Resources Power Purchases and Revenue Requirement Proceedings

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in Note 2 of "Notes to Consolidated
Financial Statements" included in SCE's 2004 Annual Report, in December 2004, the California Public Utilities Commission (CPUC)
issued its decision on how the CDWR's power charge revenue requirement for 2004 through 2013, when the last CDWR contract expires, will be allocated among the investor-owned utilities.  San Diego Gas & Electric (SDG&E) has filed a petition for modification of the decision urging the CPUC to replace the adopted methodology with a methodology that would retain the cost-follows-contract allocation of the avoidable costs, but would allocate the unavoidable costs associated with the contracts:  42.2% to Pacific Gas and Electric's
(PG&E) customers, 47.5% to SCE's customers, and 10.3% to SDG&E's customers.  Such an allocation would decrease the total costs allocated to SDG&E's customers and increase the total costs allocated to SCE's customers.  The assigned Administrative Law Judge has issued a draft decision denying the petition, but the draft is potentially subject to revision.  The CPUC is expected to act on the petition by the end of June 2005.  Amounts billed to SCE's customers for electric power purchased and sold by the CDWR are remitted directly to the CDWR and are not recognized as revenue by SCE and therefore have no impact on SCE's earnings.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Resource Recovery Account Proceedings

In an October 2002 decision, the CPUC established the ERRA as the rate-making mechanism to track and recover SCE's:  (1) fuel costs related to its generating stations; (2) purchased-power costs related to cogeneration and renewable contracts; (3) purchased-power costs related to existing interutility and bilateral contracts that were entered into before January 17, 2001; and (4) new procurement-related costs incurred on or after January 1, 2003 (the date on which the CPUC transferred back to SCE the responsibility for procuring energy resources for its customers).  SCE recovers these costs on a cost-recovery basis, with no markup for return or profit.  SCE files annual forecasts of the above-described costs that it expects to incur during the following year.  As these costs are subsequently incurred, they will be tracked and recovered through the ERRA, but are subject to a reasonableness review in a separate annual ERRA application.  If the ERRA overcollection or undercollection exceeds 5% of SCE's prior year's generation revenue, the CPUC has established a "trigger" mechanism, whereby SCE can request an emergency rate adjustment in addition to the annual forecast and reasonableness ERRA applications.

ERRA Trigger Mechanism Filing

On March 25, 2005, SCE submitted a CPUC rate application under the ERRA trigger mechanism, as the recorded undercollection in its
ERRA balancing account as of February 28, 2005 had reached 9.7% of recorded 2004 generation revenue, well above the 5% threshold for an emergency rate adjustment established by the CPUC.  SCE's undercollection had been less than 4% of recorded 2004 generation revenue at the end of January 2005.  A combination of higher procurement costs, a delay in approval of the 2005 ERRA rate change and other factors contributed to the large increase in the undercollection amount in February 2005.  Nevertheless, SCE's trigger application requested that the CPUC recognize and retain recently adopted rate levels rather than increasing rates.  The application cited the CPUC's recently approved ERRA rates in the 2005 ERRA forecast proceeding as compliant with the California Assembly Bill 57 requirements to promptly amortize the undercollection.  The application forecasted amortization of the ERRA undercollection to below the 5% threshold by the end of July 2005, and amortization to zero by mid-September 2005.  Therefore, the application requested a finding that no further rate action is necessary at this time.  A CPUC decision on this application is expected in May 2005.

ERRA Reasonableness Review for the Period January 1, 2004 through December 31, 2004

On April 1, 2005, SCE submitted an ERRA reasonableness review application requesting that the CPUC find its procurement-related operations for calendar year 2004 to be reasonable.  In addition, SCE requested recovery of approximately $13 million associated with
Nuclear Unit Incentive Procedure rewards for efficient operation of the Palo Verde Nuclear Generating Station and approximately
$7 million in administrative and general costs incurred to carry out the CPUC's directive to begin procuring energy supplies on
January 1, 2003 following the California energy crisis.

Generation Procurement Proceedings

Request for Offers for New Generation Resources

According to California state agencies, beginning in 2006, there is a need for new generation capacity in a Southern California region known as South of Path 15 (SP-15).  To enable potential generators to secure financing to construct necessary generation facilities, SCE has issued a Request for Offers (RFO)

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for New Generation Resources in SP-15.  SCE is soliciting offers for power-purchase agreements lasting up to 10 years from new generation facilities with delivery under the agreement beginning between June 1, 2006 and August 1, 2008.  SCE will file an application with the CPUC seeking approval of the RFO and the power-purchase agreements executed under the RFO.  SCE will also seek recovery of the costs of the contracts, through Federal Energy Regulatory Commission (FERC)-jurisdictional rates, from all SP-15 customers.  In addition, SCE will seek CPUC assurance of full cost recovery in CPUC-approved rates, if the FERC denies any recovery.
Any power-purchase agreement that SCE executes as a result of the RFO will be contingent on CPUC approval of the contract and assurance of full cost recovery.

Holding Company Proceeding

In April 2001, the CPUC issued an order instituting investigation that reopened the past CPUC decisions authorizing utilities to form holding companies and initiated an investigation into, among other things:  (1) whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; (2) any additional suspected violations of laws or CPUC rules and decisions; and (3) whether additional rules, conditions, or other changes to the holding company decisions are necessary.  For a discussion of item (1) above, see the "Holding Company Proceeding" disclosure in Note 2 of "Notes to
Consolidated Financial Statements" included in SCE's 2004 Annual Report.

On May 5, 2005, the CPUC issued a final decision that closed the proceeding.  However, because the CPUC closed the proceeding without addressing some of the issues the proceeding raised (such as the appropriateness of the large utilities' holding company structure and dividend policies), the CPUC may rule on or investigate these issues in the future.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the California Independent System Operator Corporation (ISO)
and the cities of Anaheim, Azusa, Banning and Riverside, California over the proper allocation and characterization of certain charges.  The order reversed an arbitrator's award that had affirmed the ISO's characterization in May 2000 of the charges as
Intra-Zonal Congestion costs and allocation of those charges to Scheduling Coordinators (SC) in the affected zone within the ISO transmission grid.  The April 20, 2004 order directed the ISO to shift the costs from SCs in the affected zone to the responsible
Participating Transmission Owner, SCE, and to do so within 60 days of the April 20, 2004 order. Under the April 20, 2004 order, SCE will be charged a certain amount as the Participating Transmission Owner but also will be credited through the California Power
Exchange, SCE's SC at the time.  SCE obtained a stay of the April 20, 2004 order pending resolution of its request for rehearing.  On
March 30, 2005, the FERC issued an Order Denying Rehearing.  SCE obtained an extension of the stay pending resolution of the appeal
SCE has filed with the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court).  The potential net impact on SCE is estimated to be approximately $20 million to $25 million, including interest.  Should the April 20, 2004 order stand, SCE expects to receive recovery in rates of the amount described above.  SCE filed a request for clarification with the FERC asking the FERC to clarify that SCE can reflect and recover the disputed costs in SCE's reliability service rates.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in Note 2 of "Notes to Consolidated Financial
Statements" included in SCE's 2004 Annual Report, the CPUC issued a final decision in December 2004 on SCE's application regarding the post-2005 operation of Mohave, which is partly owned by SCE.

In parallel with and since the conclusion of the CPUC proceeding, negotiations have continued among the relevant parties in an effort to resolve Mohave's post-2005 coal and water supply issues, but no resolution has been reached to date.  Because resolution has not been reached and because of the lead times required for installation of certain pollution-control equipment and other upgrades necessary for post-2005 operation, it is probable that Mohave will shut down for at least several years, and perhaps permanently, at the end of 2005.  The outcome of the coal and water negotiations are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 will impact SCE's long-term resource plan.  The outcome of this matter is not expected to have a material impact on earnings.

For additional matters related to Mohave, see "Navajo Nation Litigation" in Note 4.

Wholesale Electricity and Natural Gas Markets

As discussed in the "Wholesale Electricity and Natural Gas Markets" disclosure in Note 2 of "Notes to Consolidated Financial
Statements" included in SCE's 2004 Annual Report, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets.

El Paso Natural Gas Company (El Paso) entered into a settlement agreement with a number of parties (including SCE, PG&E, the State of
California and various consumer class action representatives) settling various claims stated in proceedings at the FERC and in San
Diego County Superior Court that El Paso had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in 2000-2001.  The United States District Court has issued an order approving the stipulated judgment and the settlement agreement has become effective.  Pursuant to a CPUC decision, SCE will refund to customers amounts received under the terms of the El Paso settlement (net of legal and consulting costs)
through its ERRA mechanism.  In June 2004, SCE received its first settlement payment of $76 million.  Approximately $66 million of this amount was credited to purchased-power expense, and will be refunded to SCE's ratepayers through the ERRA over the next
12 months, and the remaining $10 million was used to offset SCE's incurred legal costs.  El Paso has elected to prepay the additional settlement payments over a 20-year period and as a result, made a payment to the escrow holder on April 15, 2005 of approximately
$442 million.  The distribution of these funds to the settling parties will not occur until the superior court judge presiding over the settlement has issued an order affirming an allocation of these funds to the various settling parties. That order will likely be issued by mid-May 2005.  It is estimated that SCE's share will be approximately $66 million.  Amounts El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to SCE's share of the CDWR's power charge revenue requirement.

On January 14, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Mirant Corporation and a number of its affiliates (collectively Mirant), all of whom are debtors in a

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chapter 11 bankruptcy proceeding pending in Texas.  Among other things, the settlement terms provide for expected cash and equivalent refunds totaling $320 million, of which SCE's allocated share is approximately $68 million.  The settlement also provides for an allowed, unsecured claim totaling $175 million in the bankruptcy of one of the Mirant parties, with SCE being allocated approximately
$33 million of the unsecured claim.  The actual value of the unsecured claim will be determined as part of the resolution of the
Mirant parties' bankruptcies.  The Mirant settlement was approved by the FERC on April 13, 2005 and by the bankruptcy court on April
15, 2005.  Under the settlement terms, distribution of the cash portion of the settlement proceeds is to occur within 20 business days of April 15, 2005 and will be refunded to ratepayers as described below.

On November 19, 2004, the CPUC issued a resolution authorizing SCE to establish an Energy Settlement Memorandum Account (ESMA) for the purpose of recording the foregoing settlement proceeds from energy providers and allocating them in accordance with the terms of the CPUC litigation settlement agreement.  The resolution accordingly provides a mechanism whereby portions of the settlement proceeds recorded in the ESMA will be allocated to recovery of SCE's litigation costs and expenses in the FERC refund proceedings described above and a 10% shareholder incentive pursuant to the CPUC litigation settlement agreement.  Remaining amounts for each settlement are to be refunded to ratepayers through the ERRA mechanism.

Note 3.  Pension Plan and Postretirement Benefits Other Than Pensions

Pension Plan

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2004 Annual Report that it expects to contribute approximately $38 million to its pension plan in 2005.  As of March 31, 2005, $4 million in contributions have been made.  SCE anticipates that its original expectation will be met by year-end 2005.

Expense components are:
                                                                                 Three Months Ended
                                                                                      March 31,
---------------------------------------------------------------------------------------------------------
     In millions                                                                  2005          2004
---------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
     Service cost                                                               $   24       $    22
     Interest cost                                                                  40            41
     Expected return on plan assets                                                (54)          (57)
     Net amortization and deferral                                                   6             5
---------------------------------------------------------------------------------------------------------
     Expense under accounting standards                                             16            11
     Regulatory adjustment - deferred                                               (2)           --
---------------------------------------------------------------------------------------------------------
     Total expense recognized                                                   $   14       $    11
---------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2004 Annual Report that it expects to contribute approximately $76 million to its postretirement benefits other than pensions plans in 2005.  As of March 31,
2005, $6 million in contributions have been made.  SCE anticipates that its original expectation will be met by year-end 2005.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense components are:
                                                                                 Three Months Ended
                                                                                      March 31,
--------------------------------------------------------------------------------------------------------
     In millions                                                                  2005          2004
--------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
     Service cost                                                               $   11       $    11
     Interest cost                                                                  30            33
     Expected return on plan assets                                                (25)          (28)
     Amortization of unrecognized prior service costs                               (7)           (7)
     Amortization of unrecognized loss                                              12            15
--------------------------------------------------------------------------------------------------------
     Total expense                                                              $   21       $    24
--------------------------------------------------------------------------------------------------------

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

SCE's recorded estimated minimum liability to remediate its 25 identified sites is $88 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $130 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from
$4 million (the recorded minimum liability) to $9 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $34 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $60 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $12 million to $25 million.  Recorded costs for the twelve months ended March 31, 2005 were $12 million.

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

Federal Income Taxes

Edison International has reached a tentative settlement with the Internal Revenue Service (IRS) on tax issues and pending affirmative claims relating to its 1991 to 1993 tax years.  This settlement, which was signed by Edison International in March 2005 and is currently awaiting approval by the United States Congress Joint Committee on Taxation, is expected to result in a net earnings benefit for SCE of approximately $70 million.

Edison International received Revenue Agent Reports from the IRS in August 2002 and in January 2005 asserting deficiencies, including deficiencies asserted against SCE, in federal corporate income taxes with respect to audits of its 1994 to 1996 and 1997 to 1999 tax years, respectively.  Many of the asserted tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of interest and penalties), if any, would benefit SCE as future tax deductions.

The IRS Revenue Agent Report for the 1997 to 1999 audit also asserted deficiencies with respect to a transaction entered into by an
SCE subsidiary which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company.  While Edison International intends to defend its tax return position with respect to this transaction, the tax benefits relating to the capital loss deductions will not be claimed for financial accounting and reporting purposes until and unless these tax losses are sustained.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2004, Edison International filed California Franchise Tax amended returns for tax years 1997 through 2002 to abate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice that was published in 2001.  These transactions include the SCE subsidiary contingent liability company transaction described above.  Edison International filed these amended returns under protest retaining its appeal rights.

Investigations Regarding Performance Incentives Rewards

SCE is eligible under its CPUC-approved performance-based ratemaking (PBR) mechanism to earn rewards or penalties for the period of
1997 through 2003 based on its performance in comparison to CPUC-approved standards of customer satisfaction, employee injury and illness reporting, and system reliability.  Current CPUC ratemaking (through SCE's 2003 General Rate Case (GRC) decision) provides for performance incentives or penalties for differences between actual results and GRC-determined standards of employee injury and illness reporting, and system reliability.

SCE has been conducting investigations into its performance under these mechanisms and has reported to the CPUC certain findings of misconduct and misreporting as further discussed below.  As a result of the reported events, the CPUC could institute its own proceedings to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, injury and illness reporting, and system reliability portions of PBR.  The CPUC also may consider whether to impose additional penalties on SCE.  SCE cannot predict with certainty the outcome of these matters or estimate the potential amount of refunds, disallowances, and penalties that may be required.

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

SCE has been keeping the CPUC informed of the progress of SCE's internal investigation.  On June 25, 2004, SCE submitted to the CPUC a PBR customer satisfaction investigation report, which concluded that employees in the design organization of the transmission and distribution business unit deliberately altered customer contact information in order to affect the results of customer satisfaction surveys.  At least 36 design organization personnel engaged in deliberate misconduct including alteration of customer information before the data were transmitted to the independent survey company.  Because of the apparent scope of the misconduct, SCE proposed to refund to ratepayers $7 million of the PBR rewards previously received and forgo an additional $5 million of the PBR rewards pending that are both attributable to the design organization's portion of the customer satisfaction rewards for the entire PBR period
(1997-2003).  In addition, during its investigation, SCE determined that it could not confirm the integrity of the method used for obtaining customer satisfaction survey data for meter reading.  Thus, SCE also proposed to refund all of the approximately $2 million of customer satisfaction rewards

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with meter reading.  As a result of these findings, SCE accrued a $9 million charge in 2004 for the potential refunds of rewards that have been received.

SCE has taken remedial action as to the customer satisfaction survey misconduct by severing the employment of several supervisory personnel, updating system process and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.  The PBR performance incentive mechanism for customer satisfaction expired after calendar year
2003 pursuant to the CPUC's decision in SCE's 2003 GRC.

The CPUC has not yet opened a formal investigative proceeding into this matter.  However, the Consumer Protection and Safety Division
(CPSD) of the CPUC has submitted several data requests to SCE and requested an opportunity to interview a number of current and former SCE employees in the design organization.  SCE has responded to these requests and the CPSD has conducted interviews of approximately 20 employees who were disciplined for misconduct.

Employee Injury and Illness Reporting

In light of the problems uncovered with the customer satisfaction surveys, SCE conducted an investigation into the accuracy of SCE's employee injury and illness reporting.  The yearly results of employee injury and illness reporting to the CPUC are used to determine the amount of the incentive reward or penalty to SCE under the PBR mechanism.  Since the inception of PBR in 1997, SCE has received
$20 million in employee safety incentives for 1997 through 2000 and, based on SCE's records, would have been entitled to an additional $15 million for 2001 through 2003 ($5 million for each year).

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

As a result of these findings, SCE proposed to the CPUC that it not collect any reward under the PBR mechanism for any year before
2004, and it return to ratepayers the $20 million it has already received.  Therefore, SCE accrued a $20 million charge in 2004 for the potential refund of these rewards.  SCE has also proposed to withdraw the pending requests for rewards for the 2001-2002 time frames.  SCE has not yet filed a request related to its performance for 2003 under the PBR mechanism.  In SCE's 2003 GRC decision, the CPUC adopted a modified employee injury and illness performance incentive beginning in 2004.  However, SCE has requested that the
CPUC apply that mechanism beginning with recorded data for 2005 so that SCE can correct and validate its baseline data regarding OSHA recordable injuries and illnesses and improve its OSHA recordkeeping process.  If the CPUC were to apply the modified incentive mechanism to SCE's recorded data for 2004, it would result in a reward of $50,000.

SCE is taking other remedial action to address the issues identified, including revising its organizational structure and overall program for environmental, health and safety compliance.  Additional actions, including disciplinary action against specific employees identified as having committed wrongdoing, may

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result once the investigation is completed.  SCE submitted a report on the results of its investigation to the CPUC on December 3,
2004.

As with the customer satisfaction matter, the CPUC has not yet opened a formal investigative proceeding into this matter.  However, the CPSD has recently submitted several data requests to SCE.  SCE has responded to these requests.

System Reliability

In light of the problems uncovered with the PBR mechanisms discussed above, SCE has conducted an investigation into the PBR system reliability metric for the years 1997 through 2003.  Since the inception of PBR payments in 1997, SCE has received $8 million in rewards and has applied for an additional $5 million reward based on frequency of outage data for 2001.  For 2002, SCE's data indicates that it earned no reward and incurred no penalty.  Based on the application of the PBR mechanism, SCE would be penalized
$5 million for 2003; however, as indicated above, SCE has not filed a request related to its performance under the PBR mechanism for
2003.  In SCE's 2003 GRC, the CPUC adopted a modified reliability mechanism beginning in 2004.  Based on that modified reliability mechanism, SCE would be penalized $2 million for its performance in 2004.  As a result of SCE's data and calculations, SCE accrued a
$6 million charge in 2004 and an additional $1 million charge in the first quarter of 2005 for these potential penalties.

On February 28, 2005, SCE provided its investigatory report on the PBR system reliability incentive mechanism to the CPUC concluding that the reliability reporting system is working as intended.  On March 30, 2005, SCE filed its advice letter reflecting the $2 million penalty for 2004 in accordance with the modified reliability mechanism approved by the CPUC in SCE's 2003 GRC.

The CPUC is not expected to act on SCE's recent advice letter for 2004 or the pending PBR advice letters for 2001 and 2002 until the
CPSD has completed its investigation of these matters.  SCE has agreed to file its PBR advice letter for 2003 after the CPSD has completed its investigation.

Navajo Nation Litigation

In June 1999, the Navajo Nation filed a complaint in the United States District Court for the District of Columbia (D.C. District
Court) against Peabody Holding Company (Peabody) and certain of its affiliates, Salt River Project Agricultural Improvement and Power
District, and SCE arising out of the coal supply agreement for Mohave.  The complaint asserts claims for, among other things, violations of the federal Racketeer Influenced and Corrupt Organizations statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.  The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal supplied to Mohave.  The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated.  SCE joined
Peabody's motion to strike the Navajo Nation's complaint.  In addition, SCE and other defendants filed motions to dismiss.  The D.C.
District Court denied these motions for dismissal, except for Salt River Project Agricultural Improvement and Power District's motion for its separate dismissal from the lawsuit.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain issues related to this case were addressed by the United States Supreme Court in a separate legal proceeding filed by the
Navajo Nation in the United States Court of Federal Claims against the United States Department of Interior.  In that action, the
Navajo Nation claimed that the Government breached its fiduciary duty concerning negotiations relating to the coal lease involved in the Navajo Nation's lawsuit against SCE and Peabody.  On March 4, 2003, the Supreme Court concluded, by majority decision, that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the
Supreme Court's analysis, on April 28, 2003, SCE and Peabody filed motions to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  On April 13, 2004, the D.C. District Court denied SCE's and Peabody's April 2003 motions to dismiss or, in the alternative, for summary judgment.  The D.C. District Court subsequently issued a scheduling order that imposed a
December 31, 2004 discovery cut-off.  Pursuant to a joint request of the parties, the D.C. District Court granted a 120-day stay of the action to allow the parties to attempt to resolve, through facilitated negotiations, all issues associated with Mohave.
Negotiations are ongoing and the stay has been continued until further order of the court.

The D.C. Circuit Court, acting on a suggestion on remand filed by the Navajo Nation, held in an October 24, 2003 decision that the
Supreme Court's March 4, 2003 decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the
United States during the time period in question.  The Government and the Navajo Nation both filed petitions for rehearing of the
October 24, 2003 D.C. Circuit Court decision.  Both petitions were denied on March 9, 2004.  On March 16, 2004, the D.C. Circuit
Court issued an order remanding the case against the Government to the Court of Federal Claims, which conducted a status conference on May 18, 2004.  As a result of the status conference discussion, the Navajo Nation and the Government are in the process of briefing the remaining issues following remand.  As a result of the status conference discussion, the Court of Federal Claims has ordered the Navajo Nation and the Government to brief the remaining issues following remand.  The Navajo Nation's initial brief was filed in the remanded Court of Federal Claims matter on August 26, 2004, and the Government filed its responsive brief on December
10, 2004.  The Navajo Nation subsequently obtained an extension of the due date for its reply brief while the Court of Federal Claims is considering a motion to strike filed by the Government.  Peabody's motion to intervene in the remanded Court of Federal Claims case as a party was denied.  On February 24, 2005, the Court of Federal Claims denied the motion to strike filed by the Government, but authorized the Government to file a supplemental brief and appendix, which was filed by the Government on March 23, 2005.  On
April 25, 2005, the Navajo Nation filed its reply brief and also filed a motion to strike the Government's supplemental brief and all of the exhibits attached to that brief.

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, the impact of the Supreme Court's decision in the Navajo Nation's suit against the Government on this complaint, or the impact of the complaint on the operation of
Mohave beyond 2005.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $10.8 billion.  SCE and other owners of San Onofre Nuclear
Generating Station and Palo Verde have purchased the maximum private primary insurance available ($300 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Spent Nuclear Fuel

Under federal law, the United States Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste.  The DOE did not meet its obligation to begin acceptance of spent nuclear fuel not later than January 31, 1998.  It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or other nuclear power plants.  Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues.  SCE has paid the DOE the required one-time fee applicable to nuclear generation at
San Onofre through April 6, 1983 (approximately $24 million, plus interest).  SCE is also paying the required quarterly fee equal to
0.1(cent)-per-kWh of nuclear-generated electricity sold after April 6, 1983.  On January 29, 2004, SCE, as operating agent, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre.  The case is currently stayed pending development in other spent nuclear fuel cases also before the United States Court of Federal Claims.

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre.  Spent nuclear fuel is stored in the San Onofre Units 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation.  Movement of Unit 1 spent fuel from the Unit 2 spent fuel pool to the independent spent fuel storage installation is scheduled to be completed by summer
2005.  This move will complete the transfer of all Unit 1 spent fuel on-site to the independent spent fuel storage installation.
Upon completion of these moves, there will be sufficient space in the Unit 2 and 3 spent fuel pools to meet plant requirements through mid-2007 and mid-2008, respectively.  In order to maintain a full core off-load capability, SCE is planning to begin moving
Unit 2 and 3 spent fuel into the independent spent fuel storage installation by late 2006.

In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed a dry cask storage facility.  Arizona Public Service, as operating agent, plans to continually load casks on a schedule to maintain full core off-load capability for all three units.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Business Segments

SCE's reportable business segments include the rate-regulated electric utility segment and the VIE segment.  The VIEs were consolidated as of March 31, 2004.  Additional details on the VIE segment are  in Note 1 of "Notes to Consolidated Financial
Statements" included in SCE's 2004 Annual Report.  The VIEs are gas-fired power plants that sell both electricity and steam.  The VIE segment consists of non-rate-regulated entities (all in California).  SCE's management has no control over the resources allocated to the VIE segment and does not make decisions about its performance.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE's business segment information (including the elimination of intercompany transactions), including all line items with VIE activities, is:
                                                                            Electric
In millions                                                                  Utility       VIEs            SCE
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
At March 31, 2005 or Three Months Ended March 31, 2005
Cash                                                                     $      37      $      88       $    125
Accounts receivable-net                                                        553             46            599
Prepayments and other current assets                                           243             18            261
Nonutility property-net of depreciation                                        631            369          1,000
Other deferred charges                                                         621              4            625
Total assets                                                                23,286            615         23,901
Accounts payable                                                               538             59            597
Other current liabilities                                                      680              2            682
Long-term debt                                                               4,587             54          4,641
Other long-term liabilities                                                    229             12            241
Minority interest                                                               --            398            398
Total liabilities and shareholders equity                                   23,286            615         23,901
Operating revenue                                                            1,807            274*         1,908
Fuel                                                                            62            193            255
Purchased power                                                                561*            --            388
Other operation and maintenance                                                577             24            601
Depreciation, decommissioning and amortization                                 213              9            222
Total operating expenses                                                     1,354            226          1,580
Operating income                                                               280             48            328
Minority interest                                                               --             48             48
Net income                                                                     132             --            132
-------------------------------------------------------------------------------------------------------------------
At December 31, 2004 or Three Months Ended March 31, 2004
Cash and equivalents                                                     $      32      $      90       $    122
Accounts receivable-net                                                        569             49            618
Materials and supplies                                                         173             15            188
Prepayments and other current assets                                            69              3             72
Nonutility property-net of depreciation                                        583            377            960
Other deferred charges                                                         562              5            567
Total assets                                                                22,751            539         23,290
Accounts payable                                                               638             62            700
Other current liabilities                                                      641              2            643
Long-term debt                                                               5,171             54          5,225
Other long-term liabilities                                                    220             12            232
Minority interest                                                               --            409            409
Total liabilities and shareholders' equity                                  22,751            539         23,290
Operating revenue                                                            1,696             --          1,696
Fuel                                                                            48             --             48
Purchased power                                                                580             --            580
Other operation and maintenance                                                580             --            580
Depreciation, decommissioning and amortization                                 217             --            217
Total operating expenses                                                     1,451             --          1,451
Operating income                                                               245             --            245
Net income                                                                     101             --            101
-------------------------------------------------------------------------------------------------------------------

*   VIE segment revenue includes $173 million in sales to the electric utility segment, which is eliminated in revenue and purchased power in the consolidated statement of income.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Commitments

The following is an update to SCE's commitments.  See Note 9 of "Notes to Consolidated Financial Statements" included in SCE's 2004
Annual Report for a detailed discussion.

Leases

During the first quarter of 2005, SCE entered into new power contracts in which it takes virtually all of the power.  In accordance with an accounting standard, these power contracts are classified as operating leases.  SCE's commitments under these operating leases are currently estimated to be: 2005 - $39 million; 2006 - $55 million; 2007 - $50 million; and 2008 - $43 million.

Other Commitments

During the first quarter of 2005, SCE entered into additional power call option contracts.  SCE's purchased power capacity payment commitments under these contracts are currently estimated to be: 2005 - $69 million; 2006 - $95 million; 2007 - $101 million; and
2008 - $84 million.

Indemnity Provided as Part of the Acquisition of Mountainview

In connection with the acquisition of Mountainview, SCE agreed to indemnify the seller with respect to specific environmental claims related to SCE's previously owned San Bernardino Generating Station, divested by SCE in 1998 and reacquired as part of the
Mountainview acquisition.  The generating station has not operated since early 2001, and SCE retained certain responsibilities with respect to environmental claims as part of the original divestiture of the station.  The aggregate liability for either party to the purchase agreement for damages and other amounts is a maximum of $60 million.  This indemnification for environmental liabilities expires on or before March 12, 2033.  SCE has not recorded a liability related to this indemnity.

Note 7.  Subsequent Event

On April 20, 2005, SCE issued 4 million shares of Series A preference stock.  The proceeds of this issuance are intended to be used to redeem the outstanding shares of SCE's 7.23% Series preferred stock (approximately $81 million) and SCE's 6.05% Series preferred stock (approximately $64 million).

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                                                             INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three-month period ended
March 31, 2005 discusses material changes in the financial condition, results of operations and other developments of Southern
California Edison Company (SCE) since December 31, 2004, and as compared to the three-month period ended March 31, 2004.  This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2004 (the year-ended 2004 MD&A), which was included in SCE's 2004 annual report to shareholders and incorporated by reference into SCE's Annual Report on Form 10-K for the year ended December 31, 2004.

This MD&A contains forward-looking statements.  These statements are based on SCE's knowledge of present facts, current expectations about future events and assumptions about future developments.  Forward-looking statements are not guarantees of performance; they are subject to risks and uncertainties that could cause actual future outcomes and results of operations to be materially different from those set forth in this discussion.  Important factors that could cause actual results to differ are discussed throughout this
MD&A.  The following discussion provides updated information about material developments since the issuance of the year-ended 2004
MD&A and should be read in conjunction with the financial statements contained in this quarterly report and SCE's Annual Report on
Form 10-K for the year ended December 31, 2004.

This MD&A includes information about SCE, an investor-owned utility company providing electricity to retail customers in central, coastal, and southern California.  SCE is regulated by the California Public Utilities Commission (CPUC) and the Federal Energy
Regulatory Commission (FERC).

This MD&A is presented in eight major sections.  The MD&A begins with a discussion of current developments.  The remaining sections of the MD&A include:  liquidity; market risk exposures; regulatory matters; other developments; results of operations and historical cash flow analysis; new accounting principles; and commitments and guarantees.

CURRENT DEVELOPMENTS

2006 General Rate Case Proceeding

On December 21, 2004, SCE filed its application for a 2006 General Rate Case (GRC), requesting an increase of $370 million in SCE's
2006 base rate revenue, and also requested that the CPUC authorize continuation of SCE's existing post-test year rate-making mechanism, which would result in base rate revenue increases of $159 million and $122 million in 2007 and 2008, respectively.  On
April 15, 2005, the Office of Ratepayer Advocates (ORA) submitted testimony recommending that SCE's 2006 base rate revenue requirement be decreased by $93 million, a difference of $463 million.  In addition, the ORA is recommending that an additional year,
2009, be added to SCE GRC cycle and that the CPUC use a Consumer Price Index method to determine base rate revenue adjustments in the attrition years (2007 and 2008).  The ORA's attrition recommendation would raise SCE's 2007 base rate revenue by $2 million (as opposed to SCE's requested increase of $159 million) and would decrease SCE's 2008 base rate revenue by $10 million (as opposed to
SCE's requested increase of $122 million).  On May 6, 2005, intervenors submitted testimony on SCE's 2006 GRC.  SCE is currently reviewing this testimony.  See "Regulatory Matters--Transmission and Distribution--2006 General Rate Case Proceeding" for further details.

LIQUIDITY

SCE's liquidity is primarily affected by under- or over-collections of energy procurement-related costs, collateral and mark-to-market requirements associated with power-purchase contracts, and access to capital markets or external financings.  At March
31, 2005, SCE's credit and long-term senior secured issuer ratings from Standard & Poor's and Moody's Investors Service were BBB+ and
A3, respectively.  At March 31, 2005, SCE's short-term (commercial paper) credit ratings from Standard & Poor's and Moody's Investors
Service were A2 and P2, respectively. As of March 31, 2005, SCE had $290 million in commercial paper outstanding.

As of March 31, 2005, SCE had cash and equivalents of $125 million ($88 million was held by SCE's consolidated Variable Interest
Entities (VIEs)).  As of March 31, 2005, long-term debt, including current maturities of long-term debt, was $5.6 billion.  As of
March 31, 2005, SCE posted approximately $23 million ($13 million in cash and $10 million in letters of credit) as collateral to secure its obligations under power-purchase contracts and to transact through the California Independent System Operator (ISO) for imbalance energy.  SCE's collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, the ISO's credit requirements, changes in market prices relative to contractual commitments, and other factors.  In February 2005,
SCE replaced its $700 million credit facility with a $1.25 billion senior secured 5-year revolving credit facility.  As of March 31,
2005, SCE's credit facility supported $290 million of commercial paper outstanding and $10 million in letters of credit, leaving $950 million available under its credit facility.

SCE's estimated cash outflows, during the twelve-month period following March 31, 2005, consist of:

o    Debt maturities and preferred equity redemptions of approximately $1.1 billion, including approximately $246 million of rate reduction notes that are due at various times in 2005, but which have a separate cost recovery mechanism approved by state legislation and CPUC decisions;

o    Projected capital expenditures primarily to replace and expand distribution and transmission infrastructure and construct and replace generation assets;

o    Dividend payments to SCE's parent company.  On April 28, 2005, SCE made a $71 million dividend payment to Edison
     International;

o    Fuel and procurement-related costs; and

o    General operating expenses.

SCE expects to meet its continuing obligations, including cash outflows for power-procurement undercollections (if incurred), through cash and equivalents on hand, operating cash flows and short-term borrowings, when necessary.  Projected capital expenditures are expected to be financed through operating cash flows and the issuance of long-term debt and preferred equity.

SCE is experiencing significant growth in actual and planned capital expenditures to replace and expand its distribution and transmission infrastructure, and to construct and replace generation assets.  In April 2005, the Finance Committee of SCE's Board of
Directors approved a $10.1 billion capital budget and forecast for the period 2005-2009, an increase of approximately $700 million over the $9.4 billion amount adopted in October 2004.  The increase is mainly due to acceleration of spending into 2005-2009 on several transmission projects, as well as additional expenditures associated with the replacement of the steam generator and pressurizer at the San Onofre Nuclear Generating Station (San Onofre).  Pursuant to the approved capital budget and forecast, SCE expects its capital expenditures to be $1.8 billion, $1.9 billion, and $2.1 billion in 2005, 2006 and 2007, respectively.

In April 2005, SCE issued 4,000,000 shares Series A Preference Stock (non-cumulative, $100 liquidation value) and received net proceeds of approximately $394 million.  SCE intends to use approximately $81 million of the net proceeds to redeem all of the outstanding shares of $100 cumulative preferred stock, 7.23% Series; approximately $64 million of the net proceeds to redeem all of the outstanding shares of $100 cumulative preferred stock, 6.05% Series; and the remainder of the net proceeds for general corporate purposes.

SCE has debt covenants that require certain interest coverage, interest and preferred dividend coverage, and debt to total capitalization ratios to be met.  At March 31, 2005, SCE was in compliance with these debt covenants.

SCE's liquidity may be affected by, among other things, matters described in "Regulatory Matters."

MARKET RISK EXPOSURES

SCE's primary market risks include fluctuations in interest rates, commodity prices and volume, and counterparty credit.
Fluctuations in interest rates can affect earnings and cash flows.  However, fluctuations in commodity prices and volumes and counterparty credit losses temporarily affect cash flows, but should not affect earnings due to recovery through regulatory mechanisms.  SCE uses derivative financial instruments to manage its market risks, but prohibits the use of these instruments for speculative purposes.  See "Market Risk Exposures" in the year-ended 2004 MD&A for a complete discussion of SCE's market risk exposures.

REGULATORY MATTERS

This section of the MD&A describes SCE's regulatory matters in three main subsections:

o    generation and power procurement;

o    transmission and distribution; and

o    other regulatory matters.

Generation and Power Procurement

Energy Resource Recovery Account Proceedings

In an October 2002 decision, the CPUC established the Energy Resource Recovery Account (ERRA) as the rate-making mechanism to track and recover SCE's:  (1) fuel costs related to its generating stations; (2) purchased-power costs related to cogeneration and renewable contracts; (3) purchased-power costs related to existing interutility and bilateral contracts that were entered into before
January 17, 2001; and (4) new procurement-related costs incurred on or after January 1, 2003 (the date on which the CPUC transferred back to SCE the responsibility for procuring energy resources for its customers).  SCE recovers these costs on a cost-recovery basis, with no markup for return or profit.  SCE files annual forecasts of the above-described costs that it expects to incur during the following year.  As these costs are subsequently incurred, they will be tracked and recovered through the ERRA, but are subject to a reasonableness review in a separate annual ERRA application.  If the ERRA overcollection or undercollection exceeds 5% of SCE's prior year's generation revenue, the CPUC has established a "trigger" mechanism, whereby SCE can request an emergency rate adjustment in addition to the annual forecast and reasonableness ERRA applications.

ERRA Trigger Mechanism Filing

On March 25, 2005, SCE submitted a CPUC rate application under the ERRA trigger mechanism, as the recorded undercollection in its
ERRA balancing account as of February 28, 2005 had reached 9.7% of recorded 2004 generation revenue, well above the 5% threshold for an emergency rate adjustment established by the CPUC.  SCE's undercollection had been less than 4% of recorded 2004 generation revenue at the end of January 2005.  A combination of higher procurement costs, a delay in approval of the 2005 ERRA rate change and other factors contributed to the large increase in the undercollection amount in February 2005.  Nevertheless, SCE's trigger application requested that the CPUC recognize and retain recently adopted rate levels rather than increasing rates.  The application cited the CPUC's recently approved ERRA rates in the 2005 ERRA forecast proceeding (see below) as compliant with the California
Assembly Bill 57 requirements to promptly amortize the undercollection.  The application forecasted amortization of the ERRA undercollection to below the 5% threshold by the end of July 2005, and amortization to zero by mid-September 2005.  Therefore, the application requested a finding that no further rate action is necessary at this time.  A CPUC decision on this application is expected in May 2005.

ERRA Reasonableness Review for the Period January 1, 2004 through December 31, 2004

On April 1, 2005, SCE submitted an ERRA reasonableness review application requesting that the CPUC find its procurement-related operations for calendar year 2004 to be reasonable.  In addition, SCE requested recovery of approximately $13 million associated with
Nuclear Unit Incentive Procedure (NUIP) rewards for efficient operation of the Palo Verde Nuclear Generating Station (Palo Verde) and
approximately $7 million in administrative and general costs incurred to carry out the CPUC's directive to begin procuring energy supplies on January 1, 2003 following the California energy crisis.

2005 ERRA Forecast

On March 17, 2005, the CPUC issued a final decision adopting SCE's requested ERRA revenue requirement of $3.3 billion for the 2005 calendar year, an increase of $1 billion over the 2004 revenue requirement.  The increase was primarily attributable to increasing procurement costs, in part because SCE must procure additional energy and capacity in 2005 to replace energy and capacity currently provided by a major California Department of Water Resources (CDWR) contract that terminated in December 2004.  In addition, the increase was attributable to additional capacity and associated energy costs resulting from increasing SCE's reserve margin to fulfill the CPUC's requirement of a 15% to 17% planning reserve and a substantially higher forecasted ERRA undercollected balance as of December 31, 2004 than the balance included in current rate levels.

CDWR Power Purchases and Revenue Requirement Proceedings

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in the year-ended 2004 MD&A, in December
2004, the CPUC issued its decision on how the CDWR's power charge revenue requirement for 2004 through 2013, when the last CDWR contract expires, will be allocated among the investor-owned utilities.  San Diego Gas & Electric (SDG&E) has filed a petition for modification of the decision urging the CPUC to replace the adopted methodology with a methodology that would retain the cost-follows-contract allocation of the avoidable costs, but would allocate the unavoidable costs associated with the contracts:
42.2% to Pacific Gas and Electric's (PG&E) customers, 47.5% to SCE's customers and 10.3% to SDG&E's customers.  Such an allocation would decrease the total costs allocated to SDG&E's customers and increase the total costs allocated to SCE's customers.  The assigned administrative law judge has issued a draft decision denying the petition, but the draft is potentially subject to revision.  The CPUC is expected to act on the petition by the end of June 2005.  Amounts billed to SCE's customers for electric power purchased and sold by the CDWR are remitted

directly to the CDWR and are not recognized as revenue by SCE and therefore have no impact on SCE's earnings.

Generation Procurement Proceedings

Request for Offers for New Generation Resources

According to California state agencies, beginning in 2006, there is a need for new generation capacity in a Southern California region known as South of Path 15 (SP-15).  To enable potential generators to secure financing to construct necessary generation facilities, SCE has issued a Request for Offers (RFO) for New Generation Resources in SP-15.  SCE is soliciting offers for power-purchase agreements lasting up to 10 years from new generation facilities with delivery under the agreement beginning between
June 1, 2006 and August 1, 2008.  SCE will file an application with the CPUC seeking approval of the RFO and the power-purchase agreements executed under the RFO.  SCE will also seek recovery of the costs of the contracts, through the FERC-jurisdictional rates, from all SP-15 customers.  In addition, SCE will seek CPUC assurance of full cost recovery in CPUC-approved rates, if the FERC denies any recovery.  Any power-purchase agreement that SCE executes as a result of the RFO will be contingent on CPUC approval of the contract and assurance of full cost recovery.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in the year-ended 2004 MD&A, the CPUC issued a final decision in December 2004 on SCE's application regarding the post-2005 operation of Mohave, which is partly owned by SCE.

In parallel with and since the conclusion of the CPUC proceeding, negotiations have continued among the relevant parties in an effort to resolve Mohave's post-2005 coal and water supply issues, but no resolution has been reached to date.  Because resolution has not been reached and because of the lead times required for installation of certain pollution-control equipment and other upgrades necessary for post-2005 operation, it is probable that Mohave will shut down for at least several years, and perhaps permanently, at the end of 2005.  The outcome of the coal and water negotiations are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 will impact SCE's long-term resource plan.  The outcome of this matter is not expected to have a material impact on earnings.

San Onofre Nuclear Generating Station

As discussed in the "San Onofre Nuclear Generating Station" disclosure in the year-ended 2004 MD&A, there are several issues related to the operation and maintenance of San Onofre Units 2 and 3.  The following are new developments with respect to San Onofre.

2005 Outage Schedule, O&M and Capital Budget Disputes

On April 20, 2005, the San Onofre Units 2 and 3 Board of Review (BOR) held a special meeting to consider the 5-year outage schedule, revisions to the 2005 operation and maintenance (O&M) budget, and the 2005 capital budget.  These matters require unanimous approval of the BOR.  The representatives of all owners except SDG&E voted to approve these matters.  The representative of SDG&E withheld approval of all three matters.  SCE and SDG&E agreed to consolidate the disputes over the 2005 O&M and 2005 capital budgets and to treat the dispute over the 5-year outage schedule as a separate dispute.  The parties will proceed with the dispute resolution procedures in the Second Amended San Onofre Operating Agreement, which culminate in binding arbitration.

Transmission and Distribution

2006 General Rate Case Proceeding

On December 21, 2004, SCE filed its application for a 2006 GRC, requesting an increase of $370 million in SCE's 2006 base rate revenue, primarily for capital-related expenditures to accommodate infrastructure replacement, customer and load growth.  This increase is also necessary to fund substantially higher operation and maintenance expenses, particularly in SCE's transmission and distribution business unit.  SCE also requested that the CPUC authorize continuation of SCE's existing post-test year rate-making mechanism, which would result in base rate revenue increases of $159 million and $122 million in 2007 and 2008, respectively.  If the
CPUC approves these requested increases and allocates them to ratepayer groups on a system average percentage change basis, the total increase over current base rates is estimated to be 10%.

On April 15, 2005, the ORA submitted testimony recommending that SCE's 2006 base rate revenue be decreased by $93 million, a difference of $463 million from SCE's request.  In addition, the ORA is recommending that an additional year, 2009, be added to SCE's
GRC cycle and that the CPUC use a Consumer Price Indexed (CPI) method, applied to the test year revenue requirement, to determine base rate revenue adjustments in the attrition years (2007 and 2008).  SCE had used a budget-based approach to projected capital additions in the attrition years in its filing.  This approach was previously authorized in the 2003 GRC decision.  The ORA's CPI methodology would raise SCE's 2007 base rate revenue by $2 million (as opposed to SCE's requested increase of $159 million) and would decrease SCE's 2008 base rate revenue by $10 million (as opposed to SCE's requested increase of $122 million).  Portions of the ORA's proposed adjustments reflect an updated rate of return, authorized by the CPUC subsequent to the filing of SCE's GRC application.  On
May 6, 2005, intervenors submitted testimony on SCE's 2006 GRC.  SCE is currently reviewing this testimony.  Evidentiary hearings are scheduled to begin in June 2005.  A decision on SCE's 2006 GRC is expected in December 2005 or January 2006.

2006 Cost of Capital

SCE expects to file an application in May 2005 requesting the CPUC to authorize a return on common equity and overall rate of return for SCE's CPUC-jurisdictional assets for 2006.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning and
Riverside, California over the proper allocation and characterization of certain charges.  The order reversed an arbitrator's award that had affirmed the ISO's characterization in May 2000 of the charges as Intra-Zonal Congestion costs and allocation of those charges to Scheduling Coordinators (SC) in the affected zone within the ISO transmission grid.  The April 20, 2004 order directed the
ISO to shift the costs from SCs in the affected zone to the responsible Participating Transmission Owner, SCE, and to do so within
60 days of the April 20, 2004 order.  Under the April 20, 2004 order, SCE will be charged a certain amount as the Participating
Transmission Owner but also will be credited through the California Power Exchange, SCE's SC at the time.  SCE obtained a stay of the
April 20, 2004 order pending resolution of its request for rehearing.  On March 30, 2005, the FERC issued an Order Denying
Rehearing.  SCE obtained an extension of the stay pending resolution of the appeal SCE has filed with the United States Court of
Appeals for the D.C. Circuit (D.C. Circuit Court).  The potential net impact on SCE is estimated to be approximately $20 million to
$25 million, including interest.  Should the April 20, 2004 order stand, SCE expects to receive recovery in rates of the amount described above.  SCE filed a request for clarification with the FERC asking the FERC to clarify that SCE can reflect and recover the disputed costs in SCE's reliability services rates.

Wholesale Electricity and Natural Gas Markets

As discussed in the "Wholesale Electricity and Natural Gas Markets" disclosure in the year-ended 2004 MD&A, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets.

El Paso Natural Gas Company (El Paso) entered into a settlement agreement with a number of parties (including SCE, PG&E, the State of
California and various consumer class action representatives) settling various claims stated in proceedings at the FERC and in San
Diego County Superior Court that El Paso had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in 2000-2001.  The United States District Court has issued an order approving the stipulated judgment and the settlement agreement has become effective.  Pursuant to a CPUC decision, SCE will refund to customers amounts received under the terms of the El Paso settlement (net of legal and consulting costs)
through its ERRA mechanism.  In June 2004, SCE received its first settlement payment of $76 million.  Approximately $66 million of this amount was credited to purchased-power expense, and will be refunded to SCE's ratepayers through the ERRA over the next
12 months, and the remaining $10 million was used to offset SCE's incurred legal costs.  El Paso has elected to prepay the additional settlement payments due over a 20-year period and, as a result, made a payment to the escrow holder on April 15, 2005 of approximately $442 million.  The distribution of these funds to the settling parties will not occur until the superior court judge presiding over the settlement has issued an order affirming an allocation of these funds to the various settling parties. That order will likely be issued by mid-May 2005.  It is estimated that SCE's share will be approximately $66 million.  Amounts El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to SCE's share of the CDWR's power charge revenue requirement.

On January 14, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Mirant Corporation and a number of its affiliates (collectively Mirant), all of whom are debtors in a Chapter 11 bankruptcy proceeding pending in Texas.
Among other things, the settlement terms provide for expected cash and equivalent refunds totaling $320 million, of which SCE's allocated share is approximately $68 million.  The settlement also provides for an allowed, unsecured claim totaling $175 million in the bankruptcy of one of the Mirant parties, with SCE being allocated approximately $33 million of the unsecured claim.  The actual value of the unsecured claim will be determined as part of the resolution of the Mirant parties' bankruptcies.  The Mirant settlement was approved by the FERC on April 13, 2005 and by the bankruptcy court on April 15, 2005.  Under the settlement terms, distribution of the cash portion of the settlement proceeds is to occur within 20 business days of April 15, 2005 and will be refunded to ratepayers as described below.

On November 19, 2004, the CPUC issued a resolution authorizing SCE to establish an Energy Settlement Memorandum Account (ESMA) for the purpose of recording the foregoing settlement proceeds from energy providers and allocating them in accordance with the terms of the CPUC litigation settlement agreement.  The resolution accordingly provides a mechanism whereby portions of the settlement proceeds recorded in the ESMA will be allocated to recovery of SCE's litigation costs and expenses in the FERC refund proceedings described above and a 10% shareholder incentive pursuant to the CPUC litigation settlement agreement.  Remaining amounts for each settlement are to be refunded to ratepayers through the ERRA mechanism.

Other Regulatory Matters

Holding Company Proceeding

In April 2001, the CPUC issued an order instituting investigation that reopened the past CPUC decisions authorizing utilities to form holding companies and initiated an investigation into, among other things:  (1) whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; (2) any additional suspected violations of laws or CPUC rules and decisions; and (3) whether additional rules, conditions, or other changes to the holding company decisions are necessary.  For a discussion of item (1) above, see the "Holding Company Proceeding" disclosure in the year-ended 2004
MD&A.

On May 5, 2005, the CPUC issued a final decision that closed the proceeding.  However, because the CPUC closed the proceeding without addressing some of the issues the proceeding raised (such as the appropriateness of the large utilities' holding company structure and dividend policies), the CPUC may rule on or investigate these issues in the future.

Investigations Regarding Performance Incentive Rewards

SCE is eligible under its CPUC-approved performance-based ratemaking (PBR) mechanism to earn rewards or penalties for the period of
1997 through 2003 based on its performance in comparison to CPUC-approved standards of customer satisfaction, employee injury and illness reporting, and system reliability.  Current CPUC ratemaking (through SCE's 2003 GRC decision) provides for performance incentives or penalties for differences between actual results and GRC-determined standards of employee injury and illness reporting, and system reliability.

SCE has been conducting investigations into its performance under these mechanisms and has reported to the CPUC certain findings of misconduct and misreporting as further discussed below.  As a result of the reported events, the CPUC could institute its own proceedings to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, injury and illness reporting, and system reliability portions of PBR.  The CPUC also may consider whether to impose additional penalties on SCE.  SCE cannot predict with certainty the outcome of these matters or estimate the potential amount of refunds, disallowances, and penalties that may be required.

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

SCE has been keeping the CPUC informed of the progress of SCE's internal investigation.  On June 25, 2004, SCE submitted to the CPUC a PBR customer satisfaction investigation report, which concluded that employees in the design organization of the transmission and distribution business unit deliberately altered customer contact information in order to affect the results of customer satisfaction surveys.  At least 36 design organization personnel engaged in deliberate misconduct including alteration of customer information before the data were transmitted to the independent survey company.  Because of the apparent scope of the misconduct, SCE proposed to refund to ratepayers $7 million of the PBR rewards previously received and forgo an additional $5 million of the PBR rewards pending that are both attributable to the design organization's portion of the customer satisfaction rewards for the entire PBR period (1997-2003).  In addition, during its investigation, SCE determined that it could not confirm the integrity of the method used for obtaining customer satisfaction survey data for meter reading.  Thus, SCE also proposed to refund all of the approximately $2 million of customer satisfaction rewards associated with meter reading.  As a result of these findings, SCE accrued a $9 million charge in 2004 for the potential refunds of rewards that have been received.

SCE has taken remedial action as to the customer satisfaction survey misconduct by severing the employment of several supervisory personnel, updating system process and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing.  The PBR performance incentive mechanism for customer satisfaction expired after calendar year
2003 pursuant to the CPUC's decision in SCE's 2003 GRC.

The CPUC has not yet opened a formal investigative proceeding into this matter.  However, the Consumer Protection and Safety Division
(CPSD) of the CPUC has submitted several data requests to SCE and requested an opportunity to interview a number of current and former SCE employees in the design organization.  SCE has responded to these requests and the CPSD has conducted interviews of approximately 20 employees who were disciplined for misconduct.

Employee Injury and Illness Reporting

In light of the problems uncovered with the customer satisfaction surveys, SCE conducted an investigation into the accuracy of SCE's employee injury and illness reporting.  The yearly results of employee injury and illness reporting to the CPUC are used to determine the amount of the incentive reward or penalty to SCE under the PBR mechanism.  Since the inception of PBR in 1997, SCE has received
$20 million in employee safety incentives for 1997 through 2000 and, based on SCE's records, would have been entitled to an additional $15 million for 2001 through 2003 ($5 million for each year).

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

As a result of these findings, SCE proposed to the CPUC that it not collect any reward under the PBR mechanism for any year before
2004, and it return to ratepayers the $20 million it has already received.  Therefore, SCE accrued a $20 million charge in 2004 for the potential refund of these rewards.  SCE has also proposed to withdraw the pending requests for rewards for the 2001-2002 time frames.  SCE has not yet filed a request related to its performance for 2003 under the PBR mechanism.  In SCE's 2003 GRC decision, the CPUC adopted a modified employee injury and illness performance incentive beginning in 2004.  However, SCE has requested that the
CPUC apply that mechanism beginning with recorded data for 2005 so that SCE can correct and validate its baseline data regarding OSHA recordable injuries and illnesses and improve its OSHA recordkeeping process.  If the CPUC were to apply the modified incentive mechanism to SCE's recorded data for 2004, it would result in a reward of $50,000.

SCE is taking other remedial action to address the issues identified, including revising its organizational structure and overall program for environmental, health and safety compliance.  Additional actions, including disciplinary action against specific employees identified as having committed wrongdoing, may result once the investigation is completed.  SCE submitted a report on the results of its investigation to the CPUC on December 3, 2004.

As with the customer satisfaction matter, the CPUC has not yet opened a formal investigative proceeding into this matter.  However, the CPSD has recently submitted several data requests to SCE.  SCE has responded to these requests.

System Reliability

In light of the problems uncovered with the PBR mechanisms discussed above, SCE has conducted an investigation into the PBR system reliability metric for the years 1997 through 2003.  Since the inception of PBR payments in 1997, SCE has received $8 million in rewards and has applied for an additional $5 million reward based on frequency of outage data for 2001.  For 2002, SCE's data indicates that it earned no reward and incurred no penalty.  Based on the application of the PBR mechanism, SCE would be penalized
$5 million for 2003; however, as indicated above, SCE has not filed a request related to its performance under the PBR mechanism for
2003.  In SCE's 2003 GRC, the CPUC adopted a modified reliability mechanism beginning in 2004.  Based on that modified reliability mechanism, SCE would be penalized $2 million for its performance in 2004.  As a result of SCE's data and calculations, SCE accrued a
$6 million charge in 2004 and an additional $1 million charge in the first quarter of 2005 for these potential penalties.

On February 28, 2005, SCE provided its investigatory report on the PBR system reliability incentive mechanism to the CPUC concluding that the reliability reporting system is working as intended.  On March 30, 2005, SCE filed its advice letter reflecting the $2 million penalty for 2004 in accordance with the modified reliability mechanism approved by the CPUC in SCE's 2003 GRC.

The CPUC is not expected to act on SCE's recent advice letter for 2004 or the pending PBR advice letters for 2001 and 2002 until the
CPSD has completed its investigation of these matters.  SCE has agreed to file its PBR advice letter for 2003 after the CPSD has completed its investigation.

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

SCE's recorded estimated minimum liability to remediate its 25 identified sites is $88 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $130 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from
$4 million (the recorded minimum liability) to $9 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $34 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $60 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $12 million to $25 million.  Recorded costs for the twelve months ended March 31, 2005 were $12 million.

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

Federal Income Taxes

Edison International has reached a tentative settlement with the Internal Revenue Service (IRS) on tax issues and pending affirmative claims relating to its 1991 to 1993 tax years.  This settlement, which was signed by Edison International in March 2005 and is currently awaiting approval by the United States Congress Joint Committee on Taxation, is expected to result in a net earnings benefit for SCE of approximately $70 million.

Edison International received Revenue Agent Reports from the IRS in August 2002 and in January 2005 asserting deficiencies, including deficiencies asserted against SCE, in federal corporate income taxes with respect to audits of its 1994 to 1996 and 1997 to 1999 tax years, respectively.  Many of the asserted tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of interest and penalties), if any, would benefit SCE as future tax deductions.

The IRS Revenue Agent Report for the 1997 to 1999 audit also asserted deficiencies with respect to a transaction entered into by an
SCE subsidiary which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company.  While Edison International intends to defend its tax return position with respect to this transaction, the tax benefits relating to the capital loss deductions will not be claimed for financial accounting and reporting purposes until and unless these tax losses are sustained.

In April 2004, Edison International filed California Franchise Tax amended returns for tax years 1997 through 2002 to abate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice that was published in 2001.  These transactions include the SCE subsidiary contingent liability company transaction described above.  Edison International filed these amended returns under protest retaining its appeal rights.

Navajo Nation Litigation

In June 1999, the Navajo Nation filed a complaint in the United States District Court for the District of Columbia (D.C. District
Court) against Peabody Holding Company (Peabody) and certain of its affiliates, Salt River Project Agricultural Improvement and Power
District, and SCE arising out of the coal supply agreement for Mohave.  The complaint asserts claims for, among other things, violations of the federal Racketeer Influenced and Corrupt Organizations statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentation by nondisclosure, and various contract-related claims.  The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal supplied to Mohave.  The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion, as well as a declaration that Peabody's lease and contract rights to mine coal on Navajo Nation lands should be terminated.  SCE joined
Peabody's motion to strike the Navajo Nation's complaint.  In addition, SCE and other defendants filed motions to dismiss.  The D.C.
District Court denied these motions for dismissal, except for Salt River Project Agricultural Improvement and Power District's motion for its separate dismissal from the lawsuit.

Certain issues related to this case were addressed by the United States Supreme Court in a separate legal proceeding filed by the
Navajo Nation in the United States Court of Federal Claims against the United States Department of Interior.  In that action, the
Navajo Nation claimed that the Government breached its fiduciary duty concerning negotiations relating to the coal lease involved in the Navajo Nation's lawsuit against SCE and Peabody.  On March 4, 2003, the Supreme Court concluded, by majority decision, that there was no breach of a fiduciary duty and that the Navajo Nation did not have a right to relief against the Government.  Based on the
Supreme Court's analysis, on April 28, 2003, SCE and Peabody filed motions to dismiss or, in the alternative, for summary judgment in the D.C. District Court action.  On April 13, 2004, the D.C. District Court denied SCE's and Peabody's April 2003 motions to dismiss or, in the alternative, for summary judgment.  The D.C. District Court subsequently issued a scheduling order that imposed a
December 31, 2004 discovery cut-off.  Pursuant to a joint request of the parties, the D.C. District Court granted a 120-day stay of the action to allow the parties to attempt to resolve, through facilitated negotiations, all issues associated with Mohave.
Negotiations are ongoing and the stay has been continued until further order of the court.

The D.C. Circuit Court, acting on a suggestion on remand filed by the Navajo Nation, held in an October 24, 2003 decision that the
Supreme Court's March 4, 2003 decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the
United States during the time period in question.  The Government and the Navajo Nation both filed petitions for rehearing of the
October 24, 2003 D.C. Circuit Court decision.  Both petitions were denied on March 9,

2004.  On March 16, 2004, the D.C. Circuit Court issued an order remanding the case against the Government to the Court of Federal
Claims, which conducted a status conference on May 18, 2004.  As a result of the status conference discussion, the Navajo Nation and the Government are in the process of briefing the remaining issues following remand.  As a result of the status conference discussion, the Court of Federal Claims has ordered the Navajo Nation and the Government to brief the remaining issues following remand.  The Navajo Nation's initial brief was filed in the remanded Court of Federal Claims matter on August 26, 2004, and the
Government filed its responsive brief on December 10, 2004.  The Navajo Nation subsequently obtained an extension of the due date for its reply brief while the Court of Federal Claims is considering a motion to strike filed by the Government.  Peabody's motion to intervene in the remanded Court of Federal Claims case as a party was denied.  On February 24, 2005, the Court of Federal Claims denied the motion to strike filed by the Government, but authorized the Government to file a supplemental brief and appendix, which was filed by the Government on March 23, 2005.  On April 25, 2005, the Navajo Nation filed its reply brief and also filed a motion to strike the Government's supplemental brief and all of the exhibits attached to that brief.  The Government has not yet responded to the motion to strike.

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

Results of Operations

First Quarter 2005 vs. First Quarter 2004

Earnings

SCE's first quarter 2005 earnings were $131 million, $31 million above first quarter 2004.  Virtually all of this increase is due to higher authorized revenue in 2005 from the implementation of the 2003 GRC decision.  SCE received the decision in July 2004, therefore 2004 first quarter earnings do not include the effects from this decision.

Operating Revenue

SCE's retail sales represented approximately 80% and 87% of operating revenue in the first quarter of 2005 and 2004, respectively.
Due to warmer weather during the summer months, operating revenue during the third quarter of each year is generally significantly higher than other quarters.

The following table sets forth the major changes in operating revenue:

     In millions                Three-Month Period Ended March 31,        2005 vs. 2004
-----------------------------------------------------------------------------------------
     Operating revenue
         Rate changes                                                      $     (67)
         Sales volume changes                                                    111
         Sales for resale                                                         59
         SCE's variable interest entities                                        101
         Other (including intercompany transactions)                               8
-----------------------------------------------------------------------------------------
     Total                                                                 $     212
-----------------------------------------------------------------------------------------

Total operating revenue increased by $212 million in 2005 (as shown in the table above).  The reduction in operating revenue resulting from rate changes was mainly due to higher deferrals of revenue related to balancing account overcollections in 2005, as compared to 2004.  The rate changes variance also reflects the implementation of the 2003 GRC, effective in August 2004.  As a result, generation rates decreased by approximately $115 million and distribution rates increased by approximately $150 million.  The increase in operating revenue resulting from sales volume changes was mainly due to an increase in kWh sold and SCE providing a greater amount of energy to its customers from its own sources in 2005, compared to 2004, in which the CDWR provided a greater amount of energy to SCE's customers.  Sales for resale increased due to a greater amount of excess energy in 2005, as compared to 2004.  As a result of the CDWR contracts allocated to SCE, excess energy from SCE sources may exist at certain times, which then is resold in the energy markets.  SCE's variable interest entities revenue represents the recognition of revenue resulting from the consolidation of SCE's variable interest entities on March 31, 2004.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning
January 17, 2001), CDWR bond-related costs (beginning November 15, 2002) and direct access exit fees (beginning January 1, 2003) are remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $510 million and $630 million for the three-month periods ended March 31, 2005 and 2004, respectively.

Operating Expenses

SCE's fuel expense increased $207 million in 2005 primarily due to the consolidation of SCE's variable interest entities resulting in the recognition of fuel expense of $193 million.

Purchased-power expense decreased $192 million in 2005.  The 2005 decrease was mainly due to the consolidation of SCE's variable interest entities which resulted in a $173 million reduction in purchased-power expense, as well as higher unrealized gains of approximately $150 million related to hedging transactions resulting from increased hedging activities in 2005, as compared to 2004.
The 2005 decrease was partially offset by higher expenses of approximately $70 million resulting from an increase in the number of bilateral contracts in 2005, as compared to 2004, an increase of approximately $40 million mainly due to an increase in the volume and a true-up of exchanged energy, and higher expenses of approximately $20 million related to ISO and qualifying facilities (QF)
purchases.

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  Energy payments to gas-fired QFs are generally tied to spot natural gas prices.  Effective May 2002, energy payments for most renewable QFs were converted to a fixed price of 5.37(cent)-per-kWh.  Average spot natural gas prices were slightly higher during 2005 as compared to 2004.
The higher expenses related to power purchased from QFs was mainly due to higher average spot natural gas prices, partially offset by lower kWh purchases.

Provisions for regulatory adjustment clauses - net increased $84 million in 2005.  The increase was mainly due to $150 million of unrealized gains related to hedging transactions (mentioned above in purchased-power expense) that, if realized, would be refunded to ratepayers, partially offset by net undercollections of purchased power, fuel and operating and maintenance costs of approximately
$65 million which were deferred in balancing accounts for future recovery.

SCE's other operating and maintenance expense increased $21 million in 2005 mainly due to the recognition of approximately $24 million in operating and maintenance expenses as a result of the consolidation of SCE's variable interest entities, and an increase of $40 million in reliability costs due to an increase in must run units to improve the reliability of the California ISO systems operations (which are

recovered through regulatory mechanisms approved by the FERC).  The 2005 increase was partially offset by a decrease of $40 million in generation-related expenses primarily related to lower outage and refueling costs in 2005, as compared to 2004.  In 2004, there was a scheduled major overhaul at SCE's Four Corners coal facility, as well as a refueling outage at SCE's San Onofre Unit 2.

Other Income and Deductions

SCE's other nonoperating income in 2005 includes a $10 million reward for the efficient operation of Palo Verde during 2003, which was approved by the CPUC in 2005.  SCE's other nonoperating income in 2004 includes $19 million in rewards for the efficient operation of Palo Verde during 2001 and 2002, which were approved by the CPUC in 2004.

Income Taxes

Income tax expense decreased $4 million in the first quarter of 2005 primarily due to changes in property-related flow-through items between the periods and reductions in accrued tax liabilities made in the first quarter of 2005 to reflect progress in settlement negotiations relating to prior year tax liabilities.  These decreases were partially offset by an increase in tax expense resulting from an increase in pre-tax income.

SCE's composite federal and state statutory rate was 40.37% and 40.551% for the first quarters 2005 and 2004, respectively.  The lower effective tax rate of 33% realized in the first quarter of 2005 was primarily due to property-related flow-through items, a reduction in accrued tax liabilities, and dividend payments to the employee stock ownership plan.  SCE's 2004 effective tax rate approximated its statutory tax rate.

Minority Interest

Minority interest represents the effects of the adoption of a new accounting pronouncement in second quarter 2004 related to SCE's variable interest entities.

Historical Cash Flow Analysis

The "Historical Cash Flow Analysis" section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $428 million for the three months ended March 31, 2005, and $462 million for the comparable period in 2004.  The change in cash provided by operating activities was mainly due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Net cash used by financing activities was $43 million for the three months ended March 31, 2005, compared to net cash provided by financing activities of $513 million for the three months ended March 31, 2004.  Cash used by financing activities from continuing operations in 2005 mainly consisted of long-term and short-term debt payments.

SCE's first quarter financing activity included the issuance of $650 million of first and refunding mortgage bonds.  The issuance included $400 million of 5% bonds due in 2016 and $250 million of 5.55% bonds due in 2036.  The proceeds were used to redeem the remaining $50,000 of 8% first and refunding mortgage bonds due February 2007 (Series 2003A) and $650 million of the $966 million

8% first and refunding mortgage bonds due February 2007 (Series 2003B).  In addition, SCE issued $202 million of commercial paper, net of repayments.

During the first quarter of 2004, SCE issued $300 million of 5% bonds due in 2014, $525 million of 6% bonds due in 2034 and
$150 million of floating rate bonds due in 2006.  The proceeds from these issuances were used to call at par $300 million of 7.25%
first and refunding mortgage bonds due March 2026, $225 million of 7.125% first and refunding mortgage bonds due July 2025,
$200 million of 6.9% first and refunding mortgage bonds due October 2018, and $100 million of junior subordinated deferrable interest debentures due June 2044.  In addition, during the first quarter of 2004, SCE paid the $200 million outstanding balance of its credit facility, as well as remarketed approximately $550 million of pollution-control bonds with varying maturity dates ranging from 2008 to 2040.  Approximately $354 million of these pollution-control bonds had been held by SCE since 2001 and the remaining $196 million were purchased and reoffered in 2004.  In March 2004, SCE issued $300 million of 4.65% first and refunding mortgage bonds due in 2015 and $350 million of 5.75% first and refunding mortgage bonds due in 2035.  A portion of the proceeds from the March 2004 first and refunding mortgage bond issuances were used to fund the acquisition and construction of the Mountainview project.  Financing activities in 2004 also included a dividend payment of $300 million to Edison International.

Cash Flows from Investing Activities

Net cash used by investing activities was $382 million for the three months ended March 31, 2005, compared to $621 for the comparable period in 2004.  Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.

Investing activities in the first quarter of 2005 reflect $364 million in capital expenditures, primarily for transmission and distribution assets, including approximately $14 million for nuclear fuel acquisitions.

Investing activities in the first quarter of 2004 reflect $316 million in capital expenditures, primarily for transmission and distribution assets, including approximately $12 million for nuclear fuel acquisitions.  In addition, investing activities include
$285 million of acquisition costs related to the Mountainview project.

NEW ACCOUNTING PRINCIPLES

In March 2005, the Financial Accounting Standards Board (FASB) issued an interpretation related to accounting for conditional asset retirement obligations.  This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation (ARO) if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement.  This Interpretation is effective December 31, 2005.  SCE is assessing the impact of this
Interpretation on its results of operations and financial condition.

A new accounting standard requires companies to use the fair value accounting method for stock-based compensation.  SCE currently uses the intrinsic value accounting method for stock-based compensation.  On April 14, 2005, the Securities and Exchange Commission
announced a delay in the effective date for the new standard to fiscal years beginning after June 15, 2005.  SCE will implement the new standard effective January 1, 2006 by applying the modified prospective transition method.  The difference in expense, net of tax, between the two accounting methods is an increase of $2 million.

In December 2004, the FASB issued guidance (Staff Position 109-1) on accounting for a tax deduction resulting from the American Jobs
Creation Act of 2004.  The primary objective of this Position is to provide guidance on accounting for the provision within the
American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities.  Under this Position, recognition of the tax

deduction on qualified production activities, which include the production of electricity, is reported in the year it is earned.
This FASB Staff Position had no material impact on SCE's financial statements.  SCE is evaluating the effect that the manufacturer's deduction will have in subsequent years.

COMMITMENTS AND GUARANTEES

The following is an update to SCE's commitments and guarantees.  See the "Commitments and Guarantees" section of the year-ended 2004
MD&A for a detailed discussion of commitments and guarantees.

Power-Purchase Contracts

During the first quarter of 2005, SCE entered into additional power call option contracts.  SCE's purchased power capacity payment commitments under these contracts are currently estimated to be $69 million for 2005, $95 million for 2006, $101 million for 2007, and $84 million for 2008.

Leases

During the first quarter of 2005, SCE entered into new power contracts, in which SCE takes virtually all of the power.  In accordance with an accounting standard, these power contracts are classified as operating leases.  SCE's commitments under these operating leases are currently estimated to be $39 million for 2005, $55 million for 2006, $50 million for 2007, and $43 million for 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information responding to Part I, Item 3 is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition
and Results of Operations" under the heading "Market Risk Exposures" and is incorporated herein by this reference.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

SCE's management, under the supervision of and with the participation of the company's Chief Executive Officer and Chief Financial
Officer, has evaluated the effectiveness of SCE's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or
15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, SCE's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in SCE's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f)
under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, SCE's internal control over financial reporting.

For the reasons discussed in Note 1 of the "Notes to Consolidated Financial Statements" in SCE's 2004 Annual Report, SCE has not
designed, established, or maintained internal control over financial reporting for four variable interest entities, referred to as
"VIEs," that SCE was required to consolidate under an accounting interpretation issued by the Financial Accounting Standards Board.
SCE's evaluation of internal control over financial reporting did not include these VIEs.

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

Navajo Nation Litigation

Information about the Navajo Nation Litigation appears in Part I, Item 2, "Management's Discussion and Analysis of Financial
Condition and Results of Operations" under the heading "Other Developments--Navajo Nation Litigation" and is incorporated herein by this reference.  Information about the Navajo Nation Litigation was previously reported in Part I, Item 3 of SCE's Annual Report on
Form 10-K for the year ended December 31, 2004."

Item 6.    Exhibits

Exhibits

     3.1     Certificate of Amendment and Restated Articles of Incorporation of Southern California Edison Company, effective
             June 1, 1993 (File No. 102313, Form 10-K for the year ended December 31, 1993)*

     3.2     Certificate of Correction of Restated Articles of Incorporation of Southern California Edison Company,
             effective August 21, 1997 (File No. 1-2313, Form 10-Q for the quarter ended September 30, 1997)*

     3.3     Certificate of Amendment to the Restated Articles of Incorporation of Southern California Edison Company,
             effective January 12, 2005 (File No. 1-2313, Form 8-K filed January 15, 2005)*

     3.4     Certificate of Determination of Preferences of the Series A Preference Stock, effective April 21, 2005
             (File No. 1-2313, Form 8-K filed April 26, 2005)*

     31.1    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     31.2    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     32      Statement Pursuant to 18 U.S.C. Section 1350

----------------------
*    Incorporated by reference pursuant to Rule 12b-32.

                                                               SIGNATURE

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
                                                             (Registrant)

                                                     By       /s/ THOMAS M. NOONAN
                                                              --------------------------------
                                                              THOMAS M. NOONAN
                                                              Vice President, Chief Financial Officer
                                                              and Controller (Duly Authorized Officer
                                                              and Principal Financial and Accounting
                                                              Officer)

Dated:  May 9, 2005