Form 10-Q
period 2005-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 2005-08-09
CIK 92103

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
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 2005
                               -----------------------------------------------------------------------------------

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

                             Class                                       Outstanding at August 5, 2005
----------------------------------------------------------      ---------------------------------------------------
                  Common Stock, no par value                                       434,888,104

===================================================================================================================

Page

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                                           Page
                                                                                                            No.
                                                                                                           ----
Part I.  Financial Information:

         Item 1.   Financial Statements:

                   Consolidated Statements of Income - Three and Six Months
                     Ended June 30, 2005 and 2004                                                           1

                   Consolidated Statements of Comprehensive Income -
                     Three and Six Months Ended June 30, 2005 and 2004                                      1

                   Consolidated Balance Sheets - June 30, 2005
                     and December 31, 2004                                                                  2

                   Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 2005 and 2004                                                4

                   Notes to Consolidated Financial Statements                                               5

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                 24

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              43

         Item 4.   Controls and Procedures                                                                 43

Part II. Other Information:

         Item 1.   Legal Proceedings                                                                       44

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                             45

         Item 4.   Submission of Matters to a Vote of Security Holders                                     46

         Item 6.   Exhibits                                                                                47

         Signature

Page

SOUTHERN CALIFORNIA EDISON COMPANY

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                      2005         2004             2005         2004
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Operating revenue                                           $   2,203    $   2,176        $   4,110     $  3,872
-------------------------------------------------------------------------------------------------------------------

Fuel                                                              265          248              520          296
Purchased power                                                   743          527            1,131        1,107
Provisions for regulatory adjustment clauses - net                (41)         (33)              24          (51)
Other operation and maintenance                                   570          580            1,169        1,159
Depreciation, decommissioning and amortization                    231          222              454          439
Property and other taxes                                           47           46               97           91
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                        1,815        1,590            3,395        3,041
-------------------------------------------------------------------------------------------------------------------

Operating income                                                  388          586              715          831
Interest and dividend income                                       10            4               20            9
Other nonoperating income                                          18            9               35           39
Interest expense - net of amounts capitalized                     (96)        (101)            (198)        (204)
Other nonoperating deductions                                     (11)         (15)             (18)         (23)
-------------------------------------------------------------------------------------------------------------------

Income before tax and minority interest                           309          483              554          652
Income tax                                                         58          155              124          223
Minority interest                                                  85           85              132           85
-------------------------------------------------------------------------------------------------------------------

Net income                                                        166          243              298          344
Dividends on preferred and preference stock
   not subject to mandatory redemption                              5            1                6            3
-------------------------------------------------------------------------------------------------------------------

Net income available for common stock                       $     161    $     242        $     292     $    341
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                                      2005         2004             2005         2004
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Net income                                                  $     166    $     243        $     298     $    344
Other comprehensive income, net of tax:
   Amortization of cash flow hedges                                 1            1                2            2
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                        $     167    $     244        $     300     $    346
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                 December 31,
In millions                                                                2005                       2004
--------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS

Cash and equivalents                                                  $      176                 $      122
Restricted cash                                                               55                         61
Receivables, less allowances of $30 and $31
   for uncollectible accounts at respective dates                            691                        618
Accrued unbilled revenue                                                     519                        320
Fuel inventory                                                                 8                          8
Materials and supplies                                                       197                        188
Accumulated deferred income taxes - net                                      157                        134
Regulatory assets                                                            752                        553
Prepayments and other current assets                                         138                         72
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                       2,693                      2,076
-------------------------------------------------------------------------------------------------------------------

Nonutility property - less accumulated provision
   for depreciation of $547 and $554 at respective dates                   1,017                        960
Nuclear decommissioning trusts                                             2,793                      2,757
Other investments                                                            149                        170
-------------------------------------------------------------------------------------------------------------------

Total investments and other assets                                         3,959                      3,887
-------------------------------------------------------------------------------------------------------------------

Utility plant, at original cost:
   Transmission and distribution                                          16,042                     15,685
   Generation                                                              1,372                      1,356
Accumulated provision for depreciation                                    (4,629)                    (4,506)
Construction work in progress                                                871                        789
Nuclear fuel, at amortized cost                                              141                        151
-------------------------------------------------------------------------------------------------------------------

Total utility plant                                                       13,797                     13,475
-------------------------------------------------------------------------------------------------------------------

Regulatory assets                                                          3,169                      3,285
Other deferred charges                                                       555                        567
-------------------------------------------------------------------------------------------------------------------

Total deferred charges                                                     3,724                      3,852
-------------------------------------------------------------------------------------------------------------------

Total assets                                                          $   24,173                 $   23,290
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                   December 31,
In millions, except share amounts                                          2005                         2004
--------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                                                       $      148                 $       88
Long-term debt due within one year                                           597                        246
Preferred stock to be redeemed within one year                                --                          9
Accounts payable                                                             682                        700
Accrued taxes                                                                551                        357
Accrued interest                                                             113                        115
Customer deposits                                                            177                        168
Book overdrafts                                                              247                        232
Regulatory liabilities                                                       766                        490
Other current liabilities                                                    619                        643
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                  3,900                      3,048
-------------------------------------------------------------------------------------------------------------------

Long-term debt                                                             4,797                      5,225
-------------------------------------------------------------------------------------------------------------------

Accumulated deferred income taxes - net                                    2,789                      2,865
Accumulated deferred investment tax credits                                  123                        126
Customer advances and other deferred credits                                 618                        510
Power-purchase contracts                                                      88                        130
Preferred stock subject to mandatory redemption                               --                        139
Accumulated provision for pensions and benefits                              468                        417
Asset retirement obligations                                               2,242                      2,183
Regulatory liabilities                                                     3,217                      3,356
Other long-term liabilities                                                  250                        232
-------------------------------------------------------------------------------------------------------------------

Total deferred credits and other liabilities                               9,795                      9,958
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                         18,492                     18,231
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 2, 4, and 6)
Minority interest                                                            426                        409
-------------------------------------------------------------------------------------------------------------------

Common stock (434,888,104 shares outstanding at each date)                 2,168                      2,168
Additional paid-in capital                                                   346                        350
Accumulated other comprehensive loss                                         (15)                       (17)
Retained earnings                                                          2,227                      2,020
-------------------------------------------------------------------------------------------------------------------

Total common shareholder's equity                                          4,726                      4,521
-------------------------------------------------------------------------------------------------------------------

Preferred and preference stock
   not subject to mandatory redemption                                       529                        129
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                 5,255                      4,650
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                            $   24,173                 $   23,290
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                    June 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                                                   2005                  2004
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                                 $   298              $    344
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation, decommissioning and amortization                              454                   439
   Other amortization                                                           47                    46
   Minority interest                                                           132                    85
   Deferred income taxes and investment tax credits                           (133)                  163
   Regulatory assets - long-term                                               214                   199
   Regulatory liabilities - long-term                                         (127)                  (50)
   Other assets                                                                 41                    (3)
   Other liabilities                                                           120                    61
   Receivables and accrued unbilled revenue                                   (272)                 (152)
   Inventory, prepayments and other current assets                             (68)                  (47)
   Regulatory assets - short-term                                             (199)                 (404)
   Regulatory liabilities - short-term                                         276                   299
   Accrued interest and taxes                                                  192                    97
   Accounts payable and other current liabilities                              (36)                 (131)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                      939                   946
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Long-term debt issued and issuance costs                                       983                 1,598
Long-term debt repaid                                                       (1,041)                 (842)
Bonds remarketed - net                                                          --                   350
Issuance of preference stock                                                   395                    --
Redemption of preferred stock                                                 (148)                   (2)
Rate reduction notes repaid                                                   (116)                 (115)
Short-term debt financing - net                                                 60                  (200)
Change in book overdrafts                                                       15                    36
Shares purchased for stock-based compensation                                  (63)                  (14)
Proceeds from stock option exercises                                            33                    10
Minority interest                                                             (115)                  (49)
Dividends paid                                                                 (74)                 (448)
-------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                               (71)                  324
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                          (774)                 (718)
Acquisition costs related to nonutility generation plant                        --                  (285)
Contributions to and earnings from
   nuclear decommissioning trusts - net                                        (51)                  (42)
Sales of investments in other assets                                            11                     2
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                         (814)               (1,043)
-------------------------------------------------------------------------------------------------------------------

Effect of consolidation of variable interest entities                           --                    79
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and equivalents                                            54                   306
Cash and equivalents, beginning of period                                      122                    95
-------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                        $   176              $    401
-------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Certain prior-period amounts were reclassified to conform to the June 30, 2005 financial statement presentation.

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

The American Jobs Creation Act of 2004 included a tax deduction on qualified production activities income
(including income from the sale of electricity).  In December 2004, the FASB issued guidance that this deduction should be accounted for as a special deduction, rather than a tax rate reduction.  Accordingly, the special deduction is recorded in the year it is earned.  The tax deduction is not expected to materially affect SCE's
2005 financial statements.  SCE is evaluating the potential effect for future years.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

                                                                                   June 30,        December 31,
     In millions                                                                     2005              2004
----------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
     Current:
       Regulatory balancing accounts                                              $    523       $     371
       Direct access procurement charges                                               111             109
       Purchased-power settlements                                                      60              62
       Other                                                                            58              11
----------------------------------------------------------------------------------------------------------------

                                                                                       752             553
----------------------------------------------------------------------------------------------------------------

     Long-term:
       Flow-through taxes - net                                                      1,048           1,018
       Rate reduction notes - transition cost deferral                                 593             739
       Unamortized nuclear investment - net                                            523             526
       Nuclear-related ARO investment - net                                            265             272
       Unamortized coal plant investment - net                                          81              78
       Unamortized loss on reacquired debt                                             326             250
       Direct access procurement charges                                                90             141
       Environmental remediation                                                        58              55
       Purchased-power settlements                                                      62              91
       Other                                                                           123             115
----------------------------------------------------------------------------------------------------------------

                                                                                     3,169           3,285
----------------------------------------------------------------------------------------------------------------

     Total regulatory assets                                                      $  3,921       $   3,838
----------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory liabilities included in the consolidated balance sheets are:

                                                                                   June 30,        December 31,
     In millions                                                                     2005              2004
----------------------------------------------------------------------------------------------------------------

                                                                                  (Unaudited)
     Current:
       Regulatory balancing accounts                                              $    609       $     357
       Direct access procurement charges                                               111             109
       Other                                                                            46              24
----------------------------------------------------------------------------------------------------------------

                                                                                       766             490
----------------------------------------------------------------------------------------------------------------

     Long-term:
       ARO                                                                             765             819
       Costs of removal                                                              2,137           2,112
       Direct access procurement charges                                                90             141
       Employee benefits plans                                                         223             200
       Other                                                                             2              84
----------------------------------------------------------------------------------------------------------------

                                                                                     3,217           3,356
----------------------------------------------------------------------------------------------------------------

     Total regulatory liabilities                                                 $  3,983       $   3,846
----------------------------------------------------------------------------------------------------------------

Income Taxes

SCE's income tax expense decreased $97 million and $99 million for the three- and six-month periods ended June
30, 2005, respectively, as compared to the same periods in 2004, primarily due to a decrease in pre-tax income as well as changes in property-related flow-through items, reductions in accrued tax liabilities made in 2005 to reflect progress in settlement negotiations relating to prior year tax liabilities, and adjustments to tax balances made in 2005.

SCE's composite federal and state statutory rate was approximately 40% for the three- and six-month periods ended
June 30, 2005.  The lower effective tax rate of  26% and 29% realized in the three- and six-month periods ended
June 30, 2005, respectively, was primarily due to property-related flow-through items, a reduction in accrued tax liabilities, as well as adjustments to tax balances.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income if SCE had used the fair-value accounting method.

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
-------------------------------------------------------------------------------------------------------------------
In millions                                                     2005          2004             2005         2004
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Net income available for common stock, as reported            $   161      $   242           $  292       $  341
Add:   stock-based compensation expense using
       the intrinsic value accounting method - net of tax           8            2               14            4
Less:  stock-based compensation expense using
       the fair-value accounting method - net of tax                9            2               15            4
-------------------------------------------------------------------------------------------------------------------

Pro forma net income available for common stock               $   160      $   242           $  291       $  341
-------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flows Information
                                                                                Six Months Ended
                                                                                    June 30,
-----------------------------------------------------------------------------------------------------

     In millions                                                              2005             2004
-----------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
     Cash payments for interest and taxes:
     Interest - net of amounts capitalized                                $    168           $  151
     Tax payments (receipts)                                                    44              (25)

     Non-cash investing and financing activities:

     Details of debt exchange:
         Pollution control bonds redeemed                                 $   (204)              --
         Pollution control bonds issued                                        204               --

     Details of consolidation of variable interest entities:
         Assets                                                                 --           $  458
         Liabilities                                                            --             (537)

     Reoffering of pollution-control bonds                                      --           $  196

     Details of pollution-control bond redemption:
         Release of funds held in trust                                         --           $   20
         Pollution-control bonds redeemed                                       --              (20)
-----------------------------------------------------------------------------------------------------

Note 2.  Regulatory Matters

Further information on these regulatory matters is described in Note 2 of "Notes to Consolidated Financial
Statements" included in SCE's 2004 Annual Report.

California Department of Water Resources (CDWR) Power Purchases and Revenue Requirement Proceedings

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in Note 2 of "Notes to
Consolidated Financial Statements" included in SCE's 2004 Annual Report, in

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2004, the California Public Utilities Commission (CPUC) issued its decision on how the CDWR's power charge revenue requirement for 2004 through 2013 will be allocated among the investor-owned utilities.  On June
30, 2005, the CPUC granted, in part, San Diego Gas & Electric's (SDG&E) petition for modification of the December
2004 decision.  The June 30, 2005 decision adopted a methodology that retains the cost-follows-contract allocation of the avoidable costs, and allocates the unavoidable costs associated with the contracts:  42.2% to
Pacific Gas and Electric's (PG&E) customers, 47.5% to SCE's customers and 10.3% to SDG&E's customers.  This newly adopted allocation methodology decreases the total costs allocated to SDG&E's customers and increases the total costs allocated to SCE's and PG&E's customers, relative to the December 2004 decision.  Amounts billed to SCE's customers for electric power purchased and sold by the CDWR are remitted directly to the CDWR and are not recognized as revenue by SCE and therefore have no impact on SCE's earnings.

Demand-Side Management and Energy Efficiency Performance Incentive Mechanisms

Under a variety of incentive mechanisms adopted by the CPUC in the past, SCE was entitled to certain shareholder incentives for its performance achievements in delivering demand-side management and energy efficiency programs.
On June 10, 2005, SCE and the Office of Ratepayer Advocates (ORA) executed a settlement agreement for SCE's outstanding issues concerning SCE shareholder incentives and performance achievements resulting from the demand-side management, energy efficiency, and low-income energy efficiency programs from program years
1994-2004.  In addition, the settlement addresses shareholder incentives and performance achievements for program years 1994-1998, anticipated but not yet claimed.  The settlement agreement recommends, among other things, that
SCE be entitled to immediately recover 92% of the total of SCE's current claims and future claims related to
SCE's pre-1998 energy efficiency programs.  SCE's total claim for program years 1994-2004 made in 2000 through
2008, including interest, franchise fees and uncollectibles, is approximately $46 million.  The settling parties agreed that it is reasonable for SCE to recover approximately $42 million of these claims in the near future as full recovery of all of SCE's outstanding claims as well as future claims related to SCE's pre-1998 energy efficiency programs.  The settlement agreement requires CPUC approval.  On June 13, 2005, SCE and the ORA filed a joint motion requesting CPUC adoption of the settlement agreement.  A decision is expected in the fourth quarter of 2005, which if approved, would result in the recognition of a $42 million increase in earnings.  SCE has collected and deferred most of the expected claims in rates, and expects to recover the remaining portion of the claims over a 12-month period beginning on January 1, 2006.

Energy Resource Recovery Account (ERRA) Proceedings

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ERRA Trigger Mechanism Filing

On March 25, 2005, SCE submitted a CPUC rate application under the ERRA trigger mechanism, as the recorded undercollection in its ERRA balancing account as of February 28, 2005 had reached 9.7% of recorded 2004 generation revenue, well above the 5% threshold for an emergency rate adjustment established by the CPUC.  SCE's undercollection had been less than 4% of recorded 2004 generation revenue at the end of January 2005.  A combination of higher procurement costs, a delay in approval of the 2005 ERRA rate change and other factors contributed to the large increase in the undercollection amount in February 2005.  SCE's trigger application stated that if the CPUC retained recently authorized ERRA rate levels rather than increasing rates, the undercollection would be recovered by mid-September 2005.  On May 26, 2005, the CPUC issued a decision granting
SCE's application to maintain its previously authorized ERRA rate levels.

ERRA Reasonableness Review for the Period January 1, 2004 through December 31, 2004

On April 1, 2005, SCE submitted an ERRA review application requesting that the CPUC find its procurement-related costs for calendar year 2004 to be reasonable, and that its contract administration and economic dispatch operations during 2004 complied with its CPUC-adopted procurement plan.  In addition, SCE requested recovery of approximately $13 million associated with Nuclear Unit Incentive Procedure rewards for efficient operation of the
Palo Verde Nuclear Generating Station (Palo Verde) and approximately $7 million in administrative and general costs incurred to carry out the CPUC's directive to begin procuring energy supplies on January 1, 2003 following the California energy crisis.  The ORA is scheduled to issue its report on SCE's 2004 costs and operations in mid-August 2005.  Evidentiary hearings are scheduled to begin in September 2005 and a decision is expected in late December 2005 or early January 2006.

Generation Procurement Proceedings

Procurement of Renewable Resources

SCE's 2005 renewable procurement plan was filed on March 7, 2005.  On July 21, 2005, the CPUC issued a decision approving SCE's 2005 renewable procurement plan and deferred a ruling on SCE's renewable procurement plan for
2006 through 2014.  This decision also approved the methodology advocated by SCE for determining the amount by which reported renewable procurement should be adjusted to reflect line losses.

In addition, the decision states that SCE cannot count procurement from certain geothermal facilities towards its
1% annual renewable procurement requirement, unless such procurement is from production certified as
"incremental" by the California Energy Commission (CEC).  A 2003 CPUC decision had held that SCE could count procurement from these geothermal facilities toward its 1% annual renewable procurement requirement.

The geothermal facilities have applied to the CEC for certification of a portion of the facilities' production as
"incremental."  A decision from the CEC is expected in late August or early September 2005.  It is not clear whether any of the facilities' production will be certified as "incremental" or how much, if any, of the
"incremental" production from the facilities will be allocated to SCE's procurement under its contract with the facilities if the CEC certification is granted.

Depending upon the amount, if any, of CEC certified "incremental" production allocated to SCE's procurement under its contract and the manner in which the CPUC implements its flexible rules for

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compliance with renewable procurement obligations, SCE may not be in compliance with its statutory renewable procurement obligations for 2003 through 2006 and could be subject to penalties for those years.  The maximum penalty is $25 million per year.  To comply with renewable procurement mandates and avoid penalties for years beyond 2006, SCE will either need to sign new contracts and/or extend existing renewable qualifying facility contracts.

SCE received bids for renewable resource contracts in response to a solicitation it made in August 2003 and conducted negotiations with bidders regarding potential procurement contracts.  On June 30, 2005, the CPUC issued a resolution approving six renewable contracts resulting from the solicitation.  The CPUC's July 21, 2005 decision referenced above also approved SCE's proposed new request for offers for additional renewable contracts, which SCE contemplates initiating in the third quarter of 2005.

Request for Offers for New Generation Resources

According to California state agencies, beginning in 2006, there is a need for new generation capacity in southern California.  SCE has issued a Request for Offers (RFO) for new generation resources.  SCE has solicited offers for power-purchase agreements lasting up to 10 years from new generation facilities with delivery under the agreement beginning between June 1, 2006 and August 1, 2008.  SCE has filed an application with the CPUC seeking approval of the RFO and the power-purchase agreements executed under the RFO.  SCE is seeking recovery of the costs of the contracts, through the Federal Energy Regulatory Commission (FERC)-jurisdictional rates, from all affected customers.  In addition, SCE seeks CPUC assurance of full cost recovery in CPUC-approved rates, if the FERC denies any recovery.  Any power-purchase agreement that SCE executes as a result of the RFO will be contingent on CPUC approval of the contract and assurance of full cost recovery.

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

California Independent System Operator (ISO) Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim,
Azusa, Banning and Riverside, California over the proper allocation and characterization of certain charges.  The order reversed an arbitrator's award that had affirmed the ISO's characterization in May 2000 of the charges as
Intra-Zonal Congestion costs and allocation of those charges to Scheduling Coordinators (SCs) in the affected zone within the ISO transmission grid.  The April 20, 2004 order directed the ISO to shift the costs from SCs in the affected zone to the responsible Participating Transmission Owner, SCE, and to do so within 60 days of the
April 20, 2004 order.  Under the April 20, 2004 order, SCE will be charged a certain amount as the Participating
Transmission Owner but also will

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be credited through the California Power Exchange, SCE's SC at the time.  SCE obtained a stay of the April 20,
2004 order pending resolution of its request for rehearing.  On March 30, 2005, the FERC issued an Order Denying
Rehearing.  SCE obtained an extension of the stay pending resolution of the appeal SCE has filed with the United
States Court of Appeals for the D.C. Circuit (D.C. Circuit Court).  The potential net impact on SCE is estimated to be approximately $20 million to $25 million, including interest.  SCE filed a request for clarification with the FERC asking the FERC to clarify that SCE can reflect and recover the disputed costs in SCE's reliability services rates.  On June 8, 2005, the FERC denied the clarification, noting that during the appeal, the FERC's order is stayed, therefore SCE is not required to pay at this time.  SCE may seek recovery in its reliability service rates of the costs should SCE be required to pay these costs.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in Note 2 of "Notes to
Consolidated Financial Statements" included in SCE's 2004 Annual Report, the CPUC issued a final decision in
December 2004 on SCE's application regarding the post-2005 operation of Mohave, which is partly owned by SCE.

In parallel with and since the conclusion of the CPUC proceeding, negotiations have continued among the relevant parties in an effort to resolve Mohave's post-2005 coal and water supply issues, but no resolution has been reached to date.  Because resolution has not been reached and because of the lead times required for installation of certain pollution-control equipment and other upgrades necessary for post-2005 operation, it is probable that
Mohave will shut down for at least several years, and perhaps permanently, at the end of 2005.  The outcome of the coal and water negotiations are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 will impact SCE's long-term resource plan.  SCE's 2006
ERRA forecast application assumes Mohave is an unavailable resource for power for 2006.  Because SCE expects to recover Mohave shut-down costs in future rates, the outcome of this matter is not expected to have a material impact on earnings.

For additional matters related to Mohave, see "Navajo Nation Litigation" in Note 4.

Transmission Proceeding

In August and November 2002, the FERC issued opinions affirming a September 1999 administrative law judge decision to disallow, among other things, recovery by SCE and the other California public utilities of costs reflected in network transmission rates associated with ancillary services and losses incurred by the utilities in administering existing wholesale transmission contracts after implementation of the restructured California electric industry.  SCE has incurred approximately $80 million of these unrecovered costs since 1998.  In addition, SCE has accrued interest on these unrecovered costs.  The three California utilities appealed the decisions to the D.C. Circuit Court.  On July 12, 2005, the D.C. Circuit Court vacated the FERC's August and
November 2002 orders, and remanded the case to the FERC for further proceedings.  SCE believes that the D.C.
Circuit Court's decision increases the likelihood that it will recover these costs.

Wholesale Electricity and Natural Gas Markets

As discussed in the "Wholesale Electricity and Natural Gas Markets" disclosure in Note 2 of "Notes to
Consolidated Financial Statements" included in SCE's 2004 Annual Report, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who allegedly manipulated the electric and natural gas markets.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

El Paso Natural Gas Company (El Paso) entered into a settlement agreement with a number of parties (including
SCE, PG&E, the State of California and various consumer class action representatives) settling various claims stated in proceedings at the FERC and in San Diego County Superior Court that El Paso had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in 2000-2001.  The United States District Court has issued an order approving the stipulated judgment and the settlement agreement has become effective.  Pursuant to a CPUC decision, SCE was required to refund to customers amounts received under the terms of the El Paso settlement (net of legal and consulting costs) through its ERRA mechanism.  In June 2004, SCE received its first settlement payment of
$76 million.  Approximately $66 million of this amount was credited to purchased-power expense, and was refunded to SCE's ratepayers through the ERRA over the following twelve months, and the remaining $10 million was used to offset SCE's incurred legal costs.  El Paso has elected to prepay the additional settlement payments due over a
20-year period and, as a result, SCE received $66 million in May 2005.  Amounts El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to SCE's share of the
CDWR's power charge revenue requirement.

On January 14, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Mirant
Corporation and a number of its affiliates (collectively Mirant), all of whom are debtors in Chapter 11 bankruptcy proceedings pending in Texas.  Among other things, the settlement terms provide for cash and equivalent refunds totaling $320 million, of which SCE's allocated share is approximately $68 million.  The settlement also provides for an allowed, unsecured claim totaling $175 million in the bankruptcy of one of the
Mirant parties, with SCE being allocated approximately $33 million of the unsecured claim.  The actual value of the unsecured claim will be determined as part of the resolution of the Mirant parties' bankruptcies.  The Mirant settlement was approved by the FERC on April 13, 2005 and by the bankruptcy court on April 15, 2005.  In April and May 2005, SCE received its allocated $68 million in cash settlement proceeds.  SCE continues to hold its
$33 million share of the allowed, unsecured bankruptcy claim.  The Mirant settlement will be refunded to ratepayers as described below.

On July 15, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Enron
Corporation and a number of its affiliates (collectively Enron), most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York.  Among other things, the settlement terms provide for cash and equivalent payments from Enron totaling approximately $47 million and an allowed, unsecured claim in the bankruptcy against one of the Enron entities in the amount of $875 million.  SCE's allocable share of both the cash and allowed claim portions of the settlement consideration has not yet been finally determined, and the value of an allocable share of the allowed claim will be determined as part of the resolution of the Enron parties' bankruptcies.  The settlement remains subject to the approvals of the FERC, the CPUC and the Enron bankruptcy court.  The Enron settlement proceeds will be refunded to ratepayers as described below.

On November 19, 2004, the CPUC issued a resolution authorizing SCE to establish an Energy Settlement Memorandum
Account (ESMA) for the purpose of recording the foregoing settlement proceeds (excluding the El Paso settlement)
from energy providers and allocating them in accordance with the terms of the October 2001 settlement agreement entered into by SCE and the CPUC which settled SCE's lawsuit against the CPUC.  This lawsuit sought full recovery of SCE's electricity procurement costs incurred during the energy crisis.  The resolution provides a mechanism whereby portions of the settlement proceeds recorded in the ESMA will be allocated to recovery of SCE's litigation costs and expenses in the FERC refund proceedings described above and a 10% shareholder incentive pursuant to the CPUC litigation settlement agreement.  Remaining amounts for each settlement are to be refunded to ratepayers through the ERRA mechanism.  In the second quarter of 2005, SCE recorded a $7 million

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increase to other nonoperating income as a shareholder incentive related to the Mirant refund received during the second quarter of 2005.

Note 3.  Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2004 Annual
Report that it expects to contribute approximately $38 million to its pension plans in 2005.  As of June 30,
2005, $5 million in contributions have been made.  SCE anticipates that its original expectation will be met by year-end 2005.

Expense components are:

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                                      2005         2004             2005         2004
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Service cost                                                  $    25      $    22           $   49       $   44
Interest cost                                                      40           41               80           82
Expected return on plan assets                                    (54)         (58)            (108)        (115)
Net amortization and deferral                                       6            6               12           11
-------------------------------------------------------------------------------------------------------------------

Expense under accounting standards                                 17           11               33           22
Regulatory adjustment - deferred                                   (2)          --               (4)          --
-------------------------------------------------------------------------------------------------------------------

Total expense recognized                                      $    15      $    11           $   29       $   22
-------------------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2004 Annual
Report that it expects to contribute approximately $76 million to its postretirement benefits other than pensions plans in 2005.  As of June 30, 2005, $12 million in contributions have been made.  SCE anticipates that its original expectation will be met by year-end 2005.

Expense components are:
                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
-------------------------------------------------------------------------------------------------------------------

In millions                                                      2005         2004             2005         2004
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Service cost                                                  $    11      $    11           $   22       $   22
Interest cost                                                      30           32               60           65
Expected return on plan assets                                    (26)         (27)             (51)         (55)
Amortization of unrecognized prior service costs                   (7)          (8)             (14)         (15)
Amortization of unrecognized loss                                  12           16               24           31
-------------------------------------------------------------------------------------------------------------------

Total expense                                                 $    20      $    24           $   41       $   48
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

SCE's recorded estimated minimum liability to remediate its 22 identified sites is $84 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $113 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 33 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to
$10 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $31 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $57 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $12 million to $25 million.  Recorded costs for the twelve months ended June 30, 2005 were $12 million.

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

Federal Income Taxes

Edison International has reached a settlement with the IRS on tax issues and pending affirmative claims relating to its 1991-1993 tax years.  This settlement, which was signed by Edison International in March 2005 and approved by the United States Congress Joint Committee on Taxation on July 27, 2005, will result in a third quarter 2005 net earnings benefit for Edison International of approximately $56 million, most of which relates to SCE.

Edison International received Revenue Agent Reports from the IRS in August 2002 and in January 2005 asserting deficiencies, including deficiencies asserted against SCE, in federal corporate income taxes with respect to audits of its 1994-1996 and 1997-1999 tax years, respectively.  Many of the asserted tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of interest and penalties), if any, would benefit
SCE as future tax deductions.

The IRS Revenue Agent Report for the 1997-1999 audit also asserted deficiencies with respect to a transaction entered into by an SCE subsidiary which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company.  While Edison International intends to defend its tax return position with respect to this transaction, the tax benefits relating to the capital loss deductions will not be claimed for financial accounting and reporting purposes until and unless these tax losses are sustained.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE has been keeping the CPUC informed of the progress of SCE's internal investigation.  On June 25, 2004, SCE submitted to the CPUC a PBR customer satisfaction investigation report, which concluded that employees in the design organization of the transmission and distribution business unit deliberately altered customer contact information in order to affect the results of customer satisfaction surveys.  At least 36 design organization personnel engaged in deliberate misconduct including alteration of customer information before the data were transmitted to the independent survey company.  Because of the apparent scope of the misconduct, SCE proposed to refund to ratepayers $7 million of the PBR rewards previously received and forego an additional $5 million of the
PBR rewards pending that are both attributable to the design organization's portion of the customer satisfaction rewards for the entire PBR period (1997-2003).  In addition, during its investigation, SCE determined that it could not confirm the integrity of the method used for obtaining customer satisfaction survey data for meter reading.  Thus, SCE also proposed to refund all of the approximately $2 million of customer satisfaction rewards associated with meter reading.  As a result of these findings, SCE accrued a $9 million charge in 2004 for the potential refunds of rewards that have been received.

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

The CPUC has not yet opened a formal investigative proceeding into this matter.  However, the Consumer Protection and Safety Division (CPSD) of the CPUC has submitted several data requests to SCE and has requested an opportunity to interview a number of current and former SCE employees in the design organization.  SCE has responded to these requests and the CPSD has conducted interviews of approximately 20 employees who were disciplined for misconduct.

Employee Injury and Illness Reporting

In light of the problems uncovered with the customer satisfaction surveys, SCE conducted an investigation into the accuracy of SCE's employee injury and illness reporting.  The yearly results of employee injury and illness reporting to the CPUC are used to determine the amount of the incentive

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCE is taking other remedial action to address the issues identified, including revising its organizational structure and overall program for environmental, health and safety compliance.  SCE also took disciplinary action against twenty-four individuals in several SCE business areas in early June 2005.  SCE submitted a report on the results of its investigation to the CPUC on December 3, 2004.

As with the customer satisfaction matter, the CPUC has not yet opened a formal investigative proceeding into this matter.  However, the CPSD did submit several data requests to SCE to which SCE has responded.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The D.C. Circuit Court, acting on a suggestion on remand filed by the Navajo Nation, held in an October 24, 2003 decision that the Supreme Court's March 4, 2003 decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question.  The
Government and the Navajo Nation both filed petitions for rehearing of the October 24, 2003 D.C. Circuit Court decision.  Both petitions were denied on March 9, 2004.  On March 16, 2004, the D.C. Circuit Court issued an order remanding the case against the Government to the Court of Federal Claims, which conducted a status conference on May 18, 2004.  As a result of the status conference discussion, the Navajo Nation and the
Government are in the process of briefing the remaining issues following remand.  As a result of the status conference discussion, the Court of Federal Claims has ordered the Navajo Nation and the Government to brief the remaining issues following remand.  The Navajo Nation's initial brief was filed in the remanded Court of Federal
Claims matter on August 26, 2004, and the Government filed its responsive brief on December 10, 2004.  The Navajo
Nation subsequently obtained an extension of the due date for its reply brief while the Court of Federal Claims is considering a motion to strike filed by the Government.  Peabody's motion to intervene in the remanded Court of Federal Claims case as a party was denied.  On February 24, 2005, the Court of Federal Claims denied the motion to strike filed by the Government, but authorized the Government to file a supplemental brief and appendix, which was filed by the Government on March 23, 2005.  On April 25, 2005, the Navajo Nation filed its reply brief and also filed a motion to strike the Government's supplemental brief and all of the exhibits attached to that brief.  Oral argument on the motion to strike is scheduled for September 28, 2005.

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

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre.  Spent nuclear fuel is stored in the San Onofre Units 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation.  Movement of Unit 1 spent fuel from the Unit 2 spent fuel pool to the independent spent fuel storage installation is complete.  There is now sufficient space in the

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5.  Business Segments

SCE's reportable business segments include the rate-regulated electric utility segment and the variable interest entity (VIE) segment.  The VIEs were consolidated as of March 31, 2004.  Additional details on the VIE segment are in Note 1 of "Notes to Consolidated Financial Statements" included in SCE's 2004 Annual Report.  The VIEs are gas-fired power plants that sell both electricity and steam.  The VIE segment consists of non-rate-regulated entities (all in California).  SCE's management has no control over the resources allocated to the VIE segment and does not make decisions about its performance.

SCE's business segment information including all line items with VIE activities is:

                                                         Electric
In millions                                               Utility         VIEs         Eliminations        SCE
-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Balance Sheet Items as of June 30, 2005:
Cash                                                      $   88         $    88      $      --         $    176
Accounts receivable-net                                      646             170           (125)             691
Materials and supplies                                       181              16             --              197
Prepayments and other current assets                         136               2             --              138
Nonutility property-net of depreciation                      663             354             --            1,017
Other deferred charges                                       545              10             --              555
Total assets                                              23,658             640           (125)          24,173
Accounts payable                                             660             147           (125)             682
Other current liabilities                                    618               1             --              619
Long-term debt                                             4,743              54             --            4,797
Asset retirement obligations                               2,230              12             --            2,242
Minority interest                                             --             426             --              426
Total liabilities and shareholder's equity                23,658             640           (125)          24,173

Balance Sheet Items as of December 31, 2004:
Cash and equivalents                                      $   32         $    90        $    --         $    122
Accounts receivable-net                                      569             153           (104)             618
Materials and supplies                                       173              15             --              188
Prepayments and other current assets                          69               3             --               72
Nonutility property-net of depreciation                      583             377             --              960
Other deferred charges                                       562               5             --              567
Total assets                                              22,751             643           (104)          23,290
Accounts payable                                             638             166           (104)             700
Other current liabilities                                    641               2             --              643
Long-term debt                                             5,171              54             --            5,225
Customer advances and other deferred credits                 498              12             --              510
Minority interest                                             --             409             --              409
Total liabilities and shareholder's equity                22,751             643           (104)          23,290
-------------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Electric
In millions                                               Utility         VIEs         Eliminations*       SCE
-------------------------------------------------------------------------------------------------------------------
Income Statement Items for the                                                 (Unaudited)
   Three Months Ended June 30, 2005:
Operating revenue                                       $  2,101         $   323        $    (221)      $  2,203
Fuel                                                          60             205               --            265
Purchased power                                              964              --             (221)           743
Other operation and maintenance                              546              24               --            570
Depreciation, decommissioning and amortization               222               9               --            231
Total operating expenses                                   1,798             238             (221)         1,815
Operating income                                             303              85               --            388
Minority interest                                             --              85               --             85
Net income                                                   166              --               --            166

Income Statement Items for the
   Six Months Ended June 30, 2005:
Operating revenue                                       $  3,907         $   597        $    (394)      $  4,110
Fuel                                                         122             398               --            520
Purchased power                                            1,525              --             (394)         1,131
Other operation and maintenance                            1,121              48               --          1,169
Depreciation, decommissioning and amortization               435              19               --            454
Total operating expenses                                   3,324             465             (394)         3,395
Operating income                                             583             132               --            715
Minority interest                                             --             132               --            132
Net income                                                   298              --               --            298

Income Statement Items for the
   Three Months Ended June 30, 2004:
Operating revenue                                       $  2,082         $   302        $    (208)      $  2,176
Fuel                                                          61             187               --            248
Purchased power                                              735              --             (208)           527
Other operation and maintenance                              559              21               --            580
Depreciation, decommissioning and amortization               213               9               --            222
Total operating expenses                                   1,581             217             (208)         1,590
Operating income                                             501              85               --            586
Minority interest                                             --              85               --             85
Net income                                                   243              --               --            243

Income Statement Items for the
   Six Months Ended June 30, 2004:
Operating revenue                                       $  3,778         $   302        $    (208)      $  3,872
Fuel                                                         109             187               --            296
Purchased power                                            1,315              --             (208)         1,107
Other operation and maintenance                            1,138              21               --          1,159
Depreciation, decommissioning and amortization               430               9               --            439
Total operating expenses                                   3,032             217             (208)         3,041
Operating income                                             746              85               --            831
Minority interest                                             --              85               --             85
Net income                                                   344              --               --            344
-------------------------------------------------------------------------------------------------------------------

*   VIE segment revenue includes sales to the electric utility segment, which is eliminated in revenue and purchased power in the consolidated statements of income.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Commitments

The following is an update to SCE's commitments.  See Note 9 of "Notes to Consolidated Financial Statements"
included in SCE's 2004 Annual Report for a detailed discussion.

Power-Purchase Contracts

During the first quarter of 2005, SCE entered into additional power call option contracts.  SCE's revised purchased-power capacity payment commitments under these contracts are currently estimated to be $32 million for
2005, $95 million for 2006, $101 million for 2007, and $84 million for 2008.

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

Note 7.  Preferred Stock Subject to Mandatory Redemption

SCE redeemed 807,000 shares of 7.23% $100 cumulative preferred stock at par value on April 30, 2005 and 637,500 shares of 6.05% $100 cumulative preferred stock at par value on May 20, 2005.

Note 8.  Preferred and Preference Stock Not Subject to Mandatory Redemption

SCE's authorized shares are:  $25 cumulative preferred - 24 million and preference - 50 million.  SCE issued 4 million shares of 5.349% Series A $100 stated value non-cumulative preference stock on April 20, 2005.  The preference stock ranks junior to all of the preferred stock and senior to all common stock.  The preference shares may not be redeemed prior to April 30, 2010.  After that date, SCE may, at its option, redeem the shares in whole or in part and the dividend rate may be adjusted.  The preference stock is not convertible into shares of any other class or series of SCE's capital stock or any other security.  Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's preference stock and common stock.

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                                                   INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three-
and six-month periods ended June 30, 2005 discusses material changes in the financial condition, results of operations and other developments of Southern California Edison Company (SCE) since December 31, 2004, and as compared to the three- and six-month periods ended June 30, 2004.  This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2004 (the year-ended 2004 MD&A), which was included in
SCE's 2004 annual report to shareholders and incorporated by reference into SCE's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995.  Forward-looking statements reflect SCE's current expectations and projections about future events based on SCE's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact.  Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements.  In this report and elsewhere, the words "expects," "believes," "anticipates,"
"estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE, include, but are not limited to:

o    the ability of SCE to recover its costs in a timely manner from its customers through regulated rates;
o    decisions and other actions by the California Public Utilities Commission (CPUC) and other regulatory authorities and delays in regulatory actions;
o    market risks affecting SCE's energy procurement activities;
o    access to capital markets and the cost of capital;
o    changes in interest rates and rates of inflation;
o    governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including environmental regulations that could require additional expenditures or otherwise affect the cost and manner of doing business;
o    risks associated with operating nuclear and other power generating facilities, including operating risks, equipment failure, availability, heat rate and output;
o    the ability to obtain sufficient insurance;
o    effects of legal proceedings, changes in tax laws, rates or policies, and changes in accounting standards;
o    weather conditions, natural disasters and other unforeseen events; and
o    changes in the fair value of investments accounted for using fair value accounting.

Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A.  Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE's business.  The information contained in this report is subject to change without notice. Forward-looking statements speak only as of the date they are made and SCE is not obligated to publicly update or revise forward-looking statements.  Readers should review future reports filed by SCE with the Securities and Exchange
Commission.  The following discussion provides updated information about material developments since the issuance of the year-ended 2004 MD&A and should be read in

conjunction with the financial statements contained in this quarterly report and SCE's Annual Report on Form 10-K for the year ended December 31, 2004.

This MD&A includes information about SCE, an investor-owned utility company providing electricity to retail customers in central, coastal, and southern California.  SCE is regulated by the CPUC and the Federal Energy
Regulatory Commission (FERC).

This MD&A is presented in eight major sections.  The MD&A begins with a discussion of current developments.  The remaining sections of the MD&A include:  liquidity; market risk exposures; regulatory matters; other developments; results of operations and historical cash flow analysis; new and proposed accounting principles;
and commitments and guarantees.

CURRENT DEVELOPMENTS

2006 General Rate Case Proceeding

In December 2004, SCE filed an application with the CPUC for its 2006 General Rate Case (GRC).  During the course of the GRC proceeding, SCE agreed to certain revisions to its original request, updated the revenue requirement for the 2005 cost of capital, and incorporated a second refueling O&M expense forecast for San Onofre Nuclear
Generating Station (San Onofre) in 2006, which reduced SCE's test year request by $29 million.  In a joint comparison exhibit filed by all parties on August 2, 2005, SCE requested an increase of $341 million in 2006 base rate revenue, followed by a requested increase of $106 million in 2007 and $111 million in 2008.  In this exhibit, the ORA revised its previously requested decrease in 2006 revenue to $47 million, a difference of $388 million from SCE's request.  The revised ORA request, when combined with proposed reductions from several other intervenors, would result in a reduction of $273 million in revenue, a difference of $614 million from SCE's request.  A decision in this matter is expected in January 2006.  On August 2, 2005 SCE filed a motion requesting the establishment of a GRC Memo Account which would make the GRC decision retroactive to January 9, 2006, or the first CPUC meeting in January 2006, whichever is earlier.  See "Regulatory Matters--Transmission and
Distribution--2006 General Rate Case Proceeding" for further discussion.

In SCE's 2006 Energy Resource Recovery Account (ERRA) forecast proceeding, SCE is proposing to consolidate the rate changes arising from the 2006 GRC proceeding with other changes in rates beginning on January 1, 2006 (see
"Regulatory Matters--Generation and Power Procurement--Generation Procurement Proceedings--Energy Resource Recovery
Account Proceedings--2006 ERRA Forecast").

Passage of Comprehensive Energy Legislation by Congress

A comprehensive energy bill was passed by the House and Senate in the last week of July 2005 and is expected to be signed by the President on August 8, 2005.  This comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company Act, for amendments of the Public Utility Regulatory Policies Act of 1978,
for the introduction of new regulations regarding "Transmission Operation Improvements," for Transmission Rate
Reform, for incentives for various generation technologies and for the extension through December 31, 2007 of production tax credits for wind and other specified types of generation.  A number of these provisions will require implementing regulations by the FERC.  SCE is currently assessing the potential impact of this legislation and the likely regulations.

LIQUIDITY

SCE's liquidity is primarily affected by under- or over-collections of energy procurement-related costs, collateral requirements associated with power-purchase contracts, and access to capital markets or external financings.  At June 30, 2005, SCE's credit and long-term senior secured issuer ratings from Standard & Poor's and Moody's Investors Service were BBB+ and A3, respectively.  At June 30, 2005,

SCE's short-term (commercial paper) credit ratings from Standard & Poor's and Moody's Investors Service were A2 and P2, respectively.  As of June 30, 2005, SCE had $148 million in commercial paper outstanding.

As of June 30, 2005, SCE had cash and equivalents of $176 million ($88 million of which was held by SCE's consolidated Variable Interest Entities (VIEs)).  As of June 30, 2005, long-term debt, including current maturities of long-term debt, was $5.4 billion.  As of June 30, 2005, SCE posted approximately $44 million
(comprised of $37 million in cash and $7 million in letters of credit) as collateral to secure its obligations under power-purchase contracts and to enter into transactions for imbalance energy through the California
Independent System Operator (ISO).  SCE's collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, the ISO's credit requirements, changes in market prices relative to contractual commitments, and other factors.  In February 2005, SCE replaced its $700 million credit facility with a $1.25 billion senior secured 5-year revolving credit facility.  The security pledged (first and refunding mortgage bonds) for the new facility can be removed at SCE's discretion.  If SCE chooses to remove the security, the credit facility's rating and pricing will change to an unsecured basis per the term of the credit facility
agreement.   As of June 30, 2005, SCE's credit facility supported $148 million of commercial paper outstanding and $7 million in letters of credit, leaving $1.1 billion available under the credit facility.

SCE's estimated cash outflows, during the twelve-month period following June 30, 2005, consist of:

o    Debt maturities of approximately $597 million, including approximately $246 million of rate reduction notes that are due at various times in 2005 and 2006, but which have a separate cost recovery mechanism approved by state legislation and CPUC decisions;

o    Projected capital expenditures primarily to replace and expand distribution and transmission infrastructure and construct and replace generation assets, as discussed below;

o    Dividend payments to SCE's parent company.  SCE made a $71 million dividend payment to Edison
     International on both April 28, 2005 and July 28, 2005;

o    Fuel and procurement-related costs; and

o    General operating expenses.

SCE expects to meet its continuing obligations, including cash outflows for power-procurement undercollections
(as incurred), through cash and equivalents on hand, operating cash flows and short-term borrowings, when necessary.  Projected capital expenditures are expected to be financed through operating cash flows and the issuance of long-term debt and preferred equity.

SCE is experiencing significant growth in actual and planned capital expenditures to replace and expand its distribution and transmission infrastructure, and to construct and replace generation assets.  In April 2005, the
Finance Committee of SCE's Board of Directors approved a $10.1 billion capital budget and forecast for the period
2005-2009, an increase of approximately $700 million over the $9.4 billion amount adopted in October 2004.  The increase is mainly due to acceleration of spending in 2005-2009 on several transmission projects, as well as additional expenditures associated with the replacement of the steam generator and pressurizer at San Onofre.
All amounts exceeding the October 2004 forecast are included in either the 2006 GRC or separate regulatory filings for major generation and transmission projects.  Pursuant to the approved capital budget and forecast,
SCE expects its capital expenditures to be $1.8 billion, $1.9 billion, and $2.1 billion in 2005, 2006 and 2007, respectively.

On July 18, 2005, SCE gave notice of its election to prepay $29 million of its 6.90% Pollution Control Revenue
Bonds (1991 Series), $30 million of its 6% Pollution Control Revenue Bonds (1992A Series)

and $190 million of its 6.4% Pollution Control Revenue Bonds (1992B Series) on September 8, 2005.  The notice is revocable and SCE may, at its option, choose not to prepay such bonds.

SCE has debt covenants that require certain interest coverage, interest and preferred dividend coverage, and debt to total capitalization ratios to be met.  At June 30, 2005, SCE was in compliance with these debt covenants.

SCE's liquidity may be affected by, among other things, matters described in "Regulatory Matters."

MARKET RISK EXPOSURES

SCE's primary market risks include fluctuations in interest rates, commodity prices and volume, and counterparty credit.  Fluctuations in interest rates can affect earnings and cash flows.  However, fluctuations in commodity prices and volumes, and counterparty credit losses temporarily affect cash flows, but generally should not affect earnings due to recovery through regulatory mechanisms.  SCE uses derivative financial instruments to manage its market risks, but does not use these instruments for speculative purposes.  See "Market Risk Exposures" in the year-ended 2004 MD&A for a complete discussion of SCE's market risk exposures.

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

ERRA Trigger Mechanism Filing

On March 25, 2005, SCE submitted a CPUC rate application under the ERRA trigger mechanism, as the recorded undercollection in its ERRA balancing account as of February 28, 2005 had reached 9.7% of recorded 2004 generation revenue, well above the 5% threshold for an emergency rate adjustment established by the CPUC.  SCE's undercollection had been less than 4% of recorded 2004 generation revenue at the end of January 2005.  A combination of higher procurement costs, a delay in approval of the 2005
ERRA rate change and other factors contributed to the large increase in the undercollection amount in February
2005.  SCE's trigger application stated that if the CPUC retained recently authorized ERRA rate levels rather than increasing rates, the undercollection would be recovered by mid-September 2005.  On May 26, 2005, the CPUC issued a decision granting SCE's application to maintain its previously authorized ERRA rate levels.

ERRA Reasonableness Review for the Period January 1, 2004 through December 31, 2004

On April 1, 2005, SCE submitted an ERRA review application requesting that the CPUC find its procurement-related costs for calendar year 2004 to be reasonable, and that its contract administration and economic dispatch operations during 2004 complied with its CPUC-adopted procurement plan.  In addition, SCE requested recovery of approximately $13 million associated with Nuclear Unit Incentive Procedure rewards for efficient operation of the
Palo Verde Nuclear Generating Station (Palo Verde) and approximately $7 million in administrative and general costs incurred to carry out the CPUC's directive to begin procuring energy supplies on January 1, 2003 following the California energy crisis.  The ORA is scheduled to issue its report on SCE's 2004 costs and operations in mid-August 2005.  Evidentiary hearings are scheduled to begin in September 2005 and a decision is expected in late December 2005 or early January 2006.

2005 ERRA Forecast

On March 17, 2005, the CPUC issued a final decision adopting SCE's requested ERRA revenue requirement of $3.3 billion for the 2005 calendar year, an increase of $1 billion over the 2004 revenue requirement.  The increase was primarily attributable to increasing procurement costs, in part because SCE must procure additional energy and capacity in 2005 to replace energy and capacity that had been provided by a major California Department of
Water Resources (CDWR) contract that terminated in December 2004.  In addition, the increase was attributable to additional capacity and associated energy costs resulting from increasing SCE's reserve margin to fulfill the
CPUC's requirement of a 15% to 17% planning reserve and a substantially higher forecasted ERRA undercollected balance as of December 31, 2004 than the balance included in 2004 rate levels.

2006 ERRA Forecast

SCE submitted an ERRA forecast application on August 1, 2005, in which it forecasts a procurement-related revenue requirement for the 2006 calendar year of $3.8 billion.  The 2006 ERRA proceeding revenue requirement is an increase of $509 million over SCE's adopted 2005 ERRA proceeding revenue requirement.  The increase is mainly attributable to load growth and resource adequacy requirements (see the discussion under "--Generation Procurement
Proceedings--Resource Adequacy Requirements" included in the year-ended 2004 MD&A), and the unavailability of
SCE's Mohave coal-fired generating station (Mohave) after December 31, 2005, and its replacement with higher-cost natural gas generation (see "--Mohave Generating Station and Related Proceedings").

In addition, the 2006 ERRA forecast application requests the CPUC to consolidate all CPUC-authorized revenue requirements, including the revenue requirements from the 2006 ERRA forecast application, the 2006 GRC (see
"--Transmission and Distribution--2006 General Rate Case Proceeding") and CDWR-related proceedings (see
"--CDWR-Related Matters--CDWR Power Purchases and Revenue Requirement Proceeding"), for recovery through rates beginning January 1, 2006.  SCE's current system average rate for bundled service customers is
12.6(cent)-per-kilowatt-hour (kWh).  SCE expects the 2006 system average rate for bundled service customers to range between 13.9(cent)-per-kWh to 14.4(cent)-per-kWh.

CDWR-Related Matters

CDWR Power Purchases and Revenue Requirement Proceedings

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in the year-ended 2004
MD&A, in December 2004, the CPUC issued its decision on how the CDWR's power charge revenue requirement for 2004 through 2013 will be allocated among the investor-owned utilities.  On June 30, 2005, the CPUC granted, in part,
San Diego Gas & Electric's (SDG&E) petition for modification of the December 2004 decision.  The June 30, 2005 decision adopted a methodology that retains the cost-follows-contract allocation of the avoidable costs, and allocates the unavoidable costs associated with the contracts:  42.2% to Pacific Gas and Electric's (PG&E)
customers, 47.5% to SCE's customers and 10.3% to SDG&E's customers.  This newly adopted allocation methodology decreases the total costs allocated to SDG&E's customers and increases the total costs allocated to SCE's and
PG&E's customers, relative to the December 2004 decision.

Amounts billed to SCE's customers for electric power purchased and sold by the CDWR are remitted directly to the
CDWR and are not recognized as revenue by SCE and therefore have no impact on SCE's earnings.  In SCE's 2006 ERRA forecast proceeding, SCE is proposing to consolidate the impact of the June 30, 2005 decision, as well as other
CDWR revenue requirement changes, with other changes in rates beginning on January 1, 2006 (see "--Energy Resource
Recovery Account Proceedings--2006 ERRA Forecast").

Generation Procurement Proceedings

Procurement of Renewable Resources

SCE's 2005 renewable procurement plan was filed on March 7, 2005.  On July 21, 2005, the CPUC issued a decision approving SCE's 2005 renewable procurement plan and deferred a ruling on SCE's renewable procurement plan for
2006 through 2014.  This decision also approved the methodology advocated by SCE for determining the amount by which reported renewable procurement should be adjusted to reflect line losses.

In addition, the decision states that SCE cannot count procurement from certain geothermal facilities towards its
1% annual renewable procurement requirement, unless such procurement is from production certified as
"incremental" by the California Energy Commission.  A 2003 CPUC decision had held that SCE could count procurement from these geothermal facilities toward its 1% annual renewable procurement requirement.

The geothermal facilities have applied to the California Energy Commission for certification of a portion of the facilities' production as "incremental."  A decision from the California Energy Commission is expected in late
August or early September 2005.  It is not clear whether any of the facilities' production will be certified as
"incremental" or how much, if any, of the "incremental" production from the facilities will be allocated to SCE's procurement under its contract with the facilities if the California Energy Commission certification is granted.

Depending upon the amount, if any, of California Energy Commission certified "incremental" production allocated to SCE's procurement under its contract and the manner in which the CPUC implements its flexible rules for compliance with renewable procurement obligations, SCE may not be in compliance with its statutory renewable procurement obligations for 2003 through 2006 and could be subject to penalties for those years.  The maximum penalty is $25 million per year.  To comply with renewable procurement mandates and avoid penalties for years beyond 2006, SCE will either need to sign new contracts and/or extend existing renewable qualifying facility (QF)
contracts.

SCE received bids for renewable resource contracts in response to a solicitation it made in August 2003 and conducted negotiations with bidders regarding potential procurement contracts.  On June 30, 2005, the CPUC issued a resolution approving six renewable contracts resulting from the solicitation.  The CPUC's July 21, 2005 decision referenced above also approved SCE's proposed new request for offers for additional renewable contracts, which SCE contemplates initiating in the third quarter of 2005.

Request for Offers for New Generation Resources

According to California state agencies, beginning in 2006, there is a need for new generation capacity in southern California.  SCE has issued a Request for Offers (RFO) for new generation resources.  SCE has solicited offers for power-purchase agreements lasting up to 10 years from new generation facilities with delivery under the agreement beginning between June 1, 2006 and August 1, 2008.  SCE has filed an application with the CPUC seeking approval of the RFO and the power-purchase agreements executed under the RFO.  SCE is seeking recovery of the costs of the contracts, through the FERC-jurisdictional rates, from all affected customers.  In addition, SCE seeks CPUC assurance of full cost recovery in CPUC-approved rates, if the FERC denies any recovery.  Any power-purchase agreement that SCE executes as a result of the RFO will be contingent on CPUC approval of the contract and assurance of full cost recovery.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in the year-ended 2004 MD&A, the CPUC issued a final decision in December 2004 on SCE's application regarding the post-2005 operation of
Mohave, which is partly owned by SCE.

In parallel with and since the conclusion of the CPUC proceeding, negotiations have continued among the relevant parties in an effort to resolve Mohave's post-2005 coal and water supply issues, but no resolution has been reached to date.  Because resolution has not been reached and because of the lead times required for installation of certain pollution-control equipment and other upgrades necessary for post-2005 operation, it is probable that
Mohave will shut down for at least several years, and perhaps permanently, at the end of 2005.  The outcome of the coal and water negotiations are not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 will impact SCE's long-term resource plan.  SCE's 2006
ERRA forecast application assumes Mohave is an unavailable resource for power for 2006 (see "--Energy Resource
Recovery Account Proceedings--2006 ERRA Forecast" for further discussion).  Because SCE expects to recover Mohave shut-down costs in future rates, the outcome of this matter is not expected to have a material impact on earnings.

San Onofre Nuclear Generating Station

As discussed in the "San Onofre Nuclear Generating Station" disclosure in the year-ended 2004 MD&A, there are several issues related to the operation and maintenance of San Onofre Units 2 and 3.  The following are new developments with respect to San Onofre.

San Onofre Steam Generators

A decision on the reasonableness of the proposed replacement of the San Onofre Units 2 and 3 steam generators and the establishment of appropriate ratemaking for recovery in rates of the reasonable cost of the replacement project is expected in the fourth quarter of 2005.  By the time of the expected decision, SCE anticipates that it will have incurred approximately $80 million in steam generator fabrication and associated project costs.  SCE will seek recovery of these costs in the event that the CPUC does not authorize SCE to go forward with steam generator replacement.  If the CPUC authorizes SCE to go forward with steam generator replacement, SCE will recover costs that are reasonably incurred as part of the steam generator replacement capital costs.

2005 Outage Schedule, O&M and Capital Budget Disputes

On April 20, 2005, the San Onofre Units 2 and 3 Board of Review (BOR) held a special meeting to consider the
5-year outage schedule, revisions to the 2005 operation and maintenance (O&M) budget, and the 2005 capital budget.  These matters require unanimous approval of the BOR.  The representatives of SDG&E did not agree with the information presented for approval.  Consequently, a vote was not taken.  SCE and SDG&E agreed to consolidate the disputes over the 2005 O&M and 2005 capital budgets and to treat the dispute over the 5-year outage schedule as a separate dispute.  The BOR subsequently approved a modified 5-year outage schedule.  The parties are proceeding with the dispute resolution procedures in the Second Amended San Onofre Operating Agreement for the consolidated
2005 O&M and capital budget disputes, which provide for binding arbitration if the disputes cannot be resolved through informal methods.

Transmission and Distribution

2006 General Rate Case Proceeding

On December 21, 2004, SCE filed its application for a 2006 GRC, requesting an increase of $370 million in SCE's
2006 base rate revenue, primarily for capital-related expenditures to accommodate infrastructure replacement, customer and load growth.  This increase is also necessary to fund substantially higher O&M expenses, particularly in SCE's transmission and distribution business unit.  SCE also requested that the CPUC authorize continuation of SCE's existing post-test year rate-making mechanism, which would result in base rate revenue increases of $159 million and $122 million in 2007 and 2008, respectively.  If the CPUC approves these requested increases and allocates them to ratepayer groups on a system average percentage change basis, the total increase over current base rates is estimated to be 10%.

On April 15, 2005, the ORA submitted testimony recommending that SCE's 2006 base rate revenue be decreased by $93 million, a difference of $463 million from SCE's request.  In addition, the ORA recommended that an additional year, 2009, be added to SCE's GRC cycle and that the CPUC use a Consumer Price Indexed (CPI) method, applied to the test year revenue requirement, to determine base rate revenue adjustments in the attrition years (2007 and
2008).  SCE had used a budget-based approach to projected capital additions in the attrition years in its filing.  This approach was previously authorized in the 2003 GRC decision.  The ORA's CPI methodology would raise
SCE's 2007 base rate revenue by $2 million (as opposed to SCE's requested increase of $159 million) and would decrease SCE's 2008 base rate revenue by $10 million (as opposed to SCE's requested increase of $122 million).
Portions of the ORA's proposed adjustments reflect an updated rate of return, authorized by the CPUC subsequent to the filing of SCE's GRC application.  On May 6, 2005, several intervenors filed testimony proposing reductions to SCE's 2006 GRC request, which, when combined with the ORA's recommendation, would result in a reduction of
$326 million in revenue, a difference of $696 million from SCE's request.

During the course of the GRC proceeding, SCE agreed to certain revisions to its request, updated the revenue requirement for the 2005 cost of capital, and incorporated a second refueling O&M expense forecast for San Onofre in 2006, which reduced SCE's test year request by $29 million.  In a joint comparison exhibit filed by all parties on August 2, 2005, SCE requested an increase of $341 million in 2006 base rate revenue, followed by a requested increase of $106 million in 2007 and $111 million in 2008.  In this exhibit, the ORA revised its requested decrease in 2006 revenue to $47 million, a difference of $388 million from SCE's request.  The revised
ORA request, when combined with proposed reductions from several other intervenors, would result in a reduction of $273 million in revenue, a difference of $614 million from SCE's request.  A decision in this matter is expected in January 2006.

On August 2, 2005 SCE filed a motion requesting the establishment of a GRC Memo Account which would make the GRC decision retroactive to January 9, 2006, or the first CPUC meeting in January 2006, whichever is earlier.

In SCE's 2006 ERRA forecast proceeding, SCE is proposing to consolidate the rate changes arising from the 2006
GRC proceeding with other changes in rates beginning on January 1, 2006 (see "--Generation and Power
Procurement--Generation Procurement Proceedings--Energy Resource Recovery Account Proceedings--2006 ERRA Forecast").

2006 Cost of Capital

On May 9, 2005, SCE filed an application requesting that the CPUC authorize a return on SCE's common equity and an overall rate of return for SCE's CPUC-jurisdictional assets for 2006.  In its application, SCE requests that the CPUC maintain its 2005 authorized rate-making capital structure of 43% long-term debt, 9% preferred equity, and 48% common equity for 2006.  SCE's application also requests that the CPUC authorize SCE's 2006 cost of long-term debt of 6.53%, cost of preferred equity of 6.43% and a return on common equity of 11.80%.  A proposed decision is scheduled for November 15, 2005, and a final CPUC decision is anticipated on or before December 15,
2005.  CPUC adoption of SCE's application request would result in a projected $10 million increase in its annual revenue requirements.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim,
Azusa, Banning and Riverside, California over the proper allocation and characterization of certain charges.  The order reversed an arbitrator's award that had affirmed the ISO's characterization in May 2000 of the charges as
Intra-Zonal Congestion costs and allocation of those charges to Scheduling Coordinators (SCs) in the affected zone within the ISO transmission grid.  The April 20, 2004 order directed the ISO to shift the costs from SCs in the affected zone to the responsible Participating Transmission Owner, SCE, and to do so within 60 days of the
April 20, 2004 order.  Under the April 20, 2004 order, SCE will be charged a certain amount as the Participating
Transmission Owner but also will be credited through the California Power Exchange, SCE's SC at the time.  SCE obtained a stay of the April 20, 2004 order pending resolution of its request for rehearing.  On March 30, 2005, the FERC issued an Order Denying Rehearing.  SCE obtained an extension of the stay pending resolution of the appeal SCE has filed with the United States Court of Appeals for the D.C. Circuit (D.C. Circuit Court).  The
potential net impact on SCE is estimated to be approximately $20 million to $25 million, including interest.  SCE filed a request for clarification with the FERC asking the FERC to clarify that SCE can reflect and recover the disputed costs in SCE's reliability services rates.  On June 8, 2005, the FERC denied the clarification, noting that during the appeal, the FERC's order is stayed, therefore SCE is not required to pay at this time.  SCE may seek recovery in its reliability service rates of the costs should SCE be required to pay these costs.

Transmission Proceeding

In August and November 2002, the FERC issued opinions affirming a September 1999 administrative law judge decision to disallow, among other things, recovery by SCE and the other California public utilities of costs reflected in network transmission rates associated with ancillary services and losses incurred by the utilities in administering existing wholesale transmission contracts after implementation of the restructured California electric industry.  SCE has incurred approximately $80 million of these unrecovered costs since 1998.  In addition, SCE has accrued interest on these unrecovered costs.  The three California utilities appealed the decisions to the D.C. Circuit Court.  On July 12, 2005, the D.C. Circuit Court vacated the FERC's August and
November 2002 orders, and remanded the case to FERC for further proceedings.  SCE believes that the D.C. Circuit
Court's decision increases the likelihood that it will recover these costs.

Wholesale Electricity and Natural Gas Markets

As discussed in the "Wholesale Electricity and Natural Gas Markets" disclosure in the year-ended 2004 MD&A, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who allegedly manipulated the electric and natural gas markets.

El Paso Natural Gas Company (El Paso) entered into a settlement agreement with a number of parties (including
SCE, PG&E, the State of California and various consumer class action representatives) settling various claims stated in proceedings at the FERC and in San Diego County Superior Court that El Paso had manipulated interstate capacity and engaged in other anticompetitive behavior in the natural gas markets in order to unlawfully raise gas prices at the California border in 2000-2001.  The United States District Court has issued an order approving the stipulated judgment and the settlement agreement has become effective.  Pursuant to a CPUC decision, SCE was required to refund to customers amounts received under the terms of the El Paso settlement (net of legal and consulting costs) through its ERRA mechanism.  In June 2004, SCE received its first settlement payment of
$76 million.  Approximately $66 million of this amount was credited to purchased-power expense, and was refunded to SCE's ratepayers through the ERRA over the following twelve months, and the remaining $10 million was used to offset SCE's incurred legal costs.  El Paso has elected to prepay the additional settlement payments due over a
20-year period and, as a result, SCE received $66 million in May 2005.  Amounts El Paso refunds to the CDWR will result in reductions in the CDWR's revenue requirement allocated to SCE in proportion to SCE's share of the
CDWR's power charge revenue requirement.

On January 14, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Mirant
Corporation and a number of its affiliates (collectively Mirant), all of whom are debtors in Chapter 11 bankruptcy proceedings pending in Texas.  Among other things, the settlement terms provide for cash and equivalent refunds totaling $320 million, of which SCE's allocated share is approximately $68 million.  The settlement also provides for an allowed, unsecured claim totaling $175 million in the bankruptcy of one of the
Mirant parties, with SCE being allocated approximately $33 million of the unsecured claim.  The actual value of the unsecured claim will be determined as part of the resolution of the Mirant parties' bankruptcies.  The Mirant settlement was approved by the FERC on April 13, 2005 and by the bankruptcy court on April 15, 2005.  In April and May 2005, SCE received its allocated $68 million in cash settlement proceeds.  SCE continues to hold its $33 million share of the allowed, unsecured bankruptcy claim.  The Mirant settlement will be refunded to ratepayers as described below.

On July 15, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Enron
Corporation and a number of its affiliates (collectively Enron), most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York.  Among other things, the settlement terms provide for cash and equivalent payments from Enron totaling approximately $47 million and an allowed, unsecured claim in the bankruptcy against one of the Enron entities in the amount of $875 million.  SCE's allocable share of both the cash and allowed claim portions of the settlement consideration has not yet been finally determined, and the value of an allocable share of the allowed claim will be determined as part of the resolution of the Enron parties' bankruptcies.  The settlement remains subject to the approvals of the FERC, the CPUC and the Enron bankruptcy court.  The Enron settlement proceeds will be refunded to ratepayers as described below.

On November 19, 2004, the CPUC issued a resolution authorizing SCE to establish an Energy Settlement Memorandum
Account (ESMA) for the purpose of recording the foregoing settlement proceeds (excluding the El Paso settlement)
from energy providers and allocating them in accordance with the terms of the October 2001 settlement agreement entered into by SCE and the CPUC which settled SCE's lawsuit against the CPUC.  This lawsuit sought full recovery of SCE's electricity procurement costs incurred during the energy crisis.  The resolution provides a mechanism whereby portions of the settlement proceeds recorded in the ESMA will be allocated to recovery of SCE's litigation costs and expenses in the FERC refund proceedings described above and a 10% shareholder incentive pursuant to the CPUC litigation settlement agreement.  Remaining amounts for each settlement are to be refunded to

ratepayers through the ERRA mechanism.  In the second quarter of 2005, SCE recorded a $7 million increase to other nonoperating income as a shareholder incentive related to the Mirant refund received during the second quarter of 2005.

Other Regulatory Matters

Catastrophic Event Memorandum Account

Fire-Related CEMA

In October and November of 2003, wildfires damaged SCE's electrical infrastructure, primarily in the
San Bernardino Mountains of southern California where an estimated 2,085 power poles, 2,059 services,
371 transformers, 557,033 of overhead conductors and 25,822 feet of underground cable were replaced or repaired.
SCE notified the CPUC that it initiated a CEMA on October 21, 2003 to track the incremental costs to restore and repair damage to its facilities.  SCE filed an application with the CPUC on December 2, 2004 to seek recovery of its fire-related costs over a one-year period commencing January 1, 2006.  On June 23, 2005, SCE and the ORA
filed a settlement agreement with the CPUC which (i) allows the authorized CEMA Firestorm revenue requirement calculation to be based on approximately $8 million of incremental operations and maintenance expenses and $20 of incremental capital plant additions and (ii) allows SCE to continue to record in its Firestorm CEMA the revenue requirement associated with these costs, plus accrued interest, until the effective date of the final decision in
SCE's 2006 GRC.  The revenue requirement recorded in SCE's Firestorm CEMA through April 2005 is approximately
$12 million.  SCE has forecast the recorded revenue requirement in this account to total approximately $14 million in December 2005.  SCE expects to recover the costs recorded in the Firestorm CEMA account through a mechanism approved in SCE's 2006 GRC.

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

Demand-Side Management and Energy Efficiency Performance Incentive Mechanisms

Under a variety of incentive mechanisms adopted by the CPUC in the past, SCE was entitled to certain shareholder incentives for its performance achievements in delivering demand-side management and energy efficiency programs.
On June 10, 2005, SCE and the ORA executed a settlement agreement for SCE's outstanding issues concerning SCE shareholder incentives and performance achievements resulting from the demand-side management, energy efficiency, and low-income energy efficiency programs from program years 1994-2004.  In addition, the settlement addresses shareholder incentives and performance achievements for program years 1994-1998, anticipated but not yet claimed.  The settlement agreement recommends, among other things, that SCE be entitled to immediately recover 92%
of the total of SCE's current claims and future claims related to SCE's pre-1998 energy efficiency programs.
SCE's total claim for program years 1994-2004 made in 2000 through 2008, including interest, franchise fees and uncollectibles, is approximately $46 million.  The settling parties agreed that it is reasonable for SCE to recover approximately $42 million of these claims in the near future as full recovery of all of SCE's outstanding claims as well as future claims related to SCE's pre-1998 energy efficiency programs.  The settlement agreement requires CPUC approval.  On June 13, 2005, SCE and the ORA filed a joint motion requesting CPUC adoption of the settlement agreement.  A decision is expected in the fourth quarter of 2005, which if approved, would result in the recognition of a $42 million increase in earnings.  SCE has collected and deferred most the of the expected claims in rates, and expects to recover the remaining portion of the claims over a 12-month period beginning on
January 1, 2006 through the 2006 ERRA Forecast application (see "--Generation and Power Procurement--Energy
Resource Recovery Account Proceedings--2006 ERRA Forecast").

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

SCE's recorded estimated minimum liability to remediate its 22 identified sites is $84 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $113 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 33 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to
$10 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $31 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $57 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $12 million to $25 million.  Recorded costs for the twelve months ended June 30, 2005 were $12 million.

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

Federal Income Taxes

Edison International has reached a settlement with the Internal Revenue Service (IRS) on tax issues and pending affirmative claims relating to its 1991-1993 tax years.  This settlement, which was signed by Edison
International in March 2005 and approved by the United States Congress Joint Committee on Taxation on July 27,
2005, will result in a third quarter 2005 net earnings benefit for Edison International of approximately
$56 million, most of which relates to SCE.

Edison International received Revenue Agent Reports from the IRS in August 2002 and in January 2005 asserting deficiencies, including deficiencies asserted against SCE, in federal corporate income taxes with respect to audits of its 1994-1996 and 1997-1999 tax years, respectively.  Many of the asserted tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of interest and penalties), if any, would benefit
SCE as future tax deductions.

The IRS Revenue Agent Report for the 1997-1999 audit also asserted deficiencies with respect to a transaction entered into by an SCE subsidiary which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company.  While Edison International intends to defend its tax return position with respect to this transaction, the tax benefits relating to the capital loss deductions will not be claimed for financial accounting and reporting purposes until and unless these tax losses are sustained.

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

Results of Operations

Earnings from Continuing Operations

SCE's earnings from continuing operations were $161 million and $292 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $242 million and $341 million for the same periods in 2004. SCE's 2004 earnings from continuing operations included net positive regulatory items of
$117 million or 36(cent)per common share primarily related to the implementation of SCE's 2003 GRC decision.  The decrease in earnings for the three- and six-month period ended June 30, 2005, compared to the same periods in
2004, is primarily due to the net positive regulatory items recorded in 2004, partially offset by higher revenue associated with the timing of the 2003 GRC decision.  SCE received the 2003 GRC decision in July 2004, which resulted in a catch-up adjustment in the third quarter of 2004 for the amounts related to the first half of 2004, as well as an increase in earnings for the second half of 2004.  The variances for both periods also reflects higher revenue authorized by the CPUC for 2005, the favorable resolution of certain tax issues and lower net interest costs (quarter only), which were mostly offset by higher operating expenses.

Operating Revenue

SCE's retail sales represented approximately 83% of operating revenue for both the three- and six-month periods ended June 30, 2005, compared to approximately 82% and 85% of operating revenue for the three- and six-month periods ended June 30, 2004, respectively.  Due to warmer weather during the summer months, operating revenue during the third quarter of each year is generally significantly higher than other quarters.

The following table sets forth the major changes in operating revenue:

                                                        Three-Month Period        Six-Month Period
                                                          Ended June 30,           Ended June 30,
     In millions                                           2005 vs. 2004            2005 vs. 2004
-------------------------------------------------------------------------------------------------------
     Operating revenue
         Rate changes (including unbilled)                   $  (93)                  $  (102)
         Sales volume changes (including unbilled)              118                       170
         Sales for resale                                       (14)                       44
         SCE's variable interest entities                         8                       109
         Other (including intercompany transactions)              8                        17
-------------------------------------------------------------------------------------------------------
     Total                                                   $   27                   $   238
-------------------------------------------------------------------------------------------------------

Total operating revenue increased by $27 million and $238 million for the three- and six-month periods ended June
30, 2005, respectively (as shown in the table above), as compared to the same periods in 2004.  The variance in operating revenue from rate changes reflects the implementation of the 2003 GRC, effective in August 2004.  As a result, generation rates decreased revenue by approximately $30 million and $150 million for the three- and six-month periods ended June 30, 2005, respectively, and distribution rates increased revenue by approximately
$100 million and $255 million for the three- and six-month periods ended June 30, 2005, respectively.  Included in the variance in operating revenue from rate changes are higher deferrals of revenue of approximately $210 million and $275 million for the three- and six-month periods ended June 30, 2005, respectively, related to balancing account overcollections in 2005, as compared to 2004.  The increase in operating revenue resulting from sales volume changes was mainly due to an increase in kWh sold and SCE providing a greater amount of energy to its customers from its own sources in 2005, compared to 2004, in which the CDWR provided a greater amount of energy to SCE's customers.  Operating revenue from sales for resale represents the sale of excess energy.  As a result of the CDWR contracts allocated to SCE, excess energy from SCE sources may exist at certain times, which then is resold in the energy markets.  SCE's variable interest entities revenue represents the recognition of revenue resulting from the consolidation of SCE's variable interest entities on March 31, 2004.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning January 17, 2001), CDWR bond-related costs (beginning November 15, 2002) and direct access exit fees (beginning January 1, 2003) are remitted to the CDWR and are not recognized as revenue by SCE.  These amounts were $409 million and $919 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $546 million and $1.2 billion for the same periods in
2004.

Operating Expenses

Fuel Expense

Fuel expense for the six-month period ended June 30, 2005 increased $224 million, as compared to the same period in 2004, mainly due to the consolidation of SCE's variable interest entities in March 31, 2004.  Fuel expense related to SCE's variable interest entities for the six-month period ended June 30, 2005 was $398 million, compared to $187 million for the comparable period in 2004.

Purchased-Power Expense

Purchased-power expense increased $216 million and $24 million for the three- and six-month periods ended June
30, 2005, respectively, as compared to the same periods in 2004.  The quarter increase was mainly due to higher unrealized losses of approximately $205 million related to economic hedging transactions resulting from increased hedging activities in 2005, as compared to 2004, higher expenses of approximately $100 million (an approximate increase of $175 million for the year-to-date period) resulting from an increase in the number of bilateral contracts in 2005, as compared to 2004, and higher expenses of approximately $30 million related to QFs purchases.  These increases were partially offset by approximately $130 million of energy settlement refunds received in 2005 (see "Regulatory Matters--Transmission and Distribution--Wholesale Electricity and Natural Gas
Markets").  In addition to the items discussed above, the year-to-date increase also resulted from an increase in exchanged energy of approximately $50 million due to higher volumes and a true-up of exchanged energy.  The year-to-date variance was partially offset by higher unrealized gains of approximately $150 million in the first quarter of 2005, as well as a decrease of $186 million reduction in purchased-power resulting from the consolidation of SCE's variable interest entities on March 31, 2004.

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  Energy payments to gas-fired QFs are generally tied to spot natural gas prices.  Effective May 2002, energy payments for most renewable QFs were converted to a fixed price of 5.37(cent)-per-kWh.  Average spot natural gas prices were slightly higher during 2005 as compared to 2004.  The higher expenses related to power purchased from QFs were mainly due to higher average spot natural gas prices, partially offset by lower kWh purchases.

Provisions for Regulatory Adjustment Clauses - Net

Provisions for regulatory adjustment clauses - net increased $8 million and $75 million for the three- and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004.  The quarter and year-to-date increases reflect a net effect of approximately $180 million of regulatory adjustments related to the implementation of SCE's 2003 GRC decision recorded in the second quarter of 2004 and lower costs incurred and deferred (approximately $50 million and $60 million for the three- and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004) associated with the bark beetle infestation.  The 2003 GRC regulatory adjustments primarily related to recognition of revenue from the rate recovery of pension contributions during the time period that the pension plan was fully funded, the resolution over the allocation of costs between transmission and distribution for 1998 through 2000, partially offset by the deferral of revenue previously collected during the incremental cost incentive pricing mechanism for dry cask storage.  These items which resulted in increases in the provision for regulatory adjustment clauses were partially offset by net unrealized losses of $205 million and $55 million for the three- and six-month period ended June 30, 2005, respectively, related to economic hedging transactions (mentioned above in purchased-power expense) that, if realized, would be refunded to ratepayers and net undercollections of purchased-power, fuel, and O&M costs of approximately $70 million

and $135 million for the three- and six-months ended June 30, 2005, respectively, which were deferred in balancing accounts for future recovery.

Other Operation and Maintenance Expense

SCE's other operation and maintenance expense decreased $10 million for the three-month period ended June 30,
2005, and increased $10 million for the six-month period ended June 30, 2005, as compared to the same periods in
2004.  The decrease was due to lower costs of approximately $50 million incurred in 2005 compared to 2004 related to the removal of trees and vegetation associated with the bark beetle infestation, almost entirely offset by higher benefit-related costs of approximately $10 million in 2005 compared to 2004, higher worker's compensation accruals of approximately $10 million in 2005 compared to 2004, and an increase of approximately $10 million in demand side management and energy efficiency costs in 2005 as compared to 2004 (which are recovered through regulatory mechanisms approved by the CPUC).  In addition to the above mentioned variance explanations, the year-to-date variance was also due to the recognition of approximately $30 million in O&M expenses as a result of the consolidation of SCE's variable interest entities, an increase in reliability costs of approximately $45 million due to an increase in must run units to improve the reliability of the California ISO systems operations
(which are recovered through regulatory mechanisms approved by the FERC), and a decrease of approximately $55 million in generation-related expenses primarily related to lower outage and refueling costs in 2005, as compared to 2004.  In 2004, there was a scheduled major overhaul at SCE's Four Corners coal facility, as well as a refueling outage at SCE's San Onofre Unit 2.

Other Income and Deductions

Interest and Dividend Income

SCE's interest and dividend income increased $11 million for the six-month period ended June 30, 2005, as compared to the same period in 2004, mainly due to higher interest income on balancing account undercollections in 2005 compared to 2004.

Other Nonoperating Income

SCE's other nonoperating income for the three-month period ended June 30, 2005 includes a $7 million shareholder incentive related to the Mirant settlement received in the second quarter of 2005 (see "Regulatory
Matters--Transmission and Distribution--Wholesale Electricity and Natural Gas Markets").  The year-to-date 2005 amount also includes a $10 million reward for the efficient operation of Palo Verde during 2003, which was approved by the CPUC in 2005.  SCE's other nonoperating income for the six-month period ended June 30, 2004 includes $19 million in rewards for the efficient operation of Palo Verde during 2001 and 2002, which were approved by the CPUC in 2004.

Income Taxes

SCE's income tax expense decreased $97 million and $99 million for the three- and six-month periods ended June
30, 2005, respectively, as compared to the same periods in 2004, primarily due to a decrease in pre-tax income as well as changes in property-related flow-through items, reductions in accrued tax liabilities made in 2005 to reflect progress in settlement negotiations relating to prior year tax liabilities, and adjustments to tax balances made in 2005.

SCE's composite federal and state statutory rate was approximately 40% for the three- and six-month periods ended
June 30, 2005.  The lower effective tax rate of  26% and 29% realized in the three- and six-month periods ended
June 30, 2005, respectively, was primarily due to property-related flow-through items, a reduction in accrued tax liabilities, as well as adjustments to tax balances.

Minority Interest

Minority interest represents the effects of the adoption of a new accounting pronouncement in second quarter 2004 related to SCE's variable interest entities.

Historical Cash Flow Analysis

The "Historical Cash Flow Analysis" section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $939 million for the six months ended June 30, 2005, and $946 million for the comparable period in 2004.  The change in cash provided by operating activities was mainly due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Net cash used by financing activities was $71 million for the six months ended June 30, 2005, compared to net cash provided by financing activities of $324 million for the six months ended June 30, 2004.  Cash used by financing activities from continuing operations in 2005 mainly consisted of long-term and short-term debt payments.

Financing activities in the six-month period ended June 30, 2005, included the issuance of $650 million of first and refunding mortgage bonds.  The issuance included $400 million of 5% bonds due in 2016 and $250 million of
5.55% bonds due in 2036.  The proceeds were used to redeem the remaining $50,000 of its 8% first and refunding mortgage bonds due February 2007 (Series 2003A) and $650 million of the $966 million 8% first and refunding mortgage bonds due February 2007 (Series 2003B).  SCE's second quarter financing activity included the issuance of $350 million of its 5.35% first and refunding mortgage bond due in 2035 (Series 2005E).  A portion of the proceeds was used to redeem $316 million of its 8% first and refunding mortgage bonds due in 2007 (Series
2003B).  In addition, in April 2005, SCE issued 4,000,000 shares of Series A preference stock (non-cumulative,
$100 liquidation value) and received net proceeds of approximately $394 million.  Approximately $81 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 7.23% Series, and approximately $64 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 6.05% Series.  SCE's financing activity in 2005 also included a dividend payment of
$74 million to Edison International.

Financing activities in the six-month period ended June 30, 2004 included the issuance of $300 million of 5%
bonds due in 2014, $525 million of 6% bonds due in 2034 and $150 million of floating rate bonds due in 2006.  The proceeds from these issuances were used to redeem $300 million of its 7.25% first and refunding mortgage bonds due March 2026, $225 million of its 7.125% first and refunding mortgage bonds due July 2025, $200 million of its
6.9% first and refunding mortgage bonds due October 2018, and $100 million of its junior subordinated deferrable interest debentures due June 2044.  In the first quarter of 2004, SCE paid the $200 million outstanding balance of its credit facility, as well as remarketed approximately $550 million of pollution-control bonds with varying maturity dates ranging from 2008 to 2040, of which approximately $196 million of these pollution-control bonds were reoffered.  In March 2004, SCE issued $300 million of 4.65% first and refunding mortgage bonds due in 2015 and $350 million of 5.75% first and refunding mortgage bonds due in 2035.  A portion of the proceeds from the
March 2004 first and refunding mortgage bond issuances were used to fund the acquisition and construction of the
Mountainview project.  Financing activities in 2004 also included dividend payments of $448 million to Edison
International.

Cash Flows from Investing Activities

Net cash used by investing activities was $814 million for the six months ended June 30, 2005, compared to $1 billion for the comparable period in 2004.  Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.

Investing activities for the six-month period ended June 30, 2005, reflect $774 million in capital expenditures, primarily for transmission and distribution assets, including approximately $21 million for nuclear fuel acquisitions.

Investing activities for the six-month period ended June 30, 2004 reflect, $718 million in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $31 million for nuclear fuel acquisitions.  In addition, investing activities include $285 million of acquisition costs related to the
Mountainview project.

NEW AND PROPOSED ACCOUNTING PRINCIPLES

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

A new accounting standard requires companies to use the fair value accounting method for stock-based compensation.  SCE currently uses the intrinsic value accounting method for stock-based compensation.  On April
14, 2005, the Securities and Exchange Commission announced a delay in the effective date for the new standard to fiscal years beginning after June 15, 2005.  SCE will implement the new standard effective January 1, 2006 by applying the modified prospective transition method.  The difference in expense between the two accounting methods is an increase of $1 million in expense for both the three- and six-month periods ended June 30, 2005.

The American Jobs Creation Act of 2004 included a tax deduction on qualified production activities income
(including income from the sale of electricity).  In December 2004, the FASB issued guidance that this deduction should be accounted for as a special deduction, rather than a tax rate reduction.  Accordingly, the special deduction is recorded in the year it is earned.  The tax deduction is not expected to materially affect SCE's
2005 financial statements.  SCE is evaluating the potential effect for future years.

On July 14, 2005, the FASB issued an exposure draft on accounting for uncertain tax positions.  An enterprise would recognize, in its financial statements, the benefit of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position.  The comment period for the exposure draft ends on September 12, 2005; the earliest the guidance would be implemented would be December 31,
2005.  SCE is evaluating the potential impact of the proposal on its financial statements.

COMMITMENTS AND GUARANTEES

The following is an update to SCE's commitments and guarantees.  See the "Commitments and Guarantees" section of the year-ended 2004 MD&A for a detailed discussion of commitments and guarantees.

Fuel Supply Contracts

During the second quarter of 2005, SCE amended one of its coal fuel contracts which reduced the term of the contract.  As a result of this modification, the fuel supply contract payments for the thereafter period decreased by $152 million.

Power-Purchase Contracts

During the first quarter of 2005, SCE entered into additional power call option contracts.  SCE's revised purchased-power capacity payment commitments under these contracts are currently estimated to be $32 million for
2005, $95 million for 2006, $101 million for 2007 and $84 million for 2008.

Leases

During the first quarter of 2005, SCE entered into new power contracts in which SCE takes virtually all of the power.  In accordance with an accounting standard, these power contracts are classified as operating leases.
SCE's commitments under these operating leases are currently estimated to be $39 million for 2005, $55 million for
2006, $50 million for 2007 and $43 million for 2008.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information responding to Part I, Item 3 is included in Part I, Item 2, "Management's Discussion and Analysis of
Financial Condition and Results of Operations," under the heading "Market Risk Exposures," is incorporated herein by this reference.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Southern California Edison Company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Southern
California Edison Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or
15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, Southern California Edison Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in Southern California Edison Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Southern California Edison
Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There were no significant developments with respect to material litigation of SCE during the quarterly period ended June 30, 2005.  See Note 4, "Contingencies - Navajo Nation Litigation" of Notes to Consolidated Financial
Statements for minor updates on litigation involving SCE and the Navajo Nation which was previously reported in
Part I, Item 3 of Southern California Edison Company's Annual Report on Form 10-K for the year ended December 31,
2004, and in Part II, Item 1 of Southern California Edison Company's First Quarterly Report on Form 10-Q for the
period ending March 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about all purchases made by or on behalf of Southern California Edison
Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of Southern California Edison Company's equity securities that is registered pursuant to
Section 12 of the Exchange Act.

                                                                               (c) Total              (d) Maximum
                                                                           Number of Shares           Number (or
                                                                              (or Units)          Approximate Dollar
                                                                               Purchased         Value) of Shares (or
                                                                              as Part of          Units) that May Yet
                                   (a) Total            (b) Average            Publicly           Be Purchased Under
                               Number of Shares        Price Paid per          Announced         the Plans or Programs
                                  (or Units)         Share (or Unit)(1)        Plans or
          Period                 Purchased(1)                                  Programs
---------------------------- ---------------------- -------------------- ---------------------- -----------------------

April 1, 2005 to                     807,000               $100.00               --                      --
April 30, 2005

May 1, 2005 to                             0                --                   --                      --
May 31, 2005

June 1, 2005 to                            0                --                   --                      --
June 30, 2005
---------------------------- ---------------------- -------------------- ---------------------- -----------------------

Total                                807,000               $100.00               --                      --
============================ ====================== ==================== ====================== =======================
-------------------
(1)  On April 30, 2005, Southern California Edison Company redeemed all shares of its $100 Cumulative Preferred
     Stock, 7.23% Series ($100 par value).

Item 4.    Submission of Matters to a Vote of Security Holders

At SCE's Annual Meeting of Shareholders on May 19, 2005, shareholders elected eleven nominees to the Board of
Directors.  The number of broker non-votes for each nominee was zero.  The numbers of votes cast for and withheld from each Director-nominee were as follows:

                                                                     Numbers of Votes
----------------------------------------------------------------------------------------------------------
     Name                                                      For                    Withheld
----------------------------------------------------------------------------------------------------------

     John E. Bryson                                         465,296,296                 280,238
     France A. Cordova                                      465,281,452                 295,082
     Alan J. Fohrer                                         465,317,212                 259,322
     Bradford M. Freeman                                    464,255,634               1,320,900
     Bruce Karatz                                           465,305,908                 270,626
     Luis G. Nogales                                        464,251,338               1,325,196
     Ronald L. Olson                                        465,307,366                 269,168
     James M. Rosser                                        465,308,680                 267,854
     Richard T. Schlosberg, III                             464,249,976               1,326,558
     Robert H. Smith                                        464,239,482               1,337,052
     Thomas C. Sutton                                       464,256,234               1,320,300
----------------------------------------------------------------------------------------------------------

Item 6.    Exhibits

           Southern California Edison Company

           10.1     2005 Performance Goals for Southern California Edison Executive Incentive Compensation Plan,
                    as adopted May 19, 2005 (File No. 1-02313, attached as Exhibit 99.1 to SCE Form 8-K dated May
                    25, 2005)*

           10.2     Edison International Director Compensation Schedule, as adopted May 19, 2005 (File No.
                    1-02313, attached as Exhibit 99.2 to SCE Form 8-K dated May 25, 2005)*

           10.3     Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No.
                    1-02313, attached as Exhibit 99.3 to SCE Form 8-K dated May 25, 2005)*

           10.4     First Amendment, dated as of May 20, 2005, to Credit Agreement, dated as of February 1, 2005, among Southern California Edison Company and JPMorgan Chase Bank, N.A., as Administrative
                    Agent, Citicorp North America, Inc., as Syndication Agent, and Credit Suisse First Boston,
                    Lehman Commercial Paper Inc., and Union Bank of California, N.A., as Documentation Agents
                    (File No. 1-02313, attached as Exhibit 10.1 to SCE Form 8-K dated June 8, 2005)*

           10.5     Form of Indemnity Agreement between Southern California Edison Company and its Directors and
                    any officer, employee or other agent designated by the Board of Directors

           31.1     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

           31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

           32       Statement Pursuant to 18 U.S.C. Section 1350

------------------
* Incorporated herein by reference pursuant to Rule 12b-32.

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

                                                 SOUTHERN CALIFORNIA EDISON COMPANY
                                                          (Registrant)

                                                 By:/s/ LINDA G. SULLIVAN
                                                    ------------------------------
                                                    LINDA G. SULLIVAN
                                                    Vice President and Controller
                                                    (Duly Authorized Officer and
                                                    Principal Accounting Officer)

Dated:  August 8, 2005