Form 10-Q
period 2005-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2005-11-04
CIK 92103

===============================================================================================================

                                                 UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to______________________________

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

Indicate by check mark  whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the  Exchange
Act).                                                                           Yes |_|    No |X|

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock,  as of the latest practicable date:

                        Class                            Outstanding at October 31, 2005
             --------------------------                  -------------------------------
             Common Stock, no par value                            434,888,104

===============================================================================================================

Page

SOUTHERN CALIFORNIA EDISON COMPANY

INDEX

                                                                                        Page
                                                                                         No.
                                                                                        ----
Part I.  Financial Information:

        Item 1. Financial Statements:

                Consolidated Statements of Income - Three and Nine Months
                  Ended September 30, 2005 and 2004                                      1

                Consolidated Statements of Comprehensive Income -
                  Three and Nine Months Ended September 30, 2005 and 2004                1

                Consolidated Balance Sheets - September 30, 2005
                  and December 31, 2004                                                  2

                Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2005 and 2004                          4

                Notes to Consolidated Financial Statements                               5

        Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                 28

        Item 3. Quantitative and Qualitative Disclosures About Market Risk              51

        Item 4. Controls and Procedures                                                 51

Part II.   Other Information:

        Item 1. Legal Proceedings                                                       52

        Item 6. Exhibits                                                                53

        Signature

Page

SOUTHERN CALIFORNIA EDISON COMPANY

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
---------------------------------------------------------------------------------------------------------------
In millions                                         2005       2004          2005       2004
---------------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Operating revenue                                $ 3,084    $ 2,655       $ 7,195    $ 6,527
---------------------------------------------------------------------------------------------------------------
Fuel                                                 296        254           817        550
Purchased power                                      502        915         1,633      2,022
Provisions for regulatory adjustment clauses - net   766        (34)          790        (85)
Other operation and maintenance                      670        607         1,838      1,767
Depreciation, decommissioning and amortization       234        188           688        628
Property and other taxes                              48         43           144        134
---------------------------------------------------------------------------------------------------------------
Total operating expenses                           2,516      1,973         5,910      5,016
---------------------------------------------------------------------------------------------------------------
Operating income                                     568        682         1,285      1,511
Interest and dividend income                          15          5            35         14
Other nonoperating income                             33          2            68         42
Interest expense - net of amounts capitalized        (91)       (98)         (289)      (302)
Other nonoperating deductions                        (35)        (6)          (54)       (27)
---------------------------------------------------------------------------------------------------------------
Income before tax and minority interest              490        585         1,045      1,238
Income tax                                            52        174           176        398
Minority interest                                    151        151           283        236
---------------------------------------------------------------------------------------------------------------
Net income                                           287        260           586        604
Dividends on preferred and preference stock
  not subject to mandatory redemption                  7          1            14          4
---------------------------------------------------------------------------------------------------------------
Net income available for common stock            $   280    $   259       $   572    $   600
---------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
---------------------------------------------------------------------------------------------------------------
In millions                                         2005       2004          2005       2004
---------------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Net income                                       $   287    $   260       $   586    $   604
Other comprehensive income, net of tax:
  Amortization of cash flow hedges                    --          1             2          3
---------------------------------------------------------------------------------------------------------------
Comprehensive income                             $   287    $   261       $   588    $   607
---------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                         September 30,         December 31,
In millions                                                  2005                  2004
----------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)
ASSETS
Cash and equivalents                                     $    484               $    122
Restricted cash                                                64                     61
Margin and collateral deposits                                149                     66
Receivables, less allowances of $31 and $31
   for uncollectible accounts at respective dates           1,028                    618
Accrued unbilled revenue                                      429                    320
Fuel inventory                                                 11                      8
Materials and supplies                                        201                    188
Accumulated deferred income taxes - net                       347                    134
Regulatory assets                                             546                    553
Prepayments and other current assets                          485                     72
---------------------------------------------------------------------------------------------------------------
Total current assets                                        3,744                  2,142
---------------------------------------------------------------------------------------------------------------
Nonutility property - less accumulated provision
   for depreciation of $558 and $554 at respective dates    1,034                    960
Nuclear decommissioning trusts                              2,861                  2,757
Other investments                                             106                    104
---------------------------------------------------------------------------------------------------------------
Total investments and other assets                          4,001                  3,821
---------------------------------------------------------------------------------------------------------------
Utility plant, at original cost:
   Transmission and distribution                           16,329                 15,685
   Generation                                               1,373                  1,356
Accumulated provision for depreciation                     (4,667)                (4,506)
Construction work in progress                                 931                    789
Nuclear fuel, at amortized cost                               146                    151
---------------------------------------------------------------------------------------------------------------
Total utility plant                                        14,112                 13,475
---------------------------------------------------------------------------------------------------------------
Regulatory assets                                           2,934                  3,285
Other deferred charges                                        659                    567
---------------------------------------------------------------------------------------------------------------
Total deferred charges                                      3,593                  3,852
---------------------------------------------------------------------------------------------------------------

Total assets                                             $ 25,450               $ 23,290
---------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

                                                         September 30,           December 31,
In millions, except share amounts                            2005                    2004
----------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt                                          $     --               $     88
Long-term debt due within one year                            597                    246
Preferred stock to be redeemed within one year                 --                      9
Accounts payable                                              780                    700
Accrued taxes                                                 585                    357
Accrued interest                                               80                    115
Counterparty collateral                                       354                     --
Customer deposits                                             181                    168
Book overdrafts                                               271                    232
Regulatory liabilities                                      1,263                    490
Other current liabilities                                     611                    643
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                   4,722                  3,048
---------------------------------------------------------------------------------------------------------------
Long-term debt                                              4,738                  5,225
---------------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes - net                     2,802                  2,865
Accumulated deferred investment tax credits                   121                    126
Customer advances and other deferred credits                  607                    510
Power-purchase contracts                                       76                    130
Preferred stock subject to mandatory redemption                --                    139
Accumulated provision for pensions and benefits               488                    417
Asset retirement obligations                                2,263                  2,183
Regulatory liabilities                                      3,302                  3,356
Other long-term liabilities                                   292                    232
---------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                9,951                  9,958
---------------------------------------------------------------------------------------------------------------
Total liabilities                                          19,411                 18,231
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 2, 4, and 6)
Minority interest                                             451                    409
---------------------------------------------------------------------------------------------------------------
Common stock (434,888,104 shares outstanding at each date)  2,168                  2,168
Additional paid-in capital                                    350                    350
Accumulated other comprehensive loss                          (15)                   (17)
Retained earnings                                           2,356                  2,020
---------------------------------------------------------------------------------------------------------------
Total common shareholder's equity                           4,859                  4,521
---------------------------------------------------------------------------------------------------------------
Preferred and preference stock
   not subject to mandatory redemption                        729                    129
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                  5,588                  4,650
---------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity               $ 25,450               $ 23,290
---------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                Nine Months Ended
                                                                  September 30,
---------------------------------------------------------------------------------------------------------------
In millions                                                    2005              2004
---------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
Cash flows from operating activities:
Net income                                                    $ 586            $  604
Adjustments to reconcile to net cash provided by
    operating activities:
  Depreciation, decommissioning and amortization                688               628
  Other amortization                                             72                72
  Minority interest                                             283               236
  Deferred income taxes and investment tax credits             (273)              271
  Regulatory assets - long-term                                 372               318
  Regulatory liabilities - long-term                            (92)              (38)
  Other assets                                                  (91)              (27)
  Other liabilities                                              83                49
  Margin and collateral deposits  - net of collateral
     received                                                   271                11
  Receivables and accrued unbilled revenue                     (519)             (217)
  Inventory, prepayments and other current assets              (430)              (93)
  Regulatory assets - short-term                                  7            (1,050)
  Regulatory liabilities - short-term                           773               698
  Accrued interest and taxes                                    192               112
  Accounts payable and other current liabilities                 92               278
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                     2,014             1,852
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Long-term debt issued and issuance costs                        980             1,598
Long-term debt repaid                                         (1,041)            (967)
Bonds remarketed - net                                           --               350
Issuance of preference stock                                    592                --
Redemption of preferred stock                                  (148)               (2)
Rate reduction notes repaid                                    (177)             (177)
Short-term debt financing - net                                 (88)             (200)
Change in book overdrafts                                        39              (189)
Shares purchased for stock-based compensation                   (95)              (29)
Proceeds from stock option exercises                             50                19
Minority interest                                              (241)             (178)
Dividends paid                                                 (224)             (599)
---------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                          (353)             (374)
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                          (1,295)          (1,121)
Acquisition costs related to nonutility generation plant         --              (285)
Contributions to and earnings from
   nuclear decommissioning trusts - net                         (76)              (62)
Customer advances for construction and other investments         72                 4
---------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                         (1,299)          (1,464)
---------------------------------------------------------------------------------------------------------------
Effect of consolidation of variable interest entities on cash     --                79
---------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                            362                93
Cash and equivalents, beginning of period                       122                95
---------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                           $ 484            $  188
---------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair presentation of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this report.  The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Certain prior-period amounts were reclassified to conform to the September 30, 2005 financial statement presentation.

Counterparty Collateral

Counterparty collateral includes cash received related to financial gas trading activities.

Income Taxes

SCE's effective tax rates were 16% and 24% for the three- and nine-month periods ended September 30, 2005, respectively, as compared to 40% for both the same periods in 2004.  The decreased effective tax rates resulted primarily from recording a $61 million benefit, including $45 million of interest income, in the third quarter of 2005 related to a settlement reached with the IRS on tax issues and pending affirmative claims relating to Edison International's 1991 - 1993 tax years.  See "Other Developments--Federal Income
Taxes" for further discussion of this matter.  Additional decreases to the effective rates resulted from reductions made to accrued tax liabilities in 2005 to reflect progress made in settlement negotiations related to tax audits other than the 1991 - 1993 tax years, changes in property-related flow-through items and adjustments made to tax balances in 2005.

Margin and Collateral Deposits

Margin and collateral deposits include cash deposited with counterparties and brokers as credit support under margining agreements for power and gas trading activities.  The amount of margin and collateral deposits varies based on changes in the value of the agreements.  Deposits with counterparties and brokers earn interest at various rates.

New Accounting Principles

In March 2005, the FASB issued an interpretation related to accounting for conditional asset retirement obligations (AROs).  This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement.  This Interpretation is effective December 31, 2005.
Thus far, SCE has identified conditional AROs related to:  treated wood poles, hazardous materials such as mercury and polychlorinated biphenyls-containing equipment; and asbestos removal costs at buildings, operating stations and retired units.  Additional assessment is necessary to value these AROs.  However, since SCE follows accounting principles for rate-regulated enterprises and receives recovery of these costs through rates, implementation of this Interpretation at SCE will not affect earnings.

A new accounting standard requires companies to use the fair value accounting method for stock-based compensation.  SCE currently uses the intrinsic value accounting method for stock-based compensation.  On
April 14, 2005, the Securities and Exchange Commission announced a delay in the effective date for the new standard to fiscal years beginning after June 15, 2005.  SCE will implement the new standard effective
January 1, 2006 by applying the modified prospective transition method.  The difference in expense between the two accounting methods related to stock options granted is shown below under "Stock-Based Compensation."  SCE is assessing the impact of this accounting standard on its performance shares.

The American Jobs Creation Act of 2004 included a tax deduction on qualified production activities income
(including income from the sale of electricity).  In December 2004, the FASB issued guidance that this deduction should be accounted for as a special deduction, rather than a tax rate reduction.  Accordingly, the special deduction is recorded in the year it is earned.  In October 2005, the IRS issued proposed regulations for this tax deduction.  The tax deduction is not expected to materially affect SCE's 2005 financial statements.  SCE is evaluating the effect that the manufacturer's deduction will have in subsequent years.

Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

                                                           September 30,        December 31,
    In millions                                                2005                 2004
-------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)
    Current:
      Regulatory balancing accounts                         $   348             $   371
      Direct access procurement charges                         112                 109
      Purchased-power settlements                                57                  62
      Other                                                      29                  11
-------------------------------------------------------------------------------------------------------------
                                                                546                 553
-------------------------------------------------------------------------------------------------------------
    Long-term:
      Flow-through taxes - net                                1,008               1,018
      Rate reduction notes - transition cost deferral           520                 739
      Unamortized nuclear investment - net                      493                 526
      Nuclear-related ARO investment - net                      261                 272
      Unamortized coal plant investment - net                    81                  78
      Unamortized loss on reacquired debt                       328                 250
      Direct access procurement charges                          63                 141
      Environmental remediation                                  55                  55
      Purchased-power settlements                                50                  91
      Other                                                      75                 115
-------------------------------------------------------------------------------------------------------------
                                                              2,934               3,285
-------------------------------------------------------------------------------------------------------------
    Total regulatory assets                                 $ 3,480             $ 3,838
-------------------------------------------------------------------------------------------------------------

Regulatory liabilities included in the consolidated balance sheets are:

                                                           September 30,        December 31,
    In millions                                                2005                 2004
-------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)
    Current:
      Regulatory balancing accounts                         $   680             $   357
      Direct access procurement charges                         112                 109
      Energy derivatives                                        398                  --
      Other                                                      73                  24
-------------------------------------------------------------------------------------------------------------
                                                              1,263                 490
-------------------------------------------------------------------------------------------------------------
    Long-term:
      ARO                                                       806                 819
      Costs of removal                                        2,151               2,112
      Direct access procurement charges                          63                 141
      Energy derivatives                                         47                  --
      Employee benefits plans                                   235                 200
      Other                                                      --                  84
-------------------------------------------------------------------------------------------------------------
                                                              3,302               3,356
-------------------------------------------------------------------------------------------------------------
    Total regulatory liabilities                            $ 4,565             $ 3,846
-------------------------------------------------------------------------------------------------------------

SCE's regulatory liabilities related to energy derivatives are an offset to unrealized gains on recorded derivatives.

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

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
---------------------------------------------------------------------------------------------------------------

In millions                                              2005       2004           2005      2004
---------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Net income available for common stock, as reported      $ 280      $ 259         $ 572      $ 600
Add:  stock-based compensation expense using the
      intrinsic value accounting method - net of tax        9          2            23          6
Less: stock-based compensation expense using
      the fair-value accounting method - net of tax        10          2            27          6
---------------------------------------------------------------------------------------------------------------
Pro forma net income available for common stock         $ 279      $ 259         $ 568      $ 600
---------------------------------------------------------------------------------------------------------------

Supplemental Cash Flows Information
                                                                Nine Months Ended
                                                                  September 30,
----------------------------------------------------------------------------------------------------
    In millions                                                2005          2004
----------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
    Cash payments for interest and taxes:
    Interest - net of amounts capitalized                    $  279         $ 283
    Tax payments (receipts)                                     329             8
    Non-cash investing and financing activities:
    Details of debt exchange:
        Pollution-control bonds redeemed                     $ (452)           --
        Pollution-control bonds issued                          452            --
    Details of consolidation of variable interest entities:
        Assets                                                   --         $ 458
        Liabilities                                              --          (537)
    Reoffering of pollution-control bonds                        --         $ 196
    Details of pollution-control bond redemption:
        Release of funds held in trust                           --         $  20
        Pollution-control bonds redeemed                         --           (20)
----------------------------------------------------------------------------------------------------

Note 2.  Regulatory Contingencies

Further information on these regulatory matters is described in Note 2 of "Notes to Consolidated Financial
Statements" included in SCE's 2004 Annual Report.  See Note 4 for additional contingencies.

California Department of Water Resources (CDWR) Power Purchases and Revenue Requirement Proceedings

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in Note 2 of "Notes to Consolidated Financial Statements" included in SCE's 2004 Annual Report, in December 2004, the California
Public Utilities Commission (CPUC) issued its decision on how the CDWR's power charge revenue requirement for
2004 through 2013 would be allocated among the investor-owned utilities.  On June 30, 2005, the CPUC granted, in part, San Diego Gas & Electric's (SDG&E) petition for modification of the December 2004 decision.  The
June 30, 2005 decision adopted a methodology that retains the cost-follows-contract allocation of the avoidable costs, and allocates the unavoidable costs associated with the contracts:  42.2% to Pacific Gas and
Electric's (PG&E) customers, 47.5% to SCE's customers and 10.3% to SDG&E's customers.  This newly adopted allocation methodology decreases the total costs allocated to SDG&E's customers and increases the total costs allocated to SCE's and PG&E's customers, relative to the December 2004 decision.

The burden of the additional costs, relative to the December 2004 decision, is borne almost entirely by SCE's customers for the period 2004-2009, and then shifts almost entirely to PG&E's customers in 2010-2011, when contract deliveries of the CDWR energy to PG&E's customers falls by approximately 75%.  SCE, joined by The
Utility Reform Network and the California Large Electricity Consumers Association, filed a petition for modification of the June 30, 2005 decision, seeking to levelize the allocation of additional costs under the decision to SCE's and PG&E's customers and requesting

clarification on other implementation issues.  On November 2, 2005, the CPUC issued a proposed decision denying the petition for modification.  The final decision is expected in December 2005.

The CDWR has submitted its 2006 revenue requirement determination to the CPUC for implementation.  The CPUC must issue its final decision implementing the 2006 CDWR revenue requirement in December 2005.  The November
2, 2005 proposed decision mentioned above also implements the CDWR's 2006 revenue requirement.  A final decision is expected in December 2005.

Amounts billed to SCE's customers for electric power purchased and sold by the CDWR are remitted directly to the CDWR and are not recognized as revenue by SCE and therefore have no impact on SCE's earnings.

Demand-Side Management and Energy Efficiency Performance Incentive Mechanisms

Under a variety of incentive mechanisms adopted by the CPUC in the past, SCE was entitled to certain shareholder incentives for its performance achievements in delivering demand-side management and energy efficiency programs.  On June 10, 2005, SCE and the ORA executed a settlement agreement for SCE's outstanding issues concerning SCE shareholder incentives and performance achievements resulting from the demand-side management, energy efficiency, and low-income energy efficiency programs from program years 1994-2004.  In addition, the settlement addresses shareholder incentives and performance achievements for program years
1994-1998, anticipated but not yet claimed.  The settlement agreement recommends, among other things, that SCE be entitled to immediately recover 92% of the total of SCE's current claims and future claims related to
SCE's pre-1998 energy efficiency programs.  SCE's total claim for program years 1994-2004 made in 2000 through
2008, including interest, franchise fees and uncollectibles, is approximately $46 million.  On October 27,
2005, the CPUC approved the settlement agreement which found it reasonable for SCE to recover approximately
$42 million of these claims which include all of SCE's outstanding claims, as well as future claims related to SCE's pre-1998 energy efficiency programs (of which approximately $9 million has already been collected in rates).  The remaining portion of claims in the amount of $33 million will be recognized in the fourth quarter of 2005. As a result of the decision, during the third quarter of 2005, SCE recognized $14 million of incentives previously awarded for which revenue recognition was deferred pending final resolution of these matters.  The $14 million is reflected in the income statement caption "Other nonoperating income."  In addition, $4 million related to interest on the claims was reflected in the caption
"Interest and dividend income."

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

ERRA Reasonableness Review for the Period January 1, 2004 through December 31, 2004

On April 1, 2005, SCE submitted an ERRA review application requesting that the CPUC find its procurement-related costs for calendar year 2004 to be reasonable, and that its contract administration and economic dispatch operations during 2004 complied with its CPUC-adopted procurement plan.  In addition, SCE requested recovery of approximately $13 million associated with Nuclear Unit Incentive Procedure rewards for efficient operation of the Palo Verde Nuclear Generating Station (Palo Verde) and approximately $7 million in administrative and general costs incurred to carry out the CPUC's directive to begin procuring energy supplies on January 1, 2003 following the California energy crisis.  In August 2005, the ORA recommended a
$16 million disallowance associated with SCE's 2004 sales of energy in the hour-ahead market, alleging that the price at which SCE sold its hour-ahead energy was unreasonable.  SCE submitted its rebuttal testimony on
September 15, 2005, contesting the ORA's recommendation.  In addition, in its opening briefs, the ORA recommended that SCE be penalized $37 million for allegedly having failed to prove that its least-cost dispatch operations complied with the methodology presented by the ORA.  SCE believes the disallowance and recommended penalty are without merit.  A decision is expected by the end of 2005.

Generation Procurement Proceedings

SCE resumed power procurement responsibilities for its net-short position (expected load requirements exceed generation supply) on January 1, 2003, pursuant to CPUC orders and California statutes passed in 2002.  The current regulatory and statutory framework requires SCE to assume limited responsibilities for CDWR contracts allocated by the CPUC, and provide full power procurement responsibilities on the basis of annual short-term procurement plans, long-term resource plans and increased procurement of renewable resources.  Currently, the
CPUC and the California Energy Commission are working together to set rules for various aspects of generation procurement which are described below.

Procurement Plan

In December 2003, the CPUC adopted a short-term procurement plan for SCE which established a target level for spot market purchases equal to 5% of monthly need, and allowed SCE to enter into contracts of up to five years.  Currently, SCE is operating under this approved short-term procurement plan.  To the extent SCE procures power in accordance with the plan, SCE receives full-cost recovery of its procurement transactions pursuant to Assembly Bill 57.  Accordingly, the plan is referred to as the Assembly Bill 57 component of the procurement plan.

Each quarter, SCE is required to file a report with the CPUC demonstrating that SCE's procurement-related transactions associated with serving the demands of its bundled electricity customers were in conformance with SCE's adopted short-term procurement plan.  SCE has submitted quarterly compliance filings covering the period from January 1, 2003 through September 30, 2005.  The CPUC issued one resolution approving SCE's first compliance report for the period January 1, 2003 to March 31, 2003 and issued a resolution approving the other transactions for calendar year 2003 in a June 16, 2005 resolution.

Resource Adequacy Requirements

Under the framework adopted in the CPUC's January 22, 2004 decision, all load-serving entities in California have an obligation to procure sufficient resources to meet their customers' needs.  On

October 27, 2005, the CPUC issued a decision clarifying the January 2004 decision and a subsequent October
2004 decision on resource adequacy requirement.  The October 2005 decision requires load-serving entities to ensure that adequate resources have been contracted to meet that entity's peak forecasted energy resource demand and an additional planning reserve margin of 15-17% in every month of the year, beginning in June
2006.  The October 2005 decision requires that SCE demonstrate that it has contracted 90% of its
June-September 2006 resource adequacy requirement by January 2006.  By the end of May 2006, SCE will be required to fill out the remaining 10% of its resource adequacy requirement one month in advance of expected need.  A month-ahead showing demonstrating that SCE has procured 100% of its resource adequacy requirement will be required every month thereafter.  The October 2005 decision also adopted limits on the amount of a portfolio-sourced, as opposed to a unit-specific, firm energy contract that can be used to meet a load serving entity's resource adequacy requirement.  Under the October 2005 decision, a load-serving entity can have no more than 75% of its portfolio of resource adequacy resources met by such contracts in 2006, no more than 50% met by such contracts in 2007, and no more than 25% met by such contracts in 2008.  No such contracts can be used to meet a load-serving entities' resource adequacy requirement after December 31,
2008.  The October 2005 decision also clarified that the CDWR contracts, some of which are firm energy contracts, are not subject to the limitations.  Additionally, the October 2005 decision adopted minimum elements for contracts upon which load-serving entities' may rely on to meet their resource adequacy obligations.  Further, the October 2005 decision deferred implementation of a local resource adequacy requirement until 2007.  Lastly, the October 2005 decision adopted penalties of 150% of the cost of new monthly capacity for load serving entities that fail to acquire sufficient resources in 2006, and a 300%
penalty in 2007 and beyond.  SCE expects to meet its resource adequacy requirements by the deadlines set forth in the decision.

In July 2005, SCE issued a Request for Offers (RFO) whereby SCE solicited offers from sellers in the ISO control area for products that provide capacity, energy and resource adequacy benefits.  In early October,
SCE executed a number of contracts for these products for terms up to 56 months.

Procurement of Renewable Resources

SCE's 2005 renewable procurement plan for 2005 through 2014 was filed on March 7, 2005.  On July 21, 2005, the CPUC issued a decision approving SCE's renewable procurement plan for 2005 and deferred a ruling on SCE's renewable procurement plan for 2006 through 2014.  This decision also approved the methodology advocated by
SCE for determining the amount by which reported renewable procurement should be adjusted to reflect line losses.  On October 6, 2005, the CPUC issued a decision conditionally approving SCE's renewable procurement plan for 2006 through 2014.

The CPUC's July 21, 2005 decision referenced above states that SCE cannot count procurement from certain geothermal facilities towards its 1% annual renewable procurement requirement, unless such procurement is from production certified as "incremental" by the California Energy Commission.  A 2003 CPUC decision had held that SCE could count procurement from these geothermal facilities toward its 1% annual renewable procurement requirement.  SCE is currently pursuing reconsideration of the July 21, 2005 decision.

The geothermal facilities have applied to the California Energy Commission for certification of a portion of the facilities' production as "incremental."  A decision from the California Energy Commission is expected in
November 2005.  It is not clear whether any of the facilities' production will be certified as "incremental"
or how much, if any, of the "incremental" production from the facilities will be allocated to SCE's procurement under its contract with the facilities if the California Energy Commission certification is granted.

Depending upon the amount, if any, of California Energy Commission certified "incremental" production allocated to SCE's procurement under its contract and the manner in which the CPUC implements its flexible rules for compliance with renewable procurement obligations, the CPUC could deem SCE to be out of compliance with its statutory renewable procurement obligations for the years 2003, 2004 and 2005, and therefore SCE could be subject to penalties for those years.  In addition, the California Energy Commission's and the
CPUC's treatment of the production from the geothermal facilities could result in SCE being deemed to be out of compliance with its obligations for 2006.  The maximum penalty for noncompliance is $25 million per year.
To comply with renewable procurement mandates and avoid penalties for years beyond 2006, SCE will either need to sign new contracts and/or extend existing renewable qualifying facility contracts.

SCE received bids for renewable resource contracts in response to a solicitation it made in August 2003 and conducted negotiations with bidders regarding potential procurement contracts.  On June 30, 2005, the CPUC issued a resolution approving six renewable contracts resulting from the solicitation.  On August 11, 2005 and August 31, 2005, SCE submitted advice letters seeking CPUC approval of two additional renewable contracts resulting from the solicitation.

The CPUC's July 21, 2005 decision referenced above also approved SCE's proposed new request for proposals for additional renewable contracts.  SCE issued its 2005 request for proposals for renewable contracts on
September 2, 2005.  Proposals for renewable contracts have been received and are being evaluated.

Request for Offers for New Generation Resources

According to California state agencies, beginning in 2006, there is a need for new generation capacity in southern California.  SCE has issued an RFO for new generation resources.  SCE solicited offers for power-purchase agreements lasting up to 10 years from new generation facilities with delivery under the agreement beginning between June 1, 2006 and August 1, 2008.  SCE filed an application with the CPUC seeking approval of the RFO and the power-purchase agreements executed under the RFO.  SCE sought recovery of the costs of the contracts, through the Federal Energy Regulatory Commission (FERC)-jurisdictional rates, from all affected customers.  In addition, SCE sought CPUC assurance of full cost recovery in CPUC-approved rates, if the FERC denies any recovery.  On September 9, 2005, the CPUC issued a scoping memorandum rejecting SCE's proposal.  Since the scoping memorandum did not provide a mechanism for SCE to secure new generation on behalf of these customers, SCE terminated its RFO and moved to stay the proceeding and withdraw the CPUC application.  A stay was granted on September 22, 2005.  The motion to withdraw is still pending.

Holding Company Proceeding and Order Instituting Rulemaking (OIR)

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

On October 27, 2005, the CPUC issued an OIR to allow the CPUC to re-examine the relationships of the major
California energy utilities with their parent holding companies and nonregulated affiliates.  The OIR was issued in part in response to the recent repeal of the Public Utility Holding Company Act of 1935.

By means of the OIR, the CPUC will consider whether additional rules to supplement existing rules and requirements governing relationships between the public utilities and their holding companies and nonregulated affiliates should be adopted.  Any additional rules will focus on whether (1) the public utilities retain enough capital or access to capital to meet their customers' infrastructure needs and
(2) mitigation of potential conflicts between ratepayer interests and the interests of holding companies and affiliates that could undermine the public utilities' ability to meet their public service obligations at the lowest cost.  The CPUC expects to issue proposed rules in January 2006, and a final decision is expected in
March 2006.

California Independent System Operator (ISO) Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim,
Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain charges.  The order reversed an arbitrator's award that had affirmed the ISO's characterization in May 2000 of the charges as Intra-Zonal Congestion costs and allocation of those charges to Scheduling Coordinators
(SCs) in the affected zone within the ISO transmission grid.  The April 20, 2004 order directed the ISO to shift the costs from SCs in the affected zone to the responsible Participating Transmission Owner, SCE, and to do so within 60 days of the April 20, 2004 order.  Under the April 20, 2004 order, which was stayed pending resolution of SCE's rehearing request, SCE would be charged a certain amount as the Participating
Transmission Owner but also would be credited in its role as an SC and through the California Power Exchange, to the extent it acted as SCE's SC.  On March 30, 2005, the FERC issued an Order Denying Rehearing.  SCE obtained an extension of the stay pending resolution of the appeal SCE has filed with the Court of Appeals for the D.C. Circuit.  A briefing schedule has been set in the appeal with SCE's opening brief due on
December 23, 2005.  The potential net impact on SCE is estimated to be approximately $20 million to
$25 million, including interest.  SCE filed a request for clarification with the FERC asking the FERC to clarify that SCE can reflect and recover the disputed costs in SCE's reliability services rates.  On June 8,
2005, the FERC denied the clarification, noting that during the appeal, the FERC's order is stayed; and
therefore SCE is not required to pay at this time.  SCE may seek recovery in its reliability service rates of the costs should SCE be required to pay these costs.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in Note 2 of "Notes to
Consolidated Financial Statements" included in SCE's 2004 Annual Report, the CPUC issued a final decision in
December 2004 on SCE's application regarding the post-2005 operation of Mohave, which is partly owned by
SCE.

In parallel with and since the conclusion of the CPUC proceeding, negotiations, water studies and other efforts have continued among the relevant parties in an attempt to resolve Mohave's post-2005 coal and water supply issues.  Although progress has been made with respect to certain issues, no complete resolution has been reached to date.  Because resolution has not been reached and because of the lead times required for installation of certain pollution-control equipment and other upgrades necessary for post-2005 operation, it appears probable that Mohave will temporarily shut down at the end of 2005, and a permanent shutdown remains possible.  The outcome of the efforts to resolve the post-2005 coal and water supply issues is not expected to impact Mohave's operation through 2005, but the presence or absence of
Mohave as an available resource beyond 2005 will impact SCE's long-term resource plan.  SCE's 2006 ERRA forecast application assumes Mohave is an unavailable resource for power for 2006.  Because SCE expects to recover Mohave shut-down costs in future rates, the outcome of this matter is not expected to have a material impact on earnings.

For additional matters related to Mohave, see "Navajo Nation Litigation" in Note 4.

System Reliability Incentive Mechanism

SCE's 2003 General Rate Case (GRC) decision provided for performance incentives or penalties for differences between SCE's actual results and CPUC-authorized standards for system reliability measures beginning in
2004.  In a March 30, 2005 advice letter, SCE reported a $2 million penalty and recorded an accrual in 2004 for its 2004 results under the modified reliability mechanism.  On April 28, 2005, the CPUC agreed to suspend its review of SCE's advice letter for 2004 results until the CPUC's Consumer Protection and Safety Division
(CPSD) has completed its investigation regarding performance incentive rewards discussed in Note 4.  Based on preliminary recorded data through September 2005 and a forecast of normal results through December 2005, SCE projects it will incur a penalty of $26 million under the reliability performance mechanism for 2005.  The maximum penalty that could be assessed under the reliability performance mechanism is approximately $40 million.  As a result, during the third quarter of 2005, SCE recorded an accrual of $26 million that is reflected in the income statement caption "Other nonoperating deductions."

Transmission Proceeding

In August and November 2002, the FERC issued opinions affirming a September 1999 administrative law judge decision to disallow, among other things, recovery by SCE and the other California public utilities of costs reflected in network transmission rates associated with ancillary services and losses incurred by the utilities in administering existing wholesale transmission contracts after implementation of the restructured
California electric industry.  SCE has incurred approximately $80 million of these unrecovered costs since
1998.  In addition, SCE has accrued interest on these unrecovered costs.  The three California utilities appealed the decisions to the Court of Appeals for the Federal Circuit.  On July 12, 2005, the Court of
Appeals for the Federal Circuit vacated the FERC's August and November 2002 orders, and remanded the case to the FERC for further proceedings.  SCE believes that the Court of Appeals for the Federal Circuit's decision increases the likelihood that it will recover these costs.

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

On July 15, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Enron
Corporation and a number of its affiliates (collectively Enron), most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York.  Among other things, the settlement terms provide for cash and equivalent payments from Enron totaling approximately $47 million and an allowed, unsecured claim in the bankruptcy against one of the Enron entities in the amount of $875 million.  SCE's allocable share of both the cash and allowed claim portions of the settlement consideration has not yet been finally determined, and the value of an allocable share of the allowed claim will be determined as part of the resolution of the
Enron parties' bankruptcies.  The settlement was approved by the Enron bankruptcy court on October 20, 2005, but remains subject to approval by the FERC.  Effective August 24, 2005, the CPUC approved the settlement by entering into an agreement incorporating its terms.  The Enron settlement proceeds will be refunded to ratepayers as described below.

On August 12, 2005, SCE, PG&E, SDG&E, several governmental entities and certain other parties agreed to settlement terms with Reliant Energy, Inc. and a number of its affiliates (collectively Reliant).  Among other things, the settlement terms provide for Reliant to provide cash and cash equivalents having a total value of at least $460 million, which would be in addition to the $65 million in refunds that Reliant was already required to provide pursuant to FERC orders.  SCE expects that its allocable share of the entire settlement value of $525 million (including the amounts previously ordered by the FERC) will be approximately
$130 million.  The settlement remains subject to FERC approval, which is anticipated in the first quarter of
2006.  Effective October 12, 2005, the CPUC approved the settlement by entering into an agreement incorporating its terms.  The Reliant settlement proceeds will be refunded to ratepayers as described below.

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

Note 3.  Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2004
Annual Report that it expects to contribute approximately $38 million to its pension plans in 2005.  As of
September 30, 2005, $5 million in contributions have been made.  SCE anticipates that its original expectation will be met by year-end 2005.

Expense components are:

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
---------------------------------------------------------------------------------------------------------------
In millions                                         2005       2004          2005       2004
---------------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Service cost                                       $  24      $  22         $  73      $  66
Interest cost                                         40         41           120        123
Expected return on plan assets                       (54)       (58)         (162)      (173)
Net amortization and deferral                          6          5            18         16
---------------------------------------------------------------------------------------------------------------
Expense under accounting standards                    16         10            49         32
Regulatory adjustment - deferred                      (2)        --            (6)        --
---------------------------------------------------------------------------------------------------------------
Total expense recognized                           $  14      $  10         $  43      $  32
---------------------------------------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions

SCE previously disclosed in Note 7 of "Notes to Consolidated Financial Statements" included in SCE's 2004
Annual Report that it expects to contribute approximately $76 million to its postretirement benefits other than pensions plans in 2005.  As of September 30, 2005, $18 million in contributions have been made.  SCE anticipates that its original expectation will be met by year-end 2005.

Expense components are:
                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
---------------------------------------------------------------------------------------------------------------
In millions                                         2005       2004          2005       2004
---------------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Service cost                                       $  12      $   8         $  34      $  30
Interest cost                                         30         29            90         94
Expected return on plan assets                       (26)       (27)          (77)       (82)
Amortization of unrecognized prior service costs      (7)        (1)          (21)       (16)
Amortization of unrecognized loss                     12         --            36         31
---------------------------------------------------------------------------------------------------------------
Total expense                                      $  21      $   9         $  62      $  57
---------------------------------------------------------------------------------------------------------------

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

SCE's recorded estimated minimum liability to remediate its 22 identified sites is $81 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to

$115 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 33 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $10 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $29 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining
10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $55 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $11 million to $25 million.  Recorded costs for the twelve months ended September 30, 2005 were $11 million.

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

Federal Income Taxes

Edison International has reached a settlement with the Internal Revenue Service (IRS) on tax issues and pending affirmative claims relating to its 1991-1993 tax years.  This settlement, which was signed by Edison
International in March 2005 and approved by the United States Congress Joint Committee on Taxation on
July 27, 2005, resulted in a third quarter 2005 net earnings benefit for SCE of approximately $61 million, including interest.  This benefit was reflected in the income statement caption "Income tax".

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

The CPUC has not yet opened a formal investigative proceeding into this matter.  However, the CPSD of the
CPUC has submitted several data requests to SCE and has requested an opportunity to interview a number of current and former SCE employees in the design organization.  SCE has responded to these requests and the
CPSD has conducted interviews of approximately 20 employees who were disciplined for misconduct.  In addition, the CPSD has conducted interviews of four senior managers and executives of the Transmission and
Distribution Business Unit regarding the design organization.

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
The D.C. District Court subsequently issued a scheduling order that imposed a December 31, 2004 discovery cut-off.  Pursuant to a joint request of the parties, the D.C. District Court granted a 120-day stay of the action to allow the parties to attempt to resolve, through facilitated negotiations, all issues associated with Mohave.  Negotiations are ongoing and the stay has been continued until further order of the court.  On
July 28, 2005, the D.C. District Court issued an order removing the lawsuit from the Court's active docket.

The Court of Appeals for the Federal Circuit, acting on a suggestion on remand filed by the Navajo Nation, held in an October 24, 2003 decision that the Supreme Court's March 4, 2003 decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question.  The Government and the Navajo Nation both filed petitions for rehearing of the October 24, 2003 Federal Circuit decision.  Both petitions were denied on March 9, 2004.  On March 16,
2004, the Federal Circuit issued an order remanding the case against the Government to the Court of Federal
Claims, which conducted a status conference on May 18, 2004.  As a result of the status conference discussion, the Court of Federal Claims ordered the Navajo Nation and the Government to brief the remaining issues following remand (described below).  The Navajo Nation's initial brief was filed in the remanded Court of Federal Claims matter on August 26, 2004, and the Government filed its responsive brief on December 10,
2004.  The Navajo Nation subsequently obtained an extension of the due date for its reply brief while the
Court of Federal Claims considered a motion to strike filed by the Government.  Peabody's motion to intervene in the remanded Court of Federal Claims case as a party was denied.  On February 24, 2005, the Court of
Federal Claims denied the motion to strike filed by the Government, but authorized the Government to file a supplemental brief and appendix, which was filed by the Government on March 23, 2005.  On April 25, 2005, the
Navajo Nation filed its reply brief and also filed a motion to strike the Government's supplemental brief and all of the exhibits attached to that brief.  Oral argument on the Navajo Nation's motion to strike took place at a hearing on September 28, 2005, at which time the motion was denied.  At the same hearing, the Court of
Federal Claims heard argument on the issues remanded by the Federal Circuit, which are focused on (1) whether the Navajo Nation previously waived its "network of other laws" argument and, (2) if not, whether the Navajo
Nation can establish that the Government breached any fiduciary duties pursuant to such "network."  At the conclusion of the September 28, 2005 hearing, the Court of Federal Claims took the remanded issues under submission.

SCE cannot predict with certainty the outcome of the 1999 Navajo Nation's complaint against SCE, the impact of the Supreme Court's decision in the Navajo Nation's suit against the Government on this complaint, or the impact of the complaint on the operation of Mohave beyond 2005.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $10.8 billion.  SCE and other owners of
San Onofre Nuclear Generating Station and Palo Verde have purchased the maximum private primary insurance available ($300 million).  The balance is covered by the industry's retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the
United States results in claims and/or costs which exceed the primary insurance at that plant site.  Federal regulations require this secondary level of financial protection.  The Nuclear Regulatory Commission exempted
San Onofre Unit 1 from this secondary level, effective June 1994.  The current maximum deferred premium for each nuclear incident is $101 million per reactor, but not more than $15 million per reactor may be charged in any one year for each incident.  The maximum deferred premium per reactor and the yearly assessment per reactor for each nuclear incident will be adjusted for inflation on a 5-year schedule.  The next inflation adjustment will occur on August 31, 2008.  Based on its ownership interests, SCE could be required to pay a maximum of $199 million per nuclear incident.  However, it would have to pay no more than $30 million per incident in any one year.  Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation.  If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.  All licensed operating plants including
San Onofre and Palo Verde are grandfathered under the applicable law.

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

Schedule Coordinator Tariff Dispute

SCE serves as an SC for the Los Angeles Department of Water & Power (DWP) over the ISO-controlled grid.  In mid-2003, SCE filed a petition asking that the FERC accept a tariff that provides for a direct pass-through of the FERC-authorized charges incurred by SCE on the DWP's behalf.  The DWP protested SCE's filing.  The DWP asked the FERC to declare that SCE was obligated to serve as the DWP's SC without charge.  In late 2003, the
FERC accepted the tariff, subject to refund.  The FERC held that the proposed tariff has not been shown to be just and reasonable.

In accordance with the terms of the tariff, SCE issued several invoices for charges to the DWP.  The DWP has objected to all of the charges but has paid, under protest, approximately $18 million.  The DWP has protested specific charges totaling approximately $5 million based on its allegations that those specific charges are improper for various reasons.

The FERC has not issued a final order on this issue.  SCE could be required to refund all or part of the amounts collected under the tariff.  SCE continues to invoice the DWP.  Monthly invoices have been averaging approximately $1 million.  SCE cannot predict with certainty the outcome of the FERC final order.

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

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre.  Spent nuclear fuel is stored in the San Onofre Units 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation.  Movement of Unit 1 spent fuel from the Unit 2 spent fuel pool to the independent spent fuel storage installation is complete.  There is now sufficient space in the Unit 2 and 3 spent fuel pools to meet plant requirements through mid-2007 and mid-2008, respectively.

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

SCE's business segment information including all line items with VIE activities is:

                                              Electric
In millions                                    Utility       VIEs     Eliminations      SCE
---------------------------------------------------------------------------------------------------------------
                                                                (Unaudited)
Balance Sheet Items as of September 30, 2005:
Cash                                           $  367       $ 117      $    --       $   484
Accounts receivable-net                           973         188         (133)        1,028
Materials and supplies                            186          15           --           201
Prepayments and other current assets              479           6           --           485
Nonutility property-net of depreciation           685         349           --         1,034
Other deferred charges                            649          10           --           659
Total assets                                   24,898         685         (133)       25,450
Accounts payable                                  748         165         (133)          780
Accrued interest                                   79           1           --            80
Other current liabilities                         609           2           --           611
Long-term debt                                  4,684          54           --         4,738
Asset retirement obligations                    2,250          13           --         2,263
Minority interest                                   1         450           --           451
Total liabilities and shareholder's equity     24,898         685         (133)       25,450

Balance Sheet Items as of December 31, 2004:
Cash and equivalents                           $   32       $  90       $   --       $   122
Accounts receivable-net                           569         153         (104)          618
Materials and supplies                            173          15           --           188
Prepayments and other current assets               69           3           --            72
Nonutility property-net of depreciation           583         377           --           960
Other deferred charges                            562           5           --           567
Total assets                                   22,751         643         (104)       23,290
Accounts payable                                  638         166         (104)          700
Other current liabilities                         641           2           --           643
Long-term debt                                  5,171          54           --         5,225
Customer advances and other deferred credits      498          12           --           510
Minority interest                                  --         409           --           409
Total liabilities and shareholder's equity     22,751         643         (104)       23,290
---------------------------------------------------------------------------------------------------------------

                                              Electric
In millions                                    Utility       VIEs     Eliminations*     SCE
---------------------------------------------------------------------------------------------------------------
Income Statement Items for the                                  (Unaudited)
  Three Months Ended September 30, 2005:
Operating revenue                             $ 2,968       $ 406       $   (290)    $ 3,084
Fuel                                               71         225             --         296
Purchased power                                   792          --           (290)        502
Other operation and maintenance                   649          21             --         670
Depreciation, decommissioning and amortization    225           9             --         234
Total operating expenses                        2,551         255           (290)      2,516
Operating income                                  417         151             --         568
Minority interest                                  --         151             --         151
Net income                                        287          --             --         287

Income Statement Items for the
  Nine Months Ended September 30, 2005:
Operating revenue                             $ 6,876       $1,003      $   (684)    $ 7,195
Fuel                                              193         624             --         817
Purchased power                                 2,317          --           (684)      1,633
Other operation and maintenance                 1,770          68             --       1,838
Depreciation, decommissioning and amortization    660          28             --         688
Total operating expenses                        5,874         720           (684)      5,910
Operating income                                1,002         283             --       1,285
Minority interest                                  --         283             --         283
Net income                                        586          --             --         586

Income Statement Items for the
  Three Months Ended September 30, 2004:
Operating revenue                             $ 2,559       $ 366       $   (270)    $ 2,655
Fuel                                               67         187             --         254
Purchased power                                 1,185          --           (270)        915
Other operation and maintenance                   588          19             --         607
Depreciation, decommissioning and amortization    179           9             --         188
Total operating expenses                        2,028         215           (270)      1,973
Operating income                                  531         151             --         682
Minority interest                                  --         151             --         151
Net income                                        260          --             --         260

Income Statement Items for the
  Nine Months Ended September 30, 2004:
Operating revenue                             $ 6,337       $ 668       $   (478)    $ 6,527
Fuel                                              175         375             --         550
Purchased power                                 2,500          --           (478)      2,022
Other operation and maintenance                 1,729          38             --       1,767
Depreciation, decommissioning and amortization    609          19             --         628
Total operating expenses                        5,062         432           (478)      5,016
Operating income                                1,275         236             --       1,511
Minority interest                                  --         236             --         236
Net income                                        604          --             --         604
---------------------------------------------------------------------------------------------------------------

*  VIE segment revenue includes sales to the electric utility segment, which is eliminated in revenue and purchased power in the consolidated statements of income.

Note 6.  Commitments

The following is an update to SCE's commitments.  See Note 9 of "Notes to Consolidated Financial Statements"
included in SCE's 2004 Annual Report for a detailed discussion.

Power-Purchase Contracts

During the first quarter of 2005, SCE entered into additional power call option contracts.  SCE's revised purchased-power capacity payment commitments under these contracts are currently estimated to be $31 million for 2005, $95 million for 2006, $101 million for 2007, and $84 million for 2008.

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

Note 8.  Preferred and Preference Stock Not Subject to Mandatory Redemption

SCE's authorized shares are:  $100 cumulative preferred - 12 million, $25 cumulative preferred - 24 million, and preference - 50 million.  SCE issued 4 million shares of 5.349% Series A preference stock
(non-cumulative, $100 liquidation value) on April 27, 2005.  The Series A preference stock may not be redeemed prior to April 30, 2010.  After April 30, 2010, SCE may, at its option, redeem the shares in whole or in part and the dividend rate may be adjusted.  SCE issued 2 million shares of 6.125% Series B preference stock (non-cumulative, $100 liquidation value) on September 21, 2005.  The Series B preference stock may not be redeemed prior to September 30, 2010.  After September 30, 2010, SCE may, at its option, redeem the shares in whole or in part.  There is no sinking fund for the redemption or repurchase of the shares.  The Series A
and B preference stock rank junior to all of the preferred stock and senior to all common stock.   The Series
A and B preference stock is not convertible into shares of any other class or series of SCE's capital stock or any other security.  Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's preference stock and common stock.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations

                                                 INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the
three- and nine-month periods ended September 30, 2005 discusses material changes in the financial condition, results of operations and other developments of Southern California Edison Company (SCE) since December 31,
2004, and as compared to the three- and nine-month periods ended September 30, 2004.  This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2004 (the year-ended 2004
MD&A), which was included in SCE's 2004 annual report to shareholders and incorporated by reference into
SCE's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange
Commission.

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
o   governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market and environmental regulations that could require additional expenditures or otherwise affect the cost and manner of doing business;
o   risks associated with operating nuclear and other power generating facilities, including operating risks, equipment failure, availability, heat rate and output;
o   the availability of labor, equipment and materials;
o   the ability to obtain sufficient insurance;
o   effects of legal proceedings, changes in tax laws, rates or policies, and changes in accounting standards;
o   the cost and availability of coal, natural gas, and fuel oil, and associated transportation costs;
o   the ability to provide sufficient collateral in support of hedging activities and purchases of fuel and electric energy;
o   general political, economic and business decisions;
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

CURRENT DEVELOPMENTS

2006 General Rate Case Proceeding

On December 21, 2004, SCE filed its application for a 2006 General Rate Case (GRC) requesting a 2006 base rate revenue requirement of $4.06 billion, an increase of $370 million over SCE's 2005 base rate revenue.
The increase is primarily for capital-related expenditures to accommodate infrastructure replacement, and customer and load growth.  The requested increase is also necessary to fund substantially higher operating and maintenance (O&M) expenses, particularly in SCE's transmission and distribution business unit.  SCE also requested that the CPUC authorize the continuation of SCE's existing post-test year rate-making mechanism.

As part of the GRC process, the CPUC's Office of Ratepayer Advocates (ORA) submitted testimony proposing adjustments to reduce SCE's requested 2006 base rate revenue requirement to $3.55 billion.  In addition, several intervenors have proposed further adjustments, totaling $230 million, to reduce SCE's requested 2006 base rate revenue requirement.

During the course of the GRC proceeding, SCE agreed to certain revisions to its request, updated the revenue requirement for the 2005 cost of capital, and incorporated a second refueling and maintenance outage in the
O&M expense forecast for San Onofre Nuclear Generating Station (San Onofre) in 2006.  SCE's revised requested
2006 base rate revenue requirement is $3.96 billion, an increase of $325 million over SCE's 2005 base rate revenue.  SCE also proposed revised base rate revenue increases of $108 million for 2007 and $113 million for
2008.

A final CPUC decision is expected in January 2006.  SCE cannot predict with certainty the final outcome of
SCE's GRC application.  See "Regulatory Matters--Transmission and Distribution--2006 General Rate Case
Proceeding" for further discussion.

Passage of Comprehensive Energy Legislation by Congress

A comprehensive energy bill was passed by the House and Senate in July 2005 and was signed by the President on August 8, 2005.  Known as "EPAct 2005," this comprehensive legislation includes provisions for the repeal of the Public Utility Holding Company Act, for amendments to the Public Utility Regulatory Policies Act of
1978, for the introduction of new regulations regarding "Transmission Operation Improvements," for
Transmission Rate Reform, for incentives for various generation technologies and for the extension through
December 31, 2007 of production tax credits for wind and other specified types of generation.  A number of these provisions will require implementing regulations

to be promulgated by the FERC.  SCE is currently assessing the potential impact of this legislation and the likely regulations.

LIQUIDITY

SCE's liquidity is primarily affected by under- or over-collections of energy procurement-related costs, collateral requirements associated with power-purchase contracts, and access to capital markets or external financings.  At September 30, 2005, SCE's credit and long-term senior secured issuer ratings from Standard &
Poor's and Moody's Investors Service were BBB+ and A3, respectively.  At September 30, 2005, SCE's short-term
(commercial paper) credit ratings from Standard & Poor's and Moody's Investors Service were A2 and P2, respectively.

As of September 30, 2005, SCE had cash and equivalents of $484 million ($117 million of which was held by
SCE's consolidated Variable Interest Entities (VIEs)).  As of September 30, 2005, long-term debt, including current maturities of long-term debt, was $5.34 billion.  In February 2005, SCE replaced its $700 million credit facility with a $1.25 billion senior secured 5-year revolving credit facility.  The security pledged
(first and refunding mortgage bonds) for the new facility can be removed at SCE's discretion.  If SCE chooses to remove the security, the credit facility's rating and pricing will change to an unsecured basis per the
terms of the credit facility agreement.   As of September 30, 2005, SCE's credit facility supported $12 million in letters of credit, leaving $1.24 billion available under the credit facility.

As discussed in "Regulatory Matters--Generation and Power Procurement--Energy Resource Recovery Account
Proceedings," the CPUC established the Energy Resource Recovery Account (ERRA) as the rate-mechanism to track and recover energy procurement-related costs.  As of September 30, 2005, the ERRA was overcollected by $112 million.

SCE has entered into margining agreements for power and gas trading activities to support the risk of nonperformance.  SCE's margin deposit requirements can vary depending upon the level of unsecured credit extended by counterparties and brokers, the California Independent System Operator (ISO) credit requirements, changes in market prices relative to contractual commitments, and other factors.  At September 30, 2005, SCE had deposited $130 million in cash with a broker in margin accounts in support of gas trading activities and had deposited $31 million (comprised of $19 million in cash and $12 million in letters of credit) with counterparties in support of power-purchase agreements and to enter into transactions for imbalance energy through the ISO.  Deposits with counterparties and brokers earn interest at various rates.  The $149 million of cash deposited with brokers and counterparties are reflected in the caption "Margin and Collateral
Deposits" on the balance sheet.

SCE's estimated cash outflows, during the twelve-month period following September 30, 2005, consist of:

o   Debt maturities of approximately $597 million, including approximately $247 million of rate reduction notes that are due at various times in 2005 and 2006, but which have a separate cost recovery mechanism approved by state legislation and CPUC decisions;

o   Projected capital expenditures primarily to replace and expand distribution and transmission infrastructure and construct and replace generation assets, as discussed below;

o   Dividend payments to SCE's parent company.  SCE made a $71 million dividend payment to Edison
    International on each of April 28, 2005, July 28, 2005 and September 30, 2005;

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

SCE is experiencing significant growth in actual and planned capital expenditures to replace and expand its distribution and transmission infrastructure, and to construct and replace generation assets.  In April 2005, the Finance Committee of SCE's Board of Directors approved a $10.1 billion capital budget and forecast for the period 2005-2009, an increase of approximately $700 million over the $9.4 billion amount adopted in
October 2004.  The increase is mainly due to acceleration of spending in 2005-2009 on several transmission projects, as well as additional expenditures associated with the replacement of the steam generator and pressurizer at San Onofre.  All amounts exceeding the October 2004 forecast are included in either the 2006
GRC or separate regulatory filings for major generation and transmission projects.  Pursuant to the approved capital budget and forecast, SCE expects its capital expenditures to be $1.8 billion, $1.9 billion and $2.1 billion in 2005, 2006 and 2007, respectively.

SCE has debt covenants that require certain interest coverage, interest and preferred dividend coverage, and debt to total capitalization ratios to be met.  At September 30, 2005, SCE was in compliance with these debt covenants.

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

ERRA Reasonableness Review for the Period January 1, 2004 through December 31, 2004

On April 1, 2005, SCE submitted an ERRA review application requesting that the CPUC find its procurement-related costs for calendar year 2004 to be reasonable, and that its contract administration and economic dispatch operations during 2004 complied with its CPUC-adopted procurement plan.  In addition, SCE requested recovery of approximately $13 million associated with Nuclear Unit Incentive Procedure rewards for efficient operation of the Palo Verde Nuclear Generating Station (Palo Verde) and approximately $7 million in administrative and general costs incurred to carry out the CPUC's directive to begin procuring energy supplies on January 1, 2003 following the California energy crisis.  In August, 2005, the ORA recommended a
$16 million disallowance associated with SCE's 2004 sales of energy in the hour-ahead market, alleging that the price at which SCE sold its hour-ahead energy was unreasonable.  SCE submitted its rebuttal testimony on
September 15, 2005 contesting the ORA's recommendation.  In addition, in its opening briefs, the ORA recommended that SCE be penalized $37 million for allegedly having failed to prove that its least-cost dispatch operations complied with the methodology presented by the ORA.  SCE believes the disallowance and recommended penalty are without merit.  A decision is expected by the end of 2005.

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

2006 ERRA Forecast

SCE submitted an ERRA forecast application on August 1, 2005, in which it forecasted a procurement-related revenue requirement for the 2006 calendar year of $3.8 billion, an increase of $509 million over SCE's adopted 2005 ERRA proceeding revenue requirement.  The increase was mainly attributable to load growth and resource adequacy requirements (see the discussion under "--Generation Procurement Proceedings--Resource
Adequacy Requirements" included in the year-ended 2004 MD&A), the unavailability of SCE's Mohave coal-fired generating station (Mohave) after December 31, 2005, and its replacement with higher-cost natural gas generation (see "--Mohave Generating Station and Related Proceedings").

In addition, the 2006 ERRA forecast application requested that the CPUC consolidate all CPUC-authorized revenue requirements, including the revenue requirements from the 2006 ERRA forecast application, the 2006
GRC (see "--Transmission and Distribution--2006 General Rate Case Proceeding") and CDWR-related proceedings
(see "--CDWR-Related Matters--CDWR Power Purchases and Revenue Requirement Proceeding"), for recovery through rates beginning January 1, 2006.  SCE's current system average rate for bundled service customers is
12.6(cent)-per-kilowatt-hour (kWh).

SCE expects the 2006 system average rate for bundled service customers to range between 14.3(cent)-per-kWh and
15.0(cent)-per-kWh.

CDWR-Related Matters

CDWR Power Purchases and Revenue Requirement Proceedings

As discussed in the "CDWR Power Purchases and Revenue Requirement Proceedings" disclosure in the year-ended
2004 MD&A, in December 2004, the CPUC issued its decision on how the CDWR's power charge revenue requirement for 2004 through 2013 would be allocated among the investor-owned utilities.  On June 30, 2005, the CPUC granted, in part, San Diego Gas & Electric's (SDG&E) petition for modification of the December 2004 decision.  The June 30, 2005 decision adopted a methodology that retains the cost-follows-contract allocation of the avoidable costs, and allocates the unavoidable costs associated with the contracts:  42.2% to Pacific
Gas and Electric's (PG&E) customers, 47.5% to SCE's customers and 10.3% to SDG&E's customers.  This newly adopted allocation methodology decreases the total costs allocated to SDG&E's customers and increases the total costs allocated to SCE's and PG&E's customers, relative to the December 2004 decision.

The burden of the additional costs, relative to the December 2004 decision, is borne almost entirely by SCE's customers for the period 2004-2009, and then shifts almost entirely to PG&E's customers in 2010-2011, when contract deliveries of CDWR energy to PG&E's customers falls by approximately 75%.  SCE, joined by The
Utility Reform Network (TURN) and the California Large Electricity Consumers Association (CLECA), filed a petition for modification of the June 30, 2005 decision, seeking to levelize the allocation of additional costs under the decision to SCE's and PG&E's customers and requesting clarification on other implementation issues.  On November 2, 2005, the CPUC issued a proposed decision denying the petition for modification.  The final decision is expected in December 2005.

The CDWR has submitted its 2006 revenue requirement determination to the CPUC for implementation.  The CPUC must issue its final decision implementing the 2006 CDWR revenue requirement in December 2005.  The November
2, 2005 proposed decision mentioned above also implement the CDWR's 2006 revenue requirement.  A final decision is expected in December 2005.

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

Generation Procurement Proceedings

SCE resumed power procurement responsibilities for its net-short position (expected load requirements exceed generation supply) on January 1, 2003, pursuant to CPUC orders and California statutes passed in 2002.  The current regulatory and statutory framework requires SCE to assume limited responsibilities for CDWR contracts allocated by the CPUC, and provide full power procurement responsibilities on the basis of annual short-term procurement plans, long-term resource plans and increased procurement of renewable resources.  Currently, the
CPUC and the California Energy Commission are working together to set rules for various aspects of generation procurement which are described below.

Procurement Plan

In December 2003, the CPUC adopted a short-term procurement plan for SCE which established a target level for spot market purchases equal to 5% of monthly need, and allowed SCE to enter into contracts of up to five years.  Currently, SCE is operating under this approved short-term procurement plan.  To the extent SCE procures power in accordance with the plan, SCE receives full-cost recovery of its procurement transactions pursuant to Assembly Bill 57.  Accordingly, the plan is referred to as the Assembly Bill 57 component of the procurement plan.

Each quarter, SCE is required to file a report with the CPUC demonstrating that SCE's procurement-related transactions associated with serving the demands of its bundled electricity customers were in conformance with SCE's adopted short-term procurement plan.  SCE has submitted quarterly compliance filings covering the period from January 1, 2003 through September 30, 2005.  The CPUC issued one resolution approving SCE's first compliance report for the period January 1, 2003 to March 31, 2003 and issued a resolution approving the other transactions for calendar year 2003 in a June 16, 2005 resolution.

Resource Adequacy Requirements

Under the framework adopted in the CPUC's January 22, 2004 decision, all load-serving entities in California have an obligation to procure sufficient resources to meet their customers' needs.  On October 27, 2005, the
CPUC issued a decision clarifying the January 2004 decision and a subsequent October 2004 decision on resource adequacy requirement.  The October 2005 decision requires load-serving entities to ensure that adequate resources have been contracted to meet that entity's peak forecasted energy resource demand and an additional planning reserve margin of 15-17% in every month of the year, beginning in June 2006.  The October
2005 decision requires that SCE demonstrate that it has contracted 90% of its June-September 2006 resource adequacy requirement by January 2006.  By the end of May 2006, SCE will be required to fill out the remaining
10% of its resource adequacy requirement one month in advance of expected need.  A month-ahead showing demonstrating that SCE has procured 100% of its resource adequacy requirement will be required every month thereafter.  The October 2005 decision also adopted limits on the amount of a portfolio-sourced, as opposed to unit-specific, firm energy contract that can be used to meet a load serving entity's resource adequacy requirement.  Under the October 2005 decision, a load-serving entity can have no more than 75% of its portfolio of resource adequacy resources met by such contracts in 2006, no more than 50% met by such contracts in 2007, and no more than 25% met by such contracts in 2008.  No such contracts can be used to meet a load-serving entities' resource adequacy requirement after December 31, 2008.  The October 2005 decision also clarified that the CDWR contracts, some of which are firm energy contracts, are not subject to the limitations.  Additionally, the October 2005 decision adopted minimum elements for contracts upon which load-serving entities' may rely to meet their resource adequacy obligations.  Further, the October 2005 decision deferred implementation of a local resource adequacy requirement until 2007.  Lastly, the October
2005 decision adopted penalties of 150% of the cost of new monthly capacity for load serving entities that fail to acquire sufficient resources in 2006, and a 300% penalty in 2007 and beyond.  SCE expects to meet its resource adequacy requirements by the deadlines set forth in the decision.

In July 2005, SCE issued a request for offers whereby SCE solicited offers from sellers in the ISO control area for products that provide capacity, energy and resource adequacy benefits.  In early October 2005, SCE executed a number of contracts for these products for terms up to 56 months.

Procurement of Renewable Resources

SCE's 2005 renewable procurement plan for 2005 through 2014 was filed on March 7, 2005.  On July 21, 2005, the CPUC issued a decision approving SCE's renewable procurement plan for 2005 and deferred a ruling on SCE's renewable procurement plan for 2006 through 2014.  This decision also approved the methodology advocated by
SCE for determining the amount by which reported renewable procurement should be adjusted to reflect line losses.  On October 6, 2005, the CPUC issued a decision conditionally approving SCE's renewable procurement plan for 2006 through 2014.

The CPUC's July 21, 2005 decision referenced above states that SCE cannot count procurement from certain geothermal facilities towards its 1% annual renewable procurement requirement, unless such procurement is from production certified as "incremental" by the California Energy Commission.  A 2003 CPUC
decision had held that SCE could count procurement from these geothermal facilities toward its 1% annual renewable procurement requirement.  SCE is currently pursuing reconsideration of the July 21, 2005 decision.

The geothermal facilities have applied to the California Energy Commission for certification of a portion of the facilities' production as "incremental."  A decision from the California Energy Commission is expected in
November 2005.  It is not clear whether any of the facilities' production will be certified as "incremental"
or how much, if any, of the "incremental" production from the facilities will be allocated to SCE's procurement under its contract with the facilities if the California Energy Commission certification is granted.

Depending upon the amount, if any, of California Energy Commission certified "incremental" production allocated to SCE's procurement under its contract and the manner in which the CPUC implements its flexible rules for compliance with renewable procurement obligations, the CPUC could deem SCE to be out of compliance with its statutory renewable procurement obligations for the years 2003, 2004 and 2005, and therefore SCE could be subject to penalties for those years.  In addition, the California Energy Commission's and the
CPUC's treatment of the production from the geothermal facilities could result in SCE being deemed to be out of compliance with its obligations for 2006.  The maximum penalty for non-compliance is $25 million per year.  To comply with renewable procurement mandates and avoid penalties for years beyond 2006, SCE will either need to sign new contracts and/or extend existing renewable qualifying facility (QF) contracts.

SCE received bids for renewable resource contracts in response to a solicitation it made in August 2003 and conducted negotiations with bidders regarding potential procurement contracts.  On June 30, 2005, the CPUC issued a resolution approving six renewable contracts resulting from the solicitation.  On August 11, 2005 and August 31, 2005, SCE submitted advice letters seeking CPUC approval of two additional renewable contracts resulting from the solicitation.

The CPUC's July 21, 2005 decision referenced above also approved SCE's proposed new request for proposals for additional renewable contracts.  SCE issued its 2005 request for proposals for renewable contracts on
September 2, 2005.  Proposals for renewable contracts have been received and are being evaluated.

Request for Offers for New Generation Resources

According to California state agencies, beginning in 2006, there is a need for new generation capacity in southern California.  SCE has issued an RFO for new generation resources.  SCE solicited offers for power-purchase agreements lasting up to 10 years from new generation facilities with delivery under the agreement beginning between June 1, 2006 and August 1, 2008.  SCE filed an application with the CPUC seeking approval of the RFO and the power-purchase agreements executed under the RFO.  SCE sought recovery of the costs of the contracts, through the FERC-jurisdictional rates, from all affected customers.  In addition, SCE sought CPUC assurance of full cost recovery in CPUC-approved rates, if the FERC denies any recovery.  On
September 9, 2005, the CPUC issued a scoping memorandum rejecting SCE's proposal.  Since the scoping memorandum did not provide a mechanism for SCE to secure new generation on behalf of these customers, SCE terminated its RFO and moved to stay the proceeding and withdraw the CPUC application.  A stay was granted on
September 22, 2005.  The motion to withdraw is still pending.

Mohave Generating Station and Related Proceedings

As discussed in the "Mohave Generating Station and Related Proceedings" disclosure in the year-ended 2004
MD&A, the CPUC issued a final decision in December 2004 on SCE's application regarding the post-2005 operation of Mohave, which is partly owned by SCE.

In parallel with and since the conclusion of the CPUC proceeding, negotiations, water studies, and other efforts have continued among the relevant parties in an attempt to resolve Mohave's post-2005 coal and water supply issues.  Although progress has been made with respect to certain issues, no complete resolution has been reached to date.  Because resolution has not been reached and because of the lead times required for installation of certain pollution-control equipment and other upgrades necessary for post-2005 operation, it appears probable that Mohave will temporarily shut down at the end of 2005, and a permanent shutdown remains possible.  The outcome of the efforts to resolve the post-2005 coal and water supply issues is not expected to impact Mohave's operation through 2005, but the presence or absence of Mohave as an available resource beyond 2005 will impact SCE's long-term resource plan.  SCE's 2006 ERRA forecast application assumes Mohave is an unavailable resource for power for 2006 (see "--Energy Resource Recovery Account Proceedings--2006 ERRA
Forecast" for further discussion).  Because SCE expects to recover Mohave shut-down costs in future rates, the outcome of this matter is not expected to have a material impact on earnings.

San Onofre Nuclear Generating Station

As discussed in the "San Onofre Nuclear Generating Station" disclosure in the year-ended 2004 MD&A, there are several issues related to the operation and maintenance of San Onofre Units 2 and 3.  The following are new developments with respect to San Onofre.

San Onofre Steam Generators

On October 31, 2005, an assigned administrative law judge issued a proposed decision on the reasonableness of the proposed replacement of the San Onofre Units 2 and 3 steam generators and the establishment of appropriate ratemaking for recovery in rates of the reasonable cost of the replacement project.  The proposed decision found that:  (1) steam generator replacement is "marginally cost-effective;" (2) $680 million ($569 million for replacement steam generator installation and $111 million for removal and disposal of the original steam generators) is a reasonable estimate; (3) SCE will not be allowed to recover costs above $680 million for steam generator replacement; (4) SCE will be required to file an application for reasonableness review of steam generator replacement upon completion of that work; (5) SCE can recover 20% of the estimated costs of removal and disposal of the steam generators through depreciation during 2006-2011; (6) SCE will be prohibited from recovering San Onofre Units 2 and 3 O&M costs above levels forecast in its test year 2006 GRC forecast plus 10% through 2022;  (7) SCE will be prohibited from recovering San Onofre Units 2 and 3 capital expenditures above levels forecast in its test year 2006 GRC plus 25% through 2022; and (8) SCE acted reasonably in relation to the issue of potential claims against the manufacturer of the steam generators or its successors.  Opening comments on the proposed decision are due November 21, 2005, and reply comments are due November 28, 2005.  The CPUC may adopt, reject, or modify a proposed decision.  SCE anticipates that the
CPUC will issue a final decision by early next year.  If the CPUC authorizes SCE to go forward with steam generator replacement under terms that reasonably compensate SCE for the risk of operating San Onofre Units 2 and 3, SCE will recover costs that are reasonably incurred as part of the steam generator replacement capital costs.  By the time of the expected final decision, SCE anticipates that it will have incurred approximately
$80 million in steam generator fabrication and associated project costs.  SCE will seek recovery of these costs in the event that the CPUC does not authorize SCE to go forward with steam generator replacement under terms that reasonably compensate it for the risk that it undertakes by operating San Onofre Units 2 and 3.
However, there is no assurance that the CPUC would approve such a request.

San Onofre Reactor Vessel Heads

During the ongoing San Onofre Unit 3 refueling outage in the fourth quarter of 2004, SCE conducted a planned inspection of the Unit 3 reactor vessel head and found indications of degradation.  Although the indications of degradation were far below the level at which leakage would occur, SCE repaired these indications of degradation using readily available tooling and a Nuclear Regulatory Commission-approved repair technique.  While this was San Onofre's first experience of this kind of degradation to the reactor vessel head, the detection and repair of similar degradation is now common in the industry.  SCE plans to replace the Unit 2 and 3 reactor vessel heads during the planned refueling outages in 2011-2012.

Palo Verde Steam Generators

Palo Verde Steam Generator Replacement

The steam generators at Palo Verde, in which SCE owns a 15.8% interest, have material properties that are similar to the San Onofre units.  During 2003, the Palo Verde Unit 2 steam generators were replaced.  In addition, the Palo Verde owners have approved the manufacture and installation of steam generators in Units 1 and 3.  On October 8, 2005, Palo Verde Unit 1 commenced an outage during which the steam generators will be replaced.  Unit 1 will return to service after the successful completion of its planned refueling and maintenance outage including steam generator replacement.  The outage is scheduled to last 75 days.  The Palo
Verde owners expect that replacement steam generators will be installed in Unit 3 in the 2007 to 2008 time frame.  SCE's share of the costs of manufacturing and installing all the replacement steam generators at Palo
Verde is estimated to be about $115 million; SCE expects to recover these costs through the rate-making process.

Inspections of Palo Verde Units 1, 2 and 3 reactor vessel heads were performed during scheduled refueling and maintenance outages in 2003 and 2004 and no indications of leakage or degradation were found.

Transmission and Distribution

2006 General Rate Case Proceeding

On December 21, 2004, SCE filed its application for a 2006 GRC, requesting a 2006 base rate revenue requirement of $4.06 billion, an increase of $370 million over SCE's base rate revenue.  The increase is primarily for capital-related expenditures to accommodate infrastructure replacement, and customer and load growth.  The requested increase is also necessary to fund substantially higher O&M expenses, particularly in
SCE's transmission and distribution business unit.  SCE also requested that the CPUC authorize the continuation of SCE's existing post-test year rate-making mechanism, which would result in further base rate revenue increases of $159 million above the 2006 request in 2007, and $122 million above the 2007 request in
2008.

As part of the GRC process, on April 15, 2005, the ORA submitted testimony proposing adjustments to reduce
SCE's requested 2006 base rate revenue requirement to $3.55 billion.  In addition, the ORA recommended that an additional year, 2009, be added to SCE's GRC cycle and that the CPUC use a Consumer Price Indexed (CPI)
method, applied to the test year revenue requirement, to determine base rate revenue adjustments in the attrition years (2007 and 2008).  SCE had used a budget-based approach to projected capital additions in the attrition years in its filing as previously authorized in the 2003 GRC decision.

During the course of the GRC proceeding, SCE agreed to certain revisions to its request, updated the revenue requirement for the 2005 cost of capital, and incorporated a second refueling and maintenance outage in the
O&M expense forecast for San Onofre in 2006.  In addition, on September 26, 2005, SCE submitted updated testimony and revised its requested revenue requirement to reflect the current forecast of 2006-2008 escalation rates, a pending postage rate increase, revised tax depreciation rates, and the company's current scenario for costs to operate the Mohave Generating Station.  SCE's revised requested 2006 base rate revenue requirement is $3.96 billion, an increase of $325 million over SCE's 2005 base rate revenue, as set forth in an exhibit on October 17, 2005.  SCE also proposed revised base rate revenue increases of $108 million for
2007 and $113 million for 2008.

During the course of the GRC proceeding, the ORA revised its proposed 2006 base rate revenue requirement for
SCE to also incorporate a second refueling outage in the O&M expense forecast for San Onofre in 2006 among other changes.  The ORA's current proposed 2006 base rate revenue requirement is $3.59 billion, with further base rate increases of $24 million for 2007 and $75 million for 2008. In addition, several intervenors have proposed further adjustments, totaling $230 million to reduce SCE's requested 2006 rate base revenue requirement.

On August 2, 2005 SCE filed a motion requesting the establishment of a GRC Memo Account which would make the
GRC decision retroactive to January 9, 2006, or the first CPUC meeting in January 2006, whichever is earlier.

A final CPUC decision is expected in January 2006.  SCE cannot predict with certainty the final outcome of
SCE's GRC application.

2006 Cost of Capital

On May 9, 2005, SCE filed an application requesting that the CPUC authorize a return on SCE's common equity and an overall rate of return for SCE's CPUC-jurisdictional assets for 2006.  In its application, SCE requested that the CPUC maintain its 2005 authorized rate-making capital structure of 43% long-term debt, 9%
preferred equity and 48% common equity for 2006.  SCE's application also requested that the CPUC authorize
SCE's 2006 cost of long-term debt of 6.53%, cost of preferred equity of 6.43% and a return on common equity of
11.80%.  A proposed decision is scheduled for November 15, 2005, and a final CPUC decision is anticipated on or before December 15, 2005.  CPUC adoption of SCE's application request would result in a projected $10 million increase in its annual revenue requirements.  Based on the September 2005 economic forecasts of average long-term utility bond and other interest rates for 2006, adoption of SCE's application request is expected to now result in a projected $10 million decrease in SCE's annual revenue requirements with an anticipated 2006 cost of long-term debt of 6.17% and cost of preferred equity of 6.09%.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim,
Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain charges.  The order reversed an arbitrator's award that had affirmed the ISO's characterization in May 2000 of the charges as Intra-Zonal Congestion costs and allocation of those charges to Scheduling Coordinators
(SCs) in the affected zone within the ISO transmission grid.  The April 20, 2004 order directed the ISO to shift the costs from SCs in the affected zone to the responsible Participating Transmission Owner, SCE, and to do so within 60 days of the April 20, 2004 order.  Under the April 20, 2004 order, which was stayed pending resolution of SCE's rehearing request, SCE would be charged a certain amount as the Participating
Transmission Owner but also would be credited in its role as an SC and through the California Power Exchange, to the extent it acted as SCE's SC.  On March 30, 2005, the FERC issued an Order Denying Rehearing.  SCE obtained an extension of the stay pending resolution of the appeal SCE filed with the Court of Appeals for the D.C. Circuit.  A briefing schedule has been set in the appeal with SCE's opening brief due on December
23, 2005.  The potential net impact on SCE is estimated to be approximately $20 million to $25 million, including interest.  SCE filed a request for clarification with the FERC asking the FERC to clarify that SCE can reflect and recover the disputed costs in SCE's reliability services rates.  On June 8, 2005, the FERC denied the clarification, noting that during the appeal, the FERC's order is stayed, and therefore SCE is not required to pay at this time.  SCE may seek recovery in its reliability service rates of the costs should SCE be required to pay these costs.

Transmission Proceeding

In August and November 2002, the FERC issued opinions affirming a September 1999 administrative law judge decision to disallow, among other things, recovery by SCE and the other California public utilities of costs reflected in network transmission rates associated with ancillary services and losses incurred by the utilities in administering existing wholesale transmission contracts after implementation of the restructured
California electric industry.  SCE has incurred approximately $80 million of these unrecovered costs since
1998.  In addition, SCE has accrued interest on these unrecovered costs.  The three California utilities appealed the decisions to the Court of Appeals for the Federal Circuit.  On July 12, 2005, the Court of
Appeals for the Federal Circuit vacated the FERC's August and November 2002 orders, and remanded the case to the FERC for further proceedings.  SCE believes that the Court of Appeals for the Federal Circuit's decision increases the likelihood that it will recover these costs.

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

On July 15, 2005, SCE, PG&E, SDG&E and several governmental entities agreed to settlement terms with Enron
Corporation and a number of its affiliates (collectively Enron), most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York.  Among other things, the settlement terms provide for cash and equivalent payments from Enron totaling approximately $47 million and an allowed, unsecured claim in the bankruptcy against one of the Enron entities in the amount of $875 million.  SCE's allocable share of both the cash and allowed claim portions of the settlement consideration has not yet been finally determined, and the value of an allocable share of the allowed claim will be determined as part of the resolution of the Enron parties' bankruptcies.  The settlement was approved by the Enron bankruptcy court on October 20, 2005, but remains subject to approval by the FERC.  Effective August 24, 2005, the CPUC approved the settlement by entering into an agreement incorporating its terms.  The Enron settlement proceeds will be refunded to ratepayers as described below.

On August 12, 2005, SCE, PG&E, SDG&E, several governmental entities and certain other parties agreed to settlement terms with Reliant Energy, Inc. and a number of its affiliates (collectively Reliant).  Among other things, the settlement terms provide for Reliant to provide cash and cash equivalents having a total value of at least $460 million, which would be in addition to the $65 million in refunds that Reliant was already required to provide pursuant to prior FERC orders.  SCE expects that its allocable share of the entire settlement value of $525 million (including the amounts previously ordered by the FERC) will be approximately $130 million.  The settlement remains subject to FERC approval, which is anticipated in the first quarter of 2006.  Effective as of October 12, 2005, the CPUC approved the settlement by entering into an agreement incorporating its terms.  The Reliant settlement proceeds will be refunded to ratepayers as described below.

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

Schedule Coordinator Tariff Dispute

SCE serves as an SC for Los Angeles Department of Water & Power (DWP) over the ISO-controlled grid.  In mid-2003, SCE filed a petition asking that the FERC accept a tariff that provides for a direct pass-through of the FERC-authorized charges incurred by SCE on the DWP's behalf.  The DWP protested SCE's filing.  The DWP asked the FERC to declare that SCE was obligated to serve as the DWP's SC without charge.  In late 2003, the
FERC accepted the tariff, subject to refund.  The FERC held that the proposed tariff has not been shown to be just and reasonable.

In accordance with to the terms of the tariff, SCE issued several invoices for charges to the DWP.  The DWP has objected to all of the charges but has paid, under protest, approximately $18 million.  The DWP has protested specific charges totaling approximately $5 million based on its allegations that those specific charges are improper for various reasons.

The FERC has not issued a final order on this issue.  SCE could be required to refund all or part of the amounts collected under the tariff.  SCE continues to invoice the DWP.  Monthly invoices have been averaging approximately $1 million.  SCE cannot predict with certainty the outcome of the FERC final order.

Other Regulatory Matters

Catastrophic Event Memorandum Account

Fire-Related CEMA

In October and November of 2003, wildfires damaged SCE's electrical infrastructure, primarily in the
San Bernardino Mountains of southern California where an estimated 2,085 power poles, 2,059 services,
371 transformers, 557,033 of overhead conductors and 25,822 feet of underground cable were replaced or repaired.  SCE notified the CPUC that it initiated a CEMA on October 21, 2003 to track the incremental costs to restore and repair damage to its facilities.  SCE filed an application with the CPUC on December 2, 2004 to seek recovery of its fire-related costs over a one-year period commencing January 1, 2006.  In an August
25, 2005 decision, the CPUC approved the settlement agreement between SCE and the ORA which (1) allows the authorized fire-related CEMA revenue requirement calculation to be based on approximately $8 million of incremental operations and maintenance expenses and $20 million of incremental capital plant additions and
(2) allows SCE to continue to record in its fire-related CEMA the revenue requirement associated with these costs, plus accrued interest, until the effective date of the final decision in SCE's 2006 GRC.  The revenue requirement recorded in SCE's fire-related CEMA through April 2005 is approximately $12 million.  SCE has forecast the recorded revenue requirement in this account to total approximately $14 million in December
2005.  SCE expects to recover the costs recorded in the fire-related CEMA account through a mechanism approved in SCE's 2006 GRC.

Holding Company Proceeding and Order Instituting Rulemaking

In April 2001, the CPUC issued an order instituting investigation that reopened the past CPUC decisions authorizing utilities to form holding companies and initiated an investigation into, among other things:
(1) whether the holding companies violated CPUC requirements to give first priority to the capital needs of their respective utility subsidiaries; (2) any additional suspected violations of laws or CPUC rules and decisions; and (3) whether additional rules, conditions, or other changes to the holding company decisions are necessary.  For a discussion of item (1) above, see the "Regulatory Matters--Other Regulatory
Matters--Holding Company Proceeding" disclosure in the year-ended 2004 MD&A.

On May 5, 2005, the CPUC issued a final decision that closed the proceeding.  However, because the CPUC closed the proceeding without addressing some of the issues the proceeding raised (such as the appropriateness of the large utilities' holding company structure and dividend policies), the CPUC may rule on or investigate these issues in the future.

On October 27, 2005, the CPUC issued an order instituting rulemaking (OIR) to allow the CPUC to re-examine the relationships of the major California energy utilities with their parent holding companies and non-regulated affiliates.  The OIR was issued in part in response to the recent repeal of the Public Utility
Holding Company Act of 1935.

By means of the OIR the CPUC will consider whether additional rules to supplement existing rules and requirements governing relationships between the public utilities and their holding companies and non-regulated affiliates should be adopted.  Any additional rules will focus on whether (1) the public utilities retain enough capital or access to capital to meet their customers' infrastructure needs and (2)
mitigation of potential conflicts between ratepayer interests and the interests of holding companies and affiliates that could undermine the public utilities' ability to meet their public service obligations at the lowest cost.  The CPUC expects to issue proposed rules in January 2006, and a final decision is expected in
March 2006.

System Reliability Incentive Mechanism

SCE's 2003 GRC decision provided for performance incentives or penalties for differences between SCE's actual results and CPUC-authorized standards for system reliability measures beginning in 2004.  In a March 30, 2005 advice letter, SCE reported a $2 million penalty and recorded an accrual in 2004 for its 2004 results under the modified reliability mechanism.  On April 28, 2005, the CPUC agreed to suspend its review of SCE's advice letter for 2004 results until the CPUC's Consumer Protection and Safety Division has completed its investigation regarding performance incentive rewards discussed in the 2004 year-ended MD&A.  Based on preliminary recorded data through September 2005 and a forecast of normal results through December 2005, SCE projects it will incur a penalty of $26 million under the reliability performance mechanism for 2005.  The maximum penalty that could be assessed under the reliability performance mechanism is approximately $40 million.  As a result, during the third quarter of 2005, SCE recorded an accrual of $26 million that is reflected in the income statement caption "Other nonoperating deductions."

Demand-Side Management and Energy Efficiency Performance Incentive Mechanisms

Under a variety of incentive mechanisms adopted by the CPUC in the past, SCE was entitled to certain shareholder incentives for its performance achievements in delivering demand-side management and energy efficiency programs.  On June 10, 2005, SCE and the ORA executed a settlement agreement for SCE's outstanding issues concerning SCE shareholder incentives and performance achievements resulting from the demand-side management, energy efficiency, and low-income energy efficiency programs from program years 1994-2004.  In addition, the settlement addresses shareholder incentives and performance achievements for program years
1994-1998, anticipated but not yet claimed.  The settlement agreement recommends, among other things, that SCE be entitled to immediately recover 92% of the total of SCE's current claims and future claims related to
SCE's pre-1998 energy efficiency programs.  SCE's total claim for program years 1994-2004 made in 2000 through
2008, including interest, franchise fees and uncollectibles, is approximately $46 million.  On October 27,
2005, the CPUC approved the settlement agreement which found it reasonable for SCE to recover approximately
$42 million of these claims which include all of SCE's outstanding claims, as well as future claims related to SCE's pre-1998 energy efficiency programs (of which approximately $9 million has already been collected in rates).  The remaining portion of claims in the amount of $33 million will be recognized in the fourth quarter of 2005. As a result of the decision, during the third quarter of 2005, SCE recognized $14 million of incentives previously awarded for which revenue recognition was deferred pending final resolution of these matters.  The $14 million is reflected in the income statement caption "Other nonoperating income."  In addition, $4 million related to interest on the claims was reflected in the caption
"Interest and dividend income."

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

SCE's recorded estimated minimum liability to remediate its 22 identified sites is $81 million.  The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur.  SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $115 million.  The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.  In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 33 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $10 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $29 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites).  Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining
10%, with the opportunity to recover these costs from insurance carriers and other third parties.  SCE has successfully settled insurance claims with all responsible carriers.  SCE expects to recover costs incurred at its remaining sites through customer rates.  SCE has recorded a regulatory asset of $55 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites.  Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years.  Remediation costs in each of the next several years are expected to range from $11 million to $25 million.  Recorded costs for the twelve months ended September 30, 2005 were $11 million.

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

Federal Income Taxes

Edison International has reached a settlement with the Internal Revenue Service (IRS) on tax issues and pending affirmative claims relating to its 1991-1993 tax years.  This settlement, which was signed by Edison
International in March 2005 and approved by the United States Congress Joint Committee on Taxation on
July 27, 2005, resulted in a third quarter 2005 net earnings benefit for SCE of approximately $61 million, including interest.  This benefit was reflected in the income statement caption "Income tax."

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

Results of Operations

Earnings from Continuing Operations

SCE's earnings from continuing operations were $280 million and $572 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $259 million and $600 million for the same periods in 2004.  SCE's earnings reflect a positive tax item of $61 million related to a favorable tax settlement (see "Other Developments--Federal Income Taxes) for both periods in 2005, as well as net positive regulatory adjustments of $50 million and $172 million for the three- and nine-month periods ended September
30, 2004, respectively, primarily from the implementation of SCE's 2003 GRC decision.  The increases for both periods were due to higher net revenue for 2005 and a tax benefit from a new IRS regulation.  The quarter increase was partially offset by the expected timing difference related to the implementation of the 2003 GRC decision in July 2004.  The year-to-date increase was further increased by the favorable resolution of tax issues.

Operating Revenue

SCE's retail sales represented approximately 85% and 83% of operating revenue for the three- and nine-month periods ended September 30, 2005, respectively, compared to approximately 88% and 86% of operating revenue for the three- and nine-month periods ended September 30, 2004, respectively.  Due to warmer weather during the summer months, operating revenue during the third quarter of each year is generally significantly higher than other quarters.

The following table sets forth the major changes in operating revenue:

                                             Three-Month Period   Nine-Month Period
                                             Ended September 30, Ended September 30,
    In millions                                 2005 vs. 2004       2005 vs. 2004
-----------------------------------------------------------------------------------------------------
    Operating revenue
        Rate changes (including unbilled)         $ 316                $ 497
        Sales volume changes (including unbilled)   190                  352
        Deferred revenue                           (200)                (473)
        Sales for resale                             90                  134
        SCE's variable interest entities             20                  129
        Other (including intercompany transactions)  13                   29
-----------------------------------------------------------------------------------------------------
    Total                                         $ 429                $ 668
-----------------------------------------------------------------------------------------------------

Total operating revenue increased by $429 million and $668 million for the three- and nine-month periods ended September 30, 2005, respectively (as shown in the table above), as compared to the same periods in
2004.  The variance in operating revenue from rate changes reflects the implementation of the 2003 GRC, effective in August 2004.  As a result, generation rates increased revenue by approximately $295 million and
$235 million for the three- and nine-month periods ended September 30, 2005, respectively, and distribution rates increased revenue by approximately $20 million and $260 million for the three- and nine-month periods ended September 30, 2005, respectively.  The change in deferred revenue reflects the deferral of approximately $90 million and $290 million of revenue in the three- and nine-month periods ended September
30, 2005, respectively, resulting from balancing account overcollections, compared to the recognition of approximately $110 million and $180 million of deferred revenue in the three- and nine-month periods ended
September 30, 2004, respectively.  The increase in operating revenue resulting from sales volume changes was mainly due to an increase in kWh sold and SCE providing a greater amount of energy to its customers from its own sources in 2005, compared to 2004.  Operating revenue from sales for resale represents the sale of excess energy.  As a result of the CDWR contracts allocated to SCE, excess energy from SCE sources may exist at certain times, which then is resold in the energy markets.  SCE's variable interest entities revenue represents the recognition of revenue resulting from the consolidation of SCE's variable interest entities on
March 31, 2004.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers (beginning January 17, 2001), CDWR bond-related costs (beginning November 15, 2002) and direct access exit fees (beginning January 1, 2003) are remitted to the CDWR and are not recognized as revenue by
SCE.  These amounts were $534 million and $1.5 billion for the three- and nine-month periods ended September
30, 2005, respectively, compared to $693 million and $1.9 billion for the same periods in 2004.

Operating Expenses

Fuel Expense

SCE's fuel expense increased $42 million and $267 million for the three- and nine-month periods ended
September 30, 2005, as compared to the same periods in 2004, mainly due to the consolidation of SCE's variable interest entities in March 31, 2004.  Fuel expense related to SCE's variable interest entities was approximately $225 million and $624 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to approximately $187 million and $375 million for the comparable periods in 2004.

Purchased-Power Expense

Purchased-power expense decreased $413 million and $389 million for the three- and nine-month periods ended
September 30, 2005, respectively, as compared to the same periods in 2004.  The decreases were mainly due to net realized and unrealized gains on economic hedging transactions and lower ISO-related purchases, partially offset by higher firm energy and QF purchases.  Net realized and unrealized gains related to economic hedging transactions, resulting from increased hedging activities, were approximately $585 million and $530 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to net realized and unrealized losses of approximately $75 million for both periods in 2004.  ISO-related purchases decreased approximately $50 million and $95 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004.  These decreases were partially offset by higher firm energy expenses of approximately $315 million and $490 million for the three- and nine-month periods ended
September 30, 2005, respectively, as compared to the same periods in 2004, resulting from an increase in the number of bilateral contracts in 2005, as compared to 2004, and higher QF-related purchases of approximately
$30 million and $70 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004.  The nine-month period decrease also reflects approximately $130 million of energy settlement refunds received in 2005 (see "Regulatory Matters--Transmission and
Distribution--Wholesale Electricity and Natural Gas Markets"), as compared to approximately $65 million received during the same period in 2004, as well as a reduction of $205 million in purchased-power resulting from the consolidation of SCE's variable interest entities on March 31, 2004.

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices.  Energy payments to gas-fired QFs are generally tied to spot natural gas prices.  Effective May 2002, energy payments for most renewable QFs were converted to a fixed price of 5.37(cent)-per-kWh.  Average spot natural gas prices were higher during 2005 as compared to 2004.  The higher expenses related to power purchased from QFs were mainly due to higher average spot natural gas prices, partially offset by lower kWh purchases.

Provisions for Regulatory Adjustment Clauses - Net

Provisions for regulatory adjustment clauses - net increased $800 million and $875 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004.  The increases mainly result from higher net unrealized gains on economic hedging transactions, net overcollections related to balancing accounts, lower CEMA-related costs, and GRC regulatory adjustments.  The quarter and year-to-date increases reflect higher net unrealized gains of approximately $575 million and
$525 million for the three- and nine-month periods ended September 30, 2005, respectively, related to economic hedging transactions (mentioned above in purchased-power expense) that, if realized, would be refunded to ratepayers; net overcollections of purchased power, fuel, and operating and maintenance expenses of approximately $180 million and $45 million for the three- and nine-month periods ended September 30, 2005 which were deferred in balancing accounts for future recovery; lower costs incurred and deferred
(approximately $25 million and $85 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004) associated with CEMA-related costs; and the net effect of regulatory adjustments related to the implementation of SCE's 2003 GRC decision in the amount of $180 million recorded in the second quarter of 2004 and approximately $15 million recorded in the third quarter of
2004.  The 2003 GRC regulatory adjustments primarily related to recognition of revenue from the rate recovery of pension contributions during the time period that the pension plan was fully funded, resolution over the allocation of costs between transmission and distribution for 1998 through 2000, partially offset by the deferral of revenue previously collected during the incremental cost incentive pricing mechanism for dry cask storage.

Other Operation and Maintenance Expense

SCE's other operation and maintenance expense increased $63 million and $71 million for the three- and nine-month periods ended September 30, 2005, as compared to the same periods in 2004.  The increases were mainly due to an increase in reliability costs, demand-side management and energy efficiency costs, and benefit-related costs, partially offset by lower CEMA-related costs and generation-related costs.  The quarter and year-to-date increases reflect an increase in reliability costs of approximately $35 million and
$75 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004, due to an increase in must-run units to improve the reliability of the California ISO systems operations (which are recovered through regulatory mechanisms approved by the FERC); an increase in demand side management and energy efficiency costs of approximately $25 million and $50 million for the three- and nine-month periods ended September 30, 2005 in 2005, respectively (which are recovered through regulatory mechanisms approved by the CPUC); and higher benefit-related costs of approximately $40 million and $50 million for the three- and nine-month periods ended September 30, 2005, respectively, resulting from an increase in heath care costs and value of performance shares.  The quarter and year-to-date increases were partially offset by lower CEMA-related costs of approximately $25 million and $85 million for the three- and nine-month periods, respectively, compared to the same periods in 2004; and a decrease in generation-related expenses of approximately $10 million and $65 million, for the three- and nine-month periods ended September
30, 2005, respectively, as compared to 2004, resulting from lower outage and refueling costs (in 2004, there was a scheduled major overhaul at SCE's Four Corners coal facility, as well as a refueling outage at SCE's
San Onofre Unit 2).  The year-to-date variance was also due to an increase of approximately $30 million in
O&M expenses as a result of the consolidation of SCE's variable interest entities, as well as higher worker's compensation accruals of approximately $10 million in 2005 compared to 2004.

Depreciation, decommissioning and amortization

SCE's depreciation, decommissioning and amortization increased $46 million and $60 million for the three- and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, mainly due to a decrease in depreciation expense recorded in the third quarter of 2004 as a result of the implementation of the 2003 GRC related to the Palo Verde incremental cost incentive pricing rate-making mechanism, as well as depreciation expense associated with additions to transmission and distribution assets.

Other Income and Deductions

Interest and Dividend Income

SCE's interest and dividend income increased $10 million and $21 million for the three- and nine-month periods ended September 30, 2005, as compared to the same period in 2004, mainly due to interest income related to balancing account undercollections, as well as $4 million related to interest on demand-side management and energy efficiency performance incentive claims resulting from a CPUC-approved settlement.  See
"Regulatory Matters--Other Regulatory Matters--Demand-Side Management and Energy Efficiency Performance
Incentive Mechanisms" for further discussion.

Other Nonoperating Income

SCE's other nonoperating income for the three- and nine-month periods ended September 30, 2005 includes a $14 million incentive related to demand-side management and energy efficiency performance for the portion of the incentives previously collected in rates but which were deferred.  See "Regulatory Matters--Other Regulatory
Matters--Demand-Side Management and Energy Efficiency Performance Incentive Mechanisms" for further discussion of this matter.  In addition, the quarter and year-to-date amounts include approximately $10 million and $20 million for the three- and nine-months ended September 30, 2005, respectively, related to an allowance for funds used during construction (AFUDC),

which represents the estimated cost of equity funds that finance utility-plant construction, compared to approximately $5 million and $15 million in the same periods in 2004.  The nine-month period ended September
30, 2005, also includes a $7 million shareholder incentive related to the Mirant settlement received in the second quarter of 2005 (see "Regulatory Matters--Transmission and Distribution--Wholesale Electricity and
Natural Gas Markets"), as well as a $10 million reward for the efficient operation of Palo Verde during 2003, which was approved by the CPUC in 2005.  SCE's other nonoperating income for the nine-month period ended
September 30, 2004, includes $19 million in rewards for the efficient operation of Palo Verde during 2001 and
2002, which were approved by the CPUC in 2004.

Other Nonoperating Deductions

Other nonoperating deductions increased $29 million and $27 million for the three- and nine-month periods ended September 30, 2005, as compared to the same periods in 2004, mainly due to an accrual of $26 million in system reliability penalties.  See "Regulatory Matters--Other Regulatory Matters--System Reliability Incentive
Mechanism" for further discussion of this matter.

Income Taxes

SCE's effective tax rates were 16% and 24% for the three- and nine-month periods ended September 30, 2005, respectively, as compared to 40% for both the same periods in 2004.  The decreased effective tax rates resulted primarily from recording a $61 million benefit, including $45 million of interest income, in the third quarter of 2005 related to a settlement reached with the IRS on tax issues and pending affirmative claims relating to Edison International's 1991 - 1993 tax years.  See "Other Developments--Federal Income
Taxes" for further discussion of this matter.  Additional decreases to the effective rates resulted from reductions made to accrued tax liabilities in 2005 to reflect progress made in settlement negotiations related to tax audits other than the 1991 - 1993 tax years, changes in property-related flow-through items and adjustments made to tax balances in 2005.

Minority Interest

Minority interest represents the effects of the adoption of a new accounting pronouncement in second quarter
2004 related to SCE's variable interest entities.

Historical Cash Flow Analysis

The "Historical Cash Flow Analysis" section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $2.0 billion for the nine months ended September
30, 2005, and $1.9 billion for the comparable period in 2004.  The 2005 change in cash provided by operating activities from continuing operations was mainly due an increase in short-term regulatory balancing account collections as well as the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Net cash used by financing activities was $353 million for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $374 million for the nine months ended September 30, 2004.
Cash used by financing activities from continuing operations in 2005 mainly consisted of long-term and short-term debt payments.

SCE's first quarter 2005 financing activity included the issuance of $650 million of first and refunding mortgage bonds.  The issuance included $400 million of 5% bonds due in 2016 and $250 million of 5.55% bonds due in 2036.  The proceeds were used to redeem the remaining $50,000 of its 8% first and refunding mortgage bonds due February 2007 (Series 2003A) and $650 million of the $966 million 8% first and refunding mortgage bonds due February 2007 (Series 2003B).  SCE's second quarter financing activity included the issuance of
$350 million of its 5.35% first and refunding mortgage bond due in 2035 (Series 2005E).  A portion of the proceeds was used to redeem $316 million of its 8% first and refunding mortgage bonds due in 2007 (Series
2003B).  In addition, in April 2005, SCE issued 4,000,000 shares of Series A preference stock
(non-cumulative, $100 liquidation value) and received net proceeds of approximately $394 million.
Approximately $81 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 7.23% Series, and approximately $64 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 6.05% Series.  SCE's third quarter 2005 financing activity included the issuance of 2,000,000 shares of Series B preference stock (non-cumulative,
$100 liquidation value) and received net proceeds of approximately $197 million.  SCE's financing activity in
2005 also included a dividend payment of $214 million to Edison International.

SCE financing activities include the issuance of $300 million of 5% bonds due in 2014, $525 million of 6%
bonds due in 2034 and $150 million of floating rate bonds due in 2006 during the first quarter of 2004.  The proceeds from these issuances were used to redeem $300 million of 7.25% first and refunding mortgage bonds due March 2026, $225 million of 7.125% first and refunding mortgage bonds due July 2025, $200 million of 6.9%
first and refunding mortgage bonds due October 2018, and $100 million of junior subordinated deferrable interest debentures due June 2044.  In addition, during the first quarter of 2004, SCE paid the $200 million outstanding balance of its credit facility, as well as remarketed approximately $550 million of pollution-control bonds with varying maturity dates ranging from 2008 to 2040.  Approximately $354 million of these pollution-control bonds had been held by SCE since 2001 and the remaining $196 million were purchased and reoffered in 2004.  In March 2004, SCE issued $300 million of 4.65% first and refunding mortgage bonds due in 2015 and $350 million of 5.75% first and refunding mortgage bonds due in 2035.  A portion of the proceeds from the March 2004 first and refunding mortgage bond issuances were used to fund the acquisition and construction of the Mountainview project.  During the third quarter, SCE paid $125 million of 5.875%
bonds due in September 2004.  Financing activities in 2004 also included dividend payments of $595 million to
Edison International.

Cash Flows from Investing Activities

Net cash used by investing activities was $1.3 billion for the nine months ended September 30, 2005, compared to $1.5 billion for the comparable period in 2004.  Cash flows from investing activities are affected by additions to property and plant and funding of nuclear decommissioning trusts.

Investing activities for the nine-month period ended September 30, 2005 reflect $1.3 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $43 million for nuclear fuel acquisitions.

Investing activities for the nine-month period ended September 30, 2004 reflect, $1.1 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $59 million for nuclear fuel acquisitions.  In addition, investing activities include $285 million of acquisition costs related to the Mountainview project.

NEW AND PROPOSED ACCOUNTING PRINCIPLES

In March 2005, the FASB issued an interpretation related to accounting for conditional asset retirement obligations (AROs).  This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement.  This Interpretation is effective December 31, 2005.
Thus far, SCE has identified conditional AROs related to:  treated wood poles, hazardous materials such as mercury and polychlorinated biphenyls-containing equipment; and asbestos removal costs at buildings, operating stations and retired units.  Additional assessment is necessary to value these AROs.  However, since SCE follows accounting principles for rate-regulated enterprises and receives recovery of these costs through rates, implementation of this Interpretation at SCE will not affect earnings.

A new accounting standard requires companies to use the fair value accounting method for stock-based compensation.  SCE currently uses the intrinsic value accounting method for stock-based compensation.  On
April 14, 2005, the Securities and Exchange Commission announced a delay in the effective date for the new standard to fiscal years beginning after June 15, 2005.  SCE will implement the new standard effective
January 1, 2006 by applying the modified prospective transition method.  The difference in expense between the two accounting methods related to stock options granted is an increase of $1 million and $4 million in expense for the three- and nine-month periods ended September 30, 2005, respectively.  SCE is assessing the impact of this accounting standard on its performance shares.

The American Jobs Creation Act of 2004 included a tax deduction on qualified production activities income
(including income from the sale of electricity).  In December 2004, the FASB issued guidance that this deduction should be accounted for as a special deduction, rather than a tax rate reduction.  Accordingly, the special deduction is recorded in the year it is earned.  In October 2005, the IRS issued proposed regulations for this tax deduction.  The tax deduction is not expected to materially affect SCE's 2005 financial statements.  SCE is evaluating the potential effect for future years.

On July 14, 2005, the FASB issued an exposure draft on accounting for uncertain tax positions.  An enterprise would recognize, in its financial statements, the benefit of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position.  The comment period for the exposure draft ended on September 12, 2005; the earliest the guidance would be implemented would be December
31, 2005.  SCE is evaluating the potential impact of the proposal on its financial statements.

COMMITMENTS AND GUARANTEES

The following is an update to SCE's commitments and guarantees.  See the "Commitments and Guarantees" section of the year-ended 2004 MD&A for a detailed discussion of commitments and guarantees.

Fuel Supply Contracts

During the second quarter of 2005, SCE amended one of its coal fuel contracts which reduced the term of the contract.  As a result of this modification, the fuel supply contract payments for the thereafter period decreased by $158 million.

Power-Purchase Contracts

During the first quarter of 2005, SCE entered into additional power call option contracts.  SCE's revised purchased-power capacity payment commitments under these contracts are currently estimated to be $31 million for 2005, $95 million for 2006, $101 million for 2007 and $84 million for 2008.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

SCE is a party to certain lawsuits and legal proceedings, which are described in Part I, Item 3 of SCE's
Annual Report on Form 10-K for the year ended December 31, 2004.  The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the
Annual Report referenced above.  There were no significant developments with respect to litigation required to be disclosed under Part II, Item I of Form 10-Q of SCE during the quarterly period ended September 30,
2005, except as follows:

Navajo Nation Litigation

See Note 4, "Contingencies - Navajo Nation Litigation" of Notes to Consolidated Financial Statements for
minor updates on litigation involving SCE and the Navajo Nation which was previously reported in Part I, Item
3 of SCE's Annual Report on Form 10-K for the year ended December 31, 2004, and in Part II, Item 1 of SCE's
Quarterly Report on Form 10-Q for the period ended March 31, 2005, and in SCE's Quarterly Report on Form 10-Q
for the period ended June 30, 2005.

Department of the Army, Los Angeles District, Corps of Engineers/Notice of Violation of Clean Water Act

In December 2004, the US Army Corps of Engineers (Corps) sent SCE a Notice of Violation (Notice), alleging that SCE or its contractors had discharged fill material into wetlands adjacent to the Santa Ana River
(River), in the City of Huntington Beach, CA (City).  Under Sections 301 and 404 of the Clean Water Act, the
discharge of fill material into waters of the United States is unlawful unless first permitted by the Corps pursuant to Section 404 of the Clean Water Act.

The Notice provided a general description of the area in question but did not specify the location of the violation.  Following discussions and correspondence with the Corps, it was determined that the Corps was concerned about the actions of a certain licensee of SCE on an SCE-owned transmission right-of-way corridor located adjacent to the River.  SCE's licensee, or its predecessor-in-interest, had obtained from the City a
Conditional Use Permit (CUP) to locate landscape nursery operations within the right-of-way corridor.  The
CUP required the licensee to perform certain drainage and grading improvements to the property before locating nursery operations on site.  During the course of the grading work, the licensee brought additional soil onto SCE's property for use as fill material.

Pursuant to the Notice, potential penalties for violation of Section 404 of the Clean Water Act include a maximum criminal fine of $50,000 per day and imprisonment for up to three years, and a maximum civil penalty of $25,000 per day of violation.  To date, however, the Corps has not proposed to impose any specific fine or penalty on SCE with respect to the subject matter of the Notice.

In the process of investigating the matter, the Corps has requested that SCE perform a wetlands delineation study of the property to determine whether the property in question qualifies as a wetland area subject to
Corps jurisdiction.  SCE has hired a consulting group to perform the wetlands delineation study.

Item 6.  Exhibits

         Southern California Edison Company

         3.1     Certificate of Amendment and Restated Articles of Incorporation of Southern California Edison
                 Company, effective June 1, 1993 (File No. 1-02313, filed as Exhibit 3.1 to Southern
                 California Edison Company's Form 10-K for the year ended December 31, 1993)*

         3.2     Certificate of Correction of Restated Articles of Incorporation of Southern California Edison
                 Company, effective August 21, 1997 (File No. 1-02313, filed as Exhibit 3.1 to Southern
                 California Edison Company's Form 10-Q for the quarter ended September 30, 1997)*

         3.3     Certificate of Amendment to the Restated Articles of Incorporation of Southern California
                 Edison Company, effective January 12, 2005 (File No. 1-02313, filed as Exhibit 3 to Southern
                 California Edison Company's Form 8-K dated January 12, 2005, and filed January 15, 2005)*

         3.4     Certificate of Determination of Preferences of the Series A Preference Stock, effective April
                 21, 2005 (File No. 1-02313, filed as Exhibit 4 to Southern California Edison Company's Form
                 8-K dated April 20, 2005, and filed April 26, 2005)*

         3.5     Certificate of Determination of Preferences of the Series B Preference Stock effective
                 September 14, 2005 (File No. 1-02313, filed as Exhibit 4 to Southern California Edison
                 Company's Form 8-K dated September 14, 2005, and filed September 16, 2005)*

         3.6     Bylaws of Southern California Edison Company, as Amended to and including October 20, 2005
                 (File No. 1-02313, filed as Exhibit 3.1 to Southern California Edison Company's Form 8-K
                 dated October 20, 2005, and filed October 24, 2005)*

         10.1    Retirement Agreement, dated as of August 25, 2005, between Southern California Edison Company and Robert Foster (File No. 1-02313, filed as Exhibit 10.1 to Southern California Edison
                 Company's Form 8-K dated August 25, 2005, and filed August 26, 2005)*

         10.2    Consulting Agreement, dated as of August 25, 2005, between Southern California Edison Company and Robert Foster (File No. 1-02313, filed as Exhibit 10.2 to Southern California Edison
                 Company's Form 8-K dated August 25, 2005, and filed on August 26, 2005)*

         10.3    Legal Fees Reimbursement, dated September 2005, between Southern California Edison Company and Robert Foster

         31.1    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         31.2    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32      Statement Pursuant to 18 U.S.C. Section 1350

__________________
* Incorporated herein by reference pursuant to Rule 12b-32.

                                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOUTHERN CALIFORNIA EDISON COMPANY
                                               (Registrant)

                                        By        /s/ LINDA G. SULLIVAN
                                               ----------------------------------------------------
                                               LINDA G. SULLIVAN
                                               Vice President and Controller
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)

Dated:  November 4, 2005