Form 10-K
period 2005-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 2006-03-07
CIK 92103

==============================================================================================
                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________________________

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

Indicate by check mark if the registrant is a well-known  seasoned issuer,  as defined in Rule
405 of the Securities Act.  Yes |X|    No |_|

Indicate by check mark if the  registrant is not required to file reports  pursuant to Section
13 or Section 15(d) of the Exchange Act.  Yes |_|    No |X|

Page

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

Indicate by check mark whether the  registrant is a large  accelerated  filer,  an accelerated
filer  or  a  non-accelerated   filer.  See  definition  of  "accelerated  filer"  and  "large accelerated filer" in Rule 12b-12 of the Exchange Act. (Check One):

   Large   Accelerated   Filer  |_|   Accelerated   Filer   |_|   Non-accelerated filer   |X|

Indicate by check mark  whether the  registrant  is a shell  company (as defined in Rule 12b-2
of the Exchange Act).  Yes |_|    No |X|

As of June 30, 2005, there were 434,888,104 shares of Common Stock  outstanding,  all of which are  held  by  the  registrant's  parent  holding  company.  The  aggregate  market  value  of registrant's  voting and  non-voting  common  equity held by  non-affiliates  was zero.  As of
March 3, 2006, there were 434,888,104 shares of Common Stock outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following  documents  listed below have been  incorporated  by reference  into the parts of this report so indicated.

(1) Designated portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2005....................................Parts I and II
(2) Designated portions of the Proxy Statement relating
    to registrant's 2006 Annual Meeting of Shareholders.....................Part III

==============================================================================================

Page

                                      TABLE OF CONTENTS

Item                                                                                   Page
----------------------------------------------------------------------------------------------

Forward-Looking Statements................................................................ 1

                                            Part I

        Department of the Army, Los Angeles District, Corps of Engineers/Notice of

                                           Part II

5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
    Purchases of Equity Securities........................................................19
6.  Selected Financial Data...............................................................19
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.19
7A. Quantitative and Qualitative Disclosures About Market Risk............................20
8.  Financial Statements and Supplementary Data...........................................20
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..20
9A. Controls and Procedures...............................................................20
9B. Other Information.....................................................................20

                                           Part III

        Report of Independent Registered Public Accounting Firm and

Page

                                  FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect
Southern California Edison Company's (SCE) current expectations and projections about future events based on SCE's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates,"
"projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Risk Factors" in Part I, Item 1A of this report and "Introduction" in the
MD&A for cautionary statements that accompany those forward-looking statements and identify important factors that could cause results to differ. Readers should carefully review those cautionary statements as they identify important factors that could cause results to differ, or that otherwise could impact SCE or its subsidiaries.

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report, in the Management's
Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that appears in SCE's 2005 Annual Report to Shareholders (Annual Report), the relevant portions of which are filed as Exhibit 13 to this report, and which is incorporated by reference into Part II,
Item 7 of this report, and in Notes to Consolidated Financial Statements (Notes to Financial
Statements). Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE's business. Forward-looking statements speak only as of the date they are made and SCE is not obligated to publicly update or revise forward-looking statements.
Readers should review future reports filed by SCE with the Securities and Exchange
Commission (SEC).

                                            PART I

ITEM 1.  BUSINESS

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a
50,000-square-mile area of central, coastal and southern California, excluding the City of
Los Angeles and certain other cities. This SCE service territory includes approximately 428 cities and communities and a population of more than 13 million people. In 2005, SCE's total operating revenue was derived as follows:  39% commercial customers, 33% residential customers, 9% resale sales, 7% industrial customers, 5% other electric revenue, 5% public authorities, and 2% agricultural and other customers. At December 31, 2005, SCE had consolidated assets of $24.7 billion and total shareholder's equity of $5.7 billion. SCE had
14,041 full-time employees at year-end 2005.  Edison International owns all of the common stock of SCE. Except when otherwise stated, references to SCE mean SCE together with its subsidiaries on a consolidated basis.

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
Such reports are also available on the SEC's internet website at http://www.sec.gov. The information contained in our website, or connected to that site, is not incorporated by reference into this report.

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

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE's competitive environment, appears in the MD&A under the heading "Regulatory Matters." Also see "--Competition."

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

SCE is subject to CPUC affiliate transaction rules and compliance plans governing the relationship between SCE and its affiliates. On October 27, 2005, the CPUC issued an order instituting rulemaking (OIR) to allow the CPUC to re-examine the relationships of the major
California energy utilities with their parent holding companies and non-regulated affiliates. The OIR was issued in part in response to the repeal of PUHCA 1935. Additional information about the OIR appears in the MD&A under the heading

"Regulatory Matters--Current Regulatory Developments--Holding Company Order Instituting
Rulemaking."

In addition, the CPUC has issued affiliate transaction rules governing the relationships between SCE and its affiliates, including Edison International and its nonutility subsidiaries. SCE has filed compliance plans which set forth SCE's implementation of the
CPUC's affiliate transaction rules. The rules and compliance plans are intended to maintain separateness between utility and nonutility activities and ensure that utility assets are not used to subsidize the activities of nonutility affiliates.

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

Properties

SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 7,200 circuit miles of 33 kilovolt (kV),
55 kV, 66 kV, 115 kV, and 161 kV lines and 3,500 circuit miles of 220 kV lines (all located in California), 1,238 circuit miles of 500 kV lines (1040 miles in California, 86 miles in
Nevada, and 112 miles in Arizona), and 851 substations. SCE's distribution system, which takes power from substations to the customer, includes approximately 60,300 circuit miles of overhead lines, 37,900 circuit miles of underground lines, 1.5 million poles, 569 distribution substations, 695,000 transformers, and 777,000 area and streetlights, all of which are located in California.

SCE owns and operates the following generating facilities:  (1) an undivided 75.05% interest
(1,614 megawatts (MW)) in San Onofre Units 2 and 3, which are large pressurized water nuclear units located on the California coastline between Los Angeles and San Diego; (2) 36 hydroelectric plants (1,153 MW) located in California's Sierra Nevada, San Bernardino and
San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational and will be decommissioned; and (3) a diesel-fueled generating plant (9 MW) located on Santa Catalina island off the southern California coast.

SCE also owns and operates an undivided 56% interest (885 MW net) in the Mohave Generating
Station (Mohave), which consists of two coal-fueled generating units located in Clark
County, Nevada near the California border. The plant ceased operating on December 31, 2005.
At this time, there is no definite return to service date. Additional information regarding
Mohave appears in the MD&A under the heading "Regulatory Matters--Mohave Generating Station and Related Proceedings."

In addition, SCE acquired in 2004 Mountainview Power Company LLC, which consisted of a natural gas-fueled two unit power plant in the early stages of construction in Redlands,
California. The first unit commenced commercial operations in December 2005, and the second unit commenced commercial operations in January 2006. The Mountainview plant has a generating capacity of 1,054 MW.

SCE also owns an undivided 15.8% interest (601 MW) in Palo Verde Nuclear Generating Station
(Palo Verde), which is located near Phoenix, Arizona, and an undivided 48% interest (710 MW)
in Units 4 and 5 at Four Corners Generating Station (Four Corners), which is a coal-fueled generating plant located near the City of Farmington, New Mexico. The Palo Verde and Four
Corners plants are operated by Arizona Public Service Company.

At year-end 2005, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows:  43% nuclear, 23% hydroelectric, 20% natural gas, 14% coal, and less than 1% diesel. The capacity factors in 2005 for SCE's nuclear and coal-fired generating units were:  98% for San Onofre; 76% for Mohave; 85% for Four Corners; and 77%
for Palo Verde. For SCE's hydroelectric plants, generating capacity is dependent on the amount of available water. SCE's hydroelectric plants operated at a 49% capacity factor in
2005. These plants were operationally available for 91% of the year.

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

Thirty-one of SCE's 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2006 and 2039 (the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction). Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process. SCE's applications for the relicensing of certain hydroelectric projects with an aggregate dependable operating capacity of approximately 209
MW are pending. Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired. Federal Power Act
Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE's properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds, of which approximately $5.4 billion in principal amount was outstanding on December 31, 2005 (including the first mortgage bonds issued to secure a
$1.7 billion revolving credit facility). Such lien and SCE's title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture. In addition, such lien and SCE's title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or insubstantial exceptions, affect SCE's right to use such properties in its business, unless the matters with respect to SCE's interest in the Four Corners plant and the related easement and lease referred to below may be so considered.

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

Nuclear Power Matters

Information about operating issues related to San Onofre appears in the MD&A under the heading "Regulatory Matters--Current Regulatory Developments--San Onofre Nuclear Generating
Station Steam Generators." Information about Palo Verde steam generator replacements appears in the MD&A under the heading "Regulatory Matters--Current Regulatory Developments--Palo Verde
Generating Station Steam Generators." Information about nuclear decommissioning can be found in Note 8 of Notes to Financial Statements. Information about nuclear insurance can be found in Note 9 of Notes to Financial Statements.

Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from qualifying facilities, independent power producers, the California
Independent System Operator, and other utilities. In addition, power is provided to SCE's customers through purchases by the California Department of Water Resources (CDWR) under contracts with third parties. Sources of power to serve SCE's customers during 2005 were as follows:  33% purchased power; 23.5% CDWR; and 43.5% SCE-owned generation consisting of
14.3% nuclear, 22.7% coal, and 6.5% hydro. Additional information about SCE's power procurement activities appears in the MD&A under the heading "Regulatory Matters."

Natural Gas Supply

SCE's natural gas requirements in 2005 were for start-up use at Mohave, to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide the natural gas needed for generation under those power contracts) and to serve demand for gas at SCE's new Mountainview gas-fired generation facility, which commenced operations in
December 2005. All of the physical gas purchased by SCE in 2005 was purchased under North
American Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

SCE contracted for firm access rights onto the Southern California Gas Company system at
Wheeler Ridge for 198,863 million British thermal units (MMBtu) per day in a 13-year contract entered into in August 1993, effective November 1, 1993. SCE has the unilateral right to renew this contract for an equivalent term upon the expiration of its initial term.
SCE has not yet made a determination as to whether this contract will be extended. SCE also has firm transportation rights of 18,000 MMBtu per day on Southwest Gas Corp's pipeline to serve Mohave.

In 2005, SCE secured a one-year natural gas storage capacity contract with Southern
California Gas Company for the 2005/2006 storage season. Storage capacity was secured to provide operation flexibility and to mitigate potential costs associated with the dispatch of SCE's tolling agreements. SCE has been in negotiations with Southern California Gas
Company for additional storage but has not yet entered into a similar arrangement.

Nuclear Fuel Supply

For San Onofre Units 2 and 3, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

     Uranium concentrates...............................................   2008
         Conversion.....................................................   2008
         Enrichment.....................................................   2008
         Fabrication....................................................   2015

For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

     Uranium concentrates...............................................   2008
         Conversion.....................................................   2008
         Enrichment.....................................................   2010
         Fabrication....................................................   2015

Spent Nuclear Fuel

Information about Spent Nuclear Fuel appears in Note 9 of Notes to Financial Statements.

Coal Supply

SCE has purchased coal pursuant to long-term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations, the Four Corners and Mohave plants. SCE entered into a coal contract, dated September 1, 1966, with the Utah Construction & Mining
Company, the predecessor to the current owner of the Navajo mine, the BHP Navajo Coal
Company, to supply coal to Four Corners Units 4 and 5. The initial term of this coal supply contract for the Four Corners plant was through 2004 and included extension options for up to 15 additional years. On January 1, 2005 SCE and the other Four Corners participants entered into a Restated and Amended Four Corners Fuel Agreement under which coal will be supplied until July 6, 2016. The Restated and Amended Agreement contains an option to extend for not less than five additional years or more than 15 years. The coal supply contract for the Mohave plant expired on December 31, 2005, and the plant has ceased operating while coal and water issues are resolved. There is no definite return to service date. Additional information about the litigation affecting the coal supply contract for the Mohave plant appears in the MD&A under the heading "Other Developments--Navajo Nation Litigation."

Discontinued Operations

Information about SCE's discontinued operations appears in Note 11 of Notes to Financial
Statements.

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

The laws and regulations discussed below primarily impact SCE's coal-fired, gas-fired and nuclear generation facilities. The air quality and climate change discussions primarily impact the coal-fired Mohave and Four Corners plants. Developments in the air quality and climate change areas may also have an impact on SCE's gas-fired Mountainview plant. However, the Mountainview plant was constructed with current pollution control technology so the impact of new regulations would likely have less of an impact on Mountainview than Mohave and Four Corners. The Mountainview plant is SCE's only gas-fired generation facility. The water quality discussion primarily impacts San Onofre.

Air Quality

SCE's facilities are subject to various air quality regulations, including the Federal Clean
Air Act and similar state and local statutes.

Mohave Shutdown

In 1998, several environmental groups filed suit against the co-owners of the Mohave plant regarding alleged violations of emissions limits. In order to resolve the lawsuit and accelerate resolution of key environmental issues regarding the plant, the parties entered into a consent decree, which was approved by the Nevada federal district court in December
1999. The consent decree required the installation of certain air pollution control equipment prior to December 31, 2005 if the plant was to operate beyond that date. In addition, operation beyond 2005 required that agreements be reached with the Navajo Nation and the Hopi Tribe (Tribes) regarding post-2005 water and coal supply needs.

SCE's share of the costs of complying with the consent decree and taking other actions to allow operation of the Mohave plant beyond 2005 is estimated to be approximately
$605 million. Agreement with the Tribes on water and coal supplies for Mohave was not reached by December 31, 2005, and it is not currently known whether such an agreement will be reached. No agreement was reached to amend the terms of the federal court consent decree. As a result, Mohave ceased operation on December 31, 2005.

For the Mohave plant to restart operation, it will be necessary for agreements to be reached with the Tribes on the water and coal supply issues, and for the terms of the consent decree to be met or modified.

Until there is a final resolution as to whether the Mohave plant will begin operating again, and what regulations will be in effect at that time, SCE cannot evaluate the potential impact of the air quality regulations discussed below on the operations of its facilities.
Additional capital costs related to those regulations could be required in the future and they could be material, depending upon the final standards adopted.

Regional Haze

In the event that the Mohave plant does restart operations, its operations may be subject to the US EPA's final rulemaking on regional haze, issued on June 15, 2005. Under the rule, by
December 17, 2007, each state must file with the US EPA as part of its State Implementation
Plan (SIP) plans for regional haze improvement. It is not known whether Nevada's regional haze SIP for Mohave will impose any additional emissions control requirements on the Mohave plant beyond meeting the provisions of the 1999 consent decree.

Mercury

In the event of a Mohave restart, its operations may be subject to the US EPA's Clean Air
Mercury Rule (CAMR), which was issued on March 15, 2005. CAMR creates a market-based cap-and-trade program to reduce mercury emissions from existing coal-fired power plants down to a national cap of 38 tons by 2010 and to 15 tons by 2018. States may join the trading program by adopting the CAMR model trading rules in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR's suggested cap-and-trade program. The CAMR allocates mercury emission credits to each plant, including Mohave, based on a model rule that states, including Nevada, may adopt.

Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Litigation has been filed challenging the rescission action, alleging that the US EPA erred in adopting a market-based program rather than technology-based emissions limitations. Litigation has also been filed to challenge the
CAMR. Depending on the results of these challenges, the CAMR rules and timetables may change.

If Nevada adopts the US EPA's model allocations rule, SCE expects that Mohave would have sufficient mercury credits to meet operational needs until 2018, at which time estimated mercury credit allocations are approximately 50% lower than required for operations. States are required to adopt a mercury reduction method and submit their mercury SIP to the US EPA by November 2006. While Nevada has begun its scoping meetings for this rulemaking, it is not yet known what approach Nevada will take on its mercury regulation.

For SCE, these regulations will primarily impact its possible future operation of the Mohave plant. Additional information regarding the shutdown of Mohave appears in the MD&A under the heading "Regulatory Matters--Current Regulatory Developments--Mohave Generating Station and
Related Proceedings."

National Ambient Air Quality Standards

The ambient air quality standards for ozone and fine particulate matter adopted by the US
EPA in July 1997 are another regulatory standard to which Mohave may be subject if it resumes operations. The US EPA designated non-attainment areas for the 8-hour ozone standard on April 30, 2004, and for the fine particulate standard on January 5, 2005. States are required to revise their implementation plans for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations - by
June 2007 for the 8-hour ozone SIP, and by April 2008 for the fine particulate SIP.

Clark County, Nevada, where the Mohave plant is located, has been designated a nonattainment area for the new 8-hour ozone national ambient air quality standard. Clark County is currently in the process of developing its SIP to demonstrate attainment of the 8-hour ozone standard. Depending on the control measures adopted for Clark County's 8-hour ozone SIP,
Mohave may be required to reduce nitrogen oxide (NOx) emissions (NOx emissions are a precursor to ambient levels of ozone) below the levels resulting from the low NOx burner control technology required under the 1999 Mohave consent decree. Until information is available regarding Clark County's SIP, SCE cannot fully evaluate the potential impact on
Mohave if it resumes operations. Additional capital costs related to those regulations could be required in the future and they could be material, depending upon the final standards adopted.

Clean Air Act Interstate Rule

At this time, the US EPA's Clean Air Act Interstate Rule (CAIR), does not have an impact on
SCE's facilities. CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states and the District of Columbia, and is intended to address ozone attainment issues by reducing regional sulfur dioxide and NOx emissions. The CAIR has been challenged in court by state, environmental, and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation. While the US EPA has not adopted a rule comparable to CAIR for the western United States, where SCE has facilities, SCE cannot predict what action the US EPA will take in the future with regard to the western United States, and what impact those actions would have on its facilities.

New Source Review Requirements

Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address Clean Air Act New Source Review (NSR) compliance issues at the nation's coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, in the event that modifications are made to air emissions sources at the facility. The US EPA's strategy included both the filing of a number of suits against power plant owners, and issuance of a number of administrative notices of violation to power plant owners alleging NSR violations. SCE and its subsidiaries have not been named as a defendant in these lawsuits and have not received any administrative notices of violation alleging NSR violations at any facilities.

In October 2005, the US EPA announced a revised NSR strategy to take account of recent US
EPA rulemakings, such as the CAIR and regional haze rules, affecting coal-fired power plants. Under the revised strategy, while the US EPA will continue to pursue filed cases and cases in active negotiation, it intends to shift its future enforcement focus from coal-fired power plants to other sectors where compliance assurance activities have the potential to produce significant environmental benefits.

Developments will continue to be monitored by SCE, to assess what implications, if any, they will have on the operation of power plants owned or operated by SCE, or on SCE's results of operations or financial position.

Climate Change

The Kyoto Protocol on climate change officially came into effect on February 16, 2005. Under the Kyoto Protocol, the United States would have been required, by 2008-2012, to reduce its greenhouse gas emissions, such as carbon dioxide, by 7% from 1990 levels. Under the Bush administration, however, the United States has chosen not to pursue ratification of the
Kyoto Protocol. Instead, the Bush administration has proposed several alternatives to mandatory reductions of greenhouse gases.

There have been several petitions from states and other parties to compel the US EPA to regulate greenhouse gases under the Clean Air Act. Also, in 2004 several states and environmental organizations brought a complaint in federal court in New York, alleging that several electric utility corporations are jointly and severally liable under a theory of public nuisance for damages caused by their alleged contribution to global warming resulting from carbon dioxide emissions from coal-fired power plants owned and operated by these companies or their subsidiaries. SCE was not named as a defendant in the complaint. The case was dismissed and is currently on appeal with the United States Court of Appeals for the
Second Circuit.

In California, Governor Schwarzenegger issued an executive order on June 1, 2005 setting forth targets for greenhouse gas reductions. The targets call for a reduction of greenhouse gas emissions to 2000 levels by 2010; a reduction of greenhouse gas emissions to 1990 levels by 2020; and a reduction of greenhouse gas emissions to 80% below 1990 levels by 2050.

The CPUC is addressing climate change related issues in various regulatory proceedings. In a decision pertaining to SCE's 2004 long-term procurement plan the CPUC is requiring a "carbon adder" of $8-$25/ton of carbon dioxide to be used in the evaluation of fossil fuel generation bids for contracts of five years or longer. On October 6, 2005, the CPUC adopted a resolution directing the CPUC staff and general counsel to investigate adoption by the
CPUC of a greenhouse gas emissions performance standard for investor-owned utilities procurement. On February 16, 2006, the CPUC issued a decision in the Procurement Incentive
Framework proceeding, in which the CPUC states its intent to develop a load-based greenhouse gas emissions cap for SCE, and other load serving entities the CPUC asserts to be within its jurisdiction.

SCE will continue to monitor these developments relating to greenhouse gas emissions to determine their impacts on SCE's operations. Any legal obligation that would require SCE to reduce substantially its emissions of carbon dioxide could require extensive mitigation efforts at its Mohave plant if it resumes operations, and could raise considerable uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generating facilities. New regulations could also increase the cost of purchased power, which is generally borne by SCE's customers.
Additional information regarding purchased power costs appears in the MD&A under the heading
"Regulatory Matters."

Hazardous Substances and Hazardous Waste Laws

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the
Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and
the Resource Conservation and Recovery Act (RCRA), impose liability without regard to whether the owner

knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

In addition, the federal Toxic Substances Control Act (TSCA) and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of listed compounds, including polychlorinated biphenyls (PCBs), a toxic substance. Federal, state, and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building and other structures containing asbestos.

In connection with the ownership and operation of its facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by the laws and regulations identified herein. The CPUC allows SCE to recover in retail rates paid by its customers partial environmental remediation costs at certain sites through an incentive mechanism. Additional information about these laws and regulations appears in Note 9 of
Notes to Financial Statements and in the MD&A under the heading "Other
Developments--Environmental Matters."

Water Quality

Regulations under the federal Clean Water Act require permits for the discharge of pollutants into United States waters and permits for the discharge of storm water flows from certain facilities. The Clean Water Act also regulates the thermal component (heat) of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. California has a US EPA approved program to issue individual or group (general) permits for the regulation of Clean Water Act discharges.
California also regulates certain discharges not regulated by the US EPA. SCE incurs additional expenses and capital expenditures in order to comply with guidelines and standards applicable to certain of its facilities.

Cooling Water Intake Structures

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

While SCE believes that this rule, as drafted, would not have a material impact on SCE's operations at San Onofre, certain aspects of the rule that are being contested in the courts, such as the right to offset impacts through restoration, are important to SCE's expectation that compliance with the new rules will not require any physical or operational modifications at San Onofre. Until the challenges to the rulemaking have concluded, SCE cannot determine the full financial impact of this rule.

Electric and Magnetic Fields

Electric and magnetic fields naturally result from the generation, transmission, distribution and use of electricity. Since the 1970s, concerns have been raised about the potential health effects of electric and magnetic fields (EMF). After 30 years of research, a health hazard has not been established to exist. Potentially important public health questions remain about whether there is a link between EMF exposures in homes or work and some diseases, and because of these questions, some health authorities have identified EMF exposures as a possible human carcinogen.

In October 2002, the California Department of Health Services released to the CPUC and the public its report evaluating the possible risks from EMF. The conclusions in the report of the California Department of Health Services contrast with other recent reports by authoritative health agencies in that the California Department of Health Services has assigned a substantially higher probability to the possibility that there is a causal connection between EMF exposures and a number of diseases and conditions, including childhood leukemia, adult leukemia, amyotrophic lateral sclerosis, and miscarriages.

On August 19, 2004, the CPUC issued an order instituting rulemaking to update the CPUC's policies and procedures related to EMF emanating from regulated utility facilities.
Following submission of comments and information by all interested parties to the CPUC in
2004 and 2005, the administrative law judge issued a draft decision in December 2005, and the CPUC issued its final decision on January 26, 2006. The decision concluded that a direct link between exposure to EMF and human health effects has yet to be proven, and affirms the
CPUC's existing "low-cost/no-cost" EMF policies to mitigate EMF exposure for new utility transmission and substation projects.

Financial Information About Geographic Areas

All of SCE's revenues for the last three fiscal years are attributed to SCE's country of domicile, the United States. All of SCE's assets are located in the United States.

ITEM 1A.  RISK FACTORS

SCE's financial viability depends upon its ability to recover its costs in a timely manner from its customers through regulated rates.

SCE is a regulated entity subject to CPUC jurisdiction in almost all aspects of its business, including the rates, terms and conditions of its services, procurement of electricity for its customers, issuance of securities, dispositions of utility assets and facilities and aspects of the siting and operations of its electricity distribution systems.
SCE's ongoing financial viability depends on its ability to recover from its customers in a timely manner its costs, including the costs of electricity purchased for its customers, in its CPUC-approved rates and its ability to pass through to its customers in rates its
FERC-authorized revenue requirements. SCE's financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If
SCE is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, its financial condition and results of operations could be materially adversely affected.

SCE's revenues and earnings are substantially affected by regulatory proceedings known as general rate cases and cost of capital proceedings. General rate cases are expected to occur every three years. During those cases, the CPUC determines SCE's rate base (the value of assets on which SCE earns a rate of return for investors), depreciation rates, operation and maintenance costs, and administrative and general costs that SCE may recover from its customers through its rates. Cost of capital proceedings are conducted annually. During those cases, the CPUC authorizes SCE's capital structure and the return on common equity applicable to the rate base determined in the general rate case proceedings. More information about these proceedings is set forth in the MD&A under the heading "Regulatory
Matters."

SCE's energy procurement activities are subject to regulatory and market risks that could adversely affect its financial condition, liquidity, and earnings.

SCE obtains energy, capacity, and ancillary services needed to serve its customers from its own generating plants and contracts with energy producers and sellers. California law and
CPUC decisions

allow SCE to recover in customer rates reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE's cash flows remain subject to volatility resulting from its procurement activities. In addition, SCE is subject to the risks of unfavorable or untimely CPUC decisions about the compliance of procurement activities with its procurement plan and the reasonableness of certain procurement-related costs.

Many of SCE's power purchase contracts are tied to market prices for natural gas. Some of its contracts also are subject to volatility in market prices for electricity. SCE seeks to hedge its market price exposure to the extent authorized by the CPUC. SCE may not be able to hedge its risk for commodities on favorable terms or fully recover the costs of hedges in rates, which could adversely affect SCE's liquidity and results of operation.

In its power purchase contracts and other procurement arrangements, SCE is exposed to risks from changes in the credit quality of its counterparties. If a counterparty were to default on its obligations, SCE could be exposed to potentially volatile spot markets for buying replacement power or selling excess power.

SCE relies on access to the capital markets. If SCE were unable to access capital markets or the cost of capital were to substantially increase, its liquidity and operations could be adversely affected.

SCE's ability to make scheduled payments of principal and interest, refinance debt, and fund its operations and planned capital expenditure projects depends on its cash flow and access to the capital markets. SCE's ability to arrange financing and the costs of such capital are dependent on numerous factors, including its levels of indebtedness, maintenance of acceptable credit ratings, its financial performance, liquidity and cash flow, and other market conditions. Market conditions which could adversely affect SCE's financing costs and availability include:

o   an economic downturn;

o   capital market conditions generally;

o   market prices for electricity or gas;

o   changes in interest rates and rates of inflation;

o   terrorist attacks or the threat of terrorist attacks on SCE's facilities or unrelated energy companies; and

o   the overall health of the utility industry.

SCE may not be successful in obtaining additional capital for these or other reasons. The failure to obtain additional capital from time to time may have a material adverse effect on
SCE's liquidity and operations.

SCE is subject to numerous environmental laws and regulations with respect to operation of its facilities. New laws and regulations could adversely affect SCE.

The operation of SCE's power generation, transmission, and distribution facilities is subject to numerous environmental laws and regulations. Those laws and regulations require
SCE to expend substantial sums to mitigate or remove the effect of its operations on the environment and can impede the development of new facilities. Violations of environmental laws and regulations can result in fines, penalties and liability to third parties. In addition, new environmental laws, regulations and standards may be adopted that would impose substantial costs on SCE or impair its future operations. Environmental advocacy groups and regulatory agencies have been focusing considerable attention on carbon dioxide emissions and the effect of those emissions on global warming. The adoption of new laws and regulations to control carbon

dioxide or other emissions could adversely affect the operation of SCE's generating plants and other facilities and result in additional costs that could adversely affect SCE's results of operations.

SCE is subject to extensive regulation and the risk of adverse regulatory decisions and changes in applicable regulations or legislation.

SCE operates in a highly regulated environment. SCE's business is subject to extensive federal, state and local energy, environmental and other laws and regulations. The CPUC regulates SCE's retail operations, and the FERC regulates SCE's wholesale operations. The
United States Nuclear Regulatory Commission regulates SCE's nuclear power plants. The construction, planning, and siting of SCE's power plants in California are also subject to the jurisdiction of the California Energy Commission and the CPUC. Additional regulatory authorities with jurisdiction over some of SCE's operations include the California Air
Resources Board, the California State Water Resources Control Board, the California
Department of Toxic Substances Control, the California Coastal Commission, the United States
Environmental Protection Agency, the United States Department of Energy, the Nuclear
Regulatory Commission, and various local regulatory districts.

SCE must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should SCE be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on SCE, SCE's business could be adversely affected. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to SCE or SCE's facilities in a manner that may have a detrimental effect on SCE's business or result in significant additional costs because of SCE's need to comply with those requirements.

There are inherent risks associated with operating nuclear power generating facilities.

Spent fuel storage capacity could be insufficient to permit long-term operation of SCE's nuclear plants.

SCE operates and is majority owner of the San Onofre Nuclear Generating Station and is part owner of the Palo Verde Nuclear Generating Station. The United States Department of Energy
has defaulted on its obligation to begin accepting spent nuclear fuel from commercial nuclear industry participants by January 31, 1998. If SCE or the operator of the Palo Verde plant were unable to arrange and maintain sufficient capacity for interim spent-fuel storage now or in the future, it could hinder operation of the plants and impair the value of SCE's ownership interests until storage could be obtained, each of which may have a material adverse effect on SCE.

Existing insurance and ratemaking arrangements may not protect SCE fully against losses from a nuclear incident.

Federal law limits public liability from a nuclear incident to $10.8 billion. SCE and other owners of the San Onofre and Palo Verde nuclear generating stations have purchased the maximum private primary insurance available of $300 million per site. If the public liability limit is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators. In the event of such an under-insured nuclear incident, a tension could exist between the federal government's attempt to impose revenue-raising measures upon SCE and the
CPUC's willingness to allow SCE to pass this liability along to its customers, resulting in undercollection of SCE's costs.

SCE's financial condition and results of operations could be materially adversely affected if it is unable to successfully manage the risks inherent in operating its facilities.

SCE owns and operates extensive electricity facilities that are interconnected to the United
States western electricity grid. The operation of SCE's facilities and the facilities of third parties on which it relies involves numerous risks, including:

o   operating limitations that may be imposed by environmental or other regulatory requirements;

o   imposition of operational performance standards by agencies with regulatory oversight of SCE's facilities;

o   environmental and personal injury liabilities caused by the operation of SCE's facilities;

o   interruptions in fuel supply;

o   blackouts;

o   employee work force factors, including strikes, work stoppages or labor disputes;

o   weather, storms, earthquakes, fires, floods or other natural disasters;

o   acts of terrorism; and

o   explosions, accidents, mechanical breakdowns and other events that affect demand, result in power outages, reduce generating output or cause damage to SCE's assets or operations or those of third parties on which it relies.

The occurrence of any of these events could result in lower revenues or increased expenses, or both, which may not be fully recovered through insurance, rates or other means in a timely manner or at all.

SCE's insurance coverage may not be sufficient under all circumstances and SCE may not be able to obtain sufficient insurance.

SCE's insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which it may be subject. A loss for which SCE is not fully insured could materially and adversely affect SCE's financial condition and results of operations.
Further, due to rising insurance costs and changes in the insurance markets, insurance coverage may not continue to be available at all or at rates or on terms similar to those presently available to SCE.

SCE is subject to costs and other effects of legal proceedings as well as changes in or additions to applicable tax laws, rates or policies, rates of inflation, and accounting standards.

SCE is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax laws, rates or policies, rates of inflation and accounting standards.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal properties of SCE are described above in Part I under the heading "Properties."

ITEM 3.  LEGAL PROCEEDINGS

Navajo Nation Litigation

Information about the Navajo Nation litigation appears in the MD&A under the heading "Other
Developments--Navajo Nation Litigation."

Department of the Army, Los Angeles District, Corps of Engineers/Notice of Violation of
Clean Water Act

In December 2004, the United States Army Corps of Engineers (Corps) sent SCE a Notice of
Violation (Notice), alleging that SCE or its contractors had discharged fill material into wetlands adjacent to the Santa Ana River (River), in the City of Huntington Beach, CA
(City). Under Sections 301 and 404 of the Clean Water Act, the discharge of fill material into waters of the United States is unlawful unless first permitted by the Corps pursuant to
Section 404 of the Clean Water Act.

The Notice provided a general description of the area in question but did not specify the location of the violation. Following discussions and correspondence with the Corps, it was determined that the Corps was concerned about the actions of a licensee of SCE on an
SCE-owned transmission right-of-way corridor located adjacent to the River. SCE's licensee, or its predecessor-in-interest, had obtained from the City a Conditional Use Permit (CUP) to locate landscape nursery operations within the right-of-way corridor. The CUP required the licensee to perform certain drainage and grading improvements to the property before locating nursery operations on site. During the course of the grading work, the licensee brought additional soil onto SCE's property for use as fill material.

Potential penalties for violation of Section 404 of the Clean Water Act include a maximum criminal fine of $50,000 per day and imprisonment for up to three years, and a maximum civil penalty of $25,000 per day of violation. To date, however, the Corps has not proposed to impose any specific fine or penalty on SCE with respect to the subject matter of the Notice.

In the process of investigating the matter, the Corps requested that SCE perform a wetlands delineation study of the property to determine whether the property in question qualifies as a wetland area subject to Corps jurisdiction. SCE has hired a consulting group to perform the wetlands delineation study, which indicates that there are no federally regulated wetlands or waters of the United States associated with the study area. SCE delivered the study to the Corps in January 2006. The Corps is in the process of evaluating the wetlands delineation study.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to a vote of  shareholders  of Edison  International  during the fourth quarter of 2005.

                                        ----------------------

Pursuant to Form 10-K's General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers of the Registrant

 -------------------------- ------------------- ----------------------------------------------
                                   Age at
  Executive Officer(1)       December 31, 2005                 Company Position

 -------------------------- ------------------- ----------------------------------------------
 John E. Bryson                     62          Chairman of the Board
 -------------------------- ------------------- ----------------------------------------------
 Alan J. Fohrer                     55          Chief Executive Officer and Director
  -------------------------- ------------------- ----------------------------------------------
 John R. Fielder                    60          President
 -------------------------- ------------------- ----------------------------------------------
 Ronald L. Litzinger                46          Senior Vice President, Transmission and
                                                Distribution
 -------------------------- ------------------- ----------------------------------------------
 Thomas M. Noonan                   54          Senior Vice President and Chief Financial
                                                Officer
 -------------------------- ------------------- ----------------------------------------------
 Stephen E. Pickett                 55          Senior Vice President and General Counsel
 -------------------------- ------------------- ----------------------------------------------
 Pedro J. Pizarro                   40          Senior Vice President, Power Procurement
 -------------------------- ------------------- ----------------------------------------------
 Richard M. Rosenblum               55          Senior Vice President, Generation
 -------------------------- ------------------- ----------------------------------------------
 Mahvash Yazdi                      54          Senior Vice President, Business Integration,
                                                and Chief Information Officer
 -------------------------- ------------------- ----------------------------------------------
 Lynda L. Ziegler                   53          Senior Vice President, Customer Service
 -------------------------- ------------------- ----------------------------------------------
 Frederick J. Grigsby, Jr.          58          Vice President, Human Resources and Labor
                                                Relations
 -------------------------- ------------------- ----------------------------------------------
 Linda G. Sullivan                  42          Vice President and Controller
 -------------------------- ------------------- ----------------------------------------------

_________________
(1) The term "Executive Officers" is defined by Rule 3b-7 of the General Rules and
    Regulations under the Securities Exchange Act of 1934, as amended.

None of SCE's executive officers is related to each other by blood or marriage. As set forth in Article IV of SCE's Bylaws, the elected officers of SCE are chosen annually by and serve at the pleasure of SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE, Edison International and/or the nonutility company affiliates of SCE for more than five years. Those officers who have not held their present position with SCE for the past five years had the following business experience during that period:

--------------------- ------------------------------------------------ ----------------------------
Executive Officer                    Company Position                        Effective Dates
--------------------- ------------------------------------------------ ----------------------------

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
                      Chairman of the Board, Edison Capital(1)         January 2000 to present
                      Chairman of the Board, EME(2)                    January 2000 to December
                                                                       2002
--------------------- ------------------------------------------------ ----------------------------
Alan J. Fohrer        Chief Executive Officer and Director, SCE        January 2003 to present
                      Chairman of the Board and Chief Executive        January 2002 to December
                      Officer, SCE                                     2002
                      President and Chief Executive Officer, EME(2)    January 2000 to December
                                                                       2001
--------------------- ------------------------------------------------ ----------------------------
John R. Fielder       President, SCE                                   October 2005 to present
                      Senior Vice President, Regulatory Policy and     February 1998 to October
                      Affairs, SCE                                     2005
--------------------- ------------------------------------------------ ----------------------------
Ronald L. Litzinger   Senior Vice President, Transmission and          May 2005 to present
                      Distribution, SCE
                      Vice President, Strategic Planning, EIX          May 2004 to April 2005
                      Senior. Vice President and Chief Technical       January 2002 to April 2004
                      Officer, EME
                      Senior Vice President, Worldwide Operations,     June 1999 to December 2001
                      EME
--------------------- ------------------------------------------------ ----------------------------
Thomas M. Noonan      Senior Vice President and Chief Financial        June 2005 to present
                      Officer, SCE
                      Vice President and Controller, Edison            March 1999 to May 2005
                      International and SCE
--------------------- ------------------------------------------------ ----------------------------
Stephen E. Pickett    Senior Vice President and General Counsel, SCE   January 2002 to present
                      Vice President and General Counsel, SCE          January 2000 to December
                                                                       2001
--------------------- ------------------------------------------------ ----------------------------
Pedro J. Pizarro      Senior Vice President, Power Procurement, SCE    May 2005 to present
                      Vice President, Power Procurement, SCE           January 2004 to April 2005
                      Vice President, Strategy and Business            July 2001 to December 2003
                      Development, SCE
                      Vice President, Technology Business              September 2000 to June 2001
                      Development, Edison International
--------------------- ------------------------------------------------ ----------------------------
Richard M. Rosenblum  Senior Vice President, Generation, and Chief     November 2005 to present
                      Nuclear Officer, SCE

                      Senior Vice President, Generation, SCE           September 2005 to November 2005

                      Senior Vice President, Transmission &            February 1998 to September
                      Distribution                                     2005
--------------------- ------------------------------------------------ ----------------------------
Mahvash Yazdi         Senior Vice President, Business Integration,     September 2003 to present
                      and Chief Information Officer, Edison
                      International and SCE

                      Senior Vice President and Chief Information      January 2000 to September
                      Officer, SCE and Edison International            2003
--------------------- ------------------------------------------------ ----------------------------

--------------------- ------------------------------------------------ ----------------------------
Lynda L. Ziegler      Senior Vice President, Customer Service, SCE     March 2006 to present

                      Vice President, Customer Programs and Services   May 2005 to February 2006
                      Division, SCE

                      Director, Customer Programs and Services         January 1999 to April 2005
                      Division, SCE
--------------------- ------------------------------------------------ ----------------------------
Frederick J.          Vice President, Human Resources, Edison          January 2004 to present
Grigsby, Jr.          International and SCE

                      Vice President, Human Resources and Labor        July 2001 to December 2003
                      Relations, SCE
--------------------- ------------------------------------------------ ----------------------------
Linda G. Sullivan     Vice President and Controller, Edison            June 2005 to present
                      International and SCE
                      Assistant Controller, Edison International       May 2002 to May 2005
                      Assistant Controller, SCE                        March 2005 to May 2005
                      Manager, Controllers Department, Edison          September 1999 to April
                      International                                    2002
                      Controller, Edison Select(3)                     September 1999 to August
                                                                       2001
--------------------- ------------------------------------------------ ----------------------------

____________________
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

(3) Edison Select was a nonutility subsidiary of Edison International that was engaged in the business of offering retail products and services. Edison Select was sold in August
    2001.

                                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
         PURCHASES OF EQUITY SECURITIES

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in SCE's Annual Report to Shareholders for the year ended December 31,
2005 (Annual Report), under Quarterly Financial Data on page 80 and is incorporated herein by this reference. As a result of the formation of a holding company described above in
Item 1, all of the issued and outstanding common stock of SCE is owned by Edison
International and there is no market for such stock.

Item 201(d) of Regulation S-K, "Securities Authorized For Issuance Under Equity Compensation
Plans," is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA

Information responding to Item 6 is included in the Annual Report under "Selected Financial and Operating Data:  2001-2005" on page 81, and is incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

Information responding to Item 7 is included in the Annual Report on pages 1 through 34 and is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is included in the MD&A under "Market Risk Exposures" on pages 19 through 21.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information responding to Item 8 is set forth after Item 15 in Part III. Other information responding to Item 8 is included in the Annual Report on pages 37 through 41 and
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

Change in Internal Control Over Financial Reporting

There were no changes in SCE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, SCE's internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

                                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers of SCE is set forth in Part I in accordance with
General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other
information responding to Item 10 will appear in SCE's definitive Proxy Statement (Proxy
Statement) to be filed with the SEC in connection with SCE's Annual Shareholders' Meeting to be held on April 27, 2006, under the headings "Election of Directors, Nominees for Election"
and "Ethics and Compliance Code," and

is incorporated herein by this reference. The SCE Board of Directors has determined that
Thomas C. Sutton, the Chair of the Board Audit Committee, is a financial expert under SEC
Guidelines and is independent under the New York Stock Exchange listing standards.

ITEM 11.  EXECUTIVE COMPENSATION

Information responding to Item 11 will appear in the Proxy Statement under the headings
"Director Compensation," "Executive Compensation:--Summary Compensation Table, Option/SAR
Grants in 2005, Aggregated Option/SAR Exercises in 2005 and FY-End Option/SAR Values,
Long-Term Incentive Plan Awards in Last Fiscal Year, Pension Plan Table, Other Retirement
Benefits, and Employment Contracts and Termination of Employment Arrangements," and
"Compensation and Executive Personnel Committees' Interlocks and Insider Participation," and
is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responding to Item 12 will appear in the Proxy Statement under the headings
"Stock Ownership of Directors, Director Nominee, and Executive Officers" and "Stock Ownership
of Certain Shareholders," and is incorporated herein by this reference.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements
The following items contained in the Annual Report are found on pages 1 through 79, and are incorporated herein by this reference.

        Management's Discussion and Analysis of Financial Condition and Results of Operations
        Report of Independent Registered Public Accounting Firm
        Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003
        Consolidated Statements of Comprehensive Income - Years Ended December 31, 2005,
           2004, and 2003
        Consolidated Balance Sheets - December 31, 2005 and 2004
        Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003
        Consolidated Statements of Changes in Common Shareholders' Equity - Years Ended
           December 31, 2005, 2004 and 2003
        Notes to Consolidated Financial Statements

(a)(2)  Report of Independent Registered Public Accounting Firm and Schedules Supplementing
        Financial Statements

The following documents may be found in this report at the indicated page numbers:
                                                                                      Page
        Report of Independent Registered Public Accounting Firm
           on Financial Statement Schedules                                            23
        Schedule II - Valuation and Qualifying Accounts for the
           Year Ended December 31, 2005                                                24
           Year Ended December 31, 2004                                                25
           Year Ended December 31, 2003                                                26

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

To the Board of Directors and
Shareholder of Southern California Edison Company

Our audits of the consolidated financial statements referred to in our report dated March 6,
2006, appearing in the 2005 Annual Report of Southern California Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual
Report on Form 10-K) also included an audit of the financial statement schedules listed in
Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLC
Los Angeles, California
March 6, 2006

                              Southern California Edison Company

                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             For the Year Ended December 31, 2005

                                                      Additions
                                              ------------------------
                              Balance at      Charged to    Charged to                 Balance
                             Beginning of      Costs and       Other                   at End
          Description           Period         Expenses      Accounts    Deductions   of Period
----------------------------------------------------------------------------------------------
                                                    (In millions)

Uncollectible Accounts:
    Customers                  $  24.0         $    8.4       $  --       $   10.5     $  21.9
    All other                      6.9              8.4          --            4.5        10.8
----------------------------------------------------------------------------------------------

Total                          $  30.9         $   16.8       $  --       $   15.0(a)  $  32.7
----------------------------------------------------------------------------------------------

____________________
(a) Accounts written off, net.

                              Southern California Edison Company

                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             For the Year Ended December 31, 2004

                                                      Additions
                                              -----------------------
                              Balance at      Charged to    Charged to                 Balance
                             Beginning of      Costs and       Other                   at End
          Description           Period         Expenses      Accounts    Deductions   of Period
----------------------------------------------------------------------------------------------
                                                    (In millions)

Uncollectible Accounts:
    Customers                  $  23.7         $   16.7       $  --       $   16.4     $  24.0
    All other                      6.6              3.3          --            3.0         6.9
----------------------------------------------------------------------------------------------

Total                          $  30.3         $   20.0       $  --       $   19.4(a)  $  30.9
----------------------------------------------------------------------------------------------

____________________
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
----------------------------------------------------------------------------------------------

                                                    (In millions)
Uncollectible Accounts:
    Customers                  $  30.0         $   19.2       $  --       $   25.5     $  23.7
    All other                      6.1              4.6          --            4.1         6.6
----------------------------------------------------------------------------------------------

Total                          $  36.1         $   23.8       $  --       $   29.6(a)  $  30.3
----------------------------------------------------------------------------------------------

____________________
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

                                                   SOUTHERN CALIFORNIA EDISON COMPANY

                                                   By:

                                                   /s/ Linda G. Sullivan
                                                   ------------------------------------
                                                   Linda G. Sullivan
                                                   Vice President and Controller

                                                   Date:  March 7, 2006

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

     Signature                                    Title

Principal Executive Officer:            Chief Executive Officer and Director
    Alan J. Fohrer*

Principal Financial Officer:            Senior Vice President and
    Thomas M. Noonan*                   Chief Financial Officer

Controller or Principal Accounting Officer: Vice President and Controller
    Linda G. Sullivan

Board of Directors:

    John E. Bryson*                     Director
    France A. Cordova*                  Director
    Bradford M. Freeman*                Director
    Bruce Karatz*                       Director
    Luis G. Nogales*                    Director
    Ronald L. Olson*                    Director
    James M. Rosser*                    Director
    Richard T. Schlosberg, III*         Director
    Robert H. Smith*                    Director
    Thomas C. Sutton*                   Director

*By:

/s/ Linda G. Sullivan
------------------------------------
Linda G. Sullivan
    Vice President and Controller

Date:  March 7, 2006

                                        EXHIBIT INDEX
                                        -------------

Exhibit
Number                                    Description
-------                                   -----------

3.1        Certificate of Restated Articles of Incorporation of Southern California Edison
           Company, effective March 2, 2006
3.2        Amended Bylaws of Southern California Edison Company, as Adopted by the Board of
           Directors effective October 20, 2005 (File No. 1-2313, filed as Exhibit 3.1 to
           Southern California Edison Company's Form 8-K dated October 20, 2005, and filed
           October 26, 2005)*
4.1        Southern California Edison Company First Mortgage Bond Trust Indenture, dated as
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
           Form 8-K dated July 22, 1992)*
4.10       Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January
           28, 1993)*
10.1**     Form of 1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit
           10.2 to Southern California Edison Company's Form 10-K for the year ended
           December 31, 1981)*
10.2**     Form of 1985 Deferred Compensation Agreement for Executives (File No. 1-2313,
           filed as Exhibit 10.3 to Southern California Edison Company's Form 10-K for the
           year ended December 31, 1985)*
10.3**     Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313,
           filed as Exhibit 10.4 to Southern California Edison Company's Form 10-K for the
           year ended December 31, 1985)*
10.4**     Director Deferred Compensation Plan as restated May 14, 2002 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended
           June 30, 2002)*
10.4.1**   Director Deferred Compensation Plan Amendment No. 1, effective January 1, 2003
           (File No. 1-9936, filed as Exhibit 10.4.1 to Edison International's Form 10-K for
           the year ended December 31, 2002)*
10.5**     Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as
           Exhibit 10.10 to Edison International's Form 10-K for the year ended December 31,
           1995)*

10.5.1**   Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File
           No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the
           quarter ended June 30, 2002)*
10.6**     Executive Deferred Compensation Plan, as amended and restated January 1, 1998
           (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for
           the quarter ended March 31, 1998)*
10.6.1**   Executive Deferred Compensation Plan Amendment No. 1, effective January 1, 2003
           (File No. 1-9936, filed as Exhibit 10.6.1 to Edison International's Form 10-K for
           the year ended December 31, 2002)*
10.7**     Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as
           Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31,
           1995)*
10.7.1**   Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File
           No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the
           quarter ended June 30, 2002)*
10.8**     Executive Supplemental Benefit Program, as amended January 30, 1990 (File
           No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the
           quarter ended September 30, 1999)*
10.9**     Dispute resolution amendment, adopted November 30, 1989 of 1981 Executive
           Deferred Compensation Plan and 1985 Executive and Director Deferred Compensation
           Plans (File No. 1-9936, filed as Exhibit 10.21 to Edison International's Form
           10-K for the year ended December 31, 1998)*
10.10**    Executive Retirement Plan as restated effective April 1, 1999 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended
           September 30, 1999)*
10.10.1**  Executive Retirement Plan Amendment 2001-1, effective March 12, 2001 (File No.
           1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2001)*
10.10.2**  Executive Retirement Plan Amendment 2002-1, effective January 1, 2003 (File No.
           1-9936, filed as Exhibit 10.10.2 to Edison International's Form 10-K for the year ended December 31, 2002)*
10.11**    Executive Incentive Compensation Plan, effective January 1, 1997 (File No.
           1-9936, filed as Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1997)*
10.12**    Executive Disability and Survivor Benefit Program, effective January 1, 1994
           (File No. 1-9936, filed as Exhibit 10.22 to Edison International's Form 10-K for
           the year ended December 31, 1994)*
10.13**    Retirement Plan for Directors, as amended February 19, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended
           June 30, 1998)*
10.14**    Officer Long-Term Incentive Compensation Plan as amended January 1, 1998 (File
           No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the
           quarter ended March 31, 1998)*
10.15**    Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended
           June 30, 1998)*
10.15.1**  Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No.
           1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2000)*
10.16**    2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2000)*

10.17**    Terms and conditions for 1996 long-term compensation awards under the Officer
           Long-Term Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.2 to Edison International's Form 10-K for the year ended December 31, 1996)*
10.18**    Terms and conditions for 1997 long-term compensation awards under the Officer
           Long-Term Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.3 to Edison International's Form 10-K for the year ended December 31, 1997)*
10.19**    Terms and conditions for 1998 long-term compensation awards under the Equity
           Compensation Plan (File No. 1-9936, filed as Exhibit 10.4 to Edison
           International's Form 10-Q for the quarter ended June 30, 1998)*
10.20**    Terms and conditions for 1999 long-term compensation awards under the Equity
           Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison
           International's Form 10-Q for the quarter ended March 31, 1999)*
10.21**    Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity Compensation Plan, as restated (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2000)*
10.22**    Terms and conditions for 2000 special stock option awards under the Equity
           Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.2 to
           Edison International's Form 10-Q for the quarter ended June 30, 2000)*
10.23**    Terms and conditions for 2001 retention incentives under the Equity Compensation
           Plan (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended March 31, 2001)*
10.24**    Terms and conditions for 2001 exchange offer deferred stock units under the
           Equity Compensation Plan (File No. 1-9936, filed as Attachment C of Exhibit
           (a)(1) to Edison International's Schedule TO-I dated October 26, 2001)*
10.25**    Terms and conditions for 2002 long-term compensation awards under the Equity
           Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to
           Edison International's Form 10-Q for the quarter ended March 31, 2002)*
10.26**    Terms and conditions for 2003 long-term compensation awards under the Equity
           Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to
           Edison International's Form 10-Q for the quarter ended March 31, 2003)*
10.27**    Terms and conditions for 2004 long-term compensation awards under the Equity
           Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to
           Edison International's Form 10-Q for the quarter ended March 31, 2004)*
10.28**    Terms and conditions for 2005 long-term compensation award under the Equity
           Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.2 to
           Edison International's Form 8-K dated December 16, 2004 and filed on December 22,
           2004)*
10.29**    Terms and conditions for 2006 long-term compensation awards under the Equity
           Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.29 to
           Edison International's Form 10-K for the year ended December 16, 2005)*
10.30**    Director Nonqualified Stock Option Terms and Conditions under the Equity
           Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison
           International's Form 10-Q for the quarter ended June 30, 2002)*
10.31**    Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity
           Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison
           International's Form 10-Q for the quarter ended June 30, 2004.)*
10.32**    Estate and Financial Planning Program as amended April 23, 1999 (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended
           June 30, 1999)*
10.33**    Option Gain Deferral Plan as restated September 15, 2000 (File No. 1-9936, filed as Exhibit 10.25 to Edison International's Form 10-K for the year ended December
           31, 2000)*

10.34**    Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer dated February 17, 2000 (File No. 1-9936, filed as
           Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31,
           2000)*
10.35**    Executive Severance Plan as adopted effective January 1, 2001 (File No. 1-9936, filed as Exhibit 10.34 to Edison International's Form 10-K for the year ended
           December 31, 2001)*
10.36**    Amendment to 1985 Deferred Compensation Plan Agreement for Executives and
           Deferred Compensation Plan Deferred Compensation Agreement with John E. Bryson, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.34 to Southern
           California Edison Company's Form 10-K for the year ended December 31, 2003)*
10.37**    Agreement between Edison International and Southern California Edison Company,
           dated December 31, 2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation Plan
           Agreement for Executives, dated September 27, 1985, as amended, and the Deferred
           Compensation Plan Deferred Compensation Agreement, dated November 28, 1984, as amended (File No. 1-2313, filed as Exhibit 10.35 to Southern California Edison
           Company's Form 10-K for the year ended December 31, 2003)*
10.38**    Amendment to 1985 Deferred Compensation Plan Agreement for Directors with
           James M. Rosser, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.36 to Southern California Edison Company's Form 10-K for the year ended December 31,
           2003)*
10.39**    Amendment to 1985 Deferred Compensation Plan Agreement for Executives and
           Deferred Compensation Plan Deferred Compensation Agreement with Harold B. Ray dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.37 to SCE Form 10-K for the year ended December 31, 2003)*
10.40**    Edison International Director Compensation Schedule, adopted May 19, 2005, as amended (File No. 1-9936, filed as Exhibit 10.48 to Edison International's Form
           10-K for the year ended December 31, 2005)*
10.41**    Edison International Director Nonqualified Stock Options 2005 Terms and
           Conditions (File No. 1-9936, filed as Exhibit 99.3 to Edison International's Form
           8-K dated May 19, 2005, and filed on May 25, 2005)*
10.42**    Retirement Agreement, dated as of August 25, 2005, between Southern California
           Edison Company and Robert Foster (File No. 1-2313, filed as Exhibit 10.1 to
           Southern California Edison Company's Form 8-K dated August 25, 2005 and filed on
           August 26, 2005)*
10.43**    Consulting Agreement, dated as of August 25, 2005, between Southern California
           Edison Company and Robert Foster (File No. 1-2313, filed as Exhibit 10.2 to
           Southern California Edison Company's Form 8-K dated August 25, 2005, and filed on
           August 26, 2005)*
10.44**    Legal Fees Reimbursement, dated September 2005 between Southern California Edison
           Company and Robert Foster (File No. 1-2313, filed as Exhibit 10.3 to Southern
           California Edison Company's Form 10-Q for the quarter ended September 30, 2005)*
10.45**    Edison International Director Nonqualified Stock Options 2005 Terms and
           Conditions (File No. 1-2313, filed as Exhibit 99.3 to Edison International's Form
           8-K dated May 19, 2005, and filed on May 25, 2005)*
10.46**    Consulting Agreement, dated as of December 14, 2005, between Southern California
           Edison Company and Harold B. Ray (File No. 1-2313, filed as Exhibit 10.2 to
           Southern California Edison Company's Form 8-K dated December 15, 2005, and filed on December 21, 2005)*

10.47**    Director Deferred Compensation Plan Authorization of Edison International and
           Southern California Edison Company (File No. 1-2313, to Southern California
           Edison Company's Form 8-K dated December 30, 2004, and filed on January 5, 2005)*
10.48**    Form of Indemnity Agreement between Southern California Edison Company and its
           Directors and any officer, employee or other agent designated by the Board of
           Directors (File No. 1-2313, filed as Exhibit 10.5 to Southern California Edison
           Company's Form 10-Q for the period ended June 30, 2005, and filed on August 9,
           2005)*
10.49**    Edison International Executive Perquisites (File No. 1-9936, filed as Exhibit 10.56 to Edison International's Form 10-K for the year ended December 31, 2005)*
10.50**    Deferred Compensation Program Amendments (File No. 1-9936, filed as Exhibit 10.55 to Edison International's Form 10-K for the year ended December 31, 2005)*
10.51**    Southern California Edison Company Named Executive Officer Base Salaries for 2006
10.52.1    Amended and Restated Agreement for the Allocation of Income Tax Liabilities and
           Benefits among Edison International, Southern California Edison Company and The
           Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to
           Edison International's Form 10-Q for the quarter ended September 30, 2002)*
10.52.2    Administrative Agreement re Tax Allocation Payments among Edison International,
           Southern California Edison Company, The Mission Group, Edison Capital, Mission
           Energy Holding Company, Edison Mission Energy, Edison O&M Services, Edison
           Enterprises, and Mission Land Company dated July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.4 to Edison International's Form 10-Q for the quarter ended
           September 30, 2002)*
10.53      Amended and Restated Credit Agreement, dated December 15, 2005 among Southern
           California Edison Company and JPMorgan Chase Bank, N.A., as Administrative Agent,
           Citicorp North America, Inc., as Syndication Agent, and Credit Suisse First
           Boston, Lehman Commercial Paper, Inc., and Wells Fargo Bank, N.A., as
           Documentation Agents (File No. 1-2313, to Southern California Edison Company's
           Form 8-K dated December 15, 2006 and filed on December 21, 2005)*
12         Computation of Ratios of Earnings to Fixed Charges
13         Selected portions of the Annual Report to Shareholders for year ended
           December 31, 2005
23         Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers
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

_____________
  *   Incorporated by reference pursuant to Rule 12b-32.
 **   Indicates a management  contract or  compensatory  plan or  arrangement,  as required by
      Item 15(a)3.