Form 10-Q
period 2006-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 2006-08-08
CIK 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2006
Common Stock, no par value	434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

i

SOUTHERN CALIFORNIA EDISON COMPANY

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
	(Unaudited)
Operating revenue	$2,521	$2,203	$4,739	$4,110
Fuel	237	265	548	520
Purchased power	769	743	1,783	1,131
Provisions for regulatory adjustment clauses – net	(10)	(41)	(371)	24
Other operation and maintenance	639	570	1,254	1,169
Depreciation, decommissioning and amortization	300	231	552	454
Property and other taxes	51	47	105	97
Net gain on sale of utility property and plant	(1)	—	(1)	—
Total operating expenses	1,985	1,815	3,870	3,395
Operating income	536	388	869	715
Interest and dividend income	15	10	30	20
Other nonoperating income	19	18	46	35
Interest expense – net of amounts capitalized	(102)	(96)	(199)	(198)
Other nonoperating deductions	(9)	(11)	(21)	(18)
Income before tax and minority interest	459	309	725	554
Income tax	145	58	228	124
Minority interest	67	85	117	132
Net income	247	166	380	298
Dividends on preferred and preference stock not subject to mandatory redemption	13	5	25	6
Net income available for common stock	$234	$161	$355	$292

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
	(Unaudited)
Net income	$247	$166	$380	$298
Other comprehensive income, net of tax:
Amortization of cash flow hedges	4	1	4	2
Comprehensive income	$251	$167	$384	$300

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and equivalents	$90	$143
Restricted cash	48	57
Margin and collateral deposits	126	178
Receivables, less allowances of $29 and $33 for uncollectible accounts at respective dates	1,026	849
Accrued unbilled revenue	490	291
Inventory	241	220
Trading and price risk management assets	41	237
Regulatory assets	740	536
Other current assets	69	92
Total current assets	2,871	2,603
Nonutility property – less accumulated provision for depreciation of $601 and $569 at respective dates	1,065	1,086
Nuclear decommissioning trusts	2,943	2,907
Other investments	79	80
Total investments and other assets	4,087	4,073
Utility plant, at original cost:
Transmission and distribution	16,845	16,760
Generation	1,446	1,370
Accumulated provision for depreciation	(4,600)	(4,763)
Construction work in progress	1,256	956
Nuclear fuel, at amortized cost	175	146
Total utility plant	15,122	14,469
Regulatory assets	2,904	3,013
Trading and price risk management assets	13	42
Other long-term assets	346	503
Total long-term assets	3,263	3,558

Total assets	$25,343	$24,703

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$518	$—
Long-term debt due within one year	247	596
Accounts payable	794	898
Accrued taxes	426	242
Accrued interest	125	106
Counterparty collateral	30	183
Customer deposits	188	183
Book overdrafts	171	257
Accumulated deferred income taxes – net	121	5
Trading and price risk management liabilities	171	87
Regulatory liabilities	710	681
Other current liabilities	485	723
Total current liabilities	3,986	3,961
Long-term debt	5,052	4,669
Accumulated deferred income taxes – net	2,759	2,815
Accumulated deferred investment tax credits	115	119
Customer advances and other deferred credits	558	550
Trading and price risk management liabilities	94	101
Power-purchase contracts	47	64
Accumulated provision for pensions and benefits	539	500
Asset retirement obligations	2,660	2,621
Regulatory liabilities	2,787	2,962
Other long-term liabilities	279	284
Total deferred credits and other liabilities	9,838	10,016
Total liabilities	18,876	18,646
Commitments and contingencies (Notes 3 and 4)
Minority interest	390	398
Common stock, no par value (434,888,104 shares outstanding at each date)	2,168	2,168
Additional paid-in capital	361	361
Accumulated other comprehensive loss	(12)	(16)
Retained earnings	2,631	2,417
Total common shareholder’s equity	5,148	4,930
Preferred and preference stock not subject to mandatory redemption	929	729
Total shareholders’ equity	6,077	5,659

Total liabilities and shareholders’ equity	$25,343	$24,703

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
In millions	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$380	$298
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	552	454
Other amortization	35	47
Minority interest	117	132
Deferred income taxes and investment tax credits	5	(133)
Regulatory assets – long-term	112	214
Regulatory liabilities – long-term	(174)	(127)
Trading and price risk management assets – long-term	29	(32)
Trading and price risk management liabilities – long-term	(7)	73
Other assets	10	45
Other liabilities	(17)	47
Margin and collateral deposits – net of collateral received	(100)	28
Receivables and accrued unbilled revenue	(224)	(272)
Trading and price risk management assets – short-term	196	(35)
Trading and price risk management liabilities – short-term	84	39
Inventory and other current assets	12	(33)
Regulatory assets – short-term	(204)	(199)
Regulatory liabilities – short-term	29	276
Accrued interest and taxes	203	192
Accounts payable and other current liabilities	(271)	(75)
Net cash provided by operating activities	767	939
Cash flows from financing activities:
Long-term debt issued and issuance costs	822	983
Long-term debt repaid	(681)	(1,041)
Issuance of preference stock	196	395
Redemption of preferred stock	—	(148)
Rate reduction notes repaid	(116)	(116)
Short-term debt financing – net	517	60
Change in book overdrafts	(86)	15
Shares purchased for stock-based compensation	(60)	(63)
Proceeds from stock option exercises	23	33
Excess tax benefits related to stock option exercises	9	—
Minority interest	(125)	(115)
Dividends paid	(154)	(74)
Net cash provided (used) by financing activities	345	(71)
Cash flows from investing activities:
Capital expenditures	(1,089)	(774)
Proceeds from nuclear decommissioning trust sales	1,461	1,006
Purchases of nuclear decommissioning trust investments	(1,544)	(1,057)
Customer advances for construction and other investments	7	11
Net cash used by investing activities	(1,165)	(814)
Net increase (decrease) in cash and equivalents	(53)	54
Cash and equivalents, beginning of period	143	122
Cash and equivalents, end of period	$90	$176

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair statement of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Certain prior-period amounts were reclassified to conform to the June 30, 2006 financial statement presentation.

Income Taxes

SCE’s effective tax rate from net income was 37% and 38% for the three- and six-month periods ended June 30, 2006, respectively, as compared to 26% and 29% for the same periods in 2005. The increased effective tax rate resulted from reductions made to the income tax reserve in 2005 which have not recurred in 2006. The 2005 reserve reductions were made to reflect progress in settlement negotiations relating to income tax audits.

Mohave Generating Station Shutdown

Mohave obtained all of its coal supply from the Black Mesa Mine in northeast Arizona, located on lands of the Navajo Nation and Hopi Tribe (the Tribes). This coal was delivered from the mine to Mohave by means of a coal slurry pipeline, which requires water from wells located on lands belonging to the Tribes in the mine vicinity. Uncertainty over a post-2005 coal and water supply has prevented SCE and other Mohave co-owners from making approximately $1.1 billion in Mohave-related investments (SCE’s share is $605 million), including the installation of enhanced pollution-control equipment required by a 1999 air-quality consent decree in order for Mohave to operate beyond 2005. Accordingly, the plant ceased operations, as scheduled, on December 31, 2005, consistent with the provisions of the consent decree.

On June 19, 2006, SCE announced that it had decided not to move forward with its efforts to return Mohave to service. SCE’s decision was not based on any one factor, but resulted from the conclusion that in light of all the significant unresolved challenges related to returning the plant to service, the plant could not be returned to service in sufficient time to render the necessary investments cost-effective for SCE’s customers. Two of the Mohave co-owners, Nevada Power Company and the Los Angeles Department of Water & Power (DWP), announced that they had reached this same conclusion, while the fourth co-owner, Salt River Project Agricultural Improvement and Power District, has advised SCE that it is still assessing its interest in putting together a successor owner group to allow continued coal operations. All of the co-owners have agreed to work together to

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluate options for disposition of the plant, which conceivably could include, among other potential options, sale of the plant “as is” to a power plant operator, decommissioning and sale to a developer, and decommissioning and apportionment of the land among the owners. At this time, SCE continues to work with the water and coal suppliers to the plant to determine if more clarity around the provision of such services can be provided to any potential acquirer.

Following the suspension of Mohave operations at the end of 2005, the plant’s workforce was reduced from over 300 employees to approximately 224 employees. The impacted employees were notified in April 2006 and the workforce reduction was completed by June 30, 2006. In July 2006, the co-owners decided to further reduce the workforce to 65 employees before the end of 2006. Termination costs for the June terminations of approximately $7 million (SCE’s share) were recorded in the second quarter and deferred in a balancing account authorized in the 2006 General Rate Case (GRC) decision. SCE indicated in July 2006 that it will ensure that remaining Mohave employees are considered for job placement opportunities elsewhere within the company. The amount of termination costs for the second workforce reduction will depend on the success of this effort. Due to this uncertainty, SCE management is unable to predict the amount of termination costs, if any, of the second workforce reduction at this time. However, SCE management believes these costs and other costs associated with the cessation of operations (excluding decommissioning) will range from zero to $14 million (SCE’s share). These additional costs will be recorded and deferred in the Mohave balancing account in late 2006. SCE expects to recover amounts in this balancing account in future rate-making proceedings.

As of June 30, 2006, SCE had a Mohave regulatory asset of approximately $77 million representing unamortized capital costs, and a Mohave regulatory liability for revenue collected for future removal costs of approximately $21 million. Based on the 2006 GRC decision, SCE is allowed to continue to earn its authorized rate of return on the Mohave investment and receive rate recovery for amortization, costs of removal, and operating and maintenance expenses, subject to balancing account treatment, during the three-year 2006 rate case cycle. SCE expects to file a notification with the California Public Utilities Commission (CPUC) regarding the status of Mohave by the end of 2006, and the CPUC may institute an investigation to determine whether to reduce SCE’s rates. At this time, SCE does not anticipate that the CPUC will order a rate reduction. In the past, the CPUC has allowed full recovery of investment for similarly situated plants. However, in a December 2004 decision, the CPUC noted that SCE would not be allowed to recover any unamortized plant balances if SCE could not demonstrate that it took all steps to preserve the “Mohave-open” alternative. SCE believes that it will be able to demonstrate that SCE did everything reasonably possible to return Mohave to service and that its unamortized costs are probable of future rate recovery. However, SCE cannot predict the outcome of any future CPUC action.

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

Prior to adoption of the new accounting standard, SCE presented all tax benefits of deductions resulting from the exercise of stock options as a component of operating cash flows under the caption “Other liabilities” in the consolidated statements of cash flows. The new accounting standard requires the cash flows resulting from the tax benefits that occur from estimated tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $9 million excess tax benefit is classified as a financing cash inflow in 2006.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the adoption of this new accounting standard, SCE recorded a cumulative effect adjustment that increased net income by less than $1 million, net of tax, in the first quarter of 2006 mainly to reflect the change in the valuation method for performance shares classified as liability awards and the use of forfeiture estimates.

In April 2006, the Financial Accounting Standards Board (FASB) issued a Staff Position that specifies how a company should determine the variability to be considered in applying the accounting standard for consolidation of variable interest entities. The pronouncement states that such variability shall be determined based on an analysis of the design of the entity, including the nature of the risks in the entity, the purpose for which the entity was created, and the variability the entity is designed to create and pass along to its interest holders. This new accounting guidance is effective prospectively beginning July 1, 2006, although companies have until December 31, 2006 to elect retrospective application. SCE has not yet selected a transition method.

In July 2006, the FASB issued an interpretation relating to accounting for uncertainty in income taxes. This interpretation clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The effective date is January 1, 2007. SCE is currently assessing the potential impact of the interpretation on its financial condition.

Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

In millions	June 30, 2006	December 31, 2005
	(Unaudited)
Current:
Regulatory balancing accounts	$382	$355
Direct access procurement charges	104	113
Energy derivatives	164	—
Purchased-power settlements	40	53
Other	50	15
	740	536
Long-term:
Flow-through taxes – net	1,118	1,066
Rate reduction notes – transition cost deferral	355	465
Unamortized nuclear investment – net	451	487
Nuclear-related asset retirement investment – net	284	292
Unamortized coal plant investment – net	96	97
Unamortized loss on reacquired debt	320	323
Direct access procurement charges	5	40
Energy derivatives	81	58
Environmental remediation	83	56
Purchased-power settlements	22	39
Other	89	90
	2,904	3,013
Total regulatory assets	$3,644	$3,549

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory liabilities included in the consolidated balance sheets are:

In millions	June 30, 2006	December 31, 2005
	(Unaudited)
Current:
Regulatory balancing accounts	$519	$370
Direct access procurement charges	104	113
Energy derivatives	—	136
Other	87	62
	710	681
Long-term:
Asset retirement obligation	561	584
Costs of removal	2,134	2,110
Direct access procurement charges	4	39
Employee benefits plans	88	229
	2,787	2,962
Total regulatory liabilities	$3,497	$3,643

Related Party Transactions

Four Edison Mission Energy (EME) subsidiaries have 49% to 50% ownership in partnerships that sell electricity generated by their project facilities to SCE under long-term power purchase agreements with terms and pricing approved by the CPUC. Beginning March 31, 2004, SCE consolidates these projects (see “Variable Interest Entities” disclosed in Note 1 of “Notes to Consolidated Financial Statements” included in SCE’s 2005 Annual Report). These variable interest projects hold $26 million in long-term debt due to EME with an interest rate of 5%, due in October 2008. This is included in long-term debt on the consolidated balance sheet.

SCE holds $153 million in notes receivable from affiliates, due in June 2007 comprising of a $78 million note receivable from EME with an interest rate of London Interbank Offered Rate plus 0.275%; and a 4.4%, $75 million note receivable from Edison International. The $75 million note receivable was previously due from a subsidiary of Edison Capital and was transferred and assigned to Edison International in May 2006. Both notes receivable are included in receivables on the consolidated balance sheet.

Stock-Based Compensation

SCE’s stock-based compensation plans primarily include the issuance of Edison International stock options and performance shares. Edison International usually does not issue new common stock for equity awards earned. Rather, a third party is used to facilitate the exercise of stock options and the purchase and delivery of outstanding common stock for settlement of performance shares earned. The amount of cash used to settle stock options exercised was $16 million and $31 million for the quarters ended June 30, 2006 and 2005, respectively, and $45 million and $55 million for the six months ended June 30, 2006 and 2005, respectively. The amount of cash used to settle performance shares classified as equity awards was less than $1 million and zero for the quarters ended June 30, 2006 and 2005, respectively and $19 million and $10 million for the six months ended June 30, 2006 and 2005, respectively. Edison International has approximately 13.7 million shares remaining for future issuance under its stock-based compensation plans, which are described more fully in Note 2.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to January 1, 2006, SCE accounted for these plans using the intrinsic value method. Upon grant, no stock-based compensation cost for stock options was reflected in net income, as the grant date was the measurement date, and all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Previously, stock-based compensation cost for performance shares was remeasured at each reporting period and related compensation expense was adjusted. Previously, SCE did not capitalize stock-based compensation cost related to both unvested awards and new awards. As discussed in “New Accounting Pronouncements” above, effective January 1, 2006, SCE implemented a new accounting standard that requires companies to use the fair value accounting method for stock-based compensation resulting in the recognition of expense for all stock-based compensation awards. SCE recognizes stock-based compensation expense on a straight-line basis over the vesting period. SCE is capitalizing a portion of its stock-based compensation cost related to both unvested awards and new awards. SCE recognizes stock-based compensation expense for awards granted to retirement-eligible participants as follows: for stock-based awards granted prior to January 1, 2006, SCE recognized stock-based compensation expense over the explicit vesting period and accelerated any remaining unrecognized compensation expense when a participant actually retired; for awards granted or modified after January 1, 2006, to participants who are retirement-eligible or will become retirement-eligible prior to the end of the normal vesting period for the award, stock-based compensation will be recognized on a prorated basis over the initial year or over the period between the date of grant and the date the participant first becomes eligible for retirement. If SCE recognized stock-based compensation expense for awards granted prior to January 1, 2006, over a period to the date the participant first became eligible for retirement, stock-based compensation expense would have decreased by less than a million for the quarter ended June 30, 2006, would have increased $2 million for the quarter ended June 30, 2005, would have decreased $1 million for the six months ended June 30, 2006 and would have increased $2 million for the six months ended June 30, 2005.

Total stock-based compensation expense (reflected in the caption “Other operation and maintenance” on the consolidated statements of income) was $6 million and $14 million for the three months ended June 30, 2006, and 2005, respectively and was $12 million and $23 million for the six months ended June 30, 2006, and 2005, respectively. The income tax benefit recognized in the income statement was $2 million and $5 million for the three months ended June 30, 2006, and 2005, respectively and was $5 million and $9 million for the six months ended June 30, 2006, and 2005, respectively. Total stock-based compensation cost capitalized for the three and six months ended June 30, 2006, was $1 million and $2 million, respectively.

The following table illustrates the effect on net income available for common stock if SCE had used the fair-value accounting method for the quarter and six months ended June 30, 2005.

	Three Months Ended June 30,	Six Months Ended June 30,
In millions	2005	2005
	(Unaudited)
Net income available for common stock, as reported	$161	$292
Add: stock-based compensation expense using the intrinsic value accounting method – net of tax	8	14
Less: stock-based compensation expense using the fair-value accounting method – net of tax	6	11
Pro forma net income available for common stock	$163	$295

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Accumulated Other Comprehensive Loss Information

SCE previously disclosed in Note 1 of “Notes to Consolidated Financial Statements” included in SCE’s 2005 Annual Report, that the unrealized losses on cash flow hedges relate to SCE’s interest rate swap. The swap terminated on January 5, 2001 and the related debt originally matured in 2008. This debt was redeemed in April 2006. The remaining balance of $4 million, net of tax, will no longer be reflected in accumulated other comprehensive income.

Supplemental Cash Flows Information

	Six Months Ended June 30,
In millions	2006	2005
	(Unaudited)
Cash payments for interest and taxes:
Interest – net of amounts capitalized	$146	$168
Tax payments	29	44

Non-cash investing and financing activities:

Details of debt exchange:
Pollution-control bonds redeemed	—	$(204)
Pollution-control bonds issued	—	204
Funds held in trust	—	—

Dividends declared but not paid	$73	—

Note 2. Compensation and Benefit Plans

Pension Plans

SCE previously disclosed in Note 6 of “Notes to Consolidated Financial Statements” included in SCE’s 2005 Annual Report that it expects to contribute approximately $51 million to its pension plan in 2006. As of June 30, 2006, $32 million in contributions have been made. SCE anticipates that its original expectation will be met by year-end 2006.

Expense components are:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
	(Unaudited)
Service cost	$26	$25	$51	$49
Interest cost	43	40	85	80
Expected return on plan assets	(57)	(54)	(113)	(108)
Special termination benefits	4	—	4	—
Net amortization and deferral	4	6	9	12
Expense under accounting standards	20	17	36	33
Regulatory adjustment – deferred	(1)	(2)	(3)	(4)
Total expense recognized	$19	$15	$33	$29

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the Mohave shutdown, SCE has incurred costs for special termination benefits. See “Mohave Generating Station Shutdown” in Note 1 for further information.

Postretirement Benefits Other Than Pensions

SCE previously disclosed in Note 6 of “Notes to Consolidated Financial Statements” included in SCE’s 2005 Annual Report that it expects to contribute approximately $77 million to its postretirement benefits other than pensions plans in 2006. As of June 30, 2006, $12 million in contributions have been made. SCE anticipates that its original expectation will be met by year-end 2006.

Expense components are:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
	(Unaudited)
Service cost	$12	$11	$24	$22
Interest cost	30	30	61	60
Expected return on plan assets	(27)	(26)	(54)	(51)
Special termination benefits	3	—	3	—
Amortization of unrecognized prior service costs	(8)	(7)	(15)	(14)
Amortization of unrecognized loss	12	12	23	24
Total expense	$22	$20	$42	$41

Due to the Mohave shutdown, SCE has incurred costs for special termination benefits. See “Mohave Generating Station Shutdown” in Note 1 for further information.

Stock-Based Compensation

Stock Options

Under various plans, SCE may grant stock options at exercise prices equal to the average of the high and low price at the grant date and other awards related to or with a value derived from Edison International common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of four years of continuous service, with expense recognized evenly over the vesting period, except for awards granted to retirement-eligible participants, as discussed in “Stock-Based Compensation” in Note 1. Stock-based compensation expense associated with stock options (including amounts capitalized) was $7 million for the three months ended June 30, 2006 and $12 million for the six months ended June 30, 2006 (including amounts capitalized). Under prior accounting rules, there was no comparable expense recognized for the same period in 2005. See “Stock-Based Compensation” in Note 1 for further discussion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
Expected terms (in years)	9 to 10	9 to 10	9 to 10	9 to 10
Risk-free interest rate	4.3% – 4.5%	4.2% – 4.3%	4.3% – 4.5%	4.2% – 4.3%
Expected dividend yield	2.6% – 2.8%	2.5% – 2.8%	2.4% – 2.8%	2.5% – 3.1%
Weighted-average expected dividend yield	2.7%	2.7%	2.4%	3.1%
Expected volatility	16.8% – 17.5%	18.7% – 19.2%	16.2% – 17.5%	18.7% – 19.6%
Weighted-average volatility	17.2%	18.9%	16.3%	19.6%

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

A summary of the status of Edison International stock options granted to SCE employees is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(Unaudited)
Outstanding at December 31, 2005	8,587,248	$23.22
Granted	1,191,665	$44.23
Expired	—	—
Forfeited	(10,408)	$31.00
Exercised	(1,061,580)	$21.93
Outstanding at June 30, 2006	8,706,925	$26.20
Vested and expected to vest at June 30, 2006	8,335,086	$25.99	6.60	$116,420,314
Exercisable at June 30, 2006	4,601,113	$22.14	5.21	$81,980,331

The weighted-average grant-date fair value of options granted during the quarters ended June 30, 2006 and 2005 was $13.68 and $13.29, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $14.45 and $11.71, respectively. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005, was $7 million and $13 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $22 million and $21 million, respectively. At June 30, 2006, there was $32 million of total unrecognized compensation cost related to stock options, net of expected forfeitures. That cost is expected to be recognized over a weighted-average period of approximately two years. The fair value of options vested for the quarters and six months ended June 30, 2006 and 2005 was $3 million and $4 million, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash received from options exercised for the quarters ended June 30, 2006 and 2005, was $9 million and $18 million, respectively, and for the six months ended June 30, 2006 and 2005, was $23 million and $33 million, respectively. The estimated tax benefit from options exercised for the six months ended June 30, 2006 and 2005, was $9 million and $9 million, respectively.

Performance Shares

A target number of contingent performance shares were awarded to executives in January 2004, January 2005 and March 2006, and vest at the end of December 2006, 2007 and 2008, respectively. Dividend equivalents associated with these performance shares accumulate without interest and will be payable in cash following the end of the performance period when the performance shares are paid, although Edison International has discretion to pay certain dividend equivalents in Edison International common stock. The vesting of Edison International’s performance shares is dependent upon a market condition and three years of continuous service subject to a prorated adjustment for employees who are terminated under certain circumstances or retire, but payment cannot be accelerated. The market condition is based on Edison International’s common stock performance relative to the performance of a specified group of companies at the end of a three-calendar-year period. The number of performance shares earned is determined based on Edison International’s ranking among these companies. Dividend equivalents will be adjusted to correlate to the actual number of performance shares paid. Performance shares earned are settled half in cash and half in common stock; however, Edison International has discretion under certain of the awards to pay the half subject to cash settlement in common stock. Additionally, cash awards are substituted to the extent necessary to pay tax withholding or any government levies. The portion of performance shares settled in cash is classified as a share-based liability award. The fair value of these shares is remeasured at each reporting period and the related compensation expense is adjusted. The portion of performance shares payable in common stock is classified as a share-based equity award. Compensation expense related to these shares is based on the grant-date fair value. Performance shares expense is recognized ratably over the vesting period based on the fair values determined, except for awards granted to retirement-eligible participants, as discussed in “Stock-Based Compensation” in Note 1. Stock-based compensation expense associated with performance shares (including amounts capitalized) was $1 million and $11 million for the three months ended June 30, 2006 and 2005, respectively, and $2 million and $17 million for the six months ended June 30, 2006 and 2005, respectively.

The performance shares’ fair value is determined using a Monte Carlo simulation valuation model. The Monte Carlo simulation valuation model requires a risk-free interest rate and an expected volatility rate assumption. The risk-free interest rate is based on a 52-week historical average of the three-year semi-annual coupon U.S. Treasury note and is used as proxy for the expected return for the specified group of companies. Volatility is based on the historical volatility of Edison International’s common stock for the recent 36 months. Historical volatility for each company in the specified group is obtained from a financial data services provider.

Edison International’s risk-free interest rate and expected volatility used to determine the grant date fair values for the 2006 and 2005 performance shares classified as share-based equity awards was 4.1% and 16.2%, respectively, and 2.7% and 27.7%, respectively. The portion of performance shares classified as share-based liability awards are revalued at each reporting period. The risk-free interest rate and expected volatility rate used to determine the fair value as of June 30, 2006 was 4.5% and 17.2%, respectively.

The total intrinsic value of performance shares settled during the quarters ended June 30, 2006 and 2005, was $1 million and zero, respectively, which included cash paid to settle the performance shares classified as liability awards for the three months ended June 30, 2006 and 2005, of $1 million and zero, respectively. The total intrinsic value of performance shares settled during the six months ended June 30, 2006 and 2005, was $38 million and $21 million, respectively, which included cash paid to settle the performance shares classified as

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability awards for the six months ended June 30, 2006 and 2005, of $9 million and $5 million, respectively. At June 30, 2006, there was $7 million (based on the June 30, 2006 fair value of performance shares classified as liability awards) of total unrecognized compensation cost related to performance shares. That cost is expected to be recognized over a weighted-average period of less than 2 years. The fair values of performance shares vested during the quarters and six-month periods ended June 30, 2006 and 2005, were less than $1 million and zero, respectively.

A summary of the status of Edison International nonvested performance shares granted to SCE employees and classified as equity awards is as follows:

		Weighted-Average
	Performance Shares	Grant-Date Fair Value
	(Unaudited)
Nonvested at, December 31, 2005	146,280	$39.08
Granted	47,240	$53.12
Forfeited	(1,697)	$36.53
Paid out	(5,057)	$39.77
Nonvested at June 30, 2006	186,766	$42.58

The weighted-average grant-date fair value of performance shares classified as equity awards granted during the six months ended June 30, 2005, was $46.09.

A summary of the status of Edison International nonvested performance shares granted to SCE employees and classified as liability awards (the current portion is reflected in the caption “Other current liabilities” and the long-term portion is reflected in “Accumulated provision for pensions and benefits” on the consolidated balance sheets) is as follows:

	Performance Shares	Weighted-Average Fair Value
	(Unaudited)
Nonvested at, December 31, 2005	146,400
Granted	47,307
Forfeited	(1,699)
Paid out	(5,058)

Nonvested at June 30, 2006	186,950	$76.06

Note 3. Contingencies

In addition to the matters disclosed in these Notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. SCE believes the outcome of these other proceedings will not materially affect its results of operations or liquidity.

2006 General Rate Case (GRC) Proceeding

In December 2004, SCE filed its application for a 2006 GRC and subsequently revised its requested 2006 base rate revenue requirement to $3.96 billion, an increase of $465 million over SCE’s 2005 base rate revenue. When

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a one-time credit of $140 million from an existing balancing account overcollection was applied, SCE’s requested increase was $325 million. SCE also proposed revised base rate revenue increases of $108 million for 2007 and $113 million for 2008.

On May 11, 2006, the CPUC issued its final decision authorizing an increase of $274 million over SCE’s 2005 base rate revenue, retroactive to January 12, 2006. When the one-time credit of $140 million from an existing balancing account overcollection was applied, SCE’s authorized increase was $134 million. The CPUC also authorized increases of $74 million in 2007 and $104 million in 2008. The decision substantially approved SCE’s request to continue its capital investment program for infrastructure replacement and expansion, with authorized revenue in excess of costs for this program subject to refund. In addition, the decision provided for balancing accounts for pensions, postretirement medical benefits and certain incentive compensation expenses.

During the second quarter of 2006, SCE implemented the 2006 GRC decision and resolved an outstanding regulatory issue which resulted in a pre-tax benefit of approximately $175 million. The implementation of the 2006 GRC decision retroactive to January 12, 2006 mainly resulted in revenue of $50 million related to the revenue requirement for the period January 12, 2006 through May 31, 2006, partially offset by the implementation of the new depreciation rates resulting in increased depreciation expense of approximately $25 million for the period January 12, 2006 through May 31, 2006. In addition, there was a favorable resolution of a one-time issue related to a portion of revenue collected during the 2001–2003 period for state income taxes. SCE was able to determine through the 2006 GRC decision and other regulatory proceedings that the level of revenue collected during the period was appropriate, and as a result recorded a pre-tax gain of $135 million.

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

SCE’s recorded estimated minimum liability to remediate its 24 identified sites is $82 million. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded liability by up to $117 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 31 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $10 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $32 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $83 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $25 million. Recorded costs for the twelve months ended June 30, 2006 were $14 million.

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

Federal and State Income Taxes

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Energy Regulatory Commission (FERC) Refund Proceedings

In 2000, the FERC initiated an investigation into the justness and reasonableness of rates charged by sellers of electricity in the California Power Exchange (PX) and California Independent System Operator (ISO) markets. On March 26, 2003, the FERC staff issued a report concluding that there had been pervasive gaming and market manipulation of both the electric and natural gas markets in California and on the West Coast during 2000–2001 and describing many of the techniques and effects of that market manipulation. SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets. SCE is required to refund to customers 90% of any refunds actually realized by SCE net of litigation costs, except for the El Paso Natural Gas Company settlement agreement (see discussion in Note 9 of “Notes to Consolidated Financial Statements” in Edison International’s 2005 Annual Report), and 10% will be retained by SCE as a shareholder incentive. A brief summary of the various settlements is below:

•	In November 2005, the FERC approved a settlement agreement among SCE, Pacific Gas and Electric (PG&E) and San Diego Gas & Electric (SDG&E) and several governmental entities, and Enron Corporation and a number of its affiliates (collectively Enron), most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In January 2006, SCE received cash settlement proceeds of $4 million and anticipates receiving approximately $5 million in additional cash proceeds assuming certain contingencies are satisfied. SCE also received an allowed, unsecured claim against one of the Enron debtors in the amount of $241 million. In February 2006, SCE received a partial distribution of $10 million of its allowed claim. In April 2006, SCE received a distribution on its allowed bankruptcy claim against one of the Enron debtors of approximately $29 million, and 196,245 shares of common stock of Portland General Electric Company with an aggregate value of approximately $5 million. The remaining amount of the allowed claim that will actually be realized will depend on events in Enron’s bankruptcy that impact the value of the relevant debtor estate.

•	In December 2005, the FERC approved a settlement agreement among SCE, PG&E, SDG&E, several governmental entities and certain other parties, and Reliant Energy, Inc. and a number of its affiliates. In January 2006, SCE received its $65 million share of the settlement proceeds. In March 2006, SCE received an additional $61 million.

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

On August 2, 2006, the United States Court of Appeals for the Ninth Circuit issued an opinion regarding the scope of refunds issued by the FERC. The Ninth Circuit widened the time period during which refunds could be issued to include the summer of 2000 for tariff violations and broadened the categories of transactions that could be subject to refund. The Ninth Circuit also held that the FERC’s company-specific, nonpublic investigations could not prevent parties from seeking relief through litigation. As a result of this decision, SCE may be able to recover additional refunds from sellers of electricity who manipulated the electric markets.

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

Customer Satisfaction

SCE received two letters in 2003 from one or more anonymous employees alleging that personnel in the service planning group of SCE’s transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization. The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties for customer satisfaction. SCE recorded aggregate customer satisfaction rewards of $28 million for the years 1998, 1999 and 2000. Potential customer satisfaction rewards aggregating $10 million for the years 2001 and 2002 are pending before the CPUC and have not been recognized in income by SCE. SCE also anticipated that it could be eligible for customer satisfaction rewards of approximately $10 million for 2003.

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

SCE has taken remedial action as to the customer satisfaction survey misconduct by disciplining employees and terminating the employment of employees, including several supervisory personnel, updating system process and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing. Performance incentive rewards for customer satisfaction expired in 2003 pursuant to the 2003 GRC.

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

As a result of these findings, SCE proposed to the CPUC that it not collect any reward under the mechanism and return to ratepayers the $20 million it has already received. Therefore, SCE accrued a $20 million charge in 2004 for the potential refund of these rewards. SCE has also proposed to withdraw the pending rewards for the 2001–2003 time frames.

SCE has taken remedial action to address the issues identified, including revising its organizational structure and overall program for environmental, health and safety compliance, disciplining employees who committed wrongdoing and terminating an employee. SCE submitted a report on the results of its investigation to the CPUC on December 3, 2004.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CPUC Investigation

On June 15, 2006, the CPUC instituted a formal investigation to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, injury and illness reporting, and system reliability portions of PBR. The CPUC also may consider whether to impose additional penalties on SCE.

Also on June 15, 2006, the Consumer Protection and Safety Division (CPSD) of the CPUC also issued its report regarding SCE’s PBR program. In that report, the CPSD recommended that the CPUC order SCE to (1) implement the commitments SCE made in its internal investigations to refund and forgo earned and pending rewards totaling $14 million for the service planning and meter reading customer satisfaction components of PBR and totaling $35 million for the safety component of PBR; (2) pay an additional $56 million, based on the assumption that, absent the data falsification and inadequate recordkeeping, SCE’s planning and meter reading customer satisfaction performance would have incurred the maximum PBR penalty ($21 million), and its safety performance would have incurred the maximum PBR penalty ($35 million); (3) investigate the other customer satisfaction components of SCE’s PBR program, including phone center, in-person services, and field delivery services, and order SCE to refund an as yet unquantified amount; (4) refund other, as yet unquantified, ratepayer costs; and (5) pay as yet unquantified statutory fines for alleged improper administration of the PBR program and alleged filing of misleading information. If imposed, such fines could range from $500 to $20,000 per day for each action determined to be a violation, over the seven years during which the PBR program was in effect.

Evidentiary hearings which will address the planning and meter reading components of customer satisfaction, safety, issues related to SCE’s administration of the survey, and statutory fines associated with those matters are scheduled to take place in the fourth quarter of 2006. A schedule has not been set to address the other components of customer satisfaction, system reliability, and other issues. SCE cannot predict the outcome of these matters or estimate the potential amount of any additional refunds, disallowances, or penalties that may be required.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain transmission service related charges. The order reversed an arbitrator’s award that had affirmed the ISO’s characterization in May 2000 of the charges as Intra-Zonal Congestion costs and allocation of those charges to schedule coordinators in the affected zone within the ISO transmission grid. The April 20, 2004 order directed the ISO to shift the costs from schedule coordinators in the affected zone to the responsible participating transmission owner, SCE. The potential cost to SCE, net of amounts SCE expects to receive through the PX, SCE’s schedule coordinator at the time, is estimated to be approximately $20 million to $25 million, including interest. On April 20, 2005, the FERC stayed its April 20, 2004 order during the pendency of SCE’s appeal filed with the Court of Appeals for the D.C. Circuit. On March 7, 2006, the Court of Appeals remanded the case back to the FERC at the FERC’s request and with SCE’s consent. A decision is expected in late 2006. The FERC may require SCE to pay these costs, but SCE does not believe this outcome is probable. If SCE is required to pay these costs, SCE may seek recovery in its reliability service rates.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Court of Appeals for the Federal Circuit, acting on a suggestion filed by the Navajo Nation on remand from the Supreme Court’s March 4, 2003 decision held, in an October 24, 2003 decision, that the Supreme Court’s decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question. On March 16, 2004, the Federal Circuit issued an order remanding the case against the Government to the Court of Federal Claims, which considered (1) whether the Navajo Nation previously waived its “network of other laws” argument and, (2) if not, whether the Navajo Nation can establish that the Government breached any fiduciary duties pursuant to such “network.” On December 20, 2005, the Court of Federal Claims issued its ruling and found that although there was no waiver, the Navajo Nation did not establish that a “network of other laws” created a judicially enforceable trust obligation. The Navajo Nation filed a notice of appeal from this ruling on February 14, 2006. The Navajo Nation’s opening brief was filed on June 7, 2006 and the Government filed its brief on July 20, 2006. No date for oral argument has been set.

Pursuant to a joint request of the parties, the D.C. District Court granted a stay of the action in that court to allow the parties to attempt to resolve, through facilitated negotiations, all issues associated with Mohave. Negotiations are ongoing and the stay has been continued until further order of the court.

SCE cannot predict the outcome of the 1999 Navajo Nation’s complaint against SCE, the impact on the complaint of the Supreme Court’s decision and the December 2005 Court of Federal Claims ruling in the Navajo Nation’s suit against the Government, or the impact on the facilitated negotiations of SCE’s recently announced decision to discontinue efforts to return Mohave to service.

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

On August 26, 2005, SCE filed an application for rehearing and a petition for modification of the CPUC’s July 21, 2005 decision. On January 26, 2006, the CPUC denied SCE’s application for rehearing of the decision. On May 25, 2006, the CPUC issued a decision denying SCE’s petition for modification.

SCE could have deficits in meeting its renewable procurement obligations for 2003 and 2004. However, based on the CPUC’s rules for compliance with renewable procurement targets, SCE may have until 2007 to make up these deficits before becoming subject to penalties for those years or may not have deficits at all. The CEC’s and the CPUC’s treatment of the output from the geothermal facilities could also result in SCE being deemed to be out of compliance in 2005 and 2006.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under current CPUC decisions, potential penalties for SCE’s failure to achieve its renewable procurement obligations for any year will be considered by the CPUC in the context of the CPUC’s review of SCE’s annual compliance filing. Under the CPUC’s current rules, the maximum penalty for failing to achieve renewable procurement targets is $25 million per year. SCE cannot predict whether it will be assessed penalties.

Scheduling Coordinator Tariff Dispute

SCE serves as a scheduling coordinator for the Los Angeles DWP over the ISO-controlled grid. In late 2003, SCE began charging the DWP under a tariff subject to refund for FERC-authorized charges incurred by SCE on the DWP’s behalf. The scheduling coordinator charges are billed to the DWP under a FERC tariff that remains subject to dispute. The DWP has paid the amounts billed under protest but requested that FERC declare that SCE was obligated to serve as the DWP’s scheduling coordinator without charge. The FERC accepted SCE’s tariff for filing, but held that the rates charged to the DWP have not been shown to be just and reasonable and thus made them subject to refund and further review by the FERC. As a result, SCE could be required to refund all or part of the amounts collected from the DWP under the tariff. As of June 30, 2006, SCE has accrued a $31 million charge to earnings for the potential refunds. If the FERC ultimately rules that SCE may not collect the scheduling coordinator charges from the DWP and requires the amounts collected to be refunded to the DWP, SCE would attempt to recover the scheduling coordinator charges from all transmission grid customers through another regulatory mechanism. However, the availability of other recovery mechanisms is uncertain, and ultimate recovery of the scheduling coordinator charges cannot be assured.

Settlement Agreement with Duke Energy Trading and Marketing, LLC

On May 10, 2006, SCE filed an application with the CPUC for approval of a settlement agreement between SCE and Duke Energy Trading and Marketing, LLC (DETM) that resolves disputes arising from DETM’s termination of certain bilateral power supply contracts in early 2001. Under the settlement, DETM will make principal and interest payments to SCE of approximately $75 million, which SCE proposes will be refunded to ratepayers through the energy resource recovery account mechanism. The settlement, once approved, will also permit $58 million in liabilities that SCE had previously recorded with respect to the DETM terminated contracts to be reversed, which will result in an equivalent gain being recorded by SCE. SCE’s application to the CPUC requests that this gain not be refunded to ratepayers since these liabilities were not funded by ratepayers. The recorded liabilities consist of $40 million in cash collateral received from DETM in 2000 and $18 million in power purchase payments that SCE, in light of DETM’s termination of the bilateral contracts, withheld for energy delivered by DETM in January 2001. A decision on SCE’s application for approval of the settlement is not expected until the end of 2006 or early 2007. SCE cannot predict the outcome of this matter.

Spent Nuclear Fuel

Under federal law, the United States Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE did not meet its obligation to begin acceptance of spent nuclear fuel not later than January 31, 1998. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or other nuclear power plants. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983 (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to 0.1¢-per-kWh of nuclear-generated electricity sold after April 6, 1983. On January 29, 2004, SCE, as operating agent, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for the DOE’s failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. The case was stayed through April 7, 2006, when SCE and the DOE filed a Joint Status Report in which

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE sought to lift the stay and the government opposed lifting the stay. On June 5, 2006, the Court of Federal Claims lifted the stay on SCE’s case and established a discovery schedule. A Joint Status Report is due on September 7, 2007 regarding further proceedings in this case presumably including establishing a trial date.

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

Fuel Supply Commitments

During the first quarter of 2006, the nuclear fuel commitments increased due to the additional costs associated with uranium enrichment and fuel fabrication services. SCE’s additional nuclear fuel commitments are currently estimated to be: 2006 – $9 million; 2007 – $6 million; 2008 – $4 million; 2009 – $8 million; and 2010 –$2 million.

Leases and Power-Purchase Contracts

During the second quarter of 2006, SCE modified and extended two power-purchase contracts. Since unit-specific contracts (signed or modified after June 30, 2003) in which SCE takes virtually all of the output of a facility are generally considered to be leases under accounting rules, as a result of this modification SCE reclassified these power-purchase contracts to operating lease commitments. SCE’s power purchase obligations in 2006 and 2007 decreased and operating lease obligations increased by $11 million and $19 million, respectively. As a result of the extension of the contracts the operating lease commitments increased in 2008 and 2009 by $23 million for each year.

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

SCE provides other indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specified environmental indemnities and income taxes with respect to assets sold. SCE’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances SCE may have recourse against third parties for certain indemnities. The obligated amounts of these indemnifications often are not explicitly stated, and the overall maximum amount of the obligation under these indemnifications cannot be reasonably estimated. SCE has not recorded a liability related to these indemnities.

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

SCE’s business segment information including all line items with VIE activities, is:

In millions	Electric Utility	VIEs	Eliminations	SCE
	(Unaudited)
Balance Sheet Items as of June 30, 2006:
Cash and equivalents	$12	$78	$—	$90
Accounts receivable – net	994	140	(108)	1,026
Inventory	222	19	—	241
Other current assets	67	2	—	69
Nonutility property – net of depreciation	734	331	—	1,065
Other long-term assets	337	9	—	346
Total assets	24,872	579	(108)	25,343
Accounts payable	783	119	(108)	794
Accrued interest	124	1	—	125
Other current liabilities	483	2	—	485
Long-term debt	4,998	54	—	5,052
Asset retirement obligations	2,647	13	—	2,660
Minority interest	—	390	—	390
Total liabilities and shareholders’ equity	24,872	579	(108)	25,343

Balance Sheet Items as of December 31, 2005:
Cash and equivalents	$23	$120	$—	$143
Accounts receivable – net	794	174	(119)	849
Inventory	202	18	—	220
Other current assets	88	4	—	92
Nonutility property – net of depreciation	741	345	—	1,086
Other long-term assets	493	10	—	503
Total assets	24,151	671	(119)	24,703
Accounts payable	813	204	(119)	898
Other current liabilities	721	2	—	723
Long-term debt	4,615	54	—	4,669
Asset retirement obligations	2,608	13	—	2,621
Minority interest	—	398	—	398
Total liabilities and shareholders’ equity	24,151	671	(119)	24,703

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)
Income Statement Items for the Three Months Ended June 30, 2006:
Operating revenue	$2,435	$263	$(177)	$2,521
Fuel	76	161	—	237
Purchased power	946	—	(177)	769
Other operation and maintenance	613	26	—	639
Depreciation, decommissioning and amortization	291	9	—	300
Total operating expenses	1,966	196	(177)	1,985
Operating income	469	67	—	536
Minority interest	—	67	—	67
Net income	247	—	—	247

	(Unaudited)
Income Statement Items for the Six Months Ended June 30, 2006:
Operating revenue	$4,535	$572	$(368)	$4,739
Fuel	163	385	—	548
Purchased power	2,151	—	(368)	1,783
Other operation and maintenance	1,202	52	—	1,254
Depreciation, decommissioning and amortization	534	18	—	552
Total operating expenses	3,783	455	(368)	3,870
Operating income	752	117	—	869
Minority interest	—	117	—	117
Net income	380	—	—	380

	(Unaudited)
Income Statement Items for the Three Months Ended June 30, 2005:
Operating revenue	$2,101	$323	$(221)	$2,203
Fuel	60	205	—	265
Purchased power	964	—	(221)	743
Other operation and maintenance	546	24	—	570
Depreciation, decommissioning and amortization	222	9	—	231
Total operating expenses	1,798	238	(221)	1,815
Operating income	303	85	—	388
Minority interest	—	85	—	85
Net income	166	—	—	166

	(Unaudited)
Income Statement Items for the Six Months Ended June 30, 2005:
Operating revenue	$3,907	$597	$(394)	$4,110
Fuel	122	398	—	520
Purchased power	1,525	—	(394)	1,131
Other operation and maintenance	1,121	48	—	1,169
Depreciation, decommissioning and amortization	435	19	—	454
Total operating expenses	3,324	465	(394)	3,395
Operating income	583	132	—	715
Minority interest	—	132	—	132
Net income	298	—	—	298
*	VIE segment revenue includes sales to the electric utility segment, which is eliminated in revenue and purchased power in the consolidated statements of income.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Liabilities and Lines of Credit

Short-term debt is used to finance fuel inventories, balancing account undercollections and general, temporary cash requirements. At June 30, 2006, the outstanding short-term debt and weighted-average interest rate was $518 million at 5.35%. This short-term debt is supported by a credit line.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) for the three- and six-month periods ended June 30, 2006 discusses material changes in the financial condition, results of operations and other developments of Southern California Edison Company (SCE) since December 31, 2005, and as compared to the three- and six-month periods ended June 30, 2005. This discussion presumes that the reader has read or has access to SCE’s MD&A for the calendar year 2005 (the year-ended 2005 MD&A), which was included in SCE’s 2005 annual report to shareholders and incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

Additional information about risks and uncertainties, including more detail about the factors described above, are discussed throughout this MD&A and in the “Risk Factors” section included in Part I, Item 1A of SCE’s Annual Report on Form 10-K for the year ended December 31, 2005. Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE’s business. Forward-looking statements speak only as of the date they are made and SCE is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by SCE with the Securities and Exchange Commission.

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

CURRENT DEVELOPMENTS

2006 General Rate Case Proceeding

On May 11, 2006, the CPUC issued its final decision authorizing an increase of $274 million over SCE’s 2005 base rate revenue, retroactive to January 12, 2006. The CPUC also authorized increases of $74 million in 2007 and $104 million in 2008. See “Regulatory Matters—Current Regulatory Developments—2006 General Rate Case Proceeding” for further discussion.

2006 FERC Rate Case

On July 6, 2006, the FERC approved a settlement that set a revenue requirement of $312 million, which increases SCE’s revenue requirement by $26 million over current base transmission rates. See “Regulatory Matters—Current Regulatory Developments—2006 FERC Rate Case” for further discussion.

Mohave Generating Station and Related Proceedings

On June 19, 2006, SCE announced that it had decided not to move forward with its efforts to return Mohave to service. SCE’s decision was not based on any one factor, but resulted from the conclusion that in light of all the significant unresolved challenges related to returning the plant to service, the plant could not be returned to service in sufficient time to render the necessary investments cost-effective for SCE’s customers. See “Regulatory Matters—Current Regulatory Developments—Mohave Generating Station and Related Proceedings” for further discussion.

LIQUIDITY

Overview

As of June 30, 2006, SCE had cash and equivalents of $90 million ($78 million of which was held by SCE’s consolidated Variable Interest Entities). As of June 30, 2006, long-term debt, including current maturities of long-term debt, was $5.3 billion. In December 2005, SCE replaced its $1.25 billion credit facility with a $1.7 billion five-year senior secured credit facility. The security pledged (first and refunding mortgage bonds) for the new facility can be removed at SCE’s discretion. If SCE chooses to remove the security, the credit facility’s pricing will change to an unsecured basis per the terms of the credit facility agreement. As of June 30, 2006, SCE’s credit facility supported $236 million in letters of credit and $518 million of commercial paper outstanding, leaving $946 million available under the credit facility.

SCE’s estimated cash outflows during the twelve-month period following June 30, 2006 consist of:

•	Debt maturities of approximately $247 million of rate reduction notes that have a separate nonbypassable recovery mechanism approved by state legislation and CPUC decisions;

•	Projected capital expenditures primarily to replace and expand distribution and transmission infrastructure and construct generation assets;

•	Dividend payments to SCE’s parent company. SCE made dividend payments to Edison International of $71 million on January 16, 2006, and $60 million on both April 28, 2006 and July 24, 2006;

•	Fuel and procurement-related costs (see “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings”); and

•	General operating expenses.

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

Credit Ratings

At June 30, 2006, SCE’s credit rating on long-term senior secured debt from Standard & Poor’s Rating Services and Moody’s Investors Service were BBB+ and A3, respectively. At June 30, 2006, SCE’s short-term (commercial paper) credit ratings from Standard & Poor’s and Moody’s were A-2 and P-2, respectively.

Dividend Restrictions and Debt Covenants

The CPUC regulates SCE’s capital structure and limits the dividends it may pay Edison International. In SCE’s most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE determines compliance with this capital structure based on a 13-month weighted-average calculation. At June 30, 2006, SCE’s 13-month weighted-average common equity component of total capitalization was 49%. At June 30, 2006, SCE had the capacity to pay $152 million in additional dividends based on the 13-month weighted-average method. Based on recorded June 30, 2006 balances, SCE’s common equity to total capitalization ratio, for rate-making purposes, was 49%. SCE had the capacity to pay $156 million of additional dividends to Edison International based on June 30, 2006 recorded balances.

SCE has a debt covenant in its credit facility that requires a debt to total capitalization ratio of less than or equal to 0.65 to 1 to be met. At June 30, 2006, SCE’s debt to total capitalization ratio was 0.47 to 1.

Margin and Collateral Deposits

SCE has entered into certain margining agreements for power and gas trading activities in support of its procurement plan as approved by the CPUC. SCE’s margin deposit requirements under these agreements can vary depending upon the level of unsecured credit extended by counterparties and brokers and changes in market prices relative to contractual commitments, and other factors. At June 30, 2006, SCE had a net deposit of $183 million (consisting of $106 million in cash and reflected in “Margin and collateral deposits” on the balance sheet and $77 million in letters of credit) with a broker. In addition, SCE has deposited $179 million (consisting of $20 million in cash and reflected in “Margin and collateral deposits” on the balance sheet and $159 million in letters of credit) with other brokers and counterparties. Cash deposits with brokers and counterparties earn interest at various rates.

Margin and collateral deposits in support of power contracts and trading activities fluctuate with changes in market prices. Future margin and collateral requirements may be higher or lower than the margin collateral requirements as of June 30, 2006, based on future market prices and volumes of contractual and trading activity.

REGULATORY MATTERS

Current Regulatory Developments

This section of the MD&A describes significant regulatory issues that may impact SCE’s financial condition or results of operation.

Impact of Regulatory Matters on Customer Rates

SCE is concerned about high customer rates, which were a contributing factor that led to the deregulation of the electric services industry during the mid-1990s. At January 1, 2005, SCE’s system average rate for bundled customers was 12.2¢-per-kilowatt-hour. As of December 31, 2005, the system average rate was 12.6¢-per-kilowatt-hour. On January 1, 2006, SCE implemented a rate change that resulted in a system average rate of 13.7¢-per-kilowatt-hour. Of the 1.1¢ rate increase, 1¢ was due to the implementation of the California Department of Water Resources’ (CDWR) 2006 revenue requirement approved by the CPUC on December 1, 2005.

SCE implemented another rate change on February 4, 2006. As a result, SCE’s system average rate increased to 14.3¢-per-kilowatt-hour. The rate increase was due to a 1.2¢ increase resulting from the implementation of SCE’s 2006 Energy Resource Recovery Account (ERRA) forecast discussed below, partially offset by a decrease of 0.7¢ due to spreading of the revenue requirement over a larger customer base resulting from forecast sales growth. In addition, the rate change includes authorized increases in funding for energy efficiency programs.

As of June 4, 2006, SCE’s system average rate was 14.5¢-per-kilowatt-hour after increases associated with demand response program funding and FERC transmission-related rates. Except for residential rates, on August 1, 2006, SCE implemented in rates the 2006 General Rate Case (GRC) decision and modified the FERC-jurisdictional base transmission-related rates for the revised revenue requirement approved in the settlement discussed below. To mitigate the impact of further rate increases on residential customers during a period of record heat conditions in Southern California, on July 26, 2006, the CPUC granted SCE’s request to defer the residential rate increase to November 1, 2006. On July 27, 2006, SCE filed an advice letter with the CPUC seeking approval of the mechanism in which SCE will collect the authorized revenue earned during this three-month deferral period. SCE’s current system average rate, as of August 1, 2006, is approximately 14.7¢-per-kWh.

2006 General Rate Case Proceeding

On December 21, 2004, SCE filed its application for a 2006 GRC and subsequently revised its requested 2006 base rate revenue requirement to $3.96 billion, an increase of $465 million over SCE’s 2005 base rate revenue. When a one-time credit of $140 million from an existing balancing account overcollection was applied, SCE’s requested increase was $325 million. SCE also proposed revised base rate revenue increases of $108 million for 2007 and $113 million for 2008.

On May 11, 2006, the CPUC issued its final decision authorizing an increase of $274 million over SCE’s 2005 base rate revenue, retroactive to January 12, 2006. When the one-time credit of $140 million from an existing balancing account overcollection was applied, SCE’s authorized increase was $134 million. The CPUC also authorized increases of $74 million in 2007 and $104 million in 2008. The decision substantially approved SCE’s request to continue its capital investment program for infrastructure replacement and expansion, with authorized revenue in excess of costs for this program subject to refund. In addition, the decision provided for balancing accounts for pensions, postretirement medical benefits and certain incentive compensation expense.

During the second quarter of 2006, SCE implemented the 2006 GRC decision and resolved an outstanding regulatory issue which resulted in a pre-tax benefit of approximately $175 million. The implementation of the

2006 GRC decision retroactive to January 12, 2006 mainly resulted in revenue of $50 million related to the revenue requirement for the period January 12, 2006 through May 31, 2006, partially offset by the implementation of the new depreciation rates resulting in increased depreciation expense of approximately $25 million for the period January 12, 2006 through May 31, 2006. In addition, there was a favorable resolution of a one-time issue related to a portion of revenue collected during the 2001–2003 period for state income taxes. SCE was able to determine through the 2006 GRC decision and other regulatory proceedings that the level of revenue collected during that period was appropriate, and as a result recorded a pre-tax gain of $135 million (reflected in the caption “provisions for regulatory adjustments clauses—net” on the income statement). See “Regulatory Matters—Impact of Regulatory Matters on Customer Rates” for further discussion.

2007 Cost of Capital Proceeding

On March 27, 2006, SCE initiated proceedings requesting the CPUC to waive the requirement that SCE file a 2007 cost of capital application and instead file its next such application in 2007 for year 2008. If SCE’s waiver application is granted, SCE’s authorized capital structure, return on common equity of 11.6% and overall rate of return on capital of 8.77% will not change for 2007. On July 14, 2006, the CPUC issued a proposed decision granting SCE’s waiver application. SCE anticipates a final CPUC decision on its waiver application by the third quarter of 2006.

2006 FERC Rate Case

SCE’s electric transmission revenue and wholesale and retail transmission rates are subject to authorization by the FERC. On November 10, 2005, SCE filed proposed revisions to the 2006 base transmission rates, which would increase SCE’s revenue requirement by $65 million, or 23%, over current base transmission rates and requested an effective date of January 10, 2006. On May 30, 2006, the FERC authorized an effective date for the new rates of June 4, 2006. On July 6, 2006, the FERC approved a settlement that set a revenue requirement of $312 million, which increases SCE’s revenue requirement by $26 million over current base transmission rates. SCE’s original effective date request was not resolved by the settlement. On July 31, 2006, the FERC denied SCE’s request for rehearing on the effective date issue. SCE is currently considering its options to appeal. See “Regulatory Matters—Impact of Regulatory Matters on Customer Rates.”

Energy Resource Recovery Account Proceedings

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings” in the year-ended 2005 MD&A, the Energy Resource Recovery Account (ERRA) is the balancing account mechanism to track and recover SCE’s fuel and procurement-related costs. If the ERRA balancing account incurs an overcollection or undercollection in excess of 4% of SCE’s prior year’s generation revenue, the CPUC has established a “trigger” mechanism, whereby SCE must file an application in which it can request an emergency rate adjustment if the ERRA overcollection or undercollection exceeds 5% of SCE’s prior year’s generation revenue. In February 2006, the ERRA was undercollected by $206 million, which was 5.16% of SCE’s prior year’s generation revenue. On April 14, 2006, SCE filed an ERRA trigger application. In its application, SCE forecast that the ERRA undercollection would be eliminated by the end of June 2006 as a result of the implementation of the CPUC’s January 2005 ERRA decision (see “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings—ERRA Forecast” in the year-ended 2005 MD&A for further discussion) and no further rate action by the CPUC will be necessary. On June 29, 2006, the CPUC issued a decision authorizing SCE to maintain its currently authorized ERRA rates to reduce its undercollected balance. As of June 30, 2006, the ERRA was undercollected by $27 million, which was 0.68% of SCE’s prior year’s generation revenue.

Resource Adequacy Requirements

Under the CPUC’s resource adequacy framework, all load-serving entities in California have an obligation to procure sufficient resources to meet their expected customers’ needs on a system-wide basis with a 15–17% reserve level. In addition, on June 6, 2006, the CPUC adopted local resource adequacy requirements.

Effective February 16, 2006, SCE was required to demonstrate that it had procured sufficient resources to meet 90% of its June—September 2006 system resource adequacy requirement. SCE believes that it has met this requirement. Effective in May 2006, SCE was required to demonstrate that it has met 100% of its system resource adequacy requirement one month in advance of expected need. A month-ahead showing demonstrating that SCE has procured 100% of its system resource adequacy requirement will be required every month thereafter. The system resource adequacy requirements provide for penalties of 150% of the cost of new monthly capacity for failing to meet the system resource adequacy requirements in 2006, and a 300% penalty in 2007 and beyond. SCE believes it has procured sufficient resources to meet its expected system resource adequacy requirements for 2006.

Under the local resource adequacy requirements, SCE must demonstrate that it has procured 100% of its requirement within defined local areas. The CPUC is currently in the process of determining the amount of local capacity SCE will need to meet the requirement. SCE must make a preliminary showing regarding its local resource adequacy in September 2006, and a final compliance showing for 2007, by October 31, 2006. The local resource adequacy requirements provide for penalties of 100% of the cost of new monthly capacity for failing to meet the local resource adequacy requirements. SCE believes it has procured sufficient resources to meet its expected local resource adequacy requirements for 2006 and 2007.

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

On August 26, 2005, SCE filed an application for rehearing and a petition for modification of the CPUC’s July 21, 2005 decision. On January 26, 2006, the CPUC denied SCE’s application for rehearing of the decision. On May 25, 2006, the CPUC issued a decision denying SCE’s petition for modification.

SCE could have deficits in meeting its renewable procurement obligations for 2003 and 2004. However, based on the CPUC’s rules for compliance with renewable procurement targets, SCE may have until 2007 to make up these deficits before becoming subject to penalties for those years or may not have deficits at all. The CEC’s and the CPUC’s treatment of the output from the geothermal facilities could also result in SCE being deemed to be out of compliance in 2005 and 2006.

Under current CPUC decisions, potential penalties for SCE’s failure to achieve its renewable procurement obligations for any year will be considered by the CPUC in the context of the CPUC’s review of SCE’s annual compliance filing. Under the CPUC’s current rules, the maximum penalty for failing to achieve renewable procurement targets is $25 million per year. SCE cannot predict whether it will be assessed penalties.

Request for Offers from Renewable and New Generation Resources

SCE periodically conducts competitive solicitations for natural gas and wholesale electric energy supplies. On July 14, 2006, SCE requested proposals for power purchase contracts from renewable energy resources, with bids due in September 2006. The contract lengths will be 10, 15 or 20 years. On July 21, 2006, SCE announced that it will request proposals for long-term power purchase contracts with terms of up to 10 years from new generating facilities that could come online within the next several years. SCE anticipates issuing the request for proposals in September 2006 and soliciting up to 1,500 MW of new generation. In the 3rd quarter of 2006, SCE expects to solicit proposals for five-year contracts from all sources.

Mohave Generating Station and Related Proceedings

Mohave obtained all of its coal supply from the Black Mesa Mine in northeast Arizona, located on lands of the Navajo Nation and Hopi Tribe (the Tribes). This coal was delivered from the mine to Mohave by means of a coal slurry pipeline, which requires water from wells located on lands belonging to the Tribes in the mine vicinity. Uncertainty over a post-2005 coal and water supply has prevented SCE and other Mohave co-owners from making approximately $1.1 billion in Mohave-related investments (SCE’s share is $605 million), including the installation of enhanced pollution-control equipment required by a 1999 air-quality consent decree in order for Mohave to operate beyond 2005. Accordingly, the plant ceased operations, as scheduled, on December 31, 2005, consistent with the provisions of the consent decree.

On June 19, 2006, SCE announced that it had decided not to move forward with its efforts to return Mohave to service. SCE’s decision was not based on any one factor, but resulted from the conclusion that in light of all the significant unresolved challenges related to returning the plant to service, the plant could not be returned to service in sufficient time to render the necessary investments cost-effective for SCE’s customers. Two of the Mohave co-owners, Nevada Power Company and the Los Angeles Department of Water & Power, announced that they had reached this same conclusion, while the fourth co-owner, Salt River Project Agricultural Improvement and Power District, has advised SCE that it is still assessing its interest in putting together a successor owner group to allow continued coal operations. All of the co-owners have agreed to work together to evaluate options for disposition of the plant, which conceivably could include, among other potential options, sale of the plant “as is” to a power plant operator, decommissioning and sale to a developer, and decommissioning and apportionment of the land among the owners. At this time, SCE continues to work with the water and coal suppliers to the plant to determine if more clarity around the provision of such services can be provided to any potential acquirer.

Following the suspension of Mohave operations at the end of 2005, the plant’s workforce was reduced from over 300 employees to approximately 224 employees. The impacted employees were notified in April 2006 and the workforce reduction was completed by June 30, 2006. In July 2006, the co-owners decided to further reduce the workforce to 65 employees before the end of 2006. Termination costs for the June terminations of approximately $7 million (SCE’s share) were recorded in the second quarter and deferred in a balancing account authorized in the 2006 GRC decision. SCE indicated in July 2006 that it will ensure that remaining Mohave employees are considered for job placement opportunities elsewhere within the company. The amount of termination costs for the second workforce reduction will depend on the success of this effort. Due to this uncertainty, SCE management is unable to predict the amount of termination costs, if any, of the second workforce reduction at this time. However, SCE management believes these costs and other costs associated with the cessation of operations (excluding decommissioning) will range from zero to $14 million (SCE’s share). These additional costs will be recorded and deferred in the Mohave balancing account in late 2006. SCE expects to recover amounts in this balancing account in future rate-making proceedings.

As of June 30, 2006, SCE had a Mohave regulatory asset of approximately $77 million representing unamortized capital costs, and a Mohave regulatory liability for revenue collected for future removal costs of approximately $21 million. Based on the 2006 GRC decision, SCE is allowed to continue to earn its authorized rate of return on the Mohave investment and receive rate recovery for amortization, costs of removal, and operating and maintenance expenses, subject to balancing account treatment, during the three-year 2006 rate case cycle. SCE expects to file a notification with the CPUC regarding the status of Mohave by the end of third quarter 2006, and the CPUC may institute an investigation to determine whether to reduce SCE’s rates. At this time, SCE does not anticipate that the CPUC will order a rate reduction. In the past, the CPUC has allowed full recovery of investment for similarly situated plants. However, in a December 2004 decision, the CPUC noted that SCE would not be allowed to recover any unamortized plant balances if SCE could not demonstrate that it took all steps to preserve the “Mohave-open” alternative. SCE believes that it will be able to demonstrate that SCE did everything reasonably possible to return Mohave to service and that its unamortized costs are probable of future rate recovery. However, SCE cannot predict the outcome of any future CPUC action.

San Onofre Nuclear Generating Station Steam Generators

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—San Onofre Nuclear Generating Station Steam Generators” in the year-ended 2005 MD&A, on December 15, 2005, the CPUC issued a final decision on SCE’s application for replacement of SCE’s San Onofre Nuclear Generating Station (San Onofre) Units 2 and 3 steam generators. SCE provided its acceptance of the decision to the CPUC on March 6, 2006. On June 15, 2006, the CPUC granted a limited rehearing of the decision in response to an Application for Rehearing filed by The Utility Reform Network and California Earth Corps challenging the cost effectiveness of the steam generator replacement project. The limited rehearing is to focus on the appropriate calculation of the net present benefits of the steam generator replacement project.

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

Palo Verde Nuclear Generating Station Steam Generators

SCE owns a 15.8% interest in the Palo Verde Nuclear Generating Station (Palo Verde). During 2003, the Palo Verde Unit 2 steam generators were replaced. During 2005, the Palo Verde Unit 1 steam generators were replaced. In addition, the Palo Verde owners have approved the manufacture and installation of steam generators in Unit 3. SCE expects that replacement steam generators will be installed in Unit 3 in 2008. SCE’s share of the costs of manufacturing and installing all of the replacement steam generators at Palo Verde is estimated to be approximately $115 million. The CPUC approved the replacement costs for Unit 2 in the 2003 GRC. The final decision in the 2006 GRC proceeding authorized SCE to recover the replacement costs for Units 1 and 3.

FERC Refund Proceedings

As discussed under the heading “SCE: Regulatory Matters—Current Regulatory Developments—FERC Refund Proceedings” in the year-ended 2005 MD&A, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets. SCE is required to refund to customers 90% of any refunds actually realized by SCE, net of litigation costs, and 10% will be retained by SCE as a shareholder incentive.

In November 2005, SCE and other parties entered into a settlement agreement with Enron Corporation and a number of its affiliates (collectively Enron), most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In April 2006, SCE received a distribution on its allowed bankruptcy claim against one of the Enron debtors of approximately $29 million, and 196,245 shares of common stock of Portland General Electric Company with an aggregate value of approximately $5 million. In December 2005, the FERC approved a settlement agreement among SCE, Pacific Gas and Electric Company, SDG&E, several governmental entities and certain other parties, and Reliant Energy, Inc. and a number of its affiliates. In March 2006, SCE received an additional $61 million.

On August 2, 2006, the United States Court of Appeals for the Ninth Circuit issued an opinion regarding the scope of refunds issued by the FERC. The Ninth Circuit widened the time period during which refunds could be issued to include the summer of 2000 for tariff violations and broadened the categories of transactions that could be subject to refund. The Ninth Circuit also held that the FERC’s company-specific, nonpublic investigations could not prevent parties from seeking relief through litigation. As a result of this decision, SCE may be able to recover additional refunds from sellers of electricity who manipulated the electric markets.

Holding Company Order Instituting Rulemaking

On October 27, 2005, the CPUC issued an order instituting rulemaking to allow the CPUC to re-examine the relationships of the major California energy utilities with their parent holding companies and nonregulated affiliates. On June 29, 2006, the CPUC issued an opinion amending the October 2005 order. The opinion elaborates the CPUC’s reasons for opening the order instituting rulemaking and invites comment on a number of perceived problems and potential solutions relating to the relationships between utilities, holding companies and nonregulated energy affiliates. The opinion also includes the CPUC staff proposals for revisions to the affiliate transaction rules and the utility executive salary reporting rules. The CPUC stated that it expects to issue draft rules for comment in the third quarter 2006. SCE has filed a response, along with the other California utilities and their holding company parents, on August 7, 2006. The CPUC has stated that it intends to conclude this rulemaking in November 2006. SCE cannot predict the outcome of this proceeding.

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

Customer Satisfaction

SCE received two letters in 2003 from one or more anonymous employees alleging that personnel in the service planning group of SCE’s transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization. The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties for customer satisfaction. SCE recorded aggregate customer satisfaction rewards of $28 million for the years 1998, 1999 and 2000. Potential customer satisfaction rewards aggregating $10 million for the years 2001 and 2002 are pending before the CPUC and have not been recognized in income by SCE. SCE also anticipated that it could be eligible for customer satisfaction rewards of approximately $10 million for 2003.

Following its internal investigation, SCE proposed to refund to ratepayers $7 million of the PBR rewards previously received and forgo an additional $5 million of the PBR rewards pending that are both attributable to the design organization’s portion of the customer satisfaction rewards for the entire PBR period (1997–2003). In addition, SCE also proposed to refund all of the approximately $2 million of customer satisfaction rewards associated with meter reading. As a result of these findings, SCE accrued a $9 million charge in the caption “Other nonoperating deductions” on the income statement in 2004 for the potential refunds of rewards that have been received.

SCE has taken remedial action as to the customer satisfaction survey misconduct by disciplining employees and terminating the employment of employees, including several supervisory personnel, updating system process and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing. Performance incentive rewards for customer satisfaction expired in 2003 pursuant to the 2003 GRC.

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

As a result of these findings, SCE proposed to the CPUC that it not collect any reward under the mechanism and return to ratepayers the $20 million it has already received. Therefore, SCE accrued a $20 million charge in the caption “Other nonoperating deductions” on the income statement in 2004 for the potential refund of these rewards. SCE has also proposed to withdraw the pending rewards for the 2001–2003 time frames.

SCE has taken remedial action to address the issues identified, including revising its organizational structure and overall program for environmental, health and safety compliance, disciplining employees who committed wrongdoing and terminating an employee. SCE submitted a report on the results of its investigation to the CPUC on December 3, 2004.

System Reliability

In light of the problems uncovered with the PBR mechanisms discussed above, SCE conducted an investigation into the third PBR metric, system reliability. On February 28, 2005, SCE provided its final investigatory report to the CPUC concluding that the reliability reporting system is working as intended.

CPUC Investigation

On June 15, 2006, the CPUC instituted a formal investigation to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, injury and illness reporting, and system reliability portions of PBR. The CPUC also may consider whether to impose additional penalties on SCE.

Also on June 15, 2006, the Consumer Protection and Safety Division (CPSD) of the CPUC also issued its report regarding SCE’s PBR program. In that report, the CPSD recommended that the CPUC order SCE to

(1) implement the commitments SCE made in its internal investigations to refund and forgo earned and pending rewards totaling $14 million for the service planning and meter reading customer satisfaction components of PBR and totaling $35 million for the safety component of PBR; (2) pay an additional $56 million, based on the assumption that, absent the data falsification and inadequate recordkeeping, SCE’s planning and meter reading customer satisfaction performance would have incurred the maximum PBR penalty ($21 million), and its safety performance would have incurred the maximum PBR penalty ($35 million); (3) investigate the other customer satisfaction components of SCE’s PBR program, including phone center, in-person services, and field delivery services, and order SCE to refund an as yet unquantified amount; (4) refund other, as yet unquantified, ratepayer costs; and (5) pay as yet unquantified statutory fines for alleged improper administration of the PBR program and alleged filing of misleading information. If imposed, such fines could range from $500 to $20,000 per day for each action determined to be a violation, over the seven years during which the PBR program was in effect.

Evidentiary hearings which will address the planning and meter reading components of customer satisfaction, safety, issues related to SCE’s administration of the survey, and statutory fines associated with those matters are scheduled to take place in the fourth quarter of 2006. A schedule has not been set to address the other components of customer satisfaction, system reliability, and other issues. SCE cannot predict the outcome of these matters or estimate the potential amount of any additional refunds, disallowances, or penalties that may be required.

Settlement Agreement with Duke Energy Trading and Marketing, L.L.C.

On May 10, 2006, SCE filed an application with the CPUC for approval of a settlement agreement between SCE and Duke Energy Trading and Marketing, L.L.C. (DETM) that resolves disputes arising from DETM’s termination of certain bilateral power supply contracts in early 2001. Under the settlement, DETM will make principal and interest payments to SCE of approximately $75 million, which SCE proposes will be refunded to ratepayers through the ERRA mechanism. The settlement, once approved, will also permit $58 million in liabilities that SCE had previously recorded with respect to the DETM terminated contracts to be reversed, which will result in an equivalent gain being recorded by SCE. SCE’s application to the CPUC requests that this gain not be refunded to ratepayers since these liabilities were not funded by ratepayers. The recorded liabilities consist of $40 million in cash collateral received from DETM in 2000 and $18 million in power purchase payments that SCE, in light of DETM’s termination of the bilateral contracts, withheld for energy delivered by DETM in January 2001. A decision on SCE’s application for approval of the settlement is not expected until the end of 2006 or early 2007. SCE cannot predict the outcome of this matter.

OTHER DEVELOPMENTS

Environmental Matters

SCE is subject to numerous federal and state environmental laws and regulations, which require them to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. SCE believes that its operating affiliates are in substantial compliance with existing environmental regulatory requirements.

The domestic power plants owned or operated by SCE, in particular its coal-fired plant, may be affected by recent developments in federal and state environmental laws and regulations. These laws and regulations, including those relating to sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions, mercury emissions, ozone and fine particulate matter emissions, regional haze, water quality, and climate change, may require significant capital expenditures at these facilities. The developments in certain of these laws and regulations are discussed in more detail below. These developments will continue to be monitored to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by SCE, or the impact on SCE’s results of operations or financial position.

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

SCE’s recorded estimated minimum liability to remediate its 24 identified sites is $82 million. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $117 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 31 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $10 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $32 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $83 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $25 million. Recorded costs for the twelve months ended June 30, 2006 were $14 million.

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

The Court of Appeals for the Federal Circuit, acting on a suggestion filed by the Navajo Nation on remand from the Supreme Court’s March 4, 2003 decision held, in an October 24, 2003 decision that the Supreme Court’s decision was focused on three specific statutes or regulations and therefore did not address the question of whether a network of other statutes, treaties and regulations imposed judicially enforceable fiduciary duties on the United States during the time period in question. On March 16, 2004, the Federal Circuit issued an order remanding the case against the Government to the Court of Federal Claims, which considered (1) whether the Navajo Nation previously waived its “network of other laws” argument and, (2) if not, whether the Navajo Nation can establish that the Government breached any fiduciary duties pursuant to such “network.” On December 20, 2005, the Court of Federal Claims issued its ruling and found that although there was no waiver, the Navajo Nation did not establish that a “network of other laws” created a judicially enforceable trust obligation. The Navajo Nation filed a notice of appeal from this ruling on February 14, 2006. The Navajo Nation’s opening brief was filed on June 7, 2006 and the Government filed its reply brief on July 20, 2006. No date for oral argument has been set.

Pursuant to a joint request of the parties, the D.C. District Court granted a stay of the action in that court to allow the parties to attempt to resolve, through facilitated negotiations, all issues associated with Mohave. Negotiations are ongoing and the stay has been continued until further order of the court.

SCE cannot predict the outcome of the 1999 Navajo Nation’s complaint against SCE, the impact on the complaint of the Supreme Court’s decision and the December 2005 Court of Federal Claims ruling in the Navajo Nation’s suit against the Government, or the impact on the facilitated negotiations of SCE’s recently announced decision to discontinue efforts to return Mohave to service.

Palo Verde Nuclear Generating Station Outage

Between December 2005 when Palo Verde Unit 1 returned to service from its refueling and steam generator replacement outage and March 21, 2006, Palo Verde Unit 1 operated at between 25% and 32% power level. The need to operate at a reduced power level was due to the vibration level in one of the unit’s shutdown cooling lines. On March 21, 2006, Arizona Public Service, the operating agent for Palo Verde Unit 1, decided to remove the unit from service completely. The vibration problem was resolved and Palo Verde Unit 1 was returned to service on July 7, 2006. Incremental replacement power costs are expected to be recovered through the ERRA rate-making mechanism.

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

Commodity Price Risk

The following table summarizes the net fair values for outstanding physical and financial derivative investments used at SCE to mitigate its exposures to commodity price risk:

	June 30, 2006		December 31, 2005
In millions	Assets	Liabilities	Assets	Liabilities
Energy options and tolling arrangements	$—	$20	$25	$—
Forward physicals (power)	—	92	—	49
Gas options, swaps, and forward arrangements	—	132	105	—
Total	$—	$244	$130	$49

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of “Results of Operations and Historical Cash Flow Analysis” provide a discussion on the changes in various line items presented on the Consolidated Statements of Income, as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operations

Net Income Available for Common Stock

SCE’s net income available for common stock was $234 million and $355 million for the three- and six-month periods ended June 30, 2006, respectively, compared with earnings of $161 million and $292 million for the comparable periods in 2005. The increase for both periods is primarily due to the resolution of an outstanding state income tax issue, higher revenue associated with the implementation of the 2006 GRC decision and the return on investment earned by SCE’s Mountainview plant, partially offset by higher operating and income tax expenses.

Operating Revenue

SCE’s retail sales represented approximately 89% of operating revenue for both the three- and six-month periods ended June 30, 2006, respectively, compared to approximately 83% for both comparable periods in 2005. Due to warmer weather during the summer months, operating revenue during the third quarter of each year is generally significantly higher than other quarters.

The following table sets forth the major changes in operating revenue:

In millions	Three Months Ended June 30, 2006 vs. 2005	Six Months Ended June 30, 2006 vs. 2005
Operating Revenue
Rate changes (including unbilled)	$356	$457
Sales volume changes (including unbilled)	15	91
Deferred revenue	49	234
Sales for resale	(109)	(198)
SCE’s variable interest entities	(16)	—
Other (including intercompany transactions)	23	45
Total	$318	$629

Total operating revenue increased by $318 million and $629 million for the three and six months ended June 30, 2006, respectively (as shown in the table above). The increases resulting from rate changes for both periods was mainly due to the rate change implemented on February 4, 2006 arising from SCE’s 2006 ERRA decision (see “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings—ERRA Forecast” in the year-ended 2005 MD&A for further discussion). The increases in operating revenue resulting from sales volume changes was mainly due to an increase in kilowatt-hours (kWh) sold, including SCE providing a greater amount of energy to its customers from its own sources in 2006, compared to 2005. The change in deferred revenue for the three-month period reflects deferral of approximately $73 million of revenue in 2006, compared to deferral of approximately $122 million in 2005 due to lower overcollections in 2006. The change in deferred revenue for the six-month period ended June 30, 2006 reflects the recognition of approximately $34 million of revenue in 2006 due to balancing account undercollections, compared to the deferral of approximately $200 million of revenue in 2005 due to balancing account overcollections. Operating revenue from sales for resale represents the sale of excess energy. Excess energy from SCE sources which may exist at certain times is resold in the energy markets. Sales for resale revenue decreased due to a lesser amount of excess energy in 2006, as compared to 2005. Revenue from sales for resale is refunded to customers through the ERRA rate-making mechanism and does not impact earnings. SCE’s variable interest entities revenue represents the recognition of revenue resulting from the consolidation of SCE’s variable interest entities.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE’s customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and none of these collections are recognized as revenue by SCE. These amounts were $553 million and $1.1 billion for the three- and six-month periods ended June 30, 2006, respectively, compared to $409 million and $919 million for the same respective periods in 2005.

Operating Expenses

Fuel Expense

SCE’s fuel expense decreased $28 million for the three months ended June 30, 2006 and increased $28 million for the six months ended June 30, 2006, as compared to the same periods in 2005. The quarter and year-to-date variances were due to lower fuel expense of approximately $15 million and $35 million for the three- and six-month periods ended June 30, 2006 at SCE’s Mohave Generating Station resulting from the plant shutdown on December 31, 2005 (see “Regulatory Matters—Mohave Generating Station and Related Proceedings” for further discussion); lower nuclear fuel expense of $10 million and $15 million for the three- and six-month periods ended June 30, 2006 resulting from a planned refueling and maintenance outage at SCE’s San Onofre Unit 2; lower fuel expense of $45 million and $15 million for the three- and six-month periods ended June 30, 2006 related to SCE’s consolidated variable interest entities; and higher fuel expense of $40 million and $95 million for the three- and six-month periods ended June 30, 2006 resulting from SCE’s newly constructed

Mountainview project which became operational in December 2005. The year-to-date variance also reflects a Department of Energy settlement refund of approximately $10 million related to crude oil overcharges. The settlement refund was returned to ratepayers through the ERRA mechanism.

Purchased-Power Expense

Purchased-power expense increased $26 million and $652 million for the three- and six-month period ended June 30, 2006 respectively, as compared to the same periods in 2005. The quarterly increase was mainly due to increased firm energy purchases of approximately $80 million, lower energy settlement refunds of approximately $95 million in 2006, compared to 2005 and increased purchase power expense of $45 million related to SCE’s variable interest entities. These increases were partially offset by lower net realized and unrealized losses on economic hedging transactions of approximately $105 million and lower expenses of approximately $30 million related to power purchased from qualifying facilities (QF) as discussed further below. The year-to-date increase was mainly due higher net realized and unrealized losses related to economic hedging transactions of approximately $450 million in 2006, as compared to 2005, higher firm energy purchases of approximately $115 million and lower energy settlement refunds of approximately $85 million.

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

Provisions for Regulatory Adjustment Clauses—Net

Provisions for regulatory adjustment clauses—net increased $31 million for the three-month period ended June 30, 2006 and decreased $395 million for the six-month period ended June 30, 2006, as compared to the same periods in 2005. The increase for the three-month period was mainly due to lower net unrealized losses of approximately $190 million related to economic hedging transactions (mentioned above in purchased-power expense) that, if realized, would be recovered from ratepayers, and higher net overcollections of purchase-power, fuel, and operation and maintenance expenses of approximately $60 million. These increases were partially offset by the resolution of the one-time issue related to a portion of revenue collected during the 2001–2003 period related to state income taxes. SCE was able to determine through the 2006 GRC decision and other regulatory proceedings that the level of revenue collected during that period was appropriate, and as a result recorded a pre-tax gain of $135 million. The decrease for the six-month period ended June 30, 2006 was mainly due to the implementation of the 2006 GRC decision and higher net unrealized losses of approximately $295 million related to economic hedging transactions, partially offset by net overcollections of purchased-power, fuel, and operation and maintenance expenses of approximately $80 million in 2006, compared to net undercollections of approximately $30 million in 2005.

Other Operation and Maintenance Expense

SCE’s other operation and maintenance expense increased $69 million and $85 million for the three- and six-month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The quarter and year-to-date increases were mainly due to higher generation-related costs of approximately $10 million for the quarter ended June 30, 2006 and $40 million for the year-to-date ended June 30, 2006 primarily resulting from the planned refueling and maintenance outage at SCE’s San Onofre Unit 2, an increase in reliability costs of $45 million and $20 million for the three- and six-month periods ended June 30, 2006 related to must-run offer units (reliability costs are being recovered through regulatory mechanisms approved by the FERC). As a result of implementation of the 2006 GRC, beginning in May 2006, costs related to Mohave shutdown, postretirement benefits other than pensions, pensions and results sharing are being recovered through a balancing account mechanism.

Depreciation, Decommissioning and Amortization Expense

SCE’s depreciation, decommissioning and amortization expense increased $69 million and $98 million for the three- and six-month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The increases in 2006 are mainly due to an increase in depreciation expense resulting from additions to transmission and distribution assets, as well as an increase of approximately $25 million resulting from the implementation of the new depreciation rates approved in the 2006 GRC decision for the period January 12, 2006 through May 31, 2006, and higher investment earnings from SCE’s nuclear decommissioning trusts. The nuclear decommissioning trust investment earnings are also recorded in operating revenue and as a result, have no impact on net income.

Other Income and Deductions

Interest and Dividend Income

SCE’s interest and dividend income increased $5 million and $10 million for the three- and six-month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The 2006 increases were mainly due to higher interest income resulting from higher balancing account undercollections and higher short-term interest rates in 2006 as compared to 2005.

Other Nonoperating Income

SCE’s other nonoperating income increased $11 million for the six-months ended June 30, 2006, as compared to the same period in 2005, mainly due to an increase in incentive rewards related to the efficient operation of Palo Verde and corporate-owned life insurance proceeds. The incentive rewards approved by the CPUC for the efficient operation of Palo Verde were $13 million in the first quarter of 2006 and $10 million in the first quarter of 2005.

Income Tax

SCE’s effective tax rate from net income was 37% and 38% for the three- and six-month periods ended June 30, 2006, respectively, as compared to 26% and 29% for the same periods in 2005. The increased effective tax rate resulted from reductions made to the income tax reserve in 2005 which have not recurred in 2006. The 2005 reserve reductions were made to reflect progress in settlement negotiations relating to income tax audits.

Historical Cash Flow Analysis

The “Historical Cash Flow Analysis” section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $767 million for the six-month period ended June 30, 2006, compared to $939 million for the comparable period in 2005. The 2006 change in cash provided by operating activities from continuing operations was mainly due to a change in working capital items resulting from the timing of cash receipts and disbursements.

Cash Flows from Financing Activities

SCE’s short-term debt is normally used fro working capital requirements. Long-term debt is used mainly to finance the utility’s rate base. External financings are influenced by market conditions and other factors.

Financing activities in 2006 included activities related to the rebalancing of SCE’s capital structure and rate base growth.

•	In January 2006, SCE issued $500 million of first and refunding mortgage bonds which consisted of $350 million of 5.625% bonds due in 2036 and $150 million of floating rate bonds due in 2009. The proceeds from this issuance were used to redeem $150 million of variable rate first and refunding mortgage bonds due in January 2006 and $200 million of its 6.375% first and refunding mortgage bonds due in January 2006.

•	In January 2006, SCE issued two million shares of 6% Series C preference stock (noncumulative, $100 liquidation value) and received net proceeds of $197 million.

•	In April 2006, SCE issued $331 million of tax-exempt bonds which consisted of $196 million of 4.10% bonds which are subject to remarketing in April 2013 and $135 million of 4.25% bonds which are subject to remarketing in November 2016. The proceeds from this issuance were used to call and redeem $196 million of tax-exempt bonds due February 2008 and $135 million of tax-exempt bonds due March 2008.

•	Financing activities in 2006 also included dividend payments of $131 million made to Edison International.

Financing activities in 2005 also included activities related to the rebalancing of SCE’s capital structure.

•	In January 2005, SCE issued $650 million of first and refunding mortgage bonds which consisted of $400 million of 5% bonds due in 2016 and $250 million of 5.55% bonds due in 2036. The proceeds from this issuance were used to redeem the remaining $50,000 of its 8% first and refunding mortgage bonds due February 2007 (Series 2003A) and $650 million of the $966 million 8% first and refunding mortgage bonds due February 2007 (Series 2003B).

•	In April 2005, SCE issued 4,000,000 shares of Series A preference stock (noncumulative, 100% liquidation value) and received net proceeds of approximately $394 million. Approximately $81 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 7.23% Series, and approximately $64 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 6.05% Series.

•	In June 2005, SCE issued $350 million of 5.35% first and refunding mortgage bonds due in 2035 (Series 2005E). A portion of the proceeds from this issuance were used to redeem $316 million of its 8% first and refunding mortgage bonds due in 2007 (Series 2003B).

•	Financing activities in 2005 also include dividend payments of $71 million made to Edison International.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by capital expenditures and funding of nuclear decommissioning trusts.

Investing activities in 2006 reflect $1.1 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $50 million for nuclear fuel acquisitions and $8 million related to the Mountainview project.

Investing activities in 2005 reflect $774 million in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $21 million for nuclear fuel acquisitions and $87 million related to the Mountainview project.

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

Prior to adoption of the new accounting standard, SCE presented all tax benefits of deductions resulting from the exercise of stock options as a component of operating cash flows under the caption “Other liabilities” in the consolidated statements of cash flows. The new accounting standard requires the cash flows resulting from the tax benefits that occur from estimated tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $9 million excess tax benefit is classified as a financing cash inflow in 2006.

Due to the adoption of this new accounting standard, SCE recorded a cumulative effect adjustment that increased net income by less than $1 million, net of tax, in the first quarter of 2006 mainly to reflect the change in the valuation method for performance shares classified as liability awards and the use of forfeiture estimates.

In April 2006, the Financial Accounting Standards Board (FASB) issued a Staff Position that specifies how a company should determine the variability to be considered in applying the accounting standard for consolidation of variable interest entities. The pronouncement states that such variability shall be determined based on an analysis of the design of the entity, including the nature of the risks in the entity, the purpose for which the entity was created, and the variability the entity is designed to create and pass along to its interest holders. This new accounting guidance is effective prospectively beginning July 1, 2006, although companies have until December 31, 2006 to elect retrospective application. SCE has not yet selected a transition method.

In July 2006, the FASB issued an interpretation relating to accounting for uncertainty in income taxes. This interpretation clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The effective date is January 1, 2007. SCE is currently assessing the potential impact of the interpretation on its financial condition.

COMMITMENTS, GUARANTEES AND INDEMNITIES

The following is an update to SCE’s commitments, guarantees and indemnities. See the section, “Commitments, Guarantees and Indemnities,” in the year-ended 2005 MD&A for a detailed discussion.

Fuel Supply Commitments

During the first quarter of 2006, the nuclear fuel commitments increased due to the additional costs associated with uranium enrichment and fuel fabrication services. SCE’s additional nuclear fuel commitments are currently estimated to be: 2006 – $9 million; 2007 – $6 million; 2008 – $4 million; 2009 – $8 million; and 2010 –$2 million.

Leases and Power-Purchase Contracts

During the second quarter of 2006, SCE modified and extended two power-purchase contracts. Since unit-specific contracts (signed or modified after June 30, 2003) in which SCE takes virtually all of the output of a facility are generally considered to be leases under accounting rules, as a result of this modification SCE reclassified these power-purchase contracts to operating lease commitments. SCE’s power purchase obligations in 2006 and 2007 decreased and operating lease obligations increased by $11 million and $19 million, respectively. As a result of the extension of the contracts the operating lease commitments increased in 2008 and 2009 by $23 million for each year.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At SCE’s Annual Meeting of Shareholders on April 27, 2006, shareholders elected twelve nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

	Number of Votes
Name	For	Witheld
John E. Bryson	452,603,566	129,972
France A. Cordova	452,645,838	87,700
Charles B. Curtis	452,591,506	142,032
Alan J. Fohrer	452,606,566	126,972
Bradford M. Freeman	452,069,082	664,456
Bruce Karatz	452,603,118	130,420
Luis G. Nogales	452,028,394	705,144
Ronald L. Olson	452,647,966	85,572
James M. Rosser	452,647,972	85,566
Richard T. Schlosberg, III	452,063,064	670,474
Robert H. Smith	452,069,428	664,110
Thomas C. Sutton	452,067,388	666,150

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference pursuant to Rule 12b-32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY
(Registrant)

By	/s/ LINDA G. SULLIVAN
LINDA G. SULLIVAN Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Dated: August 8, 2006