Form 10-Q
period 2006-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2006-11-03
CIK 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2006
Common Stock, no par value	434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

i

SOUTHERN CALIFORNIA EDISON COMPANY

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
	(Unaudited)
Operating revenue	$3,079	$3,084	$7,818	$7,195
Fuel	286	296	836	817
Purchased power	1,036	502	2,819	1,633
Provisions for regulatory adjustment clauses – net	115	766	(256)	790
Other operation and maintenance	662	670	1,916	1,838
Depreciation, decommissioning and amortization	254	234	806	688
Property and other taxes	53	48	158	144
Net gain on sale of utility property and plant	—	—	(1)	—
Total operating expenses	2,406	2,516	6,278	5,910
Operating income	673	568	1,540	1,285
Interest and dividend income	14	15	44	35
Other nonoperating income	13	33	61	68
Interest expense – net of amounts capitalized	(98)	(91)	(297)	(289)
Other nonoperating deductions	(12)	(35)	(32)	(54)
Income before tax and minority interest	590	490	1,316	1,045
Income tax	187	52	416	176
Minority interest	127	151	244	283
Net income	276	287	656	586
Dividends on preferred and preference stock not subject to mandatory redemption	13	7	38	14
Net income available for common stock	$263	$280	$618	$572

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
	(Unaudited)
Net income	$276	$287	$656	$586
Other comprehensive income, net of tax:
Amortization of cash flow hedges	—	—	4	2
Comprehensive income	$276	$287	$660	$588

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and equivalents	$158	$143
Restricted cash	60	57
Margin and collateral deposits	66	178
Receivables, less allowances of $29 and $33 for uncollectible accounts at respective dates	1,299	849
Accrued unbilled revenue	426	291
Inventory	230	220
Accumulated deferred income taxes – net	292	—
Trading and price risk management assets	67	237
Regulatory assets	556	536
Other current assets	71	92
Total current assets	3,225	2,603
Nonutility property – less accumulated provision for depreciation of $617 and $569 at respective dates	1,055	1,086
Nuclear decommissioning trusts	3,061	2,907
Other investments	75	80
Total investments and other assets	4,191	4,073
Utility plant, at original cost:
Transmission and distribution	17,212	16,760
Generation	1,458	1,370
Accumulated provision for depreciation	(4,710)	(4,763)
Construction work in progress	1,331	956
Nuclear fuel, at amortized cost	170	146
Total utility plant	15,461	14,469
Regulatory assets	2,774	3,013
Trading and price risk management assets	29	42
Other long-term assets	338	503
Total long-term assets	3,141	3,558

Total assets	$26,018	$24,703

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt due within one year	$247	$596
Accounts payable	761	898
Accrued taxes	741	242
Accrued interest	88	106
Counterparty collateral	32	183
Customer deposits	191	183
Book overdrafts	227	257
Accumulated deferred income taxes – net	—	5
Trading and price risk management liabilities	137	87
Regulatory liabilities	1,287	681
Other current liabilities	566	723
Total current liabilities	4,277	3,961
Long-term debt	4,991	4,669
Accumulated deferred income taxes – net	2,719	2,815
Accumulated deferred investment tax credits	114	119
Customer advances and other deferred credits	600	550
Trading and price risk management liabilities	173	101
Power-purchase contracts	39	64
Accumulated provision for pensions and benefits	568	500
Asset retirement obligations	2,679	2,621
Regulatory liabilities	2,880	2,962
Other long-term liabilities	281	284
Total deferred credits and other liabilities	10,053	10,016
Total liabilities	19,321	18,646
Commitments and contingencies (Notes 3 and 4)
Minority interest	415	398
Common stock, no par value (434,888,104 shares outstanding at each date)	2,168	2,168
Additional paid-in capital	370	361
Accumulated other comprehensive loss	(12)	(16)
Retained earnings	2,827	2,417
Total common shareholder’s equity	5,353	4,930
Preferred and preference stock not subject to mandatory redemption	929	729
Total shareholders’ equity	6,282	5,659

Total liabilities and shareholders’ equity	$26,018	$24,703

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
In millions	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$656	$586
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	806	688
Other amortization	60	72
Minority interest	244	283
Deferred income taxes and investment tax credits	(354)	(273)
Regulatory assets – long-term	117	372
Regulatory liabilities – long-term	(151)	(92)
Trading and price risk management assets – long-term	13	(102)
Trading and price risk management liabilities – long-term	72	50
Other assets	18	11
Other liabilities	32	33
Margin and collateral deposits – net of collateral received	(38)	271
Receivables and accrued unbilled revenue	(433)	(519)
Trading and price risk management assets – short-term	171	(390)
Trading and price risk management liabilities – short-term	50	(13)
Inventory and other current assets	(4)	(40)
Regulatory assets – short-term	(20)	7
Regulatory liabilities – short-term	606	773
Accrued interest and taxes	480	192
Accounts payable and other current liabilities	(234)	105
Net cash provided by operating activities	2,091	2,014
Cash flows from financing activities:
Long-term debt issued and issuance costs	491	980
Long-term debt repaid	(351)	(1,041)
Issuance of preference stock	196	592
Redemption of preferred stock	—	(148)
Rate reduction notes repaid	(177)	(177)
Short-term debt financing – net	—	(88)
Change in book overdrafts	(31)	39
Shares purchased for stock-based compensation	(75)	(95)
Proceeds from stock option exercises	31	50
Excess tax benefits related to stock option exercises	11	—
Minority interest	(228)	(241)
Dividends paid	(227)	(224)
Net cash used by financing activities	(360)	(353)
Cash flows from investing activities:
Capital expenditures	(1,615)	(1,295)
Proceeds from nuclear decommissioning trust sales	2,145	1,581
Purchases of nuclear decommissioning trust investments	(2,253)	(1,657)
Customer advances for construction and other investments	7	72
Net cash used by investing activities	(1,716)	(1,299)
Net increase in cash and equivalents	15	362
Cash and equivalents, beginning of period	143	122
Cash and equivalents, end of period	$158	$484

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair statement of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States for the periods covered by this quarterly report on Form 10-Q. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Certain prior-period amounts were reclassified to conform to the September 30, 2006 financial statement presentation.

Derivative Instruments and Hedging Activities

SCE records its derivative instruments on its consolidated balance sheets at fair value unless they meet the definition of a normal purchase or sale. The normal purchases and sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business SCE enters into contracts for power and gas options, as well as swaps and futures, in order to mitigate its exposure to increases in natural gas and electricity pricing. These transactions are pre-approved by the California Public Utilities Commission (CPUC) or executed in compliance with CPUC-approved procurement plans. The derivative instrument fair values are marked to market at each reporting period. Any fair value changes for recorded derivatives are recorded in purchased-power expense and offset through the provision for regulatory adjustment clauses; therefore, fair value changes do not affect earnings. Hedge accounting is not used for these transactions due to this regulatory accounting treatment.

SCE recorded net unrealized losses of $9 million and $351 million, for the three- and nine-month periods ended September 30, 2006, respectively, compared to net unrealized gains of $504 million and $457 million, for the same periods in 2005, respectively.

Income Taxes

SCE’s effective tax rates from net income was 42% and 40% for the three- and nine-month periods ended September 30, 2006, respectively, as compared to 16% and 24% for the same periods in 2005. The increased effective tax rate resulted primarily from recording a $61 million benefit, including $45 million of interest income, in the third quarter of 2005 relating to a settlement with the Internal Revenue Service (IRS) on tax issues and pending affirmative claims relating to Edison International’s 1991–1993 tax years. Additional increases to the effective tax rate resulted from reductions made to the income tax reserve in 2005 to reflect the issuance of new IRS regulations and progress in settlement negotiations relating to tax audits other than the 1991–1993 IRS audit and adjustments made to tax balances in 2005.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

A new accounting standard, Statement of Financial Accounting Standards (SFAS) No. 123(R), requires companies to use the fair value accounting method for stock-based compensation. SCE implemented the new standard in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, the new accounting standard was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. The new accounting standard resulted in the recognition of expense for all stock-based compensation awards. Prior to January 1, 2006, SCE used the intrinsic value method of accounting, which resulted in no recognition of expense for its stock options. Prior to adoption of the new accounting standard, SCE presented all tax benefits of deductions resulting from the exercise of stock options as a component of operating cash flows under the caption “Other liabilities” in the consolidated statements of cash flows. The new accounting standard requires the cash flows resulting from the tax benefits that occur from estimated tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $11 million excess tax benefit is classified as a financing cash inflow in 2006. Due to the adoption of this new accounting standard, SCE recorded a cumulative effect adjustment that increased net income by less than $1 million, net of tax, in the first quarter of 2006, mainly to reflect the change in the valuation method for performance shares classified as liability awards and the use of forfeiture estimates.

In April 2006, the Financial Accounting Standards Board (FASB) issued a Staff Position (FSP), FSP FIN 46(R)-6, that specifies how a company should determine the variability to be considered in applying the accounting standard for consolidation of variable interest entities. The pronouncement states that such variability shall be determined based on an analysis of the design of the entity, including the nature of the risks in the entity, the purpose for which the entity was created, and the variability the entity is designed to create and pass along to its interest holders. This new accounting guidance was effective prospectively beginning July 1, 2006, although companies have until December 31, 2006, to elect retrospective application. SCE has not yet selected a transition method. Applying the guidance of FSP FIN 46(R)-6 had no effect on the financial statements for the three months ended September 30, 2006.

In July 2006, the FASB issued an interpretation (FIN 48) relating to accounting for uncertainty in income taxes. This interpretation clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The effective date for SCE is January 1, 2007. SCE is currently assessing the potential impact of FIN 48 on its financial condition.

In September 2006, the FASB issued a new accounting standard on fair value measurements (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SCE will adopt SFAS No. 157 on January 1, 2008. SCE is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, which amends the accounting by employers for defined benefit pension plans and postretirement benefits other than pensions. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or liability in its balance sheet; the asset or liability is offset through other comprehensive income. SCE will record regulatory assets or liabilities instead of charges or credits to other comprehensive income for its postretirement benefit plans that are recoverable in utility rates, in accordance with accounting principles for rate-regulated enterprises. The standard also requires companies to align the measurement dates for their plans to their fiscal year-ends; SCE already has a fiscal year-end measurement date for all of its postretirement plans. SCE will

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adopt SFAS No. 158 prospectively on December 31, 2006. Had SFAS No. 158 been effective as of December 31, 2005, SCE would have recorded additional postretirement benefit liabilities of $739 million, additional regulatory assets of $723 million, and a reduction to accumulated other comprehensive income (a component of shareholder’s equity) of $11 million, net of tax. SCE is currently assessing the impact of this standard on its 2006 financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The new guidance requires additional quantitative testing to determine whether a misstatement is material. SCE will implement SAB No. 108 for the filing of its Annual Report on Form 10-K for the year-ended December 31, 2006. SCE is currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) reached a consensus for Issue No. 06-5, which clarifies the accounting for purchases of life insurance, including corporate-owned life insurance. The new guidance states that policyholders should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract, and specifies that contractual limitations should be considered when determining the realizable amounts. The new guidance is effective January 1, 2007, and retrospective application or a cumulative effect adjustment is permitted to transition to the new guidance. SCE is currently evaluating the impact, if any, of adopting EITF Issue No. 06-5.

Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

In millions	September 30, 2006	December 31, 2005
	(Unaudited)
Current:
Regulatory balancing accounts	$294	$355
Direct access procurement charges	85	113
Energy derivatives	110	—
Purchased-power settlements	32	53
Other	35	15
	556	536
Long-term:
Flow-through taxes – net	1,022	1,066
Rate reduction notes – transition cost deferral	275	465
Unamortized nuclear investment – net	444	487
Nuclear-related asset retirement investment – net	280	292
Unamortized coal plant investment – net	109	97
Unamortized loss on reacquired debt	315	323
Direct access procurement charges	—	40
Energy derivatives	143	58
Environmental remediation	85	56
Purchased-power settlements	15	39
Other	86	90
	2,774	3,013
Total regulatory assets	$3,330	$3,549

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory liabilities included in the consolidated balance sheets are:

In millions	September 30, 2006	December 31, 2005
	(Unaudited)
Current:
Regulatory balancing accounts	$1,089	$370
Direct access procurement charges	85	113
Energy derivatives	—	136
Other	113	62
	1,287	681
Long-term:
Asset retirement obligations	650	584
Costs of removal	2,142	2,110
Direct access procurement charges	—	39
Employee benefits plans	88	229
	2,880	2,962
Total regulatory liabilities	$4,167	$3,643

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to January 1, 2006, SCE accounted for these plans using the intrinsic value method. Upon grant, no stock-based compensation cost for stock options was reflected in net income, as the grant date was the measurement date, and all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Previously, stock-based compensation cost for performance shares was remeasured at each reporting period and related compensation expense was adjusted. Previously, SCE did not capitalize stock-based compensation cost related to both unvested awards and new awards. As discussed in “New Accounting Pronouncements” above, effective January 1, 2006, SCE implemented a new accounting standard that requires companies to use the fair value accounting method for stock-based compensation resulting in the recognition of expense for all stock-based compensation awards. SCE recognizes stock-based compensation expense on a straight-line basis over the vesting period. SCE is capitalizing a portion of its stock-based compensation cost related to both unvested awards and new awards. SCE recognizes stock-based compensation expense for awards granted to retirement-eligible participants as follows: for stock-based awards granted prior to January 1, 2006, SCE recognized stock-based compensation expense over the explicit vesting period and accelerated any remaining unrecognized compensation expense when a participant actually retired; for awards granted or modified after January 1, 2006, to participants who are retirement-eligible or will become retirement-eligible prior to the end of the normal vesting period for the award, stock-based compensation will be recognized on a prorated basis over the initial year or over the period between the date of grant and the date the participant first becomes eligible for retirement. If SCE recognized stock-based compensation expense for awards granted prior to January 1, 2006, over a period to the date the participant first became eligible for retirement, stock-based compensation expense would have decreased by $1 million for the quarter ended September 30, 2006, would have increased $1 million for the quarter ended September 30, 2005, would have decreased $3 million for the nine months ended September 30, 2006 and would have increased $4 million for the nine months ended September 30, 2005.

Total stock-based compensation expense (reflected in the caption “Other operation and maintenance” on the consolidated statements of income) was $8 million and $15 million for the three months ended September 30, 2006, and 2005, respectively and was $19 million and $38 million for the nine months ended September 30, 2006, and 2005, respectively. The income tax benefit recognized in the income statement was $3 million and $6 million for the three months ended September 30, 2006, and 2005, respectively and was $8 million and $16 million for the nine months ended September 30, 2006, and 2005, respectively. Total stock-based compensation cost capitalized for the three and nine months ended September 30, 2006, was $2 million and $4 million, respectively.

The following table illustrates the effect on net income available for common stock if SCE had used the fair-value accounting method for the quarter and nine months ended September 30, 2005.

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2005	2005
	(Unaudited)
Net income available for common stock, as reported	$280	$572
Add: stock-based compensation expense using the intrinsic value accounting method – net of tax	9	23
Less: stock-based compensation expense using the fair-value accounting method – net of tax	7	19
Pro forma net income available for common stock	$282	$576

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

Supplemental Cash Flows Information

	Nine Months Ended September 30,
In millions	2006	2005
	(Unaudited)
Cash payments for interest and taxes:
Interest – net of amounts capitalized	$266	$279
Tax payments	297	329

Noncash investing and financing activities:

Details of debt exchange:
Pollution-control bonds redeemed	$(331)	$(452)
Pollution-control bonds issued	331	452
Funds held in trust	—	—

Dividends declared but not paid	69	—

Note 2. Compensation and Benefit Plans

Pension Plans

SCE previously disclosed in Note 6 of “Notes to Consolidated Financial Statements” included in SCE’s 2005 Annual Report that it expects to contribute approximately $51 million to its pension plan in 2006. As of September 30, 2006, $32 million in contributions have been made. Additional funding in 2006 could be lower than anticipated, depending on the funded status at year-end and tax-deductible funding limitations.

Net pension cost recognized is calculated under the actuarial method used for ratemaking. The difference between pension costs calculated for accounting and ratemaking is deferred.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
	(Unaudited)
Service cost	$25	$24	$76	$73
Interest cost	42	40	127	120
Expected return on plan assets	(56)	(54)	(169)	(162)
Special termination benefits	4	—	8	—
Net amortization and deferral	5	6	14	18
Expense under accounting standards	20	16	56	49
Regulatory adjustment – deferred	(2)	(2)	(5)	(6)
Total expense recognized	$18	$14	$51	$43

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the Mohave Generating Station (Mohave) shutdown, SCE has incurred costs for special termination benefits. See “Mohave Shutdown” in Note 7 for further information.

Postretirement Benefits Other Than Pensions

SCE previously disclosed in Note 6 of “Notes to Consolidated Financial Statements” included in SCE’s 2005 Annual Report that it expects to contribute approximately $77 million to its postretirement benefits other than pensions plans in 2006. As of September 30, 2006, $18 million in contributions have been made. SCE anticipates that its original expectation will be met by year-end 2006.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
	(Unaudited)
Service cost	$11	$12	$35	$34
Interest cost	31	30	92	90
Expected return on plan assets	(27)	(26)	(81)	(77)
Special termination benefits	3	—	6	—
Amortization of unrecognized prior service costs	(7)	(7)	(22)	(21)
Amortization of unrecognized loss	12	12	35	36
Total expense	$23	$21	$65	$62

Due to the Mohave shutdown, SCE has incurred costs for special termination benefits. See “Mohave Shutdown” in Note 7 for further information.

Stock-Based Compensation

Stock Options

Under various plans, SCE may grant stock options at exercise prices equal to the average of the high and low price at the grant date and other awards related to or with a value derived from Edison International common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of four years of continuous service, with expense recognized evenly over the vesting period, except for awards granted to retirement-eligible participants, as discussed in “Stock-Based Compensation” in Note 1. Stock-based compensation expense associated with stock options (including amounts capitalized) was $6 million for the three months ended September 30, 2006 and $18 million for the nine months ended September 30, 2006 (including amounts capitalized). Under prior accounting rules, there was no comparable expense recognized for the same period in 2005. See “Stock-Based Compensation” in Note 1 for further discussion.

Beginning with awards made in 2003, stock options accrue dividend equivalents for the first five years of the option term. Unless transferred to nonqualified deferral plan accounts, dividend equivalents accumulate without interest. Dividend equivalents are paid only on options that vest, including options that are unexercised. Dividend equivalents are paid in cash after the vesting date. Edison International has discretion to pay certain dividend equivalents in shares of Edison International common stock. Additionally, Edison International will substitute cash awards to the extent necessary to pay tax withholding or any government levies.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
Expected terms (in years)	9 to 10	9 to 10	9 to 10	9 to 10
Risk-free interest rate	4.5% – 4.7%	4.1% – 4.2%	4.3% – 4.7%	4.1% – 4.3%
Expected dividend yield	2.5% – 2.8%	2.1% – 2.5%	2.4% – 2.8%	2.1% – 3.1%
Weighted-average expected dividend yield	2.6%	2.4%	2.4%	3.1%
Expected volatility	15.9% – 17.2%	15.8% – 18.1%	15.9% – 17.5%	15.8% – 19.6%
Weighted-average volatility	16.4%	18.0%	16.3%	19.5%

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

A summary of the status of Edison International stock options granted to SCE employees is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(Unaudited)
Outstanding at December 31, 2005	8,587,248	$23.22
Granted	1,226,516	$44.14
Expired	—	—
Forfeited	(18,126)	$34.31
Exercised	(1,412,411)	$21.92
Outstanding at September 30, 2006	8,383,227	$26.43
Vested and expected to vest at September 30, 2006	8,014,652	$26.22	6.41	$121,822,710
Exercisable at September 30, 2006	4,259,873	$22.17	4.95	$82,002,555

The weighted-average grant-date fair value of options granted during the quarters ended September 30, 2006 and 2005 was $13.72 and $14.23, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $14.43 and $11.74, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005, was $7 million and $16 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $29 million and $38 million, respectively. At September 30, 2006, there was $26 million of total unrecognized compensation cost related to stock options, net of expected forfeitures. That cost is expected to be recognized over a weighted-average period of approximately two years. The fair value of options vested for the quarters ended September 30, 2006 and 2005 was zero and for the nine months ended September 30, 2006 and 2005 was $3 million and $4 million, respectively.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of cash used to settle stock options exercised was $15 million and $33 million for the quarters ended September 30, 2006 and 2005, respectively, and $60 million and $87 million for the nine months ended September 30, 2006 and 2005, respectively. Cash received from options exercised for the quarters ended September 30, 2006 and 2005, was $8 million and $16 million, respectively, and for the nine months ended September 30, 2006 and 2005, was $31 million and $50 million, respectively. The estimated tax benefit from options exercised for the nine months ended September 30, 2006 and 2005, was $11 million and $15 million, respectively.

Performance Shares

A target number of contingent performance shares were awarded to executives in January 2004, January 2005 and March 2006, and vest at the end of December 2006, 2007 and 2008, respectively. Dividend equivalents associated with these performance shares accumulate without interest and will be payable in cash following the end of the performance period when the performance shares are paid, although Edison International has discretion to pay certain dividend equivalents in Edison International common stock. The vesting of Edison International’s performance shares is dependent upon a market condition and three years of continuous service subject to a prorated adjustment for employees who are terminated under certain circumstances or retire, but payment cannot be accelerated. The market condition is based on Edison International’s common stock performance relative to the performance of a specified group of companies at the end of a three-calendar-year period. The number of performance shares earned is determined based on Edison International’s ranking among these companies. Dividend equivalents will be adjusted to correlate to the actual number of performance shares paid. Performance shares earned are settled half in cash and half in common stock; however, Edison International has discretion under certain of the awards to pay the half subject to cash settlement in common stock. Additionally, cash awards are substituted to the extent necessary to pay tax withholding or any government levies. The portion of performance shares settled in cash is classified as a share-based liability award. The fair value of these shares is remeasured at each reporting period and the related compensation expense is adjusted. The portion of performance shares payable in common stock is classified as a share-based equity award. Compensation expense related to these shares is based on the grant-date fair value. Performance shares expense is recognized ratably over the vesting period based on the fair values determined, except for awards granted to retirement-eligible participants, as discussed in “Stock-Based Compensation” in Note 1. Stock-based compensation expense associated with performance shares (including amounts capitalized) was $3 million and $13 million for the three months ended September 30, 2006 and 2005, respectively, and $5 million and $30 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used to settle performance shares classified as equity awards was zero for the quarters ended September 30, 2006 and 2005, respectively and $19 million and $10 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Edison International’s risk-free interest rate and expected volatility used to determine the grant date fair values for the 2006 and 2005 performance shares classified as share-based equity awards was 4.1% and 16.2%, respectively, and 2.7% and 27.7%, respectively. The portion of performance shares classified as share-based liability awards are revalued at each reporting period. The risk-free interest rate and expected volatility rate used to determine the fair value as of September 30, 2006 was 4.7% and 16.5%, respectively.

The total intrinsic value of performance shares settled during the quarters ended September 30, 2006 and 2005, including cash paid to settle the performance shares classified as liability awards was zero for both periods. The

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total intrinsic value of performance shares settled during the nine months ended September 30, 2006 and 2005, was $38 million and $21 million, respectively, which included cash paid to settle the performance shares classified as liability awards for the nine months ended September 30, 2006 and 2005, of $9 million and $5 million, respectively. At September 30, 2006, there was $5 million (based on the September 30, 2006 fair value of performance shares classified as liability awards) of total unrecognized compensation cost related to performance shares. That cost is expected to be recognized over a weighted-average period of approximately one year. The fair values of performance shares vested during the quarters ended September 30, 2006 and 2005, was zero. The fair values of performance shares vested during the nine-month ended September 30, 2006 and 2005 was less than $1 million and zero, respectively.

A summary of the status of Edison International nonvested performance shares granted to SCE employees and classified as equity awards is as follows:

		Weighted-Average
	Performance Shares	Grant-Date Fair Value
	(Unaudited)
Nonvested at, December 31, 2005	146,280	$39.08
Granted	47,445	$53.00
Forfeited	(1,792)	$37.34
Paid out	(5,057)	$39.77
Nonvested at September 30, 2006	186,876	$42.56

The weighted-average grant-date fair value of performance shares classified as equity awards granted during the nine months ended September 30, 2005, was $46.09.

A summary of the status of Edison International nonvested performance shares granted to SCE employees and classified as liability awards (the current portion is reflected in the caption “Other current liabilities” and the long-term portion is reflected in “Accumulated provision for pensions and benefits” on the consolidated balance sheets) is as follows:

	Performance Shares	Weighted-Average Fair Value
	(Unaudited)
Nonvested at, December 31, 2005	146,400
Granted	47,513
Forfeited	(1,796)
Paid out	(5,058)

Nonvested at September 30, 2006	187,059	$81.81

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the second quarter of 2006, SCE implemented the 2006 GRC decision and resolved an outstanding regulatory issue which resulted in a pre-tax benefit of approximately $175 million. The implementation of the 2006 GRC decision retroactive to January 12, 2006 mainly resulted in revenue of $50 million related to the revenue requirement for the period January 12, 2006 through May 31, 2006, partially offset by the implementation of the new depreciation rates resulting in increased depreciation expense of approximately $25 million for the period January 12, 2006 through May 31, 2006. In addition, there was a favorable resolution of a one-time issue related to a portion of revenue collected during the 2001–2003 period for state income taxes. SCE was able to determine through regulatory proceedings (including the 2006 GRC decision) that the level of revenue collected during that period was appropriate, and as a result recorded a pre-tax gain of $135 million.

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

SCE’s recorded estimated minimum liability to remediate its 23 identified sites is $84 million. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $116 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 32 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $8 million.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $35 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $85 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $25 million. Recorded costs for the twelve months ended September 30, 2006 were $13 million.

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

Federal and State Income Taxes

Edison International received Revenue Agent Reports from the Internal Revenue Service (IRS) in August 2002 and in January 2005 asserting deficiencies in federal corporate income taxes with respect to audits of its 1994–1996 and 1997–1999 tax years, respectively. Many of the asserted tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of penalties), if any, would benefit SCE as future tax deductions. Edison International has also submitted affirmative claims to the IRS and state tax agencies which are being addressed in administrative proceedings. Any benefits would be recorded when a settlement is reached or as part of the implementation of FIN 48.

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

Federal Energy Regulatory Commission (FERC) Refund Proceedings

In 2000, the FERC initiated an investigation into the justness and reasonableness of rates charged by sellers of electricity in the California Power Exchange (PX) and California Independent System Operator (ISO) markets. On March 26, 2003, the FERC staff issued a report concluding that there had been pervasive gaming and market manipulation of both the electric and natural gas markets in California and on the West Coast during 2000–2001 and

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

describing many of the techniques and effects of that market manipulation. SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets or who benefited from the manipulation by receiving inflated market prices. SCE is required to refund to customers 90% of any refunds actually realized by SCE net of litigation costs, except for the El Paso Natural Gas Company settlement agreement (see discussion in Note 9 of “Notes to Consolidated Financial Statements” in Edison International’s 2005 Annual Report), and 10% will be retained by SCE as a shareholder incentive.

During the course of the refund proceedings, the FERC ruled that governmental power sellers, like private generators and marketers that sold into the California market, should refund the excessive prices they received during the crisis period. However, on September 21, 2005, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) ruled that the FERC does not have authority directly to enforce its refund orders against governmental power sellers. The Court, however, clarified that its decision does not preclude SCE or other parties from pursuing civil claims against the governmental power sellers. On March 16, 2006, SCE, Pacific Gas and Electric Company (PG&E) and the California Electricity Oversight Board jointly filed suit in federal court against several governmental power sellers, seeking refunds based on the reduced prices set by the FERC for transactions during the crisis period. SCE cannot predict whether it may be able to recover any additional refunds from governmental power sellers as a result of this suit.

In November 2005, SCE and other parties entered into a settlement agreement with Enron Corporation and a number of its affiliates, most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In April 2006, SCE received an additional distribution on its allowed bankruptcy claim of approximately $29 million, and 196,245 shares of common stock of Portland General Electric Company with an aggregate value of approximately $5 million. In October 2006, SCE received another distribution on its allowed bankruptcy claim of approximately $20 million and 17,040 shares of Portland General Electric Company stock, with an aggregate value of less than $1 million. Additional distributions are expected but SCE cannot currently predict the amount or timing of such distributions.

In December 2005, the FERC approved a settlement agreement among SCE, PG&E, San Diego Gas & Electric, several governmental entities and certain other parties, and Reliant Energy, Inc. and a number of its affiliates. In March 2006, SCE received an additional $61 million as part of the settlement.

On August 2, 2006, the Ninth Circuit issued an opinion regarding the scope of refunds issued by the FERC. The Ninth Circuit widened the time period during which refunds could be issued to include the summer of 2000 for tariff violations and broadened the categories of transactions that could be subject to refund. As a result of this decision, SCE may be able to recover additional refunds from sellers of electricity during the crisis with whom settlements have not been reached.

In November 2004, the CPUC issued a resolution authorizing SCE to establish an energy settlement memorandum account (ESMA) for the purpose of recording the foregoing settlement proceeds from energy providers and allocating them in accordance with a settlement agreement. The resolution provides a mechanism whereby portions of the settlement proceeds recorded in the ESMA are allocated to recovery of SCE’s litigation costs and expenses in the FERC refund proceedings described above and the 10% shareholder incentive. Remaining amounts for each settlement are to be refunded to ratepayers through the energy resource recovery account mechanism. During 2005, SCE recognized $23 million in shareholder incentives related to the FERC refunds described above.

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

In June 2006, the Consumer Protection and Safety Division (CPSD) of the CPUC issued its report regarding SCE’s PBR program, recommending that the CPUC impose various refunds and penalties on SCE. Subsequently, in September 2006, the CPSD and other intervenors, such as the CPUC’s Division of Ratepayer Advocates and The Utility Reform Network filed testimony on these matters recommending various refunds and penalties to be imposed upon SCE. On October 16, 2006, SCE filed testimony opposing the various refund and penalty recommendations of the CPSD and other intervenors. Based on SCE’s proposal for refunds and the combined recommendations of the CPSD and other intervenors, the potential refunds and penalties could range from $32 million up to $396 million. .Evidentiary hearings which will address the planning and meter reading components of customer satisfaction, safety, issues related to SCE’s administration of the survey, and statutory fines associated with those matters are scheduled to take place in the fourth quarter of 2006. A schedule has not been set to address the other components of customer satisfaction, system reliability, and other issues. At this time, SCE cannot predict the outcome of these matters or reasonably estimate the potential amount of any additional refunds, disallowances, or penalties that may be required above the lower end of the range.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain transmission service related charges. The order reversed an arbitrator’s award that had affirmed the ISO’s characterization in May 2000 of the charges as Intra-Zonal Congestion costs and allocation of those charges to scheduling coordinators in the affected zone within the ISO transmission grid. The April 20, 2004 order directed the ISO to shift the costs from scheduling coordinators in the affected zone to the responsible participating transmission owner, SCE. The potential cost to SCE, net of amounts SCE expects to receive through the PX, SCE’s scheduling coordinator at the time, is estimated to be approximately $20 million to $25 million, including interest. On April 20, 2005, the FERC stayed its April 20, 2004 order during the pendency of SCE’s appeal filed with the Court of Appeals for the D.C. Circuit. On March 7, 2006, the Court of Appeals remanded the case back to the FERC at the FERC’s request and with SCE’s consent. A decision is expected by March 2007. The FERC may require SCE to pay these costs, but SCE does not believe this outcome is probable. If SCE is required to pay these costs, SCE may seek recovery in its reliability service rates.

Midway-Sunset Cogeneration Company

San Joaquin Energy Company, a wholly owned subsidiary of EME, owns a 50% general partnership interest in Midway-Sunset Cogeneration Company (Midway-Sunset), which owns a 225-MW cogeneration facility near Fellows, California. Midway-Sunset is a party to several proceedings pending at the FERC because Midway-Sunset was a seller in the PX and ISO markets during 2000 and 2001, both for its own account and on behalf of SCE and PG&E, the utilities to which the majority of Midway-Sunset’s power was contracted for sale. As a seller into the PX and ISO markets, Midway-Sunset is potentially liable for refunds to purchasers in these markets. See discussion above in “Federal Energy Regulatory Commission (FERC) Refund Proceedings”.

The claims asserted against Midway-Sunset for refunds related to power sold into the PX and ISO markets, including power sold on behalf of SCE and PG&E, are estimated to be less than $70 million for all periods under

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration. Midway-Sunset did not retain any proceeds from power sold into the PX and ISO markets on behalf of SCE and PG&E in excess of the amounts to which it was entitled under the pre-existing power sales contracts, but instead passed through those proceeds to the utilities. Since the proceeds were passed through to the utilities, EME believes that PG&E and SCE are obligated to reimburse Midway-Sunset for any refund liability that it incurs as a result of sales made into the PX and ISO markets on their behalves.

During this period, amounts SCE received from Midway-Sunset were credited to SCE’s customers against power purchase expenses through the ratemaking mechanism in place at that time. SCE believes that any net amounts reimbursed to Midway-Sunset would be substantially recoverable from its customers through current regulatory mechanisms. SCE does not expect any reimbursement to Midway-Sunset to have a material impact on earnings.

Navajo Nation Litigation

The Navajo Nation filed a complaint in June 1999 in the U.S. District Court for the District of Columbia (District Court), against SCE, among other defendants, arising out of the coal supply agreement for Mohave. The complaint asserts claims for, among other things, violations of the federal Racketeer Influenced and Corrupt Organization (RICO) statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentations by nondisclosure, and various contract-related claims. The complaint claims that the defendants’ actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal supplied to Mohave. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion.

In April 2004, the District Court dismissed SCE’s motion for summary judgment and concluded that a related 2003 U.S. Supreme Court decision in a related lawsuit by the Navajo Nation against the U.S. Government did not preclude the Navajo Nation from pursuing its RICO and intentional tort claims.

Pursuant to a joint request of the parties, the D.C. District Court granted a stay of the action on October 5, 2004 to allow the parties to attempt to negotiate a resolution of the issues associated with Mohave with the assistance of a facilitator. An initial, organizational session was held with the facilitator on October 14, 2004 and negotiations are on-going. On July 28, 2005, the District Court issued an order removing the case from its active calendar, subject to reinstatement at the request of any party.

SCE cannot predict the outcome of the 1999 Navajo Nation’s complaint against SCE, the ultimate impact on the complaint of the Supreme Court’s 2003 decision and the on-going litigation by the Navajo Nation against the Government in the related case, or the impact on the facilitated negotiations of SCE’s recently announced decision to discontinue efforts to return Mohave to service.

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Procurement of Renewable Resources

California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2017. Recently enacted legislation, which will become effective on January 1, 2007, will amend existing law to accelerate the overall target from 2017 to 2010.

SCE previously entered into a contract with Calpine Energy Services, L.P. to purchase the output of certain existing geothermal facilities in northern California. Under previous CPUC decisions and reporting and compliance methodology, SCE was only able to count procurement pursuant to the Calpine contract towards its annual renewable target to the extent the output was certified as “incremental” by the California Energy Commission. On October 19, 2006, the CPUC issued a decision that revised the reporting and compliance methodology, and permitted SCE to count the entire output pursuant to its Calpine contract towards satisfaction of its annual renewable procurement target thus meeting its renewable procurement obligations for 2003, 2004, 2005 and 2006. The decision also implemented a “cumulative deficit banking” feature which would carry forward and accumulate annual deficits until the deficit has been satisfied at a later time through actual deliveries of eligible renewable energy.

Under the new methodology, SCE could have deficits in meeting its renewable procurement obligations for 2007, but will be in compliance for 2003 through 2006. SCE believes it may be able to demonstrate that it should not be penalized for the 2007 deficit through the CPUC’s flexible compliance rules.

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

Scheduling Coordinator Tariff Dispute

SCE serves as a scheduling coordinator for the Los Angeles DWP over the ISO-controlled grid. In late 2003, SCE began charging the DWP under a tariff subject to refund for FERC-authorized charges incurred by SCE on the DWP’s behalf. The scheduling coordinator charges are billed to the DWP under a FERC tariff that remains subject to dispute. The DWP has paid the amounts billed under protest but requested that the FERC declare that SCE was obligated to serve as the DWP’s scheduling coordinator without charge. The FERC accepted SCE’s

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tariff for filing, but held that the rates charged to the DWP have not been shown to be just and reasonable and thus made them subject to refund and further review by the FERC. As a result, SCE could be required to refund all or part of the amounts collected from the DWP under the tariff. As of September 30, 2006, SCE has accrued a $36 million charge to earnings for the potential refunds. If the FERC ultimately rules that SCE may not collect the scheduling coordinator charges from the DWP and requires the amounts collected to be refunded to the DWP, SCE would attempt to recover the scheduling coordinator charges from all transmission grid customers through another regulatory mechanism. However, the availability of other recovery mechanisms is uncertain, and ultimate recovery of the scheduling coordinator charges cannot be assured.

Settlement Agreement with Duke Energy Trading and Marketing, LLC

On September 21, 2006, the CPUC approved a settlement agreement between SCE and Duke Energy Trading and Marketing, LLC (Duke) that resolved disputes arising from Duke’s termination of certain bilateral power supply contracts in early 2001. Under the settlement, Duke made a $77 million principal and interest payment to SCE in October 2006, which will be refunded to ratepayers through the energy resource recovery account mechanism. The settlement also permitted $58 million in liabilities that SCE had previously recorded with respect to the Duke terminated contracts to be reversed, which resulted in an equivalent benefit recorded by SCE in the third quarter of 2006. The CPUC agreed that these liabilities should not be refunded to ratepayers. The recorded liabilities consisted of $40 million in cash collateral received from Duke in 2000 and $18 million in power purchase payments that SCE, in light of Duke’s termination of the bilateral contracts, withheld for energy delivered by Duke in January 2001.

Spent Nuclear Fuel

Under federal law, the United States Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE did not meet its obligation to begin acceptance of spent nuclear fuel not later than January 31, 1998. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or other nuclear power plants. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983 (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to 0.1¢-per-kWh of nuclear-generated electricity sold after April 6, 1983. On January 29, 2004, SCE, as operating agent, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for the DOE’s failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. The case was stayed through April 7, 2006, when SCE and the DOE filed a Joint Status Report in which SCE sought to lift the stay and the government opposed lifting the stay. On June 5, 2006, the Court of Federal Claims lifted the stay on SCE’s case and established a discovery schedule. A Joint Status Report is due on September 7, 2007, regarding further proceedings in this case presumably including establishing a trial date.

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

There are now sufficient dry casks and modules available to the independent spent fuel storage installation to meet plant requirements through 2008. SCE, as operating agent, plans to continually load casks on a schedule to maintain full core off-load capability for both units in order to meet the plant requirements after 2008 until 2022 (the end of the current Nuclear Regulatory Commission operating license).

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

Unit-specific contracts (signed or modified after June 30, 2003) in which SCE takes virtually all of the output of a facility are generally considered to be leases under accounting rules. At September 30, 2006, SCE had eight power contracts that were classified as operating leases and one capital lease (executed in late 2005). The leases have varying terms, provisions and expiration dates. The capital lease (net commitment of $13 million) is reported as a long-term obligation on the consolidated balance sheet under the caption “Other long-term liabilities.”

Estimated remaining commitments for noncancelable operating leases, including power purchases, vehicles, office space, and other equipment at September 30, 2006 are:

In millions	Power Contracts Operating Leases	Other Operating Leases
	(Unaudited)
October through December 2006	$46	$7
2007	308	36
2008	284	33
2009	228	29
2010	204	22
Thereafter	—	65
Total	$1,070	$192

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

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCE provides other indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and specified environmental indemnities and income taxes with respect to assets sold. SCE’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances SCE may have recourse against third parties for certain indemnities. The obligated amounts of these indemnifications often are not explicitly stated, and the overall maximum amount of the obligation under these indemnifications cannot be reasonably estimated. SCE has not recorded a liability related to these indemnities.

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

SCE’s business segment information including all line items with VIE activities, is:

In millions	Electric Utility	VIEs	Eliminations	SCE
	(Unaudited)
Balance Sheet Items as of September 30, 2006:
Cash and equivalents	$50	$108	$—	$158
Accounts receivable – net	1,264	151	(116)	1,299
Inventory	213	17	—	230
Other current assets	65	6	—	71
Nonutility property – net of depreciation	728	327	—	1,055
Other long-term assets	330	8	—	338
Total assets	25,517	617	(116)	26,018
Accounts payable	746	131	(116)	761
Accrued interest	87	1	—	88
Other current liabilities	563	3	—	566
Long-term debt	4,937	54	—	4,991
Asset retirement obligations	2,666	13	—	2,679
Minority interest	—	415	—	415
Total liabilities and shareholders’ equity	25,517	617	(116)	26,018

Balance Sheet Items as of December 31, 2005:
Cash and equivalents	$23	$120	$—	$143
Accounts receivable – net	794	174	(119)	849
Inventory	202	18	—	220
Other current assets	88	4	—	92
Nonutility property – net of depreciation	741	345	—	1,086
Other long-term assets	493	10	—	503
Total assets	24,151	671	(119)	24,703
Accounts payable	813	204	(119)	898
Other current liabilities	721	2	—	723
Long-term debt	4,615	54	—	4,669
Asset retirement obligations	2,608	13	—	2,621
Minority interest	—	398	—	398
Total liabilities and shareholders’ equity	24,151	671	(119)	24,703

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)
Income Statement Items for the Three Months Ended September 30, 2006:
Operating revenue	$2,989	$327	$(237)	$3,079
Fuel	113	173	—	286
Purchased power	1,273	—	(237)	1,036
Other operation and maintenance	644	18	—	662
Depreciation, decommissioning and amortization	245	9	—	254
Total operating expenses	2,443	200	(237)	2,406
Operating income	546	127	—	673
Minority interest	—	127	—	127
Net income	276	—	—	276

	(Unaudited)
Income Statement Items for the Nine Months Ended September 30, 2006:
Operating revenue	$7,524	$899	$(605)	$7,818
Fuel	277	559	—	836
Purchased power	3,424	—	(605)	2,819
Other operation and maintenance	1,847	69	—	1,916
Depreciation, decommissioning and amortization	779	27	—	806
Total operating expenses	6,228	655	(605)	6,278
Operating income	1,296	244	—	1,540
Minority interest	—	244	—	244
Net income	656	—	—	656

	(Unaudited)
Income Statement Items for the Three Months Ended September 30, 2005:
Operating revenue	$2,968	$406	$(290)	$3,084
Fuel	71	225	—	296
Purchased power	792	—	(290)	502
Other operation and maintenance	649	21	—	670
Depreciation, decommissioning and amortization	225	9	—	234
Total operating expenses	2,551	255	(290)	2,516
Operating income	417	151	—	568
Minority interest	—	151	—	151
Net income	287	—	—	287

	(Unaudited)
Income Statement Items for the Nine Months Ended September 30, 2005:
Operating revenue	$6,876	$1,003	$(684)	$7,195
Fuel	193	624	—	817
Purchased power	2,317	—	(684)	1,633
Other operation and maintenance	1,770	68	—	1,838
Depreciation, decommissioning and amortization	660	28	—	688
Total operating expenses	5,874	720	(684)	5,910
Operating income	1,002	283	—	1,285
Minority interest	—	283	—	283
Net income	586	—	—	586
*	VIE segment revenue includes sales to the electric utility segment, which is eliminated in revenue and purchased power in the consolidated statements of income.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Preferred and Preference Stock Not Subject to Mandatory Redemption

In January 2006, SCE issued two million shares of 6.0% Series C preference stock (noncumulative, $100 liquidation value) and received net proceeds of $197 million. The Series C preference stock may not be redeemed prior to January 31, 2011. After January 31, 2011, SCE may, at its option, redeem the shares in whole or in part. The Series C preference stock has the same general characteristics as the Series A and B preference stock. Additional details on preference stock are in Note 4 of “Notes to Consolidated Financial Statements” included in SCE’s 2005 Annual Report.

Note 7. Mohave Shutdown

Mohave obtained all of its coal supply from the Black Mesa Mine in northeast Arizona, located on lands of the Navajo Nation and Hopi Tribe (the Tribes). This coal was delivered from the mine to Mohave by means of a coal slurry pipeline, which required water from wells located on lands belonging to the Tribes in the mine vicinity. Uncertainty over a post-2005 coal and water supply has prevented SCE and other Mohave co-owners from making approximately $1.1 billion in Mohave-related investments (SCE’s share is $605 million), including the installation of enhanced pollution-control equipment required by a 1999 air-quality consent decree in order for Mohave to operate beyond 2005. Accordingly, the plant ceased operations, as scheduled, on December 31, 2005, consistent with the provisions of the consent decree.

On June 19, 2006, SCE announced that it had decided not to move forward with its efforts to return Mohave to service. SCE’s decision was not based on any one factor, but resulted from the conclusion that in light of all the significant unresolved challenges related to returning the plant to service, the plant could not be returned to service in sufficient time to render the necessary investments cost-effective for SCE’s customers. Two of the other Mohave co-owners, Nevada Power Company and the Los Angeles Department of Water & Power, made similar announcements, while the fourth co-owner, Salt River Project Agricultural Improvement and Power District (SRP), has announced that it is pursuing the possibility of putting together a successor owner group, which would include SRP, to pursue continued coal operations. All of the co-owners are evaluating the range of options for disposition of the plant, which conceivably could include, among other potential options, sale of the plant “as is” to a power plant operator, decommissioning and sale of the property to a developer, and decommissioning and apportionment of the land among the owners. At this time, SCE continues to work with the water and coal suppliers to the plant to determine if more clarity around the provision of such services can be provided to any potential acquirer.

Following the suspension of Mohave operations at the end of 2005, the plant’s workforce will be reduced from over 300 employees to approximately 65 employees by the end of 2006. Approximately $7 million in termination costs were recorded in the second quarter and an additional $9 million were recorded in the third quarter (both SCE’s share). Both amounts were deferred in a balancing account authorized in the 2006 GRC decision. SCE expects to recover amounts in this balancing account in future rate-making proceedings.

As of September 30, 2006, SCE had a Mohave net regulatory asset of approximately $89 million representing unamortized capital costs and inventory, partially offset by revenue collected for future removal costs. Based on the 2006 GRC decision, SCE is allowed to continue to earn its authorized rate of return on the Mohave investment and receive rate recovery for amortization, costs of removal, and operating and maintenance expenses, subject to balancing account treatment, during the three-year 2006 rate case cycle. On October 5, 2006, SCE submitted a formal notification to the CPUC regarding the out-of-service status of Mohave, pursuant to California law requiring such notice to the CPUC whenever a plant has been out of service for nine consecutive months. SCE also reported to the CPUC on Mohave’s status numerous times previously. Pursuant to the statute the CPUC may institute an investigation to determine whether to reduce SCE’s rates. At this time, SCE does not

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

anticipate that the CPUC will order a rate reduction. In the past, the CPUC has allowed full recovery of investment for similarly situated plants. However, in a December 2004 decision, the CPUC noted that SCE would not be allowed to recover any unamortized plant balances if SCE could not demonstrate that it took all steps to preserve the “Mohave-open” alternative. SCE believes that it will be able to demonstrate that SCE did everything reasonably possible to return Mohave to service, which it further believes would permit its unamortized costs to be recovered in future rates. However, SCE cannot predict the outcome of any future CPUC action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) for the three- and nine-month periods ended September 30, 2006 discusses material changes in the financial condition, results of operations and other developments of Southern California Edison Company (SCE) since December 31, 2005, and as compared to the three- and nine-month periods ended September 30, 2005. This discussion presumes that the reader has read or has access to SCE’s MD&A for the calendar year 2005 (the year-ended 2005 MD&A), which was included in SCE’s 2005 annual report to shareholders and incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect SCE’s current expectations and projections about future events based on SCE’s knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words “expects,” “believes,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “probable,” “may,” “will,” “could,” “would,” “should,” and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE, include, but are not limited to:

•	the ability of SCE to recover its costs in a timely manner from its customers through regulated rates;

•	decisions and other actions by the California Public Utilities Commission (CPUC) and other regulatory authorities and delays in regulatory actions;

•	market risks affecting SCE’s energy procurement activities;

•	access to capital markets and the cost of capital;

•	changes in interest rates and rates of inflation;

•	governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market and environmental regulations that could require additional expenditures or otherwise affect the cost and manner of doing business;

•	risks associated with operating nuclear and other power generating facilities, including operating risks, nuclear fuel storage, equipment failure, availability, heat rate, output, and availability and cost of spare parts and repairs;

•	the availability of labor, equipment and materials;

•	the ability to obtain sufficient insurance, including insurance relating to SCE’s nuclear facilities;

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

•	the outcome of disputes with the Internal Revenue Service (IRS) and other tax authorities regarding tax positions taken by Edison International;

•	the cost and availability of coal, natural gas, fuel oil, nuclear fuel, and associated transportation;

•	the ability to provide sufficient collateral in support of hedging activities and purchased power and fuel;

•	the risk of counter-party default in hedging transactions or fuel contracts;

•	general political, economic and business conditions;

•	weather conditions, natural disasters and other unforeseen events; and

•	changes in the fair value of investments and other assets.

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

CURRENT DEVELOPMENTS

This section is intended to be a summary of those current developments that management believes are of most importance since year-end December 31, 2005. This section is not intended to be an all-inclusive list of all current developments. Further details of each current development discussed below can be found in this MD&A, along with discussions of liquidity, market risk exposures, and other matters.

2006 General Rate Case Proceeding

On May 11, 2006, the CPUC issued its final decision authorizing an increase of $274 million over SCE’s 2005 base rate revenue, retroactive to January 12, 2006. The CPUC also authorized increases of $74 million in 2007 and $104 million in 2008. See “Regulatory Matters—Current Regulatory Developments—2006 General Rate Case Proceeding” for further discussion.

2007 Cost of Capital Proceeding

On August 24, 2006, the CPUC issued a final decision granting SCE’s request to waive the requirement that SCE file a 2007 cost of capital application and instead file its next application in 2007 for year 2008. As a result, SCE’s authorized capital structure, return on common equity of 11.60% and overall rate of return on capital of 8.77%, will not change for 2007. See “Regulatory Matters—Current Regulatory Developments—2007 Cost of Capital Proceeding” for further discussion.

2006 FERC Rate Case

On July 6, 2006, the FERC approved a settlement that set a revenue requirement of $312 million, which increases SCE’s revenue requirement by $26 million over 2006 base transmission rates (which were authorized in 2003). See “Regulatory Matters—Current Regulatory Developments—2006 FERC Rate Case” for further discussion.

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

Peaker Plant Generation Projects

On August 15, 2006, the CPUC issued a ruling addressing electric reliability needs in Southern California for the summer of 2007 and directing, among other things, that SCE pursue new utility-owned peaker generation (which would be available on notice during peak demand periods) that would be online in time for the summer of 2007. SCE is currently pursuing the construction and siting of up to five combustion turbine peaker plants, each with a capacity of approximately 45 MW. SCE expects to spend a total of approximately $250 million on these projects. See “Regulatory Matters—Current Regulatory Developments—Peaker Plant Generation Projects” for further discussion.

LIQUIDITY

Overview

As of September 30, 2006, SCE had cash and equivalents of $158 million ($108 million of which was held by SCE’s consolidated Variable Interest Entities). As of September 30, 2006, long-term debt, including current maturities of long-term debt, was $5.2 billion. In December 2005, SCE replaced its $1.25 billion credit facility with a $1.7 billion five-year senior secured credit facility. The security pledged (first and refunding mortgage bonds) for the new facility can be removed at SCE’s discretion. If SCE chooses to remove the security, the credit facility’s pricing will change to an unsecured basis per the terms of the credit facility agreement. As of September 30, 2006, SCE’s credit facility supported $189 million in letters of credit, leaving $1.5 billion available under the credit facility.

SCE’s estimated cash outflows during the twelve-month period following September 30, 2006 consist of:

•	Debt maturities of approximately $247 million of rate reduction notes that have a separate nonbypassable recovery mechanism approved by state legislation and CPUC decisions;

•	Projected capital expenditures primarily to replace and expand distribution and transmission infrastructure and construct generation assets (see “Regulatory Matters—Current Regulatory Developments—Peaker Plant Generation Projects”);

•	Dividend payments to SCE’s parent company. SCE made dividend payments to Edison International of $71 million on January 16, 2006, and $60 million on each of April 28, 2006, July 24, 2006 and October 26, 2006;

•	Fuel and procurement-related costs (see “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings”); and

•	General operating expenses.

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

Credit Ratings

At September 30, 2006, SCE’s credit rating on long-term senior secured debt from Standard & Poor’s Rating Services and Moody’s Investors Service were BBB+ and A3, respectively. On October 16, 2006, Moody’s Investors Service raised SCE’s senior secured credit rating from A3 to A2. At September 30, 2006, SCE’s short-term (commercial paper) credit ratings from Standard & Poor’s and Moody’s were A-2 and P-2, respectively.

Dividend Restrictions and Debt Covenants

The CPUC regulates SCE’s capital structure and limits the dividends it may pay Edison International (see “Edison International (Parent): Liquidity” for further discussion). In SCE’s most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE determines compliance with this capital structure based on a 13-month weighted-average calculation. At September 30, 2006, SCE’s 13-month weighted-average common equity component of total capitalization was 50%. At September 30, 2006, SCE had the capacity to pay $164 million in additional dividends based on the 13-month weighted-average method. Based on recorded September 30, 2006 balances, SCE’s common equity to total capitalization ratio, for rate-making purposes, was 50%. SCE had the capacity to pay $260 million of additional dividends to Edison International based on September 30, 2006 recorded balances.

SCE has a debt covenant in its credit facility that requires a debt to total capitalization ratio of less than or equal to 0.65 to 1 to be met. At September 30, 2006, SCE’s debt to total capitalization ratio was 0.44 to 1.

Margin and Collateral Deposits

SCE has entered into certain margining agreements for power and gas trading activities in support of its procurement plan as approved by the CPUC. SCE’s margin deposit requirements under these agreements can vary depending upon the level of unsecured credit extended by counterparties and brokers and changes in market prices relative to contractual commitments, and other factors. At September 30, 2006, SCE had a net deposit of $148 million (consisting of $36 million in cash and reflected in “Margin and collateral deposits” on the balance sheet and $112 million in letters of credit) with a broker. In addition, SCE has deposited $107 million (consisting of $30 million in cash and reflected in “Margin and collateral deposits” on the balance sheet and $77 million in letters of credit) with other brokers and counterparties. Cash deposits with brokers and counterparties earn interest at various rates.

Margin and collateral deposits in support of power contracts and trading activities fluctuate with changes in market prices. Future margin and collateral requirements may be higher or lower than the margin collateral requirements as of September 30, 2006, based on future market prices and volumes of contractual and trading activity.

REGULATORY MATTERS

Current Regulatory Developments

This section of the MD&A describes significant regulatory issues that may impact SCE’s financial condition or results of operation.

Impact of Regulatory Matters on Customer Rates

SCE is concerned about high customer rates, which were a contributing factor that led to the deregulation of the electric services industry during the mid-1990s. On January 1, 2006, SCE implemented a rate change that resulted in a system average rate of 13.7¢-per-kilowatt-hour (kWh). Of the 1.1¢ rate increase, 1¢ was due to the implementation of the California Department of Water Resources’ (CDWR) 2006 revenue requirement approved by the California Public Utilities Commission (CPUC) on December 1, 2005.

SCE implemented another rate change on February 4, 2006. As a result, SCE’s system average rate increased to 14.3¢-per-kWh. The rate increase was due to a 1.2¢ increase resulting from the implementation of SCE’s 2006 Energy Resource Recovery Account (ERRA) forecast discussed below, partially offset by a decrease of 0.7¢ due to spreading of the revenue requirement over a larger customer base resulting from forecast sales growth. In addition, the rate change includes authorized increases in funding for energy efficiency programs.

As of June 4, 2006, SCE’s system average rate was 14.5¢-per-kWh after increases associated with demand response program funding and FERC transmission-related rates. Except for residential rates, on August 1, 2006, SCE implemented in rates the 2006 General Rate Case (GRC) decision and modified the FERC-jurisdictional base transmission-related rates for the revised revenue requirement approved in the settlement discussed below. To mitigate the impact of further rate increases on residential customers during a period of record heat conditions in Southern California, on July 26, 2006, the CPUC granted SCE’s request to defer the residential rate increase to November 1, 2006. On July 27, 2006, SCE filed an advice letter with the CPUC seeking approval of the mechanism in which SCE will collect the authorized revenue earned during this deferral period over a twelve month period beginning January 1, 2007. On October 19, 2006, the CPUC approved SCE’s request to further defer the residential increase to January 1, 2007 and approved the recovery mechanism. Under regulatory accounting, SCE is entitled to recognize revenue based on amounts authorized. As a result, the revenue associated with the residential rate increase is recognized as earned; however, collection is being deferred until January 1, 2007. On October 1, 2006, SCE implemented a rate increase modifying the FERC-jurisdictional rates to recover costs approved by the FERC associated with the ancillary services and losses SCE has incurred in administering wholesale transmission contracts after implementation of the restructured California electric industry. SCE’s current system average rate, as of October 1, 2006, is approximately 14.8¢-per-kWh.

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

During the second quarter of 2006, SCE implemented the 2006 GRC decision and resolved an outstanding regulatory issue which resulted in a pre-tax benefit of approximately $175 million. The implementation of the 2006 GRC decision retroactive to January 12, 2006 mainly resulted in revenue of $50 million related to the revenue requirement for the period January 12, 2006 through May 31, 2006, partially offset by the implementation of the new depreciation rates resulting in increased depreciation expense of approximately $25 million for the period January 12, 2006 through May 31, 2006. In addition, there was a favorable resolution of a one-time issue related to a portion of revenue collected during the 2001–2003 period for state income taxes. SCE was able to determine through regulatory proceedings, including the 2006 GRC decision, that the level of revenue collected during that period was appropriate, and as a result recorded a pre-tax gain of $135 million (reflected in the caption “ Provisions for regulatory adjustments clauses—net” on the income statement). See “Regulatory Matters—Impact of Regulatory Matters on Customer Rates” for further discussion.

2007 Cost of Capital Proceeding

On March 27, 2006, SCE initiated proceedings requesting the CPUC to waive the requirement that SCE file a 2007 cost of capital application and instead file its next application in 2007 for year 2008. On August 24, 2006, the CPUC issued a final decision granting SCE’s waiver application and, as a result, SCE’s authorized capital structure, return on common equity of 11.60% and overall rate of return on capital of 8.77%, will not change for 2007.

2006 FERC Rate Case

SCE’s electric transmission revenue and wholesale and retail transmission rates are subject to authorization by the FERC. On November 10, 2005, SCE filed proposed revisions to the 2006 base transmission rates, which would increase SCE’s revenue requirement by $65 million, or 23%, over 2006 base transmission rates (which were authorized in 2003) and requested an effective date of January 10, 2006. On May 30, 2006, the FERC authorized an effective date for the new rates of June 4, 2006 (SCE’s request for rehearing on the effective date issue was subsequently denied). On July 6, 2006, the FERC approved a settlement that set a revenue requirement of $312 million, which increases SCE’s revenue requirement by $26 million over 2006 base transmission rates. See “Regulatory Matters—Impact of Regulatory Matters on Customer Rates.”

Energy Resource Recovery Account Proceedings

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings” in the year-ended 2005 MD&A, the ERRA is the balancing account mechanism to track and recover SCE’s fuel and procurement-related costs. If the ERRA balancing account incurs an overcollection or undercollection in excess of 4% of SCE’s prior year’s generation revenue, the CPUC has established a “trigger” mechanism, whereby SCE must file an application in which it can request an emergency rate adjustment if the ERRA overcollection or undercollection exceeds 5% of SCE’s prior year’s generation revenue.

At the end of July 2006, the ERRA was overcollected by $231 million, which was 5.79% of SCE’s prior year’s generation revenue. As of September 30, 2006, the ERRA was overcollected by $449 million, which was 11.2% of SCE’s prior year’s generation revenue. In addition, SCE forecasts that the overcollection will remain above the 5% threshold for the remainder of 2006.

As a result of the July 2006 overcollection, on September 1, 2006, SCE filed an ERRA trigger application proposing that no further rate action be taken and that SCE be allowed to maintain its currently authorized ERRA rates for the remainder of 2006 and to consolidate any ERRA rate change with other rate changes to become effective on January 1, 2007. SCE received no opposition to this proposal and anticipates a favorable CPUC decision by the end of 2006.

Resource Adequacy Requirements

Under the CPUC’s resource adequacy framework, all load-serving entities in California have an obligation to procure sufficient resources to meet their expected customers’ needs on a system-wide basis with a 15–17% reserve level. In addition, on June 6, 2006, the CPUC adopted local resource adequacy requirements.

Effective February 16, 2006, SCE was required to demonstrate that it had procured sufficient resources to meet 90% of its June–September 2006 system resource adequacy requirement. SCE believes that it has met this requirement. Beginning in May 2006, SCE is required to demonstrate every month that it has met 100% of its system resource adequacy requirement one month in advance of expected need. The system resource adequacy requirements provide for penalties of 150% of the cost of new monthly capacity for failing to meet the system resource adequacy requirements in 2006, and a 300% penalty in 2007 and beyond. SCE believes it has procured sufficient resources to meet its expected system resource adequacy requirements for 2006.

Under the local resource adequacy requirements, SCE must demonstrate that it has procured 100% of its requirement within defined local areas. The local resource adequacy requirements provide for penalties of 100% of the cost of new monthly capacity for failing to meet the local resource adequacy requirements. During the third quarter of 2006, the CPUC established the amount of local capacity necessary for SCE to meet its local resource adequacy requirements. SCE made a showing of compliance with its local resource adequacy requirements for 2007 on November 2, 2006. SCE believes it has procured sufficient resources to meet its expected local resource adequacy requirements for 2007.

Peaker Plant Generation Projects

On August 15, 2006, the CPUC issued a ruling addressing electric reliability needs in Southern California for the summer of 2007 and directing, among other things, that SCE pursue new utility-owned peaker generation (which would be available on notice during peak demand periods) that would be online in time for the summer of 2007. SCE is currently pursuing the construction and siting of up to five combustion turbine peaker plants, each with a capacity of approximately 45 MW. SCE expects to spend a total of approximately $250 million on these projects. SCE submitted an advice letter to the CPUC seeking recovery of these costs. A decision on this filing is expected in November 2006. After the peaker plants are in operation, SCE will be required to submit a review application to determine the reasonableness of the costs. If the CPUC finds any of the costs to be unreasonable, appropriate rate adjustments will be made.

Procurement of Renewable Resources

California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2017. Recently enacted legislation, which will become effective on January 1, 2007, will amend existing law to accelerate the overall target from 2017 to 2010.

SCE previously entered into a contract with Calpine Energy Services, L.P. to purchase the output of certain existing geothermal facilities in northern California. Under previous CPUC decisions and reporting and compliance methodology, SCE was only able to count procurement pursuant to the Calpine contract towards its annual renewable target to the extent the output was certified as “incremental” by the California Energy Commission (CEC). On October 19, 2006, the CPUC issued a decision that revised the reporting and compliance methodology, and permitted SCE to count the entire output pursuant to its Calpine contract towards satisfaction of its annual renewable procurement target thus meeting its renewable procurement obligations for 2003, 2004, 2005 and 2006. The decision also implemented a “cumulative deficit banking” feature which would carry forward and accumulate annual deficits until the deficit has been satisfied at a later time through actual deliveries of eligible renewable energy.

Under the new methodology, SCE could have deficits in meeting its renewable procurement obligations for 2007, but will be in compliance for 2003 through 2006. SCE believes it may be able to demonstrate that it should not be penalized for the 2007 deficit through the CPUC’s flexible compliance rules.

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

Request for Offers from Renewable Resources

SCE is engaged in several initiatives to meet the requirement that it procure renewable resources, including formal solicitations approved by the CPUC, bilateral negotiations with individual projects and other initiatives. On July 14, 2006, SCE requested proposals for power purchase contracts from renewable energy resources, with bids received in September 2006. SCE is currently reviewing these bids in order to conduct further negotiations with selected bidders in an attempt to enter into final contracts. The contract lengths will be 10, 15 or 20 years.

Mohave Generating Station and Related Proceedings

Mohave obtained all of its coal supply from the Black Mesa Mine in northeast Arizona, located on lands of the Navajo Nation and Hopi Tribe (the Tribes). This coal was delivered from the mine to Mohave by means of a coal slurry pipeline, which required water from wells located on lands belonging to the Tribes in the mine vicinity. Uncertainty over a post-2005 coal and water supply has prevented SCE and other Mohave co-owners from making approximately $1.1 billion in Mohave-related investments (SCE’s share is $605 million), including the installation of enhanced pollution-control equipment required by a 1999 air-quality consent decree in order for Mohave to operate beyond 2005. Accordingly, the plant ceased operations, as scheduled, on December 31, 2005, consistent with the provisions of the consent decree.

On June 19, 2006, SCE announced that it had decided not to move forward with its efforts to return Mohave to service. SCE’s decision was not based on any one factor, but resulted from the conclusion that in light of all the significant unresolved challenges related to returning the plant to service, the plant could not be returned to service in sufficient time to render the necessary investments cost-effective for SCE’s customers. Two of the other Mohave co-owners, Nevada Power Company and the Los Angeles Department of Water & Power, made similar announcements, while the fourth co-owner, Salt River Project Agricultural Improvement and Power District (SRP), has announced that it is pursuing the possibility of putting together a successor owner group, which would include SRP, to pursue continued coal operations. All of the co-owners are evaluating the range of options for disposition of the plant, which conceivably could include, among other potential options, sale of the plant “as is” to a power plant operator, decommissioning and sale of the property to a developer, and decommissioning and apportionment of the land among the owners. At this time, SCE continues to work with the water and coal suppliers to the plant to determine if more clarity around the provision of such services can be provided to any potential acquirer.

Following the suspension of Mohave operations at the end of 2005, the plant’s workforce will be reduced from over 300 employees to approximately 65 employees by the end of 2006. Approximately $7 million in termination costs were recorded in the second quarter and an additional $9 million were recorded in the third quarter (both SCE’s share). Both amounts were deferred in a balancing account authorized in the 2006 GRC decision. SCE expects to recover amounts in this balancing account in future rate-making proceedings.

As of September 30, 2006, SCE had a Mohave net regulatory asset of approximately $89 million representing unamortized capital costs and inventory, partially offset by revenue collected for future removal costs. Based on the 2006 GRC decision, SCE is allowed to continue to earn its authorized rate of return on the Mohave investment and receive rate recovery for amortization, costs of removal, and operating and maintenance expenses, subject to balancing account treatment, during the three-year 2006 rate case cycle. On October 5, 2006, SCE submitted a formal notification to the CPUC regarding the out-of-service status of Mohave, pursuant to California law requiring such notice to the CPUC whenever a plant has been out of service for nine consecutive months. SCE also reported to the CPUC on Mohave’s status numerous times previously. Pursuant to the statute the CPUC may institute an investigation to determine whether to reduce SCE’s rates. At this time, SCE does not anticipate that the CPUC will order a rate reduction. In the past, the CPUC has allowed full recovery of investment for similarly situated plants. However, in a December 2004 decision, the CPUC noted that SCE would not be allowed to recover any unamortized plant balances if SCE could not demonstrate that it took all steps to preserve the “Mohave-open” alternative. SCE believes that it will be able to demonstrate that SCE did everything reasonably possible to return Mohave to service, which it further believes would permit its unamortized costs to be recovered in future rates. However, SCE cannot predict the outcome of any future CPUC action.

San Onofre Nuclear Generating Station Steam Generators

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—San Onofre Nuclear Generating Station Steam Generators” in the year-ended 2005 MD&A, on December 15, 2005, the CPUC issued a final decision on SCE’s application for replacement of SCE’s San Onofre Nuclear Generating Station (San Onofre) Units 2 and 3 steam generators. On June 15, 2006, the CPUC granted a limited rehearing of the decision in response to an Application for Rehearing filed by The Utility Reform Network and California Earth Corps challenging the cost effectiveness of the steam generator replacement project. SCE expects the CPUC to issue its decision affirming the cost effectiveness of the steam generator replacement project during the fourth quarter of 2006.

The city of Anaheim opted out of the project and agreed to transfer its 3.16% share of San Onofre to SCE. In March 2006, SCE filed applications to the Nuclear Regulatory Commission (NRC) and the FERC requesting authority to transfer Anaheim’s share to SCE. Also, in March 2006, SCE filed an application with the CPUC requesting rate recovery for Anaheim’s share of San Onofre operating and decommissioning costs. SCE received authority to acquire Anaheim’s share from the FERC in April 2006 and from the NRC in September 2006. SCE expects to receive authority to recover Anaheim’s share of San Onofre operating and decommissioning costs from the CPUC during the fourth quarter of 2006. The transfer of Anaheim’s share is expected to occur in late 2006.

On April 14, 2006, San Diego Gas & Electric Company (SDG&E) applied to the CPUC to participate in the steam generator replacement and retain its 20% share of San Onofre contingent upon CPUC adoption of its application subject to certain conditions including authorization of an operating and maintenance expense balancing account and an 11.6% return on equity for SDG&E’s San Onofre capital investment. If the CPUC’s decision is not acceptable to SDG&E, it may file an application with the CPUC to opt out of steam generator replacement and have its ownership share of San Onofre reduced.

Palo Verde Nuclear Generating Station Steam Generators

SCE owns a 15.8% interest in the Palo Verde Nuclear Generating Station (Palo Verde). During 2003, the Palo Verde Unit 2 steam generators were replaced. During 2005, the Palo Verde Unit 1 steam generators were replaced. In addition, the Palo Verde owners have approved the manufacture and installation of steam generators in Unit 3. SCE expects that replacement steam generators will be installed in Unit 3 by the end of 2007. SCE’s share of the costs of manufacturing and installing all of the replacement steam generators at Palo Verde is estimated to be approximately $115 million. The CPUC approved the replacement costs for Unit 2 in the 2003 GRC. The final decision in the 2006 GRC proceeding authorized SCE to recover the replacement costs for Units 1 and 3.

FERC Refund Proceedings

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—FERC Refund Proceedings” in the year-ended 2005 MD&A, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the energy crisis in California in 2000–2001 or who benefited from the manipulation by receiving inflated market prices. SCE is required to refund to customers 90% of any refunds actually realized by SCE, net of litigation costs, and 10% will be retained by SCE as a shareholder incentive.

During the course of the refund proceedings, the FERC ruled that governmental power sellers, like private generators and marketers that sold into the California market, should refund the excessive prices they received during the crisis period. However, on September 21, 2005, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) ruled that the FERC does not have authority directly to enforce its refund orders against governmental power sellers. The Court however, clarified that its decision does not preclude SCE or other parties from pursuing civil claims against the governmental power sellers. On March 16, 2006, SCE, Pacific Gas and Electric Company (PG&E) and the California Electricity Oversight Board jointly filed suit in federal court against several governmental power sellers, seeking refunds based on the reduced prices set by the FERC for transactions during the crisis period. SCE cannot predict whether it may be able to recover any additional refunds from governmental power sellers as a result of this suit.

In November 2005, SCE and other parties entered into a settlement agreement with Enron Corporation and a number of its affiliates, most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In April 2006, SCE received an additional distribution on its allowed bankruptcy claim of approximately $29 million, and 196,245 shares of common stock of Portland General Electric Company with an aggregate value of approximately $5 million. In October 2006, SCE received another distribution on its allowed bankruptcy claim of approximately $20 million and 17,040 shares of Portland General Electric Company stock, with an aggregate value of less than $1 million. Additional distributions are expected but SCE cannot currently predict the amount or timing of such distributions.

In December 2005, the FERC approved a settlement agreement among SCE, PG&E, SDG&E, several governmental entities and certain other parties, and Reliant Energy, Inc. and a number of its affiliates. In March 2006, SCE received an additional $61 million as part of the settlement.

On August 2, 2006, the Ninth Circuit issued an opinion regarding the scope of refunds issued by the FERC. The Ninth Circuit widened the time period during which refunds could be issued to include the summer of 2000 for tariff violations and broadened the categories of transactions that could be subject to refund. As a result of this decision, SCE may be able to recover additional refunds from sellers of electricity during the crisis with whom settlements have not been reached.

Holding Company Order Instituting Rulemaking

On October 27, 2005, the CPUC issued an Order Instituting Rulemaking (OIR) to allow the CPUC to re-examine the relationships of the major California energy utilities with their parent holding companies and nonregulated affiliates. On June 29, 2006, the CPUC issued an opinion amending the October 2005 order. The opinion elaborates the CPUC’s reasons for opening the OIR and invites comment on a number of perceived problems and potential solutions relating to the relationships between utilities, holding companies and nonregulated energy affiliates. The opinion also included the CPUC staff proposals for revisions to the affiliate transaction rules and the utility executive compensation reporting rules. Finally, the opinion expanded the process for the OIR to include participation of interested third parties through filed comments, a workshop, and oral argument. Respondent utilities and holding companies and other interested parties have completed briefings and a workshop to discuss the issues raised in the amended order.

On October 10, 2006, the CPUC issued a proposed decision that would amend the affiliate transaction rules and the executive compensation reporting rules. SCE and Edison International oppose some of the rule changes because they significantly alter relationships between the public utilities and their holding companies and nonregulated affiliates without clear evidentiary support; reduce operational efficiencies and increase regulatory compliance costs; and unnecessarily interfere with corporate governance and oversight. The CPUC has stated that it intends to conclude this rulemaking by the end of 2006. Edison International cannot predict the outcome of this proceeding.

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

In June 2006, the Consumer Protection and Safety Division (CPSD) of the CPUC issued its report regarding SCE’s PBR program, recommending that the CPUC impose various refunds and penalties on SCE. Subsequently, in September 2006, the CPSD and other intervenors, such as the CPUC’s Division of Ratepayer Advocates and The Utility Reform Network filed testimony on these matters recommending various refunds and penalties to be imposed upon SCE. On October 16, 2006, SCE filed testimony opposing the various refund and penalty recommendations of the CPSD and other intervenors. Based on SCE’s proposal for refunds and the combined recommendations of the CPSD and other intervenors, the potential refunds and penalties could range from $32 million up to $396 million. Evidentiary hearings which will address the planning and meter reading components of customer satisfaction, safety, issues related to SCE’s administration of the survey, and statutory fines associated with those matters are scheduled to take place in the fourth quarter of 2006. A schedule has not been set to address the other components of customer satisfaction, system reliability, and other issues. At this time, SCE cannot predict the outcome of these matters or reasonably estimate the potential amount of any additional refunds, disallowances, or penalties that may be required above the lower end of the range.

Settlement Agreement with Duke Energy Trading and Marketing, LLC

On September 21, 2006, the CPUC approved a settlement agreement between SCE and Duke Energy Trading and Marketing, LLC (Duke) that resolved disputes arising from Duke’s termination of certain bilateral power supply contracts in early 2001. Under the settlement, Duke made a $77 million principal and interest payment to SCE in October 2006, which will be refunded to ratepayers through the ERRA mechanism. The settlement also permitted $58 million in liabilities that SCE had previously recorded with respect to the Duke terminated contracts to be reversed, which resulted in an equivalent benefit recorded by SCE in the third quarter of 2006 (reflected in the caption “Purchased power” on the income statement). The CPUC agreed that these liabilities should not be refunded to ratepayers. The recorded liabilities consisted of $40 million in cash collateral received from Duke in 2000 and $18 million in power purchase payments that SCE, in light of Duke’s termination of the bilateral contracts, withheld for energy delivered by Duke in January 2001.

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

California Greenhouse Gas Emissions Legislation

In September 2006, California’s Governor Schwarzenegger signed two bills into law regarding greenhouse gas emissions. The first, known as Assembly Bill 32 or the California Global Warming Solutions Act of 2006, establishes a comprehensive program of regulatory and market mechanisms to achieve reductions of greenhouse gases. Assembly Bill 32 requires the California Air Resources Board to develop regulations and market mechanisms targeted to reduce California’s greenhouse gas emissions to 1990 levels by 2020. Mandatory caps will begin in 2012 and will be reduced incrementally each year so that emissions of greenhouse gases will be reduced to the 1990 levels by 2020. The second bill, known as Senate Bill 1368, requires the CEC to develop and adopt by regulation a greenhouse gas emissions performance standard for long-term procurement of electricity by local publicly owned utilities. The CEC must adopt the standard on or before June 30, 2007 and it must be consistent with the standard to be adopted by the CPUC for load-serving entities under their jurisdiction on or before February 1, 2007. For more information on the CPUC standard, refer to “Other Developments—Environmental Matters—Environmental Matters Affecting SCE—Climate Change” in the year-ended 2005 MD&A. Edison International is not able at this time to predict the final form of these rules or provide an estimate of their financial impact.

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

SCE’s recorded estimated minimum liability to remediate its 23 identified sites is $84 million. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $116 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 32 immaterial sites whose total liability ranges from $4 million (the recorded minimum liability) to $8 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $35 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $85 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $25 million. Recorded costs for the twelve months ended September 30, 2006 were $13 million.

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

Federal and State Income Taxes

Edison International received Revenue Agent Reports from the IRS in August 2002 and in January 2005 asserting deficiencies in federal corporate income taxes with respect to audits of its 1994–1996 and 1997–1999 tax years, respectively. Many of the asserted tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of penalties), if any, would benefit SCE as future tax deductions. Edison International has also submitted affirmative claims to the IRS and state tax agencies which are being addressed in administrative proceedings. Any benefits would be recorded when a settlement is reached or as part of the implementation of a Financial Accounting Standards Board (FASB) interpretation related to accounting for uncertainty in income taxes (FIN 48).

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

Midway-Sunset Cogeneration Company

San Joaquin Energy Company, a wholly owned subsidiary of EME, owns a 50% general partnership interest in Midway-Sunset Cogeneration Company (Midway-Sunset), which owns a 225 MW cogeneration facility near Fellows, California. Midway-Sunset is a party to several proceedings pending at the FERC because Midway-Sunset was a seller in the PX and ISO markets during 2000 and 2001, both for its own account and on behalf of SCE and PG&E, the utilities to which the majority of Midway-Sunset’s power was contracted for sale. As a seller into the PX and ISO markets, Midway-Sunset is potentially liable for refunds to purchasers in these markets. See “Regulatory Matters—Current Regulatory Developments—FERC Refund Proceedings.”

The claims asserted against Midway-Sunset for refunds related to power sold into the PX and ISO markets, including power sold on behalf of SCE and PG&E, are estimated to be less than $70 million for all periods under consideration. Midway-Sunset did not retain any proceeds from power sold into the PX and ISO markets on behalf of SCE and PG&E in excess of the amounts to which it was entitled under the pre-existing power sales contracts, but instead passed through those proceeds to the utilities. Since the proceeds were passed through to the utilities, EME believes that PG&E and SCE are obligated to reimburse Midway-Sunset for any refund liability that it incurs as a result of sales made into the PX and ISO markets on their behalves.

During this period, amounts SCE received from Midway-Sunset were credited to SCE’s customers against power purchase expenses through the ratemaking mechanism in place at that time. SCE believes that any net amounts reimbursed to Midway-Sunset would be substantially recoverable from its customers through current regulatory mechanisms. SCE does not expect any reimbursement to Midway-Sunset to have a material impact on earnings.

Navajo Nation Litigation

The Navajo Nation filed a complaint in June 1999 in the U.S. District Court for the District of Columbia (District Court), against SCE, among other defendants, arising out of the coal supply agreement for Mohave. The complaint asserts claims for, among other things, violations of the federal Racketeer Influenced and Corrupt Organization (RICO) statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentations by nondisclosure, and various contract-related claims. The complaint claims that the defendants’ actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal supplied to Mohave. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion.

In April 2004, the District Court dismissed SCE’s motion for summary judgment and concluded that a 2003 U.S. Supreme Court decision in a related lawsuit by the Navajo Nation against the U.S. Government did not preclude the Navajo Nation from pursuing its RICO and intentional tort claims.

Pursuant to a joint request of the parties, the District Court granted a stay of the action on October 5, 2004 to allow the parties to attempt to negotiate a resolution of the issues associated with Mohave with the assistance of a facilitator. An initial, organizational session was held with the facilitator on October 14, 2004 and negotiations are on-going. On July 28, 2005, the District Court issued an order removing the case from its active calendar, subject to reinstatement at the request of any party.

SCE cannot predict the outcome of the 1999 Navajo Nation’s complaint against SCE, the ultimate impact on the complaint of the Supreme Court’s 2003 decision and the on-going litigation by the Navajo Nation against the Government in the related case, or the impact on the facilitated negotiations of SCE’s recently announced decision to discontinue efforts to return Mohave to service.

Palo Verde Nuclear Generating Station Outage and Inspection

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

The Nuclear Regulatory Commission (NCR) has held three special inspections of Palo Verde, between March 2005 and October 2006. A follow-up to the first inspection resulted in a finding that Palo Verde had not established adequate measures to ensure that certain corrective actions were effective. The second recent inspection identified five apparent violations that may require increased NRC regulatory oversight. The initial results of the most recent inspection concerning the failure of an emergency backup generator at Palo Verde Unit 3 are expected to be available in mid-November 2006. Multiple findings by the NRC of a need for increased regulatory oversight could increase the number of corrective actions Palo Verde would be required to take, thereby increasing costs. SCE cannot predict what corrective actions will have to be taken to satisfy these NRC inspection findings or the cost to Palo Verde’s co-owners, including SCE.

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

Commodity Price Risk

The following table summarizes the net fair values for outstanding physical and financial derivative investments used at SCE to mitigate its exposures to commodity price risk:

	September 30, 2006		December 31, 2005
In millions	Assets	Liabilities	Assets	Liabilities
Energy options and tolling arrangements	$14	$—	$25	$—
Forward physicals (power)	—	121	—	49
Gas options, swaps and forward arrangements	—	146	105	—
Total	$14	$267	$130	$49

SCE records its derivative instruments on its consolidated balance sheets at fair value unless they meet the definition of a normal purchase or sale. The normal purchases and sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business SCE enters into contracts for power and gas options, as well as swaps and futures, in order to mitigate its exposure to increases in natural gas and electricity pricing. These transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans. The derivative instrument fair values are marked to market at each reporting period. Any fair value changes for recorded derivatives are recorded in purchased-power expense and offset through the provision for regulatory adjustment clauses; therefore, fair value changes do not affect earnings. Hedge accounting is not used for these transactions due to this regulatory accounting treatment.

SCE recorded net unrealized losses of $9 million and $351 million, for the three- and nine-month periods ended September 30, 2006, respectively, compared to net unrealized gains of $504 million and $457 million, for the same periods in 2005, respectively. The 2006 quarter and year-to-date unrealized losses were primarily due to changes in both the gas and power portfolios, as well as decreases in the gas and power forward market prices.

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of “Results of Operations and Historical Cash Flow Analysis” provide a discussion on the changes in various line items presented on the Consolidated Statements of Income, as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operations

Net Income Available for Common Stock

SCE’s net income available for common stock was $263 million and $618 million for the three- and nine-month periods ended September 30, 2006, respectively, compared with net income of $280 million and $572 million for the comparable periods in 2005. The quarter and year-to-date variances reflect the impact of higher net revenue associated with the GRC decision and earnings from SCE’s Mountainview plant, partially offset by higher income tax expense. Net income available for common stock for the three- and nine-month periods ended September 30, 2006 include a $24 million benefit from a generator settlement in 2006 (see “Regulatory Matters—Current Regulatory Developments—Settlement Agreement with Duke Energy Trading and Marketing, LLC”). Net income available for common stock for the nine-month period ended September 30, 2006, also include an $81 million benefit from the resolution of an outstanding state income tax issue (see “Regulatory Matters—Current Regulatory Developments—2006 General Rate Case Proceeding” for further discussion of this benefit). Net income available for common stock for the three- and nine-month periods ended September 30, 2005 include a $61 million benefit from an IRS tax settlement and a $4 million generator refund incentive.

Operating Revenue

The following table sets forth the major changes in operating revenue:

In millions	Three Months Ended September 30, 2006 vs. 2005	Nine Months Ended September 30, 2006 vs. 2005
Operating revenue
Rate changes (including unbilled)	$593	$986
Sales volume changes (including unbilled)	211	297
Balancing account (over) undercollections	(675)	(371)
Sales for resale	(116)	(314)
SCE’s variable interest entities	(26)	(25)
Other (including intercompany transactions)	8	50
Total	$(5)	$623

SCE’s retail sales represented approximately 90% of operating revenue for both the three- and nine-month periods ended September 30, 2006, respectively, compared to approximately 85% for both comparable periods in 2005. Due to warmer weather during the summer months, operating revenue during the third quarter of each year is generally significantly higher than other quarters.

Total operating revenue decreased $5 million and increased $623 million for the three and nine months ended September 30, 2006, respectively (as shown in the table above). The increases resulting from rate changes for both periods was mainly due to the rate change implemented on February 4, 2006, June 4, 2006, and August 1, 2006 (see “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates” for further discussion of these rate changes). The increases in operating revenue resulting from sales volume changes was mainly due to an increase in kilowatt-hours (kWh) sold resulting from record heat conditions experienced in the third quarter of 2006, as well as SCE providing a greater amount of energy to its customers from its own sources in 2006, compared to 2005. Balancing account (over) undercollections represents the difference between authorized revenue and recorded revenue subject to regulatory balancing account mechanisms. Recorded revenue (reflected in revenue from rate changes and sales volume changes in the table above) exceeded authorized revenue by approximately $767 million and $663 million in the three- and nine-month periods ended September 30, 2006, respectively, compared to approximately $92 million and $292 million in the same periods in 2005, respectively, due to higher balancing account overcollections in 2006, compared to 2005. Operating revenue from sales for resale represents the sale of excess energy. Excess energy from SCE sources which may exist at certain times is resold in the energy markets. Sales for resale revenue decreased due to a lesser amount of excess energy in 2006, as compared to 2005. Revenue from sales for resale is refunded to customers through the ERRA rate-making mechanism and does not impact earnings. SCE’s variable interest entities revenue represents the recognition of revenue resulting from the consolidation of SCE’s variable interest entities. The year-to-date increase in other revenue was due to higher investment earnings from SCE’s nuclear decommissioning trusts. The nuclear decommissioning trust investment earnings are offset in depreciation, decommissioning and amortization expense and as a result, have no impact on net income.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE’s customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and none of these collections are recognized as revenue by SCE. These amounts were $686 million and $1.8 billion for the three- and nine-month periods ended September 30, 2006, respectively, compared to $534 million and $1.5 billion for the same respective periods in 2005.

Operating Expenses

Fuel Expense

SCE’s fuel expense decreased $10 million for the three months ended September 30, 2006 and increased $19 million for the nine months ended September 30, 2006, as compared to the same periods in 2005. The quarter and year-to-date variances were due to lower fuel expense of approximately $25 million and $60 million for the three- and nine-month periods ended September 30, 2006, respectively, at SCE’s Mohave Generating Station resulting from the plant shutdown on December 31, 2005 (see “Regulatory Matters—Mohave Generating Station and Related Proceedings” for further discussion); lower fuel expense of $50 million and $65 million for the three- and nine-month periods ended September 30, 2006, respectively, related to SCE’s consolidated variable interest entities; and higher fuel expense of $65 million and $165 million for the three- and nine-month periods ended September 30, 2006, respectively, resulting from SCE’s newly constructed Mountainview project which became operational in December 2005. The year-to-date variance also reflects lower nuclear fuel expense of $15 million resulting from a planned refueling and maintenance outage at SCE’s San Onofre Unit 2.

Purchased-Power Expense

Purchased-power expense increased $534 million and $1.2 billion for the three- and nine-month period ended September 30, 2006, respectively, as compared to the same periods in 2005. The quarterly and year-to-date increases were mainly due to net realized and unrealized losses of $120 million and $630 million in the three- and nine-month periods ended September 30, 2006, respectively, compared to net realized and unrealized gains of $585 million and $530 million in the same periods in 2005, respectively (see “Market Risk Exposures—Commodity Price Risk” for further discussion). The quarter increase was partially offset by lower firm energy purchases of approximately $40 million, lower power purchased from qualifying facilities (QF) of approximately $45 million (as further discussed below) and higher energy settlement refunds of approximately $115 million in 2006, compared to 2005. The year-to-date increase was also due to increased firm energy purchases of approximately $75 million and a decrease in power purchased from QFs of approximately $40 million.

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

Provisions for Regulatory Adjustment Clauses—Net

Provisions for regulatory adjustment clauses—net decreased $651 million and $1.0 billion for the three- and nine-month periods ended September 30, 2006, as compared to the same periods in 2005. The decreases for both periods were mainly due to net unrealized losses related to economic hedging transactions (mentioned above in purchased-power expense) of approximately $10 million and $350 million for the three- and nine-month periods ended September 30, 2006, respectively, that, if realized, would be recovered from ratepayers, compared to unrealized gains of $505 million and $455 million for the same periods in 2005, respectively (see “Market Risk Exposures—Commodity Price Risk” for further discussion). The decreases also reflect lower net overcollections of purchase-power, fuel, and operation and maintenance expenses of approximately $155 million and $40 million for the three- and nine-month periods ended September 30, 2006. The year-to-date decrease was also due to the resolution of the one-time issue related to a portion of revenue collected during the 2001–2003 period related to state income taxes. SCE was able to determine through the 2006 GRC decision and other regulatory proceedings that the level of revenue collected during that period was appropriate, and as a result recorded a pre-tax gain of $135 million.

Other Operation and Maintenance Expense

SCE’s other operation and maintenance expense increased $78 million for the nine-month period ended September 30, 2006, as compared to the same period in 2005. The year-to-date increase was mainly due to higher generation-related costs of approximately $50 million primarily resulting from the planned refueling and maintenance outage at SCE’s San Onofre Unit 2, higher transmission and distribution maintenance cost of approximately $15 million, partially offset by a decrease of $15 million in reliability costs related to must-run offer units (reliability costs are being recovered through regulatory mechanisms approved by the FERC). In addition, as a result of implementation of the 2006 GRC, beginning in May 2006, costs related to the Mohave shutdown, postretirement benefits other than pensions, pensions and results sharing are being recovered through a balancing account mechanism.

Depreciation, Decommissioning and Amortization Expense

SCE’s depreciation, decommissioning and amortization expense increased $20 million and $118 million for the three- and nine-month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. The increases in 2006 are mainly due to an increase in depreciation expense resulting from additions to transmission and distribution assets, as well as an increase of approximately $15 million and $50 million for the three- and nine-month periods ended September 30, 2006, respectively, resulting from the implementation of the new depreciation rates approved in the 2006 GRC decision, and higher investment earnings from SCE’s nuclear decommissioning trusts. The nuclear decommissioning trust investment earnings are also recorded in operating revenue and as a result, have no impact on net income.

Other Income and Deductions

Interest and Dividend Income

SCE’s interest and dividend income increased $9 million for the nine-month period ended September 30, 2006, as compared to the same period in 2005. The 2006 increase was mainly due to higher interest income resulting from higher balancing account undercollections and higher short-term interest rates in 2006, as compared to 2005.

Other Nonoperating Income

SCE’s other nonoperating income decreased $20 million and $7 million for the three- and nine-month periods ended September 30, 2006, as compared to the same periods in 2005. The decrease in both periods was mainly due to a $15 million incentive recorded in 2005 related to demand-side management and energy efficiency performance for the portion of the incentive previously collected in rates, but which were deferred. There was no comparable incentive in 2006. Also recorded in other nonoperating income are incentive rewards approved by the CPUC for the efficient operation of Palo Verde of $15 million in the first quarter of 2006 and $10 million in the first quarter of 2005.

Other Nonoperating Deductions

Other nonoperating deductions decreased $23 million and $22 million for the three- and nine-month periods ended September 30, 2006, respectively, mainly due to a 2005 penalty accrual of $26 million under the system reliability performance mechanism for 2005.

Income Tax

SCE’s effective tax rates from net income was 42% and 40% for the three- and nine-month periods ended September 30, 2006, respectively, as compared to 16% and 24% for the same periods in 2005. The increased effective tax rate resulted primarily from recording a $61 million benefit, including $45 million of interest income, in the third quarter of 2005 relating to a settlement with the IRS on tax issues and pending affirmative claims relating to Edison International’s 1991–1993 tax years. Additional increases to the effective tax rate resulted from reductions made to the income tax reserve in 2005 to reflect the issuance of new IRS regulations and progress in settlement negotiations relating to tax audits other than the 1991–1993 IRS audit and adjustments made to tax balances in 2005.

Historical Cash Flow Analysis

The “Historical Cash Flow Analysis” section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.1 billion for the nine-month period ended September 30, 2006, compared to $2.0 billion for the comparable period in 2005. The 2006 change in cash provided by operating activities from continuing operations was mainly due to an increase in cash collected from SCE’s customers due to increased rates (see “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates”) and increased sales volume due to warmer weather in 2006, as compared to 2005, which contributed to higher balancing account overcollections in 2006, as compared to 2005. The 2006 increase was almost entirely offset by lower net margin and collateral deposits due to a decrease in forward market prices at September 30, 2006, compared to December 31, 2005. Margin and collateral deposits received from counterparties decreased $151 million in 2006, compared to an increase of $354 million in 2005. Margin and collateral deposit posted to counterparties decreased $112 million in 2006, compared to an increase of $83 million in 2005.

Cash Flows from Financing Activities

SCE’s short-term debt is normally used fro working capital requirements. Long-term debt is used mainly to finance the utility’s rate base. External financings are influenced by market conditions and other factors.

Financing activities in 2006 included activities related to the rebalancing of SCE’s capital structure and rate base growth.

•	In January 2006, SCE issued $500 million of first and refunding mortgage bonds which consisted of $350 million of 5.625% bonds due in 2036 and $150 million of floating rate bonds due in 2009. The proceeds from this issuance were used to redeem $150 million of variable rate first and refunding mortgage bonds due in January 2006 and $200 million of its 6.375% first and refunding mortgage bonds due in January 2006.

•	In January 2006, SCE issued two million shares of 6% Series C preference stock (noncumulative, $100 liquidation value) and received net proceeds of $197 million.

•	Financing activities in 2006 also included dividend payments of $191 million made to Edison International.

Financing activities in 2005 also included activities related to the rebalancing of SCE’s capital structure.

•	In January 2005, SCE issued $650 million of first and refunding mortgage bonds which consisted of $400 million of 5% bonds due in 2016 and $250 million of 5.55% bonds due in 2036. The proceeds from this issuance were used to redeem the remaining $50,000 of its 8% first and refunding mortgage bonds due February 2007 (Series 2003A) and $650 million of the $966 million 8% first and refunding mortgage bonds due February 2007 (Series 2003B).

•	In April 2005, SCE issued 4,000,000 shares of Series A preference stock (noncumulative, 100% liquidation value) and received net proceeds of approximately $394 million. Approximately $81 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 7.23% Series, and approximately $64 million of the proceeds was used to redeem all the outstanding shares of its $100 cumulative preferred stock, 6.05% Series.

•	In June 2005, SCE issued $350 million of 5.35% first and refunding mortgage bonds due in 2035 (Series 2005E). A portion of the proceeds from this issuance were used to redeem $316 million of its 8% first and refunding mortgage bonds due in 2007 (Series 2003B).

•	Financing activities in 2005 also include dividend payments of $214 million made to Edison International.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by capital expenditures and funding of nuclear decommissioning trusts.

Investing activities in 2006 reflect $1.6 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $63 million for nuclear fuel acquisitions.

Investing activities in 2005 reflect $1.3 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $43 million for nuclear fuel acquisitions and $111 million related to the Mountainview project.

NEW ACCOUNTING PRONOUNCEMENTS

A new accounting standard, Statement of Financial Accounting Standards (SFAS) No. 123(R), requires companies to use the fair value accounting method for stock-based compensation. SCE implemented the new standard in the first quarter of 2006 and applied the modified prospective transition method. Under the modified prospective method, the new accounting standard was applied effective January 1, 2006 to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements were not restated under this method. The new accounting standard resulted in the recognition of expense for all stock-based compensation awards. Prior to January 1, 2006, SCE used the intrinsic value method of accounting, which resulted in no recognition of expense for its stock options. Prior to adoption of the new accounting standard, SCE presented all tax benefits of deductions resulting from the exercise of stock options as a component of operating cash flows under the caption “Other liabilities” in the consolidated statements of cash flows. The new accounting standard requires the cash flows resulting from the tax benefits that occur from estimated tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $11 million excess tax benefit is classified as a financing cash inflow in 2006. Due to the adoption of this new accounting standard, SCE recorded a cumulative effect adjustment that increased net income by less than $1 million, net of tax, in the first quarter of 2006, mainly to reflect the change in the valuation method for performance shares classified as liability awards and the use of forfeiture estimates.

In April 2006, the FASB issued a Staff Position (FSP), FSP FIN 46(R)-6, that specifies how a company should determine the variability to be considered in applying the accounting standard for consolidation of variable interest entities. The pronouncement states that such variability shall be determined based on an analysis of the design of the entity, including the nature of the risks in the entity, the purpose for which the entity was created, and the variability the entity is designed to create and pass along to its interest holders. This new accounting guidance was effective prospectively beginning July 1, 2006, although companies have until December 31, 2006, to elect retrospective application. SCE has not yet selected a transition method. Applying the guidance of FSP FIN 46(R)-6 had no effect on the financial statements for the three months ended September 30, 2006.

In July 2006, the FASB issued an interpretation (FIN 48) relating to accounting for uncertainty in income taxes. This interpretation clarifies the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. The effective date for SCE is January 1, 2007. SCE is currently assessing the potential impact of FIN 48 on its financial condition.

In September 2006, the FASB issued a new accounting standard on fair value measurements (SFAS No. 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SCE will adopt SFAS No. 157 on January 1, 2008. SCE is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, which amends the accounting by employers for defined benefit pension plans and postretirement benefits other than pensions. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or liability in its balance sheet; the asset or liability is offset through other comprehensive income. SCE will record regulatory assets or liabilities instead of charges or credits to other comprehensive income for its postretirement benefit plans that are recoverable in utility rates, in accordance with accounting principles for rate-regulated enterprises. The standard also requires companies to align the measurement dates for their plans to their fiscal year-ends; SCE already has a fiscal year-end measurement date for all of its postretirement plans. SCE will adopt SFAS No. 158 prospectively on December 31, 2006. Had SFAS No. 158 been effective as of December 31, 2005, SCE would have recorded additional postretirement benefit liabilities of $739 million, additional regulatory assets of $723 million, and a reduction to accumulated other comprehensive income (a component of shareholder’s equity) of $11 million, net of tax. SCE is currently assessing the impact of this standard on its 2006 financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The new guidance requires additional quantitative testing to determine whether a misstatement is material. SCE will implement SAB No. 108 for the filing of its Annual Report on Form 10-K for the year-ended December 31, 2006. SCE is currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) reached a consensus for Issue No. 06-5, which clarifies the accounting for purchases of life insurance, including corporate-owned life insurance. The new guidance states that policyholders should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract, and specifies that contractual limitations should be considered when determining the realizable amounts. The new guidance is effective January 1, 2007, and retrospective application or a cumulative effect adjustment is permitted to transition to the new guidance. SCE is currently evaluating the impact, if any, of adopting EITF Issue No. 06-5.

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

Leases

Unit-specific contracts (signed or modified after June 30, 2003) in which SCE takes virtually all of the output of a facility are generally considered to be leases under accounting rules. At September 30, 2006, SCE had eight power contracts that were classified as operating leases and one capital lease (executed in late 2005). The leases have varying terms, provisions and expiration dates. The capital lease (net commitment of $13 million) is reported as a long-term obligation on the consolidated balance sheet under the caption “Other long-term liabilities.”

Estimated remaining commitments for noncancelable operating leases, including power purchases, vehicles, office space, and other equipment at September 30, 2006 are:

In millions	Power Contracts Operating Leases	Other Operating Leases
	(Unaudited)
October through December 2006	$46	$7
2007	308	36
2008	284	33
2009	228	29
2010	204	22
Thereafter	—	65
Total	$1,070	$192

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

Item 6. Exhibits

Southern California Edison Company

10.1	Amendment to Equity Compensation Plan, 2000 Equity Plan, and Officer Long-Term Incentive Compensation Plan, adopted September 7, 2006 (File No. 1-9936, filed as Exhibit 10.01 to Edison International’s Form 10-Q for the quarter ended September 30, 2006)*

10.2	First Amendment to Credit Agreement among Southern California Edison Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and Credit Suisse First Boston, Lehman Commercial Paper Inc., and Wells Fargo Bank, N.A., as Documentation Agents, dated as of October 18, 2006 (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison’s Form 8-K, dated October 18, 2006 and filed on October 24, 2006)*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference pursuant to Rule 12b-32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY
(Registrant)

By	/s/ LINDA G. SULLIVAN
LINDA G. SULLIVAN Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Dated: November 3, 2006