Form 10-K
period 2006-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 2007-02-28
CIK 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-2313

SOUTHERN CALIFORNIA EDISON COMPANY

(Exact name of registrant as specified in its charter)

California	95-1240335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2244 Walnut Grove Avenue (P.O. Box 800) Rosemead, California	91770
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 302-1212

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Capital Stock Cumulative Preferred	American

4.08% Series 4.32% Series
4.24% Series 4.78% Series

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-12 of the Exchange Act. (Check One):

            Large Accelerated Filer  ☐                                Accelerated Filer  ☐                                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, there were 434,888,104 shares of Common Stock outstanding, all of which are held by the registrant’s parent holding company. The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates was zero. As of February 23, 2007, there were 434,888,104 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1)	Designated portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2006	Parts I and II

(2)	Designated portions of the Proxy Statement relating to registrant’s 2007 Annual Meeting of Shareholders	Part III

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect SCE’s current expectations and projections about future events based on SCE’s knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words “expects,” “believes,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “probable,” “may,” “will,” “could,” “would,” “should,” and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. See “Risk Factors” in Part I, Item 1A of this report and “Introduction” in the MD&A for cautionary statements that accompany those forward-looking statements and identify important factors that could cause results to differ. Readers should carefully review those cautionary statements as they identify important factors that could cause results to differ, or that otherwise could impact SCE or its subsidiaries.

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report, in the MD&A that appears in the Annual Report, the relevant portions of which are filed as Exhibit 13 to this report, and which is incorporated by reference into Part II, Item 7 of this report, and in Notes to Consolidated Financial Statements. Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE’s business. Forward-looking statements speak only as of the date they are made and SCE is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by SCE with the SEC.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Annual Report	SCE’s 2006 Annual Report to Shareholders
BART	Best Available Retrofit Technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CDWR	California Department of Water Resources
Corps	Army Corps of Engineers
CO2	carbon dioxide
CPS	Combined Pollutant Standard
CPUC	California Public Utilities Commission
EMF	electric and magnetic fields
EPAct 2005	Energy Policy Act of 2005
Exchange Act	Securities Exchange Act of 1934
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Generating Station
GHG	Greenhouse Gas
ISO	Independent System Operator
kV	kilovolt
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MEHC	Mission Energy Holding Company
Mohave	Mohave Generating Station
Mountainview	Mountainview Power Company LLC
MW	megawatts
NOx	nitrogen oxide
NSR	New Source Review
Palo Verde	Palo Verde Nuclear Generating Station
PG&E	Pacific Gas & Electric Company
PUHCA 1935	Public Utility Holding Company Act of 1935 (as amended)
PUHCA 2005	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978 (as amended)
San Onofre	San Onofre Nuclear Generating Station
SCE	Southern California Edison Company
SEC	Securities Exchange Commission
SIP	State Implementation Plan
SO2	sulfur dioxide
US EPA	United States Environmental Protection Agency

PART I

ITEM 1. BUSINESS

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000-square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities. This SCE service territory includes approximately 430 cities and communities and a population of more than 13 million people. In 2006, SCE’s total operating revenue was derived as follows: 41% commercial customers, 37% residential customers, 4% resale sales, 7% industrial customers, 5% other electric revenue, 5% public authorities, and 1% agricultural and other customers. At December 31, 2006, SCE had consolidated assets of $26.1 billion and total shareholder’s equity of $6.4 billion. SCE had 14,362 full-time employees at year-end 2006. Edison International owns all of the common stock of SCE. Except when otherwise stated, references to SCE mean SCE together with its subsidiaries on a consolidated basis.

Information about SCE is available on the internet website maintained by Edison International at http://www.edisoninvestor.com. SCE makes available, free of charge on that internet website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after SCE electronically files such material with, or furnishes it to, the SEC. Such reports are also available on the SEC’s internet website at http://www.sec.gov. The information contained in our website, or connected to that site, is not incorporated by reference into this report.

Regulation

SCE’s retail operations are subject to regulation by the CPUC. The CPUC has the authority to regulate, among other things, retail rates, issuance of securities, and accounting practices. SCE’s wholesale operations are subject to regulation by the FERC. The FERC has the authority to regulate wholesale rates as well as other matters, including retail transmission service pricing, accounting practices, and licensing of hydroelectric projects.

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE’s competitive environment, appears in the MD&A under the heading “Regulatory Matters” and in this section under the subheading “—Competition.”

SCE is subject to the jurisdiction of the United States Nuclear Regulatory Commission with respect to its nuclear power plants. The United States Nuclear Regulatory Commission regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning, and siting of SCE’s power plants within California are subject to the jurisdiction of the California Energy Commission (for plants 50mw or greater) and the CPUC. SCE is subject to the rules and regulations of the California Air Resources Board, State of Nevada, and local air pollution control districts with respect to the emission of pollutants into the atmosphere; the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes. SCE is also subject to regulation by the US EPA, which administers federal statutes relating to environmental matters. Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

The construction, planning and siting of SCE’s transmission lines and substation facilities require the approval of many governmental agencies and compliance with various laws, depending upon the location and other attributes of each particular project. These agencies include utility regulatory commissions such as the CPUC, and other state regulatory agencies depending on the project location; the California ISO; and environmental, land management and resource agencies such as the Bureau of Land Management, the U.S. Fish and Wildlife Service, the U.S. Forest Service, the California Department of Fish and Game; Regional Water Quality Controls Boards; and the States’ Offices of Historic Preservation. In addition, to the extent that SCE transmission line projects pass through lands owned or controlled by Native Americans tribes, consent and approval from the affected tribes and the Bureau of Indian Affairs will also be necessary for the project to proceed. The agencies’ approval processes, implemented through their respective regulations and other statutes that impose requirements on the approval of such projects, may adversely affect and delay the schedule for these projects.

The California Coastal Commission issued a coastal permit for the construction of the San Onofre Units 2 and 3 in 1974. This permit, as amended, requires mitigation for impacts to fish and the San Onofre kelp bed. California Coastal Commission jurisdiction will continue for several years due to ongoing implementation and oversight of these permit mitigation conditions, consisting of restoration of wetlands and construction of an artificial reef for kelp. SCE has a coastal permit from the California Coastal Commission to construct a temporary dry cask spent fuel storage installation for San Onofre Units 2 and 3. The California Coastal Commission also has continuing jurisdiction over coastal permits issued for the decommissioning of San Onofre Unit 1, including for the construction of a temporary dry cask spent fuel storage installation for spent fuel from that unit.

The United States Department of Energy has regulatory authority over certain aspects of SCE’s operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

SCE is subject to CPUC affiliate transaction rules and compliance plans governing the relationship between SCE and its affiliates. On October 27, 2005, the CPUC issued an Order Instituting Rulemaking to allow the CPUC to re-examine the relationships of the major California energy utilities with their parent holding companies and non-regulated affiliates. The Order Instituting Rulemaking was issued in part in response to the repeal of PUHCA 1935. Additional information about the Order Instituting Rulemaking appears in the MD&A under the heading “Regulatory Matters—Current Regulatory Developments—Holding Company Order Instituting Rulemaking.”

In addition, the CPUC has issued affiliate transaction rules governing the relationships between SCE and its affiliates, including Edison International and its nonutility subsidiaries. SCE has filed compliance plans which set forth SCE’s implementation of the CPUC’s affiliate transaction rules. The rules and compliance plans are intended to maintain separateness between utility and nonutility activities and ensure that utility assets are not used to subsidize the activities of nonutility affiliates.

Competition

Because SCE is an electric utility company operating within a defined service territory pursuant to authority from the CPUC, SCE faces competition only to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE’s service territory. California law currently provides only limited opportunities for customers to choose to purchase power directly from an energy service provider other than SCE. SCE also faces some competition from cities that create municipal utilities or community choice aggregators. In addition, customers may install their own on-site power generation facilities. Competition with SCE is conducted mainly on the basis of price as customers seek the lowest cost power available. The effect of competition on SCE generally is to reduce the size of SCE’s customer base, thereby creating upward pressure on SCE’s rate structure to cover fixed costs, which in turn may cause more customers to leave SCE in order to obtain lower rates.

Properties

SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 7,200 circuit miles of 33 kV, 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,500 circuit miles of 220 kV lines (all located in California), 1,238 circuit miles of 500 kV lines (1040 miles in California, 86 miles in Nevada, and 112 miles in Arizona), and 858 substations. SCE’s distribution system, which takes power from substations to the customer, includes approximately 60,000 circuit miles of overhead lines, 39,000 circuit miles of underground lines, 1.5 million poles, 588 distribution substations, 704,000 transformers, and 790,000 area and streetlights, all of which are located in California.

SCE owns and operates the following generating facilities: (1) an undivided 78.21% interest (1,690 MW) in San Onofre Units 2 and 3, which are large pressurized water nuclear units located on the California coastline between Los Angeles and San Diego; (2) 36 hydroelectric plants (1,179 MW) located in California’s Sierra Nevada, San Bernardino and San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational and will be decommissioned; and (3) a diesel-fueled generating plant (9 MW) located on Santa Catalina island off the southern California coast.

In addition, SCE acquired Mountainview in 2004, which consisted of a natural gas-fueled two unit power plant in the early stages of construction in Redlands, California. The first unit commenced commercial operations in December 2005, and the second unit commenced commercial operations in January 2006. Mountainview has a generating capacity of 1,050 MW.

SCE also owns an undivided 15.8% interest (601 MW) in Palo Verde, which is located near Phoenix, Arizona, and an undivided 48% interest (720 MW) in Units 4 and 5 at Four Corners, which is a coal-fueled generating plant located near the City of Farmington, New Mexico. Palo Verde and Four Corners are operated by Arizona Public Service Company.

At year-end 2006, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 43% nuclear, 23% hydroelectric, 20% natural gas, 14% coal, and less than 1% diesel. The capacity factors in 2005 for SCE’s nuclear and coal-fired generating units were: 98% for San Onofre; 85% for Four Corners; and 77% for Palo Verde. For SCE’s hydroelectric plants, generating capacity is dependent on the amount of available water. SCE’s hydroelectric plants operated at a 50% capacity factor in 2006. These plants were operationally available for 91% of the year.

San Onofre, Four Corners, certain of SCE’s substations, and portions of its transmission, distribution and communication systems are located on lands of the United States or others under (with minor exceptions) licenses, permits, easements or leases, or on public streets or highways pursuant to franchises. Certain of such documents obligate SCE, under specified circumstances and at its expense, to relocate transmission, distribution, and communication facilities located on lands owned or controlled by federal, state, or local governments.

Thirty-one of SCE’s 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2006 and 2039 (the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction). Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE’s and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process. SCE has filed applications for the relicensing of certain hydroelectric projects with an aggregate capacity of approximately 915 MW. Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired. Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE’s properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds, of which approximately $4.5 billion in principal amount was outstanding on February 28, 2007. Such lien and SCE’s title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture. In addition, such lien and SCE’s title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or insubstantial exceptions, affect SCE’s right to use such properties in its business, unless the matters with respect to SCE’s interest in Four Corners and the related easement and lease referred to below may be so considered.

SCE’s rights in Four Corners, which is located on land of the Navajo Nation of Indians under an easement from the United States and a lease from the Navajo Nation, may be subject to possible defects. These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and the Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against the Navajo Nation without Congressional consent, the possible impairment or termination under certain circumstances of the easement and lease by the Navajo Nation, Congress, or the Secretary of the Interior, and the possible invalidity of the trust indenture lien against SCE’s interest in the easement, lease, and improvements on Four Corners.

Nuclear Power Matters

Information about operating issues related to San Onofre appears in the MD&A under the heading “Regulatory Matters—Current Regulatory Developments—San Onofre Nuclear Generating Station Steam Generators and Changes in Ownership.” Information about Palo Verde appears in the MD&A under the heading “Regulatory Matters—Current Regulatory Developments—Palo Verde Generating Station Steam Generators” and “Other Developments—Palo Verde Nuclear Generating Station Outages and Inspection.” Information about nuclear decommissioning can be found in Note 6 of Notes to Financial Statements. Information about nuclear insurance can be found in Note 6 of Notes to Consolidated Financial Statements.

Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from qualifying facilities, independent power producers, renewable power providers, the California ISO, and other utilities. In addition, power is provided to SCE’s customers through purchases by the CDWR under contracts with third parties. Sources of power to serve SCE’s customers during 2006 were as follows: 44.6% purchased power; 25.6% CDWR; and 29.8% SCE-owned generation consisting of 16.9% nuclear, 6.8% coal, and 6.1% hydro.

Natural Gas Supply

SCE’s natural gas requirements in 2006 were to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide the natural gas needed for generation under those power contracts) and to serve demand for gas at Mountainview, which commenced operations in December 2005. All of the physical gas purchased by SCE in 2005 was purchased under North American Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

SCE contracted for firm access rights onto the Southern California Gas Company system at Wheeler Ridge for 198,863 million British thermal units per day in a 13-year contract entered into in August 1993, effective November 1, 1993. SCE had the unilateral right to renew this contract for an equivalent term upon the expiration of its initial term on October 31, 2006. SCE elected to not exercise its unilateral right to renew this contract.

In 2005, SCE secured a one-year natural gas storage capacity contract with Southern California Gas Company for the 2005/2006 storage season. Storage capacity was secured to provide operation flexibility and to mitigate potential costs associated with the dispatch of SCE’s tolling agreements. SCE has negotiated another one-year natural gas capacity contract with Southern California Gas Company for the 2006/2007 storage season.

Nuclear Fuel Supply

For San Onofre Units 2 and 3, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

Uranium concentrates	2008
Conversion	2008
Enrichment	2008
Fabrication	2014

For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

Uranium concentrates	2007
Conversion	2007
Enrichment	2010
Fabrication	2015

Spent Nuclear Fuel

Information about Spent Nuclear Fuel appears in Note 6 of Notes to Consolidated Financial Statements.

Coal Supply

SCE has purchased coal pursuant to long-term contracts to provide stable and reliable fuel supplies to its two coal-fired generating stations, Four Corners and Mohave. However Mohave ceased operating on December 31, 2005 and on June 19, 2006, SCE announced that it had decided not to move forward with its efforts to return Mohave to service. Additional information regarding Mohave appears in the MD&A under the heading “Regulatory Matters— Mohave Generating Station and Related Proceedings.” SCE entered into a coal contract, dated September 1, 1966, with the Utah Construction & Mining Company, the predecessor to the current owner of the Navajo mine, the BHP Navajo Coal Company, to supply coal to Four Corners Units 4 and 5. The initial term of this coal supply contract for Four Corners was through 2004 and included extension options for up to 15 additional years. On January 1, 2005 SCE and the other Four Corners participants entered into a Restated and Amended Four Corners Fuel Agreement under which coal will be supplied until July 6, 2016. The Restated and Amended Agreement contains an option to extend for not less than five additional years or more than 15 years.

Seasonality

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is generally significantly higher than other quarters.

Environmental Matters

SCE is subject to environmental regulation by federal, state and local authorities in the jurisdictions in which it operates in the United States. This regulation, including the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, nuclear control, and climate change continues to result in the imposition of numerous restrictions on SCE’s operation of existing facilities, on the timing, cost, location, design, construction, and operation by SCE of new facilities, and on the cost of mitigating the effect of past operations on the environment.

SCE believes that it is in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental authorities, and settlements agreed to by other companies could affect the costs and the manner in which SCE conducts its business and could cause it to make substantial additional capital or operational expenditures. There is no assurance that SCE would be able to recover these increased costs from its customers or that SCE’s financial position and results of operations would not be materially adversely affected. SCE is unable to predict the extent to which additional regulations may affect its operations and capital expenditure requirements.

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

The laws and regulations discussed below primarily impact SCE’s coal-fired, gas-fired and nuclear generation facilities. The air quality and climate change laws and regulations primarily impact the coal-fired facilities, Mohave and Four Corners. The discussions below focus on Four Corners in light of the fact that Mohave has suspended operation and SCE is no longer pursuing efforts to return it to service. Developments in the air quality and climate change areas may also have an impact on SCE’s gas-fired plants, but this impact is less likely to be substantial because SCE’s gas-fired plants were recently constructed or are now under development with current generating and pollution control technology and because of the lower emissions, including lower CO2 emissions, from natural gas as compared to coal. SCE’s gas fired generation facilities include Mountainview and the five gas-fired peaker units currently under development. The water quality discussion primarily impacts San Onofre.

Air Quality Regulation

Various air quality regulations, including the Federal Clean Air Act and similar state and local statutes apply to SCE’s plants, and have their largest impact on the operation of the coal-fired plants, Mohave and Four Corners. These regulations are expected to have a lesser impact on SCE operations in the future in light of the decision by SCE not to move forward in its efforts to return Mohave to service.

Suspension of Operations and SCE Decision to Discontinue Its Participation in Efforts to Resume Operations

Information regarding the suspension of Mohave operations and SCE’s decision to discontinue its participation in efforts to resume such operations appears in the MD&A under the heading “Other Developments—Environmental Matters—Air Quality Standards—Suspension of Mohave Operations and SCE Decision to Discontinue Its Participation in Efforts to Resume Operations.” Additional information regarding Mohave appears in the MD&A under the heading “SCE: Regulatory Matters—Mohave Generating Station and Related Proceedings.”

Clean Air Act Interstate Rule

At this time, the US EPA’s CAIR, does not have an impact on SCE’s facilities. CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states and the District of Columbia, and is intended to address ozone attainment issues by reducing regional SO2 and NOx emissions. The CAIR has been challenged in court by state, environmental, and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation. While the US EPA has not adopted a rule comparable to CAIR for the western United States, where SCE has facilities, SCE cannot predict what action the US EPA will take in the future with regard to the western United States, and what impact those actions would have on its facilities.

Mercury Regulation

The US EPA’s CAMR was issued on March 15, 2005 and published in the Federal Register on May 18, 2005. CAMR creates a national framework for a market-based cap-and-trade program to reduce mercury emissions from existing coal-fired power plants down to a national cap of 38 tons by 2010 and to 15 tons by 2018. Emissions of mercury are to be reduced primarily by taking advantage of mercury reductions achieved by reducing SO2 and NOx emissions under the CAIR. States may join the trading program by adopting the CAMR model trading rules in state regulations, or they may adopt regulations that mirror the necessary components of the model trading rule. States are not required to adopt a cap-and-trade program and may promulgate alternative regulations, such as command and control regulations, that are equivalent to or more stringent than the CAMR’s suggested cap-and-trade program. Any program adopted by a state must be approved by the US EPA.

Contemporaneous with the adoption of the CAMR, the US EPA rescinded its previous finding that mercury emissions from coal-fired power plants had to be regulated as a hazardous air pollutant pursuant to Section 112 of the federal Clean Air Act, which would have imposed technology-based standards. Both the EPA’s recession action and the CAMR are being challenged. Depending on the results of these challenges, the CAMR rules and timetables may change. SCE is working with Arizona Public Service Company, the operator of Four Corners, to assess the potential impact of the CAMR on Four Corners and cannot currently estimate the expenditures that may be required.

Regional Haze

The US EPA issued a final rulemaking on regional haze on June 15, 2005. Under the rule, by 2008, each state must file with the US EPA as part of its SIP plans for regional haze improvement. SCE is working with Arizona Public Service Company, the operator of Four Corners, to evaluate the impact of these rules on Four Corners and cannot currently predict such impact.

Climate Change

To date, the US has chosen to pursue a voluntary GHG emissions reduction program to meet its obligations as a signatory to the UN Framework Convention on Climate Change. Currently a number of bills are proposed or under discussion in Congress to mandate reductions of GHG emissions. At this point, SCE is unable to determine whether any of these proposals will be enacted into law or to estimate their potential effect on SCE.

There have been petitions from states and other parties to compel the US EPA to regulate GHG under CAIR. In Massachusetts v. U.S. EPA, the United States Supreme Court currently is considering whether, under existing law, including the Clean Air Act, the US EPA is authorized or compelled to regulate greenhouse gas emissions. Oral arguments were heard in November 2006, and a decision is pending. In addition, other global climate-related lawsuits have been filed around the nation against various private parties, include utilities, oil and chemical companies, and automobile manufacturers, under various theories including public nuisance for damages caused by the alleged contribution to global warming resulting from CO2 emissions from coal-fired power plants owned and operated by these companies or their subsidiaries by the alleged contribution of those parties to global warming.

Information regarding current developments on climate change and GHG regulation appears in the MD&A under the heading “Other Developments—Environmental Matters—Climate Change.”

Hazardous Substances and Hazardous Waste Laws

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Resource Conservation and Recovery Act, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

In addition, the federal Toxic Substances Control Act and accompanying regulations govern the manufacturing, processing, distribution in commerce, use, and disposal of listed compounds, including polychlorinated biphenyls (known as PCBs), a toxic substance. Federal, state, and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building and other structures containing asbestos.

In connection with the ownership and operation of its facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by the laws and regulations identified herein. The CPUC allows SCE to recover in retail rates paid by its customers partial environmental remediation costs at certain sites through an incentive mechanism. Additional information about these laws and regulations appears in Note 6 of Notes to Financial Statements and in the MD&A under the heading “Other Developments—Environmental Matters.”

Water Quality Regulation

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

Cooling Water Intake Structures

Information regarding the cooling water intake structure standards appears in the MD&A under the heading “Other Developments—Environmental Matters—Water Quality Regulation—Clean Water Act—Cooling Water Intake Structures.”

The U.S. Court of Appeals for the Second Circuit recently struck down major provisions of the US EPA Phase II regulations in Riverkeeper, Inc. v. EPA, and remanded the regulations to US EPA for further consideration and action. While SCE believed that this rule, as originally drafted, would not have a material impact on SCE’s operations at San Onofre, until the US EPA adopts final rules consistent with the court’s decision, SCE cannot determine the full financial impact of this rule.

Electric and Magnetic Fields

Electric and magnetic fields naturally result from the generation, transmission, distribution and use of electricity. Since the 1970s, concerns have been raised about the potential health effects of EMF. After 30 years of research, a health hazard has not been established to exist. Potentially important public health questions remain about whether there is a link between EMF exposures in homes or work and some diseases, and because of these questions, some health authorities have identified EMF exposures as a possible human carcinogen.

In January 2006, the CPUC issued its decision updating its policies and procedures related to EMF emanating from regulated utility facilities. The decision concluded that a direct link between exposure to EMF and human health effects has yet to be proven, and affirmed the CPUC’s existing “low-cost/no-cost” EMF policies to mitigate EMF exposure for new utility transmission and substation projects.

Financial Information About Geographic Areas

All of SCE’s revenue for the last three fiscal years is attributed to SCE’s country of domicile, the United States. All of SCE’s assets are located in the United States.

ITEM 1A. RISK FACTORS

SCE’s financial viability depends upon its ability to recover its costs in a timely manner from its customers through regulated rates.

SCE is a regulated entity subject to CPUC jurisdiction in almost all aspects of its business, including the rates, terms and conditions of its services, procurement of electricity for its customers, issuance of securities, dispositions of utility assets and facilities and aspects of the siting and operations of its electricity distribution systems. SCE’s ongoing financial viability depends on its ability to recover from its customers in a timely manner its costs, including the costs of electricity purchased for its customers, in its CPUC-approved rates and its ability to pass through to its customers in rates its FERC-authorized revenue requirements. SCE’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If SCE is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, its financial condition and results of operations could be materially adversely affected.

SCE’s revenues and earnings are substantially affected by regulatory proceedings known as general rate cases and cost of capital proceedings. General rate cases are expected to occur every three years. During those cases, the CPUC determines SCE’s rate base (the value of assets on which SCE earns a rate of return for investors), depreciation rates, operation and maintenance costs, and administrative and general costs that SCE may recover from its customers through its rates. Cost of capital proceedings are conducted annually. During those cases, the CPUC authorizes SCE’s capital structure and the return on common equity applicable to the rate base determined in the general rate case proceedings. More information about these proceedings is set forth in the MD&A under the heading “Regulatory Matters.”

SCE’s energy procurement activities are subject to regulatory and market risks that could adversely affect its financial condition, liquidity, and earnings.

SCE obtains energy, capacity, and ancillary services needed to serve its customers from its own generating plants and contracts with energy producers and sellers. California law and CPUC decisions allow SCE to recover in customer rates reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE’s cash flows remain subject to volatility resulting from its procurement activities. In addition, SCE is subject to the risks of unfavorable or untimely CPUC decisions about the compliance of procurement activities with its procurement plan and the reasonableness of certain procurement-related costs.

Many of SCE’s power purchase contracts are tied to market prices for natural gas. Some of its contracts also are subject to volatility in market prices for electricity. SCE seeks to hedge its market price exposure to the extent authorized by the CPUC. SCE may not be able to hedge its risk for commodities on favorable terms or fully recover the costs of hedges in rates, which could adversely affect SCE’s liquidity and results of operation.

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

SCE’s ability to make scheduled payments of principal and interest, refinance debt, and fund its operations and planned capital expenditure projects depends on its cash flow and access to the capital markets. SCE’s ability to arrange financing and the costs of such capital are dependent on numerous factors, including its levels of indebtedness, maintenance of acceptable credit ratings, its financial performance, liquidity and cash flow, and other market conditions. Market conditions which could adversely affect SCE’s financing costs and availability include:

•	an economic downturn;

•	capital market conditions generally;

•	market prices for electricity or gas;

•	changes in interest rates and rates of inflation;

•	terrorist attacks or the threat of terrorist attacks on SCE’s facilities or unrelated energy companies; and

•	the overall health of the utility industry.

SCE may not be successful in obtaining additional capital for these or other reasons. The failure to obtain additional capital from time to time may have a material adverse effect on SCE’s liquidity and operations.

SCE is subject to numerous environmental laws and regulations with respect to operation of its facilities. New laws and regulations could adversely affect SCE.

The operation of SCE’s power generation, transmission, and distribution facilities is subject to numerous environmental laws and regulations. Those laws and regulations require SCE to expend substantial sums to mitigate or remove the effect of its operations on the environment and can impede the development of new facilities. Violations of environmental laws and regulations can result in fines, penalties and liability to third parties. In addition, new environmental laws, regulations and standards may be adopted that would impose substantial costs on SCE or impair its future operations. Environmental advocacy groups and regulatory agencies have been focusing considerable attention on CO2 emissions and the effect of those emissions on global warming. The adoption of new laws and regulations to control CO2 or other emissions could adversely affect the operation of SCE’s generating plants and other facilities and result in additional costs that could adversely affect SCE’s results of operations.

SCE is subject to extensive regulation and the risk of adverse regulatory decisions and changes in applicable regulations or legislation.

SCE operates in a highly regulated environment. SCE’s business is subject to extensive federal, state and local energy, environmental and other laws and regulations. The CPUC regulates SCE’s retail operations, and the FERC regulates SCE’s wholesale operations. The United States Nuclear Regulatory Commission regulates SCE’s nuclear power plants. The construction, planning, and siting of SCE’s power plants and transmission lines in California are also subject to the jurisdiction of the California Energy Commission (for plants 50mw or greater), the CPUC and the FERC. The construction, planning and siting of transmission lines that are outside of California are subject to the regulation of the relevant state agency as well as the FERC. Additional regulatory authorities with jurisdiction over some of SCE’s operations and construction projects include the California Air Resources Board, the California State Water Resources Control Board, the California Department of Toxic Substances Control, the California Coastal Commission, the US EPA, the Bureau of Land Management, the U.S. Fish and Wildlife Services, the U.S. Forest Service, Regional Water Quality Boards, the Bureau of Indian Affairs, the United States Department of Energy, the Nuclear Regulatory Commission, and various local regulatory districts.

SCE must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should SCE be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on SCE, SCE’s business could be adversely affected. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to SCE or SCE’s facilities in a manner that may have a detrimental effect on SCE’s business or result in significant additional costs because of SCE’s need to comply with those requirements.

There are inherent risks associated with operating nuclear power generating facilities.

Spent fuel storage capacity could be insufficient to permit long-term operation of SCE’s nuclear plants.

SCE operates and is majority owner of the San Onofre Nuclear Generating Station and is part owner of the Palo Verde Nuclear Generating Station. The United States Department of Energy has defaulted on its obligation to begin accepting spent nuclear fuel from commercial nuclear industry participants by January 31, 1998. If SCE or the operator of the Palo Verde plant were unable to arrange and maintain sufficient capacity for interim spent-fuel storage now or in the future, it could hinder operation of the plants and impair the value of SCE’s ownership interests until storage could be obtained, each of which may have a material adverse effect on SCE.

Existing insurance and ratemaking arrangements may not protect SCE fully against losses from a nuclear incident.

Federal law limits public liability from a nuclear incident to $10.8 billion. SCE and other owners of the San Onofre and Palo Verde nuclear generating stations have purchased the maximum private primary insurance available of $300 million per site. If the public liability limit is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators. In the event of such an under-insured nuclear incident, a tension could exist between the federal government’s attempt to impose revenue-raising measures upon SCE and the CPUC’s willingness to allow SCE to pass this liability along to its customers, resulting in undercollection of SCE’s costs.

SCE’s financial condition and results of operations could be materially adversely affected if it is unable to successfully manage the risks inherent in operating its facilities.

SCE owns and operates extensive electricity facilities that are interconnected to the United States western electricity grid. The operation of SCE’s facilities and the facilities of third parties on which it relies involves numerous risks, including:

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	imposition of operational performance standards by agencies with regulatory oversight of SCE’s facilities;

•	environmental and personal injury liabilities caused by the operation of SCE’s facilities;

•	interruptions in fuel supply;

•	blackouts;

•	employee work force factors, including strikes, work stoppages or labor disputes;

•	weather, storms, earthquakes, fires, floods or other natural disasters;

•	acts of terrorism; and

•

explosions, accidents, mechanical breakdowns and other events that affect demand, result in power outages, reduce generating output or cause damage to SCE’s assets or operations or those of third parties on which it relies.

The occurrence of any of these events could result in lower revenues or increased expenses, or both, which may not be fully recovered through insurance, rates or other means in a timely manner or at all.

SCE’s insurance coverage may not be sufficient under all circumstances and SCE may not be able to obtain sufficient insurance.

SCE’s insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which it may be subject. A loss for which SCE is not fully insured could materially and adversely affect SCE’s financial condition and results of operations. Further, due to rising insurance costs and changes in the insurance markets, insurance coverage may not continue to be available at all or at rates or on terms similar to those presently available to SCE.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal properties of SCE are described above in Part I under the heading “Properties.”

ITEM 3. LEGAL PROCEEDINGS

Navajo Nation Litigation

Information about the Navajo Nation litigation appears in the MD&A under the heading “Other Developments—Navajo Nation Litigation.”

Department of the Army, Los Angeles District, Corps of Engineers/Notice of Violation of Clean Water Act

In December 2004, the Corps sent SCE a Notice of Violation, alleging that SCE or its contractors had discharged fill material into wetlands adjacent to the Santa Ana River, in the City of Huntington Beach, CA. Under Sections 301 and 404 of the Clean Water Act, the discharge of fill material into waters of the United States is unlawful unless first permitted by the Corps pursuant to Section 404 of the Clean Water Act.

The Notice of Violation provided a general description of the area in question but did not specify the location of the violation. Following discussions and correspondence with the Corps, it was determined that the Corps was concerned about the actions of a licensee of SCE on an SCE-owned transmission right-of-way corridor located adjacent to the Santa Ana River. SCE’s licensee, or its predecessor-in-interest, had obtained from the City of Huntington Beach a Conditional Use Permit to locate landscape nursery operations within the right-of-way corridor. The Conditional Use Permit required the licensee to perform certain drainage and grading improvements to the property before locating nursery operations on site. During the course of the grading work, the licensee brought additional soil onto SCE’s property for use as fill material.

Potential penalties for violation of Section 404 of the Clean Water Act include a maximum criminal fine of $50,000 per day and imprisonment for up to three years, and a maximum civil penalty of $25,000 per day of violation. To date, however, the Corps has not proposed to impose any specific fine or penalty on SCE with respect to the subject matter of the Notice of Violation.

In the process of investigating the matter, the Corps requested that SCE perform a wetlands delineation study of the property to determine whether the property in question qualifies as a wetland area subject to the Corps’ jurisdiction. SCE hired a consulting group to perform the wetlands delineation study and delivered the study, which indicated that there are no federally regulated wetlands or waters of the United States associated with the study area, in early 2006. Subsequently, SCE, in response to the Corps request, provided additional technical data which concluded that there were no waters of the United States present at the nursery site. The Corps is evaluating this information but has advised that no further action is likely to be taken in this matter until such time as the Corps develops new policies regarding enforcement of the Clean Water Act in light of a recent United States Supreme Court decision interpreting the scope of federal jurisdiction under that Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Edison International during the fourth quarter of 2006.

Pursuant to Form 10-K’s General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers of the Registrant

Executive Officer(1)	Age at December 31, 2006	Company Position
John E. Bryson	63	Chairman of the Board
Alan J. Fohrer	56	Chief Executive Officer and Director
John R. Fielder	61	President
Bruce C. Foster	54	Senior Vice President, Regulatory Operations
Polly L. Gault(2)	53	Senior Vice President, Public Affairs
Cecil R. House(2)	45	Vice President, Operations Support and Chief Procurement Officer
Ronald L. Litzinger	47	Senior Vice President, Transmission and Distribution
Thomas M. Noonan	55	Senior Vice President and Chief Financial Officer
Barbara J. Parsky(2)	59	Vice President, Corporate Communications
Stephen E. Pickett	56	Senior Vice President and General Counsel
Pedro J. Pizarro	41	Senior Vice President, Power Procurement
Richard M. Rosenblum	56	Senior Vice President, Generation
Mahvash Yazdi	55	Senior Vice President, Business Integration, and Chief Information Officer
Lynda L. Ziegler	54	Senior Vice President, Customer Service
Linda G. Sullivan	43	Vice President and Controller

(1)	The term “Executive Officers” is defined by Rule 3b-7 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.
(2)	Effective March 1, 2007, Ms. Gault has been elected an Executive Vice President of Edison International and SCE and Mr. House and Ms. Parsky have been elected Senior Vice Presidents of SCE.

None of SCE’s executive officers is related to each other by blood or marriage. As set forth in Article IV of SCE’s Bylaws, the elected officers of SCE are chosen annually by and serve at the pleasure of SCE’s Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE, Edison International and/or the nonutility company affiliates of SCE for more than five years. Those officers who have not held their present position with SCE for the past five years had the following business experience during that period:

Executive Officer	Company Position	Effective Dates
John E. Bryson	Chairman of the Board, SCE	January 2003 to present
	Chairman of the Board, President, and Chief Executive Officer, Edison International	January 2000 to present
	Chairman of the Board, EME(1)	January 2000 to December 2002

Alan J. Fohrer	Chief Executive Officer and Director, SCE	January 2003 to present
	Chairman of the Board and Chief Executive Officer, SCE	January 2002 to December 2002

John R. Fielder	President, SCE	October 2005 to present
	Senior Vice President, Regulatory Policy and Affairs, SCE	February 1998 to October 2005

Bruce C. Foster	Senior Vice President, Regulatory Operations	March 2006 to present
	Vice President, Regulatory Operations	January 1995 to February 2006

Polly L. Gault	Senior Vice President, Public Affairs, Edison International and SCE	March 2006 to present (2)
	Vice President, Public Affairs, Edison International and SCE	January 2004 to February 2006
	Regional Vice President, Public Affairs, Edison International	January 2001 to December 2003

Cecil R. House	Vice President, Operations Support and Chief Procurement Officer	April 2006 to present (2)
	Vice President, Public Service Electric & Gas Company (3)	February 2003 to March 2006
	Vice President, Automatic Data Processing, Inc. (4)	January 2001 to January 2003

Ronald L. Litzinger	Senior Vice President, Transmission and Distribution, SCE	May 2005 to present
	Vice President, Strategic Planning, EIX	May 2004 to April 2005
	Senior. Vice President and Chief Technical Officer, EME	January 2002 to April 2004

Thomas M. Noonan	Senior Vice President and Chief Financial Officer, SCE	June 2005 to present
	Vice President and Controller, Edison International and SCE	March 1999 to May 2005

Barbara J. Parsky	Vice President, Corporate Communications, SCE	June 2002 to present (2)
	Consultant, Barbara J. Parsky Consulting (5)	January 2002 to May 2002

Stephen E. Pickett	Senior Vice President and General Counsel, SCE	January 2002 to present

Pedro J. Pizarro	Senior Vice President, Power Procurement, SCE	May 2005 to present
	Vice President, Power Procurement, SCE	January 2004 to April 2005
	Vice President, Strategy and Business Development, SCE	July 2001 to December 2003

Richard M. Rosenblum	Senior Vice President, Generation, and Chief Nuclear Officer, SCE	November 2005 to present
	Senior Vice President, Generation, SCE	September 2005 to November 2005
	Senior Vice President, Transmission & Distribution	February 1998 to September 2005

Mahvash Yazdi	Senior Vice President, Business Integration, and Chief Information Officer, Edison International and SCE	September 2003 to present
	Senior Vice President and Chief Information Officer, SCE and Edison International	January 2000 to September 2003

Lynda L. Ziegler	Senior Vice President, Customer Service, SCE	March 2006 to present
	Vice President, Customer Programs and Services Division, SCE	May 2005 to February 2006
	Director, Customer Programs and Services Division, SCE	January 1999 to April 2005

Linda G. Sullivan	Vice President and Controller, Edison International and SCE	June 2005 to present
	Assistant Controller, Edison International	May 2002 to May 2005
	Assistant Controller, SCE	March 2005 to May 2005
	Manager, Controllers Department, Edison International	September 1999 to April 2002

(1)

EME is a subsidiary of Edison International and is an independent power producer engaged in the business of owning or leasing, operating and selling energy and capacity from electric power generation facilities.

(2)	Effective March 1, 2007, Ms. Gault has been elected an Executive Vice President of Edison International and SCE and Mr. House and Ms. Parsky have been elected Senior Vice Presidents of SCE.
(3)

Public Service Electric & Gas Company is a large electric and gas utility located in New Jersey and is not a parent, subsidiary or affiliate of Edison International. Mr. House served as Vice President of Supply Chain Management and Vice President of Customer Operations.

(4)

Automatic Data Processing, Inc. is a large provider of computerized transaction processing and information based business solutions and is not a parent, subsidiary or affiliate of Edison International. Mr. House served as Vice President of Business Development.

(5)

Barbara J. Parsky Consulting was Ms. Parsky’s own consulting business which provided corporate communications advice to Chairmen and Chief Executive Officers and is not a parent, subsidiary or affiliate of Edison International.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in the Annual Report, under Quarterly Financial Data on page 89 and is incorporated herein by this reference. As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.

Item 201(d) of Regulation S-K, “Securities Authorized For Issuance Under Equity Compensation Plans,” is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

Information responding to Item 6 is included in the Annual Report under “Selected Financial Data: 2002–2006” on page 90, and is incorporated herein by this reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responding to Item 7 is included in the Annual Report on pages 1 through 38 and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is included in the MD&A under “Market Risk Exposures” on pages 22 through 24.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information responding to Item 8 is set forth after Item 15 in Part III. Other information responding to Item 8 is included in the Annual Report on pages 40 through 44 and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SCE’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SCE’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, SCE’s disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

There were no changes in SCE’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, SCE’s internal control over financial reporting.

For the reasons discussed in Note 14 of the Notes to Consolidated Financial Statements, SCE has not designed, established, or maintained internal control over financial reporting for four variable interest entities, referred to as “VIEs,” that SCE was required to consolidate under an accounting interpretation issued by the Financial Accounting Standards Board. SCE’s evaluation of internal control over financial reporting did not include these VIEs.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers of SCE is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 will appear in SCE’s definitive Proxy Statement to be filed with the SEC in connection with SCE’s Annual Shareholders’ Meeting to be held on April 26, 2007, under the headings “Election of Directors, Nominees for Election,” “Board Committees and Subcommittees,” and “Ethics and Compliance Code,” is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information responding to Item 11 will appear in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committees’ Report,” “Compensation Committees’ Interlocks and Insider Participation,” “Summary Compensation Table-Fiscal 2006,” “Grants of Plan-Based Awards in Fiscal 2006,” “Outstanding Equity Awards at Fiscal 2006 Year-End,” “Option Exercises and Stock Vested in Fiscal 2006,” “Pension Benefits,” “Non-qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responding to Item 12 will appear in the Proxy Statement under the headings “Stock Ownership of Directors, Director Nominee, and Executive Officers” and “Stock Ownership of Certain Shareholders,” and is incorporated herein by this reference.

Item 201(d) of Regulation S-K, “Securities Authorized For Issuance Under Equity Compensation Plans,” is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responding to Item 13 will appear in the Proxy Statement under the headings “Certain Relationships and Transactions,” and “Questions and Answers on Corporate Governance — Is SCE subject to the same stock exchange listing standards regarding corporate governance matters as Edison International?, — Q: How do the Edison International and SCE Boards determine which Directors are considered independent? and — Q: Which Directors have the Edison International and SCE Boards determined are independent?” and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responding to Item 14 will appear in the Proxy Statement under the heading “Independent Registered Public Accounting Firm Fees,” and is incorporated herein by this reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following items contained in the Annual Report are found on pages 1 through 89, and are incorporated herein by this reference.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income – Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2006, 2005, and 2004

Consolidated Balance Sheets – December 31, 2006 and 2005

Consolidated Statements of Cash Flows – Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Common Shareholders’ Equity – Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)(2) Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers:

Schedules I and III through V, inclusive, are omitted as not required or not applicable.

(a)(3) Exhibits

See Exhibit Index beginning on page 29 of this report.

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

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and

Shareholder of Southern California Edison Company

Our audits of the consolidated financial statements referred to in our report dated February 28, 2007, appearing in the 2006 Annual Report of Southern California Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 28, 2007

Southern California Edison Company

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2006

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
		(In millions)
Uncollectible Accounts:
Customers	$21.9	$7.0	$—	$10.5		$18.4
All other	10.8	5.0	—	5.7		10.1
Total	$32.7	$12.0	$—	$16.2	(a)	$28.5

(a)	Accounts written off, net.

Southern California Edison Company

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2005

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
		(In millions)
Uncollectible Accounts:
Customers	$24.0	$8.4	$—	$10.5		$21.9
All other	6.9	8.4	—	4.5		10.8
Total	$30.9	$16.8	$—	$15.0	(a)	$32.7

(a)	Accounts written off, net.

Southern California Edison Company

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2004

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
		(In millions)
Uncollectible Accounts:
Customers	$23.7	$16.7	$—	$16.4		$24.0
All other	6.6	3.3	—	3.0		6.9
Total	$30.3	$20.0	$—	$19.4	(a)	$30.9

(a)	Accounts written off, net.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY

By:	/S/ LINDA G. SULLIVAN
LINDA G. SULLIVAN
Vice President and Controller

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title
Principal Executive Officer:	Chief Executive Officer and Director
Alan J. Fohrer*

Principal Financial Officer:	Senior Vice President and
Thomas M. Noonan*	Chief Financial Officer

Controller or Principal Accounting Officer:	Vice President and Controller
Linda G. Sullivan

Board of Directors:

John E. Bryson*	Director
France A. Córdova*	Director
Bradford M. Freeman*	Director
Luis G. Nogales*	Director
Ronald L. Olson*	Director
James M. Rosser*	Director
Richard T. Schlosberg, III*	Director
Robert H. Smith*	Director
Thomas C. Sutton*	Director

*By:	/S/ LINDA G. SULLIVAN
LINDA G. SULLIVAN
Vice President and Controller

Date: February 28, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006 (File No. 1-9936, filed as Exhibit 3.1 to Edison International’s Form 10-K for the year ended December 31, 2005)*

3.2	Amended Bylaws of Southern California Edison Company, as Adopted by the Board of Directors effective October 20, 2005 (File No. 1-2313, filed as Exhibit 3.1 to Southern California Edison Company’s Form 8-K dated October 20, 2005, and filed October 26, 2005)*

4.1	Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*

4.2	Supplemental Indenture, dated as of March 1, 1927 (Registration No. 2-1369)*

4.3	Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*

4.4	Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*

4.5	Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*

4.6	Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*

4.7	Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*

4.8	Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*

4.9	Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313, Form 8-K dated July 22, 1992)*

4.10	Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*

10.1**	Form of 1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1981)*

10.2**	Form of 1985 Deferred Compensation Agreement for Executives (File No. 1-2313, filed as Exhibit 10.3 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1985)*

10.3**	Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1985)*

10.4**	Director Deferred Compensation Plan as restated May 14, 2002 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*

10.4.1**	Director Deferred Compensation Plan Amendment No. 1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.4.1 to Edison International’s Form 10-K for the year ended December 31, 2002)*

10.5**	Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to Edison International’s Form 10-K for the year ended December 31, 1995)*

10.5.1**	Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*

10.6**	Executive Deferred Compensation Plan, as amended and restated January 1, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 1998)*

10.6.1**	Executive Deferred Compensation Plan Amendment No. 1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.6.1 to Edison International’s Form 10-K for the year ended December 31, 2002)*

10.7**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International’s Form 10-K for the year ended December 31, 1995)*

10.7.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*

10.8**	Executive Supplemental Benefit Program, as amended January 30, 1990 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended September 30, 1999)*

10.9**	Dispute resolution amendment, adopted November 30, 1989 of 1981 Executive Deferred Compensation Plan and 1985 Executive and Director Deferred Compensation Plans (File No. 1-9936, filed as Exhibit 10.21 to Edison International’s Form 10-K for the year ended December 31, 1998)*

10.10**	Executive Retirement Plan as restated effective April 1, 1999 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended September 30, 1999)*

10.10.1**	Executive Retirement Plan Amendment 2001-1, effective March 12, 2001 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2001)*

10.10.2**	Executive Retirement Plan Amendment 2002-1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.10.2 to Edison International’s Form 10-K for the year ended December 31, 2002)*

10.10.3**	Executive Retirement Plan Amendment 2006-1, effective January 1, 2007 (File No. 1-9936, filed as Exhibit 10.10.3 to Edison International’s Form 10-K for the year ended December 31, 2006)*

10.11**	Executive Incentive Compensation Plan, effective January 1, 1997 (File No. 1-9936, filed as Exhibit 10.12 to Edison International’s Form 10-K for the year ended December 31, 1997)*

10.12**	Executive Disability and Survivor Benefit Program, effective January 1, 1994 (File No. 1-9936, filed as Exhibit 10.22 to Edison International’s Form 10-K for the year ended December 31, 1994)*

10.13**	Retirement Plan for Directors, as amended February 19, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 1998)*

10.14**	Officer Long-Term Incentive Compensation Plan as amended January 1, 1998 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended March 31, 1998)*

10.15**	Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 1998)*

10.15.1**	Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*

10.16**	2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*

10.17**	Terms and conditions for 1996 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.2 to Edison International’s Form 10-K for the year ended December 31, 1996)*

10.18**	Terms and conditions for 1997 long-term compensation awards under the Officer Long-Term Incentive Compensation Plan (File No. 1-9936, filed as Exhibit 10.16.3 to Edison International’s Form 10-K for the year ended December 31, 1997)*

10.19**	Terms and conditions for 1998 long-term compensation awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended June 30, 1998)*

10.20**	Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 1999)*

10.21**	Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity Compensation Plan, as restated (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2000)*

10.22**	Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*

10.23**	Terms and conditions for 2001 retention incentives under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.5 to Edison International’s Form 10-Q for the quarter ended March 31, 2001)*

10.24**	Terms and conditions for 2001 exchange offer deferred stock units under the Equity Compensation Plan (File No. 1-9936, filed as Attachment C of Exhibit (a)(1) to Edison International’s Schedule TO-I dated October 26, 2001)*

10.25**	Terms and conditions for 2002 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2002)*

10.26**	Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2003)*

10.27**	Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2004)*

10.28**	Terms and conditions for 2005 long-term compensation award under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.2 to Edison International’s Form 8-K dated December 16, 2004 and filed on December 22, 2004)*

10.29**	Terms and conditions for 2006 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.29 to Edison International’s Form 10-K for the year ended December 31, 2005)*

10.29.1**	Terms and conditions for 2007 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan Plan (File No. 1-2313, filed as Exhibit 99.1 to Southern California Edison Company’s Form 8-K dated February 22, 2007 and filed on February 27, 2007)

10.30**	Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*

10.31**	Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2004.)*

10.32**	Estate and Financial Planning Program as amended April 23, 1999 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 1999)*

10.33**	Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer dated February 17, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2000)*

10.34**	Executive Severance Plan as adopted effective January 1, 2001 (File No. 1-9936, filed as Exhibit 10.34 to Edison International’s Form 10-K for the year ended December 31, 2001)*

10.35**	Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation Plan Deferred Compensation Agreement with John E. Bryson, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.34 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*

10.36**	Agreement between Edison International and Southern California Edison Company, dated December 31, 2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation Plan Agreement for Executives, dated September 27, 1985, as amended, and the Deferred Compensation Plan Deferred Compensation Agreement, dated November 28, 1984, as amended (File No. 1-2313, filed as Exhibit 10.35 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*

10.37**	Amendment to 1985 Deferred Compensation Plan Agreement for Directors with James M. Rosser, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.36 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*

10.38**	Edison International Director Compensation Schedule, adopted May 19, 2005, as amended (File No. 1-9936, filed as Exhibit 10.48 to Edison International’s Form 10-K for the year ended December 31, 2005)*

10.39**	Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No. 1-9936, filed as Exhibit 99.3 to Edison International’s Form 8-K dated May 19, 2005, and filed on May 25, 2005)*

10.40**	Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No. 1-2313, filed as Exhibit 99.3 to Edison International’s Form 8-K dated May 19, 2005, and filed on May 25, 2005)*

10.41**	Director Deferred Compensation Plan Authorization of Edison International and Southern California Edison Company (File No. 1-2313, filed in Southern California Edison Company’s Form 8-K dated December 30, 2004, and filed on January 5, 2005)*

10.42**	Form of Indemnity Agreement between Southern California Edison Company and its Directors and any officer, employee or other agent designated by the Board of

Directors (File No. 1-2313, filed as Exhibit 10.5 to Southern California Edison Company’s Form 10-Q for the period ended June 30, 2005, and filed on August 9, 2005)*

10.43**	Edison International Executive Perquisites (File No. 1-9936, filed as Exhibit 10.53 to Edison International’s Form 10-K for the year ended December 31, 2006)*

10.44**	Amended Director Retirement Plan, dated December 2006 Plan (File No. 1-9936, filed as Exhibit 10.50 to Edison International’s Form 10-K for the year ended December 31, 2006)*

10.45	Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*

10.46	Administrative Agreement re Tax Allocation Payments among Edison International, Southern California Edison Company, The Mission Group, Edison Capital, Mission Energy Holding Company, Edison Mission Energy, Edison O&M Services, Edison Enterprises, and Mission Land Company dated July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.4 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*

10.47	Amended and Restated Credit Agreement, dated February 23, 2007 among Southern California Edison Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and Credit Suisse First Boston, Lehman Commercial Paper, Inc., and Wells Fargo Bank, N.A., as Documentation Agents and the lenders thereto (File No. 1-2313, to Southern California Edison Company’s Form 8-K dated February 22, 2007 and filed on February 27, 2007)*

10.48	Amendment of Equity Compensation Plans, adopted October 25, 2006 (File No. 1-9936, filed as Exhibit 10.52 to Edison International’s Form 10-K for the year ended December 31, 2006)*

10.49	Southern California Edison Company 2006 Bonus Awards (File No. 1-2213, filed in Southern California Edison Company’s Form 8-K dated February 22, 2007 and filed February 27, 2007)*

12	Computation of Ratios of Earnings to Fixed Charges

13	Selected portions of the Annual Report to Shareholders for year ended December 31, 2006

23	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

24.1	Power of Attorney

24.2	Certified copy of Resolution of Board of Directors Authorizing Signature

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference pursuant to Rule 12b-32.
**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.