Form 10-Q
period 2007-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 2007-05-09
CIK 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2007
Common Stock, no par value	434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

CDWR	California Department of Water Resources

CPSD	Consumer Protection and Safety Division

CPUC	California Public Utilities Commission

District Court	U.S. District Court for the District of Columbia

DOE	United States Department of Energy

DWP	Los Angeles Department of Water & Power

EME	Edison Mission Energy

ERRA	energy resource recovery account

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN 48	Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109

FTR	firm transmission rights

GRC	General Rate Case

IRS	Internal Revenue Service

ISO	California Independent System Operator

kWh(s)	kilowatt-hour(s)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Midway-Sunset	Midway-Sunset Cogeneration Company

Mohave	Mohave Generating Station

MW	megawatts

Ninth Circuit	United States Court of Appeals for the Ninth Circuit

NRC	Nuclear Regulatory Commission

Palo Verde	Palo Verde Nuclear Generating Station

PBR	performance-based ratemaking

PG&E	Pacific Gas & Electric Company

PX	California Power Exchange

QF(s)	qualifying facility(ies)

San Onofre	San Onofre Nuclear Generating Station

SCE	Southern California Edison Company

SDG&E	San Diego Gas & Electric

SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”

SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans”

SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an Amendment of FASB Statement No. 115”

VIE(s)	variable interest entity(ies)

SOUTHERN CALIFORNIA EDISON COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
In millions	2007	2006
	(Unaudited)
Operating revenue	$2,222	$2,217
Fuel	310	311
Purchased power	317	1,013
Provisions for regulatory adjustment clauses – net	289	(363)
Other operation and maintenance	601	617
Depreciation, decommissioning and amortization	276	253
Property and other taxes	55	54
Total operating expenses	1,848	1,885
Operating income	374	332
Interest income	11	15
Other nonoperating income	17	27
Interest expense – net of amounts capitalized	(107)	(97)
Other nonoperating deductions	(11)	(11)
Income before income tax and minority interest	284	266
Income tax	53	83
Minority interest	38	50
Net income	193	133
Dividends on preferred and preference stock not subject to mandatory redemption	13	12
Net income available for common stock	$180	$121

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
In millions	2007	2006
	(Unaudited)
Net income	$193	$133
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of actuarial loss – net	1	—
Comprehensive income	$194	$133

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and equivalents	$85	$83
Restricted cash	53	56
Margin and collateral deposits	36	55
Receivables, less allowances of $26 and $29 for uncollectible accounts at respective dates	878	939
Accrued unbilled revenue	296	303
Inventory	234	232
Accumulated deferred income taxes – net	294	250
Derivative assets	172	56
Regulatory assets	443	554
Other current assets	195	54
Total current assets	2,686	2,582
Nonutility property – less accumulated provision for depreciation of $650 and $633 at respective dates	1,033	1,046
Nuclear decommissioning trusts	3,220	3,184
Other investments	80	62
Total investments and other assets	4,333	4,292
Utility plant, at original cost:
Transmission and distribution	17,905	17,606
Generation	1,480	1,465
Accumulated provision for depreciation	(4,937)	(4,821)
Construction work in progress	1,578	1,486
Nuclear fuel, at amortized cost	176	177
Total utility plant	16,202	15,913
Regulatory assets	2,874	2,818
Derivative assets	12	17
Other long-term assets	484	488
Total long-term assets	3,370	3,323

Total assets	$26,591	$26,110

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$120	$—
Long-term debt due within one year	334	396
Accounts payable	635	856
Accrued taxes	182	193
Accrued interest	113	114
Counterparty collateral	50	36
Customer deposits	207	198
Book overdrafts	164	140
Derivative liabilities	32	99
Regulatory liabilities	1,163	1,000
Other current liabilities	575	624
Total current liabilities	3,575	3,656
Long-term debt	5,162	5,171
Accumulated deferred income taxes – net	2,672	2,675
Accumulated deferred investment tax credits	110	112
Customer advances	162	160
Derivative liabilities	30	77
Power-purchase contracts	29	32
Accumulated provision for pensions and benefits	825	809
Asset retirement obligations	2,778	2,749
Regulatory liabilities	3,157	3,140
Other deferred credits and other long-term liabilities	1,025	802
Total deferred credits and other liabilities	10,788	10,556
Total liabilities	19,525	19,383
Commitments and contingencies (Note 6)
Minority interest	342	351
Common stock, no par value (434,888,104 shares outstanding at each date)	2,168	2,168
Additional paid-in capital	385	383
Accumulated other comprehensive loss	(13)	(14)
Retained earnings	3,255	2,910
Total common shareholder’s equity	5,795	5,447
Preferred and preference stock not subject to mandatory redemption	929	929
Total shareholders’ equity	6,724	6,376

Total liabilities and shareholders’ equity	$26,591	$26,110

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
In millions	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$193	$133
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	276	253
Realized loss on nuclear decommissioning trusts	8	—
Other amortization	26	17
Minority interest	38	50
Deferred income taxes and investment tax credits	(184)	67
Regulatory assets – long-term	62	38
Regulatory liabilities – long-term	(11)	(8)
Derivative assets – long-term	6	18
Derivative liabilities – long-term	(46)	18
Other assets	(14)	4
Other liabilities	221	(4)
Margin and collateral deposits – net of collateral received	34	(82)
Receivables and accrued unbilled revenue	67	192
Derivative assets – short-term	(115)	208
Derivative liabilities – short-term	(67)	68
Inventory and other current assets	(142)	16
Regulatory assets – short-term	111	(293)
Regulatory liabilities – short-term	163	(177)
Accrued interest and taxes	200	2
Accounts payable and other current liabilities	(162)	(200)
Net cash provided by operating activities	664	320
Cash flows from financing activities:
Long-term debt issued	—	500
Long-term debt issuance costs	(1)	(5)
Long-term debt repaid	(9)	(350)
Issuance of preference stock	—	196
Rate reduction notes repaid	(62)	(62)
Short-term debt financing – net	120	188
Change in book overdrafts	24	(76)
Shares purchased for stock-based compensation	(57)	(44)
Proceeds from stock option exercises	23	14
Excess tax benefits related to stock option exercises	10	6
Minority interest	(47)	(81)
Dividends paid	(73)	(81)
Net cash provided (used) by financing activities	(72)	205
Cash flows from investing activities:
Capital expenditures	(560)	(494)
Proceeds from nuclear decommissioning trust sales	1,029	470
Purchases of nuclear decommissioning trust investments	(1,062)	(506)
Customer advances for construction and other investments	3	4
Net cash used by investing activities	(590)	(526)
Net increase (decrease) in cash and equivalents	2	(1)
Cash and equivalents, beginning of period	83	143
Cash and equivalents, end of period	$85	$142

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair statement of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The quarterly report should be read in conjunction with SCE’s Annual Report to Shareholders incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

SCE’s significant accounting policies were described in Note 1 of “Notes to Consolidated Financial Statements” included in its 2006 Annual Report on Form 10-K. SCE follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for uncertain tax positions (discussed below in “New Accounting Pronouncements”).

Certain prior-period amounts were reclassified to conform to the March 31, 2007 financial statement presentation.

Income Taxes

SCE and its eligible subsidiaries are included in Edison International’s consolidated federal income tax and combined state tax returns. Under an income tax-allocation agreement approved by the CPUC, SCE’s tax liability is computed as if it filed a separate return.

As part of the process of preparing its consolidated financial statements, SCE is required to estimate its income taxes in each jurisdiction in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes, such as depreciable property. These differences result in deferred tax assets and liabilities, which are included within SCE’s consolidated balance sheets.

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are deferred and amortized over the lives of the related properties. Interest expense and penalties associated with income taxes are reflected in the caption “Income tax expense” on the consolidated statements of income.

For a further discussion of income taxes, see Note 4.

New Accounting Pronouncements

Accounting Pronouncement Adopted

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertain tax positions. FIN 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. SCE adopted FIN 48 effective January 1, 2007. Based on the current status of discussions with tax authorities related to open tax years under audit and other information currently available, implementation of FIN 48 resulted in a cumulative-effect adjustment that increased retained earnings by $213 million. SCE will continue to monitor and assess new income tax developments.

Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. SCE will adopt SFAS No. 159 on January 1, 2008. SCE is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SCE will adopt SFAS No. 157 on January 1, 2008. SCE is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Sales and Use Taxes

SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE’s ability to collect from the customer, are accounted for on a gross basis. SCE’s franchise fees billed to customers and recorded as operating revenue were $23 million and $20 million for the three months ended March 31, 2007 and 2006, respectively. When SCE acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Stock-Based Compensation

Stock, stock options, performance shares, deferred stock units and, beginning in 2007, restricted stock units have been granted under Edison International’s long-term incentive compensation programs. Edison International usually does not issue new common stock for equity awards settled. Rather, a third party is used to facilitate the exercise of stock options and the purchase and delivery of outstanding common stock for settlement of option exercises, performance shares and restricted stock units. Deferred stock units granted to management are settled in cash, not stock and represent a liability.

On April 26, 2007, Edison International’s shareholders approved a new incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. No additional awards will be granted under Edison International’s prior stock-based compensation plans on or after April 26, 2007, and all future issuances will be made under the new plan. The maximum number of shares of Edison International’s common stock that may be issued or transferred pursuant to awards under the new incentive plan is 8.5 million shares, plus the number of any shares subject to awards issued under Edison International’s prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued. For further discussion see “Stock-Based Compensation” in Note 5.

Note 2. Derivative Instruments and Hedging Activities

SCE is exposed to commodity price risk associated with its purchases for additional capacity and ancillary services to meet its peak energy requirements as well as exposure to natural gas prices associated with power purchased from QFs, fuel tolling arrangements, and its own gas-fired generation, including the Mountainview plant. SCE realized and unrealized gains and losses arising from derivative instruments are reflected in purchased-power expense and offset through the provision for regulatory adjustment clauses – net on the consolidated statements of income.

The following is a summary of purchased-power expense:

In millions	Three-Month Period Ended March 31,	2007	2006
Purchased-power expense		$480	$688
Unrealized (gains) / losses on economic hedging activities		(134)	334
Energy settlements and refunds		(29)	(9)
Total purchased-power expense		$317	$1,013

The 2007 net unrealized gains were primarily due to higher forward natural gas prices in the first quarter of 2007, compared to the same period in 2006.

Note 3. Liabilities and Lines of Credit

Short-term Debt

Short-term debt is generally used to finance fuel inventories, balancing account undercollections and general, temporary cash requirements. At March 31, 2007, the outstanding short-term debt and weighted-average interest rate was $120 million at 5.37%. This short-term debt is supported by a $2.5 billion credit line of which $2.1 billion was available as of March 31, 2007.

Note 4. Income Taxes

The composite federal and state statutory income tax rate was approximately 40% (net of the federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate from net income was 22% for the three-month period ended March 31, 2007, as compared to 38% for the three-month period ended March 31, 2006. The decreased effective tax rate was primarily caused by reductions made to the income tax reserve in 2007 to reflect progress in an administrative appeal process with the IRS related to the income tax treatment of costs associated with environmental remediation.

The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was $98 million. The total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate was $28 million. The total amount of accrued interest and penalties was $65 million as of the date of adoption. SCE reduced its accrued liability for interest and penalties during the first quarter of 2007 to reflect progress in settlement negotiations with the IRS. The total benefit recognized in income tax expense for the three months ended March 31, 2007 was $39 million. The total amount of interest expense and penalties recognized in income tax expense was $12 million for the three months ended March 31, 2006.

Edison International and its subsidiaries remain subject to examination by the IRS from 1994 – present. In addition, the federal statute of limitations remains open from 1986 – 1993 on selected affirmative issues. Edison International and its subsidiaries remain subject to examination by the California Franchise Tax Board from 2003 – present. In addition, Edison International and its subsidiaries are also subject to examination by select state tax authorities, with varying statute of limitations. Some state jurisdictions follow the federal statute for comparable issues. Edison International and SCE continue their efforts to resolve open tax issues with the IRS and State authorities. The timing for resolving these open tax positions is subject to uncertainty, but it is reasonably possible that some portion of these open tax positions could be resolved in the next twelve months.

As a matter of course, Edison International and its subsidiaries are regularly audited by federal, state and foreign taxing authorities. For further discussion of this matter, see “Federal and State Income Taxes” in Note 6.

Note 5. Compensation and Benefits Plans

Pension Plans

SCE previously disclosed in Note 5 of “Notes to Consolidated Financial Statements” included in its 2006 Annual Report on Form 10-K that it expects to contribute approximately $50 million to its pension plan in 2007. As of March 31, 2007, $47 million in contributions have been made relating to fiscal year 2006. Expected contribution funding could vary from anticipated amounts depending on the funded status at year-end and tax-deductible funding limitations.

Net pension cost recognized is calculated under the actuarial method used for ratemaking. The difference between pension costs calculated for accounting and ratemaking is deferred.

Expense components are:

	Three Months Ended March 31,
In millions	2007	2006
	(Unaudited)
Service cost	$26	$25
Interest cost	44	42
Expected return on plan assets	(61)	(56)
Amortization of prior service cost	4	4
Amortization of net actuarial loss	1	1
Expense under accounting standards	14	16
Regulatory adjustment – deferred	1	(2)
Total expense recognized	$15	$14

Postretirement Benefits Other Than Pensions

SCE previously disclosed in Note 6 of “Notes to Consolidated Financial Statements” included in its 2006 Annual Report on Form 10-K that it expects to contribute approximately $41 million to its postretirement benefits other than pension plans in 2007. As of March 31, 2007, $5 million in contributions have been made relating to fiscal year 2006. Expected contribution funding could vary from anticipated amounts depending on the funded status at year-end and tax-deductible funding limitations.

Expense components are:

	Three Months Ended March 31,
In millions	2007	2006
	(Unaudited)
Service cost	$10	$12
Interest cost	31	31
Expected return on plan assets	(30)	(27)
Amortization of prior service cost (credit)	(7)	(7)
Amortization of net actuarial loss	6	11
Total expense recognized	$10	$20

Stock-Based Compensation

Total stock-based compensation expense (reflected in the caption “Other operation and maintenance” on the consolidated statements of income) was $4 million and $6 million for the three months ended March 31, 2007 and 2006, respectively. The income tax benefit recognized in the consolidated statements of income was $1 million and $3 million for the three months ended March 31, 2007 and 2006, respectively. Total stock-based compensation cost capitalized was $1 million for each of the three months ended March 31, 2007 and 2006.

Stock Options

A summary of the status of Edison International stock options is as follows:

	Weighted - Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,761,336	$26.78
Granted	895,348	$47.43
Expired	—	—
Forfeited	(16,426)	$35.75
Exercised	(1,041,607)	$22.57
Outstanding at March 31, 2007	7,598,651	$29.79	6.82
Vested and expected to vest at March 31, 2007	7,305,965	$29.44	6.76	$125,717,393
Exercisable at March 31, 2007	4,327,534	$23.66	5.62	$99,479,188

Stock options granted in 2007 do not accrue dividend equivalents.

The amount of cash used to settle stock options exercised was $49 million and $29 million for the three months ended March 31, 2007 and 2006, respectively. Cash received from options exercised was $23 million and $14 million for the three months ended March 31, 2007 and 2006, respectively. The estimated tax benefit from options exercised was $10 million and $6 million for the three months ended March 31, 2007 and 2006, respectively.

Note 6. Commitments and Contingencies

Lease Commitments

SCE entered into a new operating lease for power contracts during the first three months of 2007. SCE’s additional operating lease commitments for this new power contract are currently estimated to be $68 million for 2008, $114 million for 2009, $114 million for 2010, and $114 million for 2011.

Other Commitments

SCE entered into service contracts associated with uranium enrichment and fuel fabrication during the first three months of 2007. SCE’s additional nuclear fuel commitments for the remainder of 2007 are estimated to be $70 million.

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

As of March 31, 2007, SCE’s recorded estimated minimum liability to remediate its 23 identified sites is $76 million. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $125 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 32 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $8 million.

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

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the twelve months ended March 31, 2007 were $16 million.

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

Federal and State Income Taxes

Edison International received Revenue Agent Reports from the IRS in August 2002 and in January 2005 asserting deficiencies in federal corporate income taxes with respect to audits of its 1994 – 1996 and 1997 – 1999 tax years, respectively. Edison International expects to conclude the administrative phase of the 1994 – 1996 tax years during the first half of 2007. Many of the asserted tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of penalties), if any, would be deductible on future tax returns of Edison International and would benefit SCE. Edison International has also submitted affirmative claims to the IRS and state tax agencies which are being addressed in administrative proceedings. Any benefits would be recorded at the earlier of when Edison International believes that the affirmative claim position has a more likely than not probability of being sustained or when a settlement is reached. Certain affirmative claims have been recorded as part of the implementation of FIN 48.

The IRS Revenue Agent Report for the 1997 – 1999 audit also asserted deficiencies with respect to a transaction entered into by an SCE subsidiary which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company. While Edison International and SCE intend to defend its tax return position with respect to this transaction, the tax benefits relating to this transaction have been valued at an amount equal to the settlement offer made by the Internal Revenue Service pursuant to FIN 48.

In April 2004, Edison International filed California Franchise Tax amended returns for tax years 1997 – 2002 to mitigate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice that was published in 2001. These transactions include the SCE subsidiary contingent liability company transaction described above. Edison International filed these amended returns under protest retaining its appeal rights.

In December 2006, Edison International reached a settlement with the California Franchise Tax Board regarding the sourcing of gross receipts from the sale of electric services for California state tax apportionment purposes for tax years 1981 to 2004. In the fourth quarter of 2006, SCE recorded a $49 million benefit related to a tax reserve adjustment as a result of this settlement. In addition to this tax reserve adjustment, SCE received a net cash refund of $52 million in April 2007 as a result of this same settlement.

FERC Refund Proceedings

SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the 2000 – 2001 California energy crisis or who benefited from the manipulation by receiving inflated market prices. SCE is required to refund to customers 90% of any refunds actually realized by SCE, net of litigation costs, and 10% will be retained by SCE as a shareholder incentive.

During the course of the refund proceedings, the FERC ruled that governmental power sellers, like private generators and marketers that sold into the California market, should refund the excessive prices they received during the crisis period. However, on September 21, 2005, the Ninth Circuit ruled that the FERC does not have authority directly to enforce its refund orders against governmental power sellers. The Court, however, clarified that its decision does not preclude SCE or other parties from pursuing civil claims against the governmental power sellers. On March 16, 2006, SCE, PG&E and the California Electricity Oversight Board jointly filed suit in federal court against several governmental power sellers, seeking damages based on the reduced prices set by the FERC for transactions during the crisis period. In March 2007, the federal court dismissed this suit concluding that the claims should have been filed in state court. SCE, along with PG&E, the Oversight Board and SDG&E, refilled on April 29, 2007 in the Los Angeles Superior Court. In addition, on March 12, 2007, SCE, PG&E and the Oversight Board filed a similar group of claims in the U.S. Court of Federal Claims against two federal agencies that sold power into California during the energy crisis. SCE cannot predict whether it may be able to recover any additional refunds from governmental power sellers as a result of these suits.

In November 2005, SCE and other parties entered into a settlement agreement with Enron Corporation and a number of its affiliates, most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In 2006, SCE received distributions of approximately $55 million on its allowed bankruptcy claim. In April 2007, SCE received and recorded an additional distribution on its allowed bankruptcy claim of approximately $12 million and 55,465 shares of Portland General Electric Company stock, with an aggregate value of less than $2 million. Additional distributions are expected but SCE cannot currently predict the amount or timing of such distributions.

On August 2, 2006, the Ninth Circuit issued an opinion regarding the scope of refunds issued by the FERC. The Ninth Circuit broadened the time period during which refunds could be ordered to include the summer of 2000 based on evidence of pervasive tariff violations and broadened the categories of transactions that could be subject to refund. As a result of this decision, SCE may be able to recover additional refunds from sellers of electricity during the crisis with whom settlements have not been reached.

Investigations Regarding Performance Incentives Rewards

SCE was eligible under its CPUC-approved PBR mechanism to earn rewards or penalties based on its performance in comparison to CPUC-approved standards of customer satisfaction, employee injury and illness reporting, and system reliability.

SCE conducted investigations into its performance under these PBR mechanisms and has reported to the CPUC certain findings of misconduct and misreporting as further discussed below.

Customer Satisfaction

SCE received two letters in 2003 from one or more anonymous employees alleging that personnel in the service planning group of SCE’s transmission and distribution business unit altered or omitted data in attempts to influence the outcome of customer satisfaction surveys conducted by an independent survey organization. The results of these surveys are used, along with other factors, to determine the amounts of any incentive rewards or penalties for customer satisfaction. SCE recorded aggregate customer satisfaction rewards of $28 million over the period 1997 – 2000. Potential customer satisfaction rewards aggregating $10 million for the years 2001 and 2002 are pending before the CPUC and have not been recognized in income by SCE. SCE also anticipated that it could be eligible for customer satisfaction rewards of approximately $10 million for 2003.

Following its internal investigation, SCE proposed to refund to ratepayers $7 million of the PBR rewards previously received and forgo an additional $5 million of the PBR rewards pending that are both attributable to the design organization’s portion of the customer satisfaction rewards for the entire PBR period (1997 – 2003). In addition, SCE also proposed to refund all of the approximately $2 million of customer satisfaction rewards associated with meter reading.

SCE has taken remedial action as to the customer satisfaction survey misconduct by disciplining employees and/or terminating certain employees, including several supervisory personnel, updating system process and related documentation for survey reporting, and implementing additional supervisory controls over data collection and processing. Performance incentive rewards for customer satisfaction expired in 2003 pursuant to the 2003 GRC.

Employee Injury and Illness Reporting

In light of the problems uncovered with the customer satisfaction surveys, SCE conducted an investigation into the accuracy of SCE’s employee injury and illness reporting. The yearly results of employee injury and illness reporting to the CPUC are used to determine the amount of the incentive reward or penalty to SCE under the PBR mechanism. Since the inception of PBR in 1997, SCE has recognized $20 million in employee safety incentives for 1997 through 2000 and, based on SCE’s records, may be entitled to an additional $15 million for 2001 through 2003.

On October 21, 2004, SCE reported to the CPUC and other appropriate regulatory agencies certain findings concerning SCE’s performance under the PBR incentive mechanism for injury and illness reporting. SCE disclosed in the investigative findings to the CPUC that SCE failed to implement an effective recordkeeping system sufficient to capture all required data for first aid incidents.

As a result of these findings, SCE proposed to the CPUC that it not collect any reward under the mechanism and return to ratepayers the $20 million it had already received. SCE has also proposed to withdraw the pending rewards for the 2001 – 2003 time frames.

SCE has taken remedial action to address the issues identified, including revising its organizational structure and overall program for environmental, health and safety compliance, disciplining employees who committed wrongdoing and terminating one employee. SCE submitted a report on the results of its investigation to the CPUC on December 3, 2004.

System Reliability

In light of the problems uncovered with the PBR mechanisms discussed above, SCE conducted an investigation into the third PBR metric, system reliability. On February 28, 2005, SCE provided its final investigatory report to the CPUC concluding that the reliability reporting system is working as intended.

CPUC Investigation

On June 15, 2006, the CPUC instituted a formal investigation to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, employee safety and system reliability portions of PBR. The CPUC also may consider whether to impose additional penalties on SCE.

In June 2006, the CPSD of the CPUC issued its report regarding SCE’s PBR program, recommending that the CPUC impose various refunds and penalties on SCE. Subsequently, in September 2006, the CPSD and other intervenors, such as the CPUC’s Division of Ratepayer Advocates and The Utility Reform Network, filed testimony on these matters recommending various refunds and penalties to be imposed upon SCE. On October 16, 2006, SCE filed testimony opposing the various refund and penalty recommendations of the CPSD and other intervenors. Based on SCE’s proposal for refunds and the combined recommendations of the CPSD and other intervenors, the potential refunds and penalties could range from $52 million up to $388 million. SCE has recorded an accrual at the lower end of this range of potential loss and is accruing interest on collected amounts that SCE has proposed to refund to customers. Evidentiary hearings which addressed the planning and meter reading components of customer satisfaction, safety, issues related to SCE’s administration of the survey, and statutory fines associated with those matters took place in the fourth quarter of 2006. A schedule has not been set to address the other components of customer satisfaction, system reliability, and other issues in a second phase of the proceeding, although the CPSD has indicated its intent to complete a report by August 2007. A Presiding Officer’s Decision is expected during the second quarter of 2007 on the issues addressed during phase one. At this time, SCE cannot predict the outcome of these matters or reasonably estimate the potential amount of any additional refunds, disallowances, or penalties that may be required above the lower end of the range.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain transmission service related charges. The order directed the ISO to shift the charges from scheduling coordinators in the affected zone to the responsible participating transmission owner, SCE. The potential cost to SCE, net of amounts SCE expects to receive through the PX, SCE’s scheduling coordinator at the time, is estimated to be approximately $20 million to $25 million, including interest. On March 29, 2007, the FERC issued an order agreeing with SCE’s position that the charges incurred by the ISO were related to voltage support and should be allocated to the scheduling coordinators rather than to SCE as a transmission owner. The Cities filed a request for rehearing of the FERC’s order on April 27, 2007. SCE believes that the most recent FERC order correctly allocates responsibility for these ISO charges. However, SCE cannot provide assurance as to the final outcome of the Cities request for rehearing. If a subsequent regulatory decision changes the allocation of responsibility for these charges and SCE is required to pay these charges as a transmission owner, SCE may seek recovery in its reliability service rates. SCE cannot provide any assurance that recovery of these charges in its reliability service rates would be permitted.

Midway-Sunset Cogeneration Company

San Joaquin Energy Company, a wholly owned subsidiary of EME, owns a 50% general partnership interest in Midway-Sunset, which owns a 225-MW cogeneration facility near Fellows, California. Midway-Sunset is a party to several proceedings pending at the FERC because Midway-Sunset was a seller in the PX and ISO markets during 2000 and 2001, both for its own account and on behalf of SCE and PG&E, the utilities to which the majority of Midway-Sunset’s power was contracted for sale. As a seller into the PX and ISO markets, Midway-Sunset is potentially liable for refunds to purchasers in these markets. See discussion above in “FERC Refund Proceedings”.

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

Navajo Nation Litigation

The Navajo Nation filed a complaint in June 1999 in the District Court against SCE, among other defendants, arising out of the coal supply agreement for Mohave. The complaint asserts claims for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentations by nondisclosure, and various contract-related claims. The complaint claims that the defendants’ actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal supplied to Mohave. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion.

In April 2004, the District Court dismissed SCE’s motion for summary judgment and concluded that a 2003 U.S. Supreme Court decision in an on-going related lawsuit by the Navajo Nation against the U.S. Government did not preclude the Navajo Nation from pursuing its RICO and intentional tort claims.

Pursuant to a joint request of the parties, the District Court granted a stay of the action on October 5, 2004 to allow the parties to attempt to negotiate a resolution of the issues associated with Mohave with the assistance of a facilitator. An initial organizational session was held with the facilitator on October 14, 2004 and negotiations are on-going. On July 28, 2005, the District Court issued an order removing the case from its active calendar, subject to reinstatement at the request of any party. On April 30, 2007, the District Court issued a minute order directing that the parties file a joint status report and recommendation for future proceedings no later than June 1, 2007 in light of the duration of the stay.

SCE cannot predict the outcome of the 1999 Navajo Nation’s complaint against SCE, the ultimate impact on the complaint of the Supreme Court’s 2003 decision and the on-going litigation by the Navajo Nation against the Government in the related case, or the impact on the facilitated negotiations of the Mohave co-owners’ announced decisions to discontinue efforts to return Mohave to service.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to $10.8 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($300 million). The balance is covered by the industry’s retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site. Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. The current maximum deferred premium for each nuclear incident is $101 million per reactor, but not more than $15 million per reactor may be charged in any one year for each incident. The maximum deferred premium per reactor and the yearly assessment per reactor for each nuclear incident will be adjusted for inflation on a 5-year schedule. The next inflation adjustment will occur no later than August 20, 2008. Based on its ownership interests, SCE could be required to pay a maximum of $201 million per nuclear incident. However, it would have to pay no more than $30 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal regulations may impose further revenue-raising measures to pay claims, including a possible additional assessment on all licensed reactor operators.

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

Procurement of Renewable Resources

California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010.

On October 19, 2006, the CPUC issued a decision that, among other things, implemented a “cumulative deficit banking” feature which would carry forward and accumulate annual deficits until the deficit has been satisfied at a later time through actual deliveries of eligible renewable energy and made an accounting determination that defines the annual targets for each year of the renewable portfolio standards program. Based on terms of the controlling California statute, in March 2007, SCE successfully challenged the CPUC’s accounting determination of SCE’s annual targets. This change is expected to enable SCE to meet its target for 2007 and possibly later years.

On April 3, 2007, SCE filed its renewable portfolio standard compliance report for 2004 through 2006. The compliance report confirms that SCE met its renewable goals for each of these years. In light of the annual target revisions that resulted from the March 2007 successful challenge to the CPUC’s accounting determination, the report also projects that SCE will meet its renewable goals for 2007 and 2008 but could have a potential deficit in 2009. The potential deficit in 2009, however, does not take into account future procurement opportunities or the full utilization by SCE of the CPUC’s rules for flexible compliance with annual targets. SCE continues to engage in several initiatives to procure additional renewable resources, including formal solicitations approved by the CPUC, bilateral negotiations with individual projects and other initiatives.

Under current CPUC decisions, potential penalties for SCE’s failure to achieve its renewable procurement objectives for any year will be considered by the CPUC in the context of the CPUC’s review of SCE’s annual compliance filing. Under the CPUC’s current rules, the maximum penalty for failing to achieve renewable procurement targets is $25 million per year. SCE cannot predict whether it will be assessed penalties.

Scheduling Coordinator Tariff Dispute

Pursuant to the Amended and Restated Exchange Agreement, SCE serves as a scheduling coordinator for the DWP over the ISO-controlled grid. In late 2003, SCE began charging the DWP under a tariff subject to refund for FERC-authorized scheduling coordinator charges incurred by SCE on the DWP’s behalf. The scheduling coordinator charges are billed to the DWP under a FERC tariff that remains subject to dispute. The DWP has paid the amounts billed under protest but requested that the FERC declare that SCE was obligated to serve as the DWP’s scheduling coordinator without charge. The FERC accepted SCE’s tariff for filing, but held that the rates charged to the DWP have not been shown to be just and reasonable and thus made them subject to refund and further review by the FERC. As a result, SCE could be required to refund all or part of the amounts collected from the DWP under the tariff. As of March 31, 2007, SCE has an accrued liability of $42 million for the potential refunds. In September 2006, SCE and DWP entered into a term sheet that would settle this dispute, among others surrounding the Exchange Agreement. If the settlement is effectuated, SCE would refund to DWP the scheduling coordinator charges collected, with an offset for losses, subject to being able to recover the scheduling coordinator charges from all transmission grid customers through another regulatory mechanism. The parties are currently negotiating the exact terms of the settlement which would be subject to FERC and ISO approval.

Spent Nuclear Fuel

Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE did not meet its obligation to begin acceptance of spent nuclear fuel not later than January 31, 1998. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or other nuclear power plants. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983 (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to 0.1¢-per-kWh of nuclear-generated electricity sold after April 6, 1983. On January 29, 2004, SCE, as operating agent, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for the DOE’s failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. The case was stayed through April 7, 2006, when SCE and the DOE filed a Joint Status Report in which SCE sought to lift the stay and the government opposed lifting the stay. On June 5, 2006, the Court of Federal Claims lifted the stay on SCE’s case and established a discovery schedule. A Joint Status Report is due on September 7, 2007, regarding further proceedings in this case and presumably including establishing a trial date.

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre. Spent nuclear fuel is stored in the San Onofre Units 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation where all of Unit 1’s spent fuel located at San Onofre is stored. There is now sufficient space in the Unit 2 and 3 spent fuel pools to meet plant requirements through mid-2007 and mid-2008, respectively. In order to maintain a full core off-load capability, SCE began moving Unit 2 spent fuel into the independent spent fuel storage installation in late February 2007.

There are now sufficient dry casks and modules available at the independent spent fuel storage installation to meet plant requirements through 2008. SCE, as operating agent, plans to continually load casks on a schedule to maintain full core off-load capability for both units in order to meet the plant requirements after 2008 until 2022 (the end of the current NRC operating license).

In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed an independent spent fuel storage facility. Arizona Public Service, as operating agent, plans to continually load dry casks on a schedule to maintain full core off-load capability for all three units.

Note 7. Supplemental Cash Flows Information

	Three Months Ended March 31,
In millions	2007	2006
	(Unaudited)
Cash payments for interest and taxes:
Interest – net of amounts capitalized	$86	$90
Tax payments	—	29
Noncash investing and financing activities:
Dividends declared but not paid:
Common Stock	$25	$60
Preferred and Preference stock not subject to mandatory redemption	9	10

Note 8. Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

In millions	March 31, 2007	December 31, 2006
	(Unaudited)
Current:
Regulatory balancing accounts	$103	$128
Rate reduction notes – transition cost deferral	165	219
Direct access procurement charges	42	63
Energy derivatives	16	88
Purchased-power settlements	25	31
Deferred FTR proceeds	68	14
Other	24	11
	443	554
Long-term:
Flow-through taxes – net	1,158	1,023
Unamortized nuclear investment – net	428	435
Nuclear-related asset retirement obligation investment – net	312	317
Unamortized coal plant investment – net	100	102
Unamortized loss on reacquired debt	313	318
SFAS No. 158 pensions and postretirement benefits	304	303
Energy derivatives	88	145
Environmental remediation	75	77
Other	96	98
	2,874	2,818
Total Regulatory Assets	$3,317	$3,372

Deferred FTR proceeds represent the deferral of congestion revenue SCE received as a transmission owner from the annual ISO FTR auction. The deferred FTR proceeds will be recognized over the period April 2007 through January 2008.

Regulatory liabilities included in the consolidated balance sheets are:

In millions	March 31, 2007	December 31, 2006
	(Unaudited)
Current:
Regulatory balancing accounts	$998	$912
Direct access procurement charges	42	63
Energy derivatives	28	7
Deferred FTR costs	92	11
Other	3	7
	1,163	1,000
Long-term:
Asset retirement obligations	744	732
Costs of removal	2,174	2,158
SFAS No. 158 pensions and other postretirement benefits	149	145
Energy derivatives	12	27
Employee benefit plans	78	78
	3,157	3,140
Total Regulatory Liabilities	$4,320	$4,140

Deferred FTR costs represent the deferral of the costs associated with FTRs that SCE purchased during the annual ISO auction process. The FTRs provide SCE with scheduling priority in certain transmission grid congestion areas in the day-ahead market. The deferred FTR costs are recognized as FTRs are used or expire during the period April 2007 through March 2008.

Note 9. Business Segments

SCE’s reportable business segments include the rate-regulated electric utility segment and the variable interest entities (VIEs) segment. The VIEs were consolidated as of March 31, 2004. Additional details on the VIE segment are in Note 14 of “Notes to Consolidated Financial Statements” included in SCE’s 2006 Annual Report on Form 10-K. The VIEs are gas-fired power plants that sell both electricity and steam. The VIE segment consists of non-rate-regulated entities (all in California). SCE’s management has no control over the resources allocated to the VIE segment and does not make decisions about its performance.

SCE’s business segment information including all line items with VIE activities, is:

In millions	Electric Utility	VIEs	Eliminations	SCE
	(Unaudited)
Balance Sheet Items as of March 31, 2007:
Cash and equivalents	$5	$80	$—	$85
Accounts receivable – net	837	135	(94)	878
Inventory	221	13	—	234
Other current assets	192	3	—	195
Nonutility property – net of depreciation	721	312	—	1,033
Other long-term assets	478	6	—	484
Total assets	26,136	549	(94)	26,591
Accounts payable	583	146	(94)	635
Other current liabilities	573	2	—	575
Long-term debt	5,117	45	—	5,162
Asset retirement obligations	2,764	14	—	2,778
Minority interest	—	342	—	342
Total liabilities and shareholder’s equity	$26,136	$549	$(94)	$26,591

Balance Sheet Items as of December 31, 2006:
Cash and equivalents	$5	$78	$—	$83
Accounts receivable – net	893	141	(95)	939
Inventory	218	14	—	232
Other current assets	50	4	—	54
Nonutility property – net of depreciation	727	319	—	1,046
Other long-term assets	481	7	—	488
Total assets	25,642	563	(95)	26,110
Accounts payable	809	142	(95)	856
Other current liabilities	622	2	—	624
Long-term debt	5,117	54	—	5,171
Asset retirement obligations	2,735	14	—	2,749
Minority interest	—	351	—	351
Total liabilities and shareholder’s equity	$25,642	$563	$(95)	$26,110

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)
Income Statement Items for the Three Months Ended March 31, 2007:
Operating revenue	$2,128	$260	$(166)	$2,222
Fuel	123	187	—	310
Purchased power	483	—	(166)	317
Other operation and maintenance	575	26	—	601
Depreciation, decommissioning and amortization	267	9	—	276
Total operating expenses	1,792	222	(166)	1,848
Operating income	336	38	—	374
Interest income	11	—	—	11
Interest expense – net of amounts capitalized	107	—	—	107
Income tax expense	53	—	—	53
Minority interest	—	38	—	38
Net income	$193	$—	$—	$193

Income Statement Items for the Three Months Ended March 31, 2006:	(Unaudited)
Operating revenue	$2,100	$309	$(192)	$2,217
Fuel	86	225	—	311
Purchased power	1,205	—	(192)	1,013
Other operation and maintenance	592	25	—	617
Depreciation, decommissioning and amortization	244	9	—	253
Total operating expenses	1,818	259	(192)	1,885
Operating income	282	50	—	332
Interest income	15	—	—	15
Interest expense – net of amounts capitalized	97	—	—	97
Income tax expense	83	—	—	83
Minority interest	—	50	—	50
Net income	$133	$—	$—	$133
*	VIE segment revenue includes sales to the electric utility segment, which is eliminated in revenue and purchased power in the consolidated statements of income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operation for the three-month period ended March 31, 2007 discusses material changes in the financial condition, results of operations and other developments of SCE since December 31, 2006, and as compared to the three-month period ended March 31, 2006. This discussion presumes that the reader has read or has access to SCE’s MD&A for the calendar year 2006 (the year-ended 2006 MD&A), which was included in SCE’s 2006 annual report to shareholders and incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect SCE’s current expectations and projections about future events based on SCE’s knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words “expects,” “believes,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “probable,” “may,” “will,” “could,” “would,” “should,” and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE or its subsidiaries, include, but are not limited to:

•	the ability of SCE to recover its costs in a timely manner from its customers through regulated rates;

•	decisions and other actions by the CPUC, the FERC and other regulatory authorities and delays in regulatory actions;

•	market risks affecting SCE’s energy procurement activities;

•	access to capital markets and the cost of capital;

•	changes in interest rates and rates of inflation;

•	governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market;

•	environmental regulations that could require additional expenditures or otherwise affect the cost and manner of doing business;

•

risks associated with operating nuclear and other power generating facilities, including operating risks, nuclear fuel storage, equipment failure, availability, heat rate, output, and availability and cost of spare parts and repairs;

•	the availability of labor, equipment and materials;

•	the ability to obtain sufficient insurance, including insurance relating to SCE’s nuclear facilities;

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

•	the cost and availability of coal, natural gas, fuel oil, nuclear fuel, and associated transportation;

•	the ability to provide sufficient collateral in support of hedging activities and purchased power and fuel;

•	the risk of counter-party default in hedging transactions or power-purchase and fuel contracts;

•	general political, economic and business conditions;

•	weather conditions, natural disasters and other unforeseen events; and

•	changes in the fair value of investments and other assets.

Additional information about risks and uncertainties, including more detail about the factors described above, are discussed throughout this MD&A and in the “Risk Factors” section included in Part I, Item 1A of SCE’s 2006 Annual Report on Form 10-K. Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE’s business. Forward-looking statements speak only as of the date they are made and SCE is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by SCE with the Securities & Exchange Commission.

This MD&A includes information about SCE, an investor-owned utility company providing electricity to retail customers in central, coastal and southern California. SCE is regulated by the CPUC and FERC.

This MD&A is presented in 8 major sections: (1) current developments; (2) liquidity; (3) regulatory matters; (4) other developments; (5) market risk exposures; (6) results of operations and historical cash flow analysis; (7) new accounting pronouncements; and (8) commitments and indemnities.

CURRENT DEVELOPMENTS

This section is intended to be a summary of those current developments that management believes are of most importance since year-end December 31, 2006. This section is not intended to be an all-inclusive list of all current developments and should be read together with all sections of this MD&A.

2008 Cost of Capital Proceeding

On May 8, 2007, SCE filed its 2008 cost of capital application requesting a rate-making capital structure of 43% long-term debt, 9% preferred equity and 48% common equity. In addition, SCE is seeking a cost of long-term debt of 6.20%, cost of preferred equity of 5.98% and a return on common equity of 11.80%.

LIQUIDITY

Overview

As of March 31, 2007, SCE had cash and equivalents of $85 million ($80 million of which was held by SCE’s consolidated VIEs). As of March 31, 2007, long-term debt, including current maturities of long-term debt, was $5.5 billion. On February 23, 2007, SCE amended its credit facility, increasing the amount of borrowing capacity to $2.5 billion, extending the maturity to February 2012 and removing the first mortgage bond security pledge. As a result of removing the first mortgage bond security, the credit facility’s pricing changed to an unsecured basis per the terms of the credit facility agreement. At March 31, 2007, the credit facility supported $304 million in letters of credit and $120 million in commercial paper leaving $2.1 billion available for liquidity purposes.

SCE’s estimated cash outflows during the twelve-month period following March 31, 2007 consist of:

•

Debt maturities of approximately $334 million, including $184 million of rate reduction notes that have a separate nonbypassable recovery mechanism approved by state legislation and CPUC decisions. The rate reduction notes are scheduled to be paid off in December 2007 and the nonbypassable rates being charged to customers are expected to cease as of January 1, 2008;

•

Projected capital expenditures of $1.9 billion remaining for 2007 primarily to replace and expand distribution and transmission infrastructure and construct and replace major components of generation assets (see “—Capital Expenditures” below);

•

Dividend payments to SCE’s parent company. On February 22, 2007, the Board of Directors of SCE declared a $25 million dividend to Edison International which was paid in April 2007. On April 26, 2007 the Board of Directors of SCE declared a $25 million dividend to be paid to Edison International;

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

SCE’s liquidity may be affected by, among other things, matters described in “Regulatory Matters” and “Commitments and Indemnities.”

Capital Expenditures

As discussed under the heading “Liquidity—Capital Expenditures” in the year-ended 2006 MD&A, SCE is experiencing significant growth in actual and planned capital expenditures to replace and expand its distribution and transmission infrastructure, and to construct and replace major components of generation assets. On February 22, 2007, the Finance Committee of the Board of Directors approved SCE’s 2007 through 2011 capital investment plan which includes total capital spending of up to $17.3 billion. During the first quarter of 2007, SCE spent $495 million for capital expenditures related to its 2007 capital plan.

Credit Ratings

At March 31, 2007, SCE’s credit ratings were as follows:

	Moody’s Rating	S&P Rating	Fitch Rating

Long-term senior secured debt	A2	BBB+	A+
Short-term (commercial paper)	P-2	A-2	F-1

SCE cannot provide assurance that its current credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be changed. These credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

Dividend Restrictions and Debt Covenants

The CPUC regulates SCE’s capital structure and limits the dividends it may pay Edison International. In SCE’s most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE determines compliance with this capital structure based on a 13-month weighted-average calculation. At March 31, 2007, SCE’s 13-month weighted-average common equity component of total capitalization was 49.48%. At March 31, 2007, SCE had the capacity to pay $171 million in additional dividends based on the 13-month weighted-average method. However, based on recorded March 31, 2007 balances, SCE’s common equity to total capitalization ratio (as adjusted for rate-making purposes) was 50.18%. SCE had the capacity to pay $252 million of additional dividends to Edison International based on March 31, 2007 recorded balances.

SCE has a debt covenant in its credit facility that requires a debt to total capitalization ratio of less than or equal to 0.65 to 1 to be met. At March 31, 2007, SCE’s debt to total capitalization ratio was 0.45 to 1.

Margin and Collateral Deposits

SCE has entered into certain margining agreements for power and gas trading activities in support of its procurement plan as approved by the CPUC. SCE’s margin deposit requirements under these agreements can vary depending upon the level of unsecured credit extended by counterparties and brokers, changes in market prices relative to contractual commitments, and other factors. At March 31, 2007, SCE had a net deposit of $300 million (consisting of $36 million in cash and reflected in “Margin and collateral deposits” on the consolidated balance sheet and $264 million in letters of credit) with counterparties. In addition, SCE has deposited $40 million in letters of credit with other brokers. Cash deposits with brokers and counterparties earn interest at various rates.

REGULATORY MATTERS

Current Regulatory Developments

This section of the MD&A describes significant regulatory issues that may impact SCE’s financial condition or results of operations.

Impact of Regulatory Matters on Customer Rates

SCE is concerned about high customer rates, which were a contributing factor that led to the deregulation of the electric services industry during the mid-1990s. On January 1, 2007 SCE’s system average rate was 14.5¢ per-kWh (including 3.1¢ per-kWh related to CDWR which is not recognized as revenue by SCE). On February 14, 2007, SCE’s system average rate decreased to 13.9¢-per-kWh (including 3.0¢ per-kWh related to CDWR) mainly as the result of estimated lower natural gas prices in 2007, as well as the refund of overcollections in the ERRA balancing account that occurred in 2006 from lower than expected natural gas prices and higher than expected summer 2006 kWh sales (see “—Energy Resource Recovery Account Proceedings” below). In addition, the rate change incorporates the collection of the residential rate increase deferral discussed in the year-ended 2006 MD&A under the heading “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates.”

Energy Resource Recovery Account Proceedings

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings” in the year-ended 2006 MD&A, the ERRA is the balancing account mechanism to track and recover SCE’s fuel and procurement-related costs. At December 31, 2006, the ERRA was overcollected by $526 million, which was 13.2% of SCE’s prior year’s generation revenue. On January 25, 2007, the CPUC approved SCE’s request to reduce the 2007 ERRA revenue requirement by $630 million. The CPUC also authorized SCE to consolidate the decreased ERRA revenue requirement with the authorized revenue requirement changes in other SCE proceedings resulting in lower rate levels implemented in February 2007. See “—Impact of Regulatory Matters on Customer Rates” above for further discussion. At March 31, 2007 the ERRA was overcollected by $605 million. The ERRA overcollection increased since December 31, 2006 mainly as a result of lower procurement costs recorded during the first quarter of 2007 compared to forecast costs incorporated into rates; however SCE still anticipates this overcollection will decrease during 2007, based on the reduced ERRA revenue requirement approved by the CPUC on January 25, 2007.

ISO Disputed Charges

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—ISO Disputed Charges” in the year-ended 2006 MD&A, on April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain transmission service related charges. On March 29, 2007, the FERC issued an order agreeing with SCE’s position that the charges incurred by the ISO were related to voltage support and should be allocated to the scheduling coordinators, rather than to SCE as a transmission owner. The Cities filed a request for rehearing of the FERC’s order on April 27, 2007. SCE believes that the most recent FERC order correctly allocates responsibility for these ISO charges. However, SCE cannot provide assurance as to the final outcome of the Cities request for rehearing. If a subsequent regulatory decision changes the allocation of responsibility for these charges, and SCE is required to pay these charges as a transmission owner, SCE may seek recovery in its reliability service rates. SCE cannot provide any assurance that recovery of these charges in its reliability service rates would be permitted.

Peaker Plant Generation Projects

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Peaker Plant Generation Projects” in the year-ended 2006 MD&A, on August 15, 2006, the CPUC issued a ruling addressing electric reliability needs in Southern California for the summer of 2007 and directing, among other things, that SCE pursue new utility-owned peaker generation (which would be available on notice during peak demand periods) that would be online by August 2007. SCE continues to pursue the construction of five combustion turbine peaker plants, each with a capacity of approximately 45 MW. As of April 4, 2007, SCE had received construction permits for four of the five projects. SCE cannot predict when it will receive the permit for the fifth project and cannot estimate the impact that this delay will have on the project’s construction schedule. SCE believes that construction of all five peakers will help meet electric reliability needs, notwithstanding the delay encountered by one of the projects. SCE has revised its initial budget from $250 million to approximately $275 million for these projects. SCE expects to fully recover its costs from these projects, but cannot predict the outcome of regulatory proceedings. As of March 31, 2007 SCE had spent or firmly committed approximately $133 million.

Procurement of Renewable Resources

California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010.

On October 19, 2006, the CPUC issued a decision that, among other things, implemented a “cumulative deficit banking” feature which would carry forward and accumulate annual deficits until the deficit has been satisfied at a later time through actual deliveries of eligible renewable energy and made an accounting determination that defines the annual targets for each year of the renewable portfolio standards program. Based on terms of the controlling California statute, in March 2007, SCE successfully challenged the CPUC’s accounting determination of SCE’s annual targets. This change is expected to enable SCE to meet its target for 2007 and possibly later years.

On April 3, 2007, SCE filed its renewable portfolio standard compliance report for 2004 through 2006. The compliance report confirms that SCE met its renewable goals for each of these years. In light of the annual target revisions that resulted from the March 2007 successful challenge to the CPUC’s accounting determination, the report also projects that SCE will meet its renewable goals for 2007 and 2008 but could have a potential deficit in 2009. The potential deficit in 2009, however, does not take into account future procurement opportunities or the full utilization by SCE of the CPUC’s rules for flexible compliance with annual targets. SCE continues to engage in several initiatives to procure additional renewable resources, including formal solicitations approved by the CPUC, bilateral negotiations with individual projects and other initiatives.

Under current CPUC decisions, potential penalties for SCE’s failure to achieve its renewable procurement objectives for any year will be considered by the CPUC in the context of the CPUC’s review of SCE’s annual compliance filing. Under the CPUC’s current rules, the maximum penalty for failing to achieve renewable procurement targets is $25 million per year. SCE cannot predict whether it will be assessed penalties.

FERC Refund Proceedings

SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the 2000 – 2001 California energy crisis or who benefited from the manipulation by receiving inflated market prices. SCE is required to refund to customers 90% of any refunds actually realized by SCE, net of litigation costs, and 10% will be retained by SCE as a shareholder incentive.

During the course of the refund proceedings, the FERC ruled that governmental power sellers, like private generators and marketers that sold into the California market, should refund the excessive prices they received during the crisis period. However, on September 21, 2005, the Ninth Circuit ruled that the FERC does not have authority directly to enforce its refund orders against governmental power sellers. The Court, however, clarified that its decision does not preclude SCE or other parties from pursuing civil claims against the governmental power sellers. On March 16, 2006, SCE, PG&E and the California Electricity Oversight Board jointly filed suit in federal court against several governmental power sellers, seeking damages based on the reduced prices set by the FERC for transactions during the crisis period. In March 2007, the federal court dismissed this suit concluding that the claims should have been filed in state court. SCE, along with PG&E, the Oversight Board and SDG&E, re-filed on April 9, 2007 in the Los Angeles Superior Court. In addition, on March 12, 2007, SCE, PG&E and the Oversight Board filed a similar group of claims in the U.S. Court of Federal Claims against two federal agencies that sold power into California during the energy crisis. SCE cannot predict whether it may be able to recover any damages from governmental power sellers as a result of these suits.

In November 2005, SCE and other parties entered into a settlement agreement with Enron Corporation and a number of its affiliates, most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In 2006, SCE received distributions of approximately $55 million on its allowed bankruptcy claim . In April 2007, SCE received and recorded an additional distribution on its allowed bankruptcy claim of approximately $12 million and 55,465 shares of Portland General Electric Company stock, with an aggregate value of less than $2 million. Additional distributions are expected but SCE cannot currently predict the amount or timing of such distributions.

On August 2, 2006, the Ninth Circuit issued an opinion regarding the scope of refunds issued by the FERC. The Ninth Circuit broadened the time period during which refunds could be ordered to include the summer of 2000 based on evidence of pervasive tariff violations and broadened the categories of transactions that could be subject to refund. As a result of this decision, SCE may be able to recover additional refunds from sellers of electricity during the crisis with whom settlements have not been reached.

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

SCE’s power plants, in particular their coal-fired plants, may be affected by recent developments in federal and state environmental laws and regulations. These laws and regulations, including those relating to SO2 and NOx emissions, mercury emissions, ozone and fine particulate matter emissions, regional haze, water quality, and climate change, may require significant capital expenditures at these facilities. These laws and regulations will continue to be monitored to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by SCE, or the impact on SCE’s results of operations or financial position.

For a discussion of SCE’s environmental matters, refer to “Other Developments—Environmental Matters” in the year-ended 2006 MD&A. There have been no significant developments with respect to environmental matters affecting SCE since the filing of SCE’s Annual Report on Form 10-K, except as follows:

Climate Change

On April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et. al. v. Environmental Protection Agency, et. al., ruling that US EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act and that it has a duty to (i) determine whether greenhouse gas emissions of new motor vehicles contribute to climate change or (ii) offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that US EPA’s failure to make the necessary determination or offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the Clean Air Act related to emissions of motor vehicles, a parallel provision of the Clean Air Act applies to stationary sources such as electric generators. SCE believes that the Court’s Massachusetts decision may spur additional congressional action to require reductions of greenhouse gas emissions by all material sources, including electric generators.

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

As of March 31, 2007, SCE’s recorded estimated minimum liability to remediate its 23 identified sites is $76 million. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $125 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 32 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $8 million.

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

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the twelve months ended March 31, 2007 were $16 million.

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

Federal and State Income Taxes

Edison International received Revenue Agent Reports from the IRS in August 2002 and in January 2005 asserting deficiencies in federal corporate income taxes with respect to audits of its 1994 – 1996 and 1997 – 1999 tax years, respectively. Edison International expects to conclude the administrative phase of the 1994 – 1996 tax years during the first half of 2007. Many of the asserted tax deficiencies are timing differences and, therefore, amounts ultimately paid (exclusive of penalties), if any, would be deductible on future tax returns of Edison International and would benefit SCE. Edison International has also submitted affirmative claims to the IRS and state tax agencies which are being addressed in administrative proceedings. Any benefits would be recorded at the earlier of when Edison International believes that the affirmative claim position has a more likely than not probability of being sustained or when a settlement is reached. Certain affirmative claims have been recorded as part of the implementation of FIN 48.

The IRS Revenue Agent Report for the 1997 – 1999 audit also asserted deficiencies with respect to a transaction entered into by an SCE subsidiary which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company. While Edison International and SCE intend to defend its tax return position with respect to this transaction, the tax benefits relating to this transaction have been valued at an amount equal to the settlement offer made by the Internal Revenue Service pursuant to FIN 48.

In April 2004, Edison International filed California Franchise Tax amended returns for tax years 1997 – 2002 to mitigate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice that was published in 2001. These transactions include the SCE subsidiary contingent liability company transaction described above. Edison International filed these amended returns under protest retaining its appeal rights.

In December 2006, Edison International reached a settlement with the California Franchise Tax Board regarding the sourcing of gross receipts from the sale of electric services for California state tax apportionment purposes for tax years 1981 to 2004. In the fourth quarter of 2006, SCE recorded a $49 million benefit related to a tax reserve adjustment as a result of this settlement. In addition to this tax reserve adjustment, SCE received a net cash refund of $52 million in April 2007 as a result of this same settlement.

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

Commodity Price Risk

As discussed under the heading “Market Risk Exposures—Commodity Price Risk” in the year-ended 2006 MD&A, SCE is exposed to commodity price risk associated with its purchases for additional capacity and ancillary services to meet its peak energy requirements as well as exposure to natural gas prices associated with power purchased from QFs, fuel tolling arrangements, and its own gas-fired generation, including the Mountainview plant.

SCE has an active hedging program in place to minimize ratepayer exposure to spot-market price spikes; however, to the extent that SCE does not mitigate the exposure to commodity price risk, the unhedged portion is subject to the risks and benefits of spot-market price movements, which are ultimately passed-through to ratepayers.

To mitigate SCE’s exposure to spot-market prices, SCE entered into energy options, tolling arrangements, and forward physical contracts. In the first quarter of 2007 SCE secured FTRs through the annual ISO auction. These FTRs provide SCE with scheduling priority in certain transmission grid congestion areas in the day-ahead market and qualify as derivative instruments. SCE records its derivative instruments on its consolidated balance sheets at fair value unless they meet the definition of a normal purchase or sale. The normal purchases and sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. SCE enters into contracts for power and gas options, as well as swaps and futures, in order to mitigate its exposure to increases in natural gas and electricity pricing. These transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans. The derivative instrument fair values are marked to market at each reporting period. Any fair value changes for recorded derivatives are recorded in purchased-power expense and offset through the provision for regulatory adjustment clauses – net; therefore, fair value changes do not affect earnings. Hedge accounting is not used for these transactions due to this regulatory accounting treatment. The following table summarizes the fair values of outstanding derivative financial instruments used at SCE to mitigate its exposure to spot market prices:

	March 31, 2007		December 31, 2006
In millions	Assets	Liabilities	Assets	Liabilities
Energy options	$—	$27	$—	$10
FTRs	102	—	—	—
Forward physicals (power) and tolling arrangements	10	—	—	1
Gas options, swaps and forward arrangements	27	—	—	101
Total	$139	$27	$—	$112

Quoted market prices, if available, are used for determining the fair value of contracts, as discussed above. If quoted market prices are not available, internally maintained standardized or industry accepted models are used to determine the fair value. The models are updated with spot prices, forward prices, volatilities and interest rates from regularly published and widely distributed independent sources.

SCE recorded net unrealized gains of $134 million for the first quarter of 2007, compared to net unrealized losses of $334 million for the first quarter of 2006. The 2007 net unrealized gains were primarily due to higher forward natural gas prices in the first quarter of 2007 compared to the same period in 2006.

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of “Results of Operations and Historical Cash Flow Analysis” provide a discussion on the changes in various line items presented on the Consolidated Statements of Income, as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operations

Net Income Available for Common Stock

SCE’s net income available for common stock in the first quarter of 2007 was $180 million, compared with $121 million in the first quarter of 2006. The increase was mainly due to earnings of $31 million reflecting progress in an administrative appeal process with the IRS related to the income tax treatment of costs associated with environmental remediation. In addition, earnings increased due to the delay in receiving the 2006 GRC decision. When the decision was received in May 2006, SCE was authorized to recover its revenue requirement effective back to January 12, 2006.

Operating Revenue

The following table sets forth the major changes in operating revenue:

In millions	2007 vs. 2006
Operating revenue
Rate changes (including unbilled)	$127
Sales volume changes (including unbilled)	66
Balancing account over/under collections	(128)
Sales for resale	(31)
SCE’s VIEs	(23)
Other (including inter company transactions)	(6)
Total	$5

SCE’s retail sales represented approximately 88% and 85% of operating revenue for the quarters ended March 31, 2007 and 2006, respectively. Due to warmer weather during the summer months, operating revenue during the third quarter of each year is generally significantly higher than other quarters.

Total operating revenue increased by $5 million for the three-month period ended 2007 (as shown in the table above). The increase resulting from rate changes was primarily due to the delay in implementing the decreased ERRA revenue requirement resulting in increased rates in the first quarter of 2007 (see “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates,” and “—Energy Resource Recovery Account Proceedings” for further discussion of these rate changes). The increase in operating revenue resulting from sales volume changes was mainly due to an increase in customer growth. Balancing account over/undercollections represent the difference between recorded retail revenue and authorized retail revenue that is subject to regulatory balancing account mechanisms. Recorded retail revenue exceeded authorized revenue resulting in a revenue deferral of approximately $21 million for the three-month period ended March 31, 2007. For the same period in 2006, authorized revenue exceeded recorded revenue resulting in a revenue recognition of approximately $107 million. Operating revenue from sales for resale represents the sale of excess energy. Excess energy from SCE sources which may exist at certain times is resold in the energy markets. Sales for resale revenue decreased due to lower excess energy resulting from higher demand from customer growth in the first quarter of 2007, as compared to the same period in 2006. Revenue from sales for resale is refunded to customers through the ERRA balancing account and does not impact earnings. SCE’s VIE revenue represents the recognition of revenue resulting from the consolidation of four gas-fired power plants where SCE is considered the primary beneficiary. These VIEs affect SCE’s revenue, but do not affect earnings; the decrease in revenue from SCE’s VIEs is primarily due to lower steam and energy prices and for, one of the projects, lower volumes sold in 2007.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE’s customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and none of these collections are recognized as revenue by SCE. These amounts were $587 million and $568 million for the three-month periods ended March 31, 2007 and 2006, respectively.

Operating Expenses

Fuel Expense

SCE’s fuel expense decreased slightly for the three-month period ended March 31, 2007. The decrease was mainly due to lower fuel expense of approximately $40 million related to SCE’s VIEs driven by lower natural gas prices and lower fuel expense of approximately $5 million at SCE’s Mohave Generating Station resulting from the plant shutdown on December 31, 2005. These decreases were almost entirely offset by an increase of $20 million primarily resulting from newly constructed Mountainview Unit 4 beginning operations mid-January 2006, higher nuclear fuel expense of $15 million resulting primarily from a planned refueling and maintenance outages at SCE’s San Onofre Unit 2 in 2006, and a Department of Energy settlement refund of approximately $10 million related to crude oil overcharges in 2006. The settlement refund was returned to ratepayers through the ERRA mechanism.

Purchased-Power Expense

The following is a summary of purchased-power expense:

In millions	Three-Month Period Ended March 31,	2007	2006
Purchased-power expense		$480	$688
Unrealized (gains) / losses on economic hedging activities		(134)	334
Energy settlements and refunds		(29)	(9)
Total purchased-power expense		$317	$1,013

Purchased-power expense decreased $696 million for the three-month period ended March 31, 2007. The 2007 decrease was mainly due to net unrealized gains on economic hedging activities of $134 million, compared to net unrealized losses on economic hedging activities of $334 million for the same period in 2006 (see “Market Risk Exposures—Commodity Price Risk” for further discussion). The 2007 net unrealized gains were primarily due to higher forward natural gas prices in the first quarter of 2007, compared to the same period in 2006. In addition, the purchased-power decrease was also due to lower QF purchased power expense of approximately $60 million resulting from lower average spot natural gas prices and lower kWh purchases (as further discussed below), and lower ISO-related purchases of approximately $110 million resulting from lower kWh purchases.

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices. Energy payments to gas-fired QFs are generally tied to spot natural gas prices. Energy payments for most renewable QFs are at a fixed price of 5.37¢-per-kWh. In late 2006, certain renewable QF contracts were amended and energy payments for these contracts will be at a fixed price of 6.15¢-per-kWh, effective May 2007.

Provisions for Regulatory Adjustment Clauses – Net

Provisions for regulatory adjustment clauses – net increased $652 million for the three-month period ended March 31, 2007. The 2007 increase was mainly due to net unrealized gains on economic hedging activities (mentioned above in purchased-power expense) of approximately $134 million for the three-month period ended March 31, 2007, that, if realized, would be refunded to ratepayers, compared to net unrealized losses on economic hedging activities of $334 million for the three-month period ended March 31, 2006, which, if realized, would be recovered from the ratepayers (see “Market Risk Exposures—Commodity Price Risk” for further discussion). The increase also reflects higher net overcollections of purchased-power, fuel, and operation and maintenance expense of approximately $185 million resulting from higher rates and lower procurement costs for the three-month period ended March 31, 2007, compared to the same period in 2006.

Other Operation and Maintenance Expense

SCE’s other operation and maintenance expense decreased $16 million for the three-month period ended March 31, 2007. The 2007 decrease was mainly due to higher generation-related costs of approximately $25 million resulting from the planned refueling and maintenance outages at SCE’s San Onofre Units 2 and 3 for the first quarter 2006, and a decrease in must-run and must offer obligation costs of approximately $10 million related to the reliability of the California ISO systems. This decrease was partially offset by higher demand-side management and energy efficiency costs of approximately $25 million (which are recovered through regulatory mechanisms approved by the CPUC).

Depreciation, Decommissioning and Amortization Expense

SCE’s depreciation, decommissioning and amortization expense increased $23 million for the three-month period ended March 31, 2007. The increase in 2007 was mainly due to an increase in depreciation expense resulting from additions to transmission and distribution assets, as well as an increase from the implementation of the depreciation rates authorized in the 2006 GRC decision, and higher net investment earnings from SCE’s nuclear decommissioning trusts, which, due to its regulatory treatment, are recorded in operating revenue and are offset in decomissioning expense. As a result, these investment earnings have no impact on net income.

Other Income and Deductions

Other Nonoperating Income

SCE’s other nonoperating income decreased $10 million for the three-month period ended March 31, 2007 mainly due to an higher incentive rewards in 2006 related to the efficient operation of Palo Verde. The incentive reward approved by the CPUC for the efficient operation of Palo Verde was $13 million in the first quarter of 2006. This decrease was partially offset by an increase in allowance for funds used during construction – equity of approximately $5 million resulting from an increase in construction work in progress due to planned capital expenditures (see “Liquidity—Capital Expenditures” for further discussion).

Interest Expense – Net of Amounts Capitalized

SCE’s interest expense – net of amounts capitalized increased $10 million for the three-month period ended March 31, 2007 mainly due to higher interest expense on balancing account overcollections in 2007, as compared to 2006. The increase was also due to higher interest expense on long-term debt resulting from higher balances outstanding as of March 31, 2007, compared to the same period in 2006.

Income Tax Expense

The composite federal and state statutory income tax rate was approximately 40% (net of the federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate from net income was 22% for the three-month period ended March 31, 2007 as compared to 38% for the three-month period ended March 31, 2006. The decreased effective tax rate was primarily caused by reductions made to the income tax reserve in 2007 to reflect progress in an administrative appeal process with the IRS related to the income tax treatment of costs associated with environmental remediation.

Historical Cash Flow Analysis

The “Historical Cash Flow Analysis” section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Cash provided by operating activities from continuing operations was $664 million for the three months ended 2007, compared to $320 million for the comparable period in 2006, mainly due to an increase in cash collected from SCE’s customers due to increased rates (see “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates”) which contributed to higher balancing account overcollections in 2007, as compared to the same period in 2006. In addition, the 2007 change was also due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Cash used by financing activities from continuing operations mainly consisted of long-term and short-term debt payments.

Financing activities in the first quarter of 2007 were as follows:

•	During the first quarter of 2007, SCE issued $120 million in commercial paper classified as short-term debt.

•	Financing activities in the first quarter of 2007 also included dividend payments of $60 million made to Edison International.

Financing activities in the first quarter of 2006 included activities related to the rebalancing of SCE’s capital structure.

•

In January 2006, SCE issued $500 million of first and refunding mortgage bonds which consisted of $350 million of 5.625% bonds due in 2036 and $150 million of floating rate bonds due in 2009. The proceeds from this issuance were used in part to redeem $150 million of variable rate first and refunding mortgage bonds due in January 2006 and $200 million of its 6.375% first and refunding mortgage bonds due in January 2006.

•	In January 2006, SCE issued two million shares of 6% Series C preference stock (noncumulative, $100 liquidation value) and received net proceeds of $197 million.

•	Financing activities in the first quarter of 2006 also included dividend payments of $71 million made to Edison International.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by capital expenditures and SCE’s funding of nuclear decommissioning trusts.

Investing activities include capital expenditures of $560 million and $494 million for the three months ended March 31, 2007 and 2006, respectively, primarily for transmission and distribution assets. Capital expenditures include $20 million and $17 million for the three months ended March 31, 2007 and 2006, respectively, for nuclear fuel acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertain tax positions. FIN 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. SCE adopted FIN 48 effective January 1, 2007. Based on the current status of discussions with tax authorities related to open tax years under audit and other information currently available, implementation of FIN 48 resulted in a cumulative-effect adjustment that increased retained earnings by $213 million. SCE will continue to monitor and assess new income tax developments.

Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. SCE will adopt SFAS No. 159 on January 1, 2008. SCE is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued. SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SCE will adopt SFAS No. 157 on January 1, 2008. SCE is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

COMMITMENTS AND INDEMNITIES

Fuel Supply Contracts

SCE entered into service contracts associated with uranium enrichment and fuel fabrication during the first three months of 2007. SCE’s additional nuclear fuel commitments for the remainder of 2007 are estimated to be $70 million.

Operating and Capital Leases

SCE entered into a new operating lease for power contracts during the first three months of 2007. SCE’s additional operating lease commitments for this new power contract are currently estimated to be $68 million for 2008, $114 million for 2009, $114 million for 2010, and $114 million for 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information responding to Part I, Item 3 is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Market Risk Exposures” is incorporated herein by this reference.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Southern California Edison Company

10.1	Edison International 2007 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2007)*

10.2	Edison International Director Non-Qualified Stock Option Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2007)*

10.3	Edison International 2007 Performance Incentive Plan (File No. 1-9936, filed as Exhibit A to the Edison International and Southern California Edison Company Joint Proxy Statement filed on March 16, 2007)*

10.4	Edison International 2007 Executive Bonus Program (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison’s Form 8-K dated April 26, 2007 and filed on May 2, 2007)*

10.5	Amended and Restated Credit Agreement, dated as of February 23, 2007, among Southern California Edison Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and Credit Suisse, Lehman Commercial Paper Inc., and Wells Fargo Bank, N.A., as documentation Agents and the lenders thereto.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference pursuant to Rule 12b-32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY (Registrant)

By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Dated: May 9, 2007