Form 10-Q
period 2007-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2007-11-02
CIK 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer  ☐                        Accelerated Filer  ☐                        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 26, 2007
Common Stock, no par value	434,888,104

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

CARB	California Air Resources Board

CDWR	California Department of Water Resources

CPSD	Consumer Protection and Safety Division

CPUC	California Public Utilities Commission

CRRs	Congestion Revenue Rights

District Court	U.S. District Court for the District of Columbia

DRA	Division of Ratepayer Advocates

DWP	Los Angeles Department of Water & Power

EPS	Earnings per share

ERRA	energy resource recovery account

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN 48	Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109

FTR	firm transmission rights

GRC	General Rate Case

IRS	Internal Revenue Service

ISO	California Independent System Operator

kWh(s)	kilowatt-hour(s)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Midway-Sunset	Midway-Sunset Cogeneration Company

Moody’s	Moody’s Investors Service

Mountainview	Mountainview Power Company, LLC

MRTU	Market Redesign Technical Upgrade

MW	Megawatts

MWh	megawatt-hours

Ninth Circuit	United States Court of Appeals for the Ninth Circuit

NOX	nitrogen oxide

NOI	Notice of Intent

NRC	Nuclear Regulatory Commission

Palo Verde	Palo Verde Nuclear Generating Station

PBR	performance-based ratemaking

PG&E	Pacific Gas & Electric Company

GLOSSARY (Continued)

POD	Presiding Officer’s Decision

PX	California Power Exchange

QF(s)	Qualifying facility(ies)

RICO	Racketeer Influenced and Corrupt Organization

S&P	Standard & Poor’s

San Onofre	San Onofre Nuclear Generating Station

SCAQMD	South Coast Air Quality Management District

SCE	Southern California Edison Company

SDG&E	San Diego Gas & Electric

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS No. 123(R)	Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004)”

SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”

SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115”

SO2	sulfur dioxide

VIE(s)	variable interest entity(ies)

SOUTHERN CALIFORNIA EDISON COMPANY

i

SOUTHERN CALIFORNIA EDISON COMPANY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
	(Unaudited)
Operating revenue	$3,214	$3,079	$7,897	$7,818
Fuel	310	286	904	836
Purchased power	1,284	1,036	2,431	2,819
Provisions for regulatory adjustment clauses – net	(66)	115	189	(256)
Other operation and maintenance	726	662	1,988	1,916
Depreciation, decommissioning and amortization	267	254	813	806
Property and other taxes	54	53	164	158
Net gain on sale of utility property and plant	—	—	—	(1)
Total operating expenses	2,575	2,406	6,489	6,278
Operating income	639	673	1,408	1,540
Interest income	13	14	34	44
Other nonoperating income	29	13	68	61
Interest expense – net of amounts capitalized	(117)	(98)	(330)	(297)
Other nonoperating deductions	(7)	(12)	(31)	(32)
Income before tax and minority interest	557	590	1,149	1,316
Income tax expense	150	187	263	416
Minority interest	132	127	261	244
Net income	275	276	625	656
Dividends on preferred and preference stock not subject to mandatory redemption	13	13	38	38
Net income available for common stock	$262	$263	$587	$618

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
	(Unaudited)
Net income	$275	$276	$625	$656
Other comprehensive income, net of tax:
Amortization of cash flow hedges	—	—	—	4
Pension and postretirement benefits other than pensions:
Amortization of loss and prior service cost – net	—	—	1	—
Comprehensive income	$275	$276	$626	$660

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and equivalents	$115	$83
Restricted cash	56	56
Margin and collateral deposits	46	55
Receivables, less allowances of $30 and $29 for uncollectible accounts at respective dates	1,027	939
Accrued unbilled revenue	506	303
Inventory	272	232
Accumulated deferred income taxes – net	213	250
Derivative assets	83	56
Regulatory assets	295	554
Short-term investments	118	—
Other current assets	117	54
Total current assets	2,848	2,582
Nonutility property – less accumulated provision for depreciation of $686 and $633 at respective dates	1,004	1,046
Nuclear decommissioning trusts	3,398	3,184
Other investments	83	62
Total investments and other assets	4,485	4,292
Utility plant, at original cost:
Transmission and distribution	18,492	17,606
Generation	1,681	1,465
Accumulated provision for depreciation	(5,050)	(4,821)
Construction work in progress	1,584	1,486
Nuclear fuel, at amortized cost	224	177
Total utility plant	16,931	15,913
Regulatory assets	2,825	2,818
Derivative assets	6	17
Other long-term assets	489	488
Total long-term assets	3,320	3,323

Total assets	$27,584	$26,110

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt due within one year	$220	$396
Accounts payable	813	856
Accrued taxes	317	193
Accrued interest	96	114
Counterparty collateral	42	36
Customer deposits	217	198
Book overdrafts	250	140
Derivative liabilities	93	99
Regulatory liabilities	1,316	1,000
Other current liabilities	594	624
Total current liabilities	3,958	3,656
Long-term debt	5,117	5,171
Accumulated deferred income taxes – net	2,568	2,675
Accumulated deferred investment tax credits	107	112
Customer advances	158	160
Derivative liabilities	39	77
Power-purchase contracts	25	32
Accumulated provision for pensions and benefits	857	809
Asset retirement obligations	2,823	2,749
Regulatory liabilities	3,315	3,140
Other deferred credits and other long-term liabilities	1,091	802
Total deferred credits and other liabilities	10,983	10,556
Total liabilities	20,058	19,383
Commitments and contingencies (Note 5)
Minority interest	461	351
Common stock, no par value (434,888,104 shares outstanding at each date)	2,168	2,168
Additional paid-in capital	407	383
Accumulated other comprehensive loss	(13)	(14)
Retained earnings	3,574	2,910
Total common shareholder’s equity	6,136	5,447
Preferred and preference stock not subject to mandatory redemption	929	929
Total shareholders’ equity	7,065	6,376

Total liabilities and shareholders’ equity	$27,584	$26,110

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
In millions	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$625	$656
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	813	806
Realized loss on nuclear decommissioning trusts	42	—
Other amortization	78	60
Minority interest	261	244
Deferred income taxes and investment tax credits	(184)	(354)
Regulatory assets – long-term	53	117
Regulatory liabilities – long-term	(4)	(151)
Derivative assets – long-term	11	13
Derivative liabilities – long-term	(38)	72
Other assets	(28)	18
Other liabilities	263	32
Margin and collateral deposits – net of collateral received	15	(38)
Receivables and accrued unbilled revenue	(291)	(433)
Derivative assets – short-term	(27)	171
Derivative liabilities – short-term	(13)	50
Inventory and other current assets	(103)	(32)
Regulatory assets – short-term	259	(20)
Regulatory liabilities – short-term	316	606
Accrued interest and taxes	319	480
Accounts payable and other current liabilities	1	(234)
Net cash provided by operating activities	2,368	2,063
Cash flows from financing activities:
Long-term debt issued	—	500
Long-term debt issuance costs	(1)	(9)
Long-term debt repaid	(54)	(351)
Issuance of preference stock	—	196
Rate reduction notes repaid	(178)	(177)
Change in book overdrafts	110	(31)
Shares purchased for stock-based compensation	(120)	(75)
Proceeds from stock option exercises	50	31
Excess tax benefits related to stock option exercises	25	11
Minority interest	(151)	(228)
Dividends paid	(148)	(227)
Net cash used by financing activities	(467)	(360)
Cash flows from investing activities:
Capital expenditures	(1,650)	(1,615)
Proceeds from nuclear decommissioning trust sales	2,866	2,145
Purchases of nuclear decommissioning trust investments	(2,967)	(2,253)
Sales of short-term investments	4,861	4,082
Purchases of short-term investments	(4,979)	(4,054)
Customer advances for construction and other investments	—	7
Net cash used by investing activities	(1,869)	(1,688)
Net increase in cash and equivalents	32	15
Cash and equivalents, beginning of period	83	143
Cash and equivalents, end of period	$115	$158

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair statement of the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Certain prior-period amounts were reclassified to conform to the September 30, 2007 financial statement presentation.

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

For a further discussion of income taxes, see Note 3.

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

In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. SCE is currently evaluating whether it will opt to report any current or future financial assets and liabilities at fair value and the impact, if adopted, on its consolidated financial statements, beginning January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SCE will adopt SFAS No. 157 on January 1, 2008. SCE is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Sales and Use Taxes

SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE’s ability to collect from the customer, are accounted for on a gross basis and reflected in operating revenue and other operation and maintenance expense. SCE’s franchise fees billed to customers and recorded as operating revenue were $34 million and $37 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $81 million and $84 million for nine-month periods ended September 30, 2007 and 2006. When SCE acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are being remitted to the taxing authorities and are not recognized as revenue.

Short-term Investments

At September 30, 2007, SCE held various variable rate demand notes related to short-term cash management activities. The interest rate process for these securities allow for a resetting of interest rates related to changes in terms and/or credit quality, similar to cash and cash equivalents. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these notes are classified as short-term investments. As of September 30, 2007, the notes were classified as available-for-sale securities and were recorded at fair value in the amount of $118 million. There were no outstanding notes as of December 31, 2006. Sales of the notes were $4.9 billion and $4 billion for the nine-month periods ended September 30, 2007 and 2006, respectively. Purchases of the notes were $5 billion and $4 billion for the nine-month periods ended September 30, 2007, and 2006, respectively. There were no realized or unrealized gains or losses. The consolidated statements of cash flows was revised to reflect the 2006 sales and purchases activity on a gross basis.

Stock-Based Compensation

Stock options, performance shares, deferred stock units and, beginning in 2007, restricted stock units have been granted under Edison International’s long-term incentive compensation programs. Edison International usually does not issue new common stock for equity awards settled. Rather, a third party is used to facilitate the exercise of stock options and the purchase and delivery of outstanding common stock for settlement of option exercises, performance shares and restricted stock units. Performance shares earned are settled half in cash and half in common stock; however, Edison International has discretion under certain of the awards to pay the half subject to cash settlement in Edison International’s common stock. Deferred stock units granted to management are settled in cash, not stock and represent a liability.

On April 26, 2007, Edison International’s shareholders approved a new incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. No additional awards will be granted under Edison International’s prior stock-based compensation plans on or after April 26, 2007, and all future issuances will be made under the new plan. The maximum number of shares of Edison International’s common stock that may be issued or transferred pursuant to awards under the new incentive plan is 8.5 million shares, plus the number of any shares subject to awards issued under Edison International’s prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued. As of September 30, 2007, Edison International has approximately 8.4 million shares remaining for future issuance under its stock-based compensation plans. For further discussion see “Stock-Based Compensation” in Note 4.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
	(Unaudited)
Purchased-power from bilateral contracts, QFs, ISO, FTRs and exchange energy	$1,153	$1,028	$2,356	$2,351
Unrealized (gains) losses on economic hedging activities – net	67	9	(23)	351
Realized losses on economic hedging activities – net	58	114	111	279
Energy settlements and refunds	6	(115)	(13)	(162)
Total purchased-power expense	$1,284	$1,036	$2,431	$2,819

The changes in net unrealized (gains) losses on economic hedging activities primarily resulted from changes in SCE’s gas hedge portfolio mix as well as the movements in the natural gas futures market. The changes in net realized losses on economic hedging activities primarily resulted from a more stable natural gas market in 2007.

Note 3. Income Taxes

SCE’s composite federal and state statutory income tax rate was approximately 40% (net of the federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate from operations was 35% and 30% for the three- and nine-month periods ended September 30, 2007, respectively, as compared to 40% and 39% for the respective periods in 2006. The decreased effective tax rate realized for the three-months ended was caused primarily by year over year changes in property related flow-through items as well as lower interest expense related to lower tax reserve in 2007 as compared to 2006 as a result of implementing FIN 48. In addition, the nine-month variance included reductions made to the income tax reserve during the first quarter of 2007 to reflect progress in an administrative appeal process with the IRS related to the income tax treatment of costs associated with environmental remediation and due to reductions made to the income tax reserves during the second quarter of 2007 to reflect settlement of a state tax issue related to the April 2007 State Notice of Proposed Adjustment discussed below.

The net liability recorded for uncertain tax positions was $199 million and $98 million as of September 30, 2007 and the date of adoption (January 1, 2007) of FIN 48, respectively. The net liability as of September 30, 2007 and the date of adoption consists of $240 million and $335 million, respectively, of unrecognized tax benefits, partially offset by $41 million and $237 million, respectively, of recognized tax benefits representing the expected settlement outcome of affirmative claims made or expected to be made that meet the recognition requirement pursuant to FIN 48. The change in the unrecognized tax benefits from the date of adoption reflects decreases of $68 million from positions taken in prior periods and $27 million from positions taken in 2007. The total amount of unrecognized tax benefits as of September 30, 2007 and the date of adoption that, if recognized, would affect the effective tax rate was $57 million and $35 million, respectively.

The unrecognized tax benefits, as of September 30, 2007 and the date of adoption, do not reflect affirmative claims of $1.6 billion and $1.7 billion, respectively. These claims consist of $28 million and $71 million representing the difference between the amount filed on amended tax returns and the amount recognized pursuant to FIN 48 as of September 30, 2007 and the date of adoption, respectively, and $1.6 billion of claims for both periods which have been filed on amended tax returns but have not met the recognition requirement pursuant to FIN 48, the majority of which have been denied as part of an IRS examination. These affirmative claims remain unpaid by the IRS and no receivable has been accrued. Edison International is vigorously defending these affirmative positions in IRS administrative appeals.

The total amount of accrued interest and penalties was $95 million and $65 million as of September 30, 2007 and the date of adoption, respectively. The total amount of interest expense and penalties recognized in income tax expense for the three months ended September 30, 2007 was $10 million. The total benefit recognized in income tax expense for the nine months ended September 30, 2007 was $25 million.

Edison International and its subsidiaries remains subject to examination and administrative appeals by the IRS for tax years 1994 – present. Edison International is challenging certain IRS examination adjustments for tax years 1994 – 1999 with the Administrative Appeals branch of the IRS and Edison International is currently under IRS examination for tax years 2000 – 2002. In addition, the statute of limitations remains open for tax years 1986 – 1993 for certain affirmative claims.

In July 2007, Edison International and its subsidiaries received a Notice of Proposed Adjustment from the IRS on an affirmative claim position involving the taxability of balancing account over-collections. This issue is part of the ongoing IRS examinations and administrative appeals process. The tax years affected by this Notice of Proposed Adjustment remain subject to examination and administrative appeals. The cash and earnings impacts of this position are dependent on the ultimate settlement of all issues in these tax years. SCE expects earnings and cash flows to increase within the range of $70 million to $80 million and $300 million to $325 million, respectively.

In April 2007, Edison International and its subsidiaries received a Notice of Proposed Adjustment from the California Franchise Tax Board for tax years 2001 and 2002 and is currently protesting the deficiencies asserted. Edison International and its subsidiaries remain subject to examination by the California Franchise Tax Board for tax years 2003 – present. Edison International and its subsidiaries are also subject to examination by select state tax authorities, with varying statute of limitations. Some state jurisdictions follow the federal statute for comparable issues.

Edison International and SCE continue their efforts to resolve open tax issues through 2002 with the IRS and State authorities. The timing for resolving these open tax positions is uncertain, but it is reasonably possible that all or some portion of these open tax positions could be resolved in the next 12 months.

As a matter of course, SCE is regularly audited by federal and state taxing authorities. For further discussion of this matter, see “Federal and State Income Taxes” in Note 5.

Note 4. Compensation and Benefits Plans

Pension Plans

SCE previously disclosed in Note 5 of “Notes to Consolidated Financial Statements” included in its 2006 Annual Report on Form 10-K that it expects to contribute approximately $50 million to its pension plan in 2007. As of September 30, 2007, SCE has made $45 million in contributions related to 2006 and $25 million related to 2007 and estimates to make $12 million of additional contributions in the last three months of 2007. Expected contribution funding could vary from anticipated amounts depending on the funded status at year-end and tax-deductible funding limitations.

Net pension cost recognized is calculated under the actuarial method used for ratemaking. The difference between pension costs calculated for accounting and ratemaking is deferred.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
	(Unaudited)
Service cost	$26	$25	$78	$76
Interest cost	44	42	132	127
Expected return on plan assets	(61)	(56)	(183)	(169)
Special termination benefits	—	4	—	8
Amortization of prior service cost	4	4	12	12
Amortization of net loss	1	1	3	2
Subtotal	14	20	42	56
Regulatory adjustment – deferred	1	(2)	3	(5)
Total expense recognized	$15	$18	$45	$51

Postretirement Benefits Other Than Pensions

SCE previously disclosed in Note 6 of “Notes to Consolidated Financial Statements” included in its 2006 Annual Report on Form 10-K that it expects to contribute approximately $41 million to its postretirement benefits other than pension plans in 2007. As of September 30, 2007, SCE has made no contributions related to 2006 and $15 million related to 2007 and estimates to make $37 million of additional contributions in the last three months of 2007. Expected contribution funding could vary from anticipated amounts depending on the funded status at year-end and tax-deductible funding limitations.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
	(Unaudited)
Service cost	$10	$11	$30	$35
Interest cost	31	31	93	92
Expected return on plan assets	(30)	(27)	(90)	(81)
Special termination benefits	—	3	—	6
Amortization of prior service credit	(7)	(7)	(21)	(22)
Amortization of net loss	6	12	18	35
Total expense recognized	$10	$23	$30	$65

Stock-Based Compensation

Total stock-based compensation expense (reflected in the caption “Other operation and maintenance” on the consolidated statements of income) was $5 million and $9 million for the three-month periods ended September 30, 2007 and 2006, respectively and $22 million and $23 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The income tax benefit recognized in the consolidated statements of income was $2 million and $3 million for the three-month periods ended September 30, 2007 and 2006, respectively and $7 million and $8 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Total stock-based compensation cost capitalized was $1 million and $2 million for the three-month periods ended September 30, 2007 and 2006 and $4 million for both nine-month periods ended September 30, 2007 and 2006.

Stock Options

A summary of the status of Edison International stock options issued at SCE is as follows:

		Weighted - Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,761,336	$26.78
Granted	913,947	$47.62
Forfeited	(32,943)	$39.94
Exercised	(2,165,160)	$23.03
Outstanding at September 30, 2007	6,477,180	$30.93	6.64
Vested and expected to vest at September 30, 2007	6,188,873	$30.56	6.58	$146,877,428
Exercisable at September 30, 2007	3,210,605	$23.76	5.34	$98,027,797

Stock options granted in 2007 do not accrue dividend equivalents.

The amount of cash used to settle stock options exercised was $7 million and $14 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $111 million and $60 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Cash received from options exercised was $3 million and $8 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $50 million and $31 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The estimated tax benefit from options exercised was $2 million and $3 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $25 million and $11 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Note 5. Commitments and Contingencies

Lease Commitments

SCE entered into new power-purchase contracts during the first nine months of 2007. These additional commitments are currently estimated to be $13 million for the remainder of 2007, $186 million for 2008, $114 million for 2009, $73 million for 2010, $41 million for 2011 and $198 million thereafter.

SCE entered into a new power-purchase contract, classified as an operating lease, during the first nine months of 2007. SCE’s additional operating lease commitments for this new power contract are currently estimated to be $68 million for 2008 and $114 million for each of the years 2009, 2010 and 2011.

SCE executed a power-purchase contract, classified as a capital lease, in June 2007. As of September 30, 2007, the capital lease requires future minimum lease payments of $28 million (approximately $1 million per year) through May 2027. As of September 30, 2007, the executory costs and imputed interest for this capital lease were $11 million and $7 million, respectively.

Other Commitments

SCE entered into service contracts associated with uranium enrichment and fuel fabrication during the first nine months of 2007. As a result, SCE’s additional fuel supply commitments are estimated to be $82 million for the remainder of 2007, zero for 2008, $14 million for 2009, $8 million for 2010, $7 million for 2011 and $40 million thereafter.

Indemnities

Indemnity Provided as Part of the Acquisition of Mountainview

In connection with the acquisition of Mountainview, SCE agreed to indemnify the seller with respect to specific environmental claims related to SCE’s previously owned San Bernardino Generating Station, divested by SCE in 1998 and reacquired as part of the Mountain acquisition. SCE retained certain responsibilities with respect to environmental claims as part of the original divestiture of the station. The aggregate liability for either party to the purchase agreement for damages and other amounts is a maximum of $60 million. This indemnification for environmental liabilities expires on or before March 12, 2033. SCE has not recorded a liability related to this indemnity.

Mountainview Filter Cake Indemnity

Mountainview owns and operates a power plant in Redlands, California. The plant utilizes water from on-site groundwater wells and City of Redlands (City) recycled water for cooling purposes. Unrelated to the operation of the plant, this water contains perchlorate. The pumping of the water removes perchlorate from the aquifer beneath the plant and concentrates it in the plant’s wastewater treatment “filter cake.” Use of this impacted groundwater for cooling purposes was mandated by Mountainview’s California Energy Commission permit. Mountainview has indemnified the City for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City’s solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. SCE has not recorded a liability related to this guarantee.

Other Indemnities

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

As of September 30, 2007, SCE’s recorded estimated minimum liability to remediate its 24 identified sites was $69 million. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $132 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 31 immaterial sites whose total liability ranges from $2 million (the recorded minimum liability) to $7 million.

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

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the 12 months ended September 30, 2007 were $22 million.

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

Federal and State Income Taxes

Edison International remains subject to examination and administrative appeals by the IRS for tax years 1994 –present. Edison International is challenging certain IRS examination adjustments for tax years 1994 – 1999 with the Administrative Appeals branch of the IRS and Edison International is currently under IRS examination for tax years 2000 – 2002. In addition, the statute of limitations remains open for tax years 1986 – 1993 for certain affirmative claims.

The IRS has asserted deficiencies in federal corporate income taxes with respect to tax years 1994 – 1999. Many of the asserted tax deficiencies are timing differences and, therefore, amount ultimately paid (exclusive of penalties), if any, would be deductible on future tax returns of Edison International. In addition, Edison International has also submitted affirmative claims to the IRS and state tax agencies. Any benefits associated with these affirmative claims would be recorded at the earlier of when Edison International believes that the affirmative claim position has a more likely than not probability of being sustained or when a settlement is consummated. Certain affirmative claims have been recorded as part of the implementation of FIN 48.

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

In July 2007, Edison International received a Notice of Proposed Adjustment from the IRS on an affirmative claim position involving the taxability of balancing account over-collections. This issue is addressed as part of the ongoing IRS examinations and administrative appeals process. The tax years affected by this Notice of Proposed Adjustment remain subject to examination and administrative appeals. The cash and earnings impacts of this position are dependent on the ultimate settlement of all issues in these tax years. Edison International expects earnings and cash flows to increase within the range of $70 million to $80 million and $300 million to $325 million, respectively.

In April 2007, Edison International received a Notice of Proposed Adjustment from the California Franchise Tax Board for tax years 2001 and 2002 and is currently protesting the deficiencies asserted. Edison International remains subject to examination by the California Franchise Tax Board for tax years 2003 – present. Edison International is also subject to examination by select state tax authorities, with varying statute of limitations. Some state jurisdictions follow the federal statute for comparable issues.

Edison International continues its efforts to resolve open tax issues through 2002 with the IRS and various State authorities. The timing for resolving these open tax positions is uncertain, but it is reasonably possible that all or some portion of these open tax positions could be resolved in the next 12 months.

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

During the course of the refund proceedings, the FERC ruled that governmental power sellers, like private generators and marketers that sold into the California market, should refund the excessive prices they received during the crisis period. However, in late 2005, the Ninth Circuit ruled in Bonneville Power Admin v. FERC that the FERC does not have authority directly to enforce its refund orders against governmental power sellers. The Court, however, clarified that its decision does not preclude SCE or other parties from pursuing civil claims or refunds against the governmental power sellers. On March 16, 2006, SCE, PG&E and the California Electricity Oversight Board jointly filed suit in federal court against several governmental power sellers, seeking damages based on the reduced prices set by the FERC for transactions during the crisis period. In March 2007, the federal court dismissed this suit concluding that the claims should have been filed in state court. SCE, along with PG&E, the Oversight Board and SDG&E, refiled on April 29, 2007 in the Los Angeles Superior Court. In addition, on March 12, 2007, SCE, PG&E and the Oversight Board filed a similar group of claims in the U.S. Court of Federal Claims against two federal agencies that sold power into California during the energy crisis.

On April 2, 2007, SCE, PG&E, SDG&E, the Oversight Board, the CPUC, and the California Attorney General (the California Parties), in anticipation of the Ninth Circuit remand of its rulings in Bonneville to the FERC for further action, filed pleadings at the FERC requesting that it order the ISO and the PX to complete their calculations of refunds owed to purchasers by all sellers, including governmental sellers. On April 5, 2007, the Ninth Circuit issued the remand of Bonneville to the FERC. On April 17 and 18, 2007, several governmental power sellers filed pleadings at the FERC opposing the California Parties’ request and contending that Bonneville required FERC to order the ISO and PX to immediately return collateral previously deposited by governmental sellers and pay receivables that governmental sellers claim are owed to them.

On October 19, 2007, the FERC issued an order in the Bonneville case, concluding that the Ninth Circuit’s decision required the FERC to vacate its previous orders compelling governmental sellers during the California energy crisis to pay refunds and to release to governmental suppliers the amounts that had been withheld from, as well as collateral posted, from such suppliers for power delivered during the energy crisis. In its order, the FERC also expressly recognized that civil lawsuits against the governmental suppliers could provide an alternative refund remedy for SCE and the other California utilities. It also left open the possibility that a court with jurisdiction over the matter could order the ISO or PX to retain collateral. SCE cannot predict at this time the impact of the FERC’s order or whether SCE may be able to recover any additional refunds from governmental power sellers as a result of the pending lawsuits.

In November 2005, SCE and other parties entered into a settlement agreement with Enron Corporation and a number of its affiliates, most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In 2006, SCE received distributions of approximately $55 million on its allowed bankruptcy claim. In April 2007, SCE received and recorded an additional distribution on its allowed bankruptcy claim of approximately $12 million and 55,465 shares of Portland General Electric Company stock, with an aggregate value of less than $2 million. In October 2007, SCE received an additional distribution on its allowed bankruptcy claim of approximately $10 million. Additional distributions are expected but SCE cannot currently predict the amount or timing of such distributions.

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

System Reliability

In light of the problems uncovered with the PBR mechanisms discussed above, SCE conducted an investigation into the third PBR metric, system reliability for the years 1997 – 2003. SCE received $8 million in reliability incentive awards for the period 1997 – 2000 and applied for a reward of $5 million for 2001. For 2002, SCE’s data indicated that it earned no reward and incurred no penalty. For 2003, based on the application of the PBR mechanism, it would incur a penalty of $3 million and accrued a charge for that amount in 2004. On February 28, 2005, SCE provided its final investigation report to the CPUC concluding that the reliability reporting system was working as intended.

CPUC Investigation

On June 15, 2006, the CPUC instituted a formal investigation to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, employee safety and system reliability portions of PBR. In June 2006, the CPSD of the CPUC issued its report regarding SCE’s PBR program, recommending that the CPUC impose various refunds and penalties on SCE. Subsequently, in September 2006, the CPSD and other intervenors, such as the CPUC’s DRA and The Utility Reform Network, filed testimony on these matters recommending various refunds and penalties be imposed on SCE. In their testimony, the various parties made refund and penalty recommendations that range up to the following amounts: refund or forgo $48 million in rewards for customer satisfaction, impose $70 million penalties for customer satisfaction, refund or forgo $35 million in rewards for employee safety, impose $35 million penalties for employee safety, impose $102 million in statutory penalties, refund $84 million of amounts collected in rates for employee bonuses (“results sharing”), refund $4 million of miscellaneous survey expenses, and require $10 million of new employee safety programs. These recommendations total up to $388 million. On October 16, 2006, SCE filed testimony opposing the various refund and penalty recommendations of the CPSD and other intervenors.

On October 1, 2007, a POD was released ordering SCE to refund $136 million, plus interest, and pay a penalty of $40 million. In addition, the POD requires SCE to forgo an additional $35 million in rewards for which it would have otherwise been eligible. Included in the amount to be refunded or forgone is $48 million related to customer satisfaction rewards, $35 million related to employee safety rewards, and $77 million related to results sharing. The decision requires that the proposed results sharing refund of $77 million (based on year 2000 data) be adjusted for attrition and escalation which increases the result sharing refund to $88 million. After the result sharing adjustment is made, the total amount SCE would be required to refund increases to $136 million, before interest. Interest to date, based on amounts collected for customer satisfaction, safety incentives and results sharing, including escalation and attrition adjustments, would add an additional $26 million to this amount. On October 31, 2007, SCE appealed the POD to the CPUC.

SCE cannot predict the outcome of the appeal. Based on SCE’s proposed refunds, the combined recommendations of the CPSD and other intervenors, as well as the POD, the potential refunds and penalties could range from $52 million up to $388 million. SCE has recorded an accrual at the lower end of this range of potential loss and is accruing interest (approximately $15 million as of September 30, 2007) on collected amounts that SCE has proposed to refund to customers.

The system reliability component of PBR was not addressed in the POD. Pursuant to an earlier order in the case, system reliability incentives will be addressed in a second phase of the proceeding, which commenced with the filing of SCE’s opening testimony in September 2007. In that testimony, SCE confirmed that its PBR system reliability results, which reflected rewards of $13 million for 1997 through 2002 and a penalty of $3 million in 2003 were valid. The CPSD has requested an indefinite suspension of the schedule for the second phase of the proceeding pending resolution of the appeals of the POD. SCE cannot predict the outcome of the second phase.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain transmission service related charges. On March 29, 2007, the FERC issued an order agreeing with SCE’s position that the charges incurred by the ISO were related to voltage support and should be allocated to the scheduling coordinators, rather than to SCE as a transmission owner. The Cities filed a request for rehearing of the FERC’s order on April 27, 2007. On May 25, 2007, the FERC issued a procedural order granting the rehearing application for the limited purpose of allowing the FERC to give it further consideration. In a future order, FERC may deny the rehearing request or grant the requested relief in whole or in part. SCE believes that the most recent substantive FERC order correctly allocates responsibility for these ISO charges. However, SCE cannot provide assurance as to the final outcome of the rehearing. If a subsequent regulatory decision changes the allocation of responsibility for these charges, and SCE is required to pay these charges as a transmission owner, SCE may seek recovery in its reliability service rates. SCE cannot provide any assurance that recovery of these charges in its reliability service rates would be permitted.

Midway-Sunset Cogeneration Company

San Joaquin Energy Company, a wholly owned subsidiary of EME, owns a 50% general partnership interest in Midway-Sunset, which owns a 225 MW cogeneration facility near Fellows, California. Midway-Sunset is a party to several proceedings pending at the FERC because Midway-Sunset was a seller in the PX and ISO markets during 2000 and 2001, both for its own account and on behalf of SCE and PG&E, the utilities to which the majority of Midway-Sunset’s power was contracted for sale. As a seller into the PX and ISO markets, Midway-Sunset is potentially liable for refunds to purchasers in these markets. See discussion above in “FERC Refund Proceedings.”

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

During this period, amounts SCE received from Midway-Sunset were credited to SCE’s customers against power purchase expenses through the ratemaking mechanism in place at that time. SCE believes that any net amounts reimbursed to Midway-Sunset would be recoverable from its customers through current regulatory mechanisms. SCE does not expect any reimbursement to Midway-Sunset to have a material impact on earnings.

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

In April 2004, the District Court denied SCE’s motion for summary judgment and concluded that a 2003 U.S. Supreme Court decision in an ongoing related lawsuit by the Navajo Nation against the U.S. Government did not preclude the Navajo Nation from pursuing its RICO and intentional tort claims. In September 2007, the Federal Circuit reversed the lower court decision on remand in the related lawsuit, finding that the U.S. Government had breached its trust obligation in connection with the setting of the royalty rate for the coal supplied to Mohave. The Federal Circuit decision is potentially subject to further review but it is unknown at this time whether the U.S. Government will pursue such review.

Pursuant to a joint request of the parties, the District Court granted a stay of the action on October 5, 2004 to allow the parties to attempt to negotiate a resolution of the issues associated with Mohave with the assistance of a facilitator. An initial organizational session was held with the facilitator on October 14, 2004 and negotiations are ongoing. On July 28, 2005, the District Court issued an order removing the case from its active calendar, subject to reinstatement at the request of any party. On April 30, 2007, the District Court, in light of the duration of the stay, issued a minute order directing that the parties file a joint status report and recommendation for future proceedings no later than June 1, 2007. In their June 1, 2007 joint status report, the parties advised the District Court of the history and status of their settlement efforts, including the potential for further discussions. Following its receipt of the status report, the District Court continued the stay and directed the parties to file a further joint status report by October 5, 2007. Based on the information presented in the October 5, 2007 joint status report, the District Court directed the parties to file another status report by November 9, 2007, with recommendations for further proceedings.

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

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. A mutual insurance company owned by utilities with nuclear facilities issues these policies. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to $46 million per year. Insurance premiums are charged to operating expense.

Palo Verde Nuclear Generating Station Outage and Inspection

Between December 2005 when Palo Verde Unit 1 returned to service from its refueling and steam generator replacement outage and March 2006, Palo Verde Unit 1 operated at between 25% and 32% power level. The need to operate at a reduced power level was due to the vibration level in one of the unit’s shutdown cooling lines. On March 18, 2006, Arizona Public Service, the operating agent for Palo Verde Unit 1, removed the unit from service in order to resolve the problem. The vibration problem was resolved and Palo Verde Unit 1 was returned to service on July 7, 2006. Incremental replacement power costs incurred during the outage and periods of reduced power operation of approximately $32 million were recovered through the ERRA rate-making mechanism.

The NRC held three special inspections of Palo Verde, between March 2005 and February 2007. A follow-up to the first inspection resulted in a finding that Palo Verde had not established adequate measures to ensure that certain corrective actions were effective to address the root cause of the event. The second recent inspection identified five violations, but none of those resulted in increased NRC scrutiny. The most recent inspection, concerning the failure of an emergency backup generator at Palo Verde Unit 3 identified a violation that, combined with the first inspection finding, will cause the NRC to undertake additional oversight inspections of Palo Verde. In addition, Palo Verde will be required to take additional corrective actions based on the outcome of recently completed surveys of its plant personnel and self-assessments of its programs and procedures. These corrective actions are currently being developed in conjunction with the NRC, and are forecast to be completed by the end of 2007. These corrective actions will increase costs to both Palo Verde and its co-owners, including SCE. SCE cannot calculate the total increase in costs until the corrective actions are finalized, but presently estimates that operation and maintenance costs at Palo Verde will increase by approximately $30 million (nominal) over the three year period 2007 – 2009, including overhead costs. SCE also is unable to estimate how long SCE will continue to incur these costs.

Procurement of Renewable Resources

California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010.

On October 19, 2006, the CPUC issued a decision that, among other things, implemented a “cumulative deficit banking” feature which would carry forward and accumulate annual deficits until the deficit has been satisfied at a later time through actual deliveries of eligible renewable energy and made an accounting determination that defines the annual targets for each year of the renewable portfolio standards program. In March 2007, based on terms of the controlling California statute, in March 2007, SCE successfully challenged the CPUC’s accounting determination of SCE’s annual targets. This change is expected to enable SCE to meet its target for 2007.

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

Scheduling Coordinator Tariff Dispute

Pursuant to the Amended and Restated Exchange Agreement, SCE serves as a scheduling coordinator for the DWP over the ISO-controlled grid. In late 2003, SCE began charging the DWP under a tariff subject to refund for FERC-authorized scheduling coordinator charges incurred by SCE on the DWP’s behalf. The scheduling coordinator charges are billed to the DWP under a FERC tariff that remains subject to dispute. The DWP has paid the amounts billed under protest but requested that the FERC declare that SCE was obligated to serve as the DWP’s scheduling coordinator without charge. The FERC accepted SCE’s tariff for filing, but held that the rates charged to the DWP have not been shown to be just and reasonable and thus made them subject to refund and further review by the FERC. In September 2006, SCE and the DWP agreed to a term sheet that would settle this dispute, among others surrounding the Exchange Agreement. The settlement was approved by the FERC on July 27, 2007 and is expected to be approved by the City of Los Angeles prior to year end 2007. As of September 30, 2007, SCE has an accrued liability of $49 million (including $7 million of interest) representing total charges collected that are subject to refund. Under the settlement terms, SCE would refund to the DWP the scheduling coordinator charges collected, with an offset for contract losses, and will be able to recover the scheduling coordinator charges from all transmission grid customers. In a FERC filing dated October 30, 2007, SCE forecasted that the refund to the DWP for the scheduling coordinator charges under the settlement would be made on January 1, 2008 and would be approximately $20 million. The amount is proposed to be recovered from all transmission grid customers through SCE’s transmission rates on that date.

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

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre. Spent nuclear fuel is stored in the San Onofre Units 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation where all of Unit 1’s spent fuel located at San Onofre and some of Unit 2’s spent fuel is stored. There are now sufficient dry casks and modules available at the independent spent fuel storage installation to meet plant requirements through 2008. SCE, as operating agent, plans to continually load casks on a schedule to maintain full core off-load capability for both units in order to meet the plant requirements until 2022 (the end of the current NRC operating license).

In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed an independent spent fuel storage facility. Arizona Public Service, as operating agent, plans to continually load dry casks on a schedule to maintain full core off-load capability for all three units.

Note 6. Supplemental Cash Flows Information

	Nine Months Ended September 30,
In millions	2007	2006
	(Unaudited)
Cash payments for interest and taxes:
Interest – net of amounts capitalized	$241	$266
Tax payments	14	297
Noncash investing and financing activities:
Details of debt exchange:
Pollution-control bonds redeemed	$—	$(331)
Pollution-control bonds issued	—	331
Details of obligation under capital lease:
Capital lease asset purchased	$(10)	$—
Capital lease obligation issued	10	—
Dividends declared but not paid:
Common Stock	$25	$60
Preferred and Preference stock not subject to mandatory redemption	8	9

Note 7. Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

In millions	September 30, 2007	December 31, 2006
	(Unaudited)
Current:
Regulatory balancing accounts	$99	$128
Rate reduction notes – transition cost deferral	34	219
Direct access procurement charges	—	63
Energy derivatives	100	88
Purchased-power settlements	13	31
Deferred FTR proceeds	27	14
Other	22	11
	295	554
Long-term:
Flow-through taxes – net	1,131	1,023
Unamortized nuclear investment – net	414	435
Nuclear-related asset retirement obligation investment – net	302	317
Unamortized coal plant investment – net	96	102
Unamortized loss on reacquired debt	310	318
SFAS No. 158 pensions and postretirement benefits	306	303
Energy derivatives	100	145
Environmental remediation	66	77
Other	100	98
	2,825	2,818
Total Regulatory Assets	$3,120	$3,372

Deferred FTR proceeds represent the deferral of congestion revenue SCE received as a transmission owner from the annual ISO FTR auction. The deferred FTR proceeds will be recognized through January 2008.

Regulatory liabilities included in the consolidated balance sheets are:

In millions	September 30, 2007	December 31, 2006
	(Unaudited)
Current:
Regulatory balancing accounts	$1,247	$912
Direct access procurement charges	—	63
Energy derivatives	7	7
Deferred FTR costs	62	11
Other	—	7
	1,316	1,000
Long-term:
Asset retirement obligations	865	732
Costs of removal	2,207	2,158
SFAS No. 158 pensions and other postretirement benefits	157	145
Energy derivatives	8	27
Employee benefit plans	78	78
	3,315	3,140
Total Regulatory Liabilities	$4,631	$4,140

Deferred FTR costs represent the deferral of the costs associated with FTRs that SCE purchased during the annual ISO auction process. The FTRs provide SCE with scheduling priority in certain transmission grid congestion areas in the day-ahead market. The FTRs meet the definition of a derivative instrument and are recorded at fair value and marked to market each reporting period. Any fair value change for FTRs is reflected in the deferred FTR costs regulatory liability. The deferred FTR costs are recognized as FTRs are used or expire in various periods through March 2008.

Note 8. Business Segments

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

SCE’s consolidated balance sheet captions impacted by VIE activities are presented below:

In millions	Electric Utility	VIEs	Eliminations	SCE
	(Unaudited)
Balance Sheet Items as of September 30, 2007:
Cash and equivalents	$11	$104	$—	$115
Accounts receivable – net	995	110	(78)	1,027
Inventory	258	14	—	272
Other current assets	111	6	—	117
Nonutility property – net of depreciation	706	298	—	1,004
Other long-term assets	485	4	—	489
Total assets	27,126	536	(78)	27,584
Long-term debt due within one year	218	2	—	220
Accounts payable	834	57	(78)	813
Accrued interest	95	1	—	96
Other current liabilities	592	2	—	594
Asset retirement obligations	2,809	14	—	2,823
Minority interest	1	460	—	461
Total liabilities and shareholders’ equity	$27,126	$536	$(78)	$27,584
Balance Sheet Items as of December 31, 2006:
Cash and equivalents	$5	$78	$—	$83
Accounts receivable – net	893	141	(95)	939
Inventory	218	14	—	232
Other current assets	50	4	—	54
Nonutility property – net of depreciation	727	319	—	1,046
Other long-term assets	481	7	—	488
Total assets	25,642	563	(95)	26,110
Accounts payable	809	142	(95)	856
Other current liabilities	622	2	—	624
Long-term debt	5,117	54	—	5,171
Asset retirement obligations	2,735	14	—	2,749
Minority interest	—	351	—	351
Total liabilities and shareholders’ equity	$25,642	$563	$(95)	$26,110

SCE’s consolidated statements of income, by business segment, are presented below:

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)
Income Statement Items for the Three Months Ended September 30, 2007:
Operating revenue	$3,133	$309	$(228)	$3,214
Fuel	147	163	—	310
Purchased power	1,512	—	(228)	1,284
Provisions for regulatory adjustment clauses—net	(66)	—	—	(66)
Other operation and maintenance	706	20	—	726
Depreciation, decommissioning and amortization	258	9	—	267
Property and other taxes	54	—	—	54
Total operating expenses	2,611	192	(228)	2,575
Operating income	522	117	—	639
Interest income	11	2	—	13
Other nonoperating income	16	13	—	29
Interest expense – net of amounts capitalized	(117)	—	—	(117)
Other nonoperating deductions	(7)	—	—	(7)
Income tax expense	(150)	—	—	(150)
Minority interest	—	(132)	—	(132)
Net income	$275	$—	$—	$275

Income Statement Items for the Three Months Ended September 30, 2006:
Operating revenue	$2,989	$327	$(237)	$3,079
Fuel	113	173	—	286
Purchased power	1,273	—	(237)	1,036
Provisions for regulatory adjustment clauses—net	115	—	—	115
Other operation and maintenance	644	18	—	662
Depreciation, decommissioning and amortization	245	9	—	254
Property and other taxes	53	—	—	53
Total operating expenses	2,443	200	(237)	2,406
Operating income	546	127	—	673
Interest income	14	—	—	14
Other nonoperating income	13	—	—	13
Interest expense – net of amounts capitalized	(98)	—	—	(98)
Other nonoperating deductions	(12)	—	—	(12)
Income tax expense	(187)	—	—	(187)
Minority interest	—	(127)	—	(127)
Net income	$276	$—	$—	$276
*	VIE segment revenue includes sales to the electric utility segment, which are eliminated in revenue and purchased power in the consolidated statements of income.

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)

Income Statement Items for the Nine Months Ended September 30, 2007:
Operating revenue	$7,611	$877	$(591)	$7,897
Fuel	368	536	—	904
Purchased power	3,022	—	(591)	2,431
Provisions for regulatory adjustment clauses—net	189	—	—	189
Other operation and maintenance	1,920	68	—	1,988
Depreciation, decommissioning and amortization	786	27	—	813
Property and other taxes	164	—	—	164
Total operating expenses	6,449	631	(591)	6,489
Operating income	1,162	246	—	1,408
Interest income	32	2	—	34
Other nonoperating income	55	13	—	68
Interest expense – net of amounts capitalized	(330)	—	—	(330)
Other nonoperating deductions	(31)	—	—	(31)
Income tax expense	(263)	—	—	(263)
Minority interest	—	(261)	—	(261)
Net income	$625	$—	$—	$625

Income Statement Items for the Nine Months Ended September 30, 2006:
Operating revenue	$7,524	$899	$(605)	$7,818
Fuel	277	559	—	836
Purchased power	3,424	—	(605)	2,819
Provisions for regulatory adjustment clauses—net	(256)	—	—	(256)
Other operation and maintenance	1,847	69	—	1,916
Depreciation, decommissioning and amortization	779	27	—	806
Property and other taxes	158	—	—	158
Net gain on sale of utility property and plant	(1)	—	—	(1)
Total operating expenses	6,228	655	(605)	6,278
Operating income	1,296	244	—	1,540
Interest income	44	—	—	44
Other nonoperating income	61	—	—	61
Interest expense – net of amounts capitalized	(297)	—	—	(297)
Other nonoperating deductions	(32)	—	—	(32)
Income tax expense	(416)	—	—	(416)
Minority interest	—	(244)	—	(244)
Net income	$656	$—	$—	$656
*	VIE segment revenue includes sales to the electric utility segment, which are eliminated in revenue and purchased power in the consolidated statements of income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operation for the three- and nine-month periods ended September 30, 2007 discusses material changes in the financial condition, results of operations and other developments of SCE since December 31, 2006, and as compared to the three- and nine-month periods ended September 30, 2006. This discussion presumes that the reader has read or has access to SCE’s MD&A for the calendar year 2006 (the year-ended 2006 MD&A), which was included in SCE’s 2006 annual report to shareholders and incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect SCE’s current expectations and projections about future events based on SCE’s knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words “expects,” “believes,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “probable,” “may,” “will,” “could,” “would,” “should,” and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE or its subsidiaries, include, but are not limited to:

•	the ability of SCE to recover its costs in a timely manner from its customers through regulated rates;

•	decisions and other actions by the CPUC, the FERC and other regulatory authorities and delays in regulatory actions;

•	market risks affecting SCE’s energy procurement activities;

•	access to capital markets and the cost of capital;

•	changes in interest rates, rates of inflation;

•	governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market;

•	environmental regulations that could require additional expenditures or otherwise affect the cost and manner of doing business;

•

risks associated with operating nuclear and other power generating facilities, including operating risks, nuclear fuel storage, equipment failure, availability, heat rate, output, and availability and cost of spare parts and repairs;

•	the cost and availability of labor, equipment and materials;

•	the ability to obtain sufficient insurance, including insurance relating to SCE’s nuclear facilities;

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

•	the cost and availability of coal, natural gas, fuel oil, nuclear fuel, and associated transportation;

•	the ability to provide sufficient collateral in support of hedging activities and purchased power and fuel;

•	the risk of counterparty default in hedging transactions or power-purchase and fuel contracts;

•	general political, economic and business conditions;

•	weather conditions, natural disasters and other unforeseen events;

•	changes in the fair value of investments and other assets; and

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

Investigations Regarding Performance Incentives Rewards

On October 1, 2007, a POD was released regarding the investigation into SCE’s incentives claimed under a CPUC-approved PBR mechanism that allowed SCE to earn rewards or penalties for the period of 1997 – 2003 based on its performance in comparison to CPUC-approved standards of customer satisfaction, employee injury and illness reporting, and system reliability. The POD orders SCE to refund incentives already collected and forgo incentives claimed but not collected in the total amount of $160 million, plus interest, and pay a penalty of $40 million. Included in the $160 million to be refunded or forgone is $48 million related to customer satisfaction rewards, $35 million related to employee safety rewards, and $77 million related to amounts collected in rates for employee bonuses (“results sharing”) (which is required to be adjusted for escalation). On October 31, 2007, SCE appealed the POD to the CPUC. See “Regulatory Matters—Investigations Regarding Performance Incentives Rewards” for further discussion.

Energy Efficiency Shareholder Risk/Reward Incentive Mechanism

On September 20, 2007, the CPUC issued a decision that adopted an Energy Efficiency Risk/Reward Incentive mechanism covering two three year periods (2006 – 2008 and 2009 – 2011). The mechanism allows for both incentives and economic penalties based on SCE’s performance toward meeting CPUC goals for energy efficiency. The intent of the mechanism is to elevate the importance of customer energy efficiency programs by allowing utility shareholders to participate in the benefits produced by such programs, ensuring that energy efficiency is viewed as a core part of the utilities’ operations. Both incentives and economic penalties for each three year period are capped at $200 million. Assuming SCE achieves its energy efficiency and net benefit goals of approximately $1.2 billion, the three-year earnings opportunity would be approximately $146 million pre-tax, a portion of which is expected to be collected through rates beginning in 2009. See “Regulatory Matters—Energy Efficiency Shareholder Risk/Reward Incentive Mechanism” for further discussion.

2008 Cost of Capital Proceeding

On May 8, 2007, SCE filed its 2008 cost of capital application requesting a rate-making capital structure of 43% long-term debt, 9% preferred equity and 48% common equity. In addition, SCE requested a cost of long-term debt of 6.20%, cost of preferred equity of 5.98% and a return on common equity of 11.80%. On September 20, 2007, SCE updated its requested cost of long-term debt to 6.22% and its requested cost of preferred equity to 6.01%. SCE expects a decision on the 2008 cost of capital application by the end of 2007.

2009 General Rate Case

On September 19, 2007, the DRA accepted SCE’s modified NOI. SCE expects to file its GRC application in November 2007. A final decision on SCE’s 2009 GRC is expected by December 2008. On July 23, 2007, SCE tendered to the CPUC’s DRA its NOI to file a 2009 GRC application. The NOI indicates that SCE’s GRC application will request a 2009 base rate revenue requirement of $5.19 billion, an increase of approximately $856 million over the projected 2008 authorized base rate revenue requirement. After considering the effects of sales growth and other offsets, SCE’s request would be a $724 million increase over current authorized base rate revenue. If the CPUC approves these requested increases and allocates them to ratepayer groups on a system average percentage change basis, the percentage increases over current base rates and total rates are estimated to be 16.2% and 6.2%, respectively. The requested revenue requirement increase is necessary for SCE to build facilities to serve new customers, reinforce its system to accommodate customer load growth, replace aging infrastructure, meet regulatory requirements in generation and electricity procurement, fund increased operations and maintenance costs, and provide for increased costs to recruit, train, and retain employees in light of anticipated retirements. The NOI also identifies that SCE’s application will propose a post-test year ratemaking mechanism which would result in 2010 and 2011 base rate revenue requirement increases, net of sales growth, of $251 million and $285 million, respectively, for the same reasons. SCE will also be requesting in its application that Mountainview be included in utility rate base and its operating costs be recovered through the 2009 GRC revenue requirement rather than the current structure under which SCE recovers Mountainview generating costs through a power purchase agreement. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or precisely when a final decision will be adopted.

EdisonSmartConnecttm

SCE’s EdisonSmartConnecttm project involves installing state-of-the-art “smart” meters in approximately 5.3 million households and small businesses through its service territory. The development of this advanced metering infrastructure is expected to be accomplished in three phases: the initial design phase to develop the new generation of advanced metering systems (Phase I), which was completed in 2006; the pre-deployment phase (Phase II) to field test and select EdisonSmartConnecttm technologies, select the deployment vendor and finalize the EdisonSmartConnecttm business case for full deployment, which is being conducted during 2007; and the final deployment phase (Phase III), which is expected to begin in 2008 and be completed in 2012. The total cost for this project is estimated to be $1.7 billion of which $1.3 billion is estimated to be capitalized and included in utility rate base.

On July 26, 2007, the CPUC approved $45 million for Phase II of this project. SCE filed its Phase III application on July 31, 2007, requesting CPUC authorization to deploy EdisonSmartConnecttm meters to all residential and small business customers under 200 kW over a five-year period beginning in 2008. SCE expects a decision on the Phase III application by July 2008.

Peaker Plant Generation Projects

On August 15, 2006, the CPUC issued a ruling addressing electric reliability needs in Southern California for the summer of 2007 and directing, among other things, that SCE pursue new utility-owned peaker generation (which would be available on notice during peak demand periods) that would be online by August 2007. SCE completed the construction of and placed online four combustion turbine peaker plants in August 2007, each with a capacity of approximately 45 MW. SCE continues to pursue permitting for the construction of a fifth project. See “Regulatory Matters—Peaker Plant Generation Projects” for further discussion.

LIQUIDITY

Overview

As of September 30, 2007, SCE had cash and equivalents of $115 million ($104 million of which was held by SCE’s consolidated VIEs). As of September 30, 2007, long-term debt, including current maturities of long-term debt, was $5.3 billion. On February 23, 2007, SCE amended its credit facility, increasing the amount of borrowing capacity to $2.5 billion, extending the maturity to February 2012 and removing the first mortgage bond security pledge. As a result of removing the first mortgage bond security, the credit facility’s pricing changed to an unsecured basis per the terms of the credit facility agreement. At September 30, 2007, the credit facility supported $200 million in letters of credit, leaving $2.3 billion available for liquidity purposes.

SCE’s estimated cash outflows during the 12-month period following September 30, 2007 are expected to consist of:

•

Debt maturities of approximately $220 million, including $68 million of rate reduction notes that have a separate nonbypassable recovery mechanism approved by state legislation and CPUC decisions. The rate reduction notes are scheduled to be paid off in December 2007 and the nonbypassable rates being charged to customers are expected to cease as of January 1, 2008;

•

Projected capital expenditures of $830 million remaining for 2007 primarily to replace and expand distribution and transmission infrastructure and construct and replace major components of generation assets (see “—Capital Expenditures” below);

•

Dividend payments to SCE’s parent company. The Board of Directors of SCE declared a $60 million dividend to Edison International which was paid in January 2007 and quarterly dividends of $25 million which were paid in April 2007, July 2007, and October 2007;

•	Fuel and procurement-related costs (see “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings”); and

•	General operating expenses.

SCE expects to meet its continuing obligations, including cash outflows for operating expenses, including power-procurement, through cash and equivalents on hand, operating cash flows and short-term borrowings. Projected capital expenditures are expected to be financed through operating cash flows and the issuance of short-term and long-term debt and preferred equity.

SCE’s liquidity may be affected by, among other things, matters described in “Regulatory Matters” and “Commitments and Indemnities.”

Capital Expenditures

As discussed under the heading “Liquidity—Capital Expenditures” in the year-ended 2006 MD&A, SCE is experiencing significant growth in actual and planned capital expenditures to replace and expand and construct its distribution and transmission infrastructure, and to construct and replace major components of generation assets. SCE’s 2007 through 2011 capital investment plan includes total capital spending of up to $17.3 billion. During the nine-month period ended September 30, 2007, SCE spent $1.54 billion in capital expenditures related to its 2007 capital plan.

Credit Ratings

At September 30, 2007, SCE’s credit ratings were as follows:

	Moody’s Rating	S&P Rating	Fitch Rating
Long-term senior secured debt	A2	A	A+
Short-term (commercial paper)	P-2	A-2	F-1

On September 6, 2007, S&P raised SCE’s credit rating for long-term senior secured debt to A from BBB+. SCE cannot provide assurance that its current credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be changed. These credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

Dividend Restrictions and Debt Covenants

The CPUC regulates SCE’s capital structure and limits the dividends it may pay Edison International. In SCE’s most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE determines compliance with this capital structure based on a 13-month weighted-average calculation. At September 30, 2007, SCE’s 13-month weighted-average common equity component of total capitalization was 50.18%. At September 30, 2007, SCE had the capacity to pay $260 million in additional dividends based on the 13-month weighted-average method. However, based on recorded September 30, 2007 balances, SCE’s common equity to total capitalization ratio (as adjusted for rate-making purposes) was 51.58%. SCE had the capacity to pay $427 million of additional dividends to Edison International based on September 30, 2007 recorded balances.

SCE has a debt covenant in its credit facility that requires a debt to total capitalization ratio of less than or equal to 0.65 to 1 to be met. At September 30, 2007, SCE’s debt to total capitalization ratio was 0.43 to 1.

Margin and Collateral Deposits

SCE has entered into certain margining agreements for power and gas trading activities in support of its procurement plan as approved by the CPUC. SCE’s margin deposit requirements under these agreements can vary depending upon the level of unsecured credit extended by counterparties and brokers, changes in market prices relative to contractual commitments, and other factors. At September 30, 2007, SCE had a net deposit of $195 million (consisting of $35 million in cash and reflected in “Margin and collateral deposits” on the consolidated balance sheet and $160 million in letters of credit) with counterparties. In addition, SCE has deposited $51 million (consisting of $11 million in cash and reflected in “Margin and collateral deposits” on the consolidated balance sheet and $40 million in letters of credit) with other brokers. Cash deposits with brokers and counterparties earn interest at various rates.

CURRENT REGULATORY DEVELOPMENTS

This section of the MD&A describes significant regulatory issues that may impact SCE’s financial condition or results of operations.

Impact of Regulatory Matters on Customer Rates

SCE is concerned about high customer rates, which were a contributing factor that led to the deregulation of the electric services industry during the mid-1990s. On January 1, 2007, SCE’s bundled service system average rate was 14.5¢ per-kWh (including 3.1¢ per-kWh related to CDWR which is not recognized as revenue by SCE). On February 14, 2007, SCE’s system average rate decreased to 13.9¢-per-kWh (including 3.0¢ per-kWh related to CDWR) mainly as the result of projected lower natural gas prices in 2007, as well as the refund of overcollections in the ERRA balancing account that occurred in 2006 from lower than expected natural gas prices and higher than expected summer 2006 kWh sales (see “—Energy Resource Recovery Account Proceedings” below). In addition, the rate change incorporates the redesign of SCE’s tiered rate structure resulting in a decrease of rates in the higher tiers for residential customers and collection of the residential rate increase deferral discussed in the year-ended 2006 MD&A under the heading “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates.”

On August 1, 2007, SCE filed its 2008 ERRA forecast application in which it forecasts an ERRA revenue requirement of $4.3 billion, an increase of $515 million over SCE’s adopted 2007 ERRA revenue requirement. In addition, SCE requested to consolidate other rate changes authorized by the CPUC with this ERRA revenue requirement increase effective on or soon after January 1, 2008. SCE estimated an increase of $528 million in its total system 2008 consolidated revenue requirement when combining the ERRA revenue requirement increase with all other estimated CPUC-authorized revenue requirement changes. After taking estimated 2008 sales growth into account, SCE estimates a total system revenue increase of $447 million. Implementation of the increased consolidated revenue requirement, as requested, would increase the bundled service system average rate from the current system average rate of 13.9¢ per-kWh (including 3.0¢ per- kWh related to CDWR) to 14.4¢ per-kWh (including 3.1¢ per-kWh related to CDWR), an increase of 3.6%. SCE will revise its requested 2008 ERRA revenue requirement November 2007. Based on SCE’s current ERRA balancing account overcollection, and anticipated lower 2008 power and gas prices, SCE expects the 2008 ERRA revenue requirement and bundled system average rate to decrease from its original forecast of 14.4¢ per-kWh filed in August 2007.

Energy Efficiency Shareholder Risk/Reward Incentive Mechanism

On September 20, 2007, the CPUC issued a decision that adopted an Energy Efficiency Risk/Reward Incentive mechanism. The CPUC will review the operation of the mechanism over two three year program periods (2006 – 2008 and 2009 – 2011) to determine if any modifications to the mechanism are warranted for the 2012 – 2014 program period. SCE has the opportunity to earn an incentive of 9% of the value of the total energy efficiency savings if it achieves between 85% and 100% of its energy efficiency goals for the cumulative three year period and can earn 12% of the value of the energy efficiency savings if 100% or greater of its goals are achieved. Economic penalties would be imposed in the event the utility achieves 65% or less of its goals. The mechanism also establishes a deadband between 65% and 85% of energy efficiency goals, where no economic penalty or incentive would be earned. The mechanism allows for collection of 70% of the first two years (2006 – 2007) progress in customer rates, beginning in 2009; 70% of the next year’s (2008) progress in 2010 and collection of a final true-up payment for the remaining 30%, as adjusted for actual performance in 2011. SCE is scheduled to file advice filings in September of each year requesting recovery of the progress payments in accordance with the mechanism. SCE expects it will recognize earnings in the amount of the progress payments upon CPUC acceptance of its filing, expected in the fourth quarter of each year. On October 31, 2007, SCE and the other California utilities filed a joint petition for modification which would allow the utilities to retain the first and second progress payments as long as the utilities meet a minimum of 65% of the anticipated goals. If the utilities fall below the 65% level, the progress payments would need to be refunded and penalties would be incurred. In the event SCE reaches 100% of its goals for the 2006 – 2008 period, the approximate incentive would be $146 million pre-tax in total for the three year period. SCE currently estimates it will meet 100% of its energy efficiency goals. In the event SCE reaches 65% or less of its goals for the 2006 – 2008 period, the approximate penalty could range between $58 million to $200 million for the three year period, depending on SCE’s performance against its energy efficiency goals.

FERC Petition for Transmission Incentives

On May 18, 2007, SCE filed a petition seeking incentives for three of its largest proposed transmission projects: Devers-Palo Verde II (“DPV2”) (a high voltage (500 kV) transmission line from Devers substation near Palm Springs, California to a new substation near Palo Verde, west of Phoenix), the Tehachapi Transmission Project (“Tehachapi”) (an eleven transmission line segments and associated substations project to interconnect renewable generation projects near the Tehachapi and Big Creek area), and the Rancho Vista Substation project (“Rancho Vista”) (a proposed new 500kV substation in the City of Rancho Cucamonga). In its petition, SCE requested a higher return on equity on SCE’s entire transmission rate base in SCE’s next FERC transmission rate case and an additional increase for these three projects upon approval of SCE’s incentive filing. In addition, the petition requests to include in rate base 100% of prudently-incurred capital expenditures during the construction of all three projects and 100% recovery of prudently-incurred abandoned plant costs for DPV2 and Tehachapi, if either or both of these projects are cancelled due to factors beyond SCE’s control. A FERC ruling on the petition is likely to be issued before year-end 2007.

The Tehachapi and Rancho Vista projects are proceeding as anticipated. However, despite SCE having obtained approvals for the DPV2 project from the CPUC and other Arizona governmental agencies, by a decision dated June 6, 2007 the Arizona Corporation Commission (ACC) denied approval of the DPV2 project. SCE’s application for rehearing and reconsideration was subsequently denied due to inaction by the ACC. SCE filed an appeal of the ACC’s decision with the Maricopa County Superior Court on August 31, 2007 and agreed to a stay of the appeal until March 2008 in order to allow it to explore potential options with the Arizona stakeholders, including the ACC. SCE continues to evaluate its options, which include filing a new application with the ACC and building the project in various phases. As of September 30, 2007, SCE has spent approximately $29 million on this project. SCE expects to fully recover its costs from this project, but cannot predict the outcome of regulatory proceedings.

Energy Resource Recovery Account Proceedings

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings” in the year-ended 2006 MD&A, the ERRA is the balancing account mechanism to track and ensure recovery of SCE’s fuel and power procurement-related costs. At December 31, 2006, the ERRA was overcollected by $526 million, which was 13.2% of SCE’s prior year’s generation revenue. On January 25, 2007, the CPUC approved SCE’s request to reduce the 2007 ERRA revenue requirement by $630 million. The CPUC also authorized SCE to consolidate the decreased ERRA revenue requirement with the authorized revenue requirement changes in other SCE proceedings resulting in lower rate levels implemented in February 2007. See “—Impact of Regulatory Matters on Customer Rates” above for further discussion. At September 30, 2007, the ERRA was overcollected by $557 million. SCE had anticipated this overcollection to decrease during 2007, based on the reduced ERRA revenue requirement approved by the CPUC on January 25, 2007. However, due to the impact of lower gas prices, as compared to forecast, and higher revenue resulting from warmer weather, SCE’s ERRA overcollection balance began to increase in August 2007. SCE will notify the CPUC that the 2007 ERRA overcollection has exceeded 5% of SCE’s generation revenue from the prior year and will propose to include the refund of the ERRA overcollection in the planned rate change on January 1, 2008 or soon thereafter. The 2008 ERRA revenue requirement will be updated in November 2007 to reflect the latest ERRA overcollection balance as discussed above in “—Impact of Regulatory Matters on Customer Rates.”

ISO Disputed Charges

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—ISO Disputed Charges” in the year-ended 2006 MD&A, on April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain transmission service related charges. On March 29, 2007, the FERC issued an order agreeing with SCE’s position that the charges incurred by the ISO were related to voltage support and should be allocated to the scheduling coordinators, rather than to SCE as a transmission owner. The Cities filed a request for rehearing of the FERC’s order on April 27, 2007. On May 25, 2007, the FERC issued a procedural order granting the rehearing application for the limited purpose of allowing the FERC to give it further consideration. In a future order, FERC may deny the rehearing request or grant the requested relief in whole or in part. SCE believes that the most recent substantive FERC order correctly allocates responsibility for these ISO charges. However, SCE cannot provide assurance as to the final outcome of the rehearing. If a subsequent regulatory decision changes the allocation of responsibility for these charges, and SCE is required to pay these charges as a transmission owner, SCE may seek recovery in its reliability service rates. SCE cannot provide any assurance that recovery of these charges in its reliability service rates would be permitted.

Peaker Plant Generation Projects

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Peaker Plant Generation Projects” in the year-ended 2006 MD&A, SCE pursued construction of five combustion turbine peaker plants. In August 2007, four of these peaker plants were placed online and were dispatched in August to help meet peak customer demands. SCE continues to pursue the construction of the fifth project, but the required construction permit has been denied by the City of Oxnard. SCE believes the permit denial to be without merit and has appealed this denial to the Coastal Commission and expects a decision in the first quarter of 2008. However, SCE cannot predict the outcome of the proceeding nor estimate the impact of a delayed permit issuance on the project’s construction schedule. SCE believes that the peaker plants will help meet electric reliability needs, notwithstanding the delay encountered by the fifth project. SCE has revised its budget for all five projects from its original estimate of $250 million to approximately $300 million. As of September 30, 2007, SCE has spent or firmly committed approximately $280 million in costs for all five projects. SCE expects to fully recover its costs from these projects, but cannot predict the outcome of regulatory proceedings.

Procurement of Renewable Resources

California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010.

On October 19, 2006, the CPUC issued a decision that, among other things, implemented a “cumulative deficit banking” feature which would carry forward and accumulate annual deficits until the deficit has been satisfied at a later time through actual deliveries of eligible renewable energy and made an accounting determination that defines the annual targets for each year of the renewable portfolio standards program. In March 2007, based on terms of the controlling California statute, SCE successfully challenged the CPUC’s accounting determination of SCE’s annual targets. This change is expected to enable SCE to meet its target for 2007.

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

Scheduling Coordinator Tariff Dispute

Pursuant to the Amended and Restated Exchange Agreement, SCE serves as a scheduling coordinator for the DWP over the ISO-controlled grid. In late 2003, SCE began charging the DWP under a tariff subject to refund for FERC-authorized scheduling coordinator charges incurred by SCE on the DWP’s behalf. The scheduling coordinator charges are billed to the DWP under a FERC tariff that remains subject to dispute. The DWP has paid the amounts billed under protest but requested that the FERC declare that SCE was obligated to serve as the DWP’s scheduling coordinator without charge. The FERC accepted SCE’s tariff for filing, but held that the rates charged to the DWP have not been shown to be just and reasonable and thus made them subject to refund and further review by the FERC. In September 2006, SCE and the DWP agreed to a term sheet that would settle this dispute, among others surrounding the Exchange Agreement. The settlement was approved by the FERC on July 27, 2007 and is expected to be approved by the City of Los Angeles prior to year end 2007. As of September 30, 2007, SCE has an accrued liability of $49 million (including $7 million of interest) representing total charges collected that are subject to refund. Under the settlement terms, SCE would refund to the DWP the scheduling coordinator charges collected, with an offset for contract losses, and will be able to recover the scheduling coordinator charges from all transmission grid customers. In a FERC filing dated October 30, 2007, SCE forecasted that the refund to the DWP for the scheduling coordinator charges under the settlement would be made on January 1, 2008 and would be approximately $20 million. The amount is proposed to be recovered from all transmission grid customers through SCE’s transmission rates on that date.

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

During the course of the refund proceedings, the FERC ruled that governmental power sellers, like private generators and marketers that sold into the California market, should refund the excessive prices they received during the crisis period. However, in late 2005, the Ninth Circuit ruled in Bonneville Power Admin v. FERC that the FERC does not have authority directly to enforce its refund orders against governmental power sellers. The Court, however, clarified that its decision does not preclude SCE or other parties from pursuing civil claims or refunds against the governmental power sellers. On March 16, 2006, SCE, PG&E and the California Electricity Oversight Board jointly filed suit in federal court against several governmental power sellers, seeking damages based on the reduced prices set by the FERC for transactions during the crisis period. In March 2007, the federal court dismissed this suit concluding that the claims should have been filed in state court. SCE, along with PG&E, the Oversight Board and SDG&E, refiled on April 29, 2007 in the Los Angeles Superior Court. In addition, on March 12, 2007, SCE, PG&E and the Oversight Board filed a similar group of claims in the U.S. Court of Federal Claims against two federal agencies that sold power into California during the energy crisis.

On April 2, 2007, SCE, PG&E, SDG&E, the Oversight Board, the CPUC, and the California Attorney General (the California Parties), in anticipation of the Ninth Circuit remand of its rulings in Bonneville to the FERC for further action, filed pleadings at the FERC requesting that it order the ISO and the PX to complete their calculations of refunds owed to purchasers by all sellers, including governmental sellers. On April 5, 2007, the Ninth Circuit issued the remand of Bonneville to the FERC. On April 17 and 18, 2007, several governmental power sellers filed pleadings at the FERC opposing the California Parties’ request and contending that

Bonneville required FERC to order the ISO and PX to immediately return collateral previously deposited by governmental sellers and pay receivables that governmental sellers claim are owed to them.

On October 19, 2007, the FERC issued an order in the Bonneville case, concluding that the Ninth Circuit’s decision required the FERC to vacate its previous orders compelling governmental sellers during the California energy crisis to pay refunds and to release to governmental suppliers the amounts that had been withheld from, as well as collateral posted, from such suppliers for power delivered during the energy crisis. In its order, the FERC also expressly recognized that civil lawsuits against the governmental suppliers could provide an alternative refund remedy for SCE and the other California utilities. It also left open the possibility that a court with jurisdiction over the matter could order the ISO or PX to retain collateral. SCE cannot predict at this time the impact of the FERC’s order or whether SCE may be able to recover any additional refunds from governmental power sellers as a result of the pending lawsuits.

In November 2005, SCE and other parties entered into a settlement agreement with Enron Corporation and a number of its affiliates, most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In 2006, SCE received distributions of approximately $55 million on its allowed bankruptcy claim. In April 2007, SCE received and recorded an additional distribution on its allowed bankruptcy claim of approximately $12 million and 55,465 shares of Portland General Electric Company stock, with an aggregate value of less than $2 million. In October 2007, SCE received an additional distribution on its allowed bankruptcy claim of approximately $10 million. Additional distributions are expected but SCE cannot currently predict the amount or timing of such distributions.

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

System Reliability

In light of the problems uncovered with the PBR mechanisms discussed above, SCE conducted an investigation into the third PBR metric, system reliability for the years 1997 – 2003. SCE received $8 million in reliability incentive awards for the period 1997-2000 and applied for a reward of $5 million for 2001. For 2002, SCE’s data indicated that it earned no reward and incurred no penalty. For 2003, based on the application of the PBR mechanism, it would incur a penalty of $3 million and accrued a charge for that amount in 2004. On February 28, 2005, SCE provided its final investigation report to the CPUC concluding that the reliability reporting system was working as intended.

CPUC Investigation

On June 15, 2006, the CPUC instituted a formal investigation to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, employee safety and system reliability portions of PBR. In June 2006, the CPSD of the CPUC issued its report regarding SCE’s PBR program, recommending that the CPUC impose various refunds and penalties on SCE. Subsequently, in September 2006, the CPSD and other intervenors, such as the CPUC’s DRA and The Utility Reform Network, filed testimony on these matters recommending various refunds and penalties be imposed on SCE. In their testimony, the various parties made refund and penalty recommendations that range up to the following amounts: refund or forgo $48 million in rewards for customer satisfaction, impose $70 million penalties for customer satisfaction, refund or forgo $35 million in rewards for employee safety, impose $35 million penalties for employee safety, impose $102 million in statutory penalties, refund $84 million of results sharing, refund $4 million of miscellaneous survey expenses, and require $10 million of new employee safety programs. These recommendations total up to $388 million. On October 16, 2006, SCE filed testimony opposing the various refund and penalty recommendations of the CPSD and other intervenors.

On October 1, 2007, a POD was released ordering SCE to refund $136 million, plus interest, and pay a penalty of $40 million. In addition, the POD requires SCE to forgo an additional $35 million in rewards for which it would have otherwise been eligible. Included in the amount to be refunded or forgone is $48 million related to customer satisfaction rewards, $35 million related to employee safety rewards, and $77 million related to results sharing. The decision requires that the proposed results sharing refund of $77 million (based on year 2000 data) be adjusted for attrition and escalation which increases the result sharing refund to $88 million. After the result sharing adjustment is made, the total amount SCE would be required to refund increases to $136 million, before interest. Interest to date, based on amounts collected for customer satisfaction, safety incentives and results sharing, including escalation and attrition adjustments, would add an additional $26 million to this amount. On October 31, 2007, SCE appealed the POD’s to the CPUC.

SCE cannot predict the outcome of the appeal. Based on SCE’s proposed refunds, the combined recommendations of the CPSD and other intervenors, as well as the POD, the potential refunds and penalties could range from $52 million up to $388 million. SCE has recorded an accrual at the lower end of this range of potential loss and is accruing interest (approximately $15 million as of September 30, 2007) on collected amounts that SCE has proposed to refund to customers.

The system reliability component of PBR was not addressed in the POD. Pursuant to an earlier order in the case, system reliability incentives will be addressed in a second phase of the proceeding, which commenced with the filing of SCE’s opening testimony in September 2007. In that testimony, SCE confirmed that its PBR system reliability results, which reflected rewards of $13 million for 1997 through 2002 and a penalty of $3 million in 2003 were valid. The CPSD has requested an indefinite suspension of the schedule for the second phase of the proceeding pending resolution of the appeals of the POD. SCE cannot predict the outcome of the second phase.

Palo Verde Nuclear Generating Station Outage and Inspection

Between December 2005 when Palo Verde Unit 1 returned to service from its refueling and steam generator replacement outage and March 2006, Palo Verde Unit 1 operated at between 25% and 32% power level. The need to operate at a reduced power level was due to the vibration level in one of the unit’s shutdown cooling lines. On March 18, 2006, Arizona Public Service, the operating agent for Palo Verde Unit 1, removed the unit from service in order to resolve the problem. The vibration problem was resolved and Palo Verde Unit 1 was returned to service on July 7, 2006. Incremental replacement power costs incurred during the outage and periods of reduced power operation of approximately $32 million were recovered through the ERRA rate-making mechanism.

The NRC held three special inspections of Palo Verde, between March 2005 and February 2007. A follow-up to the first inspection resulted in a finding that Palo Verde had not established adequate measures to ensure that certain corrective actions were effective to address the root cause of the event. The second recent inspection identified five violations, but none of those resulted in increased NRC scrutiny. The most recent inspection, concerning the failure of an emergency backup generator at Palo Verde Unit 3 identified a violation that, combined with the first inspection finding, will cause the NRC to undertake additional oversight inspections of Palo Verde. In addition, Palo Verde will be required to take additional corrective actions based on the outcome of recently completed surveys of its plant personnel and self-assessments of its programs and procedures. These corrective actions are currently being developed in conjunction with the NRC, and are forecast to be completed by the end of 2007. These corrective actions will increase costs to both Palo Verde and its co-owners, including SCE. SCE cannot calculate the total increase in costs until the corrective actions are finalized, but presently estimates that operation and maintenance costs at Palo Verde will increase by approximately $30 million (nominal) over the three year period 2007 – 2009, including overhead costs. SCE also is unable to estimate how long SCE will continue to incur these costs.

Market Redesign Technical Upgrade

In early 2006, the ISO began a program to redesign and upgrade the wholesale energy market across ISO’s controlled grid, known as the MRTU. The programs under the MRTU initiative are designed to implement market improvements to assure grid reliability, more efficient and cost-effective use of resources, and to create technology upgrades that would strengthen the entire ISO computer system. The redesigned California energy market under the MRTU is expected to include the following new features, among others, which are not part of the current ISO real-time only market:

•	An integrated forward market for energy, ancillary services and congestion management that operates on a day-ahead basis;

•	Congestion management that represents all network transmission constraints;

•	CRRs to allow market participants to manage their costs of transmission congestion (see “Market Risk Exposures—Commodity Price Risk” for further discussion);

•	Local energy prices by price nodes (approximately 3,000 nodes in total), also known as locational marginal pricing; and

•	New market rules and penalties to prevent gaming and illegal manipulation of the market as well as modifications to certain existing market rules.

The MRTU is scheduled for implementation on March 31, 2008. Power will be scheduled on a nodal basis, rather than the current zonal system, which will aid in grid reliability and congestion management. Furthermore, the MRTU will incorporate the CPUC’s resource adequacy requirements to ensure that there are adequate energy resources in critical areas. The MRTU will not affect how costs are recovered through rates. SCE continues to work with the ISO to develop the MRTU.

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

Climate Change

In September 2006, California’s Governor Schwarzenegger signed two bills into law regarding GHG emissions. The first, known as AB 32 or the California Global Warming Solutions Act of 2006, establishes a comprehensive program of regulatory and market mechanisms to achieve reductions of GHG emissions. AB 32 requires the CARB to develop regulations and market mechanisms targeted to reduce California’s GHG emissions to 1990 levels by 2020. CARB’s mandatory program will take effect commencing in 2012 and will implement incremental reductions so that GHG emissions will be reduced to 1990 levels by 2020. In addition, AB 32 requires the CARB to adopt regulations to require the reporting and verification of statewide GHG emissions. See “—GHG Reporting/Tracking Regulations” for further discussion. The second bill, known as SB 1368, relates specifically to power generation and requires the CPUC and the CEC to adopt GHG performance standards for investor owned and publicly owned utilities, respectively, for long-term procurement of electricity. The standards must equal the performance of a combined-cycle gas turbine generator. The CPUC adopted such a standard on January 25, 2007 (which limits emissions to 1,100 pounds of carbon dioxide per MWh). On August 29, 2007, the CEC adopted regulations pursuant to SB 1368 establishing and implementing a GHG EPS for baseload generation of local publicly owned electric utilities.

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

GHG Reporting/Tracking Regulations

AB 32 requires the CARB to adopt regulations to require the reporting and verification of statewide GHG emissions on or before January 1, 2008. In September 2007, the CPUC and the CEC approved a joint decision recommending that the CARB adopt the proposed GHG emissions reporting and verification protocol for the electricity sector that was set forth in the joint decision. The CPUC’s and CEC’s proposed reporting and verification protocol includes specific GHG emissions reporting requirements for retail providers and marketers in the electricity sector, and would be applicable to SCE. The CARB issues its own proposed regulations for the reporting of GHG emissions (including the reporting of GHG emissions for the electricity sector) on October 19, 2007 for public comment. The CARB will consider the adoption of such proposed regulations at its December 6-7, 2007 meeting. SCE cannot estimate its total cost of compliance with the CARB’s reporting regulations until the final regulations are adopted.

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

As of September 30, 2007, SCE’s recorded estimated minimum liability to remediate its 24 identified sites was $69 million. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $132 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 31 immaterial sites whose total liability ranges from $2 million (the recorded minimum liability) to $7 million.

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

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the 12 months ended September 30, 2007 were $22 million.

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

Enterprise-Wide Software System Project

Progress continued during the first nine months of 2007 on preparation for the installation of an enterprise resources planning application from SAP. SCE is scheduled to implement financial, procurement, material management, work management and human resources systems in mid-2008.

Federal and State Income Taxes

Edison International remains subject to examination and administrative appeals by the IRS for tax years 1994 –present. Edison International is challenging certain IRS examination adjustments for tax years 1994 – 1999 with the Administrative Appeals branch of the IRS and Edison International is currently under IRS examination for tax years 2000 – 2002. In addition, the statute of limitations remains open for tax years 1986 – 1993 for certain affirmative claims.

The IRS has asserted deficiencies in federal corporate income taxes with respect to tax years 1994 – 1999. Many of the asserted tax deficiencies are timing differences and, therefore, amount ultimately paid (exclusive of penalties), if any, would be deductible on future tax returns of Edison International. In addition, Edison International has also submitted affirmative claims to the IRS and state tax agencies. Any benefits associated with these affirmative claims would be recorded at the earlier of when Edison International believes that the affirmative claim position has a more likely than not probability of being sustained or when a settlement is consummated. Certain affirmative claims have been recorded as part of the implementation of FIN 48.

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

In July 2007, Edison International received a Notice of Proposed Adjustment from the IRS on an affirmative claim position involving the taxability of balancing account over-collections. This issue is addressed as part of the ongoing IRS examinations and administrative appeals process. The tax years affected by this Notice of Proposed Adjustment remain subject to examination and administrative appeals. The cash and earnings impacts of this position are dependent on the ultimate settlement of all issues in these tax years. Edison International expects earnings and cash flows to increase within the range of $70 million to $80 million and $300 million to $325 million, respectively.

In April 2007, Edison International received a Notice of Proposed Adjustment from the California Franchise Tax Board for tax years 2001 and 2002. In June 2007, Edison International filed its protest to deficiencies asserted in the April 2007 Notice of Proposed Adjustment. Edison International remains subject to examination by the California Franchise Tax Board for tax years 2003 – present. Edison International is also subject to examination by select state tax authorities, with varying statute of limitations. Some state jurisdictions follow the federal statute for comparable issues.

Edison International continues its efforts to resolve open tax issues through 2002 with the IRS and various State authorities. The timing for resolving these open tax positions is uncertain, but it is reasonably possible that all or some portion of these open tax positions could be resolved in the next 12 months.

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

In April 2004, the District Court denied SCE’s motion for summary judgment and concluded that a 2003 U.S. Supreme Court decision in an ongoing related lawsuit by the Navajo Nation against the U.S. Government did not preclude the Navajo Nation from pursuing its RICO and intentional tort claims. In September 2007, the Federal Circuit reversed the lower court decision on remand in the related lawsuit, finding that the U.S. Government had breached its trust obligation in connection with the setting of the royalty rate for the coal supplied to Mohave. The Federal Circuit decision is potentially subject to further review but it is unknown at this time whether the U.S. Government will pursue such review.

Pursuant to a joint request of the parties, the District Court granted a stay of the action on October 5, 2004 to allow the parties to attempt to negotiate a resolution of the issues associated with Mohave with the assistance of a facilitator. An initial organizational session was held with the facilitator on October 14, 2004 and negotiations are ongoing. On July 28, 2005, the District Court issued an order removing the case from its active calendar, subject to reinstatement at the request of any party. On April 30, 2007, the District Court, in light of the duration of the stay, issued a minute order directing that the parties file a joint status report and recommendation for future proceedings no later than June 1, 2007. In their June 1, 2007 joint status report, the parties advised the District Court of the history and status of their settlement efforts, including the potential for further discussions. Following its receipt of the status report, the District Court continued the stay and directed the parties to file a further joint status report by October 5, 2007. Based on the information presented in the October 5, 2007 joint status report, the District Court directed the parties to file another status report by November 9, 2007, with recommendations for further proceedings.

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

In September 2007, the ISO allocated CRRs to SCE which will entitle SCE to receive (or pay) the value of transmission congestion at specific locations. These rights will act as an economic hedge against transmission congestion costs in the MRTU environment which is expected to be operational March 31, 2008. The CRRs meet the definition of a derivative under FAS 133. There is insufficient evidence of a measurement date, and no quoted market prices given that MRTU is not yet implemented. As a result, as of September 30, 2007, the CRRs had no value.

SCE has not elected to use hedge accounting for the CRRs. Future fair value changes will be recorded in purchased-power expense and offset through the provision for regulatory adjustments clauses as the CPUC allows these costs to be recovered from or refunded to customers through a regulatory balancing account mechanism. As a result, fair value changes are not expected to affect earnings.

The following table summarizes the fair values of outstanding derivative financial instruments used at SCE to mitigate its exposure to spot market prices:

	September 30, 2007		December 31, 2006
In millions	Assets	Liabilities	Assets	Liabilities
Energy options	$—	$46	$—	$10
FTRs	53	—	—	—
Forward physicals (power) and tolling arrangements	—	8	—	1
Gas options, swaps and forward arrangements	—	44	—	101
Total	$53	$98	$—	$112

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

In July 2007, SCE entered into interest-lock derivative instruments to economically hedge the anticipated future issuance of long-term debt. SCE expects to recover any fair value changes associated with the interest-lock derivative instruments through regulatory mechanisms and has therefore elected not to use hedge accounting. Realized and unrealized gains and losses do not affect current earnings. Realized gains and losses are amortized to interest expense over the life of the debt. At September 30, 2007, unrealized losses were $7 million and are reflected as derivative liabilities on the consolidated balance sheets.

The increase for the nine months ended September 30, 2007 in net unrealized gains / losses on economic hedging activities primarily resulted from changes in SCE’s gas hedge portfolio mix as well as the movements in the natural gas futures market. Due to expected recovery through regulatory mechanisms unrealized gains and losses may temporarily affect cash flows, but are not expected to affect earnings.

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of “Results of Operations and Historical Cash Flow Analysis” provide a discussion on the changes in various line items presented on the Consolidated Statements of Income, as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operations

Net Income Available for Common Stock

SCE’s net income available for common stock was $262 million and $587 million for the three- and nine-month periods ended September 30, 2007, respectively, compared to $263 million and $618 million for the respective periods in 2006. The quarter earnings reflect an increase primarily related to higher net revenue associated with the 2006 GRC, partially offset by a benefit from a generator settlement recorded in the third quarter of 2006. SCE’s year-to-date variance also reflects a benefit recorded in 2006 related to the resolution of an issue related to state income taxes and the generator settlement, partially offset by a benefit recorded in 2007 primarily reflecting progress on an appeal with the IRS related to the income tax treatment of certain costs associated with environmental remediation and higher net revenue associated with the 2006 GRC and lower income taxes.

Operating Revenue

The following table sets forth the major changes in operating revenue:

In millions	Three Months Ended September 30, 2007 vs. 2006	Nine Months Ended September 30, 2007 vs. 2006
Operating revenue
Rate changes and impact of tiered rate structure (including unbilled)	$(434)	$(468)
Sales volume changes (including unbilled)	26	103
Balancing account over/under collections	468	369
Sales for resale	63	74
SCE’s VIEs	(9)	(7)
Other (including inter company transactions)	21	8
Total	$135	$79

SCE’s retail sales represented approximately 87% of operating revenue for both the three- and nine-month periods ended September 30, 2007, respectively, compared to approximately 90% for both comparable periods in 2006. Due to warmer weather during the summer months and SCE’s rate design, operating revenue during the third quarter of each year is generally higher than other quarters.

Total operating revenue increased by $135 million and $79 million for the three- and nine-month periods ended 2007, respectively (as shown in the table above). The variances for the revenue components are as follows:

•

Operating revenue from rate changes decreased for the three- and nine-month periods ended September 30, 2007, mainly due to the redesign of SCE’s tiered rate structure which resulted in a decrease of residential rates in the higher tiers. In addition, effective February 14, 2007, SCE’s system average rate decreased to 13.9¢-per-kWh (including 3.0¢ per-kWh related to CDWR) mainly as the result of projected lower natural gas prices in 2007, as well as the refund of overcollections in the ERRA balancing account that occurred in 2006 from lower than expected natural gas prices and higher than expected summer 2006 kWh sales (see “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates,” and “—Energy Resource Recovery Account Proceedings” for further discussion of these rate changes);

•	Operating revenue resulting from sales volume changes for the three- and nine-month periods ended September 30, 2007 was mainly due to an increase in customer growth;

•

SCE recognizes revenue, subject to balancing account treatment, equal to the amount of the actual costs incurred and up to its authorized revenue requirement. Any revenue collected in excess of actual costs incurred or above the authorized revenue requirement is not recognized as revenue and is deferred and recorded as regulatory liabilities to be refunded in future customer rates. Costs incurred in excess of revenue billed are deferred in a balancing account and recorded as regulatory assets for recovery in future customer rates. Balancing account over/undercollections represent the difference for revenue collected in excess of actual costs. For the three- and nine-month periods ended September 30, 2007, SCE collected revenue in excess of actual costs incurred and as a result deferred approximately $299 million and $364 million, respectively, compared to a deferral of approximately $767 million and $733 million, for the same period in 2006, respectively, due to the impact of lower gas prices as compared to forecast and higher revenue resulting from warmer weather;

•

Operating revenue from sales for resale represents the sale of excess energy. Excess energy from SCE sources which may exist at certain times is resold in the energy markets. Sales for resale revenue increased due to higher excess energy in 2007, compared to the same periods in 2006. Revenue from sales for resale is refunded to customers through the ERRA balancing account and does not impact earnings; and

•

SCE’s VIEs revenue represents the recognition of revenue resulting from the consolidation of four gas-fired power plants where SCE is considered the primary beneficiary. These VIEs affect SCE’s revenue, but do not affect earnings.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE’s customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and none of these collections are recognized as revenue by SCE. These amounts were $671 million and $1.8 billion for the three- and nine-month periods ended September 30, 2007, respectively, compared to $686 million and $1.8 billion for the same respective periods in 2006.

Operating Expenses

Fuel Expense

SCE’s fuel expense increased $24 million and $68 million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The quarter and year-to-date increases were mainly due to an increase at Mountainview of $30 million and $65 million for the three- and nine-month periods ended September 30, 2007, respectively, due to higher generation in 2007 compared to 2006. Also contributing to the increase was higher nuclear fuel expense of $25 million for the nine-month period ended September 30, 2007 resulting primarily from a planned refueling and maintenance outage at SCE’s San Onofre Unit 2 and 3 in 2006. The quarter and year-to-date increases were partially offset by lower fuel expense of approximately $10 million and $25 million, respectively, related to the SCE VIE projects.

Purchased-Power Expense

The following is a summary of purchased-power expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
Purchased-power from bilateral contracts, QFs, ISO, FTRs and exchange energy	$1,153	$1,028	$2,356	$2,351
Unrealized (gains) losses on economic hedging activities – net	67	9	(23)	351
Realized losses on economic hedging activities – net	58	114	111	279
Energy settlements and refunds	6	(115)	(13)	(162)
Total purchased-power expense	$1,284	$1,036	$2,431	$2,819

Purchased-power expense increased $248 million and decreased $388 million for the three and nine months ended September 30, 2007, as compared to the same periods in 2006. The quarter and year-to-date variances reflect an increase in bilateral energy purchases of $110 million and $95 million for the three- and nine-month periods ended September 30, 2007, respectively, resulting from greater power demand; lower energy settlement refunds of approximately $120 million and $150 million for the three-and nine month periods ended September 2007, respectively; higher QF purchased power expense of $25 million and $15 million for the three- and nine-months ended September 30, 2007, respectively, resulting from an increase in the average spot natural gas prices (as discussed further below). The quarter and year-to-date increases were partially offset by a decrease in ISO-related energy costs of $35 million and $110 million, for the three- and nine-month periods ended September 30, 2007, respectively. The year-to-date variance also reflects net realized and unrealized losses on economic hedging activities of $88 million compared to $630 million for the nine-month periods ended September 30, 2007 and 2006, respectively (see “Market Risk Exposures—Commodity Price Risk” for further discussion). The changes in net unrealized (gains) losses on economic hedging activities primarily resulted from changes in SCE’s gas hedge portfolio mix as well as the movements in the natural gas futures market. The changes in net realized losses on economic hedging activities primarily resulted from a more stable natural gas market in 2007. Due to expected recovery through regulatory mechanisms unrealized gains and losses may temporarily affect cash flows, but are not expected to affect earnings.

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

Provisions for Regulatory Adjustment Clauses – Net

Provisions for regulatory adjustment clauses – net decreased $181 million and increased $445 million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The quarter and year-to-date variances reflect net unrealized losses on economic hedging activities of $67 million and $9 million for three-month periods ended September 30, 2007 and 2006, respectively, and net unrealized gains on economic hedging activities of approximately $23 million for the nine-month period ended September 30, 2007, compared to $351 million of net unrealized losses for the same period last year (mentioned above in purchased-power expense). The quarter and year-to-date variance also reflects a $60 million FERC refund settlement recorded in 2006. The year-to-date increase also reflects the resolution of a $135 million one-time gain related to a portion of revenue collected during the 2001 – 2003 period related to state income taxes recorded in the second quarter of 2006. The quarter and year-to-date variances also reflect timing differences for operation and maintenance-related expenses that are recovered through regulatory mechanisms.

Other Operation and Maintenance Expense

SCE’s other operation and maintenance expense increased $64 million and $72 million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The quarter and year-to-date increases were mainly due to higher demand-side management and energy efficiency costs of approximately $40 million and $95 million for the three- and nine-month periods ended September 30, 2007, respectively, (which are recovered through regulatory mechanisms approved by the CPUC) and higher transmission and distribution maintenance cost of approximately $5 million and $25 million for the three- and nine-month period ended September 30, 2007, respectively. This year-to-date increase was partially offset by lower must-run and must-offer obligation costs of $40 million related to the reliability of the ISO systems and lower generation-related costs of approximately $35 million for the nine months ended September 30, 2007 resulting from the planned refueling and maintenance outages at SCE’s San Onofre Units 2 and 3 in the first quarter 2006.

Depreciation, Decommissioning and Amortization Expense

SCE’s depreciation, decommissioning and amortization expense increased $13 million and $7 million for the three- and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006 primarily due to transmission and distribution asset additions resulting in increased depreciation expense of $15 million and $30 million for the three- and nine-month periods ended September 30, 2007, respectively (see “Liquidity—Capital Expenditures” for a further discussion). In addition, the variance reflects a decrease in decommissioning expense of $1 million and $20 million for the three- and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006 primarily resulting from other-than-temporary impairment losses associated with the nuclear decommissioning trust funds, partially offset by an increase in trust earnings. Due to its regulatory treatment, investment impairment losses and trust earnings are recorded in revenue and are offset in decommissioning expense and have no impact on net income.

Other Income and Deductions

Interest income

SCE’s interest income decreased $1 million and $10 million for the three- and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006, mainly due to lower interest income resulting from lower undercollections on certain balancing accounts in 2007, as compared to 2006.

Other Nonoperating Income

SCE’s other nonoperating income increased $16 million and $7 million for the three- and nine-month periods ended September 30, 2007, compared to the same periods in 2006. The increase was primarily due to payments received in settlement of claims related to the natural gas purchased contracts for one of SCE’s VIE projects.

Interest Expense – Net of Amounts Capitalized

SCE’s interest expense – net of amounts capitalized increased $19 million and $33 million for the three- and nine-month periods ended September 30, 2007, respectively, mainly due to higher interest expense on balancing account overcollections in 2007, as compared to 2006. The increase was also due to higher interest expense on long-term debt resulting from higher balances outstanding as of September 30, 2007, compared to the same period in 2006.

Income Tax Expense

SCE’s composite federal and state statutory income tax rate was approximately 40% (net of the federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate from operations was 35% and 30% for the three- and nine-month periods ended September 30, 2007, respectively, as compared to 40% and 39% for the respective periods in 2006. The decreased effective tax rate realized for the three-months ended was caused primarily by year over year changes in property related flow-through items as well as lower interest expense related to lower tax reserve in 2007 as compared to 2006 as a result of implementing FIN 48. In addition, the nine-month variance included reductions made to the income tax reserve during the first quarter of 2007 to reflect progress in an administrative appeal process with the IRS related to the income tax treatment of costs associated with environmental remediation and due to reductions made to the income tax reserves during the second quarter of 2007 to reflect settlement of a state tax issue related to the April 2007 State Notice of Proposed Adjustment discussed under the heading “Other Development—Federal and State Income Taxes.”

Historical Cash Flow Analysis

The “Historical Cash Flow Analysis” section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Cash provided by operating activities was $2.4 billion for the nine-month period ended September 30, 2007, compared to $2.1 billion for the comparable period in 2006. The 2007 change reflects a decrease in revenue collected from SCE’s customers primarily due to lower rates in 2007, compared to 2006. On February 14, 2007, SCE reduced its system average rate mainly as the result of estimated lower natural gas prices in 2007, the refund of overcollections in the ERRA balancing account that occurred in 2006 and the impact of the redesign of SCE’s tiered rate structure in 2007 (see “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates” for further discussion). The 2007 change was also due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Cash used by financing activities from continuing operations mainly consisted of long-term debt issuances (payments) at SCE.

Financing activities in 2007 were as follows:

•	Dividend payments of $110 million paid to Edison International.

Financing activities in 2006 included activities related to the rebalancing of SCE’s capital structure as follows:

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

•	Financing activities in 2006 also included dividend payments of $191 million paid to Edison International.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by capital expenditures and SCE’s funding of nuclear decommissioning trusts.

Net cash used by investing activities for the first nine months of the year was $1.9 billion in 2007 and $1.7 billion in 2006.

Investing activities in 2007 reflect $1.65 billion in capital expenditures, primarily for transmission and distribution assets, including approximately $104 million for nuclear fuel acquisitions.

Investing activities in 2006 reflect $1.6 billion in capital expenditures, primarily for transmission and distribution assets, including approximately $63 million for nuclear fuel acquisitions.

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

In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Upon adoption, the first remeasurement to fair value would be reported as a cumulative-effect adjustment to the opening balance of retained earnings. SCE is currently evaluating whether it will opt to report any current or future financial assets and liabilities at fair value and the impact, if adopted, on its consolidated financial statements, beginning January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SCE will adopt SFAS No. 157 on January 1, 2008. SCE is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

COMMITMENTS AND INDEMNITIES

The following is an update to SCE’s commitments and indemnities. See the section, “Commitments and Indemnities,” in the year-ended 2006 MD&A for a detailed discussion.

Fuel Supply Contracts

SCE entered into service contracts associated with uranium enrichment and fuel fabrication during the first nine months of 2007. As a result, SCE’s additional fuel supply commitments are estimated to be $82 million for the remainder of 2007, zero for 2008, $14 million for 2009, $8 million for 2010, $7 million for 2011 and $40 million thereafter.

Operating and Capital Leases

SCE entered into new power-purchase contracts during the first nine months of 2007. These additional commitments are currently estimated to be $13 million for the remainder of 2007, $186 million for 2008, $114 million for 2009, $73 million for 2010, $41 million for 2011 and $198 million thereafter.

SCE entered into a new power-purchase contract, classified as an operating lease, during the first nine months of 2007. SCE’s additional operating lease commitments for this new power contract are currently estimated to be $68 million for 2008 and $114 million for each of the years 2009, 2010 and 2011.

SCE executed a power-purchase contract, classified as a capital lease, in June 2007. As of September 30, 2007, the capital lease requires future minimum lease payments of $28 million (approximately $1 million per year) through May 2027. As of September 30, 2007, the executory costs and imputed interest for this capital lease were $11 million and $7 million, respectively.

Uncertain Tax Position Net Liability

At September 30, 2007, SCE had a total net liability recorded for uncertain tax positions of $199 million. SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the IRS.

Indemnities

Mountainview Filter Cake Indemnity

Mountainview owns and operates a power plant in Redlands, California. The plant utilizes water from on-site groundwater wells and City of Redlands (city) recycled water for cooling purposes. Unrelated to the operation of the plant, this water contains perchlorate. The pumping of the water removes perchlorate from the aquifer beneath the plant and concentrates it in the plant’s wastewater treatment “filter cake.” Use of this impacted groundwater for cooling purposes was mandated by Mountainview’s California Energy Commission permit. Mountainview has indemnified the city for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the city’s solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. SCE has not recorded a liability related to this guarantee.

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

Navajo Nation Litigation

Information about the Navajo Nation litigation appears in the MD&A under the heading “Regulatory Matters – Navajo Nation Litigation”.

Catalina South Coast Air Quality Management District Potential Environmental Proceeding

During the first half of 2006, the SCAQMD issued three NOVs alleging that Unit 15, SCE’s primary diesel generation unit on Catalina Island, had exceeded the NOx emission limit dictated by its air permit. Prior to the NOVs, SCE had filed an application with the SCAQMD seeking a permit revision that would allow a three-hour averaging of the NOx limit during normal (non-startup) operations and clarification regarding a startup exemption. In July 2006, the SCAQMD denied SCE’s application to revise the Unit 15 air permit, and informed SCE that several conditions would have to be satisfied prior to re-application. SCE is currently in the process of developing and supplying the information and analyses required by those conditions.

On October 2, 2006 and July 19, 2007, SCE received two additional NOVs pertaining to two other Catalina Island diesel generation units, Unit 7 and Unit 10, alleging that these units have exceeded their annual NOx limit in 2004 (Unit 10), 2005 (Unit 7), and 2006 (Unit 10). Going forward, SCE expects that the new Continuous Emissions Monitoring System, installed in late 2006, which monitors the emissions from these units, along with the employment of best practices, will enable these units to meet their annual NOx limits in 2007.

Settlement negotiations with the SCAQMD regarding the penalties are ongoing and the SCAQMD has not yet proposed any specific fines to be imposed on SCE.

Item 6.	Exhibits

Southern California Edison Company

10.1	2008 Director Deferred Compensation Plan, effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

10.2	2008 Executive Deferred Compensation Plan, effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

10.3	2008 Executive Disability Plan, effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

10.4	2008 Executive Retirement Plan, effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

10.5	Retirement Plan for Directors, as amended and restated effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.5 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

10.6	2008 Executive Severance Plan, as adopted effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.6 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

10.7	Executive Supplemental Benefit Program, as amended January 1, 2008 (File No. 1-9936, filed as Exhibit 10.7 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

10.8	2008 Executive Survivor Benefit Plan, effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.8 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

10.9	Executive Incentive Compensation Plan, as amended October 24, 2007 (File No. 1-9936, filed as Exhibit 10.9 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference pursuant to Rule 12b-32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY
(Registrant)

By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan
Vice President and Controller
(Duly Authorized Officer and
Principal Accounting Officer)

Dated: November 2, 2007