Form 10-K
period 2007-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 2008-02-27
CIK 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-12 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 22, 2008, there were 434,888,104 shares of Common Stock outstanding, all of which are held by the registrant’s parent holding company. The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates was zero. As of February 22, 2008, there were 434,888,104 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1) Designated portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2007	Parts I and II
(2) Designated portions of the Proxy Statement relating to registrant’s 2008 Annual Meeting of Shareholders	Part III

i

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

Glossary

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AB	Assembly Bill

ACC	Arizona Corporation Commission

AFUDC	allowance for funds used during construction

APS	Arizona Public Service Company

ARO(s)	asset retirement obligation(s)

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAMR	Clean Air Mercury Rule

CARB	Clean Air Resources Board

CDWR	California Department of Water Resources

CEC	California Energy Commission

CEMA	catastrophic event memorandum account

CPSD	Consumer Protection and Safety Division

CPUC	California Public Utilities Commission

District Court	U.S. District Court for the District of Columbia

DOE	United States Department of Energy

DPV2	Devers-Palo Verde II

Duke	Duke Energy Trading and Marketing, LLC

DWP	Los Angeles Department of Water & Power

EITF	Emerging Issues Task Force

EITF No. 01-8	EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease

EME	Edison Mission Energy

ERRA	energy resource recovery account

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN 39-1	Financial Accounting Standards Interpretation No. 39-1, Amendment of FASB Interpretation No. 39

FIN 46(R)-6	Financial Accounting Standards Interpretation No. 46(R)-6, Determining Variability to be Considered in Applying FIN 46(R)

FIN 46(R)	Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities

FIN 47	Financial Accounting Standards Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations

Glossary (Continued)

FIN 48	Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109

FSP	FASB Staff Position

FTRs	firm transmission rights

GHG	greenhouse gas

GRC	General Rate Case

IRS	Internal Revenue Service

ISO	California Independent System Operator

kWh(s)	kilowatt-hour(s)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Midway-Sunset	Midway-Sunset Cogeneration Company

Mohave	Mohave Generating Station

MRTU	Market Redesign Technical Upgrade

MW	megawatts

MWh	megawatt-hours

Ninth Circuit	United States Court of Appeals for the Ninth Circuit

NOx	nitrogen oxide

NRC	Nuclear Regulatory Commission

Palo Verde	Palo Verde Nuclear Generating Station

PBOP(s)	postretirement benefits other than pension(s)

PBR	performance-based ratemaking

PG&E	Pacific Gas & Electric Company

POD	Presiding Officer’s Decision

PX	California Power Exchange

QF(s)	qualifying facility(ies)

RICO	Racketeer Influenced and Corrupt Organization

ROE	return on equity

S&P	Standard & Poor’s

SAB	Staff Accounting Bulletin

San Onofre	San Onofre Nuclear Generating Station

SCE	Southern California Edison Company

SDG&E	San Diego Gas & Electric

SFAS	Statement of Financial Accounting Standards issued by the FASB

Glossary (Continued)

SFAS No. 71	Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation

SFAS No. 123(R)	Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (revised 2004)

SFAS No. 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and hedging Activities

SFAS No. 143	Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations

SFAS No. 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements

SFAS No. 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans

SFAS No. 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

SFAS No. 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements

SO2	sulfur dioxide

SRP	Salt River Project Agricultural Improvement and Power District

The Tribes	Navajo Nation and Hopi Tribe

USEPA	United States Environmental Protection Agency

VIE(s)	variable interest entity(ies)

PART I

Item 1. Business

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000-square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities. This SCE service territory includes approximately 430 cities and communities and a population of more than 13 million people. In 2007, SCE’s total operating revenue was derived as follows: 41% commercial customers, 37% residential customers, 4% resale sales, 7% industrial customers, 5% other electric revenue, 5% public authorities, and 1% agricultural and other customers. At December 31, 2007, SCE had consolidated assets of $27.5 billion and total shareholder’s equity of $7.2 billion. SCE had 15,442 full-time employees at year-end 2007. Edison International owns all of the common stock of SCE. Except when otherwise stated, references to SCE mean SCE together with its subsidiaries on a consolidated basis.

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

On July 20, 2006, the FERC certified the North American Electric Reliability Corporation (NERC) as its Electric Reliability Organization to establish and enforce reliability standards for the bulk power system. On March 16, 2007, the FERC issued a final rule approving 83 reliability standards proposed by the NERC. The final rule became effective, and compliance with these standards became mandatory, on June 18, 2007. SCE believes that it has taken all steps to be compliant with current NERC reliability standards. SCE anticipates that the FERC will adopt more stringent reliability standards in the future. The financial impact of complying with future standards cannot be determined at this time.

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE’s competitive environment, appears in the MD&A under the heading “Regulatory Matters” and in this section under the subheading “— Competition.”

SCE is subject to the jurisdiction of the Nuclear Regulatory Commission with respect to its nuclear power plants. The United States Nuclear Regulatory Commission regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation.

The construction, planning, and siting of SCE’s power plants within California are subject to the jurisdiction of the California Energy Commission (for plants 50 MW or greater) and the CPUC. SCE is subject to the rules and regulations of the CARB, and local air pollution control districts with respect to the emission of pollutants into the atmosphere; the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes. SCE is also subject to regulation by the US EPA, which administers federal statutes relating to environmental matters. Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

The construction, planning and siting of SCE’s transmission lines and substation facilities require the approval of many governmental agencies and compliance with various laws, depending upon the location and other attributes of each particular project. These agencies include utility regulatory commissions such as the CPUC, and other state regulatory agencies depending on the project location; the ISO; and environmental, land management and resource agencies such as the Bureau of Land Management, the U.S. Fish and Wildlife Service, the U.S. Forest Service, the California Department of Fish and Game; Regional Water Quality Controls Boards; and the States’ Offices of Historic Preservation. In addition, to the extent that SCE transmission line projects pass through lands owned or controlled by Native Americans tribes, consent and approval from the affected tribes and the Bureau of Indian Affairs will also be necessary for the project to proceed. The agencies’ approval processes, implemented through their respective regulations and other statutes that impose requirements on the approval of such projects, may adversely affect and delay the schedule for these projects.

The California Coastal Commission issued a coastal permit for the construction of the San Onofre Units 2 and 3 in 1974. This permit, as amended, requires mitigation for impacts to marine organisms and the San Onofre kelp bed. California Coastal Commission jurisdiction will continue for several years due to ongoing implementation and oversight of these permit mitigation conditions, consisting of restoration of wetlands and construction of an artificial reef for kelp. SCE has a coastal permit from the California Coastal Commission to construct a temporary dry cask spent fuel storage installation for San Onofre Units 2 and 3. The California Coastal Commission also has continuing jurisdiction over coastal permits issued for the decommissioning of San Onofre Unit 1, including for the construction of a temporary dry cask spent fuel storage installation for spent fuel from that unit.

The United States Department of Energy has regulatory authority over certain aspects of SCE’s operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

SCE is subject to CPUC affiliate transaction rules and compliance plans governing the relationship between SCE and its affiliates. In 2006 the CPUC issued a decision relating to the relationship between SCE and Edison International. The most significant provisions of this decision were: (1) SCE must elect either to continue to share regulatory affairs, lobbying and legal services with its affiliates, or to share certain “key” officers with the holding company, including the Chairperson, CEO, President, CFO and the chief regulatory officer; (2) “key” officers (as listed in the preceding item) must personally certify annually that they have complied with the affiliate transaction rules and have no knowledge of any unreported violations; (3) the utility must obtain and deliver to the CPUC a nonconsolidation opinion from outside counsel demonstrating that the existing ring-fencing around the utility is sufficient to prevent the utility from being drawn into a bankruptcy of its parent holding company; (4) the utility must file a waiver application if an adverse financial event reduces the utility’s actual equity ratio by more than one percent or more below the approved ratio; (5) the utility must file an annual report on utility capital needs and related financial practices; and (6) changes to the executive compensation reporting rules to increase disclosure obligations and certify that compensation has been accurately reported. SCE elected to continue to share regulatory affairs, lobbying and legal services with its affiliates. As a result, in 2007 Edison International’s Chairman resigned his position as Chairman of SCE and SCE’s CEO was elected Chairman of SCE. SCE has also complied with the other applicable requirements of the decision.

In addition, the CPUC has issued affiliate transaction rules governing the relationships between SCE and its affiliates, including its nonutility subsidiaries. SCE has filed compliance plans which set forth SCE’s implementation of the CPUC’s affiliate transaction rules. The rules and compliance plans are intended to maintain separateness between utility and nonutility activities and ensure that utility assets are not used to subsidize the activities of nonutility affiliates.

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

Properties

SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which deliver power from generating sources to the distribution network, consist of approximately 7,200 circuit miles of 33 kilovolt (kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,500 circuit miles of 220 kV lines (all located in California), 1,240 circuit miles of 500 kV lines (1,040 miles in California, 90 miles in Nevada, and 110 miles in Arizona), and 888 substations. SCE’s distribution system, which takes power from substations to the customer, includes approximately 71,550 circuit miles of overhead lines, 40,000 circuit miles of underground lines, 1.5 million poles, 717 distribution substations, 710,980 transformers, and 804,771 area and streetlights, all of which are located in California.

SCE owns and operates the following generating facilities: (1) an undivided 78.21% interest (1,760 MW) in San Onofre Units 2 and 3, which are large pressurized water nuclear generating units located on the California coastline between Los Angeles and San Diego; (2) 36 hydroelectric plants (1,178.9 MW) located in California’s Sierra Nevada, San Bernardino and San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational and will be decommissioned; (3) a diesel-fueled generating plant (9 MW) located on Santa Catalina island off the southern California coast, and (4) a natural gas-fueled two unit power plant (1,050 MW) located in Redlands, California.

In 2007, SCE completed construction of four gas-fueled, combustion turbine peaker plants located in the cities of Norwalk, Ontario, Rancho Cucamonga and Stanton, California. All four plants commenced operations in August 2007. The peaker plants have a combined generating capacity of 186 MW.

SCE also owns an undivided 56% interest (884.8 MW net) in Mohave, which consists of two coal-fueled generating units located in Clark County, Nevada near the California border. The plant ceased operating on December 31, 2005. On June 19, 2006, SCE announced that it had decided not to move forward with its efforts to return Mohave to service.

SCE also owns an undivided 15.8% interest (601 MW) in Palo Verde Units 1, 2 and 3, which are large pressurized water nuclear generating units located near Phoenix, Arizona, and an undivided 48% interest (720 MW) in Units 4 and 5 at Four Corners, which is a coal-fueled generating plant located near the City of Farmington, New Mexico. Palo Verde and Four Corners are operated by Arizona Public Service Company.

At year-end 2007, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 42% nuclear, 22% hydroelectric, 23% natural gas, 13% coal, and less than 1% diesel. The capacity factors in 2007 for SCE’s nuclear and coal-fired generating units were: 91% for San Onofre; 78% for Four Corners; and 80% for Palo Verde. For SCE’s hydroelectric plants, generating capacity is dependent on the amount of available water. SCE’s hydroelectric plants operated at a 23% capacity factor in 2007. These plants were operationally available for 85% of the year.

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

Thirty-one of SCE’s 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2008 and 2039 (the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction). Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE’s and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process. SCE has filed applications for the relicensing of certain hydroelectric projects with an aggregate capacity of approximately 915 MW. Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired. Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE’s properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds, of which approximately $4.68 billion in principal amount was outstanding on February 26, 2008. Such lien and SCE’s title to its properties are subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and liens of the trustees under the trust indenture. In addition, such lien and SCE’s title to its properties are subject to certain other liens, prior rights and other encumbrances, none of which, with minor or insubstantial exceptions, affect SCE’s right to use such properties in its business, unless the matters with respect to SCE’s interest in Four Corners and the related easement and lease referred to below may be so considered.

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

Nuclear Power Matters

Information about operating issues related to Palo Verde appears in the MD&A under the heading “SCE: Other Developments — Palo Verde Nuclear Generating Station Outage and Inspection”. Information about nuclear decommissioning can be found in Notes 1 and 6 of Notes to Consolidated Financial Statements. Information about nuclear insurance can be found in Note 6 of Notes to Consolidated Financial Statements.

California law prohibits the CEC from siting or permitting a nuclear power plant in California until the CEC finds that there exists a federally approved and demonstrated technology or means for the disposal of high-level nuclear waste.

Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from qualifying facilities, independent power producers, renewable power producers, the California ISO, and other utilities. In addition, power is provided to SCE’s customers through purchases by the CDWR under contracts with third parties. Sources of power to serve SCE’s customers during 2007 were as follows: 43.3% purchased power; 27.1% CDWR; and 29.6% SCE-owned generation consisting of 21.1% nuclear, 5.8% coal, and 2.7% hydro.

Natural Gas Supply

SCE’s natural gas requirements in 2007 were to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide the natural gas needed for generation under those power contracts) and to serve demand for gas at Mountainview and the four peaker plants, which commenced operations in August 2007. All of the physical gas purchased by SCE in 2007 was purchased under North American Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

In 2006, SCE secured a one-year natural gas storage capacity contract with Southern California Gas Company for the 2006/2007 storage season. Storage capacity was secured to provide operational flexibility and to mitigate potential costs associated with the dispatch of SCE’s tolling agreements. SCE executed a natural gas capacity storage contract with Southern California Gas Company for the 2007/2008 storage season.

Nuclear Fuel Supply

For San Onofre Units 2 and 3, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

Uranium concentrates	2010
Conversion	2010
Enrichment	2010
Fabrication	2015

For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

Uranium concentrates	2009
Conversion	2010
Enrichment	2013
Fabrication	2016

Spent Nuclear Fuel

Information about Spent Nuclear Fuel appears in Note 6 of Notes to Consolidated Financial Statements.

Coal Supply

On January 1, 2005, SCE and the other Four Corners participants entered into a Restated and Amended Four Corners Fuel Agreement with the BHP Navajo Coal Company under which coal will be supplied to Four Corners Units 4 and 5 until July 6, 2016. The Restated and Amended Agreement contains an option to extend for not less than five additional years or more than 15 years.

Seasonality

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is generally significantly higher than other quarters.

Environmental Matters

SCE is subject to environmental regulation by federal, state and local authorities in the jurisdictions in which it operates in the United States. This regulation, including in the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, nuclear control and climate change, continues to result in the imposition of numerous restrictions on SCE’s operation of existing facilities, on the timing, cost, location, design, construction, and operation by SCE of new facilities, and on the cost of mitigating the effect of past operations on the environment.

The principal environmental laws and regulations affecting SCE’s business are identified below.

Climate Change

Federal Legislative Initiatives

To date, the U.S. pursued a voluntary GHG emissions reduction program to meet its obligations as a signatory to the UN Framework Convention on Climate Change. As a result of increased attention to climate change in the U.S., however, numerous bills have been introduced in the current session of the U.S. Congress that would reduce GHG emissions in the U.S. Enactment of climate change legislation within the next several years now seems likely. However, there is still significant uncertainty about the cost of complying with any future GHG emission reduction requirements. These costs will depend upon many factors, including the required levels of GHG emission reductions, the timing of those reductions, whether emission credits will be allocated with or without cost to existing generators, and whether flexible compliance mechanisms, such as a GHG offset program similar to those sanctioned under the CAA for conventional pollutants, will be part of the policy.

In most of the federal proposals to date, emission allowances would be allocated and distributed without cost in the early years of the emission reduction program, followed by decreasing free allocations and increasing auctions of allowances. While debate continues at the national level over domestic climate policy and the appropriate scope and terms of any federal legislation, many states are developing state-specific measures or participating in regional legislative initiatives to reduce GHG emissions.

Regional Legislative Initiatives

On December 20, 2005, seven northeastern states entered into a Memorandum of Understanding to create a regional initiative to establish a cap and trade GHG program for electric generators, referred to as the Regional Greenhouse Gas Initiative (RGGI). In August 2006, the participating states issued a model rule to be used as a basis for individual state legislative and regulatory action to implement the program. Pennsylvania is not a signatory to the RGGI, although it has participated as an observer of the process.

In February 2007, the Governors of Arizona, California, New Mexico, Oregon and Washington launched the Western Climate Initiative to develop regional strategies to address climate change. The Western Climate Initiative is identifying, evaluating and implementing collective and cooperative ways to reduce GHGs in the region. In the spring of 2007, the Governor of Utah and the Premiers of British Columbia and Manitoba joined the Initiative. Other states and provinces have joined as observers. The Initiative partners set an overall regional goal in August 2007 for reducing GHG emissions to 15% below 2005 levels by 2020. By August 2008, the partners expect to complete the design of a market-based mechanism to help achieve that reduction goal.

On November 15, 2007, Illinois became a party to the Midwestern Accord, in which six Midwestern states, including Illinois, agreed to seek to develop regional GHG emission reduction goals within one year, and to develop a multi-sector cap-and-trade program to achieve these goals. The Accord called for such a program to be implemented in 30 months. On February 19, 2008, the six participating states announced that they will complete a model rule by the end of 2008 that will create the framework for the cap and trade program. Once this model rule has been drafted, each of the participating states could adopt the program through legislative action, executive order or other appropriate means. In February 2007, prior to the development of the Midwestern Accord, Illinois Governor Blagojevich announced a goal to reduce Illinois’ GHG emissions to 1990 levels by 2020 and to 60% below 1990 levels by 2050.

Implementing regulations for such regional initiatives are likely to vary from state to state and may be more stringent and costly than federal legislative proposals currently being debated in Congress. It cannot yet be determined whether or to what extent any federal legislative system would seek to preempt regional or state initiatives, although such preemption would greatly simplify compliance and eliminate regulatory duplication. If state and/or regional initiatives are allowed to stand together with federal legislation, generators could be required to purchase allowances to satisfy their state and federal compliance obligations.

State Specific Legislation

In September 2006, California enacted two laws regarding GHG emissions. The first, known as AB 32 or the California Global Warming Solutions Act of 2006, establishes a comprehensive program of regulatory and market mechanisms to achieve reductions of GHG emissions. AB 32 requires the CARB to develop regulations which may include market-based compliance mechanisms targeted to reduce California’s GHG emissions to 1990 levels by 2020. The CARB’s mandatory program will take effect commencing in 2012 and will implement incremental reductions so that GHG emissions will be reduced to 1990 levels by 2020.

AB 32 also required the CARB to adopt regulations to require the reporting and verification of statewide GHG emissions on or before January 1, 2008. On December 6, 2007 the CARB approved regulations for the mandatory reporting of GHG emissions, including the reporting of GHG emissions for the electricity sector. The regulations include specific GHG emissions reporting requirements for electric generating facilities, cogeneration facilities, electricity retail providers, and electric power marketers, among others. Electric generating facilities with a total generating unit capacity of at least 1 MW that emit 2,500 metric tonnes or more of CO2 in any calendar year are required to report CO2, nitrous oxide (N2O) and methane (CH4) emissions from fuel combustion. Where applicable they will also report CO2 process emissions from acid gas scrubbers, fugitive CO2 emissions from geothermal power, CH4 emissions from coal storage, hydrofluorocarbons (HFCs) from generator cooling units, and sulfur hexaflouride (SF6) emissions from facility equipment. In addition, the facilities will report wholesale power exports, when known, and fuel use data. Cogeneration facilities with a total generating capacity of at least 1 MW that emit 2,500 metric tonnes or more of CO2 in any calendar year from electricity generating activities, or that are operated by another reporting facility, are required to report CO2, N2O, and CH4 emissions from fuel combustion at the facility, as well as the distribution of emissions for electricity generation, thermal energy production, and (when applicable) manufactured products. Process and fugitive emissions, where applicable, will be as specified for electricity generation units, and fuel use data will also be reported. Electricity retail providers are required to report the same emissions information as electric generating facilities for the generating facilities they operate, and fugitive SF6 emissions related to the transmission and distribution systems they maintain. Electricity retail providers are also required to report imported and exported power in megawatt hours, by source when known. There are also additional requirements for retail providers related to implementing a possible load-based regulatory approach, including reporting ownership share, renewable energy contract dates, determination of native load power, in-state power purchases and sales, out-of-state owned power sold to out-of-state entities, and other information. Electric power marketers are required to report the amount of power they import into and export out of California. Marketers that maintain transmission system substations inside California will also report fugitive SF6 emissions at those substations. Most affected entities, including electric generating facilities, electricity retail providers, and electric power marketers, are required to report their emissions annually, beginning with their 2008 emissions reported in 2009. Emission reports are required to undergo third-party verification. The reporting requirements for electricity retail providers will apply to SCE.

The CARB directed CARB staff to make some technical modifications to the proposed regulations issued on October 19, 2007. The CARB anticipates that the revised version of the regulations, including the directed changes, will be made available in February 2008 for public comment.

SCE is evaluating the CARB’s reporting regulations required by AB 32 to assess the total cost of compliance. SCE believes that all of its facilities in California meet the GHG emissions performance standard contemplated by SB 1368, but will continue to monitor the implementing regulations, as they are developed, for potential impact on existing facilities and projects under development. Due to the restrictions that the SB 1368 EPS places upon financial commitments with coal-fired facilities, SCE has filed a Petition for Modification of the

EPS adopted by the CPUC in which it seeks clarification of the applicability of the EPS to its existing ownership of Four Corners. SCE seeks to modify the decision to exempt financial contributions required by contracts in existence as of January 25, 2007, with facilities that would not otherwise meet the standard.

The second law, known as SB 1368, required the CPUC and the CEC, respectively, to adopt GHG emission performance standards, known as EPS, for investor owned and publicly owned utilities, respectively, for long-term procurement of electricity. These standards must equal the performance of a combined-cycle gas turbine generator. The CPUC adopted such a standard on January 25, 2007 (which limits emissions to 1,100 pounds of carbon dioxide per MWh). On August 29, 2007, the CEC adopted regulations pursuant to SB 1368 establishing and implementing a GHG EPS for baseload generation of local publicly owned electric utilities. The EPS adopted by the CPUC and CEC also prohibits SCE and other California LSEs from entering into long-term financial commitments with generators that emit more than 1,100 pounds of CO2 per MWh, which would be most coal-fired plants.

California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010. For additional discussion of renewable procurement standards, see “Regulatory Matters — Procurement of Renewable Resources” in the MD&A.

In addition, the CPUC is addressing climate change related issues in other regulatory proceedings. In 2007, the CPUC expanded the scope of its GHG rulemaking to include GHG emissions associated with the transmission, storage, and distribution of natural gas in California. This proceeding could affect SCE as a natural gas customer.

Litigation Developments

Climate change regulation may be affected by litigation in federal and state courts. For example, on April 2, 2007, the United States Supreme Court issued an opinion in Massachusetts et. al. v. Environmental Protection Agency, et. al., ruling that the US EPA has the authority to regulate GHG emissions of new motor vehicles under the CAA and that it has a duty to determine whether GHG emissions of new motor vehicles contribute to climate change or offer a reasoned explanation for its failure to make such a determination when presented with a request for a rulemaking on the issue by the state claimants. The Court ruled that the US EPA’s failure to make the necessary determination or to offer a reasonable explanation for its refusal to do so was impermissible. While this case hinged on a provision of the CAA related to emissions of motor vehicles, a parallel provision of the CAA applies to stationary sources, such as electric generators, and there is litigation pending in the D.C. Circuit Court of Appeals, Coke Oven Task Force v. EPA, in which it is argued that the Massachusetts v. EPA case may be applied to stationary sources such as power plants.

On December 19, 2007, the Administrator of the US EPA announced that US EPA would not grant the waiver that California had been seeking under established CAA procedures to implement stringent GHG emission reduction requirements for motor vehicles. At least 16 other states have adopted or announced plans to adopt California’s regulations. On January 2, 2008, California sued the US EPA in the 9th Circuit U.S. Court of Appeals challenging the decision to deny California’s request for a waiver. While these developments apply only to automotive sources of GHG emissions, they reflect heightened regulatory scrutiny of, and public concern about, GHG emissions across all sectors of the economy, including power generation.

On October 18, 2007, the Kansas Department of Health and Environment rejected a permit to construct two proposed coal-fired electrical generators based on the impact to health and the environment arising from the proposed units’ emissions of carbon dioxide. This was the first reported rejection of a proposed coal plant permit based on a clean air statute. This decision has been appealed. In addition, there are a number of pending cases in which environmental groups are arguing that air permits for the construction of major coal-fired generating facilities cannot be issued unless the permits include best available control technology to control CO2 emissions. The US EPA has taken the position that such controls are not required until it finalizes regulations relating to CO2 emissions.

SCE will continue to monitor federal, regional, and state developments relating to regulation of climate change to determine their impact on its operations. Programs to reduce emissions of CO2 and other GHG emissions could significantly increase the cost of generating electricity from fossil fuels, especially coal, as well as the cost of purchased power. Any such cost increases are generally borne by customers.

Information regarding current developments on climate change and climate change regulation appears in the MD&A under the heading “Other Developments — Environmental Matters — Climate Change.”

Response to Climate Change Initiatives

SCE has devoted substantial effort to develop expertise and infrastructure in areas such as energy efficiency and renewable sources of power. See “Other Developments — Environmental Matters — Climate Change — Responses to Energy Demands and Future GHG Emission Constraints” in the MD&A.

Air Quality Regulation

The Federal CAA, state clean air acts and similar federal and state and regulations implementing such statutes apply to plants owned by SCE as well as to plants from which SCE may purchase power, and have their largest impact on the operation of coal-fired plants. Many of the air quality laws require the States to develop and submit plans, known as State Implementation Plans or SIPs, to the federal regulator, the US EPA, detailing how they will attain the standards that are mandated by the relevant law or regulation.

Clean Air Act Interstate Rule

The CAIR, issued by the US EPA on March 10, 2005, applies to 28 eastern states (including Illinois and Pennsylvania) and the District of Columbia, and is intended to address ozone and fine particulate matter attainment issues by reducing regional SO2 and NOx emissions. The CAIR reduces the current CAA Title IV Phase II SO2 emissions allowance cap for 2010 and 2015 by 50% and 65%, respectively. The CAIR also requires reductions in regional NOX emissions in 2009 and 2015 by 53% and 61%, respectively, from 2003 levels. The CAIR has been challenged in court by state, environmental, and industry groups, which may result in changes to the substance of the rule and to the timetables for implementation.

The US EPA’s CAIR currently does not apply to SCE’s facilities. While the US EPA has not adopted a rule comparable to CAIR for the western United States where SCE has facilities, SCE cannot predict what action the US EPA will take in the future with regard to the western United States, and what impact those actions would have on its facilities.

Mercury Regulation

By means of a rule published in May 2005, the US EPA established the CAMR, which created the framework for a national, market-based cap-and-trade program to reduce mercury emissions from existing coal-fired power plants to a national cap of 38 tons by 2010 and to 15 tons by 2018, primarily through reductions in mercury achieved by lowering SO2 and NOx emissions under the CAIR. States were allowed, but not required, to join the trading program by adopting the CAMR model trading rules. States retained the right to promulgate alternative regulations equivalent to or more stringent than the CAMR cap-and-trade program, as long as the regulations were approved by the US EPA.

At the time that it published the CAMR, the US EPA also published a second rule, formally rescinding its previous finding that mercury emissions from electrical generating facilities had to be regulated as a hazardous air pollutant pursuant to Section 112 of the CAA, which would have imposed technology-based standards on emission sources. Both the CAMR and US EPA’s decision to remove oil and coal-fired plants from the list of sources to be regulated under Section 112 of the CAA were challenged in the U.S. Court of Appeals for the D.C. Circuit by various environmental groups and state attorneys general.

On February 8, 2008, the D.C. Circuit Court vacated both rules and remanded the matter to the US EPA. As a result, until the US EPA takes action in response to the remand, coal-fired electrical generating units will continue to be sources subject to the requirements of Section 112 of the CAA and will be obligated to comply, on a case-by-case basis, with technology-based standards to control emissions of all hazardous air pollutants, including mercury emissions. Edison International and SCE are assessing the impact of this decision on the regulations in California, including whether these regulations will prove to be less stringent than case-by-case Maximum Achievable Control Technology (also known as MACT) standards or than any MACT standards that may eventually be promulgated by the US EPA.

Regional Haze

In July 1999, the US EPA published the “Regional Haze Rule” to reduce haze and protect visibility in designated federal areas. The goal of the 1999 rule is to restore visibility in mandatory federal Class I areas, such as national parks and wilderness areas, to natural background conditions by 2064. Sources such as power plants that are reasonably anticipated to contribute to visibility impairment in Class I areas may be required to install BART or implement other control strategies to meet regional haze control requirements. The US EPA issued a final rulemaking on regional haze on June 15, 2005. States were required to revise their SIPs by December 2007 to demonstrate reasonable further progress towards meeting regional haze goals. Emission reductions achieved through other ongoing control programs may be sufficient to demonstrate reasonable progress toward the long-term goal, particularly for the first 10 to 15 year phase of the program.

The US EPA has adopted alternate rules for the area where Four Corners is located. The rules allow nine western states and Indian tribes to follow an alternate implementation plan and schedule for the Class I Areas. This alternate implementation plan is known as the Annex Rule. The US EPA issued a Revised Annex Rule on October 13, 2006 to address a previous challenge and court remand of that rule.

New Source Review Requirements

Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address CAA NSR compliance issues at the nation’s coal-fired power plants. The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at a facility. The US EPA’s strategy has included both the filing of suits against a number of power plant owners, and the issuance of administrative NOVs to a number of power plant owners alleging NSR violations. On July 31, 2007, the US EPA issued such a NOV to Midwest Generation and Commonwealth Edison. See “EMG: Other Developments — Midwest Generation Potential Environmental Proceeding” in the MD&A.

Ambient Air Quality Standards

The US EPA designated non-attainment areas for its 8-hour ozone standard on April 30, 2004, and for its fine particulate matter standard on January 5, 2005. States were required to revise their SIPs for the ozone and particulate matter standards within three years of the effective date of the respective non-attainment designations. The revised SIPs are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors and particulates.

On September 22, 2006, the US EPA issued a final rule that implements the revisions to its fine particulate standard originally proposed on January 17, 2006. Under the new rule, the annual standard remains the same as originally proposed but the 24-hour fine particulate standard is significantly more stringent. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards.

On July 11, 2007, the US EPA issued a proposed rule to make revisions to the primary and secondary national ambient air quality standards for ozone. The US EPA proposes to reduce the level of the 8-hour primary standard for ozone. The rule may require states to impose further emission reductions beyond those necessary to meet the existing standards. If adopted, SCE anticipates that no such further emission reduction obligations will be imposed under the new rule until 2015.

SCE believes its Mountainview plant and four peaker plants, which are located in the SCAQMD, are in full compliance with the Best Available Control Technology, also referred to as BACT, and no further reductions are being contemplated from these sources. Additionally, Four Corners is located in an area that meets or exceeds all of the National Ambient Air Quality Standards and has a Federal Implementation Plan in place that is intended to ensure that such standards continue to be met.

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

In connection with the ownership and operation of its facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by the laws and regulations identified herein. Through an incentive mechanism, the CPUC allows SCE to recover in retail rates paid by its customers some of the environmental remediation costs at certain sites. Additional information about these laws and regulations appears in Note 6 of Notes to Consolidated Financial Statements.

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

Cooling Water Intake Structures

On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation was to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures or drawn into cooling water systems. Pursuant to the regulation, a demonstration study was required when applying for a new or renewed NPDES wastewater discharge permit. If one could demonstrate that the costs of meeting the presumptive standards set forth in the regulation were significantly greater than the costs that the US EPA assumed in its rule making or are significantly disproportionate to the expected environmental benefits, a site-specific analysis could be performed to establish alternative standards. Depending on the findings of the demonstration studies, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms could have been required.

On January 27, 2007, the Second Circuit rejected the US EPA rule and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost benefit and restoration to achieve compliance with the rule. On July 9, 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. The US EPA is expected to begin another rulemaking process by the end of 2008. The US EPA Phase II rule did not have a material impact on SCE’s operations at San Onofre. Until the US EPA adopts new rules, SCE cannot determine their impact.

The California State Water Resources Control Board is developing a draft state policy on ocean-based, once-through cooling. Further information regarding the cooling water intake structure standards appears in the MD&A under the heading “Other Developments — Environmental Matters — Water Quality Regulation — Clean Water Act — Cooling Water Intake Structures.”

Electric and Magnetic Fields

In January 2006, the CPUC issued a decision updating its policies and procedures related to EMF emanating from regulated utility facilities. The decision concluded that a direct link between exposure to EMF and human health effects has yet to be proven, and affirmed the CPUC’s existing “low-cost/no-cost” EMF policies to mitigate EMF exposure for new utility transmission and substation projects.

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

SCE’s revenues and earnings are substantially affected by regulatory proceedings known as general rate cases and cost of capital proceedings. General rate cases are expected to occur every three years. During those cases, the CPUC determines SCE’s rate base (the value of assets on which SCE earns a rate of return for investors), depreciation rates, operation and maintenance costs, and administrative and general costs that SCE may recover from its customers through its rates. Cost of capital proceedings are currently conducted annually. During those cases, the CPUC authorizes SCE’s capital structure and the return on common equity applicable to the rate base determined in the general rate case proceedings. More information about these proceedings is set forth in the MD&A under the heading “SCE: Regulatory Matters.”

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

SCE is subject to extensive environmental regulation and permitting requirements that involve significant and increasing costs. SCE devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with existing and anticipated environmental regulatory requirements. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. The U.S. Congress is deliberating over competing proposals to regulate GHG emissions. In addition, the attorneys general of several states, including California, certain environmental advocacy groups, and numerous state regulatory agencies in the United States have been focusing considerable attention on GHG emissions from coal-fired power plants and their potential role in climate change. The adoption of laws and regulations to implement GHG controls could adversely affect operations, particularly of the coal-fired plants. The continued operation of SCE facilities, particularly the coal-fired facilities, may require substantial capital expenditures for environmental controls. In addition, future environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities, could affect the costs and the manner in which SCE conducts business. Furthermore, changing environmental regulations could make some units uneconomical to maintain or operate. If the affected subsidiaries cannot comply with all applicable regulations, they could be required to retire or suspend operations at such facilities, or to restrict or modify the operations of these facilities, and their business, results of operations and financial condition could be adversely affected.

SCE is subject to extensive regulation and the risk of adverse regulatory decisions and changes in applicable regulations or legislation.

SCE operates in a highly regulated environment. SCE’s business is subject to extensive federal, state and local energy, environmental and other laws and regulations. The CPUC regulates SCE’s retail operations, and the FERC regulates SCE’s wholesale operations. The NRC regulates SCE’s nuclear power plants. The construction, planning, and siting of SCE’s power plants and transmission lines in California are also subject to the jurisdiction of the CEC (for plants 50 MW or greater), and the CPUC. The construction, planning and siting of transmission lines that are outside of California are subject to the regulation of the relevant state agency. Additional regulatory authorities with jurisdiction over some of SCE’s operations and construction projects include the CARB, the California State Water Resources Control Board, the California Department of Toxic Substances Control, the California Coastal Commission, the US EPA, the Bureau of Land Management,

the U.S. Fish and Wildlife Services, the U.S. Forest Service, Regional Water Quality Boards, the Bureau of Indian Affairs, the United States Department of Energy, the NRC, and various local regulatory districts.

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

SCE operates and is majority owner of San Onofre and is part owner of Palo Verde. The United States Department of Energy has defaulted on its obligation to begin accepting spent nuclear fuel from commercial nuclear industry participants by January 31, 1998. If SCE or the operator of Palo Verde were unable to arrange and maintain sufficient capacity for interim spent-fuel storage now or in the future, it could hinder operation of the plants and impair the value of SCE’s ownership interests until storage could be obtained, each of which may have a material adverse effect on SCE.

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

Item 3. Legal Proceedings

Catalina South Coast Air Quality Management District Potential Environmental Proceeding

During the first half of 2006, the South Coast Air Quality Management District (SCAQMD) issued three NOVs alleging that Unit 15, SCE’s primary diesel generation unit on Catalina Island, had exceeded the NOx emission limit dictated by its air permit. Prior to the NOVs, SCE had filed an application with the SCAQMD seeking a permit revision that would allow a three-hour averaging of the NOx limit during normal (non-startup) operations and clarification regarding a startup exemption. In July 2006, the SCAQMD denied SCE’s application to revise the Unit 15 air permit, and informed SCE that several conditions would have to be satisfied prior to re-application. SCE is currently in the process of developing and supplying the information and analyses required by those conditions.

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

CPUC Investigation Regarding Performance Incentives Rewards

Information about the CPUC investigation regarding SCE’s performance-based ratemaking (PBR) rewards for customer satisfaction, injury and illness reporting and system reliability portions of PBR appears in the MD&A under the heading “SCE: Regulatory Matters — Investigations Regarding Performance Incentive Rewards — CPUC Investigation.”

Navajo Nation Litigation

Information about the Navajo Nation litigation appears in the MD&A under the heading “Other Developments — Navajo Nation Litigation.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Edison International during the fourth quarter of 2007.

Pursuant to Form 10-K’s General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers of the Registrant

	Age at
Executive Officer(1)	December 31, 2007	Company Position

Alan J. Fohrer	57	Chairman of the Board and Chief Executive Officer
John R. Fielder	62	President
Polly L. Gault	54	Executive Vice President, Public Affairs
Diane L. Featherstone	54	Senior Vice President, Human Resources
Bruce C. Foster	55	Senior Vice President, Regulatory Operations
Cecil R. House	46	Senior Vice President, Safety, Operations Support and Chief Procurement Officer
Ronald L. Litzinger	48	Senior Vice President, Transmission and Distribution
Thomas M. Noonan	56	Senior Vice President and Chief Financial Officer
Barbara J. Parsky	60	Senior Vice President, Corporate Communications
Stephen E. Pickett	57	Senior Vice President and General Counsel
Pedro J. Pizarro	42	Senior Vice President, Power Procurement
Richard M. Rosenblum	57	Senior Vice President, Generation and Chief Nuclear Officer
Mahvash Yazdi	56	Senior Vice President, Business Integration, and Chief Information Officer
Lynda L. Ziegler	55	Senior Vice President, Customer Service
Linda G. Sullivan	44	Vice President and Controller

(1)	The term “Executive Officers” is defined by Rule 3b-7 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

None of SCE’s executive officers is related to each other by blood or marriage. As set forth in Article IV of SCE’s Bylaws, the elected officers of SCE are chosen annually by and serve at the pleasure of SCE’s Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE, Edison International and/or the nonutility company affiliates of SCE for more than five years, except for Mr. House, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officer	Company Position	Effective Dates

Alan J. Fohrer	Chairman of the Board and Chief Executive Officer, SCE	June 2007 to present
	Chief Executive Officer and Director, SCE	January 2003 to June 2007

John R. Fielder	President, SCE	October 2005 to present
	Senior Vice President, Regulatory Policy and Affairs, SCE	February 1998 to October 2005

Executive Officer	Company Position	Effective Dates

Polly L. Gault	Executive Vice President, Public Affairs, Edison International and SCE	March 2007 to present
	Senior Vice President, Public Affairs, Edison International and SCE	March 2006 to February 2007
	Vice President, Public Affairs, Edison	January 2004 to February
	International and SCE	2006
	Regional Vice President, Public Affairs, Edison International	January 2001 to December 2003

Diane L. Featherstone	Senior Vice President, Human Resources, Edison International and SCE	March 2007 to present
	Senior Vice President and General Auditor, Edison International and SCE	March 2007 to April 2007
	Vice President and General Auditor, Edison International and SCE	September 2002 to March 2007

Bruce C. Foster	Senior Vice President, Regulatory Operations, SCE	March 2006 to present
	Vice President, Regulatory Operations, SCE	January 1995 to February 2006

Cecil R. House	Senior Vice President, Operations Support, and Chief Procurement Officer, Edison International and SCE	March 2007 to present
	Vice President, Operations Support and Chief Procurement Officer, SCE	April 2006 to February 2007(?)
	Vice President, Public Service Electric & Gas Company(1)	February 2003 to March 2006
	Vice President, Automatic Data Processing, Inc.(2)	January 2001 to January 2003

Ronald L. Litzinger	Senior Vice President, Transmission and Distribution, SCE	May 2005 to present
	Vice President, Strategic Planning, Edison International	May 2004 to April 2005
	Senior. Vice President and Chief Technical Officer, EME(3)	January 2002 to April 2004

Thomas M. Noonan	Senior Vice President and Chief Financial Officer, SCE	June 2005 to present
	Vice President and Controller, Edison	March 1999 to May 2005
International and SCE

Barbara J. Parsky	Senior Vice President, Corporate Communications, Edison International and SCE	March 2007 to present
	Vice President, Corporate Communications, Edison International and SCE	June 2002 to February 2007

Stephen E. Pickett	Senior Vice President and General Counsel, SCE	January 2002 to present

Executive Officer	Company Position	Effective Dates

Pedro J. Pizarro	Senior Vice President, Power Procurement, SCE	May 2005 to present
	Vice President, Power Procurement, SCE	January 2004 to April 2005
	Vice President, Strategy and Business	July 2001 to December 2003
Development, SCE

Richard M. Rosenblum	Senior Vice President, Generation, and Chief Nuclear Officer, SCE	November 2005 to present
	Senior Vice President, Generation, SCE	September 2005 to November 2005
	Senior Vice President, Transmission &	February 1998 to September
	Distribution, SCE	2005

Mahvash Yazdi	Senior Vice President, Business Integration, and Chief Information Officer, Edison International and SCE	September 2003 to present
	Senior Vice President and Chief Information Officer, Edison International and SCE	January 2000 to September 2003

Lynda L. Ziegler	Senior Vice President, Customer Service, SCE	March 2006 to present
	Vice President, Customer Programs and Services Division, SCE	May 2005 to February 2006
	Director, Customer Programs and Services Division, SCE	January 1999 to April 2005

Linda G. Sullivan	Vice President and Controller, Edison International and SCE	June 2005 to present
	Assistant Controller, Edison International Assistant Controller, SCE	May 2002 to May 2005 March 2005 to May 2005

(1)	Public Service Electric & Gas Company is a large electric and gas utility located in New Jersey and is not a parent, subsidiary or affiliate of Edison International. Mr. House served as Vice President of Supply Chain Management and Vice President of Customer Operations.

(2)	Automatic Data Processing, Inc. is a large provider of computerized transaction processing and information based business solutions and is not a parent, subsidiary or affiliate of Edison International. Mr. House served as Vice President of Business Development.

(3)	EME is a subsidiary of Edison International and is an independent power producer engaged in the business of owning or leasing, operating and selling energy and capacity from electric power generation facilities.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in the Annual Report, under Quarterly Financial Data on page 103 and is incorporated herein by this reference. As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.

Item 201(d) of Regulation S-K, “Securities Authorized For Issuance Under Equity Compensation Plans,” is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Item 6. Selected Financial Data

Information responding to Item 6 is included in the Annual Report under “Selected Financial Data: 2003 — 2007” on page 104, and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information responding to Item 7 is included in the Annual Report on pages 4 through 48 and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the MD&A under the headings “SCE: Market Risk Exposures” on pages 31 through 34.

Item 8. Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 15 in Part III. Other information responding to Item 8 is included in the Annual Report on pages 51 through 55 and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

SCE’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of SCE’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, SCE’s disclosure and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

SCE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) for SCE. Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, SCE’s management conducted an evaluation of the effectiveness of SCE’s internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, SCE’s management concluded that SCE’s internal control over financial reporting was effective as of December 31, 2007.

Change in Internal Control Over Financial Reporting

There were no changes in SCE’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, SCE’s internal control over financial reporting.

SCE has not designed, established, or maintained internal control over financial reporting for four variable interest entities, referred to as “VIEs,” that SCE was required to consolidate under an accounting interpretation issued by the Financial Accounting Standards Board. SCE’s evaluation of internal control over financial reporting does not include these VIEs.

Item 9A(T). Controls and Procedures

This Annual Report on Form 10-K does not include an attestation report of SCE’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by SCE’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit SCE to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning executive officers of SCE is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 will appear in SCE’s definitive Proxy Statement to be filed with the SEC in connection with SCE’s Annual Shareholders’ Meeting to be held on April 24, 2008, under the headings “Election of Directors, Nominees for Election,” and “Board Committees and Subcommittees,” and is incorporated herein by this reference.

The Edison International Ethics and Compliance Code is applicable to all Directors, officers and employees of Edison International and its majority-owned subsidiaries, including SCE. The Code is available on Edison International’s Internet website at www.edisonethics.com and is available in print without charge upon request from the SCE Corporate Secretary. Any amendments or waivers of Code provisions for SCE’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Edison International’s Internet website at www.edisonethics.com.

Item 11. Executive Compensation

Information responding to Item 11 will appear in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committees’ Report,” “Compensation Committees’ Interlocks and Insider Participation,” “Summary Compensation Table — Fiscal 2007,” “Grants of Plan-Based Awards in Fiscal 2007,” “Outstanding Equity Awards at Fiscal 2007 Year-End,” “Option Exercises and Stock Vested in Fiscal 2007,” “Pension Benefits,” “Non-qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responding to Item 12 will appear in the Proxy Statement under the headings “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Shareholders,” and is incorporated herein by this reference.

Item 201(d) of Regulation S-K, “Securities Authorized For Issuance Under Equity Compensation Plans,” is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responding to Item 13 will appear in the Proxy Statement under the headings “Certain Relationships and Related Transactions,” and “Questions and Answers on Corporate Governance — Is SCE subject to the same stock exchange listing standards regarding corporate governance matters as Edison International?, — Q: How do the Edison International and SCE Boards determine which Directors are considered independent? and — Q: Which Directors have the Edison International and SCE Boards determined are independent?” and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Information responding to Item 14 will appear in the Proxy Statement under the heading “Independent Registered Public Accounting Firm Fees,” and is incorporated herein by this reference.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following items contained in the Annual Report are found on pages 4 through 103, and are incorporated herein by this reference to Exhibit 13 to this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2007, 2006, and 2005

Consolidated Balance Sheets — December 31, 2007 and 2006

Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Common Shareholders’ Equity — Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a)(2) Report of Independent Registered Public Accounting Firm and Schedules Supplementing

Financial Statements

The following documents may be found in this report at the indicated page numbers:

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	27
Schedule II — Valuation and Qualifying Accounts for the
Year Ended December 31, 2007	28
Year Ended December 31, 2006	29
Year Ended December 31, 2005	30

Schedules I and III through V, inclusive, are omitted as not required or not applicable.

(a)(3) Exhibits

See Exhibit Index beginning on page 32 of this report.

SCE will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to SCE of its reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors
of Southern California Edison Company

Our audits of the consolidated financial statements referred to in our report dated February 27, 2008, appearing in the 2007 Annual Report of Southern California Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2008

Southern California Edison Company

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2007

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

In millions

Uncollectible accounts
Customers	$18.4	$19.5	$—	$17.3		$20.6
All other	10.1	9.0	—	5.2		13.9

Total	$28.5	$28.5	$—	$22.5	(a)	$34.5

(a) Accounts written off, net.

Southern California Edison Company

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2006

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

In millions
Uncollectible accounts
Customers	$21.9	$7.0	$—	$10.5		$18.4
All other	10.8	5.0	—	5.7		10.1

Total	$32.7	$12.0	$—	$16.2	(a)	$28.5

(a) Accounts written off, net.

Southern California Edison Company

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2005

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

In millions
Uncollectible accounts
Customers	$24.0	$8.4	$—	$10.5		$21.9
All other	6.9	8.4	—	4.5		10.8

Total	$30.9	$16.8	$—	$15.0	(a)	$32.7

(a)	Accounts written off, net.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Linda G. Sullivan
LINDA G. SULLIVAN
Vice President and Controller
Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

Principal Executive Officer:
	Alan J. Fohrer*	Chairman of the Board and Chief Executive Officer

Principal Financial Officer:
	Thomas M. Noonan*	Senior Vice President and Chief Financial Officer

Controller or Principal Accounting Officer:
	Linda G. Sullivan	Vice President and Controller

Board of Directors:
	John E. Bryson*	Director
	Vanessa C.L. Chang*	Director
	France A. Córdova*	Director
	Charles B. Curtis*	Director
	Bradford M. Freeman*	Director
	Luis G. Nogales*	Director
	Ronald L. Olson*	Director
	James M. Rosser*	Director
	Richard T. Schlosberg, III*	Director
	Robert H. Smith*	Director
	Thomas C. Sutton*	Director
	Brett White*	Director

*By:	/s/ Linda G. Sullivan LINDA G. SULLIVAN Vice President and Controller

Date: February 27, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Certificate of Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006 (File No. 1-9936, filed as Exhibit 3.1 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2005)*
3.2		Amended Bylaws of Southern California Edison Company, as Adopted by the Board of Directors effective October 20, 2005 (File No. 1-2313, filed as Exhibit 3.1 to Southern California Edison Company’s Form 8-K dated October 20, 2005, and filed October 26, 2005)*
4.1		Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*
4.2		Supplemental Indenture, dated as of March 1, 1927 (Registration No. 2-1369)*
4.3		Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
4.4		Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
4.5		Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.6		Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.7		Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.8		Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*
4.9		Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313, Form 8-K dated July 22, 1992)*
4.10		Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*
10	.1**	Form of 1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1981)*
10	.2**	Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1985)*
10	.2.1**	Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation Plan Deferred Compensation Agreement with John E. Bryson, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.34 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*
10	.2.2**	Agreement between Edison International and Southern California Edison Company, dated December 31, 2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation Plan Agreement for Executives, dated September 27, 1985, as amended, and the Deferred Compensation Plan Deferred Compensation Agreement, dated November 28, 1984, as amended (File No. 1-2313, filed as Exhibit 10.35 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*
10	.3**	Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1985)*
10	.3.1**	Amendment to 1985 Deferred Compensation Plan Agreement for Directors with James M. Rosser, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.36 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*
10	.4**	Director Deferred Compensation Plan as restated May 14, 2002 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*
10	.4.1**	Director Deferred Compensation Plan Amendment No. 1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.4.1 to Edison International’s Form 10-K for the year ended December 31, 2002)*
10	.5**	2008 Director Deferred Compensation Agreement, effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*

Exhibit
Number		Description

10	.6**	Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to Edison International’s Form 10-K for the year ended December 31, 1995)*
10	.6.1**	Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*
10	.7**	Executive Deferred Compensation Plan, as amended and restated January 1, 1998 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 1998)*
10	.7.1**	Executive Deferred Compensation Plan Amendment No. 1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.6.1 to Edison International’s Form 10-K for the year ended December 31, 2002)*
10	.8**	2008 Executive Deferred Compensation Plan, effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.9**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International’s Form 10-K for the year ended December 31, 1995)*
10	.9.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*
10	.10.1**	Executive Supplemental Benefit Program, as amended January 1, 2008 (File No. 1-9936, filed as Exhibit 10.7 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.11**	Dispute resolution amendment, adopted November 30, 1989 of 1981 Executive Deferred Compensation Plan and 1985 Executive and Director Deferred Compensation Plans (File No. 1-9936, filed as Exhibit 10.21 to Edison International’s Form 10-K for the year ended December 31, 1998)*
10	.12**	Executive Retirement Plan as restated effective April 1, 1999 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended September 30, 1999)*
10	.12.1**	Executive Retirement Plan Amendment 2001-1, effective March 12, 2001 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2001)*
10	.12.2**	Executive Retirement Plan Amendment 2002-1, effective January 1, 2003 (File No. 1-9936, filed as Exhibit 10.10.2 to Edison International’s Form 10-K for the year ended December 31, 2002)*
10	.12.3**	Executive Retirement Plan Amendment 2005-1, effective December 14, 2005 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended June 30, 2007)*
10	.12.4**	Executive Retirement Plan Amendment 2006-1, effective January 1, 2007 (File No. 1-9936, filed as Exhibit 10.10.3 to Edison International’s Form 10-K for the year ended December 31, 2006)*
10	.13**	Executive Retirement Plan effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.14**	Executive Incentive Compensation Plan, as amended October 24, 2007 (File No. 1-9936, filed as Exhibit 10.9 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.15**	2008 Executive Disability Plan, effective January 1, 2008 (File 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.16**	2008 Executive Survivor Benefit Plan, effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.8 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.17**	Retirement Plan for Directors, as amended and restated effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.5 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.18**	Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 1998)*
10	.18.1**	Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*
10	.18.2**	Amendment of Equity Compensation Plans, adopted October 25, 2006 (File No. 1-9936, filed as Exhibit 10.52 to Edison International’s Form 10-K for the year ended December 31, 2006)*

Exhibit
Number		Description

10	.19**	2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*
10	.20**	2007 Performance Incentive Plan (File No. 1-9936, filed as Exhibit A to the Edison International and Southern California Edison Joint Proxy Statement filed on March 16, 2007)*
10	.21**	Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 1999)*
10	.21.1**	Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity Compensation Plan, as restated (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2000)*
10	.21.2**	Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*
10	.21.3**	Terms and conditions for 2002 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2002)*
10	.21.4**	Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2003)*
10	.21.5**	Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2004)*
10	.21.6**	Terms and conditions for 2005 long-term compensation award under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.2 to Edison International’s Form 8-K dated December 16, 2004 and filed on December 22, 2004)*
10	.21.7**	Terms and conditions for 2006 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.29 to Edison International’s Form 10-K for the year ended December 31, 2005)*
10	.21.8**	Terms and conditions for 2007 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.1 to Edison International’s Form 8-K dated February 22, 2007 and filed on February 26, 2007)*
10	.22**	Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*
10	.22.1**	Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2004)*
10	.22.2**	Director Nonqualified Stock Option Terms and Conditions under the 2007 Performance Incentive Plan (File 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2007)*
10	.23**	Estate and Financial Planning Program as amended April 23, 1999 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 1999)*
10	.24**	Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer dated February 17, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2000)*
10	.25**	2008 Executive Severance Plan, as adopted effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.6 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.26**	Director Deferred Compensation Plan Authorization of Edison International (File No. 1-9936, filed in Edison International’s Form 8-K dated December 30, 2004, and filed on January 5, 2005)*

Exhibit
Number		Description

10	.27**	2008 Director Deferred Compensation Plan, effective January 1, 2008 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.28**	Edison International Director Compensation Schedule, as adopted May 19, 2005, as amended (File No. 1-9936, filed as Exhibit 10.47 to Edison International’s Form 10-K for the year ended December 31, 2005)*
10	.29**	Edison International Director Compensation Schedule, as adopted June 29, 2007 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2007)*
10	.30**	Edison International Director Matching Gifts Program, as adopted June 29, 2007 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 2007)*
10	.31**	Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No. 1-9936, filed as Exhibit 99.3 to Edison International’s Form 8-K dated May 19, 2005, and filed on May 25, 2005)*
10	.32**	Form of Indemnity Agreement between Southern California Edison Company and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-2313, filed as Exhibit 10.5 to Southern California Edison Company’s Form 10-Q for the period ended June 30, 2005, and filed on August 9, 2005)*
10.33		Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.33.1	Administrative Agreement re Tax Allocation Payments among Edison International, Southern California Edison Company, The Mission Group, Edison Capital, Mission Energy Holding Company, Edison Mission Energy, Edison O&M Services, Edison Enterprises, and Mission Land Company dated July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.4 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.34**	2007 Executive Bonus Program (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 8-K dated April 26, 2007 and filed on May 2, 2007)*
10	.35**	Edison International Executive Perquisites (File No. 1-9936, filed as Exhibit 10.53 to Edison International’s Form 10-K for the year ended December 31, 2006)*
10.36		Amended and Restated Credit Agreement, dated February 23, 2007 among Southern California Edison Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and Credit Suisse First Boston, Lehman Commercial Paper, Inc., and Wells Fargo Bank, N.A., as Documentation Agents and the lenders thereto (File No. 1-2313, to Southern California Edison Company’s Form 8-K dated February 22, 2007 and filed on February 27, 2007)*
12		Computation of Ratios of Earnings to Fixed Charges
13		Selected portions of the Annual Report to Shareholders for year ended December 31, 2007
23		Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1		Power of Attorney
24.2		Certified copy of Resolution of Board of Directors Authorizing Signature
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32		Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference pursuant to Rule 12b-32.

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.