Form 10-Q
period 2008-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 2008-05-08
CIK 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer  ☐                        Accelerated Filer  ☐                            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2008
Common Stock, no par value	434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AB	Assembly Bill

AFUDC	allowance for funds used during construction

APS	Arizona Public Service Company

ARO(s)	asset retirement obligation(s)

CAA	Clean Air Act

CARB	Clean Air Resources Board

CDWR	California Department of Water Resources

CEC	California Energy Commission

CPSD	Consumer Protection and Safety Division

CPUC	California Public Utilities Commission

CRRs	congestion revenue rights

District Court	U.S. District Court for the District of Columbia

DOE	United States Department of Energy

DPV2	Devers-Palo Verde II

DWP	Los Angeles Department of Water & Power

EITF	Emerging Issues Task Force

EME	Edison Mission Energy

ERRA	energy resource recovery account

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGIC	Financial Guarantee Insurance Company

FIN 39-1	Financial Accounting Standards Interpretation No. 39-1, Amendment of FASB Interpretation No. 39

FIN 48	Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109

FTRs	firm transmission rights

GAAP	general accepted accounting principles

GRC	General Rate Case

IRS	Internal Revenue Service

ISO	California Independent System Operator

kWh(s)	kilowatt-hour(s)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Midway-Sunset	Midway-Sunset Cogeneration Company

Mohave	Mohave Generating Station

GLOSSARY (Continued)

MRTU	Market Redesign Technology Upgrade

MW	megawatts

MWh	megawatt-hours

NOx	nitrogen oxide

NRC	Nuclear Regulatory Commission

Palo Verde	Palo Verde Nuclear Generating Station

PBOP(s)	postretirement benefits other than pension(s)

PBR	performance-based ratemaking

PG&E	Pacific Gas & Electric Company

POD	Presiding Officer’s Decision

PX	California Power Exchange

QF(s)	qualifying facility(ies)

RICO	Racketeer Influenced and Corrupt Organization

ROE	return on equity

S&P	Standard & Poor’s

San Onofre	San Onofre Nuclear Generating Station

SCE	Southern California Edison Company

SDG&E	San Diego Gas & Electric

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS No. 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities

SFAS No. 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements

SFAS No. 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans

SFAS No. 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

SFAS No. 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements

SFAS No. 161	Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

SO2	sulfur dioxide

TURN	The Utility Reform Network

USEPA	United States Environmental Protection Agency

VIE(s)	variable interest entity(ies)

SOUTHERN CALIFORNIA EDISON COMPANY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
In millions	2008	2007
	(Unaudited)
Operating revenue	$2,349	$2,222
Fuel	350	310
Purchased power	491	317
Provisions for regulatory adjustment clauses – net	172	289
Other operation and maintenance	677	601
Depreciation, decommissioning and amortization	253	276
Property and other taxes	62	55
Gain on sale of assets	(1)	—
Total operating expenses	2,004	1,848
Operating income	345	374
Interest income	5	11
Other nonoperating income	19	17
Interest expense – net of amounts capitalized	(97)	(107)
Other nonoperating deductions	(12)	(11)
Income before income tax and minority interest	260	284
Income tax expense	81	53
Minority interest	16	38
Net income	163	193
Dividends on preferred and preference stock not subject to mandatory redemption	13	13
Net income available for common stock	$150	$180

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
In millions	2008	2007
	(Unaudited)
Net income	$163	$193
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net gain (loss) included in expense – net of tax	(1)	1
Comprehensive income	$162	$194

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and equivalents	$282	$252
Short-term investments	1	—
Receivables, less allowance of $34 for uncollectible accounts at each date	727	725
Accrued unbilled revenue	342	370
Inventory	274	283
Derivative assets	164	53
Margin and collateral deposits	36	35
Regulatory assets	128	197
Accumulated deferred income taxes – net	101	146
Other current assets	215	188
Total current assets	2,270	2,249
Nonutility property – less accumulated provision for depreciation of $718 and $701 at respective dates	989	1,000
Nuclear decommissioning trusts	3,195	3,378
Other investments	79	69
Total investments and other assets	4,263	4,447
Utility plant, at original cost:
Transmission and distribution	19,158	18,940
Generation	1,795	1,767
Accumulated provision for depreciation	(5,306)	(5,174)
Construction work in progress	1,820	1,693
Nuclear fuel, at amortized cost	231	177
Total utility plant	17,698	17,403
Derivative assets	44	28
Regulatory assets	2,726	2,721
Other long-term assets	633	629
Total long-term assets	3,403	3,378

Total assets	$27,634	$27,477

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$400	$500
Long-term debt due within one year	150	—
Accounts payable	717	914
Accrued taxes	79	42
Accrued interest	119	126
Counterparty collateral	48	42
Customer deposits	221	218
Book overdrafts	182	204
Derivative liabilities	36	97
Regulatory liabilities	1,201	1,019
Other current liabilities	526	548
Total current liabilities	3,679	3,710
Long-term debt	5,316	5,081
Accumulated deferred income taxes – net	2,529	2,556
Accumulated deferred investment tax credits	103	105
Customer advances	150	155
Derivative liabilities	14	13
Power-purchase contracts	22	22
Accumulated provision for pensions and benefits	823	786
Asset retirement obligations	2,907	2,877
Regulatory liabilities	3,256	3,433
Other deferred credits and other long-term liabilities	1,213	1,136
Total deferred credits and other liabilities	11,017	11,083
Total liabilities	20,012	19,874
Commitments and contingencies (Note 5)
Minority interest	428	446
Common stock, no par value (434,888,104 shares outstanding at each date)	2,168	2,168
Additional paid-in capital	518	507
Accumulated other comprehensive loss	(16)	(15)
Retained earnings	3,604	3,568
Total common shareholder’s equity	6,274	6,228
Preferred and preference stock not subject to mandatory redemption	920	929
Total shareholders’ equity	7,194	7,157

Total liabilities and shareholders’ equity	$27,634	$27,477

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
In millions	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$163	$193
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	253	276
Realized loss on impairment of nuclear decommissioning trusts	45	8
Other amortization	24	26
Stock-based compensation	3	3
Minority interest	16	38
Deferred income taxes and investment tax credits	(2)	(184)
Regulatory assets	77	173
Regulatory liabilities	186	152
Derivative assets	(127)	(109)
Derivative liabilities	(60)	(85)
Other assets	(13)	(14)
Other liabilities	86	220
Margin and collateral deposits – net of collateral received	6	6
Receivables and accrued unbilled revenue	26	67
Inventory and other current assets	(18)	(144)
Book overdrafts	(22)	24
Accrued interest and taxes	30	200
Accounts payable and other current liabilities	(215)	(162)
Net cash provided by operating activities	458	688
Cash flows from financing activities:
Long-term debt issued	600	—
Long-term debt issuance costs	(9)	(1)
Long-term debt repaid	—	(9)
Bonds repurchased	(212)	—
Preferred stock redeemed	(7)	—
Rate reduction notes repaid	—	(62)
Short-term debt financing – net	(100)	120
Shares purchased for stock-based compensation	(15)	(59)
Proceeds from stock option exercises	5	23
Excess tax benefits related to stock option exercises	6	10
Minority interest	(34)	(47)
Dividends paid	(38)	(73)
Net cash provided (used) by financing activities	196	(98)
Cash flows from investing activities:
Capital expenditures	(588)	(560)
Proceeds from nuclear decommissioning trust sales	829	1,029
Purchases of nuclear decommissioning trust investments	(859)	(1,062)
Sales of short-term investments	—	1,173
Purchases of short-term investments	(1)	(1,173)
Restricted cash	—	2
Customer advances for construction and other investments	(5)	3
Net cash used by investing activities	(624)	(588)
Net increase in cash and equivalents	30	2
Cash and equivalents, beginning of period	252	83
Cash and equivalents, end of period	$282	$85

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair statement of the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year. The quarterly report should be read in conjunction with SCE’s Annual Report to Shareholders incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

SCE’s significant accounting policies were described in Note 1 of “Notes to consolidated financial statements” included in its 2007 Annual Report on Form 10-K. SCE follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2008 as discussed below in “Margin and Collateral Deposits” and “New Accounting Pronouncements”.

Certain prior-period reclassifications have been made to conform to the current year financial statement presentation mostly pertaining to the adoption of FIN No. 39-1.

Margin and Collateral Deposits

Margin and collateral deposits include margin requirements and cash deposited with and received from counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits varies based on changes in the value of the agreements. See “New Accounting Pronouncements” below for a discussion of the adoption of FIN No. 39-1. In accordance with FIN No. 39-1, SCE presents a portion of its margin and cash collateral deposits net with its derivative positions on its consolidated balance sheets. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $4 million at March 31, 2008 compared to $2 million cash collateral provided to others that have been offset against net derivative liabilities at December 31, 2007, respectively.

New Accounting Pronouncements

Accounting Pronouncement Adopted

In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. SCE adopted FIN No. 39-1 effective January 1, 2008. The adoption resulted in netting a portion of margin and cash collateral deposits with derivative positions on SCE’s consolidated balance sheets, but had no impact on SCE’s consolidated statements of income. The consolidated balance sheet at December 31, 2007 has been retroactively restated for the change, which resulted in a decrease in margin and collateral deposits of $2 million. The consolidated statements of cash flows for the three months ended March 31, 2007 has been retroactively restated to reflect the balance sheet changes but had no impact on cash flows from operating activities.

In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SCE adopted this pronouncement effective January 1, 2008. The adoption had no impact because SCE did not make an optional election to report additional financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SCE adopted SFAS No. 157 effective January 1, 2008. The adoption did not result in any retrospective adjustments to its consolidated financial statements. The accounting requirements for employers’ pension and other postretirement benefit plans are effective at the end of 2008, which is the next measurement date for these benefit plans. The effective date will be January 1, 2009 for asset retirement obligations and other nonfinancial assets and liabilities which are measured or disclosed on a non-recurring basis. For further discussion, see Note 7.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 160, which requires an entity to present minority interest that reflects the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity’s equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SCE will adopt SFAS No. 160 on January 1, 2009. In accordance with this standard, SCE will reclassify minority interest to a component of shareholder’s equity (at March 31, 2008 this amount was $428 million).

In March 2008, the FASB issued SFAS No. 161, which requires additional disclosure related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. SCE will adopt SFAS No. 161 in the first quarter of 2009. SFAS No. 161 will impact disclosures only and will not have an impact on SCE’s consolidated results of operations, financial condition or cash flows.

Property and Plant

Utility Plant

Utility plant additions, including replacements and betterments, are capitalized. Such costs include direct material and labor, construction overhead, a portion of administrative and general costs capitalized at a rate authorized by the CPUC, and AFUDC. AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction. Currently, AFUDC debt and equity is capitalized during plant construction and reported in interest expense and other nonoperating income, respectively. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset.

On November 26, 2007, the FERC issued an order granting incentives on three of SCE’s largest proposed transmission projects, DPV2, Tehachapi Transmission Project (“Tehachapi”), and Rancho Vista Substation Project (“Rancho Vista”). The order permits SCE to include in rate base 100% of prudently-incurred capital expenditures during construction of all three projects. On February 29, 2008, the FERC approved SCE’s revision to its Transmission Owner Tariff to collect 100% of construction work in progress (CWIP) for these projects in rate base and earn a return on equity, rather than capitalizing AFUDC. SCE implemented the CWIP rate, subject to refund, on March 1, 2008. For further discussion, see “FERC Transmission Incentives” in Note 5.

Related Party Transactions

During the first quarter of 2008, SCE entered, through a competitive bidding process, a ten-year power-purchase contract with a subsidiary of EME for the output of a 479 MW gas-peaking facility located in the City of Industry, California, which is referred to as the Walnut Creek project. The power-purchase agreement is subject to approval of the CPUC which SCE requested on April 4, 2008. CPUC approval is expected to be granted by late 2008. As an affiliate transaction, the contract is also subject to FERC approval, which was requested on May 2, 2008. Deliveries under the power-purchase agreement are expected to commence in 2013.

Note 2. Liabilities and Lines of Credit

Long-Term Debt

In January 2008, SCE issued $600 million of 5.95% first and refunding mortgage bonds due in 2038. The proceeds were used to repay SCE’s outstanding commercial paper of approximately $426 million and for general corporate purposes.

The interest rates on one issue of SCE’s pollution control bonds insured by FGIC, totaling $249 million, were reset every 35 days through an auction process. Due to a loss of confidence in the creditworthiness of the bond insurers, there has been a significant reduction in market liquidity for auction rate bonds and interest rates on these bonds have risen. Consequently, SCE purchased in the secondary market $37 million of its auction rate bonds in December 2007. In the first three months of 2008, SCE purchased the remaining $212 million of its auction rate bonds, converted the issue to a variable rate mode, and terminated the FGIC insurance policy. The bonds remain outstanding and have not been retired or cancelled.

Short-Term Debt

Short-term debt is generally used to finance fuel inventories, balancing account undercollections and general, temporary cash requirements including power-purchase payments. At March 31, 2008, the outstanding short-term debt was $400 million at a weighted-average interest rate of 3.36%. This short-term debt is supported by a $2.5 billion credit line (see below in “Credit Agreement Amendment”).

Credit Agreement Amendment

On March 12, 2008, SCE amended its existing credit facility, extending the maturity to February 2013 while retaining existing borrowing costs as specified in the facility. The amendment also provides four extension options which, if all exercised, will result in a final termination of February 2017. At March 31, 2008, the $2.5 billion credit facility supported $217 million in letters of credit and $400 million of short-term debt outstanding, leaving $1.88 billion available for liquidity purposes.

Note 3. Income Taxes

Southern California Edison’s composite federal and state statutory income tax rate was approximately 40% (net of the federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate was 33% for the three months ended March 31, 2008, as compared to 22% for the respective period in 2007. The increased effective tax rate was caused primarily by reductions made to the income tax reserve during the first quarter of 2007 to reflect progress in an administrative appeals process with the IRS related to the income tax treatment of costs associated with environmental remediation.

Accounting for Uncertainty in Income Taxes

Pursuant to the requirements of FIN 48, SCE records tax reserves for uncertain tax return positions taken or expected to be taken on tax returns. Edison International also has filed affirmative tax claims related to uncertain tax positions, which, if accepted, could result in refunds of taxes paid or additional tax benefits for positions not reflected on filed original tax returns. FIN 48 requires the disclosure of all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims.

Unrecognized Tax Benefits Tabular Disclosure

The following table provides a reconciliation of unrecognized tax benefits from January 1, 2008 to March 31, 2008:

In millions	(Unaudited)
Balance at January 1, 2008	$1,950
Tax positions taken during the current year
Increases	77
Decreases	—
Tax positions taken during a prior year
Increases	20
Decreases	(62)
Decreases for settlements during the period	—
Reductions for lapses of applicable statute of limitations	—
Balance at March 31, 2008	$1,985

The unrecognized tax benefits in the table above reflects affirmative claims related to timing differences of $1.5 billion and $1.6 billion at March 31, 2008 and January 1, 2008, respectively, but have not met the recognition threshold pursuant to FIN 48 and have been denied by the IRS as part of their examinations. These affirmative claims remain unpaid by the IRS and no receivable has been recorded. Edison International is vigorously defending these affirmative claims in IRS administrative appeals proceedings.

It is reasonably possible that Edison International could reach a settlement with the IRS to all or a portion of the unrecognized tax benefits through tax year 2002 within the next 12 months, which could reduce unrecognized tax benefits by up to $1.2 billion.

The total amount of unrecognized tax benefits as of March 31, 2008 and January 1, 2008 that, if recognized, would have an effective tax rate impact is $60 million and $65 million, respectively.

The total amount of accrued interest and penalties were $106 million and $96 million as of March 31, 2008 and January 1, 2008, respectively. For the three months ended March 31, 2008, $6 million of after-tax interest expense was recognized and included in income tax expense.

Tax Positions being addressed as part of active examinations and administrative appeals processes

Edison International and its subsidiaries remain subject to examination and administrative appeals by the IRS for tax years 1994 and forward. Edison International is challenging certain IRS deficiency adjustments for tax years 1994 – 1999 with the Administrative Appeals branch of the IRS and Edison International is currently under active IRS examination for tax years 2000 – 2002. In addition, the statute of limitations remains open for tax years 1986 – 1993, which has allowed Edison International to file certain affirmative claims related to these tax years.

During the examination phase for tax years 1994 – 1999, which is complete, the IRS asserted income tax deficiencies related to certain tax positions taken by Edison International on filed tax returns. Edison International is challenging the asserted tax deficiencies in IRS administrative appeals proceedings; however, most of these tax positions relate to timing differences and, therefore, any amounts that would be paid if Edison International’s position is not sustained (exclusive of any penalties) would be deductible on future tax returns filed by Edison International. In addition, Edison International has filed affirmative claims with respect to certain tax years 1986 through 2005 with the IRS and state tax authorities. Any benefits associated with these affirmative claims would be recorded in accordance with FIN 48 which provides that recognition would occur at the earlier of when SCE would make an assessment that the affirmative claim position has a more likely than not probability of being sustained or when a settlement of the affirmative claim is consummated with the tax authority. Certain of these affirmative claims have been recognized as part of the implementation of FIN 48.

Currently, Edison International is under administrative appeals with the California Franchise Tax Board for tax years 1997 – 2002 and under examination for tax years 2003 – 2004. Edison International remains subject to examination by the California Franchise Tax Board for tax years 2005 and forward. Edison International is also subject to examination by other state tax authorities, subject to varying statute of limitations.

Balancing Account Over-Collections

In response to an affirmative claim related to balancing account over-collections, Edison International received an IRS Notice of Proposed Adjustment in July 2007. This affirmative claim is part of the ongoing IRS examinations and administrative appeals process and all of the tax years included in this Notice of Proposed Adjustment remain subject to ongoing examination and administrative appeals. The cash and earnings impacts of this position are dependent on the ultimate settlement of all open tax issues in these tax years. SCE expects that resolution of this particular issue could potentially increase earnings and cash flows within the range of $70 million to $80 million and $300 million to $325 million, respectively.

Contingent Liability Company

The IRS has asserted deficiencies with respect to a transaction entered into by a former SCE subsidiary which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company for tax years 1997 – 1998. This is being considered by the Administrative Appeals branch of the IRS where Edison International is defending its tax return position with respect to this transaction.

Resolution of Federal and State Income Tax Issues Being Addressed in Ongoing Examinations and Administrative Appeals

Edison International continues its efforts to resolve open tax issues through tax year 2002. Although the timing for resolving these open tax positions is uncertain, it is reasonably possible that all or a significant portion of these open tax issues through tax year 2002 could be resolved within the next 12 months.

Note 4. Compensation and Benefits Plans

Pension Plans

As of March 31, 2008, SCE has made $6 million in contributions related to 2007 and $12 million related to 2008 and estimates to make $26 million of additional contributions in the last nine months of 2008. Expected contribution funding could vary from anticipated amounts depending on the funded status at year-end and tax-deductible funding limitations.

Net pension cost recognized is calculated under the actuarial method used for ratemaking. The difference between pension costs calculated for accounting and ratemaking is deferred.

Expense components are:

	Three Months Ended March 31,
In millions	2008	2007
	(Unaudited)
Service cost	$27	$26
Interest cost	46	44
Expected return on plan assets	(63)	(61)
Amortization of prior service cost	4	4
Amortization of net actuarial loss	—	1
Expense under accounting standards	14	14
Regulatory adjustment – deferred	—	1
Total expense recognized	$14	$15

Postretirement Benefits Other Than Pensions

As of March 31, 2008, SCE has made no contributions related to 2007 and $5 million related to 2008 and estimates to make $49 million of additional contributions in the last nine months of 2008. Expected contribution funding could vary from anticipated amounts depending on the funded status at year-end and tax-deductible funding limitations.

Expense components are:

	Three Months Ended March 31,
In millions	2008	2007
	(Unaudited)
Service cost	$11	$10
Interest cost	33	31
Expected return on plan assets	(31)	(30)
Amortization of prior service cost (credit)	(7)	(7)
Amortization of net actuarial loss	4	6
Total expense recognized	$10	$10

Stock-Based Compensation

During the first quarter of 2008, Edison International granted its 2008 stock-based compensation awards, which included stock options, performance shares, deferred stock units and restricted stock units. Total stock-based compensation expense (reflected in the caption “Other operation and maintenance” on the consolidated statements of income) was $4 million for both of the three months ended March 31, 2008 and 2007. The income tax benefit recognized in the consolidated statements of income was $2 million and $1 million for the three months ended March 31, 2008 and 2007, respectively. Total stock-based compensation cost capitalized was $1 million for both of the three months ended March 31, 2008 and 2007.

Stock Options

A summary of the status of Edison International stock options issued at SCE is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2007	6,260,384	$31.21
Granted	1,260,653	$49.95
Expired	(500)	$28.94
Exercised	(185,914)	$25.43
Outstanding at March 31, 2008	7,334,623	$34.58	6.89
Vested and expected to vest at March 31, 2008	7,060,791	$34.13	6.82	$118,744,854
Exercisable at March 31, 2008	4,337,513	$26.89	5.66	$104,349,719

Stock options granted in 2008 do not accrue dividend equivalents.

The amount of cash used to settle stock options exercised was $10 million and $49 million for the three months ended March 31, 2008 and 2007, respectively. Cash received from options exercised was $5 million and $23 million for the three months ended March 31, 2008 and 2007, respectively. The estimated tax benefit from options exercised was $2 million and $10 million for the three months ended March 31, 2008 and 2007, respectively.

Note 5. Commitments and Contingencies

The following is an update to SCE’s commitments. See Note 6 of “Notes to Consolidated Financial Statements” included in SCE’s 2007 Annual Report on Form 10-K for a detailed discussion.

Other Commitments

SCE entered into service contracts associated with uranium enrichment and fuel fabrication during the first three months of 2008. As a result, SCE’s additional fuel supply commitments are estimated to be $23 million for the remainder of 2008, $31 million for 2009, $31 million for 2010, $51 million for 2011, $91 million for 2012 and $204 million thereafter.

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

Mountainview Filter Cake Indemnity

Mountainview owns and operates a power plant in Redlands, California. The plant utilizes water from on-site groundwater wells and City of Redlands (City) recycled water for cooling purposes. Unrelated to the operation of the plant, this water contains perchlorate. The pumping of the water removes perchlorate from the aquifer beneath the plant and concentrates it in the plant’s wastewater treatment “filter cake.” Use of this impacted groundwater for cooling purposes was mandated by Mountainview’s CEC permit. Mountainview has indemnified the City for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City’s solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. SCE has not recorded a liability related to this guarantee.

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

Contingencies

In addition to the matters disclosed in these Notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. SCE believes the outcome of these other proceedings will not materially affect its consolidated results of operations or liquidity.

Environmental Remediation

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCE believes that it is in substantial compliance with environmental regulatory requirements; however, possible future developments, such as the enactment of more stringent environmental laws and regulations, could affect the costs and the manner in which business is conducted and could cause substantial additional capital expenditures. There is no assurance that additional costs would be recovered from customers or that SCE’s consolidated financial position and results of operations would not be materially affected.

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

As of March 31, 2008, SCE’s recorded estimated minimum liability to remediate its 24 identified sites was $64 million, of which $29 million was related to San Onofre. This remediation liability is undiscounted. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $150 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $9 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $33 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $62 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the 12 months ended March 31, 2008 were $23 million.

Based on currently available information, SCE believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range for its identified sites and, based upon the CPUC’s regulatory treatment of environmental remediation costs, SCE believes that costs ultimately recorded will not materially affect its consolidated results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Federal and State Income Taxes

Edison International remains subject to examination and administrative appeals by the IRS for various tax years. See Note 3 for further details.

FERC Transmission Incentives

On November 16, 2007, the FERC issued an order granting incentives on three of SCE’s largest proposed transmission projects:

•

A 125 basis point ROE adder on SCE’s future proposed base ROE (“ROE Adder”) for DPV2, which is a high voltage (500 kV) transmission line from the Valley substation to the Devers substation near Palm Springs, California to a new substation near Palo Verde, west of Phoenix, Arizona;

•

A 125 basis point ROE Adder for the Tehachapi Transmission Project, which is an eleven segment project consisting of newly-constructed and upgraded transmission lines and associated substations to interconnect renewable generation projects near the Tehachapi and Big Creek area; and

•	A 75 basis point ROE Adder for the Rancho Vista Substation Project, which is a new 500 kV substation in the City of Rancho Cucamonga.

The order also grants a higher return on equity on SCE’s entire transmission rate base in SCE’s next FERC transmission rate case for SCE’s participation in the CAISO. SCE has not yet determined when it expects to file its next FERC rate case. In addition, the order permits SCE to include in rate base 100% of prudently-incurred capital expenditures during construction, also known as CWIP, of all three projects and 100% recovery of prudently-incurred abandoned plant costs for DPV2 and Tehachapi, if either or both of these projects are cancelled due to factors beyond SCE’s control.

FERC Construction Work in Progress Mechanism

On December 21, 2007, SCE filed a revision to its Transmission Owner Tariff to collect 100% of CWIP in rate base for Tehachapi, DPV2, and Rancho Vista, as authorized by FERC in its transmission incentives order discussed above. In the CWIP filing, SCE proposed a single-issue rate adjustment ($45 million or a 14.4% increase) to SCE’s currently authorized base transmission revenue requirement to be made effective on March 1, 2008 and later adjusted for amounts actually spent in 2008 through a new balancing account mechanism. The rate adjustment represents actual expenditures from September 1, 2005 through November 30, 2007, projected expenditures from December 1, 2007 through December 31, 2008, and a ROE (which includes the ROE adders approved for Tehachapi, DPV2 and Rancho Vista). SCE projects that it will spend a total of approximately $244 million, $27 million, and $181 million for Tehachapi, DPV2, and Rancho Vista, respectively, from September 1, 2005 through the end of 2008. The 2008 DPV2 expenditure forecast is limited to projected consulting and legal costs associated with SCE’s continued efforts to obtain regulatory approvals necessary to construct the DPV2 Project. On February 29, 2008, the CWIP filing was approved and SCE implemented the CWIP rate on March 1, 2008, subject to refund on the limited issue of whether SCE’s proposed ROEs are reasonable. In the order, SCE was also directed by FERC to make a compliance filing to provide greater detail on the costs reflected in CWIP rates for 2008. SCE made the compliance filing on March 31, 2008. On April 21, 2008, the CPUC filed a protest of the compliance filing at FERC and requested an evidentiary hearing to be set to further review the costs. SCE intends to file a response to the CPUC’s protest, which rejects the CPUC’s request for a further hearing. In addition, on March 1, 2008, the CPUC filed a Petition for Rehearing with the FERC on the FERC’s acceptance of SCE’s proposed ROE for CWIP. SCE cannot predict the outcome of this proceeding.

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

CPUC Investigation

On June 15, 2006, the CPUC instituted a formal investigation to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, employee safety and system reliability portions of PBR. In June 2006, the CPSD of the CPUC issued its report regarding SCE’s PBR program, recommending that the CPUC impose various refunds and penalties on SCE. Subsequently, in September 2006, the CPSD and other intervenors, such as the CPUC’s DRA and The Utility Reform Network, filed testimony on these matters recommending various refunds and penalties be imposed on SCE. In their testimony, the various parties made refund and penalty recommendations that range up to the following amounts: refund or forgo $48 million in rewards for customer satisfaction, impose $70 million penalties for customer satisfaction, refund or forgo $35 million in rewards for employee safety, impose $35 million penalties for employee safety, impose $102 million in statutory penalties, refund $84 million related to amounts collected in rates for employee bonuses (“results sharing”), refund $4 million of miscellaneous survey expenses, and require $10 million of new employee safety programs. These recommendations total up to $388 million. On October 16, 2006, SCE filed testimony opposing the various refund and penalty recommendations of the CPSD and other intervenors.

On October 1, 2007, a POD was released ordering SCE to refund $136 million, before interest, and pay a statutory penalty of $40 million. Included in the amount to be refunded are $28 million related to customer satisfaction rewards, $20 million related to employee safety rewards, and $77 million related to results sharing.

The decision requires that the proposed results sharing refund of $77 million (based on year 2000 data) be adjusted for attrition and escalation which increases the results sharing refund to $88 million. Interest as of December 31, 2007, based on amounts collected for customer satisfaction, employee safety incentives and results sharing, including escalation and attrition adjustments, would add an additional $28 million to this amount. The POD also requires SCE to forgo $35 million in rewards for which it would have otherwise been eligible. Included in the amount to be forgone is $20 million related to customer satisfaction rewards and $15 million related to employee safety rewards.

On October 31, 2007, SCE appealed the POD to the CPUC. The CPSD and an intervenor also filed appeals. The CPSD appeal requested that: (1) the statutory penalty be increased from $40 million to $83 million, (2) a penalty be imposed under the PBR customer satisfaction and employee safety mechanisms in the amount of $48 million and $35 million, respectively, and (3) SCE refund/forgo rewards earned under the customer satisfaction and employee safety mechanisms of $48 million and $35 million, respectively. The appealing intervenor asked that the statutory penalty be increased to as much as $102 million. Oral argument on the appeals took place on January 30, 2008, and it is uncertain when the CPUC will issue a decision.

SCE cannot predict the outcome of the appeal. Based on SCE’s proposed refunds, the combined recommendations of the CPSD and other intervenors, as well as the POD, the potential refunds and penalties could range from $52 million up to $388 million. SCE has recorded an accrual at the lower end of this range of potential loss and is accruing interest (approximately $16 million as of March 31, 2008) on collected amounts.

The system reliability component of PBR was not addressed in the POD. Pursuant to an earlier order in the case, system reliability incentives will be addressed in a second phase of the proceeding, which commenced with the filing of SCE’s opening testimony in September 2007. In that testimony, SCE confirmed that its PBR system reliability results, which reflected rewards of $13 million for 1997 through 2002 and a penalty of $3 million in 2003 were valid. An indefinite suspension of the schedule for the second phase of the proceeding pending resolution of the appeals of the POD has been granted. SCE cannot predict the outcome of the second phase.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain transmission service related charges. The order reversed an arbitrator’s award that had affirmed the ISO’s characterization in May 2000 of the charges as Intra-Zonal Congestion costs and allocation of those charges to scheduling coordinators in the affected zone within the ISO transmission grid. The April 20, 2004 order directed the ISO to shift the costs from scheduling coordinators in the affected zone to the responsible participating transmission owner, SCE. The potential cost to SCE, net of amounts SCE expects to receive through the PX, SCE’s scheduling coordinator at the time, is estimated to be approximately $20 million to $25 million, including interest. On April 20, 2005, the FERC stayed its April 20, 2004 order during the pendency of SCE’s appeal filed with the Court of Appeals for the D.C. Circuit. On March 7, 2006, the Court of Appeals remanded the case back to the FERC at the FERC’s request and with SCE’s consent. On March 29, 2007, the FERC issued an order agreeing with SCE’s position that the charges incurred by the ISO were related to voltage support and should be allocated to the scheduling coordinators, rather than to SCE as a transmission owner. The Cities filed a request for rehearing of the FERC’s order on April 27, 2007. On May 25, 2007, the FERC issued a procedural order granting the rehearing application for the limited purpose of allowing the FERC to give it further consideration. In a future order, FERC may deny the rehearing request or grant the requested relief in whole or in part. SCE believes that the most recent substantive FERC order correctly allocates responsibility for these ISO charges. However, SCE cannot predict the final outcome of the rehearing. If a subsequent regulatory decision changes the allocation of responsibility for these charges, and SCE is required to pay these charges as a transmission owner, SCE may seek recovery in its reliability service rates. SCE cannot predict whether recovery of these charges in its reliability service rates would be permitted.

Midway-Sunset Cogeneration Company

San Joaquin Energy Company, a wholly owned subsidiary of EME, owns a 50% general partnership interest in Midway-Sunset, which owns a 225 MW cogeneration facility near Fellows, California. Midway-Sunset is a party to several proceedings pending at the FERC because Midway-Sunset was a seller in the PX market during 2000 and 2001, both for its own account and on behalf of SCE and PG&E, the utilities to which the majority of Midway-Sunset’s power was contracted for sale. As a seller into the PX market, Midway-Sunset is potentially liable for refunds to purchasers in these markets.

The claims asserted against Midway-Sunset for refunds related to power sold into the PX market, including power sold on behalf of SCE and PG&E, are estimated to be less than $70 million for all periods under consideration. Midway-Sunset did not retain any proceeds from power sold into the PX market on behalf of SCE and PG&E in excess of the amounts to which it was entitled under the pre-existing power sales contracts, but instead passed through those proceeds to the utilities. Since the proceeds were passed through to the utilities, EME believes that PG&E and SCE are obligated to reimburse Midway-Sunset for any refund liability that it incurs as a result of sales made into the PX market on their behalves.

On December 20, 2007, Midway-Sunset entered into a settlement agreement with SCE, PG&E, SDG&E and certain California state parties to resolve Midway-Sunset’s liability in the FERC refund proceedings. Midway-Sunset concurrently entered into a separate agreement with SCE and PG&E that provides for pro-rata reimbursement to Midway-Sunset by the two utilities of the portions of the agreed to refunds that are attributable to sales made by Midway-Sunset for the benefit of the utilities. The settlement, which had been approved previously by the CPUC was approved by FERC on April 2, 2008.

During the period in which Midway-Sunset’s generation was sold into the PX market, amounts SCE received from Midway-Sunset for its pro-rata share of such sales were credited to SCE’s customers against power purchase expenses through the ratemaking mechanism in place at that time. SCE believes that the net amounts to be reimbursed to Midway-Sunset are recoverable from its customers through current regulatory mechanisms. SCE does not expect any reimbursement to Midway-Sunset to have a material impact on earnings.

Navajo Nation Litigation

The Navajo Nation filed a complaint in June 1999 in the D.C. District Court against SCE, among other defendants, arising out of the coal supply agreement for Mohave. The complaint asserts claims for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentations by nondisclosure, and various contract-related claims. The complaint claims that the defendants’ actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal supplied to Mohave. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion. In March 2001, the Hopi Tribe was permitted to intervene as an additional plaintiff but has not yet identified a specific amount of damages claimed.

In April 2004, the D.C. District Court denied SCE’s motion for summary judgment and concluded that a 2003 U.S. Supreme Court decision in an on-going related lawsuit by the Navajo Nation against the U.S. Government did not preclude the Navajo Nation from pursuing its RICO and intentional tort claims. In September 2007, the Federal Circuit reversed a lower court decision on remand in the related lawsuit, finding that the U.S. Government had breached its trust obligation in connection with the setting of the royalty rate for the coal supplied to Mohave. Subsequently, the Federal Circuit denied the U.S. Government’s petition for rehearing. The U.S. Government may, however, still seek review by the Supreme Court of the Federal Circuit’s September decision. The Government’s deadline for seeking such review has been extended to May 13, 2008.

Pursuant to a joint request of the parties, the D.C. District Court granted a stay of the action in October 2004 to allow the parties to attempt to negotiate a resolution of the issues associated with Mohave with the assistance of a facilitator. In a joint status report filed on November 9, 2007, the parties informed the court that their mediation efforts had terminated and subsequently filed a joint motion to lift the stay. The parties have also filed recommendations for a scheduling order to govern the anticipated resumption of litigation. The Court granted the motion to lift the stay on March 6, 2008, reinstating the case to the active calendar, but has deferred setting an overall schedule for the action pending a determination of disputes concerning the discoverability of certain Navajo documents. SCE cannot predict the outcome of the Navajo Nation’s and Hopi Tribe’s complaints against SCE or the ultimate impact on these complaints of the Supreme Court’s 2003 decision and the on-going litigation by the Navajo Nation against the U.S. Government in the related case.

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $10.8 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($300 million). The balance is covered by the industry’s retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site.

Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. The current maximum deferred premium for each nuclear incident is approximately $101 million per reactor, but not more than $15 million per reactor may be charged in any one year for each incident. The maximum deferred premium per reactor and the yearly assessment per reactor for each nuclear incident will be adjusted for inflation at least once every five years beginning August 20, 2003. The next inflation adjustment should occur no later than August 20, 2008. Based on its ownership interests, SCE could be required to pay a maximum of approximately $201 million per nuclear incident. However, it would have to pay no more than approximately $30 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal law contemplates that additional funds may be appropriated by Congress. This could include an additional assessment on all licensed reactor operators as a measure for raising further revenue.

Property damage insurance covers losses up to $500 million, including decontamination costs, at San Onofre and Palo Verde. Decontamination liability and property damage coverage exceeding the primary $500 million also has been purchased in amounts greater than federal requirements. Additional insurance covers part of replacement power expenses during an accident-related nuclear unit outage. A mutual insurance company owned by utilities with nuclear facilities issues these policies. If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $45 million per year. Insurance premiums are charged to operating expense.

Palo Verde Nuclear Generating Station Outage and Inspection

The NRC held three special inspections of Palo Verde, between March 2005 and February 2007. The combination of the results of the first and third special inspections caused the NRC to undertake an additional oversight inspection of Palo Verde. This additional inspection, known as a supplemental inspection, was completed in December 2007. In addition, Palo Verde was required to take additional corrective actions based on the outcome of completed surveys of its plant personnel and self-assessments of its programs and procedures. The NRC and APS defined and agreed to inspection and survey corrective actions that the NRC embodied in a Confirmatory Action Letter, which was issued in February 2008. Palo Verde operation and maintenance costs (including overhead) increased in 2007 by approximately $7 million from 2006. SCE estimates that operation and maintenance costs will increase by approximately $23 million (in 2007 dollars) over the two year period 2008 – 2009, from 2007 recorded costs including overhead costs. SCE is unable to estimate how long SCE will continue to incur these costs.

Procurement of Renewable Resources

California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010.

SCE filed its compliance report in March 2008. Through the use of flexible compliance rules, SCE demonstrated full compliance for the procurement year 2007 and forecasted full compliance for the procurement years 2008 to 2010. It is unlikely that SCE will have 20% of its annual electricity sales procured from renewable resources by 2010. However, SCE may still meet the 20% target by utilizing the flexible compliance rules. SCE continues to engage in several renewable procurement activities including formal solicitations approved by the CPUC, bilateral negotiations with individual projects and other initiatives.

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

Scheduling Coordinator Tariff Dispute

Pursuant to the Amended and Restated Exchange Agreement, SCE serves as a scheduling coordinator for the DWP over the ISO-controlled grid. In late 2003, SCE began charging the DWP under a tariff subject to refund for FERC-authorized scheduling coordinator and line loss charges incurred by SCE on the DWP’s behalf. The scheduling coordinator charges had been billed to the DWP under a FERC tariff that was subject to dispute. The DWP has paid the amounts billed under protest but requested that the FERC declare that SCE was obligated to serve as the DWP’s scheduling coordinator without charge. The FERC accepted SCE’s tariff for filing, but held that the rates charged to the DWP have not been shown to be just and reasonable and thus made them subject to refund and further review by the FERC.

In January 2008, an agreement between SCE and the DWP was executed settling the dispute discussed above. The settlement had been previously approved by the FERC in July 2007. The settlement agreement provides that the DWP will be responsible for line losses and SCE would be responsible for the scheduling coordinator charges. During the fourth quarter of 2007, SCE reversed and recognized in earnings (under the caption “Purchased power” in the consolidated statements of income) $30 million of an accrued liability representing line losses previously collected from the DWP that were subject to refund. As of December 31, 2007, SCE had an accrued liability of approximately $22 million (including $3 million of interest) representing the estimated amount SCE will refund for scheduling coordinator charges previously collected from the DWP. SCE made its first refund payment on February 20, 2008 and the second refund payment was made on February 27, 2008. SCE previously received FERC approval to recover the scheduling coordinator charges from all transmission grid customers through SCE’s transmission rates and on December 11, 2007, the FERC accepted SCE’s proposed transmission rates reflecting the forecast levels of costs associated with the settlement. Upon signing of the agreement in January 2008, SCE recorded a regulatory asset and recognized in earnings the amount of scheduling coordinator charges to be collected through rates. SCE filed a refund report with the FERC on March 4, 2008. Subsequently, DWP filed with FERC two separate requests to extend the comment period for the refund report in order to verify that the amounts refunded by SCE to DWP are appropriate. The deadline for comments is now May 27, 2008. SCE expects that there will be no material change to the refunds provided to DWP as a result of DWP’s review of the refund report.

Spent Nuclear Fuel

Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE did not meet its obligation to begin acceptance of spent nuclear fuel not later than January 31, 1998. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or other nuclear power plants. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983 (approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to 0.1¢ per-kWh of nuclear-generated electricity sold after April 6, 1983. On January 29, 2004, SCE, as operating agent, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for the DOE’s failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. The case was stayed through April 7, 2006, when SCE and the DOE filed a Joint Status Report in which SCE sought to lift the stay and the government opposed lifting the stay. On June 5, 2006, the Court of Federal Claims lifted the stay on SCE’s case and established a discovery schedule. In a Joint Status Report filed on February 22, 2008, the parties agreed that a trial date should be set. SCE requested that a trial date be set as soon as practicable and the government requested that the trial not occur before November 2008, due to government resource commitments regarding other pending cases. The Court has not yet acted on the requests for a trial date.

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre. Spent nuclear fuel is stored in the San Onofre Units 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation where all of Unit 1’s spent fuel located at San Onofre and some of Unit 2’s spent fuel is stored. SCE, as operating agent, plans to transfer fuel from the Unit 2 and 3 spent fuel pools to the independent storage installation on an as-needed basis to maintain full core off-load capability for Units 2 and 3. There are now sufficient dry casks and modules available at the independent spent fuel storage installation to meet plant requirements through 2008. SCE plans to add storage capacity incrementally to meet the plant requirements until 2022 (the end of the current NRC operating license).

In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed an independent spent fuel storage facility. Arizona Public Service, as operating agent, plans to add storage capacity incrementally to maintain full core off-load capability for all three units.

Note 6. Supplemental Cash Flows Information

SCE’s supplemental cash flows information is:

	Three Months Ended March 31,
In millions	2008	2007
	(Unaudited)
Cash payments for interest and taxes:
Interest – net of amounts capitalized	$92	$86

Noncash investing and financing activities:
Dividends declared but not paid:
Common Stock	$100	$25
Preferred and Preference stock not subject to mandatory redemption	$8	$9

Note 7. Fair Values Measurements

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price” in SFAS No. 157). SFAS No. 157 clarifies that a fair value measurement for a liability should reflect the entity’s nonperformance risk.

The standard establishes a hierarchy for fair value measurements. Financial assets and liabilities carried at fair value on a recurring basis are classified and disclosed in the three categories outlined below:

•	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•	Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3 – Unobservable inputs using data that is not corroborated by market data and primarily based on internal company analysis.

SCE’s assets and liabilities carried at fair value primarily consist of derivative positions. These positions may include forward sales and purchases of physical power, options and forward price swaps which settle only on a financial basis (including futures contracts). In addition, the nuclear decommissioning trust investments include equity securities, U.S. treasury securities and other fixed income securities.

Level 1 includes the nuclear decommissioning trust investments in equity and U.S. treasury securities. The fair values for equity securities are determined using quoted exchange transaction market prices. U.S. treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market.

Level 2 includes non-exchange traded derivatives using over-the-counter markets. The fair value of these derivatives is determined using forward market prices adjusted for credit risk. Level 2 also includes the nuclear decommissioning trust investments in other fixed income securities. The fair value of these financial instruments is based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

Level 3 includes the majority of SCE’s derivatives, including over-the-counter options, bilateral contracts, FTRs and CRRs in the California market, capacity and QF contracts. The fair value of these derivatives is determined using uncorroborated broker quotes and models that mainly extrapolate short-term observable inputs. Level 3 also includes derivatives that trade infrequently such as FTRs and over-the-counter derivatives at illiquid locations and long-term power agreements. Where SCE does not have observable market prices, SCE believes that the transaction price is the best estimate of fair value at inception. For illiquid FTRs, SCE reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when SCE concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on hypothetical sale of illiquid positions. For illiquid long-term power agreements, fair value is based upon a discounting of future electricity prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit and liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods.

In circumstances where SCE cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, SCE continues to assess valuation methodologies used to determine fair value.

When appropriate, valuations are adjusted for various factors including liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

The following table sets forth financial assets and liabilities that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy.

In millions	Level 1	Level 2	Level 3	Netting and Collateral(1)	Total at March 31, 2008
	(Unaudited)
Assets at Fair Value
Derivative contracts	$—	$83	$129	$(4)	$208
Nuclear decommissioning trusts(2)	2,182	961	—	—	3,143
Long-term disability plan	—	6	—	—	6
Total assets(3)	2,182	1,050	129	(4)	3,357
Liabilities at Fair Value
Derivative contracts	—	—	(50)	—	(50)
Net assets (liabilities)	$2,182	$1,050	$79	$(4)	$3,307
(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

(2)	Excludes net assets of $52 million of cash and equivalents, interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases.

(3)	Excludes $32 million of cash surrender value of life insurance investments for deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 derivative contracts, net for the three months ended March 31, 2008.

In millions	(Unaudited)
Fair value of derivative contracts, net at January 1, 2008	$(22)
Total realized/unrealized gains (losses):
Included in earnings(1)	53
Included in accumulated other comprehensive loss	—
Purchases and settlements, net	48
Transfers in and/or out of Level 3	—
Fair value of derivative contracts, net at March 31, 2008	$79
Change during the period in unrealized gains (losses) related to net derivative contracts, held at March 31, 2008(2)	$69
(1)	$53 million reported in “Purchased power” expense on SCE’s consolidated statements of income.

(2)	$69 million reported in “Purchased power” expense on SCE’s consolidated statements of income.

Nuclear Decommissioning Trusts

SCE has collected in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.

Trust investments (at fair value) include:

In millions	Maturity Dates	March 31, 2008	December 31, 2007
		(Unaudited)
Municipal bonds	2008 – 2044	$578	$561
Stocks	–	1,910	1,968
United States government issues	2008 – 2049	651	552
Corporate bonds	2008 – 2047	41	241
Short-term	2008	15	56
Total		$3,195	$3,378

Note: Maturity dates as of March 31, 2008.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Net earnings were $31 million and $37 million for the three months ended March 31, 2008 and 2007, respectively. Proceeds from sales of securities (which are reinvested) were $829 million and $1.0 billion for the three months ended March 31, 2008 and 2007, respectively. Cumulative unrealized holding gains, net of losses, were $994 million and $1.1 billion at March 31, 2008 and December 31, 2007, respectively. Realized losses for other-than-temporary impairments were $45 million and $8 million for the three months ended March 31, 2008 and 2007, respectively. Approximately 92% of the cumulative trust fund contributions were tax-deductible.

Note 8. Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

In millions	March 31, 2008	December 31, 2007
	(Unaudited)
Current:
Regulatory balancing accounts	$66	$99
Energy derivatives	20	71
Purchased-power settlements	6	8
Deferred FTR proceeds	23	15
Other	13	4
	128	197
Long-term:
Regulatory balancing accounts	9	15
Flow-through taxes – net	1,130	1,110
Unamortized nuclear investment – net	398	405
Nuclear-related asset retirement obligation investment – net	292	297
Unamortized coal plant investment – net	92	94
Unamortized loss on reacquired debt	325	331
SFAS No. 158 pensions and postretirement benefits	231	231
Energy derivatives	66	70
Environmental remediation	62	64
Other	121	104
	2,726	2,721
Total Regulatory Assets	$2,854	$2,918

Regulatory liabilities included in the consolidated balance sheets are

In millions	March 31, 2008	December 31, 2007
	(Unaudited)
Current:
Regulatory balancing accounts	$1,017	$967
Rate reduction notes – transition cost overcollection	20	20
Energy derivatives	97	10
Deferred FTR costs	62	19
Other	5	3
	1,201	1,019
Long-term:
Regulatory balancing accounts	2	—
Asset retirement obligations	582	793
Costs of removal	2,248	2,230
SFAS No. 158 pensions and other postretirement benefits	311	308
Energy derivatives	38	27
Employee benefit plans	75	75
	3,256	3,433
Total Regulatory Liabilities	$4,457	$4,452

Note 9. Preferred and Preference Stock Not Subject to Mandatory Redemption

In January 2008, SCE repurchased 350,000 shares of 4.08% cumulative preferred stock at a price of $19.50 per share. SCE retired this preferred stock in January 2008 and recorded a $2 million gain on the cancellation of reacquired capital stock (reflected in the caption “Additional paid-in capital” on the consolidated balance sheets). There is no sinking fund requirement for redemptions or repurchases of preferred stock.

Note 10. Business Segments

SCE’s reportable business segments include the rate-regulated electric utility segment and the VIEs segment. The VIEs are gas-fired power plants that sell both electricity and steam. The VIE segment consists of non-rate-regulated entities (all in California). SCE’s management has no control over the resources allocated to the VIE segment and does not make decisions about its performance.

SCE’s consolidated balance sheet captions impacted by VIE activities are presented below:

In millions	Electric Utility	VIEs	Eliminations	SCE
	(Unaudited)
Balance Sheet Items as of March 31, 2008:
Cash and equivalents	$169	$113	$—	$282
Accounts receivable – net	681	109	(63)	727
Inventory	260	14	—	274
Other current assets	211	4	—	215
Nonutility property – net of depreciation	689	300	—	989
Other long-term assets	633	—	—	633
Total assets	27,157	540	(63)	27,634
Accounts payable	688	92	(63)	717
Other current liabilities	521	5	—	526
Asset retirement obligations	2,892	15	—	2,907
Minority interest	—	428	—	428
Total liabilities and shareholders’ equity	$27,157	$540	$(63)	$27,634

Balance Sheet Items as of December 31, 2007:
Cash and equivalents	$142	$110	$—	$252
Accounts receivable – net	684	110	(69)	725
Inventory	265	18	—	283
Other current assets	184	4	—	188
Nonutility property – net of depreciation	700	300	—	1,000
Other long-term assets	627	2	—	629
Total assets	27,002	544	(69)	27,477
Accounts payable	902	81	(69)	914
Other current liabilities	545	3	—	548
Asset retirement obligations	2,862	15	—	2,877
Minority interest	1	445	—	446
Total liabilities and shareholders’ equity	$27,002	$544	$(69)	$27,477

SCE’s consolidated statements of income, by business segment, are presented below:

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)
Income Statement Items for the Three Months Ended March 31, 2008:
Operating revenue	$2,252	$249	$(152)	$2,349
Fuel	158	192	—	350
Purchased power	643	—	(152)	491
Provisions for regulatory adjustment clauses – net	172	—	—	172
Other operation and maintenance	644	33	—	677
Depreciation, decommissioning and amortization	244	9	—	253
Property and other taxes	62	—	—	62
Gain on sale of assets	(1)	—	—	(1)
Total operating expenses	1,922	234	(152)	2,004
Operating income	330	15	—	345
Interest income	4	1	—	5
Other nonoperating income	19	—	—	19
Interest expense – net of amounts capitalized	(97)	—	—	(97)
Other nonoperating deductions	(12)	—	—	(12)
Income tax expense	(81)	—	—	(81)
Minority interest	—	(16)	—	(16)
Net income	$163	$—	$—	$163

Income Statement Items for the Three Months Ended March 31, 2007:
Operating revenue	$2,128	$260	$(166)	$2,222
Fuel	123	187	—	310
Purchased power	483	—	(166)	317
Provisions for regulatory adjustment clauses – net	289	—	—	289
Other operation and maintenance	575	26	—	601
Depreciation, decommissioning and amortization	267	9	—	276
Property and other taxes	55	—	—	55
Total operating expenses	1,792	222	(166)	1,848
Operating income	336	38	—	374
Interest income	11	—	—	11
Other nonoperating income	17	—	—	17
Interest expense – net of amounts capitalized	(107)	—	—	(107)
Other nonoperating deductions	(11)	—	—	(11)
Income tax expense	(53)	—	—	(53)
Minority interest	—	(38)	—	(38)
Net income	$193	$—	$—	$193
*	VIE segment revenue includes sales to the electric utility segment, which are eliminated in revenue and purchased power in the consolidated statements of income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This MD&A for the three months ended March 31, 2008 discusses material changes in the consolidated financial condition, results of operations and other developments of SCE since December 31, 2007, and as compared to the three months ended March 31, 2007. This discussion presumes that the reader has read or has access to SCE’s MD&A for the calendar year 2007 (the year-ended 2007 MD&A), which was included in SCE’s 2007 annual report to shareholders and incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect SCE’s current expectations and projections about future events based on SCE’s knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words “expects,” “believes,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “probable,” “may,” “will,” “could,” “would,” “should,” and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE or its subsidiaries, include, but are not limited to:

•	the ability of SCE to recover its costs in a timely manner from its customers through regulated rates;

•	decisions and other actions by the CPUC, the FERC and other regulatory authorities and delays in regulatory actions;

•	market risks affecting SCE’s energy procurement activities;

•	access to capital markets and the cost of capital;

•	changes in interest rates, rates of inflation beyond those rates which may be adjusted from year to year by public utility regulators;

•	governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market;

•	environmental laws and regulations, both at the state and federal levels, that could require additional expenditures or otherwise affect the cost and manner of doing business;

•

risks associated with operating nuclear and other power generating facilities, including operating risks, nuclear fuel storage, equipment failure, availability, heat rate, output, and availability and cost of spare parts and repairs;

•	the cost and availability of labor, equipment and materials;

•	the ability to obtain sufficient insurance, including insurance relating to SCE’s nuclear facilities;

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies, and changes in accounting standards;

•	the outcome of disputes with the IRS and other tax authorities regarding tax positions taken by SCE;

•

the cost and availability of coal, natural gas, fuel oil, nuclear fuel, and associated transportation to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

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

Additional information about risks and uncertainties, including more detail about the factors described above, are discussed throughout this MD&A and in the “Risk Factors” section included in Part I, Item 1A of SCE’s Annual Report on Form 10-K. Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE’s business. Forward-looking statements speak only as of the date they are made and SCE is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by SCE with the Securities & Exchange Commission.

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

CURRENT DEVELOPMENTS

This section is intended to be a summary of those current developments that management believes are of most importance since year-end December 31, 2007. This section is not intended to be an all-inclusive list of all current developments and should be read together with all sections of this MD&A.

2009 General Rate Case Proceeding

On November 19, 2007, SCE filed its GRC application requesting a 2009 base rate revenue requirement of $5.199 billion, an increase of approximately $858 million over the projected authorized base rate revenue requirements. After considering the effects of sales growth and other offsets, SCE’s request would be a $726 million increase over current authorized base rate revenue. On April 15, 2008, the DRA submitted testimony recommending that SCE’s 2009 base rate revenue requirement be increased by approximately $7 million, a difference of $719 million from SCE’s request. The $719 million difference is mainly due to reductions proposed by DRA including: recommended changes in methods for calculating depreciation expense; reductions in operations and maintenance expense; reductions in pensions and benefits; the elimination of amounts collected in rates for employee benefits (“results sharing”) as well as the reduction in long-term incentives and other executive compensation; and other miscellaneous proposed reductions. Testimony submitted by TURN, another intervenor, seeks to reduce SCE’s 2009 request by an additional $195 million over the DRA proposed adjustments, mainly due to reduced depreciation expense. In addition, TURN intends to propose additional adjustment related to the treatment of Mohave, replaced meters, software costs and other operating revenue sharing mechanisms. See “Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding” for further discussion.

2008 Cost of Capital Proceeding

On December 21, 2007, the CPUC granted SCE’s requested rate-making capital structure of 43% long-term debt, 9% preferred equity and 48% common equity for 2008. The CPUC also authorized SCE’s 2008 cost of long-term debt of 6.22%, cost of preferred equity of 6.01% and a return on common equity of 11.5%. The impact of this Phase I decision resulted in a $7 million decrease in SCE’s annual revenue requirement. On April 29, 2008, the CPUC issued a proposed decision on Phase II of the proceeding, replacing the current annual cost of capital application with a multi-year mechanism which would not require a new cost of capital application to be filed until April 2010. The proposed decision would also adopt a trigger mechanism which provides for an automatic ROE adjustment during the intervening years between the cost of capital filings if certain thresholds are reached. A final decision is expected to be issued in May 2008.

Solar Photovoltaic Program

On March 27, 2008, SCE filed an application with the CPUC to implement its Solar Photovoltaic (PV) Program to develop up to 250 MW of utility-owned Solar PV generating facilities ranging in size from 1 to 2 MW each. Targeted at commercial and industrial rooftop space in SCE’s service territory, SCE’s program will use rooftop space from entities that would not otherwise be typical candidates for the net energy metering tariff, which allows customers to offset their usage with electricity generated at their own facilities. SCE proposes to develop these projects at a rate of approximately 50 MW per year at an average cost of $3.50/watt. The estimated base case capital cost for the Solar PV Program is $875 million over the 5 year period of the program. SCE proposes a reasonableness threshold of $963 million. Subject to CPUC approval, the capital expenditures will be eligible to be included in SCE’s earning asset base if the actual costs of the program are equal to or lower than the reasonableness threshold amount. SCE also proposes to apply the CPUC-approved 100 basis point incentive adder for qualifying utility-owned renewable energy investments.

LIQUIDITY

Overview

As of March 31, 2008, SCE had cash and equivalents of $282 million ($113 million of which was held by SCE’s consolidated VIEs). As of March 31, 2008, long-term debt, including current maturities of long-term debt, was $5.47 billion. On March 12, 2008, SCE amended its existing $2.5 billion credit facility, extending the maturity to February 2013 while retaining existing borrowing costs as specified in the facility. The amendment also provides four extension options which, if all exercised, will result in a final termination of February 2017. At March 31, 2008, the credit facility supported $217 million in letters of credit and $400 million of short-term debt outstanding, leaving $1.88 billion available for liquidity purposes.

SCE’s estimated cash outflows during the 12-month period following March 31, 2008 are expected to consist of:

•

Projected capital expenditures of $2.3 billion remaining for 2008 primarily to replace and expand distribution and transmission infrastructure and construct and replace major components of generation assets (see “—Capital Expenditures” below);

•

Dividend payments to SCE’s parent company. The Board of Directors of SCE declared a $25 million dividend to Edison International which was paid in January 2008 and a $100 million dividend which was paid in April 2008;

•	Fuel and procurement-related costs (see “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings”); and

•	General operating expenses.

SCE expects to meet its continuing obligations, including cash outflows for operating expenses and power-procurement, through cash and equivalents on hand, operating cash flows and short-term borrowings. Projected capital expenditures are expected to be financed through operating cash flows and the issuance of short-term and long-term debt and preferred equity.

On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (2008 Stimulus Act). The 2008 Stimulus Act includes a provision that provides accelerated bonus depreciation for certain capital expenditures incurred during 2008. SCE expects that certain capital expenditures incurred during 2008 will qualify for this accelerated bonus depreciation, which would provide additional cash flow benefits estimated to be approximately $175 million for 2008. Any cash flow benefits resulting from this accelerated depreciation should be timing in nature and therefore should result in a higher level of accumulated deferred income taxes reflected on SCE’s consolidated balance sheets. Timing benefits related to deferred taxes will be incorporated into future ratemaking proceedings, impacting future period cash flow and rate base.

SCE’s liquidity may be affected by, among other things, matters described in “Regulatory Matters” and “Commitments and Indemnities.”

Capital Expenditures

As discussed under the heading “Liquidity—Capital Expenditures” in the year-ended 2007 MD&A, SCE is experiencing significant growth in actual and planned capital expenditures to replace and expand its distribution and transmission infrastructure, and to construct and replace generation assets. SCE’s 2008 through 2012 capital forecast includes total spending of up to $19.9 billion, including capital spending of $875 million for SCE’s Solar PV Program. As discussed in “Current Developments—Solar Photovoltaic Program,” SCE filed an application with the CPUC to implement its Solar PV Program to develop up to 250 MW of utility-owned Solar PV generating facilities. During the first quarter of 2008, SCE spent $569 million in capital expenditures related to its capital plan.

Credit Ratings

At March 31, 2008, SCE’s credit ratings were as follows:

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

Dividend Restrictions and Debt Covenants

The CPUC regulates SCE’s capital structure and limits the dividends it may pay Edison International. In SCE’s most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE determines compliance with this capital structure based on a 13-month weighted-average calculation. At March 31, 2008, SCE’s 13-month weighted-average common equity component of total capitalization was 50.4% resulting in the capacity to pay $295 million in additional dividends.

SCE has a debt covenant in its credit facility that requires a debt to total capitalization ratio of less than or equal to 0.65 to 1 to be met. At March 31, 2008, SCE’s debt to total capitalization ratio was 0.45 to 1.

Margin and Collateral Deposits

SCE has entered into certain margining agreements for power and gas trading activities in support of its procurement plan as approved by the CPUC. SCE’s margin deposit requirements under these agreements can vary depending upon the level of unsecured credit extended by counterparties and brokers, changes in market prices relative to contractual commitments, and other factors. During the first quarter of 2008, SCE implemented

FIN 39-1 and elected the option to net collateral with the fair value of derivative assets/liabilities under master netting arrangements. Amount recognized for cash collateral received from others that have been offset against net derivative assets totaled $4 million at March 31, 2008. In addition, at March 31, 2008, SCE had deposits of $253 million (consisting of $36 million in cash that was not offset against net derivative positions and was reflected in “Margin and collateral deposits” on the consolidated balance sheets and $217 million in letters of credit) with counterparties and other brokers. Cash deposits with brokers and counterparties earn interest at various rates.

Future cash collateral requirements may be higher than the margin and collateral requirements at March 31, 2008, if wholesale energy prices decrease. SCE estimates that margin and collateral requirements for energy contracts outstanding as of March 31, 2008, could increase by approximately $555 million over the remaining life of the contracts using a 95% confidence level.

The credit risk exposure from counterparties for power and gas trading activities are measured as the difference between the contract price and current fair value of open positions. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE’s credit risk exposure from counterparties is based on a net exposure under these arrangements. At March 31, 2008, the amount of exposure as described above, broken down by the credit ratings of SCE’s counterparties, was as follows:

In millions	March 31, 2008
S&P Credit Rating
A or higher	$59
A-	6
BBB+	15
BBB	—
BBB-	—
Below investment grade and not rated	270
Total	$350

SCE has structured transactions (tolling contracts) in which SCE purchases all of the output of a plant from the counterparty. SCE’s structured transactions may be for multiple years which increases the volatility of the fair value position of the transaction. A number of the counterparties with which SCE has structured transactions do not currently have an investment grade rating or are below investment grade. SCE seeks to mitigate this risk through diversification of its structured transactions, when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from contracts.

SCE requires that counterparties with below investment grade ratings or those that do not currently have an investment grade rating post collateral. In the event of default by the counterparty, SCE would be able to use that collateral to pay for the commodity purchased or to pay the associated obligation in the event of default by the counterparty. Furthermore, all of the contracts that SCE has entered into with counterparties are entered into under SCE’s short-term and long-term procurement plan which has been approved by the CPUC. As a result, SCE would qualify for regulatory recovery for any defaults by counterparties on these transactions. In addition, SCE subscribes to rating agencies and various news services in order to closely monitor any changes that may affect the counterparties’ ability to perform.

REGULATORY MATTERS

Current Regulatory Developments

This section of the MD&A describes significant regulatory issues that may impact SCE’s consolidated financial condition or results of operation.

Impact of Regulatory Matters on Customer Rates

The following table summarizes SCE’s system average rates, including the portion related to CDWR which is not recognized as revenue by SCE, at various dates in 2007 and 2008:

Date	SCE System Average Rate	Portion Related to CDWR
January 1, 2007	14.5¢ per-kWh	3.1¢ per-kWh
February 14, 2007	13.9¢ per-kWh	3.0¢ per-kWh
January 1, 2008	13.8¢ per-kWh	2.9¢ per-kWh
March 1, 2008	13.9¢ per-kWh	2.9¢ per-kWh
April 7, 2008	13.8¢ per-kWh	2.9¢ per-kWh

The March 2008 rate change resulted from increasing the FERC jurisdictional base transmission rates to include adopted CWIP incentives. See “—FERC Construction Work in Progress Mechanism” for further discussion. The April 2008 rate change consolidated all of the 2008 authorized CPUC jurisdictional revenue requirements into rate levels. This decrease was primarily related to an increase in estimated 2008 kWh sales which more than offset a small increase in 2008 CPUC authorized revenue requirements.

2009 General Rate Case Proceeding

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding” in the year-ended 2007 MD&A, SCE filed its GRC application on November 19, 2007. The application requests a 2009 base rate revenue requirement of $5.199 billion, an increase of approximately $858 million over the projected authorized base rate revenue requirements. After considering the effects of sales growth and other offsets, SCE’s request would be a $726 million increase over current authorized base rate revenue. If the CPUC approves these requested increases and allocates them to ratepayer groups on a system average percentage change basis, the percentage increases over current base rates and total rates are estimated to be 16.2% and 6.2%, respectively. SCE’s application also proposes a post-test year ratemaking mechanism which would result in 2010 and 2011 base rate revenue requirement increases, net of sales growth, of $216 million and $287 million, respectively. On April 15, 2008, the DRA submitted testimony recommending that SCE’s 2009 base rate revenue requirement be increased by approximately $7 million, a difference of $719 million from SCE’s request. The $719 million difference is mainly due to reductions proposed by DRA including: recommended changes in methods for calculating depreciation expense estimates resulting in a reduction of approximately $133 million; a reduction in transmission and distribution and generation operations and maintenance expense of approximately $167 million; a reduction in pensions and benefits of approximately $108 million; the elimination of results sharing as well as a reduction in long-term incentives and other executive compensation totaling approximately $141 million; and other miscellaneous proposed reductions. Testimony submitted by TURN, another intervenor, seeks to reduce SCE’s 2009 request by an additional $195 million over the DRA adjustments, due to a further reduction in depreciation expenses of approximately $125 million. In addition, TURN intends to propose additional adjustments related to the treatment of Mohave, replaced meters, software costs and other operating revenue sharing mechanisms. These issues will be the subject of evidentiary hearings scheduled in June 2008. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or precisely when a final decision will be adopted although a final decision is expected prior to year-end.

FERC Construction Work in Progress Mechanism

As discussed under the headings “Regulatory Matters—FERC Transmission Incentives” and “—FERC Construction Work in Progress Mechanism” in the year-ended 2007 MD&A, on December 21, 2007, SCE filed a revision to its Transmission Owner Tariff to collect 100% of CWIP in rate base for its Tehachapi, DPV2, and Rancho Vista projects. In the CWIP filing, SCE proposed a single-issue rate adjustment ($45 million or a 14.4% increase) to SCE’s currently authorized base transmission revenue requirement to be made effective on March 1, 2008 and later adjusted for amounts actually spent in 2008 through a new balancing account mechanism. The rate adjustment represents actual expenditures from September 1, 2005 through November 30, 2007, projected expenditures from December 1, 2007 through December 31, 2008, and a ROE (which includes the ROE adders approved for Tehachapi, DPV2 and Rancho Vista). SCE projects that it will spend a total of approximately $244 million, $27 million, and $181 million for Tehachapi, DPV2, and Rancho Vista, respectively, from September 1, 2005 through the end of 2008. The 2008 DPV2 expenditure forecast is limited to projected consulting and legal costs associated with SCE’s continued efforts to obtain regulatory approvals necessary to construct the DPV2 Project. On February 29, 2008, the CWIP filing was approved and SCE implemented the CWIP rate on March 1, 2008, subject to refund on the limited issue of whether SCE’s proposed ROEs are reasonable. In the order, SCE was also directed by FERC to make a compliance filing to provide greater detail on the costs reflected in CWIP rates for 2008. SCE made the compliance filing on March 31, 2008. On April 21, 2008, the CPUC filed a protest of the compliance filing at FERC and requested an evidentiary hearing to be set to further review the costs. SCE intends to file a response to the CPUC’s protest, which rejects the CPUC’s request for a further hearing. In addition, on March 1, 2008, the CPUC filed a Petition for Rehearing with the FERC on the FERC’s acceptance of SCE’s proposed ROE for CWIP. SCE cannot predict the outcome of this proceeding.

Energy Resource Recovery Account Proceedings

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings” in the year-ended 2007 MD&A, the ERRA is the balancing account mechanism to track and recover SCE’s fuel and procurement-related costs. At March 31, 2008, the ERRA was overcollected by $293 million, which was 5.49% of SCE’s prior year’s generation revenue. The CPUC issued a decision on March 14, 2008 authorizing SCE to refund the over-collection to customers. SCE began refunding the over-collection in its consolidating rate change implemented on April 7, 2008. See “—Impact of Regulatory Matters on Customer Rates” for further discussion of SCE’s rate changes.

Peaker Plant Generation Projects

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Peaker Plant Generation Projects” in the year-ended 2007 MD&A, in response to a CPUC order, SCE pursued construction of five combustion turbine peaker plants, four of which were placed online in August 2007 to help meet peak customer demands and other system requirements.

SCE anticipates submitting updated testimony in connection with its December 2007 cost recovery application to revise the total recorded costs as of mid-2008 in the amount of approximately $248 million with projected costs of approximately $12 million. In its cost recovery application, SCE also proposed to continue tracking the capital costs of the fifth peaker according to the interim cost tracking mechanism that was previously approved by the CPUC for all five peaker projects while they were in construction. Additionally, SCE proposed to file a separate cost recovery application for the fifth peaker after it is installed or its final disposition is otherwise determined. As of March 31, 2008, SCE has incurred capital costs of approximately $37 million for the fifth peaker. Several parties have filed protests or other filings in response to SCE’s application. SCE expects to fully recover its costs from these projects, but cannot predict the outcome of regulatory proceedings. SCE expects a CPUC decision on its cost recovery application in late 2008.

Procurement of Renewable Resources

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Procurement of Renewable Resources” in the year-ended 2007 MD&A, California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010.

SCE filed its compliance report in March 2008. Through the use of flexible compliance rules, SCE demonstrated full compliance for the procurement year 2007 and forecasted full compliance for the procurement years 2008 to

2010. It is unlikely that SCE will have 20% of its annual electricity sales procured from renewable resources by 2010. However, SCE may still meet the 20% target by utilizing the flexible compliance rules. SCE continues to engage in several renewable procurement activities including formal solicitations approved by the CPUC, bilateral negotiations with individual projects and other initiatives.

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

FERC Refund Proceedings

As discussed under the heading “Regulatory Matters—FERC Refund Proceedings” in the year-ended 2007 MD&A, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the energy crisis in California in 2000 – 2001 or who benefited from the manipulation by receiving inflated market prices. SCE is required to refund to customers 90% of certain refunds realized by SCE, net of litigation costs, and 10% will be retained by SCE as a shareholder incentive.

In May 2008, SCE and a number of other parties entered into a settlement of the FERC refund proceeding issues with NEGT Energy Trading-Power, L.P. (NEGT) and a related party, both of which are debtors in a Chapter 11 proceeding pending in the Maryland bankruptcy court. Under the terms of the settlement, NEGT will provide refunds valued at $66 million, a portion of which will be paid in the form of an allowed, unsecured claim in the Chapter 11 bankruptcy proceeding. SCE’s share of this amount is expected to be approximately $19 million. NEGT will also assign to SCE and the other parties to the settlement a corporate guarantee and surety bond that, subject to collection, will provide an additional $14 million. SCE’s share of the $14 million is yet to be determined. The settlement remains subject to the approvals of the Maryland bankruptcy court and FERC.

OTHER DEVELOPMENTS

Environmental Matters

SCE is subject to numerous federal and state environmental laws and regulations, which requires it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. SCE believes that it is in substantial compliance with existing environmental regulatory requirements.

SCE’s power plants, in particular their coal-fired plants, may be affected by recent developments in federal and state environmental laws and regulations. These laws and regulations, including those relating to SO2 and NOx emissions, mercury emissions, ozone and fine particulate matter emissions, regional haze, water quality, and climate change, may require significant capital expenditures at these facilities. The developments in certain of these laws and regulations are discussed in more detail below. These developments will continue to be monitored to assess what implications, if any, they will have on the operation of power plants owned or operated by SCE or the impact on SCE’s consolidated results of operations or financial position.

SCE’s projected environmental capital expenditures over the next five years are: 2008 – $442 million; 2009 –$477 million; 2010 – $495 million; 2011 – $513 million; and 2012 – $526 million. The projected environmental capital expenditures are mainly for undergrounding certain transmission and distribution lines at SCE.

For a discussion of SCE’s environmental matters, refer to “Other Developments—Environmental Matters” in the year-ended 2007 MD&A. There have been no significant developments with respect to environmental matters affecting SCE since the filing of SCE’s Annual Report on Form 10-K, except as follows:

Climate Change

Litigation Developments

On February 28, 2008, the Native Village of Kivalina and the City of Kivalina, located off the coast of Alaska, filed a complaint in federal court in California against 23 corporate defendants, including SCE’s parent, Edison International and several electric generating, oil and gas, and coal mining companies. The complaint contends that the alleged global warming impacts of the GHG emissions associated with the defendants’ business activities are destroying the plaintiffs’ village through the melting of Arctic ice that had previously protected the village from winter storms. The plaintiffs further allege that the village will soon need to be abandoned or relocated at a cost of between $95 million and $400 million. Edison International cannot predict the outcome of this litigation.

State Specific Legislative Initiatives

SCE is evaluating the CARB’s reporting regulations adopted December 2007 pursuant to AB 32 to assess the total cost of compliance.

In mid-March 2008, the CEC and CPUC recommended that CARB adopt a mix of direct mandatory/regulatory requirements and a cap-and-trade system for the electricity sector as part of CARB’s AB 32 scoping plan for achieving the maximum technologically feasible and cost-effective reductions in greenhouse gas emissions by 2020. The recommendations include: a mandatory minimum levels of cost-effective energy efficiency for all retail electricity providers; legislation requiring all retail electricity providers to deliver more than 20% of their power from renewable sources in the future, at levels and dates to be determined; a multi-sector cap-and-trade program for California that includes the electricity sector; CARB designation of deliverers of electricity to the California grid as the entities responsible for compliance with the AB 32 requirements; and the auction of at least some portion of the emission allowances available to the electricity sector for the cap-and-trade program. An integral part of this auction recommendation is that the majority of the proceeds from the auctioning of allowances for the electricity sector should be used in ways that benefit electricity consumers in California, such as to augment investments in energy efficiency and renewable energy or to provide customer bill relief.

CARB still must determine whether to adopt the CEC’s and CPUC’s recommendations as part of its AB 32 scoping plan. CARB is expected to release a draft AB 32 scoping plan in June 2008 for public review and comment. CARB is required to approve its AB 32 scoping plan by January 1, 2009.

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

California

On March 21, 2008 the California State Water Resources Control Board released its draft scoping document and preliminary draft Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling. This state policy is being developed in advance of the issuance of a final rule from the US EPA on standards for cooling water intake structures at existing large power plants. As anticipated, the Scoping Document establishes closed cycle wet cooling as the best technology available for retrofitting existing once-through cooled plants like San Onofre. Additionally, the target levels for compliance with the state policy correspond to the high end of the ranges originally proposed in the US EPA’s rule. Nuclear-fueled power plants, including San Onofre, would have until January 1, 2021 to comply with the policy. The tentative policy development schedule that was included in the Scoping Document schedules public workshops in May 2008 and a public hearing in September 2008. Policy adoption would tentatively be voted on by the State Board in December 2008. SCE is currently evaluating potential effects of the policy and working with key government policy makers. This policy may significantly impact both operations at San Onofre and SCE’s ability to procure timely supplies of generating capacity from fossil-fueled plants that use ocean water in once-through cooling systems.

Environmental Remediation

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

SCE believes that it is in substantial compliance with environmental regulatory requirements; however, possible future developments, such as the enactment of more stringent environmental laws and regulations, could affect the costs and the manner in which business is conducted and could cause substantial additional capital expenditures. There is no assurance that additional costs would be recovered from customers or that SCE’s consolidated financial position and results of operations would not be materially affected.

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

As of March 31, 2008, SCE’s recorded estimated minimum liability to remediate its 24 identified sites was $64 million, of which $29 million was related to San Onofre. This remediation liability is undiscounted. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $150 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $9 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $33 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $62 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the 12 months ended March 31, 2008 were $23 million.

Based on currently available information, SCE believes it is unlikely that it will incur amounts in excess of the upper limit of the estimated range for its identified sites and, based upon the CPUC’s regulatory treatment of environmental remediation costs, SCE believes that costs ultimately recorded will not materially affect its consolidated results of operations or financial position. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates.

Federal and State Income Taxes

Tax Positions being addressed as part of active examinations and administrative appeals processes

Edison International and its subsidiaries remain subject to examination and administrative appeals by the IRS for tax years 1994 and forward. Edison International is challenging certain IRS deficiency adjustments for tax years 1994 – 1999 with the Administrative Appeals branch of the IRS and Edison International is currently under active IRS examination for tax years 2000 – 2002. In addition, the statute of limitations remains open for tax years 1986 – 1993, which has allowed Edison International to file certain affirmative claims related to these tax years.

During the examination phase for tax years 1994 – 1999, which is complete, the IRS asserted income tax deficiencies related to certain tax positions taken by Edison International on filed tax returns. Edison International is challenging the asserted tax deficiencies in IRS administrative appeals proceedings; however, most of these tax positions relate to timing differences and, therefore, any amounts that would be paid if Edison International’s position is not sustained (exclusive of any penalties) would be deductible on future tax returns filed by Edison International. In addition, Edison International has filed affirmative claims with respect to certain tax years 1986 through 2005 with the IRS and state tax authorities. Any benefits associated with these affirmative claims would be recorded in accordance with FIN 48 which provides that recognition would occur at the earlier of when SCE would make an assessment that the affirmative claim position has a more likely than not probability of being sustained or when a settlement of the affirmative claim is consummated with the tax authority. Certain of these affirmative claims have been recognized as part of the implementation of FIN 48.

Currently, Edison International is under administrative appeals with the California Franchise Tax Board for tax years 1997 – 2002 and under examination for tax years 2003 – 2004. Edison International remains subject to examination by the California Franchise Tax Board for tax years 2005 and forward. Edison International is also subject to examination by other state tax authorities, subject to varying statute of limitations.

Balancing Account Over-Collections

In response to an affirmative claim related to balancing account over-collections, Edison International received an IRS Notice of Proposed Adjustment in July 2007. This affirmative claim is part of the ongoing IRS examinations and administrative appeals process and all of the tax years included in this Notice of Proposed Adjustment remain subject to ongoing examination and administrative appeals. The cash and earnings impacts of this position are dependent on the ultimate settlement of all open tax issues in these tax years. SCE expects that resolution of this particular issue could potentially increase earnings and cash flows within the range of $70 million to $80 million and $300 million to $325 million, respectively.

Contingent Liability Company

The IRS has asserted deficiencies with respect to a transaction entered into by a former SCE subsidiary which may be considered substantially similar to a listed transaction described by the IRS as a contingent liability company for tax years 1997 – 1998. This is being considered by the Administrative Appeals branch of the IRS where Edison International is defending its tax return position with respect to this transaction.

Resolution of Federal and State Income Tax Issues Being Addressed in Ongoing Examinations and Administrative Appeals

Edison International continues its efforts to resolve open tax issues through tax year 2002. Although the timing for resolving these open tax positions is uncertain, it is reasonably possible that all or a significant portion of these open tax issues through tax year 2002 could be resolved within the next 12 months.

Midway-Sunset Cogeneration Company

As discussed under the heading “Other Developments—Midway-Sunset Cogeneration Company” in the year-ended 2007 MD&A, Midway-Sunset is a party to several proceedings pending at the FERC because Midway-Sunset was a seller in the PX market during 2000 and 2001, both for its own account and on behalf of SCE and PG&E, the utilities to which the majority of Midway-Sunset’s power was contracted for sale.

On December 20, 2007, Midway-Sunset entered into a settlement agreement with SCE, PG&E, SDG&E and certain California state parties to resolve Midway-Sunset’s liability in the FERC refund proceedings. Midway-Sunset concurrently entered into a separate agreement with SCE and PG&E that provides for pro-rata reimbursement to Midway-Sunset by the two utilities of the portions of the agreed to refunds that are attributable to sales made by Midway-Sunset for the benefit of the utilities. The settlement, which had been approved previously by the CPUC was approved by FERC on April 2, 2008.

During the period in which Midway-Sunset’s generation was sold into the PX market, amounts SCE received from Midway-Sunset for its pro-rata share of such sales were credited to SCE’s customers against power purchase expenses through the ratemaking mechanism in place at that time. SCE believes that the net amounts to be reimbursed to Midway-Sunset are recoverable from its customers through current regulatory mechanisms. SCE does not expect any reimbursement to Midway-Sunset to have a material impact on earnings.

Palo Verde Nuclear Generating Station Inspection

As discussed under the heading “Other Developments—Palo Verde Nuclear Generating Station Inspection” in the year-ended 2007 MD&A, the NRC held three special inspections of Palo Verde, between March 2005 and February 2007. The combination of the results of the first and third special inspections caused the NRC to undertake an additional oversight inspection of Palo Verde. This additional inspection, known as a supplemental inspection, was completed in December 2007. In addition, Palo Verde was required to take additional corrective actions based on the outcome of completed surveys of its plant personnel and self-assessments of its programs and procedures. The NRC and APS defined and agreed to inspection and survey corrective actions that the NRC in a Confirmatory Action Letter, which was issued in February 2008. Palo Verde operation and maintenance costs (including overhead) increased in 2007 by approximately $7 million from 2006. SCE estimates that operation and maintenance costs will increase by approximately $23 million (in 2007 dollars) over the two year period 2008 – 2009, from 2007 recorded costs including overhead costs. SCE is unable to estimate how long SCE will continue to incur these costs.

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

Interest Rate Risk

SCE is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used for liquidity purposes, to fund business operations and to finance capital expenditures.

In July 2007, SCE entered into interest rate-locks to mitigate interest rate risk associated with future financings. Due to declining interest rates in late 2007, at December 31, 2007, these interest rate locks had unrealized losses of $33 million. In January and February 2008, SCE settled these interest rate-locks resulting in realized losses of $33 million. A related regulatory asset was recorded in this amount and SCE expects to amortize and recover this amount as interest expense associated with its 2008 financings.

Commodity Price Risk

As discussed in the year-ended 2007 MD&A, SCE is exposed to commodity price risk associated with its purchases for additional capacity and ancillary services to meet its peak energy requirements as well as exposure to natural gas prices associated with power purchased from QFs, fuel tolling arrangements, and its own gas-fired generation, including the Mountainview plant.

SCE has an active hedging program in place to minimize ratepayer exposure to spot-market price spikes; however, to the extent that SCE does not mitigate the exposure to commodity price risk, the unhedged portion is subject to the risks and benefits of spot-market price movements, which are ultimately passed-through to ratepayers.

To mitigate SCE’s exposure to spot-market prices, SCE enters into energy options, tolling arrangements, forward physical contracts, and congestion rights (FTRs and CRRs). SCE also enters into contracts for power and gas options, as well as swaps and futures, in order to mitigate its exposure to increases in natural gas and electricity pricing. These transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans.

In September 2007, the ISO allocated CRRs for the period March 2008 through December 2017 to SCE which will entitle SCE to receive (or pay) the value of transmission congestion at specific locations. These rights will act as an economic hedge against transmission congestion costs in the MRTU environment which was expected to be operational March 31, 2008, but was delayed to the fall of 2008. The CRRs meet the definition of a derivative under SFAS No. 133. In accordance with SFAS No. 157, SCE recognized the CRRs for the period beginning October 2008 at a zero fair value due to liquidity reserves. Liquidity reserves against CRRs fair values were provided since there were no quoted long-term market prices for the CRRs allocated to SCE. Although an auction was held in December 2007, the auction results did not provide sufficient evidence of long-term market prices.

During the first quarter of 2008, the ISO held an auction for FTRs. SCE participated in the ISO auction and paid $62 million to secure FTRs for the period April 2008 through March 2009. The FTRs will be replaced with CRRs in the MRTU environment. SCE recognized the FTRs for the period April 2008 through September 2008 at fair value. SCE anticipates amounts paid for FTRs for the period October 2008 through March 2009 will be refunded to SCE and has recognized this amount as a receivable from the ISO.

Any future fair value changes, given a MRTU market, will be recorded in purchased-power expense and offset through the provision for regulatory adjustments clauses as the CPUC allows these costs to be recovered from or refunded to customers through a regulatory balancing account mechanism. As a result, fair value changes are not expected to affect earnings.

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

The following table summarizes the fair values of outstanding derivative financial instruments used at SCE to mitigate its exposure to spot market prices:

	March 31, 2008		December 31, 2007
In millions	Assets	Liabilities	Assets	Liabilities
Energy options	$6	$45	$6	$49
FTRs	25	—	22	—
Forward physicals (power) and tolling arrangements	34	5	7	8
Gas options, swaps and forward arrangements	147	—	46	22
Netting and collateral	(4)	—	—	(2)
Total	$208	$50	$81	$77

Quoted market prices, if available, are used for determining the fair value of contracts, as discussed above. If quoted market prices are not available, internally maintained standardized or industry accepted models are used to determine the fair value. The models are updated with spot prices, forward prices, volatilities and interest rates from regularly published and widely distributed independent sources. SCE implemented SFAS No. 157 during the first quarter of 2008. Under SFAS No. 157, when actual market prices, or relevant observable inputs are not available it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs. The derivative assets and liabilities whose fair value is based on unobservable inputs are classified as level 3 measurements under SFAS No. 157. The amount of SCE’s level 3 derivative assets and liabilities measured using significant unobservable inputs as a percentage of the total derivative assets and total derivative liabilities measured at fair value was 61% and 100%, respectively. During the first quarter of 2008, the level 3 fair values increased as a result of changes in realized and unrealized gains. SCE recorded net realized and unrealized gains of $149 million and $105 million for the three-month periods ended March 31, 2008 and 2007, respectively. The changes in net realized and unrealized gains on economic hedging activities were primarily due to higher forward natural gas prices in the first quarter of 2008, compared to the same period in 2007. Due to expected recovery through regulatory mechanisms unrealized gains and losses may temporarily affect cash flows, but are not expected to affect earnings.

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of “Results of Operations and Historical Cash Flow Analysis” provide a discussion on the changes in various line items presented on the Consolidated Statements of Income, as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operations

Net Income Available for Common Stock

SCE’s net income available for common stock was $150 million in 2008, compared with earnings of $180 million in 2007. The decrease was mainly due to a $31 million tax benefit recognized in 2007 related to the income tax treatment of certain costs including those associated with environmental remediation, partially offset by lower net interest expense in 2008.

Operating Revenue

The following table sets forth the major changes in operating revenue:

In millions	Three Months Ended March 31, 2008 vs. 2007
Operating revenue
Rate changes and impact of tiered rate structure (including unbilled)	$(84)
Sales volume changes (including unbilled)	(29)
Balancing account over/under collections	158
Sales for resale	118
SCE’s VIEs	3
Other (including inter company transactions)	(39)
Total	$127

SCE’s retail sales represented approximately 85% and 88% of operating revenue for the three months ended March 31, 2008 and 2007, respectively. Due to warmer weather during the summer months and SCE’s rate design, operating revenue during the third quarter of each year is generally higher than other quarters.

Total operating revenue increased by $127 million in the first quarter of 2008 compared to the same period in 2007 (as shown in the table above). The variances for the revenue components are as follows:

•

Operating revenue from rate changes decreased mainly due to the rate change that was effective February 14, 2007. On February 14, 2007, SCE’s system average rate decreased from 14.5¢ per-kWh to 13.9¢ per-kWh as a result of projected lower natural gas prices in 2007, as well as the refund of overcollections in the ERRA balancing account that occurred in 2006 from lower than expected natural gas prices and higher than expected sales in the summer of 2006. See “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates,” and “—Energy Resource Recovery Account Proceedings” for further discussion of rate changes).

•	Operating revenue resulting from sales volume changes was mainly due to a decrease in residential and commercial customer additions in the first quarter of 2008 compared to the same period in 2007.

•

SCE recognizes revenue, subject to balancing account treatment, equal to the amount of the actual costs incurred and up to its authorized revenue requirement. If revenue is collected in excess of actual power procurement-related costs incurred or above the authorized revenue requirement it is not recognized as revenue and is deferred and recorded as regulatory liabilities to be refunded in future customer rates. If amounts collected are below the authorized revenue requirement or power-procurement-related costs incurred are in excess of revenue billed the difference is recognized as revenue and recorded as a regulatory asset for future recovery. In the first quarter of 2008, SCE recognized approximately $93 million compared to a deferral of approximately $65 million in 2007. The change in deferred revenue was mainly due to the rate change discussed above.

•

Operating revenue from sales for resale represents the sale of excess energy. Excess energy from SCE sources which may exist at certain times is resold in the energy markets. Sales for resale revenue increased due to higher excess energy in the first quarter of 2008, compared to the same period in 2007, resulting from lower demand, increased kWh purchases from new contracts, as well as increased sales from least cost dispatch energy. Revenue from sales for resale is refunded to customers through the ERRA balancing account and does not impact earnings.

•

The decrease in other revenue was primarily related to lower net investment earnings and higher other-than-temporary impairment losses from SCE’s nuclear decommissioning trust due to a volatile stock market environment. Due to regulatory treatment, investment impairment losses and trust earnings and losses are offset in depreciation, decommissioning and amortization expense and as a result, have no impact on net income.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE’s customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and none of these collections are recognized as revenue by SCE. These amounts were $558 million and $587 million for the three months ended March 31, 2008 and 2007, respectively.

Operating Expenses

Fuel Expense

SCE’s fuel expense increased $40 million in the first quarter of 2008 mainly due to an increase at SCE’s Mountainview plant resulting from higher generation and higher gas costs in 2008 due to an outage that occurred in the first quarter of 2007.

Purchased-Power Expense

The following is a summary of purchased-power expense:

	Three Months Ended March 31,
In millions	2008	2007
Purchased power	$640	$451
Unrealized (gains) losses on economic hedging activities – net	(151)	(134)
Realized (gains) losses on economic hedging activities – net	2	29
Energy settlements and refunds	—	(29)
Total purchased-power expense	$491	$317

Total purchased-power expense increased $174 million in 2008 based on the components discussed below.

Purchased power, in the table above, increased $189 million in the first quarter of 2008 due to higher bilateral energy purchases of $45 million resulting from higher costs per kWh due to higher gas prices and increased kWh purchases from new contracts entered into in late 2007; higher QF purchased-power expense of $60 million resulting from increased kWh purchases and an increase in the average spot natural gas prices for certain contracts (as discussed further below); and higher ISO-related energy costs of $85 million.

Net realized and unrealized gains on economic hedging activities, in the table above, was $149 million in the first quarter of 2008 compared to $105 million in the same period in 2007 (see “Market Risk Exposures— Commodity Price Risk” for further discussion). The changes in net realized and unrealized (gains) losses on economic hedging activities were primarily due to higher forward natural gas prices in the first quarter of 2008, compared to the same period in 2007. Due to expected recovery through regulatory mechanisms realized and unrealized gains and losses may temporarily affect cash flows, but are not expected to affect earnings (see “Market Risk Exposures—Commodity Price Risk” for further discussion).

Federal law and CPUC orders required SCE to enter into contracts to purchase power from QFs at CPUC-mandated prices. Energy payments to gas-fired QFs are generally tied to spot natural gas prices. Energy payments for most renewable QFs are at a fixed price of 5.37¢ per-kWh. In late 2006, certain renewable QF contracts were amended and energy payments for these contracts are at a fixed price of 6.15¢ per-kWh, effective May 2007.

Provisions for Regulatory Adjustment Clauses – Net

Provisions for regulatory adjustment clauses – net decreased $117 million in the first quarter of 2008 compared to the same period in 2007. The first quarter 2008 variance reflects net unrealized gains on economic hedging activities of approximately $151 million in 2008, compared to $134 million for the same period in 2007 (discussed above in purchased-power expense). The 2008 variance also reflects a decrease of $60 million as a result of the rate reduction notes being fully repaid as of December 31, 2007 (See “Regulatory Matters—Liquidity—Rate Reduction Notes” in the year-ended 2007 MD&A); approximately $29 million in energy refunds and generator settlements recorded in 2007; higher FTR costs of $35 million; and approximately $30 million resulting from higher net undercollections primarily related to the deferral of the residential rate increase which was recognized in revenue in 2007.

Other Operation and Maintenance Expense

SCE’s other operation and maintenance expense increased $76 million in the first quarter of 2008 compared to the first quarter of 2007. Certain of SCE’s operation and maintenance expense accounts are recovered through regulatory mechanisms approved by the CPUC. The costs associated with these regulatory balancing accounts increased $10 million in the first quarter of 2008. In addition to the increase in balancing account related operation and maintenance costs the 2008 increase was due to higher generation expenses of $20 million related to maintenance and outage expenses at San Onofre and higher overhaul and outage costs at Four Corners and Palo Verde; transmission and distribution maintenance cost of approximately $15 million; and higher administrative and general costs (including health care costs and other benefits) of $20 million primarily due to timing of expenses.

Depreciation, Decommissioning and Amortization Expense

SCE’s depreciation, decommissioning and amortization expense decreased $23 million in the first quarter of 2008 compared to the same period in 2007 due to a $40 million decrease in nuclear decommissioning trust earnings and higher other-than-temporary impairment losses associated with the nuclear decommissioning trust funds primarily related to a volatile stock market environment. Due to its regulatory treatment, investment impairment losses and trust earnings and losses are recorded in operating revenue and are offset in decommissioning expense and have no impact on net income. The decrease was partially offset by a $20 million increase resulting from transmission and distribution asset additions (see “Liquidity—Capital Expenditures” for a further discussion).

Other Income and Deductions

Interest income

SCE’s interest income decreased $6 million in the first quarter of 2008, compared to the first quarter of 2007. The 2008 decrease was mainly due to lower undercollections balances in certain balancing accounts and lower interest rates applied to those undercollections in the first quarter of 2008, as compared to the same period in 2007.

Interest Expense – Net of Amounts Capitalized

SCE’s interest expense – net of amounts capitalized decreased $10 million in the first quarter of 2008 mainly due to lower overcollections of certain balancing accounts and lower interest rates applied to those overcollections in the first quarter of 2008 compared to the same period in 2007. The decrease was also due to lower interest expense on long-term debt resulting from lower outstanding debt during the first quarter of 2008 compared to the first quarter 2007.

Income Tax Expense

Southern California Edison’s composite federal and state statutory income tax rate was approximately 40% (net of the federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate was 33% for the three months ended March 31, 2008, as compared to 22% for the respective period in 2007. The increased effective tax rate was caused primarily by reductions made to the income tax reserve during the first quarter of 2007 to reflect progress in an administrative appeals process with the IRS related to the income tax treatment of costs associated with environmental remediation.

Historical Cash Flow Analysis

The “Historical Cash Flow Analysis” section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Cash provided by operating activities decreased $230 million in 2008, compared to 2007. The 2008 change reflects a decrease in revenue collected from SCE’s customers primarily due to the rate change that was effective February 14, 2007. On February 14, 2007, SCE’s system average rate decreased from 14.5¢ per-kWh to 13.9¢ per-kWh. See “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates,” and “—Energy Resource Recovery Account Proceedings” for further discussion of rate changes. The 2008 change was also due to the timing of cash receipts and disbursements related to working capital items including lower income taxes paid in 2008 compared to 2007.

Cash Flows from Financing Activities

Cash provided (used) by financing activities mainly consisted of long-term and short-term debt issuances (payments).

Financing activities in the first quarter of 2008 were as follows:

•

In January, SCE issued $600 million of first refunding mortgage bonds due in 2038. The proceeds were used to repay SCE’s outstanding commercial paper of approximately $426 million and for general corporate purposes.

•

During the first quarter, SCE purchased the remaining $212 million of its auction rate bonds, converted the issue to a variable rate mode, and terminated the FGIC insurance policy. The bonds remain outstanding and have not been retired or cancelled.

•	During the first quarter, SCE’s net payment of short-term debt was $100 million.

•

In January, SCE repurchased 350,000 shares of 4.08% cumulative preferred stock at a price of $19.50 per share. SCE retired this preferred stock in January 2008 and recorded a $2 million gain on the cancellation of reacquired capital stock (reflected in the caption “Additional paid-in capital” on the consolidated balance sheets).

•	Other financing activities include dividend payments of $25 million paid to Edison International and $15 million for stock purchased for stock-based compensation.

Financing activities in the first quarter of 2007 were as follows:

•	During the first quarter, SCE issued $120 million in commercial paper classified as short-term debt;

•	Other financing activities include dividend payments of $60 million paid to Edison International and $59 million for stock purchased for stock-based compensation.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by capital expenditures, SCE’s funding of nuclear decommissioning trusts, and proceeds and maturities of investments.

Investing activities in 2008 reflect $588 million in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $19 million for nuclear fuel acquisitions. Investing activities also include net purchases of nuclear decommissioning trust investments and other of $30 million.

Investing activities in 2007 reflect $560 million in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $20 million for nuclear fuel acquisitions. Investing activities also include net purchases of nuclear decommissioning trust investments and other of $33 million.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. SCE adopted FIN No. 39-1 effective January 1, 2008. The adoption resulted in netting a portion of margin and cash collateral deposits with derivative positions on SCE’s consolidated balance sheets, but had no impact on SCE’s consolidated statements of income. The consolidated balance sheet at December 31, 2007 has been retroactively restated for the change, which resulted in a decrease in margin and collateral deposits of $2 million. The consolidated statements of cash flows for the three months ended March 31, 2007 has been retroactively restated to reflect the balance sheet changes but had no impact on cash flows from operating activities.

In February 2007, the FASB issued SFAS No. 159, which provides an option to report eligible financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SCE adopted this pronouncement effective January 1, 2008. The adoption had no impact because SCE did not make an optional election to report additional financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SCE adopted SFAS No. 157 effective January 1, 2008. The adoption did not result in any retrospective adjustments to its consolidated financial statements. The accounting requirements for employers’ pension and other postretirement benefit plans are effective at the end of 2008, which is the next measurement date for these benefit plans. The effective date will be January 1, 2009 for asset retirement obligations and other nonfinancial assets and liabilities which are measured or disclosed on a non-recurring basis.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 160, which requires an entity to present minority interest that reflects the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity’s equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SCE will adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements. In accordance with this standard, SCE will reclassify minority interest to a component of shareholder’s equity (at March 31, 2008 this amount was $428 million).

In March 2008, the FASB issued SFAS No. 161, which requires additional disclosure related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. SCE will adopt SFAS No. 161 in the first quarter of

2009. SFAS No. 161 will impact disclosures only and will not have an impact on SCE’s consolidated results of operations, financial condition or cash flows.

COMMITMENTS, GUARANTEES AND INDEMNITIES

The following is an update to SCE’s commitments and indemnities. See the section, “Commitments and Indemnities” in the year-ended 2007 MD&A for a detailed discussion.

Fuel Supply Contracts

SCE entered into service contracts associated with uranium enrichment and fuel fabrication during the first three months of 2008. As a result, SCE’s additional fuel supply commitments are estimated to be $23 million for the remainder of 2008, $31 million for 2009, $31 million for 2010, $51 million for 2011, $91 million for 2012 and $204 million thereafter.

Uncertain Tax Position Net Liability

At March 31, 2008, SCE’s recorded net liability for uncertain tax positions was $343 million. SCE currently cannot reliably predict the timing of cash flows associated with the resolution of uncertain tax positions due to the uncertainty as to the timing for resolving tax issues with the IRS related to ongoing examinations and administrative appeals. See “Other Developments—Federal and State Income Taxes” for further information.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Southern California Edison Company

10.1	Amended and Restated Credit Agreement, dated as of February 14, 2008, among Southern California Edison Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and Credit Suisse, Lehman Commercial paper Inc., and Wells Fargo Bank, N.A., as documentation Agents and the several lenders thereto

10.2	Terms and conditions for 2008 long-term compensation awards under the 2007 Performance Incentive Plan

10.3	Employment Agreement between Edison International and J.A. Bouknight, Jr., dated July 12, 2005

10.4*	2008 Executive bonus program (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison Company’s Form 8-K dated March 5, 2008)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference pursuant to Rule 12b-32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY
(Registrant)

By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Dated: May 8, 2008