Form 10-Q
period 2008-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 2008-08-08
CIK 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2008
Common Stock, no par value	434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AB	Assembly Bill

AFUDC	allowance for funds used during construction

APS	Arizona Public Service Company

ARO(s)	asset retirement obligation(s)

CAA	Clean Air Act

CARB	Clean Air Resources Board

CDWR	California Department of Water Resources

CEC	California Energy Commission

CPSD	Consumer Protection and Safety Division

CPUC	California Public Utilities Commission

CRRs	congestion revenue rights

District Court	U.S. District Court for the District of Columbia

DOE	United States Department of Energy

DPV2	Devers-Palo Verde II

DWP	Los Angeles Department of Water & Power

EITF	Emerging Issues Task Force

EME	Edison Mission Energy

ERRA	energy resource recovery account

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGIC	Financial Guarantee Insurance Company

FIN 39-1	Financial Accounting Standards Interpretation No. 39-1, Amendment of FASB Interpretation No. 39

FIN 48	Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109

FTRs	firm transmission rights

GRC	General Rate Case

IRS	Internal Revenue Service

ISO	California Independent System Operator

kWh(s)	kilowatt-hour(s)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Midway-Sunset	Midway-Sunset Cogeneration Company

Mohave	Mohave Generating Station

GLOSSARY (Continued)

MRTU	Market Redesign Technology Upgrade

MW	megawatts

MWh	megawatt-hours

NOx	nitrogen oxide

NRC	Nuclear Regulatory Commission

Palo Verde	Palo Verde Nuclear Generating Station

PBOP(s)	postretirement benefits other than pension(s)

PBR	performance-based ratemaking

PG&E	Pacific Gas & Electric Company

POD	Presiding Officer’s Decision

PX	California Power Exchange

QF(s)	qualifying facility(ies)

RICO	Racketeer Influenced and Corrupt Organization

ROE	return on equity

S&P	Standard & Poor’s

San Onofre	San Onofre Nuclear Generating Station

SCE	Southern California Edison Company

SDG&E	San Diego Gas & Electric

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS No. 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities

FSP SFAS 142-3	FASB Staff Position No. SFAS 142-3, Determination of the Useful Life of Intangible Assets

SFAS No. 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements

SFAS No. 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans

SFAS No. 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

SFAS No. 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements

SFAS No. 161	Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

SO2	sulfur dioxide

TURN	The Utility Reform Network

US EPA	United States Environmental Protection Agency

VIE(s)	variable interest entity(ies)

SOUTHERN CALIFORNIA EDISON COMPANY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
	(Unaudited)
Operating revenue	$2,755	$2,460	$5,106	$4,682
Fuel	397	285	746	595
Purchased power	656	829	1,149	1,146
Provisions for regulatory adjustment clauses – net	279	(33)	452	255
Other operation and maintenance	757	661	1,435	1,262
Depreciation, decommissioning and amortization	286	271	539	546
Property and other taxes	56	55	118	110
Gain on sale of assets	(7)	—	(8)	—
Total operating expenses	2,424	2,068	4,431	3,914
Operating income	331	392	675	768
Interest income	5	10	10	21
Other nonoperating income	25	25	44	41
Interest expense – net of amounts capitalized	(96)	(105)	(193)	(213)
Other nonoperating deductions	(14)	(13)	(26)	(23)
Income before income tax and minority interest	251	309	510	594
Income tax expense	30	61	111	114
Minority interest	51	91	67	129
Net income	170	157	332	351
Dividends on preferred and preference stock not subject to mandatory redemption	13	13	25	26
Net income available for common stock	$157	$144	$307	$325

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
	(Unaudited)
Net income	$170	$157	$332	$351
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net gain (loss) included in expense – net of tax	—	—	(1)	1
Comprehensive income	$170	$157	$331	$352

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and equivalents	$185	$252
Short-term investments	2	—
Receivables, less allowance of $32 and $34 for uncollectible accounts at respective dates	811	725
Accrued unbilled revenue	528	370
Inventory	317	283
Derivative assets	363	53
Margin and collateral deposits	7	35
Regulatory assets	203	197
Accumulated deferred income taxes – net	129	146
Other current assets	213	188
Total current assets	2,758	2,249
Nonutility property – less accumulated provision for depreciation of $732 and $701 at respective dates	984	1,000
Nuclear decommissioning trusts	3,152	3,378
Other investments	83	69
Total investments and other assets	4,219	4,447
Utility plant, at original cost:
Transmission and distribution	19,279	18,940
Generation	1,818	1,767
Accumulated provision for depreciation	(5,344)	(5,174)
Construction work in progress	2,048	1,693
Nuclear fuel, at amortized cost	251	177
Total utility plant	18,052	17,403
Derivative assets	212	28
Regulatory assets	2,723	2,721
Other long-term assets	636	629
Total long-term assets	3,571	3,378

Total assets	$28,600	$27,477

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$800	$500
Long-term debt due within one year	150	—
Accounts payable	951	914
Accrued taxes	45	42
Accrued interest	158	126
Counterparty collateral	24	42
Customer deposits	223	218
Book overdrafts	290	204
Derivative liabilities	26	97
Regulatory liabilities	1,223	1,019
Other current liabilities	520	548
Total current liabilities	4,410	3,710
Long-term debt	5,316	5,081
Accumulated deferred income taxes – net	2,593	2,556
Accumulated deferred investment tax credits	101	105
Customer advances	146	155
Derivative liabilities	13	13
Power-purchase contracts	22	22
Accumulated provision for pensions and benefits	845	786
Asset retirement obligations	2,934	2,877
Regulatory liabilities	3,356	3,433
Other deferred credits and other long-term liabilities	1,164	1,136
Total deferred credits and other liabilities	11,174	11,083
Total liabilities	20,900	19,874
Commitments and contingencies (Note 5)
Minority interest	448	446
Common stock, no par value (434,888,104 shares outstanding at each date)	2,168	2,168
Additional paid-in capital	525	507
Accumulated other comprehensive loss	(16)	(15)
Retained earnings	3,655	3,568
Total common shareholder’s equity	6,332	6,228
Preferred and preference stock not subject to mandatory redemption	920	929
Total shareholders’ equity	7,252	7,157

Total liabilities and shareholders’ equity	$28,600	$27,477

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
In millions	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$332	$351
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	539	546
Realized loss on nuclear decommissioning trusts	72	23
Other amortization	47	50
Stock-based compensation	8	8
Minority interest	67	129
Deferred income taxes and investment tax credits	6	(242)
Regulatory assets	8	245
Regulatory liabilities	374	120
Derivative assets	(494)	(83)
Derivative liabilities	(71)	(90)
Other assets	(19)	(23)
Other liabilities	28	219
Margin and collateral deposits – net of collateral received	10	4
Receivables and accrued unbilled revenue	(244)	(181)
Inventory and other current assets	(51)	(78)
Book overdrafts	86	62
Accrued interest and taxes	35	296
Accounts payable and other current liabilities	56	(15)
Net cash provided by operating activities	789	1,341
Cash flows from financing activities:
Long-term debt issued	600	—
Long-term debt issuance costs	(9)	(1)
Long-term debt repaid	(1)	(23)
Bonds repurchased	(212)	—
Preferred stock redeemed	(7)	—
Rate reduction notes repaid	—	(116)
Short-term debt financing – net	300	175
Shares purchased for stock-based compensation	(25)	(115)
Proceeds from stock option exercises	9	47
Excess tax benefits related to stock-based awards	8	22
Minority interest	(65)	(63)
Dividends paid	(150)	(111)
Net cash provided (used) by financing activities	448	(185)
Cash flows from investing activities:
Capital expenditures	(1,241)	(1,091)
Proceeds from nuclear decommissioning trust sales	1,501	2,017
Purchases of nuclear decommissioning trust investments	(1,560)	(2,084)
Sales of short-term investments	—	2,097
Purchases of short-term investments	(2)	(2,097)
Restricted cash	—	7
Customer advances for construction and other investments	(2)	3
Net cash used by investing activities	(1,304)	(1,148)
Net increase (decrease) in cash and equivalents	(67)	8
Cash and equivalents, beginning of period	252	83
Cash and equivalents, end of period	$185	$91

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair statement of the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-and six-month periods ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

This quarterly report should be read in conjunction with SCE’s Annual Report to Shareholders incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

SCE’s significant accounting policies were described in Note 1 of “Notes to consolidated financial statements” included in its 2007 Annual Report on Form 10-K. SCE follows the same accounting policies for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2008 as discussed below in “Margin and Collateral Deposits” and “New Accounting Pronouncements.”

Certain prior-period reclassifications have been made to conform to the current year financial statement presentation mostly pertaining to the adoption of FIN No. 39-1.

Margin and Collateral Deposits

Margin and collateral deposits include margin requirements and cash deposited with and received from counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in the fair value of the related positions. See “New Accounting Pronouncements” below for a discussion of the adoption of FIN No. 39-1. In accordance with FIN No. 39-1, SCE presents a portion of its margin and cash collateral deposits net with its derivative positions on its consolidated balance sheets. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $18 million at June 30, 2008 compared to $2 million cash collateral provided to others that have been offset against net derivative liabilities at December 31, 2007.

New Accounting Pronouncements

Accounting Pronouncement Adopted

In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. SCE adopted FIN No. 39-1 effective January 1, 2008. The adoption resulted in netting a portion of margin and cash collateral deposits with derivative positions on SCE’s consolidated balance sheets, but had no impact on SCE’s consolidated statements of income. The consolidated balance sheet at December 31, 2007 has been retroactively restated for the change, which resulted in a decrease in margin and collateral deposits of $2 million. The consolidated statements of cash flows for the six months ended June 30, 2007 has been retroactively restated to reflect the balance sheet changes but had no impact on cash flows from operating activities.

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

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 160, which requires an entity to present minority interest that reflects the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity’s equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SCE will adopt SFAS No. 160 on January 1, 2009. In accordance with this standard, SCE will reclassify minority interest to a component of shareholder’s equity (at June 30, 2008 this amount was $448 million).

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

In April 2008, the FASB issued FSP FAS No. 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. SCE will adopt FSP FAS No. 142-3 on January 1, 2009. SCE is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

Property and Plant

Utility Plant

Utility plant additions, including replacements and betterments, are capitalized. Such costs include direct material and labor, construction overhead, a portion of administrative and general costs capitalized at a rate authorized by the CPUC, and AFUDC. AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction. Currently, AFUDC debt and equity is capitalized during certain plant construction and reported in interest expense and other nonoperating income, respectively. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset.

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

The interest rates on one issue of SCE’s pollution control bonds insured by FGIC, totaling $249 million, were reset every 35 days through an auction process. Due to a loss of confidence in the creditworthiness of the bond insurers, there was a significant reduction in market liquidity for auction rate bonds and interest rates on these bonds increased. Consequently, SCE purchased in the secondary market $37 million of its auction rate bonds in December 2007. In the first three months of 2008, SCE purchased the remaining $212 million of its auction rate bonds, converted the issue to a variable rate mode, and terminated the FGIC insurance policy. SCE continues to hold the bonds which remain outstanding and have not been retired or cancelled.

Short-Term Debt

Short-term debt is generally used to finance fuel inventories, balancing account undercollections and general, temporary cash requirements including power-purchase payments. At June 30, 2008, the outstanding short-term debt was $800 million at a weighted-average interest rate of 2.58%. This short-term debt is supported by a $2.5 billion credit line. See below in “Credit Agreement Amendment.”

Credit Agreement Amendment

On March 12, 2008, SCE amended its existing credit facility, extending the maturity to February 2013 while retaining existing borrowing costs as specified in the facility. The amendment also provides four extension options which, if all exercised, will result in a final termination in February 2017. At June 30, 2008, the $2.5 billion credit facility supported $197 million in letters of credit and $800 million of short-term debt outstanding, leaving $1.5 billion available for liquidity purposes.

Note 3. Income Taxes

SCE’s composite federal and state statutory income tax rate was approximately 40% (net of the federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate was 15% and 25% for the three- and six-month periods ended June 30, 2008, as compared to 28% and 25% for the respective periods in 2007. The lower effective tax rates in 2008, as compared to the statutory rate and between comparable periods, were primarily due to internally developed software and property related flow-through tax deductions recorded in 2008. The lower effective tax rates in 2008, as compared to 2007, were partially offset by reductions during 2007, as discussed below. The effective tax rates in 2007 were lower than the statutory rate primarily due to progress made in the first quarter of 2007 in an administrative appeal process with the IRS related to the income tax treatment of certain costs associated with environmental remediation; reductions made during the second quarter of 2007 to reflect receipt of a state Notice of Proposed Adjustment; and also due to property related flow-through items.

Accounting for Uncertainty in Income Taxes

FIN 48 requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of the available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit. Edison International has filed affirmative tax claims related to tax positions, which, if accepted, could result in refunds of taxes paid or additional tax benefits for positions not reflected on filed original tax returns. FIN 48 requires the disclosure of all unrecognized tax benefits, which includes the reserves recorded for tax positions on filed tax returns and the unrecognized portion of affirmative claims.

Unrecognized Tax Benefits Tabular Disclosure

The following table provides a reconciliation of unrecognized tax benefits from January 1, 2008 to June 30, 2008:

In millions	(Unaudited)
Balance at January 1, 2008	$1,950
Tax positions taken during the current year
Increases	53
Decreases	—
Tax positions taken during a prior year
Increases	85
Decreases	(97)
Decreases for settlements during the period	—
Reductions for lapses of applicable statute of limitations	—
Balance at June 30, 2008	$1,991

The unrecognized tax benefits in the table above reflects affirmative claims related to timing differences of $1.5 billion and $1.6 billion at June 30, 2008 and January 1, 2008, respectively, but have not met the recognition threshold pursuant to FIN 48 and have been denied by the IRS as part of their examinations. These affirmative claims remain unpaid by the IRS and no receivable has been recorded. Edison International is vigorously defending these affirmative claims in IRS administrative appeals proceedings.

It is reasonably possible that Edison International could reach a settlement with the IRS for all or a portion of the unrecognized tax benefits through tax year 2002 within the next 12 months, which could reduce unrecognized tax benefits by up to $1.3 billion.

The total amount of unrecognized tax benefits as of June 30, 2008 and January 1, 2008 that, if recognized, would have an effective tax rate impact is $62 million and $65 million, respectively.

The total amount of accrued interest and penalties were $111 million and $96 million as of June 30, 2008 and January 1, 2008, respectively. The after-tax interest expense recognized and included in income tax expense was $3 million and $9 million for the three- and six- month periods ended June 30, 2008, respectively.

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

Edison International filed amended California Franchise Tax returns for tax years 1997 – 2002 to mitigate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice that was published in 2001. These transactions include the SCE subsidiary contingent liability company transaction, described below. Edison International filed these amended returns under protest retaining its appeal rights.

As previously disclosed, Edison International has been engaged in settlement negotiations with the IRS. These negotiations seek to resolve outstanding tax disputes for all Edison International subsidiaries, including SCE, for the years 1994 through 2002, including certain affirmative claims for unrecognized tax benefits. These negotiations have progressed to the point where Edison International and the IRS have reached nonbinding, preliminary understandings on the material principles for resolving such tax disputes on a “global” basis. Final resolution of such disputes, however, is subject to reaching definitive agreements on final terms and calculations, mutually satisfactory documentation, and review of all or a portion of such settlements by the Staff of the Joint Committee on Taxation, a committee of the United States Congress (the “Joint Committee”).

There can be no assurance, however, about the timing of final settlements with the IRS or that such final settlements will be ultimately consummated. Moreover, even if final settlements are reached with the IRS, review by the Joint Committee could result in adjustments. The IRS and Edison International may not reach final agreements that implement the preliminary understandings, or they may reach final agreements but conditions to consummating them may not be satisfied.

Balancing Account Over-Collections

In response to an affirmative claim related to balancing account over-collections, Edison International received an IRS Notice of Proposed Adjustment in July 2007. This affirmative claim is part of the ongoing IRS examinations and administrative appeals process and all of the tax years included in this Notice of Proposed Adjustment remain subject to ongoing examination and administrative appeals. The cash and earnings impacts of this position are dependent on the ultimate settlement of all open tax issues in these tax years. SCE expects that resolution of this particular issue could potentially increase earnings and cash flows within the range of $70 million to $80 million and $300 million to $350 million, respectively.

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

Note 4. Compensation and Benefits Plans

Pension Plans

As of June 30, 2008, SCE has made $6 million in contributions related to 2007 and $24 million related to 2008 and estimates to make $13 million of additional contributions in the last six months of 2008. Expected contribution funding could vary from anticipated amounts depending on the funded status at year-end and tax-deductible funding limitations.

Net pension cost recognized is calculated under the actuarial method used for ratemaking. The difference between pension costs calculated for accounting and ratemaking is deferred.

Expense components are:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
	(Unaudited)
Service cost	$ 27	$ 26	$ 54	$ 52
Interest cost	46	44	93	88
Expected return on plan assets	(63)	(61)	(126)	(122)
Amortization of prior service cost	4	4	8	9
Amortization of net (gain)/loss	—	1	(1)	1
Subtotal	14	14	28	28
Regulatory adjustment – deferred	—	1	—	2
Total expense recognized	$ 14	$ 15	$ 28	$ 30

Postretirement Benefits Other Than Pensions

As of June 30, 2008, SCE has made no contributions related to 2007 and $11 million related to 2008 and estimates to make $43 million of additional contributions in the last six months of 2008. Expected contribution funding could vary from anticipated amounts depending on the funded status at year-end and tax-deductible funding limitations.

Expense components are:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
	(Unaudited)
Service cost	$ 11	$ 10	$22	$20
Interest cost	33	31	66	62
Expected return on plan assets	(31)	(30)	(62)	(60)
Amortization of prior service credit	(7)	(7)	(14)	(14)
Amortization of net loss	4	6	8	12
Total expense recognized	$ 10	$ 10	$20	$20

Stock-Based Compensation

During the first quarter of 2008, Edison International granted its 2008 stock-based compensation awards, which included stock options, performance shares, deferred stock units and restricted stock units. Total stock-based compensation expense (reflected in the caption “Other operation and maintenance” on the consolidated statements of income) was $5 million and $11 million for the three months ended June 30, 2008 and 2007, respectively, and was $10 million and $14 million for the six months ended June 30, 2008 and 2007, respectively. The income tax benefit recognized in the consolidated statements of income was $2 million and $4 million for the three months ended June 30, 2008 and 2007, respectively, and was $4 million and $6 million for the six months ended June 30, 2008 and 2007, respectively. Total stock-based compensation cost capitalized was $1 million and $2 million for the three months ended June 30, 2008 and 2007, respectively, and was $2 million and $3 million for the six months ended June 30, 2008 and 2007, respectively.

Stock Options

A summary of the status of Edison International stock options issued at SCE is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2007	6,260,384	$31.21
Granted	1,288,070	$50.01
Expired	(500)	$28.94
Forfeited	(60,583)	$48.75
Exercised	(361,981)	$25.38
Transfer to associate	(91,569)	$34.78
Outstanding at June 30, 2008	7,033,821	$34.76	6.69
Vested and expected to vest at June 30, 2008	6,769,460	$34.31	6.62	$116,028,544
Exercisable at June 30, 2008	4,117,169	$26.99	5.44	$100,705,954

Stock options granted in 2008 do not accrue dividend equivalents.

The amount of cash used to settle stock options exercised was $10 million and $54 million for the three months ended June 30, 2008 and 2007, respectively, and $19 million and $104 million for the six months ended June 30, 2008 and 2007, respectively. Cash received from options exercised was $5 million and $23 million for the three months ended June 30, 2008 and 2007, respectively, and $9 million and $47 million for the six months ended

June 30, 2008 and 2007, respectively. The estimated tax benefit from options exercised was $2 million and $13 million for the three months ended June 30, 2008 and 2007, respectively, and $4 million and $23 million for the six months ended June 30, 2008 and 2007, respectively.

Note 5. Commitments and Contingencies

The following is an update to SCE’s commitments and contingencies. See Note 6 of “Notes to Consolidated Financial Statements” included in SCE’s 2007 Annual Report on Form 10-K for a detailed discussion.

Lease Commitments

During the second quarter of 2008, SCE entered into power-purchase contracts which are classified as operating leases. The contract terms range from 10 to 40 years. The delivery of energy under one of these contracts is not expected to commence until 2018. These additional commitments are currently estimated to be: remainder of 2008 – $27 million, 2009 – $48 million, 2010 – $48 million, 2011 – $48 million, 2012 – $48 million and thereafter – $1.9 billion.

Other Commitments

During the first six months of 2008, SCE entered into service contracts associated with uranium enrichment and fuel fabrication. As a result, SCE’s additional fuel supply commitments are estimated to be: remainder of 2008 – $15 million, 2009 – $49 million, 2010 – $50 million, 2011 – $96 million, 2012 – $141 million and thereafter – $665 million.

During the second quarter of 2008, SCE entered into a new power-purchase contract. The delivery of energy under this contract is expected to commence in August 2010 with a 10 year term. SCE’s additional commitments upon commencement are estimated to be: 2010 – $188 million, 2011 – $335 million, 2012 – $341 million and thereafter – $2.7 billion.

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

As of June 30, 2008, SCE’s recorded estimated minimum liability to remediate its 24 identified sites was $59 million, of which $24 million was related to San Onofre. This remediation liability is undiscounted. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $155 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $9 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $33 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining

10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $56 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the 12 months ended June 30, 2008 were $25 million.

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

The order also grants a higher return on equity on SCE’s entire transmission rate base in SCE’s next FERC transmission rate case for SCE’s participation in the CAISO. On August 1, 2008, SCE filed a revision to its Transmission Owner Tariff with a requested effective date of October 1, 2008. In addition, the order permits SCE to include in rate base 100% of prudently-incurred capital expenditures during construction, also known as CWIP, of all three projects and 100% recovery of prudently-incurred abandoned plant costs for DPV2 and Tehachapi, if either or both of these projects are cancelled due to factors beyond SCE’s control.

FERC Construction Work in Progress Mechanism

On December 21, 2007, SCE filed a revision to its Transmission Owner Tariff to collect 100% of CWIP in rate base for its Tehachapi, DPV2, and Rancho Vista projects. In the CWIP filing, SCE proposed a single-issue rate adjustment ($45 million or a 14.4% increase) to SCE’s currently authorized base transmission revenue requirement to be made effective on March 1, 2008 and later adjusted for amounts actually spent in 2008 through a new balancing account mechanism. The rate adjustment represents actual expenditures from September 1, 2005 through November 30, 2007, projected expenditures from December 1, 2007 through December 31, 2008, and a ROE (which includes the ROE adders approved for Tehachapi, DPV2 and Rancho Vista). SCE projects that it will spend a total of approximately $244 million, $27 million, and $181 million for Tehachapi, DPV2, and Rancho Vista, respectively, from September 1, 2005 through the end of 2008. The 2008 DPV2 expenditure forecast is limited to projected consulting and legal costs associated with SCE’s continued efforts to obtain regulatory approvals necessary to construct the DPV2 Project. On February 29, 2008, the CWIP filing was approved and SCE implemented the CWIP rate on March 1, 2008, subject to refund on the limited issue of whether SCE’s proposed ROEs are reasonable. On March 28, 2008, the CPUC filed a Petition for Rehearing with the FERC on the FERC’s acceptance of SCE’s proposed ROE for CWIP. Briefs addressing the appropriate ROE were filed by SCE and intervenors in May 2008.

In addition, in the order, SCE was directed by FERC to make a compliance filing to provide greater detail on the costs reflected in CWIP rates for 2008. SCE made the compliance filing on March 31, 2008. On April 21, 2008, the CPUC filed a protest of the compliance filing at FERC and requested an evidentiary hearing to be set to further review the costs. SCE filed a response to the CPUC’s protest on May 6, 2008 arguing that the FERC should deny the CPUC’s request for a further hearing.

SCE cannot predict the outcome of the matters in this proceeding.

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

CPUC Investigation

On June 15, 2006, the CPUC instituted a formal investigation to determine whether and in what amounts to order refunds or disallowances of past and potential PBR rewards for customer satisfaction, employee safety and system reliability portions of PBR. In June 2006, the CPSD of the CPUC issued its report regarding SCE’s PBR program, recommending that the CPUC impose various refunds and penalties on SCE. Subsequently, in September 2006, the CPSD and other intervenors, such as the CPUC’s DRA and The Utility Reform Network, filed testimony on these matters recommending various refunds and penalties be imposed on SCE. In their testimony, the various parties made refund and penalty recommendations that range up to the following amounts: refund or forgo $48 million in rewards for customer satisfaction, impose $70 million in penalties for customer satisfaction, refund or forgo $35 million in rewards for employee safety, impose $35 million in penalties for employee safety, impose $102 million in statutory penalties, refund $84 million related to amounts collected in rates for employee bonuses (“results sharing”), refund $4 million of miscellaneous survey expenses, and require $10 million of new employee safety programs. These recommendations total up to $388 million. On October 16, 2006, SCE filed testimony opposing the various refund and penalty recommendations of the CPSD and other intervenors.

On October 1, 2007, a POD was released ordering SCE to refund $136 million, before interest, and pay a statutory penalty of $40 million. Included in the amount to be refunded are $28 million related to customer satisfaction rewards, $20 million related to employee safety rewards, and $77 million related to results sharing. The decision requires that the proposed results sharing refund of $77 million (based on year 2000 data) be adjusted for attrition and escalation which increases the results sharing refund to $88 million. Interest as of June 30, 2008, based on amounts collected for customer satisfaction, employee safety incentives and results sharing, including escalation and attrition adjustments, would add an additional $31 million to this amount. The POD also requires SCE to forgo $35 million in rewards for which it would have otherwise been eligible. Included in the amount to be forgone is $20 million related to customer satisfaction rewards and $15 million related to employee safety rewards.

On October 31, 2007, SCE appealed the POD to the CPUC. The CPSD and an intervenor also filed appeals. The CPSD appeal requested that: (1) the statutory penalty be increased from $40 million to $83 million (2) a penalty be imposed under the PBR customer satisfaction and employee safety mechanisms in the amount of $48 million and $35 million, respectively, and (3) SCE refund/forgo rewards earned under the customer satisfaction and employee safety mechanisms of $48 million and $35 million, respectively. The appealing intervenor asked that the statutory penalty be increased to as much as $102 million. Oral argument on the appeals took place on January 30, 2008, and it is uncertain when the CPUC will issue a decision.

SCE cannot predict the outcome of the appeal. Based on SCE’s proposed refunds, the combined recommendations of the CPSD and other intervenors, as well as the POD, the potential refunds and penalties could range from $52 million up to $388 million. SCE has recorded an accrual at the lower end of this range of potential loss and is accruing interest (approximately $17 million as of June 30, 2008) on collected amounts.

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

On December 20, 2007, Midway-Sunset entered into a settlement agreement in the amount of $86 million (including interest) with SCE, PG&E, SDG&E and certain California state parties to resolve Midway-Sunset’s liability in the FERC refund proceedings. Midway-Sunset concurrently entered into a separate agreement with SCE and PG&E that provides for pro-rata reimbursement to Midway-Sunset by the two utilities of the portions of the agreed to refunds that are attributable to sales made by Midway-Sunset for the benefit of the utilities (Midway-Sunset did not retain any proceeds from power sold into the PX market on behalf of SCE and PG&E in excess of the amounts to which it was entitled under the pre-existing power sales contracts, but instead passed through those proceeds to the utilities). The settlement, which had been approved previously by the CPUC, was approved by the FERC on April 2, 2008.

During the period in which Midway-Sunset’s generation was sold into the PX market, amounts SCE received from Midway-Sunset for its pro-rata share of such sales were credited to SCE’s customers against power purchase expenses through the ratemaking mechanism in place at that time. During the second quarter of 2008, SCE reimbursed Midway-Sunset for its pro-rata share of the Midway-Sunset liability in the amount of approximately $43 million. In addition, SCE, as party to the Midway-Sunset settlement agreement, received a $20 million generator refund. The amount reimbursed to and received from Midway-Sunset (net amount of $23 million) were charged/refunded to ratepayers through regulatory mechanisms. As a result, the transactions associated with the Midway-Sunset settlement agreement did not impact earnings.

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

In April 2004, the D.C. District Court denied SCE’s motion for summary judgment and concluded that a 2003 U.S. Supreme Court decision in an on-going related lawsuit by the Navajo Nation against the U.S. Government did not preclude the Navajo Nation from pursuing its RICO and intentional tort claims. In September 2007, the Federal Circuit reversed a lower court decision on remand in the related lawsuit, finding that the U.S. Government had breached its trust obligation in connection with the setting of the royalty rate for the coal supplied to Mohave. Subsequently, the Federal Circuit denied the U.S. Government’s petition for rehearing. On May 13, 2008, the U.S. Government filed a petition seeking review by the U.S. Supreme Court of the Federal Circuit’s September 2007 decision. The Navajo Nation’s response to the petition was due on August 4, 2008.

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

Palo Verde Nuclear Generating Station Outage and Inspection

The NRC held three special inspections of Palo Verde, between March 2005 and February 2007. The combination of the results of the first and third special inspections caused the NRC to undertake an additional oversight inspection of Palo Verde. This additional inspection, known as a supplemental inspection, was completed in December 2007. In addition, Palo Verde was required to take additional corrective actions based on the outcome of completed surveys of its plant personnel and self-assessments of its programs and procedures. The NRC and APS defined and agreed to inspection and survey corrective actions that the NRC embodied in a Confirmatory Action Letter, which was issued in February 2008. APS is presently on track to complete the corrective actions required to close the Confirmatory Action Letter by mid-2009. Palo Verde operation and maintenance costs (including overhead) increased in 2007 by approximately $7 million from 2006. SCE estimates that operation and maintenance costs will increase by approximately $23 million (in 2007 dollars) over the two year period 2008 – 2009, from 2007 recorded costs including overhead costs. SCE is unable to estimate how long SCE will continue to incur these costs.

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

In January 2008, an agreement between SCE and the DWP was executed settling the dispute discussed above. The settlement had been previously approved by the FERC in July 2007. The settlement agreement provides that the DWP will be responsible for line losses and SCE would be responsible for the scheduling coordinator charges. During the fourth quarter of 2007, SCE reversed and recognized in earnings (under the caption “Purchased power” in the consolidated statements of income) $30 million of an accrued liability representing line losses previously collected from the DWP that were subject to refund. As of December 31, 2007, SCE had an accrued liability of approximately $22 million (including $3 million of interest) representing the estimated amount SCE will refund for scheduling coordinator charges previously collected from the DWP. SCE made its first refund payment on February 20, 2008 and the second refund payment was made on February 27, 2008. SCE previously received FERC approval to recover the scheduling coordinator charges from all transmission grid customers through SCE’s transmission rates and on December 11, 2007, the FERC accepted SCE’s proposed transmission rates reflecting the forecast levels of costs associated with the settlement. Upon signing of the agreement in January 2008, SCE recorded a regulatory asset and recognized in earnings the amount of scheduling coordinator charges to be collected through rates. SCE filed a refund report with the FERC on March 4, 2008. FERC approved the refund report on July 8, 2008.

Spent Nuclear Fuel

Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE did not meet its obligation to begin acceptance of spent nuclear fuel not later than January 31, 1998. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or other nuclear power plants. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre through April 6, 1983

(approximately $24 million, plus interest). SCE is also paying the required quarterly fee equal to 0.1¢ per-kWh of nuclear-generated electricity sold after April 6, 1983. On January 29, 2004, SCE, as operating agent, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for the DOE’s failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. The case was stayed through April 7, 2006, when SCE and the DOE filed a Joint Status Report in which SCE sought to lift the stay and the government opposed lifting the stay. On June 5, 2006, the Court of Federal Claims lifted the stay on SCE’s case and established a discovery schedule. In a Joint Status Report filed on July 1, 2008, the parties requested a trial date in mid-November 2008. On August 6, 2008, the Court set a trial date of April 14 – 28, 2009.

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre. Spent nuclear fuel is stored in the San Onofre Units 2 and 3 spent fuel pools and the San Onofre independent spent fuel storage installation where all of Unit 1’s spent fuel located at San Onofre and some of Unit 2 and 3’s spent fuel is stored. SCE, as operating agent, plans to transfer fuel from the Unit 2 and 3 spent fuel pools to the independent storage installation on an as-needed basis to maintain full core off-load capability for Units 2 and 3. There are now sufficient dry casks and modules available at the independent spent fuel storage installation to meet plant requirements through the end of 2008. SCE plans to add storage capacity incrementally to meet the plant requirements until 2022 (the end of the current NRC operating license).

In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed an independent spent fuel storage facility. APS, as operating agent, plans to add storage capacity incrementally to maintain full core off-load capability for all three units.

Note 6. Supplemental Cash Flows Information

SCE’s supplemental cash flows information is:

	Six Months Ended June 30,
In millions	2008	2007
	(Unaudited)
Cash payments for interest and taxes:
Interest – net of amounts capitalized	$139	$141
Tax payments (receipts)	46	(18)

Noncash investing and financing activities:
Details of obligation under capital lease:
Capital lease asset purchased	$—	$(10)
Capital lease obligation issued	—	10
Dividends declared but not paid:
Common stock	$100	$25
Preferred and preference stock not subject to mandatory redemption	13	13

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

SCE’s assets and liabilities carried at fair value primarily consist of derivative positions. These positions may include forward sales and purchases of physical power, options and forward price swaps which settle only on a financial basis (including futures contracts). In assessing the fair value of SCE’s derivative financial instruments, SCE uses quoted market prices and forward market prices adjusted for credit risk. The fair value of commodity price contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. In addition, the nuclear decommissioning trust investments include equity securities, U.S. treasury securities and other fixed income securities.

Level 1 includes the nuclear decommissioning trust investments in equity and U.S. treasury securities. The fair values for equity securities are determined using quoted exchange transaction market prices. U.S. treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market.

Level 2 includes traded derivatives using over-the-counter markets and exchange traded derivatives not classified as Level 1. The fair value of these derivatives is determined using forward market prices adjusted for credit risk. Level 2 also includes the nuclear decommissioning trust investments in other fixed income securities. The fair value of these financial instruments is based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

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

The following table sets forth financial assets and liabilities that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy.

In millions	Level 1	Level 2	Level 3	Netting and Collateral(1)	Total at June 30, 2008
	(Unaudited)
Assets at Fair Value
Derivative contracts	$—	$291	$304	$(20)	$575
Nuclear decommissioning trusts(2)	2,080	997	—	—	3,077
Long-term disability plan	—	6	—	—	6
Total assets(3)	2,080	1,294	304	(20)	3,658
Liabilities at Fair Value
Derivative contracts	(2)	—	(39)	2	(39)
Net assets (liabilities)	$2,078	$1,294	$265	$(18)	$3,619
(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

(2)	Excludes net assets of $75 million of cash and equivalents, interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases.

(3)	Excludes $32 million of cash surrender value of life insurance investments for deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 derivative contracts, net for the six months ended June 30, 2008.

In millions	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Unaudited)
Fair value of derivative contracts, net at beginning of period	$79	$(22)
Total realized/unrealized gains:
Included in earnings(1)	112	165
Included in accumulated other comprehensive loss	—	—
Purchases and settlements, net	74	122
Transfers in or out of Level 3	—	—
Fair value of derivative contracts, net at end of period	$265	$265
Change during the period in unrealized gains related to net derivative contracts, held at June 30, 2008(2)	$149	$176
(1)	$112 million and $165 million reported in “Purchased power” expense and due to expected recovery through regulatory mechanisms, are offset in “Provisions for regulatory adjustment clauses – net” on SCE’s consolidated statements of income for the three- and six-month periods ended June 30, 2008, respectively.

(2)	$149 million and $176 million reported in “Purchased power” expense and due to expected recovery through regulatory mechanisms, are offset in “Provisions for regulatory adjustment clauses – net” on SCE’s consolidated statements of income for the three- and six-month periods ended June 30, 2008, respectively.

Nuclear Decommissioning Trusts

SCE has collected in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.

Trust investments (at fair value) include:

In millions	Maturity Dates	June 30, 2008	December 31, 2007
		(Unaudited)
Municipal bonds	2008 – 2044	$570	$561
Stocks	–	1,841	1,968
United States government issues	2008 – 2049	362	552
Corporate bonds	2008 – 2047	304	241
Short-term	2008	75	56
Total		$3,152	$3,378

Note: Maturity dates as of June 30, 2008.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Net earnings were $26 million and $34 million for the three months ended June 30, 2008 and 2007, respectively, and $57 million and $71 million for the six months ended June 30, 2008 and 2007, respectively. Proceeds from sales of securities (which are reinvested) were $668 million and $987 million for the three months ended June 30, 2008 and 2007, respectively, and $1.5 billion and $2.0 billion for the six months ended June 30, 2008 and 2007, respectively. Cumulative unrealized holding gains, net of losses, were $950 million and $1.1 billion at June 30, 2008 and December 31, 2007, respectively. Realized losses for other-than-temporary impairments were $27 million and $15 million for the three months ended June 30, 2008 and 2007, respectively, and $72 million and $23 million for the six months ended June 30, 2008 and 2007, respectively. Approximately 92% of the cumulative trust fund contributions were tax-deductible.

Note 8. Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

In millions	June 30, 2008	December 31, 2007
	(Unaudited)
Current:
Regulatory balancing accounts	$167	$99
Energy derivatives	8	71
Purchased-power settlements	4	8
Deferred FTR proceeds	12	15
Other	12	4
	203	197
Long-term:
Regulatory balancing accounts	11	15
Flow-through taxes – net	1,155	1,110
Unamortized nuclear investment – net	391	405
Nuclear-related asset retirement obligation investment – net	287	297
Unamortized coal plant investment – net	83	94
Unamortized loss on reacquired debt	320	331
SFAS No. 158 pensions and postretirement benefits	237	231
Energy derivatives	61	70
Environmental remediation	56	64
Other	122	104
	2,723	2,721
Total Regulatory Assets	$2,926	$2,918

Regulatory liabilities included in the consolidated balance sheets are:

In millions	June 30, 2008	December 31, 2007
	(Unaudited)
Current:
Regulatory balancing accounts	$895	$967
Rate reduction notes – transition cost overcollection	20	20
Energy derivatives	248	10
Deferred FTR costs	56	19
Other	4	3
	1,223	1,019
Long-term:
Regulatory balancing accounts	7	—
Asset retirement obligations	502	793
Costs of removal	2,256	2,230
SFAS No. 158 pensions and other postretirement benefits	314	308
Energy derivatives	202	27
Employee benefit plans	75	75
	3,356	3,433
Total Regulatory Liabilities	$4,579	$4,452

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

SCE’s consolidated balance sheet captions impacted by VIE activities are presented below:

In millions	Electric Utility	VIEs	Eliminations	SCE
	(Unaudited)
Balance Sheet Items as of June 30, 2008:
Cash and equivalents	$73	$112	$—	$185
Accounts receivable – net	760	140	(89)	811
Inventory	303	14	—	317
Nonutility property – net of depreciation	685	299	—	984
Total assets	28,124	565	(89)	28,600
Accounts payable	944	96	(89)	951
Other current liabilities	514	6	—	520
Asset retirement obligations	2,919	15	—	2,934
Minority interest	—	448	—	448
Total liabilities and shareholders’ equity	$28,124	$565	$(89)	$28,600

Balance Sheet Items as of December 31, 2007:
Cash and equivalents	$142	$110	$—	$252
Accounts receivable – net	684	110	(69)	725
Inventory	265	18	—	283
Other current assets	184	4	—	188
Nonutility property – net of depreciation	700	300	—	1,000
Other long-term assets	627	2	—	629
Total assets	27,002	544	(69)	27,477
Accounts payable	902	81	(69)	914
Other current liabilities	545	3	—	548
Asset retirement obligations	2,862	15	—	2,877
Minority interest	1	445	—	446
Total liabilities and shareholders’ equity	$27,002	$544	$(69)	$27,477

SCE’s consolidated statements of income, by business segment, are presented below:

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)
Income Statement Items for the Three Months Ended June 30, 2008:
Operating revenue	$2,638	$326	$(209)	$2,755
Fuel	149	248	—	397
Purchased power	865	—	(209)	656
Provisions for regulatory adjustment clauses – net	279	—	—	279
Other operation and maintenance	735	22	—	757
Depreciation, decommissioning and amortization	278	8	—	286
Property and other taxes	56	—	—	56
Net gain on sale of assets	(7)	—	—	(7)
Total operating expenses	2,355	278	(209)	2,424
Operating income	283	48	—	331
Interest income	4	1	—	5
Other nonoperating income	23	2	—	25
Interest expense – net of amounts capitalized	(96)	—	—	(96)
Other nonoperating deductions	(14)	—	—	(14)
Income tax expense	(30)	—	—	(30)
Minority interest	—	(51)	—	(51)
Net income	$170	$—	$—	$170

Income Statement Items for the Three Months Ended June 30, 2007:
Operating revenue	$2,349	$308	$(197)	$2,460
Fuel	98	187	—	285
Purchased power	1,026	—	(197)	829
Provisions for regulatory adjustment clauses – net	(33)	—	—	(33)
Other operation and maintenance	640	21	—	661
Depreciation, decommissioning and amortization	262	9	—	271
Property and other taxes	55	—	—	55
Total operating expenses	2,048	217	(197)	2,068
Operating income	301	91	—	392
Interest income	10	—	—	10
Other nonoperating income	25	—	—	25
Interest expense – net of amounts capitalized	(105)	—	—	(105)
Other nonoperating deductions	(13)	—	—	(13)
Income tax expense	(61)	—	—	(61)
Minority interest	—	(91)	—	(91)
Net income	$157	$—	$—	$157
*	VIE segment revenue includes sales to the electric utility segment, which are eliminated in revenue and purchased power in the consolidated statements of income.

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)
Income Statement Items for the Six Months Ended June 30, 2008:
Operating revenue	$4,891	$575	$(360)	$5,106
Fuel	306	440	—	746
Purchased power	1,509	—	(360)	1,149
Provisions for regulatory adjustment clauses – net	452	—	—	452
Other operation and maintenance	1,380	55	—	1,435
Depreciation, decommissioning and amortization	522	17	—	539
Property and other taxes	118	—	—	118
Net gain on sale of assets	(8)	—	—	(8)
Total operating expenses	4,279	512	(360)	4,431
Operating income	612	63	—	675
Interest income	8	2	—	10
Other nonoperating income	42	2	—	44
Interest expense – net of amounts capitalized	(193)	—	—	(193)
Other nonoperating deductions	(26)	—	—	(26)
Income tax expense	(111)	—	—	(111)
Minority interest	—	(67)	—	(67)
Net income	$332	$—	$—	$332

Income Statement Items for the Six Months Ended June 30, 2007:
Operating revenue	$4,478	$568	$(364)	$4,682
Fuel	221	374	—	595
Purchased power	1,510	—	(364)	1,146
Provisions for regulatory adjustment clauses – net	255	—	—	255
Other operation and maintenance	1,215	47	—	1,262
Depreciation, decommissioning and amortization	528	18	—	546
Property and other taxes	110	—	—	110
Total operating expenses	3,839	439	(364)	3,914
Operating income	639	129	—	768
Interest income	21	—	—	21
Other nonoperating income	41	—	—	41
Interest expense – net of amounts capitalized	(213)	—	—	(213)
Other nonoperating deductions	(23)	—	—	(23)
Income tax expense	(114)	—	—	(114)
Minority interest	—	(129)	—	(129)
Net income	$351	$—	$—	$351
*	VIE segment revenue includes sales to the electric utility segment, which are eliminated in revenue and purchased power in the consolidated statements of income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This MD&A for the three- and six-month periods ended June 30, 2008 discusses material changes in the consolidated financial condition, results of operations and other developments of SCE since December 31, 2007, and as compared to the three- and six-month periods ended June 30, 2007. This discussion presumes that the reader has read or has access to SCE’s MD&A for the calendar year 2007 (the year-ended 2007 MD&A), which was included in SCE’s 2007 annual report to shareholders and incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International’s current expectations and projections about future events based on Edison International’s knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words “expects,” “believes,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “probable,” “may,” “will,” “could,” “would,” “should,” and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact Edison International or its subsidiaries, include, but are not limited to:

•	the ability of SCE to meet its financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay dividends;

•	the ability of SCE to recover its costs in a timely manner from its customers through regulated rates;

•	decisions and other actions by the CPUC, the FERC and other regulatory authorities and delays in regulatory actions;

•	market risks affecting SCE’s energy procurement activities;

•	access to capital markets and the cost of capital;

•	changes in interest rates, rates of inflation beyond those rates which may be adjusted from year to year by public utility regulators and foreign exchange rates;

•	governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market;

•	environmental laws and regulations, both at the state and federal levels, that could require additional expenditures or otherwise affect the cost and manner of doing business;

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

•	the cost and availability of emission credits or allowances for emission credits;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•	the ability to provide sufficient collateral in support of hedging activities and purchased power and fuel;

•	the risk of counterparty default in hedging transactions or power-purchase and fuel contracts;

•	general political, economic and business conditions;

•	weather conditions, natural disasters and other unforeseen events;

•	changes in the fair value of investments and other assets; and

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

This MD&A includes information about SCE, an investor-owned utility company providing electricity to retail customers in central, coastal and southern California. SCE is regulated by the CPUC and the FERC.

This MD&A is presented in 8 major sections: (1) current developments; (2) liquidity; (3) regulatory matters; (4) other developments; (5) market risk exposures; (6) results of operations and historical cash flow analysis; (7) new accounting pronouncements; and (8) commitments and indemnities.

CURRENT DEVELOPMENTS

This section is intended to be a summary of those current developments that management believes are of most importance. This section is not intended to be an all-inclusive list of all current developments related to each principal business segment and should be read together with all sections of this MD&A.

2009 General Rate Case Proceeding

On November 19, 2007, SCE filed its GRC application and subsequently revised its requested 2009 base rate revenue requirement to $5.162 billion. After considering the effects of sales growth and other offsets, SCE’s request would be a $695 million increase over current authorized base rate revenue. On April 15, 2008, the DRA submitted testimony recommending that SCE’s 2009 base rate revenue requirement be increased by approximately $19 million, $676 million less than SCE’s revised request, mainly due to: reductions in capital-related costs, operating and maintenance expense, administrative and general expense, and other miscellaneous proposed reductions. Testimony submitted by TURN, another intervenor, seeks to reduce SCE’s 2009 request by an additional $195 million over the DRA proposed adjustments, mainly due to reduced depreciation expense. See “Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding” for further discussion.

2009 FERC Rate Case

On August 1, 2008, SCE filed a revision to its Transmission Owner Tariff with a requested effective date of October 1, 2008 to reflect a proposed $129 million increase in its retail transmission revenue requirements (or a 39% increase over the current retail transmission revenue requirement). If the FERC approves this requested increase, this would amount to a 1.2% system average rate increase due to an increase in transmission capital-related costs as well as the increases in transmission operating and maintenance expenses that SCE expects to incur in 2009 to maintain grid reliability. The proposed transmission revenue requirement is based on an overall return on equity of 12.7%, which is composed of a 12.0% base ROE and 0.7% in transmission incentives previously approved by the FERC (see “Regulatory Matters—Current Regulatory Developments—FERC Construction Work in Progress Mechanism” for further information). As discussed in “Liquidity—Capital Expenditures,” SCE is experiencing significant growth in actual and planned expenditures to replace and expand its transmission infrastructure.

Solar Photovoltaic Program

On March 27, 2008, SCE filed an application with the CPUC to implement its Solar Photovoltaic (PV) Program to develop up to 250 MW of utility-owned Solar PV generating facilities ranging in size from 1 to 2 MW each. Targeted at commercial and industrial rooftop space in SCE’s service territory, SCE’s program will use rooftop space from entities that would not otherwise be typical candidates for the net energy metering tariff, which allows customers to offset their usage with electricity generated at their own facilities. SCE proposes to develop these projects at a rate of approximately 50 MW per year at an average cost of $3.50/watt. The estimated base case capital cost for the Solar PV Program is $875 million over the period of the program (2008 – 2013). SCE proposes a reasonableness threshold of $963 million. Subject to CPUC approval, the capital expenditures will be eligible to be included in SCE’s earning asset base if the actual costs of the program are equal to or lower than the reasonableness threshold amount. SCE also proposes to apply the CPUC-approved 100 basis point incentive adder for qualifying utility-owned renewable energy investments. SCE also requested to track costs spent on projects prior to the receipt of the CPUC’s final decision in a memorandum account for potential future recovery. SCE expects a decision on the memorandum account in the fourth quarter of 2008. SCE expects to continue to move forward with projects in advance of the final CPUC decision. Several parties have filed protests to SCE’s Solar PV program application. A scoping memorandum was issued on July 27, 2008 which identified issues to be addressed in the proceeding as well as set evidentiary hearings for November 2008 and a final decision for March 2009. SCE cannot predict the final outcome of this proceeding.

Impacts on Customer Rates

Natural gas prices have significantly increased during 2008 over forecasted prices used to set current generation rate levels and are subject to considerable volatility for the remainder of 2008 and in 2009. The increase in natural gas prices and the effect on power prices have, and are expected to continue to negatively impact SCE’s ERRA balancing account which is expected to result in customer rate increases. For further discussion of the ERRA regulatory matters and the impact on customer rates, see “Regulatory Matters—Current Regulatory Developments—Impact of Regulatory Matters on Customer Rates” and “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings.”

Enterprise-Wide Software System Project

Progress continued during 2008 for the installation of SAP’s Enterprise Resource Planning system. On July 1, 2008, SCE implemented SAP’s financial, supply chain, and certain work management modules. In addition, SCE also implemented the human resources module. SCE expects to implement additional SAP modules in the future.

LIQUIDITY

Overview

As of June 30, 2008, SCE had cash and equivalents of $185 million ($112 million of which was held by SCE’s consolidated VIEs). As of June 30, 2008, long-term debt, including current maturities of long-term debt, was $5.47 billion. On March 12, 2008, SCE amended its existing $2.5 billion credit facility, extending the maturity to February 2013 while retaining existing borrowing costs as specified in the facility. The amendment also provides four extension options which, if all exercised, will result in a final termination in February 2017. At June 30, 2008, the credit facility supported $197 million in letters of credit and $800 million of short-term debt outstanding, leaving $1.5 billion available for liquidity purposes.

SCE’s estimated cash outflows during the 12-month period following June 30, 2008 are expected to consist of:

•

Projected capital expenditures primarily to replace and expand distribution and transmission infrastructure and construct and replace major components of generation assets (see “—Capital Expenditures” below);

•

Dividend payments to SCE’s parent company. The Board of Directors of SCE declared a $25 million dividend to Edison International which was paid in January 2008 and two $100 million dividends which were paid in April 2008 and July 2008, respectively;

•	Fuel and procurement-related costs (see “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings”); and

•	General operating expenses.

SCE expects to meet its continuing obligations, including cash outflows for operating expenses and power-procurement, through cash and equivalents on hand, operating cash flows and short-term borrowings. Projected capital expenditures are expected to be financed through operating cash flows and the issuance of short- and long-term debt and preferred equity.

On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (2008 Stimulus Act). The 2008 Stimulus Act includes a provision that provides accelerated bonus depreciation for certain capital expenditures incurred during 2008. Edison International expects that certain capital expenditures incurred by SCE during 2008 will qualify for this accelerated bonus depreciation, which would provide additional cash flow benefits estimated to be approximately $175 million for 2008. Any cash flow benefits resulting from this accelerated depreciation should be timing in nature and therefore should result in a higher level of accumulated deferred income taxes reflected on SCE’s consolidated balance sheets. Timing benefits related to deferred taxes will be incorporated into future ratemaking proceedings, impacting future period cash flow and rate base.

SCE’s liquidity may be affected by, among other things, matters described in “Regulatory Matters” and “Commitments and Indemnities.”

Capital Expenditures

As discussed under the heading “Liquidity—Capital Expenditures” in the year-ended 2007 MD&A, SCE is experiencing significant growth in actual and planned capital expenditures to replace and expand its distribution and transmission infrastructure, and to construct and replace generation assets. SCE’s 2008 through 2012 capital forecast includes total spending of up to $19.9 billion, including capital spending for SCE’s Solar PV Program. Recovery of certain of these expenditures is subject to regulatory approvals. During the three-and six-month periods ended June 30, 2008, SCE spent $608 million and $1.17 billion, respectively, in capital expenditures related to its 2008 capital plan. SCE projected capital expenditures for the next five years are as follows: remainder of 2008 – $1.7 billion, 2009 – $4.1 billion, 2010 – $4.5 billion, 2011 –$4.6 billion and 2012 – $3.8 billion.

Credit Ratings

At June 30, 2008, SCE’s credit ratings were as follows:

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

Dividend Restrictions and Debt Covenants

The CPUC regulates SCE’s capital structure and limits the dividends it may pay Edison International. In SCE’s most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE determines compliance with this capital structure based on a 13-month weighted-average calculation. At June 30, 2008, SCE’s 13-month weighted-average common equity component of total capitalization was 50.5% resulting in the capacity to pay $307 million in additional dividends.

SCE has a debt covenant in its credit facility that requires a debt to total capitalization ratio of less than or equal to 0.65 to 1 to be met. At June 30, 2008, SCE’s debt to total capitalization ratio was 0.46 to 1.

Margin and Collateral Deposits

SCE has entered into certain margining agreements for power and gas trading activities in support of its procurement plan as approved by the CPUC. SCE’s margin deposit requirements under these agreements can vary depending upon the level of unsecured credit extended by counterparties and brokers, changes in market prices relative to contractual commitments, and other factors. During the first quarter of 2008, SCE implemented FIN 39-1 and elected the option to net collateral with the fair value of derivative assets/liabilities under master netting arrangements. Amounts recognized for cash collateral received from others that have been offset against net derivative assets totaled $18 million at June 30, 2008. In addition, at June 30, 2008, SCE had deposits of $204 million (consisting of $7 million in cash that was not offset against net derivative positions and was reflected in “Margin and collateral deposits” on the consolidated balance sheets and $197 million in letters of credit) with counterparties and other brokers. Cash deposits with brokers and counterparties earn interest at various rates.

Future cash collateral requirements may be higher than the margin and collateral requirements at June 30, 2008, due to changes in wholesale power and natural gas prices. SCE estimates that margin and collateral requirements for energy contracts outstanding as of June 30, 2008, could increase by approximately $555 million over the remaining life of the contracts using a 95% confidence level.

The credit risk exposure from counterparties for power and gas trading activities are measured as the difference between the contract price and current fair value of open positions. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE’s credit risk exposure from counterparties is based on a net exposure under these arrangements. At June 30, 2008, the amount of exposure as described above, broken down by the credit ratings of SCE’s counterparties, was as follows:

In millions	June 30, 2008
S&P Credit Rating
A or higher	$114
A-	12
BBB+	13
BBB	7
BBB-	—
Below investment grade and not rated	112
Total	$258

SCE has tolling contracts in which SCE purchases the output of a plant from the counterparty. SCE’s structured transactions may be for multiple years which increases the volatility of the fair value position of the transaction. A number of the counterparties with which SCE has structured transactions do not currently have an investment grade rating or are below investment grade. SCE seeks to mitigate this risk through diversification of its structured transactions, when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from contracts.

SCE requires that counterparties with below investment grade ratings or those that do not currently have an investment grade rating post collateral. In the event of default by the counterparty, SCE would be able to use that collateral to pay for the commodity purchased or to pay the associated obligation in the event of default by the counterparty. Furthermore, all of the contracts that SCE has entered into with counterparties are entered into under SCE’s short-term and long-term procurement plan which has been approved by the CPUC. As a result, SCE would qualify for regulatory recovery for any defaults by counterparties on these transactions. In addition, SCE closely monitors any changes that may affect the counterparties’ ability to perform.

REGULATORY MATTERS

Current Regulatory Developments

This section of the MD&A describes significant regulatory issues that may impact SCE’s consolidated financial condition or results of operation.

Impact of Regulatory Matters on Customer Rates

The following table summarizes SCE’s system average rates and the portion related to CDWR which is not recognized as revenue by SCE, but included in the SCE system average rate, at various dates in 2007 and 2008:

Date	SCE System Average Rate		Portion Related to CDWR
January 1, 2007	14.5	¢ per-kWh	3.1	¢ per-kWh
February 14, 2007	13.9	¢ per-kWh	3.0	¢ per-kWh
January 1, 2008	13.8	¢ per-kWh	2.9	¢ per-kWh
March 1, 2008	13.9	¢ per-kWh	2.9	¢ per-kWh
April 7, 2008	13.8	¢ per-kWh	2.9	¢ per-kWh
June 1, 2008	13.7	¢ per-kWh	2.8	¢ per-kWh

The rate changes in 2008 resulted from the following:

•	March 2008: Increase to the FERC jurisdictional base transmission rates to include adopted CWIP incentives. See “—FERC Construction Work in Progress Mechanism” for further discussion.

•

April 2008: Consolidation of the 2008 authorized CPUC jurisdictional revenue requirements. This decrease was primarily related to an increase in estimated 2008 kWh sales which more than offset a small increase in 2008 CPUC authorized revenue requirements.

•	June 2008: Decrease to the CDWR-related rates.

SCE expects to file an ERRA Trigger Application in the third quarter of 2008 due to higher gas and power prices than the forecast prices used to set current generation rate levels and expects to increase customer rates before year-end 2008.

2009 General Rate Case Proceeding

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding” in the year-ended 2007 MD&A, SCE filed its GRC application on November 19, 2007. The application requested a 2009 base rate revenue requirement of $5.199 billion. Hearings were completed in June 2008 and briefing is expected to be completed on August 8, 2008. At the end of the hearings, SCE agreed to several adjustments to its request and revised its forecasts to reflect lower customer growth and meter connections due to the economic downturn in southern California. SCE’s revised request for 2009 is $5.162 billion. After considering the effects of sales growth and other offsets, SCE’s revised request would be a $695 million increase over current authorized base rate revenue. If the CPUC approves these requested increases and allocates them to ratepayer groups on a system average percentage change basis, the percentage increases over current base rates and total rates are estimated to be 15.57% and 5.96%, respectively. The revised request would result in 2010 and 2011 base rate revenue requirement increases, net of sales growth, of $197 million and $257 million, respectively. As a result of SCE’s revised request, the DRA’s recommended increase of approximately $19 million, which was submitted on April 15, 2008, now represents a difference of $676 million from SCE’s revised base rate revenue. The $676 million difference is mainly due to reductions proposed by DRA including: a reduction in capital-related costs of approximately $186 million, which includes recommended changes in methods for calculating depreciation expense; a reduction in operating and maintenance expense of approximately $286 million; a reduction in administrative and general expense of approximately $192 million mainly related to a reduction in pension and benefits, the elimination of results sharing as well as a reduction in long-term incentives and other executive compensation; and other miscellaneous proposed reductions. Additionally, as a result of SCE’s revised request, TURN’s recommendation now seeks to reduce SCE’s revised 2009 request by an additional $195 million over the DRA adjustments, primarily due to a further reduction in depreciation expenses. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or precisely when a final decision will be adopted although a final decision is expected prior to year-end.

2008 Cost of Capital Proceeding

On December 21, 2007, the CPUC granted SCE’s requested rate-making capital structure of 43% long-term debt, 9% preferred equity and 48% common equity for 2008. The CPUC also authorized SCE’s 2008 cost of long-term debt of 6.22%, cost of preferred equity of 6.01% and a return on common equity of 11.5%. The impact of this Phase I decision resulted in a $7 million decrease in SCE’s 2008 annual revenue requirement. On May 29, 2008, the CPUC issued a final decision on Phase II of the proceeding, replacing the former annual cost of capital application with a multi-year mechanism, which would not require a new cost of capital application to be filed until April 2010. The decision also adopted a trigger mechanism which provides for an automatic adjustment to return on equity and embedded costs of long-term debt and preferred stock during the intervening years between the cost of capital filings if certain thresholds are reached.

Energy Efficiency Shareholder Risk/Reward Incentive Mechanism

As discussed under the heading “Regulatory Matters—Energy Efficiency Shareholder Risk/Reward Incentive Mechanism” in the year-ended 2007 MD&A, the CPUC issued a decision in September 2007 that adopted an Energy Efficiency Risk/Reward Incentive mechanism. The mechanism allows for both incentives and economic penalties based on SCE’s performance toward meeting CPUC goals for energy efficiency.

Under this mechanism, SCE is scheduled to file an advice letter in September 2008 requesting recovery of the earnings claim for the 2006 and 2007 timeframe, however, the timing of claims is linked to the completion of CPUC reports. The first progress payment, for SCE’s 2006-2007 energy efficiency portfolio performance, will be based on a CPUC report scheduled to be complete in August 2008. SCE currently projects, based on preliminary results and through the advice letter process (see below for discussion of an alternative dispute resolution process), that it will record a progress payment in the range of $41 million to $49 million in the fourth quarter of 2008 for the first two years (2006 – 2007) of the program cycle. Delays in the CPUC report expected in August 2008 could cause a delay in recognizing earnings for the progress payment.

On July 3, 2008, the Natural Resources Defense Council filed a request with the CPUC for an alternative dispute resolution process to address the first interim earnings claim for the 2006-2008 energy efficiency program cycle. The alternative dispute resolution process may be requested by a party at any time and is a voluntary process which may be utilized by parties to ensure a timely solution to cases. The alternative dispute resolution process could modify or negate the use of the advice letter process, including the results of the CPUC report expected in August 2008. Depending on the outcome of the alternative dispute resolution process, the parties may revert to the advice letter process. Under the alternative dispute resolution process, the progress payment amount, as well as timing of recognition, may differ from SCE’s current projection.

FERC Construction Work in Progress Mechanism

As discussed under the headings “Regulatory Matters—Current Regulatory Developments—FERC Transmission Incentives” and “—FERC Construction Work in Progress Mechanism” in the year-ended 2007 MD&A, on December 21, 2007, SCE filed a revision to its Transmission Owner Tariff to collect 100% of CWIP in rate base for its Tehachapi, DPV2, and Rancho Vista projects. In the CWIP filing, SCE proposed a single-issue rate adjustment ($45 million or a 14.4% increase) to SCE’s currently authorized base transmission revenue requirement to be made effective on March 1, 2008 and later adjusted for amounts actually spent in 2008 through a new balancing account mechanism. The rate adjustment represents actual expenditures from September 1, 2005 through November 30, 2007, projected expenditures from December 1, 2007 through December 31, 2008, and a ROE (which includes the ROE adders approved for Tehachapi, DPV2 and Rancho Vista). SCE projects that it will spend a total of approximately $244 million, $27 million, and $181 million for Tehachapi, DPV2, and Rancho Vista, respectively, from September 1, 2005 through the end of 2008. The 2008 DPV2 expenditure forecast is limited to projected consulting and legal costs associated with SCE’s continued efforts to obtain regulatory approvals necessary to construct the DPV2 Project. On February 29, 2008, the CWIP filing was approved and SCE implemented the CWIP rate on March 1, 2008, subject to refund on the limited issue of whether SCE’s proposed ROEs are reasonable. On March 28, 2008, the CPUC filed a Petition for Rehearing with the FERC on the FERC’s acceptance of SCE’s proposed ROE for CWIP. Briefs addressing the appropriate ROE were filed by SCE and intervenors in May 2008.

In addition, in the order, SCE was directed by FERC to make a compliance filing to provide greater detail on the costs reflected in CWIP rates for 2008. SCE made the compliance filing on March 31, 2008. On April 21, 2008, the CPUC filed a protest of the compliance filing at FERC and requested an evidentiary hearing to be set to further review the costs. SCE filed a response to the CPUC’s protest on May 6, 2008 arguing that the FERC should deny the CPUC’s request for a further hearing.

SCE cannot predict the outcome of the matters in this proceeding.

Energy Resource Recovery Account Proceedings

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings” in the year-ended 2007 MD&A, the ERRA is the balancing account mechanism to track and recover SCE’s fuel and procurement-related costs. At June 30, 2008, the ERRA was undercollected by $95 million, which was 1.8% of SCE’s prior year’s generation revenue. Based on a forecast of procurement costs, SCE’s ERRA balancing account is estimated to be undercollected by more than 5% by the end of August 2008, and 14.5% by the end of December 2008. This significant undercollection is due to higher gas and power prices than the forecast prices used to set current generation rate levels. SCE expects to file an ERRA Trigger Application in the third quarter of 2008 and expects to increase customer rates before year-end 2008.

Peaker Plant Generation Projects

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Peaker Plant Generation Projects” in the year-ended 2007 MD&A, in response to a CPUC order, SCE constructed four of the five combustion turbine peaker plants, four of which were placed online in August 2007 to help meet peak customer demands and other system requirements. SCE anticipates submitting updated testimony in connection with its December 2007 cost recovery application to revise the total recorded costs as of mid-2008, for the first four peaker plants, to approximately $261 million with additional projected costs for those peaker plants of approximately $2 million. In its cost recovery application, SCE proposed to continue tracking the capital costs of the fifth peaker plant according to the interim cost tracking mechanism that was previously approved by the CPUC for all five peaker projects while they were in construction. Additionally, SCE proposed to file a separate cost recovery application for the fifth peaker after it is installed or its final disposition is otherwise determined (see below for further discussion on the status of the fifth peaker plant). As of June 30, 2008, SCE has incurred capital costs of approximately $38 million for the fifth peaker. Several parties have filed protests or other filings in response to SCE’s cost recovery application. SCE expects to fully recover its costs from these projects, but cannot predict the outcome of regulatory proceedings. SCE expects a CPUC decision on its cost recovery application in late 2008.

SCE has continued to pursue the construction of the fifth peaker plant. The required development permit was denied by the City of Oxnard in July 2007 and SCE appealed the denial to the California Coastal Commission. The Commission heard SCE’s appeal on August 6, 2008, but did not reach a final decision and continued the matter until at least October 2008.

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

California Proposition 7- Solar and Clean Energy Initiative

A renewable initiative has qualified for the November 4, 2008 California ballot that would impose a 50% Renewable Portfolio Standard (RPS) on all electric utilities in the state, including investor-owned and municipally-owned utilities. The measure would set an RPS of 20% by 2010, 40% by 2020, and 50% by 2025. It would also reduce, but uncap, penalties for not meeting the annual RPS requirement. Additionally, it would set the minimum price of renewable energy at market price and authorize purchases up to 10% above market price. The measure would also require utilities to sign 20-year bilateral agreements for offers meeting that threshold. Finally, it would shift jurisdiction for setting a market price and permitting transmission from the CPUC to the CEC. The measure is opposed by a coalition of environmentalists, renewable power developers, labor, taxpayer groups, and utilities, and has not received any significant endorsements among these sectors. It is also opposed by both political parties. While the fiscal impacts of the initiative are unknown at this time, SCE is evaluating them and is actively participating in the campaign against the measure.

FERC Refund Proceedings

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—FERC Refund Proceedings” in the year-ended 2007 MD&A, SCE is participating in several related proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the energy crisis in California in 2000 – 2001 or who benefited from the manipulation by receiving inflated market prices. SCE is required to refund to customers 90% of certain refunds realized by SCE, net of litigation costs, and 10% will be retained by SCE as a shareholder incentive.

In November 2005, SCE and other parties entered into a settlement agreement with Enron Corporation and a number of its affiliates, most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In the second quarter of 2008, SCE received distributions of approximately $25 million on its allowed bankruptcy claim. Additional distributions are expected but SCE cannot currently predict the amount or timing of such distributions.

In May 2008, SCE and a number of other parties entered into a settlement of the FERC refund proceeding issues with NEGT Energy Trading-Power, L.P. (NEGT) and a related party, both of which are debtors in a Chapter 11 proceeding pending in the Maryland bankruptcy court. Under the terms of the settlement, NEGT will provide refunds valued at $66 million, a portion of which will be paid in the form of an allowed, unsecured claim in the Chapter 11 bankruptcy proceeding. SCE’s share of this amount is expected to be approximately $19 million. NEGT will also assign to SCE and the other parties to the settlement a corporate guarantee and surety bond that, subject to collection, will provide an additional $14 million. SCE’s share of the $14 million is yet to be determined. The settlement was approved by the Maryland bankruptcy court on July 24, 2008 but remains subject to approval by the FERC.

Market Redesign Technology Upgrade

As discussed under the heading “Regulatory Matters—Market Redesign Technology Upgrade” in the year ended 2007 MD&A, in early 2006, the ISO began a program to redesign and upgrade the wholesale energy market across ISO’s controlled grid, known as the MRTU. The programs under the MRTU initiative are designed to implement market improvements to assure grid reliability, more efficient and cost-effective use of resources, and to create technology upgrades that would strengthen the entire ISO computer system. The MRTU was scheduled for implementation in the fall of 2008, however, the ISO recently announced a further delay beyond 2008. Discussions will be held in September 2008 to determine the timing of the MRTU implementation.

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

SCE power plants, in particular their coal-fired plants, may be affected by recent developments in federal and state environmental laws and regulations. These laws and regulations, including those relating to SO2 and NOX emissions, mercury emissions, ozone and fine particulate matter emissions, regional haze, water quality, and climate change, may require significant capital expenditures at these facilities. The developments in certain of these laws and regulations are discussed in more detail below. These developments will continue to be monitored to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by SCE, or the impact on SCE’s consolidated results of operations or financial position.

For a discussion of SCE’s environmental matters, refer to “Other Developments—Environmental Matters” in the year-ended 2007 MD&A. There have been no significant developments with respect to environmental matters affecting SCE since the filing of SCE’s Annual Report on Form 10-K, except as follows:

Climate Change

Litigation Developments

On February 28, 2008, the Native Village of Kivalina and the City of Kivalina, located off the coast of Alaska, filed a complaint in federal court in California against 24 defendants, including SCE’s corporate parent, Edison International, who directly or through subsidiaries engage in electric generating, oil and gas, or coal mining lines of business. The complaint contends that the alleged global warming impacts of the GHG emissions associated with the defendants’ business activities are destroying the plaintiffs’ village through the melting of Arctic ice that had previously protected the village from winter storms. The plaintiffs further allege that the village will soon need to be abandoned or relocated at a cost of between $95 million and $400 million. SCE cannot predict the outcome of this litigation.

State Specific Legislative Initiatives

SCE is evaluating the CARB’s reporting regulations adopted pursuant to AB 32 and the draft scoping plan described below to assess the total cost of compliance.

AB 32 requires the CARB to approve a scoping plan for achieving the maximum technologically feasible and cost-effective reductions in GHG emissions on or before January 1, 2009. On June 26, 2008, the CARB released a draft scoping plan containing preliminary recommendations for measures that California will use to reduce GHG. The preliminary recommendations include: a California cap-and-trade program linked to the Western Climate Initiative covering electricity, transportation, residential/commercial, and industrial sources by 2020; California light-duty vehicle GHG standards; increased energy efficiency, including increasing combined heat and power use; a 33% by 2020 Renewable Portfolio Standard for both investor-owned and publicly owned utilities; a low-carbon fuel standard; measures to reduce high global warming potential gases; sustainable forest measures; water sector measures; vehicle efficiency measures, goods movement measures; heavy/medium duty vehicle measures; the Million Solar Roofs program; local government actions and regional targets; supporting implementation of a high-speed rail system; recycling and waste measures; agriculture measures; and energy efficiency and co-benefits audits for large industrial sources. Other measures under evaluation for inclusion in the proposed scoping plan include, among other things, more aggressive energy efficiency programs and a coal emission reduction standard. The draft scoping plan is subject to public comment. CARB will consider adopting the proposed scoping plan in November 2008.

AB 32 also required the CARB to adopt regulations requiring the reporting and verification of statewide GHG emissions on or before January 1, 2008. On December 6, 2007 the CARB approved regulations for the mandatory reporting of GHG emissions, including the reporting of GHG emissions for the electricity sector. The CARB directed its staff to make some technical modifications to the proposed regulations, which had been issued in October 2007. The CARB staff issued revised regulations for public comment on May 15, 2008. Further revised regulations with changes based on public comments were issued by the CARB staff for public comment on June 30, 2008.

A renewable initiative that would impose a 50% RPS on all California electric utilities has qualified for the November 2008 ballot (see “Regulatory Matters—California Proposition 7—Solar and Clean Energy Initiative” for further discussion).

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

California

On March 21, 2008 the California State Water Resources Control Board released its draft scoping document and preliminary draft Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling. This state policy is being developed in advance of the issuance of a final rule from the US EPA on standards for cooling water intake structures at existing large power plants. As anticipated, the Scoping Document establishes closed cycle wet cooling as the best technology available for retrofitting existing once-through cooled plants like SONGS. Additionally, the target levels for compliance with the state policy correspond to the high end of the ranges originally proposed in the US EPA’s rule. Nuclear-fueled power plants, including SONGS, would have until January 1, 2021 to comply with the policy. The policy development schedule included in the scoping document scheduled workshops and the submission of public comments in May 2008 and a public hearing in September 2008. The State Board vote has been informally delayed and is currently anticipated to occur in 2009. SCE continues to work with key government policy makers. This policy may significantly impact both operations at SONGS and SCE’s ability to procure timely supplies of generating capacity from fossil-fueled plants that use ocean water in once-through cooling systems.

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

As of June 30, 2008, SCE’s recorded estimated minimum liability to remediate its 24 identified sites was $59 million, of which $24 million was related to San Onofre. This remediation liability is undiscounted. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $155 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $9 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $33 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $56 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the 12 months ended June 30, 2008 were $25 million.

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

Edison International filed amended California Franchise Tax returns for tax years 1997 – 2002 to mitigate the possible imposition of new California penalty provisions on transactions that may be considered as listed or substantially similar to listed transactions described in an IRS notice that was published in 2001. These transactions include the SCE subsidiary contingent liability company transaction, described below. Edison International filed these amended returns under protest retaining its appeal rights.

As previously disclosed, Edison International has been engaged in settlement negotiations with the IRS. These negotiations seek to resolve outstanding tax disputes for all Edison International subsidiaries, including SCE, for the years 1994 through 2002, including certain affirmative claims for unrecognized tax benefits. See “Southern California Edison Company Notes to Consolidated Financial Statements—Note 3. Income Taxes.” These negotiations have progressed to the point where Edison International and the IRS have reached nonbinding, preliminary understandings on the material principles for resolving such tax disputes on a “global” basis. Final resolution of such disputes, however, is subject to reaching definitive agreements on final terms and calculations, mutually satisfactory documentation, and review of all or a portion of such settlements by the Staff of the Joint Committee on Taxation, a committee of the United States Congress (the “Joint Committee”).

There can be no assurance, however, about the timing of final settlements with the IRS or that such final settlements will be ultimately consummated. Moreover, even if final settlements are reached with the IRS, review by the Joint Committee could result in adjustments. The IRS and Edison International may not reach final agreements that implement the preliminary understandings, or they may reach final agreements but conditions to consummating them may not be satisfied.

Balancing Account Over-Collections

In response to an affirmative claim related to balancing account over-collections, Edison International received an IRS Notice of Proposed Adjustment in July 2007. This affirmative claim is part of the ongoing IRS examinations and administrative appeals process and all of the tax years included in this Notice of Proposed Adjustment remain subject to ongoing examination and administrative appeals. The cash and earnings impacts of this position are dependent on the ultimate settlement of all open tax issues in these tax years. SCE expects that resolution of this particular issue could potentially increase earnings and cash flows within the range of $70 million to $80 million and $300 million to $350 million, respectively.

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

On December 20, 2007, Midway-Sunset entered into a settlement agreement in the amount of $86 million (including interest) with SCE, PG&E, SDG&E and certain California state parties to resolve Midway-Sunset’s liability in the FERC refund proceedings. Midway-Sunset concurrently entered into a separate agreement with SCE and PG&E that provides for pro-rata reimbursement to Midway-Sunset by the two utilities of the portions of the agreed to refunds that are attributable to sales made by Midway-Sunset for the benefit of the utilities (Midway-Sunset did not retain any proceeds from power sold into the PX market on behalf of SCE and PG&E in excess of the amounts to which it was entitled under the pre-existing power sales contracts, but instead passed through those proceeds to the utilities). The settlement, which had been approved previously by the CPUC, was approved by the FERC on April 2, 2008.

During the period in which Midway-Sunset’s generation was sold into the PX market, amounts SCE received from Midway-Sunset for its pro-rata share of such sales were credited to SCE’s customers against power purchase expenses through the ratemaking mechanism in place at that time. During the second quarter of 2008, SCE reimbursed Midway-Sunset for its pro-rata share of the Midway-Sunset liability in the amount of approximately $43 million. In addition, SCE, as party to the Midway-Sunset settlement agreement, received a $20 million generator refund. The amount reimbursed to and received from Midway-Sunset (net amount of $23 million) were charged/refunded to ratepayers through regulatory mechanisms. As a result, the transactions associated with the Midway-Sunset settlement agreement did not impact earnings.

Palo Verde Nuclear Generating Station Outage and Inspection

As discussed under the heading “Other Developments—Palo Verde Nuclear Generating Station Inspection” in the year-ended 2007 MD&A, the NRC held three special inspections of Palo Verde, between March 2005 and February 2007. The combination of the results of the first and third special inspections caused the NRC to undertake an additional oversight inspection of Palo Verde. This additional inspection, known as a supplemental inspection, was completed in December 2007. In addition, Palo Verde was required to take additional corrective actions based on the outcome of completed surveys of its plant personnel and self-assessments of its programs and procedures. The NRC and APS defined and agreed to inspection and survey corrective actions that the NRC embodied in a Confirmatory Action Letter, which was issued in February 2008. APS is presently on track to complete the corrective actions required to close the Confirmatory Action Letter by mid-2009. Palo Verde operation and maintenance costs (including overhead) increased in 2007 by approximately $7 million from 2006. SCE estimates that operation and maintenance costs will increase by approximately $23 million (in 2007 dollars) over the two year period 2008 – 2009, from 2007 recorded costs including overhead costs. SCE is unable to estimate how long SCE will continue to incur these costs.

Priority Reserve Ruling

In July 2008, the Los Angeles Superior Court found that actions taken by the South Coast Air Quality Management District in promulgating rules that had made available a “Priority Reserve” of emissions credits for new power generation projects did not satisfy California environmental laws. SCE is in the process of evaluating the impact of the decision on certain power-purchase agreements that resulted from its new generation RFO and the potential implications for its long-term resource adequacy requirements.

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

Commodity Price Risk

As discussed in the year-ended 2007 MD&A, SCE is exposed to commodity price risk associated with its purchases for additional capacity and ancillary services to meet its peak energy requirements as well as exposure to natural gas prices associated with power purchased from QFs, fuel tolling arrangements, and its own gas-fired generation, including SCE’s Mountainview plant.

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

In September 2007, the ISO allocated CRRs for the period March 2008 through December 2017 to SCE which will entitle SCE to receive (or pay) the value of transmission congestion between specific locations. These rights will act as an economic hedge against transmission congestion costs in the MRTU environment which was expected to be operational March 31, 2008, but was delayed. The CRRs meet the definition of a derivative under SFAS No. 133. In accordance with SFAS No. 157, SCE recognized the CRRs at a zero fair value due to liquidity reserves. Liquidity reserves against CRRs fair values were provided since there were no quoted long-term market prices for the CRRs allocated to SCE. Although an auction was held in December 2007, the auction results did not provide sufficient evidence of long-term market prices.

During the first quarter of 2008, the ISO held an auction for FTRs. SCE participated in the ISO auction and paid $62 million to secure FTRs for the period April 2008 through March 2009. The FTRs will be replaced with CRRs in the MRTU environment. SCE recognized the FTRs at fair value. SCE anticipates amounts paid for FTRs that will no longer be valid in the MRTU environment will be refunded to SCE and has recognized this amount as a receivable from the ISO.

Any future fair value changes, given a MRTU market, will be recorded in purchased-power expense and offset through the provision for regulatory adjustments clauses as the CPUC allows these costs to be recovered from or refunded to customers through a regulatory balancing account mechanism. As a result, fair value changes are not expected to affect earnings.

SCE records its derivative instruments on its consolidated balance sheets at fair value unless they meet the definition of a normal purchase or sale. Certain derivative instruments do not meet the normal purchases and sales exception because demand variations and CPUC mandated resource adequacy requirements may result in physical delivery of excess energy that may not be in quantities that are expected to be used over a reasonable period in the normal course of business and may then be resold into the market. In addition, certain contracts do not meet the definition of clearly and closely related under SFAS No. 133 since pricing for certain renewable contracts is based on an unrelated commodity. The derivative instrument fair values are marked to market at each reporting period. Any fair value changes for recorded derivatives are recorded in purchased-power expense and offset through the provision for regulatory adjustment clauses—net; therefore, fair value changes do not affect earnings. Hedge accounting is not used for these transactions due to this regulatory accounting treatment.

The following table summarizes the fair values of outstanding derivative financial instruments used at SCE to mitigate its exposure to spot market prices:

	June 30, 2008		December 31, 2007
In millions	Assets	Liabilities	Assets	Liabilities
Energy options	$16	$31	$6	$49
FTRs	90	—	22	—
Forward physicals (power) and tolling arrangements	73	6	7	8
Gas options, swaps and forward arrangements	416	4	46	22
Netting and collateral	(20)	(2)	—	(2)
Total	$575	$39	$81	$77

Quoted market prices, if available, are used for determining the fair value of contracts, as discussed above. If quoted market prices are not available, internally maintained standardized or industry accepted models are used to determine the fair value. The models are updated with spot prices, forward prices, volatilities and interest rates from regularly published and widely distributed independent sources. SCE implemented SFAS No. 157 during the first quarter of 2008. Under SFAS No. 157, when actual market prices, or relevant observable inputs are not available it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs. The derivative assets and liabilities whose fair value is based on unobservable inputs are classified as level 3 measurements under SFAS No. 157. The amount of SCE’s level 3 derivative assets and liabilities measured using significant unobservable inputs as a percentage of the total derivative assets and total derivative liabilities measured at fair value was 53% and 100%, respectively. During the first six months of 2008, the level 3 fair values increased as a result of changes in realized and unrealized gains. SCE recorded net realized and unrealized gains of $361 million for the three months ended June 30, 2008 and net realized and unrealized losses of $63 million for the three months ended June 30, 2007. SCE recorded net realized and unrealized gains of $512 million and $42 million for the six months ended June 30, 2008 and 2007, respectively. The changes in net realized and unrealized gains on economic hedging activities were primarily due to increases in forward natural gas prices in 2008, compared to the same period in 2007. Due to expected recovery through regulatory mechanisms unrealized gains and losses may temporarily affect cash flows, but are not expected to affect earnings.

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of “Results of Operations and Historical Cash Flow Analysis” provide a discussion on the changes in various line items presented on the Consolidated Statements of Income, as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operations

Net Income Available for Common Stock

SCE’s net income available for common stock was $157 million and $307 million for the three- and six-month periods ended June 30, 2008, compared to $144 million and $325 million for the respective periods in 2007. SCE’s quarter and year-to-date earnings reflect lower taxes and interest, partially offset by lower operating income. The year-to-date earnings also reflect a $31 million tax benefit recognized in 2007 related to the income tax treatment of certain costs including those associated with environmental remediation.

Operating Revenue

The following table sets forth the major components of operating revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Operating Revenue
Retail billed and unbilled revenue	$2,244	$2,174	$4,143	$4,133
Balancing account over/under collections	164	(43)	257	(56)
Sales for resale	143	102	325	166
SCE’s VIEs	117	111	214	205
Other (including intercompany transactions)	87	116	167	234
Total	$2,755	$2,460	$5,106	$4,682

SCE’s retail sales represented approximately 87% and 86% of operating revenue for the three- and six-month periods ended June 30, 2008, respectively, compared to approximately 86% for both of the comparable periods in 2007. Due to warmer weather during the summer months and SCE’s rate design, operating revenue during the third quarter of each year is generally higher than other quarters.

Total operating revenue increased by $295 million and $424 million for the three- and six-month periods ended June 30, 2008, respectively, compared to the same periods in 2007 (as shown in the table above). The variances for the revenue components are as follows:

•

Retail billed and unbilled revenue increased $70 million and $10 million for the three- and six-month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The quarter and year-to-date increases reflect a rate increase (including impact of tiered rate structure) of $44 million and a decrease of $4 million, respectively, and a sales volume increase of $26 million and $14 million, respectively. The increase for the quarter was due to warmer weather experienced in June 2008 resulting in increased volumes sold at a higher rate due to SCE’s tiered rate structure.

•

Balancing account over/under collections increased $207 million and $313 million for the three- and six-month periods ended June 30, 2008, respectively. SCE recognizes revenue, subject to balancing account treatment, equal to the amount of the actual costs incurred and up to its authorized revenue requirement. Any revenue collected in excess of actual costs incurred or above the authorized revenue requirement is not recognized as revenue and is deferred and recorded as regulatory liabilities. Costs incurred in excess of revenue billed are deferred in a balancing account and recorded as regulatory assets for recovery in future rates. If amounts collected are below the authorized revenue requirement the difference is recognized as revenue and recorded as regulatory assets for recovery in future rates (see “—Provision for Regulatory Adjustment Clauses – Net” discussed below). For the three- and six-month periods ended June 30, 2008, SCE recognized approximately $164 million and $257 million, respectively, compared to a deferral of approximately $43 million and $56 million for the respective periods in 2007. The change in balancing account revenue is primarily due to SCE recognizing deferred revenue resulting from prior year overcollections.

•

Sales for resale represents the sale of excess energy. Excess energy from SCE sources which may exist at certain times is resold in the energy markets. Sales for resale revenue increased due to higher excess energy in 2008, compared to the same periods in 2007, resulting from increased kWh purchases from new contracts, as well as increased sales from least cost dispatch energy. Revenue from sales for resale is refunded to customers through the ERRA balancing account and does not impact earnings.

•

The decrease in other revenue for the three- and six-month periods ended June 30, 2008 was primarily related to lower net investment earnings and higher other-than-temporary impairment losses from SCE’s nuclear decommissioning trust due to a volatile stock market environment. Due to regulatory treatment, investment impairment losses and trust earnings and losses are offset in depreciation, decommissioning and amortization expense and as a result, have no impact on net income.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE’s customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and none of these collections are recognized as revenue by SCE. These amounts were $539 million and $1.1 billion for the three- and six-month periods ended June 30, 2008, respectively, compared to $503 million and $1.1 billion for the same respective periods in 2007.

Operating Expenses

Fuel Expense

SCE’s fuel expense increased $112 million and $151 million for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. The quarter and year-to-date increases were mainly due to an increase at SCE’s Mountainview plant of $50 million and $85 million, respectively, resulting from higher gas costs in 2008; and higher gas costs at SCE’s VIEs which resulted in increases of $60 million and $65 million, respectively.

Purchased-Power Expense

The following is a summary of purchased-power expense:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Purchased-power	$ 1,064	$ 792	$ 1,708	$ 1,242
Unrealized (gains) losses on economic hedging activities – net	(333)	40	(486)	(94)
Realized (gains) losses on economic hedging activities – net	(28)	23	(26)	52
Energy settlements and refunds	(47)	(26)	(47)	(54)
Total purchased-power expense	$ 656	$ 829	$ 1,149	$ 1,146

Total purchased-power expense decreased $173 million for the three months ended June 30, 2008 and increased $3 million for the six months ended June 30, 2008, as compared to the same periods in 2007.

Purchased power, in the table above, increased $272 million and $466 million for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. The quarter and year-to-date increases were due to: higher bilateral energy purchases of $205 million and $250 million, respectively, resulting from higher costs per kWh due to higher gas prices and increased kWh purchases from new contracts entered into in late 2007; higher QF purchased-power expense of $30 million and $90 million, respectively, resulting from increased kWh purchases and an increase in the average spot natural gas prices for certain contracts (as discussed further below); and higher ISO-related energy costs of $30 million and $115 million, respectively. SCE energy settlement refunds and generator settlements increased by $21 million for the three months ended June 30, 2008 (see “Regulatory Matters—Current Regulatory Developments—FERC Refund Proceedings” for further discussion).

Net realized and unrealized gains on economic hedging activities, in the table above, was $361 million for the three months ended June 30, 2008, compared to losses of $63 million for the three months ended June 30, 2007. Net realized and unrealized gains on economic hedging activities, in the table above, was $512 million and $42 million for the six months ended June 30, 2008 and 2007, respectively (see “Market Risk Exposures—Commodity Price Risk” for further discussion). The changes in net realized and unrealized gains on economic hedging activities were primarily due to increases in forward natural gas prices in 2008, compared to the same period in 2007. Due to expected recovery through regulatory mechanisms realized and unrealized gains and losses may temporarily affect cash flows, but are not expected to affect earnings (see “Market Risk Exposures—Commodity Price Risk” for further discussion).

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

Provisions for Regulatory Adjustment Clauses – Net

Provisions for regulatory adjustment clauses – net increased $312 million for the three-month period ended June 30, 2008, and increased $197 million for the six-month period ended June 30, 2008, compared to the same periods in 2007. The quarter and year-to date variances reflect a decrease of $55 million and $115 million, respectively, as a result of the rate reduction notes being fully repaid as of December 31, 2007 (see “Liquidity—Rate Reduction Notes” in the year-ended 2007 MD&A). The quarter variance also reflects net unrealized gains on economic hedging activities of approximately $333 million in 2008, compared to losses of $40 million for the same period in 2007 (discussed above in “—Purchased-Power Expense”); higher FTR costs of $10 million; and approximately $15 million resulting from lower net undercollections primarily due to the Midway-Sunset settlement which was charged/refunded to ratepayers through regulatory mechanisms (see “Other Developments: Midway-Sunset Cogeneration Company” for further information). The year-to-date variance also reflects net unrealized gains on economic hedging activities of approximately $486 million and $94 million for the six months ended June 30, 2008 and 2007, respectively (discussed above in “—Purchased-Power Expense”); approximately $29 million related to a generator settlement recorded in 2007; higher FTR costs of $45 million; lower exchange energy of $10 million; and $15 million of higher net undercollections of purchased-power, fuel, and operation and maintenance expenses resulting from higher procurement costs which are being recovered through regulatory mechanisms, partially offset by the Midway-Sunset settlement discussed above.

Other Operation and Maintenance Expense

SCE’s other operation and maintenance expense increased $96 million and $173 million for the three- and six-month periods ended June 30, 2008, respectively, compared to the same periods in 2007. Certain of SCE’s operation and maintenance expense accounts are recovered through regulatory mechanisms approved by the CPUC and do not impact earnings. The costs associated with these regulatory balancing accounts increased $50 million and $60 million for the three- and six-month periods ended June 30, 2008 mainly related to higher demand-side management costs and energy efficiency costs. The increases in operation and maintenance expense also reflect: higher administrative and general costs (including health care costs and other employee-related expenses) of $30 million and $40 million for the three- and six-month periods ended June 30, 2008, respectively; higher customer service cost (including labor and uncollectible accounts) of $5 million and $15 million, respectively; and higher transmission and distribution maintenance costs of approximately $5 million and $20 million for the three- and six-month periods ended June 30, 2008, respectively. The year-to-date increase also reflects higher generation expenses of $30 million related to maintenance and refueling outage expenses at San Onofre and higher overhaul and outage costs at Four Corners and Palo Verde.

Depreciation, Decommissioning and Amortization Expense

SCE’s depreciation, decommissioning and amortization expense increased $15 million and decreased $7 million for the three- and six-month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The quarter and year-to-date variances were mainly due to an increase in depreciation expense of $20 million and $40 million, respectively, resulting from additions to transmission and distribution assets (see “Liquidity—Capital Expenditures” for a further discussion); and a $17 million cumulative depreciation rate adjustment recorded in the second quarter of 2008. The quarter and year-to-date variances were partially offset by a decrease of $20 million and $60 million, respectively, in nuclear decommissioning trust earnings and higher other-than-temporary impairment losses associated with the nuclear decommissioning trust funds primarily related to a volatile stock market environment. Due to its regulatory treatment, investment impairment losses and trust earnings and losses are recorded in operating revenue and are offset in decommissioning expense and have no impact on net income.

Gain on sale of assets

Gain on sale of assets increased $7 million and $8 million for the three- and six-month periods ended June 30, 2008, respectively. The quarter and year-to-date increases reflect gains of $8 million from the sale of SO2 emission allowances at SCE. Due to regulatory treatment, gains from the sale of emission allowances are offset in provision for regulatory adjustment clauses – net and, as a result, have no impact on net income.

Other Income and Deductions

Interest income

SCE’s interest income decreased $5 million and $11 million for the three- and six-month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The 2008 decreases were mainly due to lower undercollections balances in certain balancing accounts and lower interest rates applied to those undercollections.

Interest Expense – Net of Amounts Capitalized

SCE’s interest expense – net of amounts capitalized decreased $9 million and $20 million for the three- and six-month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The quarter and year-to-date decreases were mainly due to lower overcollections of certain balancing accounts and lower interest rates applied to those overcollections in the first and second quarters of 2008 compared to the same periods in 2007.

Income Tax Expense

SCE’s composite federal and state statutory income tax rate was approximately 40% (net of the federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate was 15% and 25% for the three- and six-month periods ended June 30, 2008, as compared to 28% and 25% for the respective periods in 2007. The lower effective tax rates in 2008, as compared to the statutory rate and between comparable periods, were primarily due to internally developed software and property related flow-through tax deductions recorded in 2008. The lower effective tax rates in 2008, as compared to 2007, were partially offset by reductions during 2007, as discussed below. The effective tax rates in 2007 were lower than the statutory rate primarily due to progress made in the first quarter of 2007 in an administrative appeal process with the IRS related to the income tax treatment of certain costs associated with environmental remediation; reductions made during the second quarter of 2007 to reflect receipt of a state Notice of Proposed Adjustment; and also due to property related flow-through items.

Minority Interest

Minority interest decreased $40 million and $62 million for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. The decrease was a result of lower earnings from two of SCE’s VIE projects due to higher gas costs at the VIEs. The year-to-date decrease was also due to lower earnings from another SCE VIE project attributable to a planned outage in the first quarter of 2008.

Historical Cash Flow Analysis

The “Historical Cash Flow Analysis” section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Cash provided by operating activities decreased $552 million in the first six months of 2008, compared to the first six months of 2007. The decrease was mainly due to ERRA undercollections in 2008, compared to ERRA overcollections in 2007. The increase in natural gas prices and the indirect affect on power prices have resulted in

SCE using cash to pay for these higher costs in excess of amounts received from customers (see “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings”). The 2008 change was also due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Cash provided (used) by financing activities from continuing operations mainly consisted of long-term debt issuances (payments).

Financing activities in 2008 were as follows:

•

In January, SCE issued $600 million of first refunding mortgage bonds due in 2038. The proceeds were used to repay SCE’s outstanding commercial paper of approximately $426 million and for general corporate purposes.

•

During the first quarter, SCE purchased $212 million of its auction rate bonds, converted the issue to a variable rate mode, and terminated the FGIC insurance policy. SCE continues to hold the bonds which remain outstanding and have not been retired or cancelled.

•	During the first half of 2008, SCE’s net issuances of commercial paper classified as short-term debt was $300 million.

•

In January, SCE repurchased 350,000 shares of 4.08% cumulative preferred stock at a price of $19.50 per share. SCE retired this preferred stock in January 2008 and recorded a $2 million gain on the cancellation of reacquired capital stock (reflected in the caption “Common stock” on the consolidated balance sheets).

•	Other financing activities in 2008 include dividend payments of $125 million paid to Edison International and $25 million for stock purchased for stock-based compensation.

Financing activities in 2007 were as follows:

•	During the first half of 2007 SCE’s net issuances of commercial paper classified as short-term debt was $175 million.

•	Other financing activities in 2007 include dividend payments of $85 million paid to Edison International and $115 million for stock purchased for stock-based compensation.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by capital expenditures, SCE’s funding of nuclear decommissioning trusts, and proceeds and maturities of investments.

Investing activities in 2008 reflect $1.2 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $55 million for nuclear fuel acquisitions. Investing activities also include net purchases of nuclear decommissioning trust investments and other of $59 million.

Investing activities in 2007 reflect $1.1 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $28 million for nuclear fuel acquisitions. Investing activities also include net purchases of nuclear decommissioning trust investments and other of $67 million.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. SCE adopted FIN No. 39-1 effective January 1, 2008. The adoption resulted in netting a portion of margin and cash collateral deposits with derivative positions on SCE’s consolidated balance sheets, but had no impact on SCE’s consolidated statements of income. The consolidated balance sheet at December 31, 2007 has been retroactively restated for the change, which resulted in a decrease in margin and collateral deposits of $2 million. The consolidated statements of cash flows for the six months ended June 30, 2007 has been retroactively restated to reflect the balance sheet changes but had no impact on cash flows from operating activities.

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

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 160, which requires an entity to present minority interest that reflects the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity’s equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SCE will adopt SFAS No. 160 on January 1, 2009. In accordance with this standard, SCE will reclassify minority interest to a component of shareholder’s equity (at June 30, 2008 this amount was $448 million).

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

In April 2008, the FASB issued FSP FAS No. 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. SCE will adopt FSP FAS No. 142-3 on January 1, 2009. SCE is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

COMMITMENTS AND INDEMNITIES

The following is an update to SCE’s commitments and indemnities. See the section, “Commitments and Indemnities” in the year-ended 2007 MD&A for a detailed discussion.

Fuel Supply Contracts

During the first six months of 2008, SCE entered into service contracts associated with uranium enrichment and fuel fabrication. As a result, SCE’s additional fuel supply commitments are estimated to be: remainder of 2008 – $15 million, 2009 – $49 million, 2010 – $50 million, 2011 – $96 million, 2012 – $141 million and thereafter – $665 million.

Power-Purchase Contracts

During the second quarter of 2008, SCE entered into a new power-purchase contract. The delivery of energy under this contract is expected to commence in August 2010 with a 10 year term. SCE’s additional commitments upon commencement are estimated to be: 2010 – $188 million, 2011 – $335 million, 2012 – $341 million and thereafter – $2.7 billion.

Operating and Capital Leases

During the second quarter of 2008, SCE entered into power-purchase contracts which are classified as operating leases. The contract terms range from 10 to 40 years. The delivery of energy under one of these contracts is not expected to commence until 2018. These additional commitments are currently estimated to be: remainder of 2008 – $27 million, 2009 – $48 million, 2010 – $48 million, 2011 – $48 million, 2012 – $48 million and thereafter – $1.9 billion.

Uncertain Tax Position Net Liability

At June 30, 2008, SCE’s recorded net liability for uncertain tax positions was $306 million. SCE currently cannot reliably predict the timing of cash flows associated with the resolution of uncertain tax positions due to the uncertainty as to the timing for resolving tax issues with the IRS related to ongoing examinations and administrative appeals. See “Other Developments—Federal and State Income Taxes” for further information.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

On October 2, 2006 and July 19, 2007, SCE received two additional NOVs pertaining to two other Catalina Island diesel generation units, Unit 7 and Unit 10, alleging that these units have exceeded their annual NOx limit in 2004 (Unit 10), 2005 (Unit 7), and 2006 (Unit 10). Going forward, SCE expects that the new Continuous Emissions Monitoring System, installed in late 2006, which monitors the emissions from these units, along with the employment of best practices, would enable these units to meet their annual NOx limits in 2007.

In July 2008, SCE received an additional NOV for emitting NOx in excess of SCE’s Regional Clean Air Incentives Market (RECLAIM) credits. Under the RECLAIM program, a RECLAIM-regulated facility must have sufficient RECLAIM Trading Credits to equal the amount of NOx that the facility emits. The NOV alleges that SCE did not have sufficient RECLAIM Trading Credits in the first and second quarters of 2007 to match the actual NOx emissions at Catalina’s generating units.

Settlement negotiations with the SCAQMD regarding the penalties are ongoing and the SCAQMD has not yet proposed any specific fines to be imposed on SCE.

Item 4.	Submission of Matters to a Vote of Security Holders

At SCE’s Annual Meeting of Shareholders on April 24, 2008, two matters were put to a vote of the shareholders: the election of twelve directors and ratification of the appointment of the independent public accounting firm.

Shareholders elected twelve nominees to the Board of Directors. The number of broker non-votes for each nominee was zero. The number of votes cast for and withheld from each Director-nominee were as follows:

	Number of Votes
Name	For	Witheld
John E. Bryson	458,389,930	559,038
Vanessa C.L. Chang	458,382,178	566,790
France A. Córdova	458,395,810	553,158
Charles B. Curtis	458,394,976	553,992
Alan J. Fohrer	458,397,958	551,010
Bradford M. Freeman	458,370,862	578,106
Luis G. Nogales	458,381,998	566,970
Ronald L. Olson	455,800,996	3,147,972
James M. Rosser	458,395,360	553,608
Richard T. Schlosberg, III	458,356,828	592,140
Thomas C. Sutton	458,372,926	576,042
Brett White	458,364,004	584,964

The proposal to ratify the appointment of the independent public accounting firm which received the affirmative vote of a majority of the votes cast was adopted. The proposal received the following numbers of votes:

For	Against	Abstentions	Broker Non-Votes
458,399,014	317,232	232,722	0

PART II. OTHER INFORMATION

Item 6.	Exhibits

Southern California Edison Company

10.1	Edison International Director Nonqualified Stock Options Terms and Conditions 2008 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2008)*

10.2	Edison International Director Compensation Schedule, as adopted June 27, 2008 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 2008)*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference pursuant to Rule 12b-32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY
(Registrant)

By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Dated: August 8, 2008