Form 10-Q
period 2008-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2008-11-07
CIK 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2008
Common Stock, no par value	434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AB	Assembly Bill

AFUDC	allowance for funds used during construction

APS	Arizona Public Service Company

ARO(s)	asset retirement obligation(s)

CAA	Clean Air Act

CARB	Clean Air Resources Board

CDWR	California Department of Water Resources

CEC	California Energy Commission

CPSD	Consumer Protection and Safety Division

CPUC	California Public Utilities Commission

CRRs	congestion revenue rights

District Court	U.S. District Court for the District of Columbia

DOE	United States Department of Energy

DPV2	Devers-Palo Verde II

DRA	Division of Ratepayer Advocates

DWP	Los Angeles Department of Water & Power

EME	Edison Mission Energy

ERRA	energy resource recovery account

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGIC	Financial Guarantee Insurance Company

FIN 39-1	Financial Accounting Standards Interpretation No. 39-1, Amendment of FASB Interpretation No. 39

FIN 48	Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109

FSP SFAS No. 133-1 and FIN No. 45-4	Financial Accounting Standards Board Staff Position No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”

GAAP	generally accepted accounting principles

Global Settlement	A settlement currently being negotiated between Edison International and the IRS, which, if consummated, would resolve outstanding tax disputes for all Edison International subsidiaries, including SCE, for open tax years 1986 through 2002, including affirmative claims for unrecognized tax benefits. There can be no assurance about the timing of such settlement or that a final settlement will be ultimately consummated.

GRC	General Rate Case

IRS	Internal Revenue Service

ISO	California Independent System Operator

kWh(s)	kilowatt-hour(s)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Midway-Sunset	Midway-Sunset Cogeneration Company

GLOSSARY (Continued)

Mohave	Mohave Generating Station

MRTU	Market Redesign and Technology Upgrade

MW	megawatts

MWh	megawatt-hours

NOx	nitrogen oxide

NRC	Nuclear Regulatory Commission

Palo Verde	Palo Verde Nuclear Generating Station

PBOP(s)	postretirement benefits other than pension(s)

PBR	performance-based ratemaking

PG&E	Pacific Gas & Electric Company

POD	Presiding Officer’s Decision

PX	California Power Exchange

QF(s)	qualifying facility(ies)

RICO	Racketeer Influenced and Corrupt Organization

ROE	return on equity

S&P	Standard & Poor’s

San Onofre	San Onofre Nuclear Generating Station

SCAQMD	South Coast Air Quality Management District

SCE	Southern California Edison Company

SDG&E	San Diego Gas & Electric

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS No. 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities

SFAS No. 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements

SFAS No. 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans

SFAS No. 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

SFAS No. 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements

SFAS No. 161	Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

SO2	sulfur dioxide

TURN	The Utility Reform Network

US EPA	United States Environmental Protection Agency

VIE(s)	variable interest entity(ies)

SOUTHERN CALIFORNIA EDISON COMPANY

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
	(Unaudited)
Operating revenue	$3,285	$3,214	$8,390	$7,897
Fuel	415	310	1,161	904
Purchased power	1,962	1,284	3,111	2,431
Provisions for regulatory adjustment clauses – net	(737)	(66)	(286)	189
Other operation and maintenance	711	726	2,145	1,988
Depreciation, decommissioning and amortization	211	267	750	813
Property and other taxes	61	54	179	164
Gain on sale of assets	(1)	—	(9)	—
Total operating expenses	2,622	2,575	7,051	6,489
Operating income	663	639	1,339	1,408
Interest income	2	13	12	34
Other nonoperating income	20	29	69	68
Interest expense – net of amounts capitalized	(104)	(117)	(297)	(330)
Other nonoperating deductions	(81)	(7)	(114)	(31)
Income before tax and minority interest	500	557	1,009	1,149
Income tax expense	158	150	268	263
Minority interest	94	132	161	261
Net income	248	275	580	625
Dividends on preferred and preference stock not subject to mandatory redemption	13	13	38	38
Net income available for common stock	$235	$262	$542	$587

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
	(Unaudited)
Net income	$248	$275	$580	$625
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net gain (loss) included in expense – net of tax	(1)	—	(2)	1
Comprehensive income	$247	$275	$578	$626

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and equivalents	$1,256	$252
Short-term investments	3	—
Receivables, less allowance of $33 and $34 for uncollectible accounts at respective dates	1,030	725
Accrued unbilled revenue	518	370
Inventory	352	283
Derivative assets	125	53
Margin and collateral deposits	10	35
Regulatory assets	454	197
Accumulated deferred income taxes – net	215	146
Other current assets	84	188
Total current assets	4,047	2,249
Nonutility property – less accumulated provision for depreciation of $748 and $701 at respective dates	967	1,000
Nuclear decommissioning trusts	2,855	3,378
Other investments	86	69
Total investments and other assets	3,908	4,447
Utility plant, at original cost:
Transmission and distribution	19,776	18,940
Generation	1,820	1,767
Accumulated provision for depreciation	(5,526)	(5,174)
Construction work in progress	1,970	1,693
Nuclear fuel, at amortized cost	246	177
Total utility plant	18,286	17,403
Derivative assets	13	28
Regulatory assets	2,880	2,721
Other long-term assets	658	629
Total long-term assets	3,551	3,378

Total assets	$29,792	$27,477

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$1,558	$500
Long-term debt due within one year	150	—
Accounts payable	838	914
Accrued taxes	128	42
Accrued interest	105	126
Counterparty collateral	9	42
Customer deposits	226	218
Book overdrafts	298	204
Derivative liabilities	132	97
Regulatory liabilities	1,179	1,019
Other current liabilities	682	548
Total current liabilities	5,305	3,710
Long-term debt	5,714	5,081
Accumulated deferred income taxes – net	2,816	2,556
Accumulated deferred investment tax credits	100	105
Customer advances	134	155
Derivative liabilities	30	13
Power-purchase contracts	21	22
Accumulated provision for pensions and benefits	857	786
Asset retirement obligations	2,966	2,877
Regulatory liabilities	2,889	3,433
Other deferred credits and other long-term liabilities	1,121	1,136
Total deferred credits and other liabilities	10,934	11,083
Total liabilities	21,953	19,874
Commitments and contingencies (Note 5)
Minority interest	451	446
Common stock, no par value (434,888,104 shares outstanding at each date)	2,168	2,168
Additional paid-in capital	529	507
Accumulated other comprehensive loss	(17)	(15)
Retained earnings	3,788	3,568
Total common shareholder’s equity	6,468	6,228
Preferred and preference stock not subject to mandatory redemption	920	929
Total shareholders’ equity	7,388	7,157

Total liabilities and shareholders’ equity	$29,792	$27,477

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
In millions	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$580	$625
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	750	813
Other-than-temporary impairment on nuclear decommissioning trusts	121	42
Other amortization	73	78
Stock-based compensation	13	12
Minority interest	161	261
Deferred income taxes and investment tax credits	(22)	(184)
Regulatory assets	(246)	312
Regulatory liabilities	122	312
Derivative assets	(57)	(27)
Derivative liabilities	52	(31)
Other assets	(39)	(28)
Other liabilities	(22)	254
Margin and collateral deposits – net of collateral received	(8)	6
Receivables and accrued unbilled revenue	(453)	(291)
Inventory and other current assets	42	(102)
Book overdrafts	94	110
Accrued interest and taxes	65	319
Accounts payable and other current liabilities	87	1
Net cash provided by operating activities	1,313	2,482
Cash flows from financing activities:
Long-term debt issued	1,000	—
Long-term debt issuance costs	(14)	(1)
Long-term debt repaid	(3)	(54)
Bonds repurchased	(212)	—
Preferred stock redeemed	(7)	—
Rate reduction notes repaid	—	(178)
Short-term debt financing – net	1,058	—
Shares purchased for stock-based compensation	(28)	(123)
Proceeds from stock option exercises	11	50
Excess tax benefits related to stock-based awards	7	25
Minority interest	(156)	(151)
Dividends paid	(263)	(148)
Net cash provided (used) by financing activities	1,393	(580)
Cash flows from investing activities:
Capital expenditures	(1,638)	(1,650)
Proceeds from nuclear decommissioning trust sales	2,279	2,866
Purchases of nuclear decommissioning trust investments and other	(2,329)	(2,967)
Sales of short-term investments	—	4,861
Purchases of short-term investments	(3)	(4,979)
Restricted cash	—	(1)
Customer advances for construction and other investments	(11)	—
Net cash used by investing activities	(1,702)	(1,870)
Net increase in cash and equivalents	1,004	32
Cash and equivalents, beginning of period	252	83
Cash and equivalents, end of period	$1,256	$115

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair statement of the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain prior-period reclassifications have been made to conform to the current year financial statement presentation mostly pertaining to the adoption of FIN No. 39-1.

Cash Equivalents

At September 30, 2008, cash equivalents included U.S. treasury securities and U.S. treasury and government agency money market funds totaling $1.1 billion. At December 31, 2007, cash equivalents included money market funds totaling $83 million. Cash equivalents, with the exception of money market funds, were stated at cost plus accrued interest. The carrying value of cash equivalents approximates fair value due to maturities of less than three months. For further discussion of money market funds, see Note 7.

Margin and Collateral Deposits

Margin and collateral deposits include margin requirements and cash deposited with and received from counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in the fair value of the related positions. See “New Accounting Pronouncements” below for a discussion of the adoption of FIN No. 39-1. In accordance with FIN No. 39-1, SCE presents a portion of its margin and cash collateral deposits net with its derivative positions on its consolidated balance sheets. Amounts recognized for cash collateral provided to others that have been offset against net derivative liabilities totaled $52 million and $2 million at September 30, 2008 and December 31, 2007, respectively.

New Accounting Pronouncements

Accounting Pronouncement Adopted

In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. SCE adopted FIN No. 39-1 effective January 1, 2008. The adoption resulted in netting a portion of margin and cash collateral deposits with derivative positions on SCE’s consolidated balance sheets, but had no impact on SCE’s consolidated statements of income. The consolidated balance sheet at December 31, 2007 has been retroactively restated for the change, which resulted in a decrease in margin and collateral deposits of $2 million. The consolidated statements of cash flows for the nine months ended September 30, 2007 has been retroactively restated to reflect the balance sheet changes but had no impact on cash flows from operating activities.

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

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on SCE’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 160, which requires an entity to present minority interest that reflects the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity’s equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SCE will adopt SFAS No. 160 on January 1, 2009. In accordance with this standard, SCE will reclassify minority interest to a component of shareholder’s equity (at September 30, 2008 this amount was $451 million).

In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. SCE will adopt SFAS No. 161 in the first quarter of 2009. SFAS No. 161 will impact disclosures only and will not have an impact on SCE’s consolidated results of operations, financial condition or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with U.S. GAAP. This statement transfers the GAAP hierarchy from the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” to the FASB. SFAS No. 162 is effective on November 15, 2008. SCE expects that the adoption of this standard will not have an impact on SCE’s consolidated results of operations, financial condition or cash flows.

In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN No. 45-4. FSP SFAS No. 133-1 requires enhanced disclosures by sellers of credit derivatives and amends FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN No. 45 are effective for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN No. 45-4 only require additional disclosures, the adoption will not impact SCE’s consolidated financial position, results of operations or cash flows.

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

Related Party Transactions

During the first quarter of 2008, SCE entered, through a competitive bidding process, a ten-year power-purchase contract with a subsidiary of EME for the output of a 479 MW gas-peaking facility located in the City of Industry, California, which is referred to as the “Walnut Creek” project. The power-purchase agreement was approved by the CPUC on September 18, 2008 and by the FERC on October 2, 2008. Deliveries under the power-purchase agreement are expected to commence in 2013.

Note 2. Liabilities and Lines of Credit

Long-Term Debt

In January 2008, SCE issued $600 million of 5.95% first and refunding mortgage bonds due in 2038. The proceeds were used to repay SCE’s outstanding commercial paper of approximately $426 million and for general corporate purposes. In August 2008, SCE issued $400 million of 5.50% first and refunding mortgage bonds due in 2018. The proceeds were used to repay SCE’s outstanding commercial paper of approximately $110 million and borrowings under the credit facility of $200 million, as well as for general corporate purposes. In October 2008, SCE issued $500 million of 5.75% first and refunding mortgage bonds due in 2014. The proceeds were used for general corporate purposes.

The interest rates on one issue of SCE’s pollution control bonds insured by FGIC, totaling $249 million, were reset every 35 days through an auction process. Due to a loss of confidence in the creditworthiness of the bond insurers, there was a significant reduction in market liquidity for auction rate bonds and interest rates on these bonds increased. Consequently, SCE purchased in the secondary market $37 million of its auction rate bonds in December 2007 and the remaining $212 million during the first three months of 2008. In March 2008, SCE converted the issue to a variable rate mode and terminated the FGIC insurance policy. SCE continues to hold the bonds which remain outstanding and have not been retired or cancelled.

Short-Term Debt

Short-term debt is generally used to finance fuel inventories, balancing account undercollections and general, temporary cash requirements including power-purchase payments. At September 30, 2008, the outstanding short-term debt was $1.56 billion at a weighted-average interest rate of 3.53%. This short-term debt is supported by a $2.5 billion credit line. See below in “Credit Agreements.”

Credit Agreements

The following table summarizes the status of the SCE credit facility at September 30, 2008:

In millions	(Unaudited)
Commitment	$2,500
Less: Unfunded commitment from Lehman Brothers subsidiary	(81)
2,419
Outstanding borrowings	(1,558)
Outstanding letters of credit	(233)
Amount available	$628

On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman Brothers Holding, Lehman Brothers Bank, FSB, is one of the lenders in SCE’s credit agreement representing a total commitment of $106 million. In September 2008, Lehman Brothers Bank, FSB declined requests for funding of the most recent borrowings, or approximately $42 million.

Note 3. Income Taxes

SCE’s composite federal and state statutory income tax rate was approximately 40% (net of federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate was 39% and 32% for the three- and nine-month periods ended September 30, 2008, as compared to 35% and 30% for the respective periods in 2007. The higher effective income tax rate for the three months ended September 30, 2008 as compared to the respective period in 2007, was primarily due to two non-deductible expenses recorded in 2008, consisting of a penalty assessed by the CPUC (see “Investigation Regarding Performance Incentives Rewards” in Note 5) and higher lobbying expenses. The higher effective tax rates for the nine months ended September 30, 2008 as compared to the respective period in 2007, were due to both previously-mentioned non-deductible expenses and reductions in the income tax reserve recorded in the first quarter of 2007 to reflect progress made in an administrative appeal process with the IRS related to the income tax treatment of certain costs associated with environmental remediation and to reflect a settlement of state tax audit issues. The previously mentioned factors causing an increase to the 2008 federal and state effective tax rates as compared to 2007 were partially offset by higher software and property-related flow-through deductions recorded in 2008.

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

Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits from January 1, 2008 to September 30, 2008 and the reasons for such changes:

In millions	(Unaudited)
Balance at January 1, 2008	$1,950
Tax positions taken during the current year
Increases	72
Decreases	—
Tax positions taken during a prior year
Increases	106
Decreases	(129)
Decreases for settlements during the period	—
Reductions for lapses of applicable statute of limitations	—
Balance at September 30, 2008	$1,999

The unrecognized tax benefits in the table above reflects affirmative claims related to timing differences of $1.5 billion and $1.6 billion at September 30, 2008 and January 1, 2008, respectively, but have not met the recognition threshold pursuant to FIN 48 and have been denied by the IRS as part of their examinations. These affirmative claims remain unpaid by the IRS and no receivable has been recorded. Edison International has vigorously defended these affirmative claims in IRS administrative appeals proceedings and these claims are included in the ongoing Global Settlement negotiations.

It is reasonably possible that Edison International could resolve, as part of the Global Settlement, or otherwise, with the IRS, all or a portion of SCE’s unrecognized tax benefits through tax year 2002 within the next 12 months, which could reduce unrecognized tax benefits by up to $1.3 billion.

The total amount of unrecognized tax benefits as of September 30, 2008 and January 1, 2008 that, if recognized, would have an effective tax rate impact is $62 million and $65 million, respectively.

Accrued Interest and Penalties

The total amounts of accrued interest and penalties related to SCE’s income tax reserve were $116 million and $96 million as of September 30, 2008 and January 1, 2008, respectively. The after-tax interest expense recognized and included in income tax expense was $3 million and $12 million for the three- and nine- month periods ended September 30, 2008, respectively.

Tax Positions being Addressed as Part of Active Examinations, Administrative Appeals and the Global Settlement

Edison International is challenging certain IRS deficiency adjustments for tax years 1994 – 1999 with the Administrative Appeals branch of the IRS and Edison International is currently under active IRS examination for tax years 2000 – 2006. During the third quarter of 2008, the IRS commenced an examination of tax years 2003 – 2006. In addition, the statute of limitations remains open for tax years 1986 – 1993, which has allowed Edison International to file certain affirmative claims related to these tax years. Tax years 1986 – 2002 are included in the scope of the Global Settlement and tax years 2003 – 2006 are excluded.

Most of these tax positions relate to timing differences and, therefore, any amounts exclusive of any penalties that would be paid if Edison International’s position is not sustained would be deductible on future tax returns filed by Edison International. In addition, Edison International has filed affirmative claims with respect to certain tax years 1986 through 2005 with the IRS and state tax authorities. Any benefits associated with these affirmative claims would be recorded in accordance with FIN 48 which provides that recognition would occur at the earlier of when SCE would make an assessment that the affirmative claim position has a more likely than not probability of being sustained or when a settlement of the affirmative claim is consummated with the tax authority. Certain of these affirmative claims have been recognized as part of the implementation of FIN 48.

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

Edison International filed amended California Franchise tax returns for tax years 1997 – 2002 to mitigate the possible imposition of new California non-economic substance penalty provisions on transactions that may be considered as Listed or substantially similar to Listed Transactions described in an IRS notice that was published in 2001. These transactions include the SCE subsidiary contingent liability company transaction, described below. Edison International filed these amended returns under protest retaining its appeal rights.

As previously disclosed, Edison International is currently engaged in settlement negotiations with the IRS to reach a Global Settlement which, if consummated, would resolve outstanding tax disputes for all Edison International subsidiaries, including SCE, for open tax years 1986 through 2002, including certain affirmative claims for unrecognized tax benefits. These negotiations have progressed to the point where Edison International and the IRS have reached nonbinding, preliminary understandings on the material principles for resolution of all issues included in the Global Settlement. Final resolution of such disputes, as part of the Global Settlement, is subject to reaching definitive agreements on final terms and calculations, mutually satisfactory documentation, and review of all or a portion of the Global Settlement by the Staff of the Joint Committee on Taxation, a committee of the United States Congress (the “Joint Committee”). While not assured, Edison International believes that the Global Settlement will be submitted or substantially ready to be submitted to the Joint Committee during the fourth quarter of 2008.

There can be no assurance, however, about the timing of final settlements with the IRS or that such final settlements will be ultimately consummated. Moreover, review by the Joint Committee could result in adjustments to the Global Settlement reached between Edison International and the IRS. The IRS and Edison International may not reach final agreements that implement the preliminary understandings, or they may reach final agreements but conditions to consummating them may not be satisfied.

Balancing Account Over-Collections

In response to an affirmative claim filed by Edison International related to balancing account over-collections, the IRS issued a Notice of Proposed Adjustment in July 2007. This affirmative claim was addressed by the IRS as part of the ongoing IRS examinations and administrative appeals processes. The tax years to which adjustments are made pursuant to this Notice of Proposed Adjustment are included in the scope of the Global Settlement. The cash and earnings impacts of this position are dependent on the ultimate settlement of all open tax issues, including this issue, in these tax years. Edison International expects that resolution of this issue could potentially increase earnings and cash flows within the range of $70 million to $80 million and $300 million to $350 million, respectively.

Contingent Liability Company

The IRS has asserted deficiencies with respect to a transaction entered into by a former SCE subsidiary which may be considered substantially similar to a Listed Transaction described by the IRS as a contingent liability company for tax years 1997 and 1998. This issue is included in the Global Settlement and is being considered by the Administrative Appeals branch of the IRS where Edison International has been defending its income tax return position with respect to this transaction.

Resolution of Federal and State Income Tax Issues Being Addressed in Ongoing Examinations, Administrative Appeals and the Global Settlement

Edison International continues its efforts to resolve open tax issues through tax year 2002 as part of the Global Settlement. Although the timing for resolving these open tax positions is uncertain, it is reasonably possible that all or a significant portion of these open tax issues through tax year 2002 could be resolved within the next 12 months.

Note 4. Compensation and Benefits Plans

Pension Plans

As of September 30, 2008, SCE has made $6 million in contributions related to 2007 and $37 million related to 2008 and estimates to make $12 million of additional contributions in the last three months of 2008.

Volatile market conditions have affected the value of SCE’s trusts established to fund its future long-term pension benefits. The market value of the investments within the plan trusts declined 22% during the nine months ended September 30, 2008. These benefit plan assets and related obligations are remeasured annually using a December 31 measurement date. Unless the market recovers, reductions in the value of plan assets will result in increased future expense, a change in the pension plan funding status from overfunded to underfunded and increased future contributions. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with SFAS No. 158. Due to SCE’s regulatory recovery treatment, the recognition of the funded status is offset by regulatory liabilities and assets. In the 2009 GRC, SCE requested recovery of and continued balancing account treatment for amounts contributed to these trusts. The Pension Protection Act of 2006 establishes new minimum funding standards and prohibits plans underfunded by more than 20% from providing lump sum distributions and adopting amendments that increase plan liabilities.

Net pension cost recognized is calculated under the actuarial method used for ratemaking. The difference between pension costs calculated for accounting and ratemaking is deferred.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
	(Unaudited)
Service cost	$ 27	$ 26	$ 81	$ 78
Interest cost	46	44	138	132
Expected return on plan assets	(63)	(61)	(189)	(183)
Amortization of prior service cost	4	4	13	12
Amortization of net (gain)/loss	—	1	(1)	3
Subtotal	14	14	42	42
Regulatory adjustment – deferred	—	1	—	3
Total expense recognized	$ 14	$ 15	$ 42	$ 45

Postretirement Benefits Other Than Pensions

As of September 30, 2008, SCE has made no contributions related to 2007 and $14 million related to 2008 and estimates to make $26 million of additional contributions in the last three months of 2008.

Volatile market conditions have affected the value of SCE’s trust established to fund its future other postretirement benefits. The market value of the investments within the plan trust declined 21% during the nine months ended September 30, 2008. These benefit plan assets and related obligations are remeasured annually using a December 31 measurement date. Unless the market recovers, reductions in the value of plan assets will result in increased future expense, an increase in the plan underfunded status and increased future contributions. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with SFAS No. 158. Due to SCE’s regulatory recovery treatment, the recognition of the funded status is offset by regulatory liabilities and assets. In the 2009 GRC, SCE requested recovery of and continued balancing account treatment for amounts contributed to this trust.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
	(Unaudited)
Service cost	$ 11	$ 10	$ 33	$ 30
Interest cost	33	31	99	93
Expected return on plan assets	(31)	(30)	(93)	(90)
Amortization of prior service credit	(7)	(7)	(21)	(21)
Amortization of net loss	4	6	12	18
Total expense recognized	$ 10	$ 10	$ 30	$ 30

Stock-Based Compensation

During the first quarter of 2008, Edison International granted its 2008 stock-based compensation awards, which included stock options, performance shares, deferred stock units and restricted stock units. Total stock-based compensation expense (reflected in the caption “Other operation and maintenance” on the consolidated statements of income) was $2 million and $5 million for the three months ended September 30, 2008 and 2007, respectively, and was $11 million and $22 million for the nine months ended September 30, 2008 and 2007, respectively. The income tax benefit recognized in the consolidated statements of income was $1 million and $2 million for the three months ended September 30, 2008 and 2007, respectively, and was $5 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively. Total stock-based compensation cost capitalized was less than $1 million and $1 million for the three months ended September 30, 2008 and 2007, respectively, and was $2 million and $4 million for the nine months ended September 30, 2008 and 2007, respectively.

Stock Options

A summary of the status of Edison International stock options issued at SCE is as follows:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Unaudited)
Outstanding at December 31, 2007	6,260,384	$31.21
Granted	1,181,446	$50.01
Expired	(500)	$28.94
Forfeited	(75,472)	$48.67
Exercised	(421,973)	$25.16
Transfer to associate	(296,039)	$38.77
Outstanding at September 30, 2008	6,647,846	$34.12	6.48
Vested and expected to vest at September 30, 2008	6,406,430	$34.03	6.32	$79,183,475
Exercisable at September 30, 2008	3,958,973	$26.60	5.27	$78,348,076

Stock options granted in 2008 do not accrue dividend equivalents.

The amount of cash used to settle stock options exercised was $3 million and $7 million for the three months ended September 30, 2008 and 2007, respectively, and $23 million and $111 million for the nine months ended September 30, 2008 and 2007, respectively. Cash received from options exercised was $2 million and $3 million for the three months ended September 30, 2008 and 2007, respectively, and $11 million and $50 million for the nine months ended September 30, 2008 and 2007, respectively. The estimated tax benefit from options exercised was $1 million and $2 million for the three months ended September 30, 2008 and 2007, respectively, and $5 million and $25 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 5. Commitments and Contingencies

The following is an update to SCE’s commitments and contingencies. See Note 6 of “Notes to Consolidated Financial Statements” included in SCE’s 2007 Annual Report on Form 10-K for a detailed discussion.

Lease Commitments

During the second quarter of 2008, SCE entered into power-purchase contracts which are classified as operating leases. The contract terms range from 10 to 20 years. The delivery of energy under one of these contracts is not expected to commence until 2018. These additional commitments are currently estimated to be: remainder of 2008 – $4 million, 2009 – $14 million, 2010 – $15 million, 2011 – $15 million, 2012 – $15 million and thereafter – $828 million.

During the third quarter of 2008, SCE entered into power-purchase contracts which are classified as capital leases. The contract terms are 20 years. The delivery of energy under these contracts is expected to commence in 2010. These additional commitments are currently estimated to be: 2010 – $32 million, 2011 – $119 million, 2012 – $119 million and thereafter – $2.6 billion. The estimated executory costs and interest expense associated with these additional commitments are $699 million and $988 million, respectively. The total additional estimated net commitments are $1.2 billion.

Other Commitments

During the first nine months of 2008, SCE entered into service contracts associated with uranium enrichment and fuel fabrication. As a result, SCE’s additional fuel supply commitments are estimated to be: 2009 – $51 million, 2010 – $54 million, 2011 – $98 million, 2012 – $146 million and thereafter – $671 million.

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

As of September 30, 2008, SCE’s recorded estimated minimum liability to remediate its 24 identified sites was $47 million, of which $14 million was related to San Onofre. This remediation liability is undiscounted. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $167 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $9 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $32 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $42 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the 12 months ended September 30, 2008 were $32 million.

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

The order also grants a higher return on equity on SCE’s entire transmission rate base in SCE’s next FERC transmission rate case for SCE’s participation in the CAISO. In September 2008, the FERC accepted SCE’s revisions to its Transmission Owner Tariff, with a requested effective date of March 1, 2009 subject to refund and settlement procedures. In addition, the order permits SCE to include in rate base 100% of prudently-incurred capital expenditures during construction, also known as CWIP, of all three projects and 100% recovery of prudently-incurred abandoned plant costs for DPV2 and Tehachapi, if either or both of these projects are cancelled due to factors beyond SCE’s control.

In June 2008, the FERC rejected petitions filed by certain parties, including the CPUC, to address the CAISO higher return and the ROE project adders. In August 2008, the CPUC filed an appeal of the FERC incentives order at the DC Circuit Court of Appeals.

FERC Construction Work in Progress Mechanism

On December 21, 2007, SCE filed a revision to its Transmission Owner Tariff to collect 100% of CWIP in rate base for its Tehachapi, DPV2, and Rancho Vista projects. In the CWIP filing, SCE proposed a rate adjustment ($45 million or a 14.4% increase) to SCE’s currently authorized base transmission revenue requirement to be made effective on March 1, 2008 and later adjusted for amounts actually spent in 2008 through a new balancing account mechanism. The rate adjustment represents actual expenditures from September 1, 2005 through November 30, 2007, projected expenditures from December 1, 2007 through December 31, 2008, and a ROE (which includes the ROE adders approved for Tehachapi, DPV2 and Rancho Vista). The rate adjustment is based on a projection that SCE will spend a total of approximately $244 million, $27 million, and $181 million for Tehachapi, DPV2, and Rancho Vista, respectively, from September 1, 2005 through the end of 2008. The 2008 DPV2 expenditure forecast is limited to projected consulting and legal costs associated with SCE’s continued efforts to obtain regulatory approvals necessary to construct the DPV2 Project. On February 29, 2008, the CWIP filing was approved and SCE implemented the CWIP rate on March 1, 2008, subject to refund on the limited issue of whether SCE’s proposed ROEs are reasonable. On March 28, 2008, the CPUC filed a Petition for Rehearing with the FERC on the FERC’s acceptance of SCE’s proposed ROE for CWIP. Briefs addressing the appropriate ROE were filed by SCE and intervenors in May 2008. In addition, in the order, SCE was directed by

FERC to make a compliance filing to provide greater detail on the costs reflected in CWIP rates for 2008. SCE made the compliance filing on March 31, 2008. On April 21, 2008, the CPUC filed a protest of the compliance filing at FERC and requested an evidentiary hearing to be set to further review the costs. SCE filed a response to the CPUC’s protest on May 6, 2008 arguing that the FERC should deny the CPUC’s request for a further hearing. SCE cannot predict the outcome of the matters in this proceeding.

SCE filed its 2009 update to its CWIP rate adjustment on October 31, 2008. SCE proposed a reduction to its CWIP revenue requirement from $45 million to $39 million to be effective on January 1, 2009.

Investigation Regarding Performance Incentives Rewards

SCE was eligible under the CPUC-approved PBR mechanism to earn rewards or incur penalties based on its performance in comparison to CPUC-approved standards of customer satisfaction, employee safety reporting, and system reliability. SCE conducted investigations into its performance under the PBR mechanism and reported to the CPUC certain findings of misconduct and misreporting related to the first two components of the PBR program. Following SCE’s reporting, the CPUC opened its own investigation of SCE’s activities relative to the PBR mechanism.

CPUC Decision

On September 18, 2008, the CPUC adopted a decision in the first phase of its investigation into SCE’s incentives claimed under the CPUC-approved PBR mechanism that allowed SCE to earn rewards or incur penalties for the period 1997 – 2003 based on its performance in comparison to CPUC-approved standards of customer satisfaction and employee safety reporting. The adopted decision required SCE to refund $28 million and $20 million related to customer satisfaction and employee safety reporting incentives, respectively; and further required SCE to forego claimed incentives of $20 million and $15 million related to customer satisfaction and employee safety reporting, respectively. The decision also required SCE to refund $33 million for employee bonuses and imposed a statutory penalty of $30 million. During the third quarter, SCE recorded a charge of $49 million, after-tax, reflected primarily in “Other nonoperating deductions” in the consolidated statements of income related to this decision.

System Reliability

In light of the problems uncovered with the components of the PBR mechanism discussed above, SCE conducted an investigation into the third PBR standard, system reliability, for the years 1997 – 2003. SCE received $8 million in reliability incentive awards for the period 1997 – 2000 and had applied for a reward of $5 million for 2001. For 2002, SCE’s data indicated that it earned no reward and incurred no penalty. For 2003, based on the application of the PBR mechanism, SCE determined that it would incur a penalty of $3 million and accrued a charge for that amount in 2004. On February 28, 2005, SCE provided its final investigation report to the CPUC concluding that the reliability reporting system was working as intended. System reliability incentives will be addressed in the second phase of the CPUC’s investigation. SCE served its opening testimony in the second phase in September 2007. In that testimony, SCE presented evidence that its PBR system reliability results were valid. The schedule for the second phase of the investigation has been deferred until November 21, 2008. SCE cannot predict the outcome of the second phase but does not expect a material financial statement impact.

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

Four Corners CPUC Emissions Performance Standard Ruling

The CPUC adopted a GHG emission performance standard, effective January 2007. In January 2008, SCE filed a petition with the CPUC seeking clarification that the emission performance standard would not apply to capital expenditures required by existing agreements among the owners at Four Corners. The CPUC issued a proposed decision finding that the emission performance standard was not intended to apply to capital expenditures at Four Corners requested by SCE in its General Rate Case for the period 2007 – 2011. On October 23, 2008, the Assigned Commissioner and Administrative Law Judge issued a ruling withdrawing the proposed decision and seeking additional comment on whether the finding in the proposed decision should be changed and whether SCE should be allowed to recover such capital expenditures. SCE estimates that its share of capital expenditures approved by the owners at Four Corners since the GHG emission performance standard decision was issued in January 2007 is approximately $43 million, of which approximately $8 million had been expended through September 30, 2008. The ruling also directs SCE to explain why certain information was not included in its petition and why the failure to include such information should not be considered misleading in violation of CPUC rules. SCE cannot predict the outcome of this proceeding or estimate the amount, if any, of penalties or disallowances that may be imposed.

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

In April 2004, the D.C. District Court denied SCE’s motion for summary judgment and concluded that a 2003 U.S. Supreme Court decision in an on-going related lawsuit by the Navajo Nation against the U.S. Government did not preclude the Navajo Nation from pursuing its RICO and intentional tort claims. In September 2007, the Federal Circuit reversed a lower court decision on remand in the related lawsuit, finding that the U.S. Government had breached its trust obligation in connection with the setting of the royalty rate for the coal supplied to Mohave. Subsequently, the Federal Circuit denied the U.S. Government’s petition for rehearing. On October 1, 2008, the U.S. Supreme Court granted the U.S. Government’s petition seeking review of the Federal Circuit’s September 2007 decision. A decision from the U.S. Supreme Court is expected in mid-2009.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $12.5 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($300 million). The balance is covered by the industry’s retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site.

Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. Beginning October 29, 2008, the maximum deferred premium for each nuclear incident is approximately $118 million per reactor, but not more than approximately $18 million per reactor may be charged in any one year for each incident. The maximum deferred premium per reactor and the yearly assessment per reactor for each nuclear incident will be adjusted for inflation at least once every five years beginning August 20, 2003. The most recent inflation adjustment took effect on October 29, 2008. Based on its ownership interests, SCE could be required to pay a maximum of approximately $235 million per nuclear incident. However, it would have to pay no more than approximately $35 million per incident in any one year.

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

Palo Verde Nuclear Generating Station Inspections

The NRC held three special inspections of Palo Verde, between March 2005 and February 2007. The combination of the results of the first and third special inspections caused the NRC to undertake an additional oversight inspection of Palo Verde. This additional inspection, known as a supplemental inspection, was completed in December 2007. In addition, Palo Verde was required to take additional corrective actions based on the outcome of completed surveys of its plant personnel and self-assessments of its programs and procedures. The NRC and APS defined and agreed to inspection and survey corrective actions that the NRC embodied in a Confirmatory Action Letter, which was issued in February 2008. APS is presently on track to complete the corrective actions required to close the Confirmatory Action Letter by mid-2009. Palo Verde operation and maintenance costs (including overhead) increased in 2007 by approximately $7 million from 2006. SCE estimates that operation and maintenance costs will increase by approximately $23 million (in 2007 dollars) over the two year period 2008 – 2009, from 2007 recorded costs including overhead costs. SCE is unable to estimate how long SCE will continue to incur these costs. In the 2009 GRC, SCE requested recovery of, and two-way balancing account treatment for, Palo Verde operation and maintenance expenses including costs associated with these corrective actions. If approved, this would provide for recovery of these costs over the three-year GRC cycle.

Procurement of Renewable Resources

California law requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010.

SCE filed its latest compliance report in August 2008. Through the use of flexible compliance rules, SCE demonstrated full compliance for the procurement year 2007 and forecasted full compliance for the procurement years 2008 to 2020. It is unlikely that SCE will have 20% of its annual electricity sales procured from renewable resources by 2010. However, SCE may still meet the 20% target by utilizing the flexible compliance rules. SCE continues to engage in several renewable procurement activities including formal solicitations approved by the CPUC, bilateral negotiations with individual projects and other initiatives.

Under current CPUC decisions, potential penalties for SCE’s inability to achieve its renewable procurement objectives for any year will be considered by the CPUC in the context of the CPUC’s review of SCE’s annual compliance filing. Under the CPUC’s current rules, the maximum penalty for failing to achieve renewable procurement targets is $25 million per year. SCE cannot predict whether it will be assessed penalties.

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

In January 2008, an agreement between SCE and the DWP was executed settling the dispute discussed above. The settlement had been previously approved by the FERC in July 2007. The settlement agreement provides that the DWP will be responsible for line losses and SCE would be responsible for the scheduling coordinator charges. During the fourth quarter of 2007, SCE reversed and recognized in earnings (under the caption “Purchased power” in the consolidated statements of income) $30 million of an accrued liability representing line losses previously collected from the DWP that were subject to refund. As of December 31, 2007, SCE had an accrued liability of approximately $22 million (including $3 million of interest) representing the estimated amount SCE will refund for scheduling coordinator charges previously collected from the DWP. SCE made its first refund payment on February 20, 2008 and the second refund payment was made on February 27, 2008. SCE previously received FERC approval to recover the scheduling coordinator charges from all transmission grid customers through SCE’s transmission rates and on December 11, 2007, the FERC accepted SCE’s proposed transmission rates reflecting the forecast levels of costs associated with the settlement. Upon signing of the agreement in January 2008, SCE recorded a regulatory asset and recognized in earnings the amount of scheduling coordinator charges to be collected through rates. On July 8, 2008, the FERC approved the refund report.

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

Note 6. Supplemental Cash Flows Information

SCE’s supplemental cash flows information is:

	Nine Months Ended September 30,
In millions	2008	2007
	(Unaudited)
Cash payments for interest and taxes:
Interest – net of amounts capitalized	$250	$241
Tax payments	121	14

Noncash investing and financing activities:
Details of obligation under capital lease:
Capital lease asset purchased	$—	$(10)
Capital lease obligation issued	—	10
Dividends declared but not paid:
Common stock	$100	$25
Preferred and preference stock not subject to mandatory redemption	13	8

Note 7. Fair Values Measurements

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price” in SFAS No. 157). SFAS No. 157 clarifies that a fair value measurement for a liability should reflect the entity’s nonperformance risk. In addition, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical asset and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;

•

Level 2 – Pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

SCE’s assets and liabilities carried at fair value primarily consist of derivative contracts, SCE nuclear decommissioning trust investments and money market funds. Derivative contracts primarily relate to power and gas and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded or over-the-counter traded.

The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. SCE’s Level 2 derivatives primarily consist of natural gas swaps and natural gas physical trades for which SCE obtains the applicable Henry Hub and basis forward market prices from the New York Mercantile Exchange.

Level 3 includes the majority of SCE’s derivatives, including over-the-counter options, bilateral contracts, and capacity and QF contracts. The fair value of these SCE derivatives is determined using uncorroborated broker quotes and models which may require SCE to extrapolate short-term observable inputs in order to calculate fair value. Level 3 also includes derivatives that trade infrequently (such as firm transmission rights and CRRs in the California market and over-the-counter derivatives at illiquid locations), derivatives with counterparties that have significant non-performance risks, and long-term power agreements. For illiquid firm transmission rights and CRRs, SCE reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when SCE concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on the hypothetical sale of illiquid positions. For illiquid long-term power agreements, fair value is based upon a discounting of future electricity prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit risk and market liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods. In circumstances where SCE cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, SCE continues to assess valuation methodologies used to determine fair value.

The SCE nuclear decommissioning trust investments include equity securities, U.S. treasury securities and other fixed-income securities. Equity and treasury securities are classified as Level 1 as fair value is determined by observable market prices in active or highly liquid and transparent markets. The remaining fixed-income securities are classified as Level 2. The fair value of these financial instruments is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information.

The following table sets forth financial assets and liabilities that were accounted for at fair value as of September 30, 2008 by level within the fair value hierarchy.

In millions	Level 1	Level 2	Level 3	Netting and Collateral(1)	Total at September 30, 2008
	(Unaudited)
Assets at Fair Value
Money market funds(2)	$1,088	$—	$—	$—	$1,088
Derivative contracts	1	2	135	—	138
Nuclear decommissioning trusts(3)	1,855	999	—	—	2,854
Long-term disability plan	—	9	—	—	9
Total assets(4)	2,944	1,010	135	—	4,089
Liabilities at Fair Value
Derivative contracts	(2)	(98)	(114)	52	(162)
Net assets (liabilities)	$2,942	$912	$21	$52	$3,927
(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

(2)	Included in cash and cash equivalents on SCE’s consolidated balance sheet

(3)	Excludes net assets of $1 million of cash and equivalents, interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases.

(4)	Excludes $32 million of cash surrender value of life insurance investments for deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 derivative contracts, net for the three- and nine- month periods ended September 30, 2008.

In millions	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(Unaudited)
Fair value of derivative contracts, net at beginning of period	$265	$(22)
Total realized/unrealized losses:
Included in earnings	—	—
Included in regulatory assets and liabilities(1)	(264)	(99)
Included in accumulated other comprehensive loss	—	—
Purchases and settlements, net	20	142
Transfers in or out of Level 3	—	—
Fair value of derivative contracts, net at end of period	$21	$21
Change during the period in unrealized losses related to net derivative contracts, held at September 30, 2008(2)	$(180)	$(70)
(1)	$(264) million and $(99) million reported in “Purchased power” expense and due to expected recovery through regulatory mechanisms, are offset in “Provisions for regulatory adjustment clauses – net” on SCE’s consolidated statements of income for the three- and nine-month periods ended September 30, 2008, respectively.

(2)	$(180) million and $(70) million reported in “Purchased power” expense and due to expected recovery through regulatory mechanisms, are offset in “Provisions for regulatory adjustment clauses – net” on SCE’s consolidated statements of income for the three- and nine-month periods ended September 30, 2008, respectively.

Nuclear Decommissioning Trusts

SCE is collecting in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.

Trust investments (at fair value) include:

In millions	Maturity Dates	September 30, 2008	December 31, 2007
	(Unaudited)
Municipal bonds	2008 – 2044	$564	$561
Stocks	–	1,672	1,968
United States government issues	2008 – 2049	318	552
Corporate bonds	2008 – 2047	267	241
Short-term	2008 – 2009	34	56
Total		$2,855	$3,378

Note: Maturity dates as of September 30, 2008.

The following table sets forth a summary of changes in the fair value of the trust for the three- and nine-month periods ended September 30, 2008:

In millions	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

	(Unaudited)
Balance at beginning of period	$3,152	$3,378
Realized losses – net	(7)	(13)
Unrealized losses – net	(240)	(452)
Other-than-temporary impairment	(49)	(121)
Earnings and other	(1)	63
Balance at September 30, 2008	$2,855	$2,855

The decrease in the trust investments was primarily due to net unrealized losses and other-than-temporary impairment resulting from a volatile stock market environment.

Nuclear decommissioning costs are recovered in utility rates. These costs are expected to be funded from independent decommissioning trusts, which effective January 2007, receive contributions of approximately $46 million per year. Contributions to the decommissioning trusts are reviewed every three years by the CPUC. The next filing is in April 2009 for contribution changes in 2010. These contributions are determined based on an analysis of the current value of trusts assets and long-term forecasts of cost escalation, the estimate and timing of decommissioning costs, and after-tax return on trust investments. Favorable or unfavorable investment performance in a period will not change the amount of contributions for that period. However, trust performance for the three years leading up to a CPUC review proceeding will provide input into future contributions. The CPUC has set certain restrictions related to the investments of these trusts. If additional funds are needed for decommissioning, it is probable that the additional funds will be recoverable through customer rates.

Note 8. Regulatory Assets and Liabilities

Regulatory assets included in the consolidated balance sheets are:

In millions	September 30, 2008	December 31, 2007
	(Unaudited)
Current:
Regulatory balancing accounts	$260	$99
Energy derivatives	165	71
Purchased-power settlements	2	8
Deferred firm transmission rights proceeds	24	15
Other	3	4
	454	197
Long-term:
Regulatory balancing accounts	14	15
Flow-through taxes – net	1,319	1,110
Unamortized nuclear investment – net	382	405
Nuclear-related asset retirement obligation investment – net	282	297
Unamortized coal plant investment – net	81	94
Unamortized loss on reacquired debt	315	331
SFAS No. 158 pensions and postretirement benefits	240	231
Energy derivatives	77	70
Environmental remediation	42	64
Other	128	104
	2,880	2,721
Total Regulatory Assets	$3,334	$2,918

Regulatory liabilities included in the consolidated balance sheets are

In millions	September 30, 2008	December 31, 2007
	(Unaudited)
Current:
Regulatory balancing accounts	$1,106	$967
Rate reduction notes – transition cost overcollection	20	20
Energy derivatives	7	10
Deferred firm transmission rights costs	42	19
Other	4	3
	1,179	1,019
Long-term:
Regulatory balancing accounts	10	—
Asset retirement obligations	167	793
Costs of removal	2,319	2,230
SFAS No. 158 pensions and other postretirement benefits	317	308
Energy derivatives	1	27
Employee benefit plans	75	75
	2,889	3,433
Total Regulatory Liabilities	$4,068	$4,452

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

SCE’s consolidated balance sheet captions impacted by VIE activities are presented below:

In millions	Electric Utility	VIEs	Eliminations	SCE
	(Unaudited)
Balance Sheet Items as of September 30, 2008:
Cash and equivalents	$1,138	$118	$—	$1,256
Accounts receivable – net	990	106	(66)	1,030
Inventory	336	16	—	352
Other current assets	79	5	—	84
Nonutility property – net of depreciation	676	291	—	967
Other long-term assets	657	1	—	658
Total assets	29,321	537	(66)	29,792
Accounts payable	836	68	(66)	838
Other current liabilities	679	3	—	682
Asset retirement obligations	2,951	15	—	2,966
Minority interest	—	451	—	451
Total liabilities and shareholders’ equity	$29,321	$537	$(66)	$29,792

Balance Sheet Items as of December 31, 2007:
Cash and equivalents	$142	$110	$—	$252
Accounts receivable – net	684	110	(69)	725
Inventory	265	18	—	283
Other current assets	184	4	—	188
Nonutility property – net of depreciation	700	300	—	1,000
Other long-term assets	627	2	—	629
Total assets	27,002	544	(69)	27,477
Accounts payable	902	81	(69)	914
Other current liabilities	545	3	—	548
Asset retirement obligations	2,862	15	—	2,877
Minority interest	1	445	—	446
Total liabilities and shareholders’ equity	$27,002	$544	$(69)	$27,477

SCE’s consolidated statements of income, by business segment, are presented below:

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)
Income Statement Items for the Three Months Ended September 30, 2008:
Operating revenue	$3,156	$358	$(229)	$3,285
Fuel	173	242	—	415
Purchased power	2,191	—	(229)	1,962
Provisions for regulatory adjustment clauses – net	(737)	—	—	(737)
Other operation and maintenance	697	14	—	711
Depreciation, decommissioning and amortization	203	8	—	211
Property and other taxes	61	—	—	61
Net gain on sale of assets	(1)	—	—	(1)
Total operating expenses	2,587	264	(229)	2,622
Operating income	569	94	—	663
Interest income	2	—	—	2
Other nonoperating income	20	—	—	20
Interest expense – net of amounts capitalized	(104)	—	—	(104)
Other nonoperating deductions	(81)	—	—	(81)
Income tax expense	(158)	—	—	(158)
Minority interest	—	(94)	—	(94)
Net income	$248	$—	$—	$248

Income Statement Items for the Three Months Ended September 30, 2007:
Operating revenue	$3,133	$309	$(228)	$3,214
Fuel	147	163	—	310
Purchased power	1,512	—	(228)	1,284
Provisions for regulatory adjustment clauses – net	(66)	—	—	(66)
Other operation and maintenance	706	20	—	726
Depreciation, decommissioning and amortization	258	9	—	267
Property and other taxes	54	—	—	54
Total operating expenses	2,611	192	(228)	2,575
Operating income	522	117	—	639
Interest income	11	2	—	13
Other nonoperating income	16	13	—	29
Interest expense – net of amounts capitalized	(117)	—	—	(117)
Other nonoperating deductions	(7)	—	—	(7)
Income tax expense	(150)	—	—	(150)
Minority interest	—	(132)	—	(132)
Net income	$275	$—	$—	$275
*	VIE segment revenue includes sales to the electric utility segment, which are eliminated in revenue and purchased power in the consolidated statements of income.

In millions	Electric Utility	VIEs	Eliminations*	SCE
	(Unaudited)
Income Statement Items for the Nine Months Ended September 30, 2008:
Operating revenue	$8,047	$933	$(590)	$8,390
Fuel	480	681	—	1,161
Purchased power	3,701	—	(590)	3,111
Provisions for regulatory adjustment clauses – net	(286)	—	—	(286)
Other operation and maintenance	2,076	69	—	2,145
Depreciation, decommissioning and amortization	724	26	—	750
Property and other taxes	179	—	—	179
Net gain on sale of assets	(9)	—	—	(9)
Total operating expenses	6,865	776	(590)	7,051
Operating income	1,182	157	—	1,339
Interest income	10	2	—	12
Other nonoperating income	67	2	—	69
Interest expense – net of amounts capitalized	(297)	—	—	(297)
Other nonoperating deductions	(114)	—	—	(114)
Income tax expense	(268)	—	—	(268)
Minority interest	—	(161)	—	(161)
Net income	$580	$—	$—	$580

Income Statement Items for the Nine Months Ended September 30, 2007:
Operating revenue	$7,611	$877	$(591)	$7,897
Fuel	368	536	—	904
Purchased power	3,022	—	(591)	2,431
Provisions for regulatory adjustment clauses – net	189	—	—	189
Other operation and maintenance	1,920	68	—	1,988
Depreciation, decommissioning and amortization	786	27	—	813
Property and other taxes	164	—	—	164
Total operating expenses	6,449	631	(591)	6,489
Operating income	1,162	246	—	1,408
Interest income	32	2	—	34
Other nonoperating income	55	13	—	68
Interest expense – net of amounts capitalized	(330)	—	—	(330)
Other nonoperating deductions	(31)	—	—	(31)
Income tax expense	(263)	—	—	(263)
Minority interest	—	(261)	—	(261)
Net income	$625	$—	$—	$625
*	VIE segment revenue includes sales to the electric utility segment, which are eliminated in revenue and purchased power in the consolidated statements of income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This MD&A for the three- and nine-month periods ended September 30, 2008 discusses material changes in the consolidated financial condition, results of operations and other developments of SCE since December 31, 2007, and as compared to the three- and nine-month periods ended September 30, 2007. This discussion presumes that the reader has read or has access to SCE’s MD&A for the calendar year 2007 (the year-ended 2007 MD&A), which was included in SCE’s 2007 annual report to shareholders and incorporated by reference into SCE’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect SCE’s current expectations and projections about future events based on SCE’s knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words “expects,” “believes,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “probable,” “may,” “will,” “could,” “would,” “should,” and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE or its subsidiaries, include, but are not limited to:

•

the cost of capital and the ability to borrow funds and access to capital markets on favorable terms, particularly in light of current credit conditions in the capital markets and uncertainty over the global economic outlook;

•	the availability and creditworthiness of counterparties to enter into hedge transactions to reduce market price risk;

•	the ability to procure sufficient resources to meet expected customer needs in the event of significant counterparty defaults under power-purchase agreements;

•	changes in the fair value of investments and other assets;

•	the ability of SCE to recover its costs in a timely manner from its customers through regulated rates;

•	decisions and other actions by the CPUC, the FERC and other regulatory authorities and delays in regulatory actions;

•	market risks affecting SCE’s energy procurement activities;

•	changes in interest rates, rates of inflation beyond those rates which may be adjusted from year to year by public utility regulators, and foreign exchange rates;

•	governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market;

•	environmental laws and regulations, both at the state and federal levels, that could require additional expenditures or otherwise affect the cost and manner of doing business;

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

CURRENT DEVELOPMENTS

This section is intended to be a summary of those current developments that management believes are most important. This section is not intended to be an all-inclusive list of all current developments related to each principal business segment and should be read together with all sections of this MD&A.

Financial Markets and Economic Conditions

Global financial markets are experiencing severe credit tightening and a significant increase in volatility, causing access to capital markets to become subject to increased uncertainty and borrowing costs to rise dramatically. In response, U.S. and foreign governments and Central Banks have intervened with programs designed to increase liquidity.

SCE is a capital intensive business and depends on access to the financial markets to fund capital expenditures, meet contractual obligations and support margin and collateral requirements. SCE has significant planned capital expenditures to replace and expand its distribution and transmission infrastructure, and to construct and replace generation assets. See “Liquidity” and “Commitments and Indemnities” for further discussion.

Due to the instability of the financial markets, and to provide protection against a dramatic liquidity crisis, in September 2008 SCE borrowed under the credit facility a total of $958 million, although there was no immediate need for such funds. The proceeds from these borrowings were invested in U.S. treasury securities and U.S. treasury and government agency money market funds. As of September 30, 2008, SCE had $1.89 billion of available liquidity made up of $1.26 billion of cash and short-term investments ($118 million of which was held by SCE’s consolidated VIEs), as well as $628 million available under the credit facility. In addition, in October 2008, SCE issued $500 million of 5.75% first and refunding mortgage bonds due in 2014. The bond proceeds further augmented SCE’s cash position. SCE does not have any material debt obligations that mature until 2014. See “Liquidity” for further discussion.

While the capital markets are expected to recover over time, it is uncertain how long before a recovery occurs. The level of future growth for SCE will largely be dependent on the outcome of SCE’s 2009 GRC (see “Liquidity—Capital Expenditures” and “Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding”). Also, SCE relies on power-purchase contracts to meet its resource requirements. The financial crisis may adversely affect the ability of counterparties to access the capital markets, as needed, to perform under contracts upon which SCE will rely to meet new generation and RPS requirements. Additionally, if counterparties fail to deliver under power-purchase contracts, SCE would be exposed to potentially volatile spot markets for buying replacement power, but would expect to recover any additional costs through regulatory mechanisms. The volatile market conditions have also affected the value of trusts established at SCE to fund future long-term pension, other postretirement benefits, and nuclear decommissioning obligations. The market decline has eroded the funded status of these plans and unless the market recovers, will result in increased future expense and higher funding levels. SCE currently recovers and expects to continue to recover its pension, other postretirement benefits, and decommissioning costs, through customer rates and therefore funded cost increases are not expected to impact earnings, but may impact the timing of cash flows (see “Liquidity” and “Other Developments” for further discussion).

Long-term disruption in the capital markets could adversely affect SCE’s business plans and potentially impact SCE’s financial position.

Bankruptcy of Lehman Brothers Holdings and Subsidiaries

On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman Brothers Holdings, Lehman Brothers Bank, FSB is one of the lenders in SCE’s credit agreement representing a total commitment of $106 million. In September 2008, Lehman Brothers Bank, FSB declined requests for funding under SCE’s credit agreement.

Federal and State Income Taxes

Edison International is currently engaged in settlement negotiations with the IRS to reach a Global Settlement, which, if consummated, would resolve outstanding tax disputes for all Edison International subsidiaries, including SCE, for open tax years 1986 through 2002, including certain affirmative claims for unrecognized tax benefits. See “Southern California Edison Company Notes to Consolidated Financial Statements—Note 3. Income Taxes.” These negotiations have progressed to the point where Edison International and the IRS have reached nonbinding, preliminary understandings on the material principles for resolution of all issues included in the Global Settlement. Final resolution of such disputes, as part of the Global Settlement, is subject to reaching definitive agreements on final terms and calculations, mutually satisfactory documentation, and review of all or a portion of the Global Settlement by the Staff of the Joint Committee on Taxation, a committee of the United States Congress (the “Joint Committee”). While not assured, Edison International believes that the Global Settlement will be submitted or substantially ready to be submitted to the Joint Committee during the fourth quarter of 2008. See “Other Developments—Federal and State Income Taxes” for further information.

Investigation Regarding Performance Incentives Rewards CPUC Decision

On September 18, 2008, the CPUC adopted a decision in its investigation into SCE’s incentives claimed under a CPUC-approved PBR mechanism that allowed SCE to earn rewards or incur penalties for the period 1997 – 2003 based on its performance in comparison to CPUC-approved standards of customer satisfaction and employee safety reporting. The adopted decision required refunds or to forego incentives of $48 million and $35 million related to previous customer satisfaction and employee safety reporting incentives, respectively. The decision also required SCE to refund $33 million for employee bonuses and imposed a statutory penalty of $30 million. During the third quarter, SCE recorded a charge of $49 million, after-tax reflected primarily in “Other nonoperating deductions” in the consolidated statements of income related to this decision. See “Regulatory Matters—Current Regulatory Developments—Investigations Regarding Performance Incentives Rewards” for further discussion.

2009 General Rate Case Proceeding

SCE filed its GRC application requesting a 2009 base rate revenue requirement of $5.16 billion. After considering the effects of sales growth and other offsets, SCE’s request would be a $695 million increase over current authorized base rate revenue. On April 15, 2008, the DRA recommended that SCE’s 2009 base rate revenue requirement be increased by approximately $19 million, $676 million less than SCE’s revised request, mainly due to reductions in capital-related costs, operating and maintenance expense, administrative and general expense, and other miscellaneous proposed reductions. Testimony submitted by TURN, another intervenor, sought to reduce SCE’s 2009 request by an additional $195 million over the DRA proposed adjustments, mainly due to reduced depreciation expense. In September 2008, SCE submitted updated testimony, limited to changes in the escalation rate forecast and known changes due to governmental action which increased the requested 2009 base rate revenue requirement to $5.21 billion, an increase of $739 million over current authorized base rate revenue. See “Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding” for further discussion. A final decision is expected prior to year-end 2008.

2009 FERC Rate Case

In September 2008, the FERC accepted SCE’s revisions to its Transmission Owner Tariff, effective on March 1, 2009, subject to refund and settlement procedures. The revisions reflected changes to SCE’s transmission revenue requirement and transmission rates for customers taking service over SCE’s transmission facilities.

SCE requested a $129 million increase in its retail transmission revenue requirements (or a 39% increase over the current retail transmission revenue requirement). The requested increase amounts to a 1.2% system average rate increase due to an increase in transmission capital-related costs and increases in transmission operating and maintenance expenses that SCE expects to incur in 2009 to maintain grid reliability. The transmission revenue requirement is based on an overall return on equity of 12.7%, which is composed of a 12.0% base ROE and 0.7% in transmission incentives previously approved by the FERC (see “Regulatory Matters—Current Regulatory Developments—FERC Construction Work in Progress Mechanism” for further information). As discussed in “Liquidity—Capital Expenditures,” SCE has significant planned expenditures to replace and expand its transmission infrastructure.

Solar Photovoltaic Program

On March 27, 2008, SCE filed an application with the CPUC to implement its Solar Photovoltaic (PV) Program to develop up to 250 MW of utility-owned Solar PV generating facilities ranging in size from 1 to 2 MW each. Targeted at commercial and industrial rooftop space in SCE’s service territory, SCE’s program will use rooftop space from entities that would not otherwise be typical candidates for the net energy metering tariff, which allows customers to offset their usage with electricity generated at their own facilities. SCE proposes to develop these projects at a rate of approximately 50 MW per year at an average cost of $3.50/watt. The estimated base case capital cost for the Solar PV Program is $875 million (2008 dollars) over the period of the program

(2008–2013). SCE proposes a reasonableness threshold of $963 million in nominal dollars. Subject to CPUC approval, the capital expenditures will be eligible to be included in SCE’s earning asset base if the actual costs of the program are equal to or lower than the reasonableness threshold amount. SCE also proposes to apply the CPUC-approved 100 basis point incentive adder to SCE’s allowed rate of return on rate base on the project as allowed by the CPUC decision for qualifying utility-owned renewable energy generation facilities. In September 2008, the CPUC granted SCE’s request to track costs spent on projects up to $25 million incurred prior to the receipt of the CPUC’s final decision in a memorandum account for potential future recovery. SCE expects to continue to move forward with projects in advance of the final CPUC decision subject to the authorized tracking account mechanism. In September 2008, several parties filed testimony opposing SCE’s Solar PV program application. Evidentiary hearings are scheduled for November 2008 and a final decision for March 2009. SCE cannot predict the final outcome of this proceeding.

Enterprise-Wide Software System Project

On July 1, 2008, SCE implemented SAP’s Enterprise Resource Planning system for financial, supply chain, and certain work management modules at SCE. In addition, SCE also implemented the human resources module including payroll and timekeeping. SCE expects to implement additional SAP modules in the future.

LIQUIDITY

Overview

In light of current market conditions, SCE borrowed against its credit facility in September 2008 and issued bonds in October 2008 to ensure the availability of funds to meet its future cash requirements. The proceeds were invested in U.S. treasury bills and U.S. treasury and government agency money market funds. As of September 30, 2008, SCE had cash and equivalents of $1.26 billion ($118 million of which was held by SCE’s consolidated VIEs).

On March 12, 2008, SCE amended its existing $2.5 billion credit facility, extending the maturity to February 2013 while retaining existing borrowing costs as specified in the facility. The amendment also provides four extension options which, if all exercised, and agreed to by lenders, will result in a final termination in February 2017.

The following table summarizes the status of the SCE credit facility at September 30, 2008:

In millions
Commitment	$2,500
Less: Unfunded commitment from Lehman Brothers subsidiary	(81)
2,419
Outstanding borrowings	(1,558)
Outstanding letters of credit	(233)
Amount available	$628

On September 15, 2008, Lehman Brothers Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman Brothers Holdings, Lehman Brothers Bank, FSB is one of the lenders in SCE’s credit agreement representing a total commitment of $106 million. In September 2008, Lehman Brothers Bank, FSB declined requests for funding of the most recent borrowings, or approximately $42 million.

As of September 30, 2008, SCE’s long-term debt, including current maturities of long-term debt, was $5.86 billion. In October 2008, SCE issued $500 million of 5.75% first and refunding mortgage bonds due in 2014.

SCE’s estimated cash outflows during the 12-month period following September 30, 2008 are expected to consist of:

•

Projected capital expenditures primarily to replace and expand distribution and transmission infrastructure and construct and replace major components of generation assets (see “—Capital Expenditures” below);

•

Dividend payments to SCE’s parent company. The Board of Directors of SCE declared a $25 million dividend to Edison International which was paid in January 2008 and three $100 million dividends which were paid in April 2008, July 2008, and October 2008, respectively;

•	Fuel and procurement-related costs (see “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings”);

•	Maturity and interest payments on short- and long-term debt outstanding;

•	General operating expenses; and

•	Pension and PBOP trust contributions (see “—Pension and PBOP trusts” below).

As discussed above, SCE has increased its cash position and expects to meet its continuing obligations, including cash outflows for operating expenses and power-procurement, through cash and equivalents on hand and operating cash flows. Projected capital expenditures are also expected to be financed through cash and cash equivalents on hand and operating cash flows and incremental capital market financings of long-term debt and preferred equity. SCE expects that it would also be able to draw on the remaining availability of its credit facility and access capital markets if additional funding and liquidity is necessary to meet the estimated capital requirements but given current market developments there can be no assurance.

On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 (2008 Stimulus Act). The 2008 Stimulus Act includes a provision that provides accelerated bonus depreciation for certain capital expenditures incurred during 2008. SCE expects that certain capital expenditures incurred by SCE during 2008 will qualify for this accelerated bonus depreciation, which would provide additional cash flow benefits estimated to be approximately $175 million for 2008. Any cash flow benefits resulting from this accelerated depreciation should be timing in nature and therefore should result in a higher level of accumulated deferred income taxes reflected on SCE’s consolidated balance sheets. Timing benefits related to deferred taxes will be incorporated into future ratemaking proceedings, impacting future period cash flow and rate base.

SCE’s liquidity may be affected by, among other things, matters described in “Regulatory Matters” and “Commitments and Indemnities.”

Capital Expenditures

As discussed under the heading “Liquidity—Capital Expenditures” in the year-ended 2007 MD&A, SCE has significant planned capital expenditures to replace and expand its distribution and transmission infrastructure, and to construct and replace generation assets. SCE’s 2008 through 2012 capital forecast includes total expenditures of up to $19.9 billion, including capital investments for SCE’s Solar PV Program. Certain of these expenditures are subject to regulatory approvals. During the three- and nine-month periods ended September 30, 2008, SCE’s capital expenditures were $383 million and $1.55 billion, respectively, compared to a forecast of $2.1 billion for the nine months ended September 30, 2008. SCE’s 2008 capital expenditures are likely to be less than the forecast for 2008, primarily due to delays in transmission investments. SCE expects to update its 5-year capital forecast after receiving a final decision in its 2009 GRC. The developments in the financial markets, regulatory decisions, and the economic conditions in the U.S. may alter SCE’s capital expenditures plan. See “Current Developments—Financial Markets and Economic Conditions” for further discussion.

Pension and PBOP Trusts

Volatile market conditions have affected the value of SCE’s trusts established to fund its future long-term pension benefits and other postretirement benefits. The market value of the investments within the pension and

PBOP plan trusts declined 22% and 21%, respectively, during the nine months ended September 30, 2008. These benefit plan assets and related obligations are remeasured annually using a December 31 measurement date. Unless the market recovers, reductions in the value of plan assets will result in: increased future expense; a change in the pension plan funding status from overfunded to underfunded; an increase in the PBOP plan underfunded status; and increased future contributions. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with SFAS No. 158. Due to SCE’s regulatory recovery treatment, the recognition of the funded status is offset by regulatory liabilities and assets. In the 2009 GRC, SCE requested recovery of and continued balancing account treatment for amounts contributed to these trusts (see “Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding” for further discussion). The Pension Protection Act of 2006 establishes new minimum funding standards and prohibits plans underfunded by more than 20% from providing lump sum distributions and adopting amendments that increase plan liabilities.

Credit Ratings

At September 30, 2008, SCE’s credit ratings were as follows:

	Moody’s Rating	S&P Rating	Fitch Rating
Long-term senior secured debt	A2	A	A+
Short-term (commercial paper)	P-2	A-2	F-1

SCE credit ratings have remained consistent with the ratings that existed at year-end 2007. SCE cannot provide assurance that its current credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be changed. These credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

Dividend Restrictions and Debt Covenants

The CPUC regulates SCE’s capital structure and limits the dividends it may pay Edison International. In SCE’s most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. At September 30, 2008, SCE determined compliance with this capital structure based on a 13-month weighted-average calculation. At September 30, 2008, SCE’s 13-month weighted-average common equity component of total capitalization was 50.6% resulting in the capacity to pay $333 million in additional dividends.

SCE has a debt covenant in its credit facility that requires a debt to total capitalization ratio of less than or equal to 0.65 to 1 to be met. At September 30, 2008, SCE’s debt to total capitalization ratio was 0.50 to 1.

Margin and Collateral Deposits

SCE has entered into certain margining agreements for power and natural gas trading activities in support of its procurement plan as approved by the CPUC. SCE’s margin deposit requirements under these agreements can vary depending upon the level of unsecured credit extended by counterparties and brokers, changes in market prices relative to contractual commitments, and other factors. Future collateral requirements may be higher (or lower) than collateral requirements at September 30, 2008, due to the addition of incremental power and energy procurement contracts with margining agreements, if any, and the impact of changes in wholesale power and natural gas prices on SCE’s contractual obligations.

Certain requirements to post cash and/or collateral (primarily for changes in fair value and accounts payables on delivered energy transactions) are triggered if SCE’s credit ratings were downgraded to below investment grade.

In millions
Collateral posted as of September 30, 2008(1)	$295
Incremental collateral requirements resulting from a downgrade of SCE’s credit rating to below investment grade	282
Total posted and potential collateral requirements(2)	$577

(1)	Collateral posted consisted of $52 million which were offset against net derivative liabilities in accordance with the implementation of FIN 39-1, and $243 million provided to counterparties and other brokers (consisting of $10 million in cash reflected in “Margin and collateral deposits” on the consolidated balance sheets and $233 million in letters of credit).

(2)	Total posted and potential collateral requirements may increase by an additional $183 million, based on SCE’s forward position as of September 30, 2008, due to adverse market price movements over the remaining life of the existing contracts using a 95% confidence level.

SCE’s incremental collateral requirements are expected to be met from liquidity available from cash on hand of $1.26 billion at September 30, 2008, and available capacity of $628 million under SCE’s $2.5 billion credit facility, discussed above.

REGULATORY MATTERS

Current Regulatory Developments

This section of the MD&A describes significant regulatory issues that may impact SCE’s consolidated financial condition or results of operations.

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

2009 General Rate Case Proceeding

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding” in the year-ended 2007 MD&A, SCE filed its GRC application on November 19, 2007. The application requested a 2009 base rate revenue requirement of $5.2 billion. Hearings and briefings were completed by August 2008. At the end of the hearings, SCE agreed to several adjustments to its request and revised its forecasts to reflect lower customer growth and meter connections due to the economic downturn in southern California. SCE’s revised request for 2009 was $5.16 billion. In September 2008, SCE filed updated testimony which was limited to changes in the escalation rate forecast and known changes due to governmental action that increased SCE’s request for 2009 to $5.21 billion. After considering the effects of sales growth and other offsets, SCE’s revised request would be a $739 million increase over current authorized base rate revenue. If the CPUC approves these requested increases and allocates them to ratepayer groups on a system average percentage change basis, the percentage increases over current base rates and total rates are estimated to be 16.54% and 6.33%, respectively. The revised request would result in 2010 and 2011 base rate revenue requirement increases, net of sales growth, of $211 million and $256 million, respectively. As a result of SCE’s post-hearing revised request, the DRA’s recommended increase of approximately $19 million, which was submitted on April 15, 2008, represented a difference of $676 million from SCE’s post-hearing revised base rate revenue. The $676 million difference is mainly due to reductions proposed by DRA including: a reduction in capital-related costs of approximately $186 million, which includes recommended changes in methods for calculating depreciation expense; a reduction in operating and maintenance expense of approximately $286 million; a reduction in administrative and general expense of approximately $192 million mainly related to a reduction in pension and benefits, the elimination of results sharing as well as a reduction in long-term incentives and other executive compensation; and other miscellaneous proposed reductions. Additionally, as a result of SCE’s post-hearing revised request, TURN’s recommendation sought to reduce SCE’s post-hearing revised 2009 request by an additional $195 million over the DRA adjustments, primarily due to a further reduction in depreciation expenses.

SCE cannot predict the revenue requirement the CPUC will ultimately authorize or precisely when a final decision will be adopted, although a final decision is expected prior to year-end.

2008 Cost of Capital Proceeding

On December 21, 2007, the CPUC granted SCE’s requested rate-making capital structure of 43% long-term debt, 9% preferred equity and 48% common equity for 2008. The CPUC also authorized SCE’s 2008 cost of long-term debt of 6.22%, cost of preferred equity of 6.01% and a return on common equity of 11.5%. The impact of this Phase I decision resulted in a $7 million decrease in SCE’s 2008 annual revenue requirement. On May 29, 2008, the CPUC issued a final decision on Phase II of the proceeding, replacing the former annual cost of capital application with a multi-year mechanism, which would not require a new cost of capital application to be filed until April 2010. The decision also adopted a trigger mechanism which provides for an automatic adjustment to return on equity and embedded costs of long-term debt and preferred equity during the intervening years between the cost of capital filings if certain thresholds are reached. At the end of September 2008, the trigger threshold was not reached for an automatic adjustment to the 2008 authorized return on equity and embedded costs of long-term debt and preferred equity for 2009. SCE’s next adjustment opportunity will occur at the end of September 2009, effective for 2010. As a result, depending on financial market conditions, SCE is exposed to financing costs that are above SCE’s authorized rates of 6.22% and 6.01% for new long-term debt and preferred equity financings, respectively, during 2009 which could impact earnings.

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

Under this mechanism, the timing and amount of claims is linked to the completion of CPUC reports including a verification report on all SCE energy savings estimates, customer benefits, and cost estimates. The first progress payment, for SCE’s 2006-2007 energy efficiency portfolio performance, was to be filed in September 2008. SCE was not able to file its request for the first progress payment as a result of a delay in the CPUC’s verification report, which is now expected in January 2009.

In July 2008, the Natural Resources Defense Council filed a request with the CPUC for an alternative dispute resolution process to address the first progress payment. While SCE committed to participation in the process, the alternate dispute resolution process has not led to a timely result for the first progress payment.

As another alternate means to receive the first progress payment, SCE and the other California investor-owned utilities filed a petition with the CPUC in August 2008. On November 4, 2008, the CPUC issued a proposed decision and an alternate proposed decision on the utilities’ petition.

The proposed decision denies the utilities’ petition and, if adopted, would result in the current process for earnings to continue without alteration. As a result, SCE’s first progress payment for 2006 – 2007 energy efficiency portfolio performance would be based on the CPUC verification report using updated cost effectiveness metrics. The CPUC verification report may result in further reductions to SCE’s projected saving and earnings amounts, beyond what was taken into account when calculating its first progress payment in the range of $41 million to $49 million.

The alternate proposed decision, if adopted, would approve SCE’s first progress payment for SCE’s 2006 – 2007 energy efficiency portfolio performances based on total earnings of $71 million, using SCE’s quarterly savings reports rather than the CPUC verification report. However, the holdback percentage would be increased from the currently approved 35% to 50%, resulting in a first progress payment of $35 million (rather than $46 million, as requested in the petition) which would be recognized upon final approval of the alternate proposed decision. Future progress payments would be based on CPUC verification reports. If the CPUC’s verification report is again delayed in 2009, the CPUC may approve a second interim payment based upon SCE’s saving reports, subject to another review of the progress payment holdback percentage.

SCE expects a final decision on the utilities petition in December 2008. Actual earnings may differ from SCE’s previous projections and there is no assurance of earnings in any given year.

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

The order also grants a higher return on equity on SCE’s entire transmission rate base in SCE’s next FERC transmission rate case for SCE’s participation in the CAISO. In September 2008, the FERC accepted SCE’s revisions to its Transmission Owner Tariff, with a requested effective date of March 1, 2009 subject to refund and settlement procedures. In addition, the order permits SCE to include in rate base 100% of prudently-incurred capital expenditures during construction, also known as CWIP, of all three projects and 100% recovery of prudently-incurred abandoned plant costs for DPV2 and Tehachapi, if either or both of these projects are cancelled due to factors beyond SCE’s control.

In June 2008, the FERC rejected petitions filed by certain parties, including the CPUC, to address the CAISO higher return and the ROE project adders. In August 2008, the CPUC filed an appeal of the FERC incentives order at the DC Circuit Court of Appeals.

FERC Construction Work in Progress Mechanism

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—FERC Construction Work in Progress Mechanism” in the year-ended 2007 MD&A and “—FERC Transmission Incentives” above, on December 21, 2007, SCE filed a revision to its Transmission Owner Tariff to collect 100% of CWIP in rate base for its Tehachapi, DPV2, and Rancho Vista projects. In the CWIP filing, SCE proposed a rate adjustment ($45 million or a 14.4% increase) to SCE’s currently authorized base transmission revenue requirement to be made effective on March 1, 2008 and later adjusted for amounts actually spent in 2008 through a new balancing account mechanism. The rate adjustment represents actual expenditures from September 1, 2005 through November 30, 2007, projected expenditures from December 1, 2007 through December 31, 2008, and a ROE (which includes the ROE adders approved for Tehachapi, DPV2 and Rancho Vista). The rate adjustment is based on a projection that SCE will spend a total of approximately $244 million, $27 million, and $181 million for Tehachapi, DPV2, and Rancho Vista, respectively, from September 1, 2005 through the end of 2008. The 2008 DPV2 expenditure forecast is limited to projected consulting and legal costs associated with SCE’s continued efforts to obtain regulatory approvals necessary to construct the DPV2 Project. On February 29, 2008, the CWIP filing was approved and SCE implemented the CWIP rate on March 1, 2008, subject to refund on the limited issue of whether SCE’s proposed ROEs are reasonable. On March 28, 2008, the CPUC filed a petition for rehearing with the FERC on the FERC’s acceptance of SCE’s proposed ROE for CWIP. Briefs addressing the appropriate ROE were filed by SCE and intervenors in May 2008. In addition, in the order, SCE was directed by FERC to make a compliance filing to provide greater detail on the costs reflected in CWIP rates for 2008. SCE made the compliance filing on March 31, 2008. On April 21, 2008, the CPUC filed a protest of the compliance filing at FERC and requested an evidentiary hearing to be set to further review the costs. SCE filed a response to the CPUC’s protest on May 6, 2008 arguing that the FERC should deny the CPUC’s request for a further hearing. SCE cannot predict the outcome of the matters in this proceeding.

SCE filed its 2009 update to its CWIP rate adjustment on October 31, 2008. SCE proposed a reduction to its CWIP revenue requirement from $45 million to $39 million to be effective on January 1, 2009.

Energy Resource Recovery Account Proceedings

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings” in the year-ended 2007 MD&A, the ERRA is the balancing account mechanism to track and recover SCE’s fuel and procurement-related costs. At September 30, 2008, the ERRA was under-collected by $181 million, which was 3.4% of SCE’s prior year’s generation revenue. The CPUC has established a “trigger” mechanism, whereby, SCE must file an application in which it can request an emergency rate adjustment if the ERRA under-collection exceeds 5% of SCE’s prior year generation revenue (base generation and procurement costs). If SCE files an ERRA trigger application in the fourth quarter of 2008, it is anticipated that the associated rate increase would be implemented during the first quarter of 2009.

2009 ERRA Forecast

In September 2008, SCE filed its 2009 ERRA forecast application estimating its 2009 ERRA revenue requirement to be $4.69 billion, an increase of $984 million over SCE’s adopted 2008 ERRA revenue requirement. However, for rate-making purposes, SCE proposed to only increase rates by $342 million to remove the 2007 ERRA over-collected balance reflected as a reduction to current rates. Based on lower forecasts of natural gas prices in 2009, among other things, SCE expects to revise its 2009 ERRA forecast downward.

To the extent the under-collection exceeds 5% of SCE’s prior year’s generation revenue, as discussed in the year-ended 2007 MD&A under the heading, “Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings,” SCE expects to use the ERRA balancing account trigger mechanism to recover incremental actual under-collections, if any, that may occur.

Peaker Plant Generation Projects

As discussed under the heading “Regulatory Matters—Current Regulatory Developments—Peaker Plant Generation Projects” in the year-ended 2007 MD&A, in response to a CPUC order, SCE constructed four of the five combustion turbine peaker plants, four of which were placed online in August 2007 to help meet peak customer demands and other system requirements. SCE anticipates submitting updated testimony in connection with its December 2007 cost recovery application to revise the total recorded costs as of late 2008, for the first four peaker plants, to approximately $263 million with additional projected costs for those peaker plants of approximately $1 million. In its cost recovery application, SCE proposed to continue tracking the capital costs of the fifth peaker plant according to the interim cost tracking mechanism that was previously approved by the CPUC for all five peaker projects while they were in construction. Additionally, SCE proposed to file a separate cost recovery application for the fifth peaker after it is installed or its final disposition is otherwise determined (see below for further discussion on the status of the fifth peaker plant). As of September 30, 2008, SCE has incurred capital costs of approximately $39 million for the fifth peaker. Several parties have filed protests or other filings in response to SCE’s cost recovery application. SCE expects to fully recover its costs from these projects, but cannot predict the outcome of regulatory proceedings. SCE expects a CPUC decision on its cost recovery application in 2009.

SCE has continued to pursue the construction of the fifth peaker plant. The required development permit was denied by the City of Oxnard in July 2007 and SCE appealed the denial to the California Coastal Commission. The Commission heard SCE’s appeal on August 6, 2008, but did not reach a final decision. The SCE expects the matter to be heard again by April 2009.

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

SCE filed its latest compliance report in August 2008. Through the use of flexible compliance rules, SCE demonstrated full compliance for the procurement year 2007 and forecasted full compliance for the procurement years 2008 to 2020. It is unlikely that SCE will have 20% of its annual electricity sales procured from renewable resources by 2010. However, SCE may still meet the 20% target by utilizing the flexible compliance rules. SCE continues to engage in several renewable procurement activities including formal solicitations approved by the CPUC, bilateral negotiations with individual projects and other initiatives.

Under current CPUC decisions, potential penalties for SCE’s inability to achieve its renewable procurement objectives for any year will be considered by the CPUC in the context of the CPUC’s review of SCE’s annual compliance filing. Under the CPUC’s current rules, the maximum penalty for failing to achieve renewable procurement targets is $25 million per year. SCE cannot predict whether it will be assessed penalties.

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

In November 2005, SCE and other parties entered into a settlement agreement with Enron Corporation and a number of its affiliates, most of which are debtors in Chapter 11 bankruptcy proceedings pending in New York. In the second quarter of 2008 and in October 2008, SCE received distributions of approximately $25 million and

$5 million, respectively, on its allowed bankruptcy claim. SCE has been advised that the Enron estate expects to conclude its liquidation in November of this year and therefore the amount or timing of additional distributions, if any, is uncertain.

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

Investigation Regarding Performance Incentives Rewards

SCE was eligible under the CPUC-approved PBR mechanism to earn rewards or incur penalties based on its performance in comparison to CPUC-approved standards of customer satisfaction, employee safety reporting, and system reliability. SCE conducted investigations into its performance under the PBR mechanism and reported to the CPUC certain findings of misconduct and misreporting related to the first two components of the PBR program. Following SCE’s reporting, the CPUC opened its own investigation of SCE’s activities relative to the PBR mechanism.

CPUC Decision

On September 18, 2008, the CPUC adopted a decision in the first phase of its investigation into SCE’s incentives claimed under the CPUC-approved PBR mechanism that allowed SCE to earn rewards or incur penalties for the period 1997 – 2003 based on its performance in comparison to CPUC-approved standards of customer satisfaction and employee safety reporting. The adopted decision required SCE to refund $28 million and $20 million related to customer satisfaction and employee safety reporting incentives, respectively; and further required SCE to forego claimed incentives of $20 million and $15 million related to customer satisfaction and employee safety reporting, respectively. The decision also required SCE to refund $33 million for employee bonuses and imposed a statutory penalty of $30 million. During the third quarter, SCE recorded a charge of $49 million, after-tax, reflected primarily in “Other nonoperating deductions” in the consolidated statements of income related to this decision.

System Reliability

In light of the problems uncovered with the components of the PBR mechanism discussed above, SCE conducted an investigation into the third PBR standard, system reliability, for the years 1997 – 2003. SCE received $8 million in reliability incentive awards for the period 1997 – 2000 and had applied for a reward of $5 million for 2001. For 2002, SCE’s data indicated that it earned no reward and incurred no penalty. For 2003, based on the application of the PBR mechanism, SCE determined that it would incur a penalty of $3 million and accrued a charge for that amount in 2004. On February 28, 2005, SCE provided its final investigation report to the CPUC concluding that the reliability reporting system was working as intended. System reliability incentives will be addressed in the second phase of the CPUC’s investigation. SCE served its opening testimony in the second phase in September 2007. In that testimony, SCE presented evidence that its PBR system reliability results were valid. The schedule for the second phase of the investigation has been deferred until November 21, 2008. SCE cannot predict the outcome of the second phase but does not expect a material financial statement impact.

Market Redesign and Technology Upgrade

As discussed under the heading “Regulatory Matters—Market Redesign and Technology Upgrade” in the year ended 2007 MD&A, in early 2006, the ISO began a program to redesign and upgrade the wholesale energy market across ISO’s controlled grid, known as the MRTU. The programs under the MRTU initiative are designed to implement market improvements to assure grid reliability, more efficient and cost-effective use of resources, and to create technology upgrades that would strengthen the entire ISO computer system. The CAISO has announced an implementation date of February 1, 2009, and expects to file a readiness application with the FERC in December 2008.

OTHER DEVELOPMENTS

Edison SmartConnect™

SCE’s Edison SmartConnect™ project involves installing state-of-the-art “smart” meters in approximately 5.3 million households and small businesses through its service territory. The development of this advanced metering infrastructure is expected to be accomplished in three phases: the initial design phase to develop the new generation of advanced metering systems (Phase I), which was completed in 2006; the pre-deployment phase (Phase II) to field test and select Edison SmartConnect™ technologies, select the deployment vendor and finalize the Edison SmartConnect™ business case for full deployment, which was conducted during 2007; and the final deployment phase (Phase III), to deploy meters to all residential and small business customers under 200 kilowatts over a five-year period. SCE began deployment activities in 2008, expects to begin deployment of meters in 2009, and anticipates completion of the deployment in 2012. The total cost for this project, including Phase II pre-deployment, is estimated to be $1.7 billion of which $1.25 billion is estimated to be capitalized and included in utility rate base. The remaining book value for SCE’s existing meters at September 30, 2008 is $396 million. SCE expects to recover the remaining book value of the existing meters over their remaining lives through its 2009 GRC application.

On July 26, 2007, the CPUC approved $45 million for Phase II of this project. The Phase II work was completed in December 2007. SCE filed its Phase III application on July 31, 2007, requesting CPUC authorization to deploy Edison SmartConnect™. In March 2008, SCE reached a full settlement of the Phase III issues with the DRA, and requested CPUC approval of the settlement. In September 2008, the CPUC approved the settlement, authorizing SCE to recover $1.63 billion in ratepayer funding for the Phase III deployment of Edison SmartConnect™.

Environmental Matters

SCE is subject to numerous federal and state environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. SCE believes that it is in substantial compliance with existing environmental regulatory requirements.

SCE power plants, in particular its coal-fired plants, may be affected by recent developments in federal and state environmental laws and regulations. These laws and regulations, including those relating to SO2 and NOX emissions, mercury emissions, ozone and fine particulate matter emissions, regional haze, water quality, and climate change, may require significant capital expenditures at these facilities. The developments in certain of these laws and regulations are discussed in more detail below. These developments will continue to be monitored to assess what implications, if any, they will have on the operation of domestic power plants owned or operated by SCE, or the impact on SCE’s consolidated results of operations or financial position.

For a discussion of SCE’s environmental matters, refer to “Other Developments—Environmental Matters” in the year-ended 2007 MD&A. There have been no significant developments with respect to environmental matters affecting SCE since the filing of SCE’s Annual Report on Form 10-K, except as follows:

Climate Change

Litigation Developments

On February 28, 2008, the Native Village of Kivalina and the City of Kivalina, located off the coast of Alaska, filed a complaint in federal court in California against 24 defendants, including SCE’s corporate parent, who directly or through subsidiaries engage in electric generating, oil and gas, or coal mining lines of business. The complaint contends that the alleged global warming impacts of the GHG emissions associated with the defendants’ business activities are destroying the plaintiffs’ village through the melting of Arctic ice that had previously protected the village from winter storms. The plaintiffs further allege that the village will soon need to be abandoned or relocated at a cost of between $95 million and $400 million. SCE cannot predict the outcome of this lawsuit.

State Specific Legislative Initiatives

SCE is evaluating the CARB’s reporting regulations adopted pursuant to AB 32 and the draft scoping plan described below to assess the total cost of compliance.

AB 32 requires the CARB to approve a scoping plan for achieving the maximum technologically feasible and cost-effective reductions in GHG emissions on or before January 1, 2009. On June 26, 2008, the CARB released a draft scoping plan containing preliminary recommendations for measures that California will use to reduce GHG. The preliminary recommendations include: a California cap-and-trade program linked to the Western Climate Initiative covering electricity, transportation, residential/commercial, and industrial sources by 2020; California light-duty vehicle GHG standards; increased energy efficiency, including increasing combined heat and power use; a 33% by 2020 Renewable Portfolio Standard for both investor-owned and publicly owned utilities; a low-carbon fuel standard; measures to reduce high global warming potential gases; sustainable forest measures; water sector measures; vehicle efficiency measures, goods movement measures; heavy/medium duty vehicle measures; the Million Solar Roofs program; local government actions and regional targets; supporting implementation of a high-speed rail system; recycling and waste measures; agriculture measures; and energy efficiency and co-benefits audits for large industrial sources. Other measures under evaluation for inclusion in the proposed scoping plan include, among other things, more aggressive energy efficiency programs and a coal emission reduction standard. The draft scoping plan was subject to public comment. The CARB issued a revised proposed scoping plan for public comment on October 15, 2008, which is largely unchanged from the original draft scoping plan. However, the revised draft scoping plan does not include the more aggressive energy efficiency or coal emission reduction standard measures that were under evaluation for inclusion in the proposed draft scoping plan. The CARB will consider adopting the proposed scoping plan by the end of 2008.

On September 12, 2008, the CPUC and CEC issued a proposed opinion on GHG regulatory strategies providing additional recommendations to the CARB on measures and strategies for reducing GHG emissions in the electricity and natural gas sectors. The proposed opinion’s recommendations address mandatory emission reduction measures including energy efficiency, renewable resources, and expansion of combined heat and power. The recommendations also include design suggestions for a multi-sector, statewide, cap-and-trade program. The proposed opinion was adopted by the CPUC and CEC on October 16, 2008.

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

As described in the section “Environmental Matters affecting SCE” included in the Business section of Part I, Item 1 of SCE’s Annual Report on Form 10-K, the CPUC adopted a GHG emission performance standard, effective January 2007. In January 2008, SCE filed a petition with the CPUC seeking clarification that the emission performance standard would not apply to capital expenditures required by existing agreements among the owners at Four Corners. The CPUC issued a proposed decision finding that the emission performance standard was not intended to apply to capital expenditures at Four Corners requested by SCE in its General Rate Case for the period 2007 – 2011. On October 23, 2008, the Assigned Commissioner and Administrative Law Judge issued a ruling withdrawing the proposed decision and seeking additional comment on whether the finding in the proposed decision should be changed and whether SCE should be allowed to recover such capital expenditures. SCE estimates that its share of capital expenditures approved by the owners at Four Corners since the GHG emission performance standard decision was issued in January 2007 is approximately $43 million, of which approximately $8 million had been expended through September 30, 2008. The ruling also directs SCE to explain why certain information was not included in its petition and why the failure to include such information should not be considered misleading in violation of CPUC rules. SCE cannot predict the outcome of this proceeding or estimate the amount, if any, of penalties or disallowances that may be imposed.

Water Quality Regulation

Clean Water Act—Cooling Water Intake Structures

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

As of September 30, 2008, SCE’s recorded estimated minimum liability to remediate its 24 identified sites was $47 million, of which $14 million was related to San Onofre. This remediation liability is undiscounted. The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $167 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $9 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $32 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $42 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE’s identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $31 million. Recorded costs for the 12 months ended September 30, 2008 were $32 million.

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

Federal and State Income Taxes

Tax Positions being Addressed as Part of Active Examinations, Administrative Appeals and the Global Settlement

Edison International is challenging certain IRS deficiency adjustments for tax years 1994 – 1999 with the Administrative Appeals branch of the IRS and Edison International is currently under active IRS examination for tax years 2000 – 2006. During the third quarter of 2008, the IRS commenced an examination of tax years 2003 – 2006. In addition, the statute of limitations remains open for tax years 1986 – 1993, which has allowed Edison International to file certain affirmative claims related to these tax years. Tax years 1986 – 2002 are included in the scope of Global Settlement and tax years 2003 – 2006 are excluded.

Most of these tax positions relate to timing differences and, therefore, any amounts exclusive of any penalties would be paid if Edison International’s position is not sustained would be deductible on future tax returns filed by Edison International. In addition, Edison International has filed affirmative claims with respect to certain tax years 1986 through 2005 with the IRS and state tax authorities. Any benefits associated with these affirmative claims would be recorded in accordance with FIN 48 which provides that recognition would occur at the earlier of when SCE would make an assessment that the affirmative claim position has a more likely than not probability of being sustained or when a settlement of the affirmative claim is consummated with the tax authority. Certain of these affirmative claims have been recognized as part of the implementation of FIN 48.

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

Edison International filed amended California Franchise tax returns for tax years 1997 – 2002 to mitigate the possible imposition of new California non-economic substance penalty provisions on transactions that may be considered as Listed or substantially similar to Listed Transactions described in an IRS notice that was published in 2001. These transactions include the SCE subsidiary contingent liability company transaction, described below. Edison International filed these amended returns under protest retaining its appeal rights.

As previously disclosed, Edison International is currently engaged in settlement negotiations with the IRS to reach a Global Settlement which, if consummated, would resolve outstanding tax disputes for all Edison International subsidiaries, including SCE, for the years 1986 through 2002, including certain affirmative claims for unrecognized tax benefits. See “Southern California Edison Company Notes to Consolidated Financial Statements—Note 3. Income Taxes.” These negotiations have progressed to the point where Edison International and the IRS have reached nonbinding, preliminary understandings on the material principles for resolution of all issues included in the Global Settlement. Final resolution of such disputes, as part of the Global Settlement, is subject to reaching definitive agreements on final terms and calculations, mutually satisfactory documentation, and review of all or a portion of the Global Settlement by the Staff of the Joint Committee on Taxation, a committee of the United States Congress (the “Joint Committee”). While not assured, Edison International believes that the Global Settlement will be submitted or substantially ready to be submitted to the Joint Committee during the fourth quarter of 2008.

There can be no assurance, however, about the timing of final settlements with the IRS or that such final settlements will be ultimately consummated. Moreover, review by the Joint Committee could result in adjustments to the Global Settlement reached between Edison International and the IRS. The IRS and Edison International may not reach final agreements that implement the preliminary understandings, or they may reach final agreements but conditions to consummating them may not be satisfied.

Balancing Account Over-Collections

In response to an affirmative claim filed by Edison International related to balancing account over-collections, the IRS issued a Notice of Proposed Adjustment in July 2007. This affirmative claim was addressed by the IRS as part of the ongoing IRS examinations and administrative appeals processes. The tax years to which adjustments are made pursuant to this Notice of Proposed Adjustment are included in the scope of the Global Settlement. The cash and earnings impacts of this position are dependent on the ultimate settlement of all open tax issues, including this issue, in these tax years. Edison International expects that resolution of this issue could potentially increase earnings and cash flows within the range of $70 million to $80 million and $300 million to $350 million, respectively.

Contingent Liability Company

The IRS has asserted deficiencies with respect to a transaction entered into by a former SCE subsidiary which may be considered substantially similar to a Listed Transaction described by the IRS as a contingent liability company for tax years 1997 and 1998. This issue is included in the Global Settlement and is being considered by the Administrative Appeals branch of the IRS where Edison International has been defending its income tax return position with respect to this transaction.

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

Nuclear Insurance

Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $12.5 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($300 million). The balance is covered by the industry’s retrospective rating plan that uses deferred premium charges to every reactor licensee if a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site.

Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. Beginning October 29, 2008, the maximum deferred premium for each nuclear incident is approximately $118 million per reactor, but not more than approximately $18 million per reactor may be charged in any one year for each incident. The maximum deferred premium per reactor and the yearly assessment per reactor for each nuclear incident will be adjusted for inflation at least once every five years beginning August 20, 2003. The most recent inflation adjustment took effect on October 29, 2008. Based on its ownership interests, SCE could be required to pay a maximum of approximately $235 million per nuclear incident. However, it would have to pay no more than approximately $35 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal law contemplates that additional funds may be appropriated by Congress. This could include an additional assessment on all licensed reactor operators as a measure for raising further revenue.

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

Nuclear Decommissioning Trusts

SCE is collecting in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.

Trust investments (at fair value) include:

In millions	Maturity Dates	September 30, 2008	December 31, 2007
Municipal bonds	2008 – 2044	$564	$561
Stocks	–	1,672	1,968
United States government issues	2008 – 2049	318	552
Corporate bonds	2008 – 2047	267	241
Short-term	2008 – 2009	34	56
Total		$2,855	$3,378

Note: Maturity dates as of September 30, 2008.

The following table sets forth a summary of changes in the fair value of the trust for the three- and nine-month periods ended September 30, 2008:

In millions	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at beginning of period	$3,152	$3,378
Realized losses – net	(7)	(13)
Unrealized losses – net	(240)	(452)
Other-than-temporary impairment	(49)	(121)
Earnings and other	(1)	63
Balance at September 30, 2008	$2,855	$2,855

The decrease in the trust investments was primarily due to net unrealized losses and other-than-temporary impairment resulting from a volatile stock market environment.

Nuclear decommissioning costs are recovered in utility rates. These costs are expected to be funded from independent decommissioning trusts, which effective January 2007, receive contributions of approximately $46 million per year. Contributions to the decommissioning trusts are reviewed every three years by the CPUC. The next filing is in April 2009 for contribution changes in 2010. These contributions are determined based on an analysis of the current value of trusts assets and long-term forecasts of cost escalation, the estimate and timing of decommissioning costs, and after-tax return on trust investments. Favorable or unfavorable investment performance in a period will not change the amount of contributions for that period. However, trust performance for the three years leading up to a CPUC review proceeding will provide input into future contributions. The significant decrease recently experienced in the nuclear decommissioning trust assets, are expected to impact the CPUC established contributions for 2010. The CPUC has set certain restrictions related to the investments of these trusts. If additional funds are needed for decommissioning, it is probable that the additional funds will be recoverable through customer rates.

Palo Verde Nuclear Generating Station Inspections

As discussed under the heading “Other Developments—Palo Verde Nuclear Generating Station Inspection” in the year-ended 2007 MD&A, the NRC held three special inspections of Palo Verde, between March 2005 and February 2007. The combination of the results of the first and third special inspections caused the NRC to undertake an additional oversight inspection of Palo Verde. This additional inspection, known as a supplemental inspection, was completed in December 2007. In addition, Palo Verde was required to take additional corrective actions based on the outcome of completed surveys of its plant personnel and self-assessments of its programs and procedures. The NRC and APS defined and agreed to inspection and survey corrective actions that the NRC embodied in a Confirmatory Action Letter, which was issued in February 2008. APS is presently on track to complete the corrective actions required to close the Confirmatory Action Letter by mid-2009. Palo Verde operation and maintenance costs (including overhead) increased in 2007 by approximately $7 million from 2006. SCE estimates that operation and maintenance costs will increase by approximately $23 million (in 2007 dollars) over the two year period 2008 – 2009, from 2007 recorded costs including overhead costs. SCE is unable to estimate how long SCE will continue to incur these costs. In the 2009 GRC, SCE requested recovery of, and two-way balancing account treatment for, Palo Verde operation and maintenance expenses including costs associated with these corrective actions. If approved, this would provide for recovery of these costs over the three-year GRC cycle (see “Regulatory Matters—Current Regulatory Developments—2009 General Rate Case Proceeding”).

Priority Reserve Legal Challenges

In July 2008, the Los Angeles Superior Court found that actions taken by the SCAQMD in promulgating rules that had made available a “Priority Reserve” of emissions credits for new power generation projects did not satisfy California environmental laws. In November 2008, the Superior Court issued a writ of mandate enjoining SCAQMD from issuing Priority Reserve emission credits to any facility, including new power projects, until a satisfactory environmental analysis is completed. The writ also ordered the SCAQMD to refrain from taking any action relating to power plant projects approved after August 2007 pursuant to the Priority Reserve rules until the SCAQMD completes a satisfactory environmental analysis. Separately, in August 2008, substantially the same plaintiffs sued the SCAQMD in federal court alleging that the emission credits contained in SCAQMD’s New Source Review offset accounts (which include the Priority Reserve) are invalid and seeking to enjoin SCAQMD from transferring them. The SCAQMD has filed a motion to dismiss the federal suit. SCE has joined a coalition of other interested parties that have intervened in the federal litigation between the SCAQMD and environmental groups.

SCE is in the process of evaluating the impact of the two lawsuits on certain power-purchase agreements that resulted from its new generation RFO and the potential implications for its long-term resource adequacy requirements.

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

Interest Rate Risk

SCE is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used for liquidity purposes, to fund business operations and to finance capital expenditures. Variances in actual financing costs compared to authorized financing costs either positively or negatively impact earnings. See “Regulatory

Matters—Current Regulatory Developments—2008 Cost of Capital Proceeding” for further discussion on SCE’s recoverability of financing costs.

At September 30, 2008, SCE did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value. At September 30, 2008, the fair market value of SCE’s long-term debt (including long-term debt due within one year) was $5.57 billion, compared to a carrying value of $5.86 billion.

In July 2007, SCE entered into interest rate-locks to mitigate interest rate risk associated with future financings. Due to declining interest rates in late 2007, at December 31, 2007, these interest rate locks had unrealized losses of $33 million. In January and February 2008, SCE settled these interest rate-locks resulting in realized losses of $33 million. A related regulatory asset was recorded in this amount and SCE will amortize and recover this amount as interest expense associated with its Series 2008A and 2008B financings issued in January and August 2008.

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

To mitigate SCE’s exposure to spot-market prices, SCE enters into energy options, tolling arrangements, forward physical contracts, and transmission congestion rights (firm transmission rights and CRRs). SCE also enters into contracts for power and gas options, as well as swaps and futures, in order to mitigate its exposure to increases in natural gas and electricity pricing. These transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans.

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

During the first quarter of 2008, the ISO held an auction for firm transmission rights. SCE participated in the ISO auction and paid $62 million to secure firm transmission rights for the period April 2008 through March 2009. The firm transmission rights will be replaced with CRRs in the MRTU environment. SCE recognized the firm transmission rights at fair value. SCE anticipates amounts paid for firm transmission rights that will no longer be valid in the MRTU environment will be refunded to SCE and has recognized this amount as a receivable from the ISO.

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

The following table summarizes the fair values of outstanding derivative financial instruments used at SCE to mitigate its exposure to spot market prices:

	September 30, 2008		December 31, 2007
In millions	Assets	Liabilities	Assets	Liabilities
Energy options	$15	$39	$6	$49
Firm transmission rights	34	2	22	—
Forward physicals (power) and tolling arrangements	4	7	7	8
Gas options, swaps and forward arrangements	85	166	46	22
Netting and collateral	—	(52)	—	(2)
Total	$138	$162	$81	$77

SCE implemented SFAS No. 157 during the first quarter of 2008. SCE’s assets and liabilities carried at fair value primarily consist of derivatives, nuclear decommissioning trust investment and money market funds. Derivative contracts primarily relate to power and gas and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded or over-the-counter traded. If quoted market prices are not available, internally maintained standardized or industry accepted models are used to determine the fair value. The models are updated with spot prices, forward prices, volatilities and interest rates from regularly published and widely distributed independent sources. Under SFAS No. 157, when actual market prices, or relevant observable inputs are not available it is appropriate to use unobservable inputs which reflect management assumptions, including extrapolating limited short-term observable data and developing correlations between liquid and non-liquid trading hubs.

Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities and other factors.

Level 2 primarily consists of natural gas swap and natural gas physical trade derivatives for which SCE obtains the applicable Henry Hub and basis forward market prices from the New York Mercantile Exchange.

Level 3 includes the majority of SCE’s derivatives, including over-the-counter options, bilateral contracts, and capacity and QF contracts. The fair value of these derivatives is determined using uncorroborated non-binding broker quotes (from one or several brokers) and models which may require SCE to extrapolate short-term observable inputs in order to calculate fair value. Fair values that are obtained from several brokers are compared against each other for reasonableness. Level 3 also includes derivatives that trade infrequently (such as firm transmission rights and CRRs in the California market and over-the-counter derivatives at illiquid locations), derivatives with counterparties that have significant non-performance risks and long-term power agreements. For illiquid firm transmission rights and CRRs, SCE reviews objective criteria related to system congestion on a quarterly basis and other underlying drivers and adjusts fair value when SCE concludes a change in objective criteria would result in a new valuation that better reflects the fair value. Changes in fair values are based on hypothetical sale of illiquid positions. For illiquid long-term power agreements, fair value is based upon a discounting of future electricity prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit risk and market liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods.

Firm transmission rights, capacity and QF contracts are in inactive markets. CRRs do not yet have a market. In circumstances where SCE cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, SCE continues to assess valuation methodologies used to determine fair value.

The SCE nuclear decommissioning trust investments include equity securities, U.S. treasury securities and other fixed-income securities. Equity and treasury securities are classified as Level 1 as fair value is determined by observable market prices in active or highly liquid and transparent markets. The remaining fixed-income securities are classified as Level 2. The fair value of these financial instruments is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information.

SCE’s investment policies place limitations on the types and investment grade ratings of the securities that may be held by the nuclear decommissioning trust fund. These policies restrict the trust fund from holding alternative investments and limit the trust funds exposures to investments in highly illiquid markets. With respect to equity securities, the trustee obtains prices from pricing services, whose prices are obtained from direct feeds from market exchanges, which SCE is able to independently corroborate. Regarding fixed income securities, the trustee receives multiple prices from pricing services, which enable cross-provider validations by the trustee in addition to unusual daily movement checks. A primary price source is identified based on asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered to be preferable. Additionally, SCE corroborates the fair values of securities by comparison to other market-based price sources obtained by SCE’s investment managers.

The amount of SCE’s level 3 derivative assets and liabilities measured using significant unobservable inputs as a percentage of the total derivative assets and total derivative liabilities (excluding netting and collateral) measured at fair value were 98% and 53%, respectively. During the first nine months of 2008, the level 3 fair values decreased as a result of changes in realized and unrealized losses.

SCE recorded net realized and unrealized losses of $603 million and $138 million for the three months ended September 30, 2008 and 2007, respectively. SCE recorded net realized and unrealized losses of $92 million and $97 million for the nine months ended September 30, 2008 and 2007, respectively. The changes in net realized and unrealized losses on economic hedging activities were primarily due to significant decreases in forward natural gas prices in 2008, compared to the same periods in 2007. Due to expected recovery through regulatory mechanisms unrealized gains and losses may temporarily affect cash flows, but are not expected to affect earnings.

Credit Risk

As part of SCE’s procurement activities, SCE contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. If a counterparty were to default on its contractual obligations, SCE could be exposed to potentially volatile spot markets for buying replacement power or selling excess power. In addition, SCE would be exposed to the risk of non-payment of accounts receivable, primarily related to sales of excess energy and realized gains on derivative instruments.

To manage credit risk, SCE looks at the risk of a potential default by counterparties. Credit risk is measured by the loss that would be incurred if counterparties failed to perform pursuant to the terms of their contractual obligations. SCE measures, monitors and mitigates credit risk to the extent possible. SCE manages the credit risk on the portfolio based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. SCE’s risk management committee regularly reviews and evaluates procurement credit exposure and approves credit limits for transacting with counterparties. Despite this, there can be no assurance that these efforts will be wholly successful in mitigating credit risk or that collateral pledged will be adequate. However, all of the contracts that SCE has entered into with counterparties are either entered into under SCE’s short-term or long-term procurement plan which has been approved by the CPUC, or the contracts are approved by the CPUC before becoming effective. As a result of regulatory recovery mechanisms, losses from non-performance are not expected to affect earnings, but may temporarily affect cash flows. SCE anticipates future delivery of energy by counterparties, but given the current market condition, SCE cannot predict whether the counterparties will be able to continue operations and deliver energy under the contractual agreements.

The credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets reflected on the balance sheet. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE’s credit risk exposure from counterparties is based on a net exposure under these arrangements. At September 30, 2008, the amount of balance sheet exposure as described above, broken down by the credit ratings of SCE’s counterparties, was as follows:

	September 30, 2008
In millions	Exposure(2)	Collateral	Net Exposure
S&P Credit Rating(1)
A or higher	$3	$—	$3
A-	36	—	36
BBB+	—	—	—
BBB	—	—	—
BBB-	—	—	—
Below investment grade and not rated	—	—	—
Total	$39	$—	$39
(1)	SCE assigns a credit rating based on the lower of a counterparty’s S&P or Moody’s rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the two credit ratings.

(2)	Exposure excludes amounts related to contracts classified as normal purchase and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheet, except for any related net accounts receivable.

The credit risk exposure set forth in the above table is comprised of $5 million of net accounts receivable and payables and $34 million representing the fair value of derivative contracts.

Included in the table above are exposures to counterparties with credit ratings of A- or above. Due to recent developments in the financial markets, the credit ratings may not be reflective of the related credit risk. The CAISO comprises 83% of the total net exposure above and is mainly related to purchases of firm transmission rights (see “—Commodity Price Risk” for further information).

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of “Results of Operations and Historical Cash Flow Analysis” provide a discussion on the changes in various line items presented on the Consolidated Statements of Income, as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

Results of Operation

Net Income Available for Common Stock

SCE’s net income available for common stock was $235 million and $542 million for the three- and nine-month periods ended September 30, 2008, respectively, compared to $262 million and $587 million for the respective periods in 2007. SCE’s quarter and year-to-date earnings reflect a charge of $49 million associated with a decision adopted by the CPUC which required SCE to refund or forego incentives and imposed a penalty related to previously earned customer satisfaction and employee safety incentives. Earnings also reflect higher operating income and lower financing costs. The year-to-date earnings also reflect a $31 million tax benefit recognized in 2007 related to the income tax treatment of certain costs including those associated with environmental remediation and lower income taxes.

Operating Revenue

The following table sets forth the major components of operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Operating revenue
Retail billed and unbilled revenue	$3,192	$3,125	$7,334	$7,312
Balancing account (over)/under collections	(222)	(300)	35	(409)
Sales for resale	141	168	466	333
SCE’s VIEs	129	81	343	286
Other (including intercompany transactions)	45	140	212	375
Total	$3,285	$3,214	$8,390	$7,897

SCE’s retail sales represented approximately 90% and 88% of operating revenue for the three- and nine-month periods ended September 30, 2008, respectively, compared to approximately 88% and 87% for both of the comparable periods in 2007. Due to warmer weather during the summer months and SCE’s rate design, operating revenue during the third quarter of each year is generally higher than other quarters.

Total operating revenue increased by $71 million and $493 million for the three- and nine-month periods ended September 30, 2008, respectively, compared to the same periods in 2007 (as shown in the table above). The variances for the revenue components are as follows:

•

Retail billed and unbilled revenue increased $67 million and $22 million for the three- and nine-month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The quarter and year-to-date increases reflect a rate increase (including impact of tiered rate structure) of $70 million and $29 million, respectively, and a sales volume decrease of $3 million and $7 million, respectively. The increase for the quarter and year-to-date was due to minor variations of usage by rate class.

•

SCE recognizes revenue, subject to balancing account treatment, equal to the amount of the actual costs incurred and up to its authorized revenue requirement. Any revenue collected in excess of actual costs incurred or above the authorized revenue requirement is not recognized as revenue and is deferred and recorded as regulatory liabilities. Costs incurred in excess of revenue billed are deferred in a balancing account and recorded as regulatory assets for recovery in future rates. If amounts collected are below the authorized revenue requirement the difference is recognized as revenue and recorded as regulatory assets for recovery in future rates (see “—Provision for Regulatory Adjustment Clauses – Net” discussed below). For the three months ended September 30, 2008 and 2007, SCE deferred approximately $222 million and $300 million, respectively and for the nine months ended September 30, 2008 and 2007, SCE recognized approximately $35 million and deferred approximately $409 million, respectively. The quarter change in balancing account revenue is primarily due to SCE deferring less revenue in 2008. The year-to-date change in balancing account revenue is primarily due to SCE recognizing deferred revenue resulting from prior year over-collections.

•

Sales for resale represent the sale of excess energy. Excess energy from SCE sources which may exist at certain times is resold in the energy markets. Sales for resale revenue decreased for the three months ended September 30, 2008 due to a lesser amount of excess energy available for resale during the quarter. Sales for resale revenue increased for the nine months ended September 30, 2008 due to higher excess energy in 2008, compared to the same periods in 2007, resulting from increased kWh purchases from new contracts, as well as increased sales from least cost dispatch energy. Revenue from sales for resale is refunded to customers through the ERRA balancing account and does not impact earnings.

•

The decrease in other revenue for the three- and nine-month periods ended September 30, 2008 was primarily related to lower net investment earnings and higher other-than-temporary impairment losses from SCE’s nuclear decommissioning trust due to a volatile stock market environment. Due to regulatory treatment, investment impairment losses and trust earnings and losses are offset in depreciation, decommissioning and amortization expense and as a result, have no impact on net income.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE’s customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and none of these collections are recognized as revenue by SCE. These amounts were $583 million and $1.68 billion for the three- and nine-month periods ended September 30, 2008, respectively, compared to $671 million and $1.8 billion for the same respective periods in 2007.

Operating Expenses

Fuel Expense

SCE’s fuel expense increased $105 million and $257 million for the three- and nine-month periods ended September 30, 2008, as compared to the same periods in 2007. The quarter and year-to-date increases were mainly due to an increase at SCE’s Mountainview plant of $15 million and $100 million resulting from higher gas costs in 2008; higher gas costs at SCE’s VIEs which resulted in increases of $80 million and $145 million; an increase of $5 million at SCE’s Mohave plant representing use tax due on coal consumed during the March 2005 through December 2005 period; and a $5 million increase at SCE’s Four Corners coal facility resulting from higher coal costs in 2008. The year-to date variance was also due to a decrease of $5 million mainly due to refueling and maintenance outages at SCE’s San Onofre Unit 3 and SCE’s Palo Verde Unit 3 during the third quarter of 2008.

Purchased-Power Expense

The following is a summary of SCE purchased-power expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Purchased-power	$ 1,360	$ 1,146	$ 3,045	$ 2,389
Unrealized (gains) losses on economic hedging activities – net	617	80	131	(14)
Realized (gains) losses on economic hedging activities – net	(14)	58	(39)	111
Energy settlements and refunds	(1)	—	(26)	(55)
Total purchased-power expense	$ 1,962	$ 1,284	$ 3,111	$ 2,431

Total purchased-power expense increased $678 million and $680 million for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007.

Purchased power, in the table above, increased $214 million and $656 million for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007. The quarter and year-to-date increases were due to: higher bilateral energy purchases of $160 million and $410 million, respectively, resulting from higher costs per kWh due to higher gas prices and increased kWh purchases; higher QF purchased-power expense of $55 million and $120 million, respectively, resulting from increased kWh purchases and an increase in the average spot natural gas prices for certain contracts (as discussed further below). The quarter increase also reflects higher exchange energy purchases of $10 million. The year-to-date increase also reflects higher ISO-related energy costs of $115 million.

Net realized and unrealized losses on economic hedging activities, in the table above, was $603 million and $138 million for the three months ended September 30, 2008 and 2007, respectively. Net realized and unrealized losses on economic hedging activities, in the table above, was $92 million and $97 million for the nine months ended September 30, 2008 and 2007, respectively (see “Market Risk Exposures—Commodity Price Risk” for further discussion). The changes in net realized and unrealized losses on economic hedging activities were primarily due to significant decreases in forward natural gas prices in 2008, compared to the same periods in 2007. Due to expected recovery through regulatory mechanisms realized and unrealized gains and losses may temporarily affect cash flows, but are not expected to affect earnings (see “Market Risk Exposures—Commodity Price Risk” for further discussion).

SCE energy settlement refunds and generator settlements decreased $29 million for the nine months ended September 30, 2008 as compared to the same period in 2007 (see “Regulatory Matters—Current Regulatory Developments—FERC Refund Proceedings” for further discussion).

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

Provisions for Regulatory Adjustment Clauses – Net

Provisions for regulatory adjustment clauses – net decreased $671 million and $475 million for the three- and nine-month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The quarter and year-to date variances reflect a decrease of $75 million and $190 million, respectively, as a result of the rate reduction notes being fully repaid as of December 31, 2007 (see “Liquidity—Rate Reduction Notes” in the year-ended 2007 MD&A). The quarter variance also reflects net unrealized losses on economic hedging activities of approximately $617 million and $80 million for the three months ended September 30, 2008 and 2007, respectively (discussed above in “—Purchased-Power Expense”); lower exchange energy of $10 million; and approximately $50 million resulting from higher net under-collections of purchased-power and fuel expenses resulting from higher procurement costs which are being recovered through regulatory mechanisms. The year-to-date variance also reflects net unrealized losses on economic hedging activities of approximately $131 million in 2008, compared to gains of $14 million for the same period in 2007, respectively (discussed above in “—Purchased-Power Expense”); approximately $29 million related to a generator settlement recorded in 2007; higher firm transmission rights costs of $45 million; and $70 million of higher net under-collections of purchased-power, fuel, and operation and maintenance expenses resulting from higher procurement costs which are being recovered through regulatory mechanisms, partially offset by the Midway-Sunset settlement which was charged/refunded to ratepayers through regulatory mechanisms (see “Other Developments—Midway-Sunset Cogeneration Company” for further information).

Other Operation and Maintenance Expense

SCE’s other operation and maintenance expense decreased $15 million for the three months ended September 30, 2008 and increased $157 million for the nine months ended September 30, 2008, compared to the same periods in 2007. The quarter decrease was primarily due to a decrease of approximately $25 million related to lower transmission and distribution maintenance costs partially offset by an increase of $20 million related to higher administrative and general costs. Certain of SCE’s operation and maintenance expense accounts are recovered through regulatory mechanisms approved by the CPUC and do not impact earnings. The costs associated with these regulatory balancing accounts increased $65 million for the nine months ended September 30, 2008 mainly related to higher demand-side management costs and energy efficiency costs. The increases in operation and maintenance expense for the year-to-date period also reflect: higher administrative and general costs of $60 million; higher generation expenses of $30 million related to maintenance and refueling outage expenses at San Onofre and higher overhaul and outage costs at Four Corners and Palo Verde; and higher customer service costs (including labor) of $10 million. The year-to-date variance also reflects a decrease of approximately $10 million related to lower transmission and distribution maintenance costs.

Depreciation, Decommissioning and Amortization Expense

SCE’s depreciation, decommissioning and amortization expense decreased $56 million and $63 million for the three- and nine-month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The quarter and year-to-date variances were due to a decrease of $80 million and $140 million, respectively, in nuclear decommissioning trust earnings and higher other-than-temporary impairment losses associated with the nuclear decommissioning trust funds primarily related to a volatile stock market environment. Due to its regulatory treatment, investment impairment losses and trust earnings and losses are recorded in operating revenue and are offset in decommissioning expense and have no impact on net income. The quarter and year-to-date decreases were partially offset by an increase in depreciation expense of $20 million and $60 million, respectively, resulting from additions to transmission and distribution assets (see “Liquidity—Capital Expenditures” for a further discussion); and a $17 million cumulative depreciation rate adjustment recorded in the second quarter of 2008.

Property and Other Taxes

SCE’s property and other taxes increased by $7 million and $15 million for the three- and nine-month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The increases were primarily due to higher employer payroll taxes paid in 2008 compared to the same periods in 2007.

Gain on Sale of Assets

Gain on sale of assets increased $9 million for the nine months ended September 30, 2008, compared to the same period in 2007. The year-to-date increase reflects gains of $8 million from the sale of SO2 emission allowances at SCE. Due to regulatory treatment, gains from the sale of emission allowances are offset in provisions for regulatory adjustment clauses—net and, as a result, have no impact on net income.

Other Income and Deductions

Interest Income

SCE’s interest income decreased $11 million and $22 million for the three- and nine-month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The 2008 decreases were mainly due to lower under-collection balances in certain balancing accounts and lower interest rates applied to those under-collections.

Other Nonoperating Income

SCE’s other nonoperating income decreased $9 million for the three months ended September 30, 2008, compared to the same period in 2007. The decrease for the quarter was due to payments received for settlement of claims related to the natural gas purchased contracts for one of SCE’s VIE projects recorded in the third quarter of 2007.

Interest Expense – Net of Amounts Capitalized

SCE’s interest expense – net of amounts capitalized decreased $13 million and $33 million for the three- and nine-month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The quarter and year-to-date decreases were mainly due to lower over-collections of certain balancing accounts and lower interest rates applied to those over-collections during 2008 compared to the same periods in 2007. This decrease for quarter and year-to-date was partially offset by higher interest expense on short-term debt and long-term debt resulting from higher balances outstanding as of September 30, 2008, compared to the same period in 2007.

Other Nonoperating Deductions

SCE’s other nonoperating deductions increased $74 million and $83 million for the three- and nine-month periods ended September 30, 2008, respectively. The increase was primarily due to approximately $60 million related to the CPUC adopted decision on the investigation into SCE’s incentives claimed under a CPUC-approved PBR mechanism in September 2008 (see “Current Developments—Investigation Regarding Performance Incentives Rewards CPUC Decision” for further information). The quarter and year-to-date increases were also due to approximately $10 million and $20 million, respectively, for expenditures related to civic, political and related activities, and donations.

Income Tax Expense

SCE’s composite federal and state statutory income tax rate was approximately 40% (net of federal benefit for state income taxes) for all periods presented. SCE’s effective tax rate was 39% and 32% for the three- and nine-month periods ended September 30, 2008, as compared to 35% and 30% for the respective periods in 2007. The higher effective income tax rate for the three months ended September 30, 2008 as compared to the respective period in 2007, was primarily due to two non-deductible expenses recorded in 2008, consisting of a penalty assessed by the CPUC (see “Current Developments—Investigation Regarding Performance Incentives Rewards CPUC Decision” for further information), and higher lobbying expenses. The higher effective tax rates for the nine months ended September 30, 2008 as compared to the respective period in 2007, were due to both previously-mentioned non-deductible expenses and reductions in the income tax reserve recorded in the first quarter of 2007 to reflect progress made in an administrative appeal process with the IRS related to the income tax treatment of certain costs associated with environmental remediation and to reflect a settlement of state tax audit issues. The previously mentioned factors causing an increase to the 2008 federal and state effective tax rates as compared to 2007 were partially offset by higher software and property-related flow-through deductions recorded in 2008.

Minority Interest

Minority interest decreased $38 million and $100 million for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007. The decrease was a result of lower earnings from two of SCE’s VIE projects due to lower pricing. The year-to-date decrease was also due to lower earnings from another SCE VIE project attributable to a planned outage in the first quarter of 2008.

Earnings from the SCE VIE, Watson project, are based on revised pricing effective January 1, 2008. Watson Cogeneration and SCE have disputed the commencement date of the prior contract which in turn affected the expiration date (Watson Cogeneration’s position is April 2008 whereby SCE’s position is December 2007). See “Market Risk Exposures—Big 4 Projects Power Purchase Agreements” in the year-ended 2007 MD&A for further discussion.

Historical Cash Flow Analysis

The “Historical Cash Flow Analysis” section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Cash provided by operating activities decreased $1.17 billion in the first nine months of 2008, compared to the first nine months of 2007. The decrease was mainly due to ERRA under-collections in 2008, compared to ERRA over-collections in 2007 as well as the rate reduction notes being fully repaid as of December 31, 2007 (see “Liquidity—Rate Reduction Notes” in the year-ended 2007 MD&A) partially offset by refund payments made in 2008 for SCE’s public purpose program. The 2008 change was also due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Cash provided (used) by financing activities from continuing operations mainly consisted of long-term debt issuances (payments).

Financing activities in the first nine-months of 2008 were as follows:

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

•

In August, SCE issued $400 million of 5.50% first and refunding mortgage bonds due in 2018. The proceeds were used to repay SCE’s outstanding commercial paper of approximately $110 million and borrowings under the credit facility of $200 million, as well as for general corporate purposes.

•	During the first nine months of 2008, SCE’s net issuances of short-term debt was $1.1 billion.

•	Other financing activities in 2008 include dividend payments of $225 million paid to Edison International and $28 million for stock purchased for stock-based compensation.

Financing activities in the first nine months of 2007 were as follows:

•	Other financing activities in 2007 include dividend payments of $110 million paid to Edison International and $123 million for stock purchased for stock-based compensation.

Cash Flows from Investing Activities

Cash flows from investing activities are affected by capital expenditures, SCE’s funding of nuclear decommissioning trusts, and proceeds and maturities of investments.

Investing activities in 2008 reflect $1.64 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $70 million for nuclear fuel acquisitions. Investing activities also include net purchases of nuclear decommissioning trust investments and other of $50 million.

Investing activities in 2007 reflect $1.65 billion in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $104 million for nuclear fuel acquisitions. Investing activities also include net purchases of nuclear decommissioning trust investments and other of $101 million.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In April 2007, the FASB issued FIN No. 39-1. This pronouncement permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. In addition, upon the adoption, companies were permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting agreements. SCE adopted FIN No. 39-1 effective January 1, 2008. The adoption resulted in netting a portion of margin and cash collateral deposits with derivative positions on SCE’s consolidated balance sheets, but had no impact on SCE’s consolidated statements of income. The consolidated balance sheet at December 31, 2007 has been retroactively restated for the change, which resulted in a decrease in margin and collateral deposits of $2 million. The consolidated statements of cash flows for the nine months ended September 30, 2007 has been retroactively restated to reflect the balance sheet changes but had no impact on cash flows from operating activities.

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

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on SCE’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 160, which requires an entity to present minority interest that reflects the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity’s equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SCE will adopt SFAS No. 160 on January 1, 2009. In accordance with this standard, SCE will reclassify minority interest to a component of shareholder’s equity (at September 30, 2008 this amount was $451 million).

In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. SCE will adopt SFAS No. 161 in the first quarter of 2009. SFAS No. 161 will impact disclosures only and will not have an impact on SCE’s consolidated results of operations, financial condition or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with U.S. GAAP. This statement transfers the GAAP hierarchy from the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” to the FASB. SFAS No. 162 is effective on November 15, 2008. SCE expects that the adoption of this standard will not have an impact on SCE’s consolidated results of operations, financial condition or cash flows.

In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN No. 45-4. FSP SFAS No. 133-1 requires enhanced disclosures by sellers of credit derivatives and amends FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN No. 45 are effective for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN No. 45-4 only require additional disclosures, the adoption will not impact SCE’s consolidated financial position, results of operations or cash flows.

COMMITMENTS AND INDEMNITIES

The following is an update to SCE’s commitments and indemnities. See the section, “Commitments and Indemnities” in the year-ended 2007 MD&A for a detailed discussion.

Long-Term Debt

SCE’s long-term principal debt maturities plus interest payments as of September 30, 2008 are estimated to be: remainder of 2008 – $79 million, 2009 – $460 million, 2010 – $542 million, 2011 – $291 million, 2012 – $291 billion and thereafter – $10.4 billion.

Fuel Supply Contracts

During the first nine months of 2008, SCE entered into service contracts associated with uranium enrichment and fuel fabrication. As a result, SCE’s additional fuel supply commitments are estimated to be: 2009 – $51 million, 2010 – $54 million, 2011 – $98 million, 2012 – $146 million and thereafter – $671 million.

Power-Purchase Contracts

During the second quarter of 2008, SCE entered into a new power-purchase contract. The delivery of energy under this contract is expected to commence in August 2010 with a 10 year term. SCE’s additional commitments upon commencement are estimated to be: 2010 – $188 million, 2011 – $335 million, 2012 – $341 million and thereafter – $2.7 billion.

Operating and Capital Leases

During the second quarter of 2008, SCE entered into power-purchase contracts which are classified as operating leases. The contract terms range from 10 to 20 years. The delivery of energy under one of these contracts is not expected to commence until 2018. These additional commitments are currently estimated to be: remainder of 2008 – $4 million, 2009 – $14 million, 2010 – $15 million, 2011 – $15 million, 2012 – $15 million and thereafter – $828 million.

During the third quarter of 2008, SCE entered into power-purchase contracts which are classified as capital leases. The contract terms are 20 years. The delivery of energy under these contracts is expected to commence in 2010. These additional commitments are currently estimated to be: 2010 – $32 million, 2011 – $119 million, 2012 – $119 million and thereafter – $2.6 billion. The estimated executory costs and interest expense associated with these additional commitments are $699 million and $988 million, respectively. The total additional estimated net commitments are $1.2 billion.

Uncertain Tax Position Net Liability

At September 30, 2008, SCE’s recorded net liability for uncertain tax positions was $297 million. SCE currently cannot reliably predict the timing of cash flows associated with the resolution of uncertain tax positions due to the uncertainty as to the timing for resolving tax issues with the IRS related to ongoing examinations and administrative appeals. See “Other Developments—Federal and State Income Taxes” for further information.

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

Internal Control Over Financial Reporting

As discussed above, effective July 1, 2008, SCE implemented a series of SAP enterprise resource planning (“ERP”) modules, including financial reporting, general ledger, consolidation, property accounting, treasury, supply chain, payroll, human resources and work management. The implementation of these ERP modules and the related workflow capabilities resulted in material changes to SCE’s internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, SCE has modified the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in SCE’s internal control over financial reporting.

There were no other changes in SCE’s internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, SCE’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Southern California Edison Company

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference pursuant to Rule 12b-32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY
(Registrant)

By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Dated: November 7, 2008