Form 10-K
period 2008-12-31
SOUTHERN CALIFORNIA EDISON CO
filed 2009-03-02
CIK 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
4.08%Series 4.32%Series
4.24%Series 4.78%Series

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-12 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 22, 2009, there were 434,888,104 shares of Common Stock outstanding, all of which are held by the registrant’s parent holding company. The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates was zero. As of February 25, 2009, there were 434,888,104 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.

(1) Designated portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2008	Parts I and II
(2) Designated portions of the Proxy Statement relating to registrant’s 2009 Annual Meeting of Shareholders	Part III

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

Glossary

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AB	Assembly Bill

ACC	Arizona Corporation Commission

AFUDC	allowance for funds used during construction

APS	Arizona Public Service Company

ARO(s)	asset retirement obligation(s)

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAMR	Clean Air Mercury Rule

CARB	Clean Air Resources Board

CDWR	California Department of Water Resources

CEC	California Energy Commission

CPSD	Consumer Protection and Safety Division

CPUC	California Public Utilities Commission

CRRs	congestion revenue rights

District Court	U.S. District Court for the District of Columbia

DOE	United States Department of Energy

DOJ	Department of Justice

DPV2	Devers-Palo Verde II

DRA	Division of Ratepayer Advocates

DWP	Los Angeles Department of Water & Power

EITF	Emerging Issues Task Force

EITF No. 01-8	EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease

EME	Edison Mission Energy

ERRA	energy resource recovery account

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGIC	Financial Guarantee Insurance Company

FIN 39-1	Financial Accounting Standards Interpretation No. 39-1, Amendment of FASB Interpretation No. 39

FIN 46(R)	Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities

FIN 46(R)-6	Financial Accounting Standards Board Interpretation No. 46(R)-6, Determining Variability to be Considered in Applying FIN 46(R)

Glossary (Continued)

FIN 47	Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations

FIN 48	Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109

FSP	FASB Staff Position

FTRs	Firm transmission rights

GAAP	generally accepted accounting principles

GHG	greenhouse gas

Global Settlement	A settlement that has been negotiated between Edison International and the IRS, which, if consummated, would resolve outstanding tax disputes for all Edison International subsidiaries, including SCE, for open tax years 1986 through 2002, including affirmative claims for unrecognized tax benefits. There can be no assurance about the timing of such settlement or that a final settlement will be ultimately consummated.

GRC	General Rate Case

Investor-Owned Utilities	SCE, SDG&E and PG&E

IRS	Internal Revenue Service

ISO	California Independent System Operator

kWh(s)	kilowatt-hour(s)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mohave	Mohave Generating Station

MRTU	Market Redesign Technical Upgrade

MW	megawatts

MWh	megawatt-hours

Ninth Circuit	United States Court of Appeals for the Ninth Circuit

NOx	nitrogen oxide

NRC	Nuclear Regulatory Commission

Palo Verde	Palo Verde Nuclear Generating Station

PBOP(s)	postretirement benefits other than pension(s)

PBR	performance-based ratemaking

PG&E	Pacific Gas & Electric Company

POD	Presiding Officer’s Decision

PX	California Power Exchange

QF(s)	qualifying facility(ies)

RICO	Racketeer Influenced and Corrupt Organization

ROE	return on equity

Glossary (Continued)

S&P	Standard & Poor’s

SAB	Staff Accounting Bulletin

San Onofre	San Onofre Nuclear Generating Station

SCAQMD	South Coast Air Quality Management District

SCE	Southern California Edison Company

SDG&E	San Diego Gas & Electric

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS No. 71	Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation

SFAS No. 115	Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities

SFAS No. 123(R)	Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (revised 2004)

SFAS No. 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and hedging Activities

SFAS No. 143	Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations

SFAS No. 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements

SFAS No. 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans

SFAS No. 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

SFAS No. 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements

SFAS No. 161	Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

SO2	sulfur dioxide

SRP	Salt River Project Agricultural Improvement and Power District

The Tribes	Navajo Nation and Hopi Tribe

TURN	The Utility Reform Network

VIE(s)	variable interest entity(ies)

PART I

Item 1. Business

SCE was incorporated in 1909 under the laws of the State of California. SCE is a public utility primarily engaged in the business of supplying electric energy to a 50,000-square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities. This SCE service territory includes approximately 432 cities and communities and a population of more than 13 million people. In 2008, SCE’s total operating revenue was derived as follows: 42% commercial customers, 38% residential customers, 6% resale sales, 7% industrial customers, 6% public authorities, and 1% agricultural and other customers. During 2008, the sources of electric power that serviced SCE’s customers were approximately 28% owned by SCE and approximately 72% procured from third parties. At December 31, 2008, SCE had consolidated assets of $31.0 billion and total shareholder’s equity of $7.4 billion. SCE had 16,344 full-time employees at year-end 2008.

Regulation

SCE’s retail operations are subject to regulation by the CPUC. The CPUC has the authority to regulate, among other things, retail rates, issuance of securities, and accounting practices. SCE’s wholesale operations are subject to regulation by the FERC. The FERC has the authority to regulate wholesale rates as well as other matters, including unbundled transmission service pricing, accounting practices, and licensing of hydroelectric projects.

Additional information about the regulation of SCE by the CPUC and the FERC, and about SCE’s competitive environment, appears in the MD&A under the heading “SCE: Regulatory Matters” and in this section under the sub heading “— Competition of SCE.”

SCE is subject to the jurisdiction of the NRC with respect to its nuclear power plants. United States NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject those power plants to continuing review and regulation. The California Coastal Commission issued a coastal permit for the construction of the San Onofre Units 2 and 3 in 1974. SCE has a coastal permit from the California Coastal Commission to construct a temporary dry cask spent fuel storage installation for San Onofre Units 2 and 3. The California Coastal Commission also has continuing jurisdiction over coastal permits issued for the decommissioning of San Onofre Unit 1, including for the construction of a temporary dry cask spent fuel storage installation for spent fuel from that unit.

The construction, planning, and siting of SCE’s power plants within California are subject to the jurisdiction of the California Energy Commission (for plants 50 MW or greater) and the CPUC. SCE is subject to the rules and regulations of the CARB, and local air pollution control districts with respect to the emission of pollutants into the atmosphere; the regulatory requirements of the California State Water Resources Control Board and regional boards with respect to the discharge of pollutants into waters of the state; and the requirements of the California Department of Toxic Substances Control with respect to handling and disposal of hazardous materials and wastes. SCE is also subject to regulation by the US EPA, which administers certain federal statutes relating to environmental matters. Other federal, state, and local laws and regulations relating to environmental protection, land use, and water rights also affect SCE.

The construction, planning and siting of SCE’s transmission lines and substation facilities require the approval of many governmental agencies and compliance with various laws, depending upon the attributes of each particular project. These agencies include utility regulatory commissions such as the CPUC and other state regulatory agencies depending on the project location; the ISO, and other environmental, land management and resource agencies such as the Bureau of Land Management, the U.S. Fish and Wildlife Service, the U.S. Forest Service, and the California Department of Fish and Game; Regional Water Quality Control Boards; and the States’ Offices of Historic Preservation. In addition, to the extent that SCE transmission line projects pass through lands owned or controlled by Native American tribes, consent and approval from the affected tribes and the Bureau of Indian Affairs will also be necessary for the project to proceed. The agencies’

approval processes, implemented through their respective regulations and other statutes that impose requirements on the approvals of such projects, may adversely affect and delay the schedule for these projects.

The United States Department of Energy has regulatory authority over certain aspects of SCE’s operations and business relating to energy conservation, power plant fuel use and disposal, electric sales for export, public utility regulatory policy, and natural gas pricing.

SCE is subject to CPUC affiliate transaction rules and compliance plans governing the relationship between SCE and its affiliates. See “Business of Edison International — Regulation of Edison International” above for further discussion of these rules.

Competition

Because SCE is an electric utility company operating within a defined service territory pursuant to authority from the CPUC, SCE faces competition only to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE’s service territory. California law currently provides only limited opportunities for customers to choose to purchase power directly from an energy service provider other than SCE. SCE also faces some competition from cities and municipal districts that create municipal utilities or community choice aggregators. In addition, customers may install their own on-site power generation facilities. Competition with SCE is conducted mainly on the basis of price, as customers seek the lowest cost power available. The effect of competition on SCE generally is to reduce the size of SCE’s customer base, thereby creating upward pressure on SCE’s rate structure to cover fixed costs, which in turn may cause more customers to leave SCE in order to obtain lower rates.

Properties

SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities (which exist primarily in California but also in Nevada and Arizona), deliver power from generating sources to the distribution network, consist of approximately 7,200 circuit miles of 33 kilovolt (kV), 55 kV, 66 kV, 115 kV, and 161 kV lines and 3,520 circuit miles of 220 kV lines, 1,240 circuit miles of 500 kV lines, and 889 substations. SCE’s distribution system, which takes power from substations to the customer, includes approximately 71,500 circuit miles of overhead lines, 40,000 circuit miles of underground lines, 1.5 million poles, 719 distribution substations, 715,527 transformers, and 810,519 area and streetlights, all of which are located in California.

SCE owns and operates the following generating facilities: (1) an undivided 78.21% interest (1,760 MW) in San Onofre Units 2 and 3, which are large pressurized water nuclear generating units located on the California coastline between Los Angeles and San Diego; (2) 36 hydroelectric plants (1,178.9 MW) located in California’s Sierra Nevada, San Bernardino and San Gabriel mountain ranges, three of which (2.7 MW) are no longer operational and will be decommissioned; (3) a diesel-fueled generating plant (9 MW) located on Santa Catalina island off the southern California coast, (4) a natural gas-fueled two unit power plant (1,050 MW) located in Redlands, California, and (5) four gas-fueled, combustion turbine peaker plants located in the cities of Norwalk, Ontario, Rancho Cucamonga and Stanton, California (combined generating capacity of 186 MW).

SCE owns an undivided 56% interest (884.8 MW net) in Mohave, which consists of two coal-fueled generating units that no longer operate located in Clark County, Nevada near the California border. See “SCE: Regulatory Matters — Mohave Generating Station and Related Proceedings” in the MD&A for more information.

SCE owns an undivided 15.8% interest (601 MW) in Palo Verde Units 1, 2 and 3, which are large pressurized water nuclear generating units located near Phoenix, Arizona, and an undivided 48% interest (720 MW) in Units 4 and 5 at Four Corners, which is a coal-fueled generating plant located near the City of Farmington, New Mexico. Palo Verde and Four Corners are operated by Arizona Public Service Company, as operating agent for SCE and other co-owners of these generating units.

At year-end 2008, the SCE-owned generating capacity (summer effective rating) was divided approximately as follows: 43% nuclear, 22% hydroelectric, 23% natural gas, 13% coal, and less than 1% diesel. The capacity factors in 2008 for SCE’s nuclear and coal-fired generating units were: 82% for San Onofre; 78% for Four Corners; and 86% for Palo Verde. For SCE’s hydroelectric plants, generating capacity is dependent on the amount of available water. SCE’s hydroelectric plants operated at a 24% capacity factor in 2008. These plants were operationally available for 73% of the year.

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

Thirty-one of SCE’s 36 hydroelectric plants (some with related reservoirs) are located in whole or in part on United States lands pursuant to 30- to 50-year FERC licenses that expire at various times between 2009 and 2039 (the remaining five plants are located entirely on private property and are not subject to FERC jurisdiction). Such licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE’s and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental purposes greater consideration in the licensing process. SCE has filed applications for the relicensing of certain hydroelectric projects with an aggregate capacity of approximately 915 MW. Annual licenses have been issued to SCE hydroelectric projects that are undergoing relicensing and whose long-term licenses have expired. Federal Power Act Section 15 requires that the annual licenses be renewed until the long-term licenses are issued or denied.

Substantially all of SCE’s properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds, of which approximately $5.80 billion in principal amount was outstanding on February 27, 2009. Such lien and SCE’s title to its properties generally are also subject to the terms of franchises, licenses, easements, leases, permits, contracts, and other instruments under which properties are held or operated, certain statutes and governmental regulations, liens for taxes and assessments, and certain other liens, prior rights and encumbrances which do not materially affect SCE’s right to use such properties in its business.

SCE’s rights in Four Corners, which is located on land of the Navajo Nation under an easement from the United States and a lease from the Navajo Nation, may be subject to possible defects. These defects include possible conflicting grants or encumbrances not ascertainable because of the absence of, or inadequacies in, the applicable recording law and the record systems of the Bureau of Indian Affairs and the Navajo Nation, the possible inability of SCE to resort to legal process to enforce its rights against the Navajo Nation without Congressional consent, the possible impairment or termination under certain circumstances of the easement and lease by the Navajo Nation, Congress, or the Secretary of the Interior, and the possible invalidity of the trust indenture lien against SCE’s interest in the easement, lease, and improvements on Four Corners.

Nuclear Power Matters

Information about operating issues related to Palo Verde appears in the MD&A under the heading “SCE: Other Developments — Palo Verde Nuclear Generating Station Outage and Inspection”. Information about nuclear decommissioning can be found under the heading “SCE: Other Developments” in the MD&A and in Notes 1 and 6 of Notes to Consolidated Financial Statements. Information about nuclear insurance can be found in Note 6 of Notes to Consolidated Financial Statements.

California law prohibits the CEC from siting or permitting a nuclear power plant in California until the CEC finds that there exists a federally approved and demonstrated technology or means for the disposal of high-level nuclear waste.

Purchased Power and Fuel Supply

SCE obtains the power needed to serve its customers from its generating facilities and from purchases from qualifying facilities, independent power producers, renewable power producers, the California ISO, and other utilities. In addition, power is provided to SCE’s customers through purchases by the CDWR under contracts with third parties. Sources of power to serve SCE’s customers during 2008 were as follows: 44.0% purchased power; 23.5% CDWR; 32.5% SCE-owned generation consisting of 17.6% nuclear, 7.1% gas, 5.2% coal, and 2.6% hydro.

Natural Gas Supply

SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide the natural gas needed for generation under those power contracts) and to serve demand for gas at Mountainview and SCE’s four peaker plants. All of the physical gas purchased by SCE in 2008 was purchased after competitive bidding, under North American Energy Standards Board agreements (master gas agreements) that define the terms and conditions of transactions with a particular supplier prior to any financial commitment.

In 2007, SCE secured a one-year natural gas storage capacity contract with Southern California Gas Company for the 2007/2008 storage season. Storage capacity was secured to provide operational flexibility and to mitigate potential costs associated with the dispatch of facilities that had tolling agreements with SCE.

Nuclear Fuel Supply

For San Onofre Units 2 and 3, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

Uranium concentrates	2020
Conversion	2020
Enrichment	2020
Fabrication	2015

For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below:

Uranium concentrates	2010
Conversion	2011
Enrichment	2013
Fabrication	2016

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

Insurance

SCE has property and casualty insurance policies, which include excess liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations. SCE believes that its insurance policies are appropriate in light of its past claims experience. However, no assurance can be given that SCE’s insurance will be adequate to cover all losses. See “SCE: Other Developments — Wildfire Insurance Issues” in the MD&A for further discussion.

Seasonality of Revenue

Due to warmer weather during the summer months, electric utility revenue during the third quarter of each year is generally significantly higher than other quarters.

Environmental Matters

SCE is subject to environmental regulation by federal, state and local authorities in the jurisdictions in which it operates. This regulation, including in the areas of air and water pollution, waste management, hazardous chemical use, noise abatement, land use, aesthetics, nuclear control and climate change, continues to result in the imposition of numerous restrictions on SCE’s operation of existing facilities, on the timing, cost, location, design, construction, and operation by SCE of new facilities, and on the cost of mitigating the effect of past operations on the environment.

SCE believes that it is in substantial compliance with environmental regulatory requirements. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, future proceedings that may be initiated by environmental and other regulatory authorities, cases in which new theories of liability are recognized, and settlements agreed to by other companies that establish precedent or expectations for the power industry, could affect the costs and the manner in which SCE conducts its businesses and could require substantial additional capital or operational expenditures or the ceasing of operations at certain of their facilities. There is no assurance that SCE’s financial position and results of operations would not be materially adversely affected. SCE is unable to predict the precise extent to which additional laws and regulations may affect their operations and capital expenditure requirements.

Typically, environmental laws and regulations require a lengthy and complex process for obtaining licenses, permits and approvals prior to construction, operation or modification of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital or operational expenditures. Furthermore, if SCE fails to comply with applicable environmental laws, it may be subject to injunctive relief, penalties and fines imposed by federal and state regulatory authorities.

SCE’s projected environmental capital expenditures and additional information about environmental matters affecting SCE appear in the MD&A under the heading “Other Developments — Environmental Matters” and in Note 6 of Notes to Consolidated Financial Statements under “Environmental Remediation.”

The principal environmental laws and regulations affecting SCE’s business are identified below.

Climate Change

Federal Legislative Initiatives

To date, the U.S. has pursued a voluntary GHG emissions reduction program to meet its obligations as a signatory to the UN Framework Convention on Climate Change. As a result of increased attention to climate change in the U.S., however, numerous bills have been introduced in the U.S. Congress that would reduce and/or tax GHG emissions in the U.S. Enactment of climate change legislation within the next several years now seems likely.

Regional Initiatives

A number of regional initiatives have been undertaken or are in process related to GHG emissions. Implementing regulations for such regional initiatives are likely to vary from state to state and may be more stringent and costly than federal legislative proposals currently being debated in Congress. It cannot yet be determined whether or to what extent any federal legislative system would seek to preempt regional or state initiatives, although such preemption would greatly simplify compliance and eliminate regulatory duplication.

See “Other Developments — Environmental Matters — Climate Change — Regional Initiatives” in the MD&A for further discussion.

State-Specific Legislation

In September 2006, California enacted two laws regarding GHG emissions. The first, known as AB 32 or the California Global Warming Solutions Act of 2006, establishes a comprehensive program to achieve reductions of GHG emissions. AB 32 requires the CARB to develop regulations which may include market-based compliance mechanisms targeted to reduce California’s GHG emissions to 1990 levels by 2020. The CARB’s mandatory program will take effect commencing in 2012 and will implement incremental reductions so that GHG emissions will be reduced to 1990 levels by 2020. See “Other Developments — Environmental Matters — State-Specific Legislation in the MD&A for further discussion.

California law also currently requires SCE to increase its procurement of renewable resources by at least 1% of its annual retail electricity sales per year so that 20% of its annual electricity sales are procured from renewable resources by no later than December 31, 2010. For additional discussion of renewable procurement standards, see “Regulatory Matters — Procurement of Renewable Resources” in the MD&A. Additionally, the AB 32 scoping plan suggests a 33% by 2025 renewables portfolio standard be adopted. See “Other Developments — Environmental Matters — Climate Change — State Specific Legislation” in the MD&A for further discussion.

In addition, the CPUC is addressing climate change-related issues in other regulatory proceedings. In 2007, the CPUC expanded the scope of its GHG rulemaking to include GHG emissions associated with the transmission, storage, and distribution of natural gas in California. This proceeding could affect SCE as a natural gas customer.

SCE will continue to monitor federal, regional, and state developments relating to climate change to determine their impact on its operations. Programs to reduce GHG emissions could significantly increase the cost of generating electricity from fossil fuels, especially coal, as well as the cost of purchased-power. Any such cost increases should generally be borne by customers.

Litigation Developments

Climate change regulation may also be affected by litigation in federal and state courts, as well as actions by licensing authorities.

Information regarding these developments appears in the MD&A under the heading “Other Developments — Environmental Matters — Climate Change — Litigation Developments.”

Emissions Data Reporting

SCE is a member of the California Climate Action Registry (CCAR), a non-profit, voluntary membership organization established by state law to allow members to report and certify their greenhouse gas emissions. SCE has been reporting annually to the CCAR since 2002. SCE’s 2007, independently certified GHG emissions, as reported to the CCAR were approximately 6.8 million metric tons from SCE-owned generation. SCE’s reported emissions are pro-rated to its ownership interests in the emitting facilities.

Edison International, SCE’s parent holding company, became a founding reporter to The Climate Registry, formed in May 2008. The Climate Registry is a multi-national organization, which allows organizations to voluntarily inventory, verify, and publicly report their GHG emissions. As part of Edison International’s reporting, SCE will be filing verified emissions information for 2008 in June 2009 with The Climate Registry.

Responses to Energy Demands and Future GHG Emission Constraints

Irrespective of the outcome of federal legislative deliberations, SCE believes that substantial limitations on GHG emissions are inevitable, through increased costs, mandatory emission limits or other mechanisms, and that demand for energy from renewable sources will also continue to increase. As a result, SCE is utilizing its experience in developing and managing a variety of energy generation systems to create a generation profile, using sources such as wind, solar, geothermal, biomass and small hydro plants, that will be adaptable to a variety of regulatory and energy use environments. SCE leads the nation in renewable power delivery. Its renewables portfolio of owned and procured sources currently consists of: 1,136 MW from wind, 921 MW from geothermal, 356 MW from solar, 178 MW from biomass, and 200 MW from small hydro.

SCE has developed and promoted several energy efficiency and demand response initiatives in the residential market, including an ongoing meter replacement program to help reduce peak energy demand; a rebate program to encourage customers to invest in more efficient appliances; subsidies for purchases of energy efficient lighting products; appliance recycling programs; widely publicized tips to our customers for saving energy; and a voluntary demand response program which offers customers financial incentives to reduce their electricity use. SCE is also replacing its electro-mechanical grid control systems with computerized devices that allow more effective grid management.

In April 2008, the CPUC authorized SCE to spend approximately $47 million on studying and evaluating the feasibility of an integrated gasification combined cycle plant with carbon capture and sequestration, referred to as Clean Hydrogen Power Generation (CHPG). SCE may be able to recover the amounts spent in rates subject to a requirement to make reasonable efforts to obtain co-funding from other entities. The CPUC has not authorized SCE to build or operate a CHPG plant, as technical feasibility and commercial reasonableness have not yet been proven.

Corporate Governance Processes

SCE’s Board of Directors regularly receives reports regarding environmental issues that affect SCE, including climate change issues. In addition, SCE participates in Edison International’s Environmental Policy Council, which has primary responsibility regarding environmental issues. The membership of the Council includes senior executives of SCE and reports directly to Edison International’s Chief Executive Officer.

Information regarding further current developments on climate change and GHG regulation appears in the MD&A under the heading “Other Developments — Environmental Matters — Climate Change.”

Air Quality Regulation

The Federal CAA, state clean air acts and federal and state regulations implementing such statutes apply to plants owned by SCE as well as to plants from which SCE may purchase power, and have their largest impact on the operation of coal-fired plants. These federal regulations require states to adopt implementation plans, known as SIPs, that are equal to or more stringent than the federal requirements, detailing how they will attain the standards that are mandated by the relevant law or regulation. See “Other Developments — Environmental Matters — Air Quality Regulation” in the MD&A for further discussion.

Hazardous Substances and Hazardous Waste Laws

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury, natural resource damages, and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986 and the Resource Conservation and Recovery Act, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several.

In connection with the ownership and operation of their facilities, SCE may be liable for costs associated with hazardous waste compliance and remediation required by laws and regulations. Through an incentive mechanism, the CPUC allows SCE to recover in retail rates paid by its customers some of the environmental remediation costs at certain sites. Additional information about these laws and regulations appears in Note 6 of Notes to Consolidated Financial Statements.

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

Clean Water Act — Cooling Water Standards and Regulations

On July 9, 2004, the US EPA published the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing large power plants. The purpose of the regulation was to reduce substantially the number of aquatic organisms that are pinned against cooling water intake structures (impingement) or drawn into cooling water systems (entrainment). Depending on the findings of demonstration studies contemplated by the rule to demonstrate the costs and benefits of compliance, cooling towers and/or other mechanical means of reducing impingement and entrainment of aquatic organisms could have been required.

On January 27, 2007, the Second Circuit rejected the US EPA rule and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost benefit and restoration to achieve compliance with the rule. On July 9, 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. On December 2, 2008, the U.S. Supreme Court heard oral arguments on this case. A decision is expected in the first half of 2009. The US EPA has delayed rulemaking pending the decision of the Supreme Court.

The California State Water Resources Control Board is developing a draft state policy on ocean-based, once-through cooling. Further information regarding the cooling water intake structure standards appears in the MD&A under the heading “Other Developments — Environmental Matters — Water Quality Regulation — Clean Water Act — Prohibition on the Use of Ocean–Based Once–Through Cooling.”

Electric and Magnetic Fields

Electric and magnetic fields naturally result from the generation, transmission, distribution and use of electricity. Since the 1970s, concerns have been raised about the potential health effects of EMF. After 30 years of research, a health hazard has not been established to exist. Potentially important public health questions remain about whether there is a link between EMF exposures in homes or work and some diseases, and because of these questions, some health authorities have identified EMF exposures as a possible human carcinogen. To date, none of the regulatory agencies with jurisdiction over Edison International’s subsidiaries have claimed there is a proven link between exposure to EMF and human health effects.

Financial Information About Geographic Areas

All of SCE’s revenue for the last three fiscal years is attributed to SCE’s country of domicile, the United States. All of SCE’s assets are located in the United States.

Item 1A. Risk Factors

SCE’s financial viability depends upon its ability to recover its costs in a timely manner from its customers through regulated rates.

SCE is a regulated entity subject to CPUC jurisdiction in almost all aspects of its business, including the rates, terms and conditions of its services, procurement of electricity for its customers, issuance of securities, dispositions of utility assets and facilities and aspects of the siting and operations of its electricity distribution systems. SCE’s ongoing financial viability depends on its ability to recover from its customers in a timely manner its costs, including the costs of electricity purchased for its customers, in its CPUC-approved rates and its ability to pass through to its customers in rates its FERC-authorized revenue requirements. SCE’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If SCE is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, its financial condition and results of operations would be materially adversely affected.

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

In its power purchase contracts and other procurement arrangements, SCE is exposed to risks from changes in the credit quality of its counterparties, many of whom may be adversely affected by the current conditions in the financial markets. If a counterparty were to default on its obligations, SCE could be exposed to potentially volatile spot markets for buying replacement power or selling excess power.

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

SCE’s ability to make scheduled payments of principal and interest, refinance debt, and fund its operations and planned capital expenditure projects depends on its cash flow and access to the capital markets. SCE’s ability to arrange financing and the costs of such capital are dependent on numerous factors, including its levels of indebtedness, maintenance of acceptable credit ratings, its financial performance, liquidity and cash flow, and other market conditions. Market conditions which could adversely affect SCE’s financing costs and availability include:

•	current financial market and economic conditions;

•	market prices for electricity or gas;

•	changes in interest rates and rates of inflation;

•	terrorist attacks or the threat of terrorist attacks on SCE’s facilities or unrelated energy companies; and

•	the overall health of the utility industry.

SCE may not be successful in obtaining additional capital for these or other reasons. The failure to obtain additional capital from time to time may have a material adverse effect on SCE’s liquidity and operations.

SCE is subject to numerous environmental laws and regulations with respect to operation of its facilities. New Laws and regulations could adversely affect SCE.

SCE is subject to extensive environmental regulations and permitting requirements that involve significant and increasing costs. SCE devotes significant resources to environmental monitoring, pollution control equipment and emission allowances to comply with existing and anticipated environmental regulatory requirements.

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

SCE operates in a highly regulated environment. SCE’s business is subject to extensive federal, state and local energy, environmental and other laws and regulations. The CPUC regulates SCE’s retail operations, and the FERC regulates SCE’s wholesale operations. The NRC regulates SCE’s nuclear power plants. The construction, planning, and siting of SCE’s power plants and transmission lines in California are also subject to the jurisdiction of the California Energy Commission (for plants 50 MW or greater), and the CPUC. The construction, planning and siting of transmission lines that are outside of California are subject to the regulation of the relevant state agency. Additional regulatory authorities with jurisdiction over some of SCE’s operations and construction projects include the California Air Resources Board, the California State Water Resources Control Board, the California Department of Toxic Substances Control, the California Coastal Commission, the US EPA, the Bureau of Land Management, the U.S. Fish and Wildlife Services, the U.S. Forest Service, Regional Water Quality Boards, the Bureau of Indian Affairs, the United States Department of Energy, the NRC, and various local regulatory districts.

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

Federal law limits public liability claims from a nuclear incident to the amount of available financial protection which is currently approximately $12.5 billion. SCE and other owners of the San Onofre and Palo

Verde nuclear generating stations have purchased the maximum private primary insurance available of $300 million per site. If the public liability limit above is insufficient, federal law contemplates that additional funds may be appropriated by Congress. This could include an additional assessment on all licensed reactor operators as a measure for raising further revenue. If this were to occur, a tension could exist between the federal government’s attempt to impose revenue-raising measures upon SCE and the CPUC’s willingness to allow SCE to pass this liability along to its customers, resulting in undercollection of SCE’s costs. There can be no assurance of SCE’s ability to recover uninsured costs in the event federal appropriations are insufficient.

SCE’s financial condition and results of operations could be materially adversely affected if it is unable to successfully manage the risks inherent in operating and improving its facilities.

SCE owns and operates extensive electricity facilities that are interconnected to the United States western electricity grid. SCE is also undertaking large-scale new infrastructure construction. The construction of infrastructure involves numerous risks, including risks related to permitting, governmental approvals, and construction delays. The operation of SCE’s facilities and the facilities of third parties on which it relies involves numerous risks, including:

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

The occurrence of any of these events could result in lower revenues or increased expenses and liabilities, or both, which may not be fully recovered through insurance, rates or other means in a timely manner or at all.

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

Navajo Nation Litigation

Information about the SCE Navajo Nation litigation appears in the MD&A under the heading “SCE: Other Developments — Navajo Nation Litigation.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of SCE during the fourth quarter of 2008.

Pursuant to Form 10-K’s General Instruction (General Instruction) G(3), the following information is included as an additional item in Part I:

Executive Officers of the Registrant

	Age at
Executive Officer(1)	December 31, 2008	Company Position

Alan J. Fohrer	58	Chairman of the Board and Chief Executive Officer
John R. Fielder	63	President
Pedro J. Pizarro	43	Executive Vice President, Power Operations
Bruce C. Foster	56	Senior Vice President, Regulatory Affairs
Cecil R. House	47	Senior Vice President, Safety, Operations Support and Chief Procurement Officer
James A. Kelly	51	Senior Vice President, Transmission and Distribution
Thomas M. Noonan	57	Senior Vice President and Chief Financial Officer
Stephen E. Pickett	58	Senior Vice President and General Counsel
Ross Ridenoure	54	Senior Vice President and Chief Nuclear Officer
Mahvash Yazdi	57	Senior Vice President, Business Integration, and Chief Information Officer
Lynda L. Ziegler	56	Senior Vice President, Customer Service
Linda G. Sullivan	45	Vice President and Controller

(1)	The term “Executive Officers” is defined by Rule 3b-7 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

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

Executive Officer	Company Position	Effective Dates

Alan J. Fohrer	Chairman of the Board and Chief Executive Officer, SCE	June 2007 to present
	Chief Executive Officer and Director, SCE	January 2002 to June 2007

John R. Fielder	President, SCE	October 2005 to present
	Senior Vice President, Regulatory Policy and Affairs, SCE	February 1998 to October 2005

Pedro J. Pizarro	Executive Vice President, Power Operations, SCE	April 2008 to present
	Senior Vice President, Power Procurement, SCE	May 2005 to March 2008
	Vice President, Power Procurement, SCE	January 2004 to May 2005

Executive Officer	Company Position	Effective Dates

Bruce C. Foster	Senior Vice President, Regulatory Operations, SCE	March 2006 to present
	Vice President, Regulatory Operations, SCE	January 1995 to February 2006

Cecil R. House	Senior Vice President, Safety, Operations Support and Chief Procurement Officer, SCE	September 2008 to present
	Senior Vice President, Safety, Operations Support and Chief Procurement Officer, Edison International and SCE	March 2007 to September 2008
	Vice President, Safety, Operations Support and Chief Procurement Officer, Edison International and SCE	November 2006 to March 2007
	Vice President, Operations Support and Chief Procurement Officer, Edison International and SCE	April 2006 to November 2006
	Vice President, Public Service Electric & Gas Company(1)	March 2005 to March 2006
	Vice President, Supply Chain Management, PSEG Services Corporation	February 2003 to March 2005

James A. Kelly	Senior Vice President, Transmission and Distribution, SCE	April 2008 to present
	Vice President, Engineering and Technical Services, SCE	March 2004 to March 2008
	Vice President, Regulatory Compliance, SCE	April 2001 to February 2004

Thomas M. Noonan	Senior Vice President and Chief Financial Officer, SCE	June 2005 to present
	Vice President, Chief Financial Officer and Controller, SCE	March 2005 to June 2005
	Vice President and Controller, Edison International	March 1999 to May 2005
	Vice President and Controller, SCE	March 1999 to March 2005

Stephen E. Pickett	Senior Vice President and General Counsel, SCE	January 2002 to present

Ross Ridenoure	Senior Vice President and Chief Nuclear Officer, SCE	June 2008 to present
	Vice President and Site Manager, SONGS, SCE	December 2007 to May 2008
	Vice President and Chief Nuclear Officer, Omaha Public Power District	December 2003 to November 2007

Mahvash Yazdi	Senior Vice President, Business Integration, and Chief Information Officer, SCE	September 2008 to present
	Senior Vice President, Business Integration, and Chief Information Officer, Edison International and SCE	January 2000 to September 2008

Executive Officer	Company Position	Effective Dates

Lynda L. Ziegler	Senior Vice President, Customer Service, SCE	March 2006 to present
	Vice President, Customer Service Business Unit, SCE	May 2005 to March 2006
	Director, Customer Programs and Services Division, SCE	January 2004 to April 2005
Linda G. Sullivan	Vice President and Controller, Edison International and SCE	June 2005 to present
	Assistant Controller, Edison International	May 2002 to May 2005
	Assistant Controller, SCE	March 2005 to May 2005

(1)	Public Service Electric & Gas Company is a large electric and gas utility located in New Jersey and is not a parent, subsidiary or affiliate of Edison International. Mr. House served as Vice President of Supply Chain Management and Vice President of Customer Operations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in the Annual Report, under Quarterly Financial Data on page 109 and is incorporated herein by this reference. As a result of the formation of a holding company described above in Item 1, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.

Item 201(d) of Regulation S-K, “Securities Authorized For Issuance Under Equity Compensation Plans,” is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Item 6. Selected Financial Data

Information responding to Item 6 is included in the Annual Report under “Selected Financial Data: 2004 — 2008” on page 110, and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information responding to Item 7 is included in the Annual Report and contained in Exhibit 13 hereto and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information responding to Item 7A is included in the MD&A under the headings “Market Risk Exposures” on pages 33 through 37.

Item 8. Financial Statements and Supplementary Data

Certain information responding to Item 8 is set forth after Item 15 in Part III. Other information responding to Item 8 is included in the Annual Report on pages 55 through 59 and is incorporated herein by this reference.

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

Management’s Report on Internal Control Over Financial Reporting

SCE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) for SCE. Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, SCE’s management conducted an evaluation of the effectiveness of SCE’s internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the COSO framework, SCE’s management concluded that SCE’s internal control over financial reporting was effective as of December 31, 2008.

Change in Internal Control Over Financial Reporting

As discussed above, in 2008, SCE implemented a series of SAP enterprise resource planning (“ERP”) modules, including financial reporting, general ledger, consolidation, property accounting, treasury, supply chain, payroll, human resources and work management. The implementation of these ERP modules and the related workflow capabilities resulted in material changes to SCE’s internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, SCE has modified the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in SCE’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning executive officers of SCE is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 will appear in SCE’s definitive Proxy Statement to be filed with the SEC in connection with SCE’s Annual Shareholders’ Meeting to be held on April 23, 2009, under the headings “Election of Directors, Nominees for Election,” and “Board Committees and Subcommittees,” and is incorporated herein by this reference.

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

Item 11. Executive Compensation

Information responding to Item 11 will appear in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committees’ Report,” “Compensation Committees’ Interlocks and Insider Participation,” “Summary Compensation Table — Fiscal 2008,” “Grants of Plan-Based Awards in Fiscal 2008,” “Outstanding Equity Awards at Fiscal 2008 Year-End,” “Option Exercises and Stock Vested in Fiscal 2008,” “Pension Benefits,” “Non-qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation,” and is incorporated herein by this reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responding to Item 13 will appear in the Proxy Statement under the headings “Certain Relationships and Related Transactions,” and “Questions and Answers on Corporate Governance — Q: Is SCE subject to the same stock exchange listing standards regarding corporate governance matters as EIX?, — Q: How do the EIX and SCE Boards determine which Directors are considered independent? and — Q: Which Directors have the EIX and SCE Boards determined are independent?” and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Information responding to Item 14 will appear in the Proxy Statement under the heading “Independent Registered Public Accounting Firm Fees,” and is incorporated herein by this reference.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following items contained in the Annual Report are found on pages 55 through 110, and are incorporated herein by this reference to Exhibit 13 to this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2008, 2007, and 2006

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Common Shareholders’ Equity — Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2) Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements

The following documents may be found in this report at the indicated page numbers:

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	24
Schedule II — Valuation and Qualifying Accounts for the
Year Ended December 31, 2008	25
Year Ended December 31, 2007	26
Year Ended December 31, 2006	27

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

To the Board of Directors
of Southern California Edison Company:

Our audits of the consolidated financial statements referred to in our report dated March 2, 2009, appearing in the 2008 Annual Report to Shareholders of Southern California Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 2, 2009

Southern California Edison Company

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2008

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

In millions

Uncollectible accounts
Customers	$20.6	$28.7	$—	$20.9		$28.4
All other	13.9	8.2	—	11.8		10.3

Total	$34.5	$36.9	$—	$32.7	(a)	$38.7

(a)	Accounts written off, net.

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

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

Principal Executive Officer:
	Alan J. Fohrer*	Chairman of the Board and Chief Executive Officer

Principal Financial Officer:
	Thomas M. Noonan*	Senior Vice President and Chief Financial Officer

Controller or Principal Accounting Officer:
	Linda G. Sullivan	Vice President and Controller

Board of Directors:
	Vanessa C.L. Chang*	Director
	France A. Córdova*	Director
	Theodore F. Craver, Jr.	Director
	Charles B. Curtis*	Director
	Bradford M. Freeman*	Director
	Luis G. Nogales*	Director
	Ronald L. Olson*	Director
	James M. Rosser*	Director
	Richard T. Schlosberg, III*	Director
	Thomas C. Sutton*	Director
	Brett White*	Director

*By:	/s/ Linda G. Sullivan LINDA G. SULLIVAN Vice President and Controller

Date: March 2, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Certificate of Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006 (File No. 1-2213, filed as Exhibit 3.1 to Southern California Edison Company’s Form 10-K for the year ended December 31 2005)*
3.2		Amended Bylaws of Southern California Edison Company, as Adopted by the Board of Directors effective December 11, 2008
4.1		Senior Indenture, dated September 28, 1999 (File No. 1-9936, filed as Exhibit 4.1 to Edison International’s Form 10-Q for the quarter ended September 30, 1999)*
4.2		Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (Registration No. 2-1369)*
4.3		Supplemental Indenture, dated as of March 1, 1927 (Registration No. 2-1369)*
4.4		Third Supplemental Indenture, dated as of June 24, 1935 (Registration No. 2-1602)*
4.5		Fourth Supplemental Indenture, dated as of September 1, 1935 (Registration No. 2-4522)*
4.6		Fifth Supplemental Indenture, dated as of August 15, 1939 (Registration No. 2-4522)*
4.7		Sixth Supplemental Indenture, dated as of September 1, 1940 (Registration No. 2-4522)*
4.8		Eighth Supplemental Indenture, dated as of August 15, 1948 (Registration No. 2-7610)*
4.9		Twenty-Fourth Supplemental Indenture, dated as of February 15, 1964 (Registration No. 2-22056)*
4.10		Eighty-Eighth Supplemental Indenture, dated as of July 15, 1992 (File No. 1-2313, Form 8-K dated July 22, 1992)*
4.11		Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*
10	.1**	Form of 1981 Deferred Compensation Agreement (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1981)*
10	.2**	Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1985)*
10	.2.1**	Amendment to 1985 Deferred Compensation Plan Agreement for Executives and Deferred Compensation Plan Deferred Compensation Agreement with John E. Bryson, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.34 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*
10	.2.2**	Agreement between Edison International and Southern California Edison Company, dated December 31, 2003, addressing responsibility for the prospective costs of participation of John E. Bryson under the 1985 Deferred Compensation Plan Agreement for Executives, dated September 27, 1985, as amended, and the Deferred Compensation Plan Deferred Compensation Agreement, dated November 28, 1984, as amended (File No. 1-2313, filed as Exhibit 10.35 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*
10	.3**	Form of 1985 Deferred Compensation Agreement for Directors (File No. 1-2313, filed as Exhibit 10.4 to Southern California Edison Company’s Form 10-K for the year ended December 31, 1985)*
10	.3.1**	Amendment to 1985 Deferred Compensation Plan Agreement for Directors with James M. Rosser, dated December 31, 2003 (File No. 1-2313, filed as Exhibit 10.36 to Southern California Edison Company’s Form 10-K for the year ended December 31, 2003)*
10	.4**	Director Deferred Compensation Plan as amended December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.4 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.5**	2008 Director Deferred Compensation Plan, effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.5 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.6**	Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to Edison International’s Form 10-K for the year ended December 31, 1995)*

Exhibit
Number		Description

10	.6.1**	Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*
10	.6.2.**	Executive and Director Grantor Trust Agreements Amendment 2008-1 (File No. 1-9936, filed as Exhibit No. 10.6.2 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.7**	Executive Deferred Compensation Plan, as amended and restated December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.7 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.8**	2008 Executive Deferred Compensation Plan, effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.8 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.9**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International’s Form 10-K for the year ended December 31, 1995)*
10	.9.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*
10	.10**	Executive Supplemental Benefit Program, as amended December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.10 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.11**	Dispute resolution amendment, adopted November 30, 1989 of 1981 Executive Deferred Compensation Plan and 1985 Executive and Director Deferred Compensation Plans (File No. 1-9936, filed as Exhibit 10.21 to Edison International’s Form 10-K for the year ended December 31, 1998)*
10	.12**	Executive Retirement Plan as restated effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.12 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.13**	2008 Executive Retirement Plan effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.13 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.14**	Executive Incentive Compensation Plan, as amended October 24, 2007 (File No. 1-9936, filed as Exhibit 10.9 to Edison International’s Form 10-Q for the quarter ended September 30, 2007)*
10	.15**	2008 Executive Disability Plan, effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.15 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.16**	2008 Executive Survivor Benefit Plan, effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.16 to Edison Internationals’s Form 10-K for the year ended December 31, 2008)*
10	.17**	Retirement Plan for Directors, as amended and restated effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.17 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.18**	Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 1998)*
10	.18.1**	Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.4 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*
10	.18.2**	Amendment of Equity Compensation Plans, adopted October 25, 2006 (File No. 1-9936, filed as Exhibit 10.52 to Edison International’s Form 10-K for the year ended December 31, 2006)*
10	.19**	2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*
10	.20**	2007 Performance Incentive Plan (File No. 1-9936, filed as Exhibit A to the Edison International and Southern California Edison Joint Proxy Statement filed on March 16, 2007)*
10	.21**	Terms and conditions for 1999 long-term compensation awards under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 1999)*
10	.21.1**	Terms and conditions for 2000 basic long-term incentive compensation awards under the Equity Compensation Plan, as restated (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2000)*

Exhibit
Number		Description

10	.21.2**	Terms and conditions for 2000 special stock option awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 2000)*
10	.21.3**	Terms and conditions for 2002 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2002)*
10	.21.4**	Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2003)*
10	.21.5**	Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2004)*
10	.21.6**	Terms and conditions for 2005 long-term compensation award under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.2 to Edison International’s Form 8-K dated December 16, 2004 and filed on December 22, 2004)*
10	.21.7**	Terms and conditions for 2006 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.29 to Edison International’s Form 10-K for the year ended December 31, 2005)*
10	.21.8**	Terms and conditions for 2007 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.1 to Edison International’s Form 8-K dated February 22, 2007 and filed on February 26, 2007)*
10	.21.9**	Terms and conditions for 2007 long-term compensation awards under the Equity Compensation Plan and the 2007 Performance Incentive Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2007)*
10	.22**	Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2002)*
10	.22.1**	Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2004)*
10	.22.2*	Director Nonqualified Stock Option Terms and Conditions under the 2007 Performance Incentive Plan (File 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2007)*
10	.23**	Edison International and Edison Capital Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended September 30, 2000)*
10	.23.1**	Edison International and Edison Capital Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended September 30, 2000)*
10	.23.2**	Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.93 to the Edison Mission Energy’s Form 10-K for the year ended December 31, 2001)*
10	.23.3**	Edison International and Edison Mission Energy Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.94 to the Edison Mission Energy’s Form 10-K for the year ended December 31, 2001)*
10	.24**	Estate and Financial Planning Program as amended December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.24 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.25**	Resolution regarding the computation of disability and survivor benefits prior to age 55 for Alan J. Fohrer dated February 17, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended March 31, 2000)*

Exhibit
Number		Description

10	.26**	2008 Executive Severance Plan, as amended and restated effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.26 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.27**	Director Deferred Compensation Plan Authorization of Edison International (File No. 1-9936, filed in Edison International’s Form 8-K dated December 30, 2004, and filed on January 5, 2005)*
10	.28**	2008 Director Deferred Compensation Plan, effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.28 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.29**	Edison International Director Compensation Schedule, as adopted May 19, 2005, as amended (File No. 1-9936, filed as Exhibit 10.47 to Edison International’s Form 10-K for the year ended December 31, 2005)*
10	.30**	Edison International Director Compensation Schedule, as adopted June 29, 2007 and revised effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.30 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.31**	Edison International Director Matching Gifts Program, as adopted June 29, 2007 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended June 30, 2007)*
10	.32**	Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No. 1-9936, filed as Exhibit 99.3 to Edison International’s Form 8-K dated May 19, 2005, and filed on May 25, 2005)*
10.33		Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.33.1	Amended and Restated Tax Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.33.2	Amended and Restated Tax Allocation Agreement between Edison Capital and Edison Funding Company (formerly Mission First Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.33.3	Tax Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.3 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.33.4	Administrative Agreement re Tax Allocation Payments among Edison International, Southern California Edison Company, The Mission Group, Edison Capital, Mission Energy Holding Company, Edison Mission Energy, Edison O&M Services, Edison Enterprises, and Mission Land Company dated July 2, 2001 (File No. 1-9936, filed as Exhibit 10.3.4 to Edison International’s Form 10-Q for the quarter ended September 30, 2002)*
10	.34**	Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International’s Form 10-Q for the period ended June 30, 2005, and filed on August 9, 2005)*
10	.35**	2008 Executive Bonus Program (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated February 28, 2008 and filed on March 5, 2008)*
10	.36**	Edison International Executive Perquisites (File No. 1-9936, filed as Exhibit No. 10.36 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.37**	Section 409A and Other Conforming Amendments to Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10	.37.1**	Section 409A Amendments to Director Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37.1 to Edison International’s Form 10-K for the year ended December 31, 2008)*

Exhibit
Number		Description

10	.38**	Consulting Arrangement with John E. Bryson (File No. 1-9936, filed as Exhibit 10.38 to Edison International’s Form 10-K for the year ended December 31, 2008)*
10.39		Amended and Restated Credit Agreement, dated as of February 23, 2007, among Southern California Edison Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, Lehman Commercial Paper Inc., and Wells Fargo Bank, N.A., as Documentation Agents, and the lenders thereto (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison Company’s Form 8-K dated and filed February 27, 2007)*
10.40		First Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2008 (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison Company’s Form 8-K dated and filed March 19, 2008)*
10.41		Second Amendment to Amended and Restated Credit Agreement, dated as of December 19, 2008
12		Computation of Ratios of Earnings to Fixed Charges
13		Selected portions of the Annual Report to Shareholders for year ended December 31, 2007
23		Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1		Power of Attorney
24.2		Certified copy of Resolution of Board of Directors Authorizing Signature
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32		Statement Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference pursuant to Rule 12b-32.

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.