Form 10-Q
period 2009-03-31
SOUTHERN CALIFORNIA EDISON CO
filed 2009-05-08
CIK 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-2313

SOUTHERN CALIFORNIA EDISON COMPANY
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-1240335 (I.R.S. Employer Identification No.)
2244 Walnut Grove Avenue (P. O. Box 800) Rosemead, California (Address of principal executive offices)	91770 (Zip Code)
(626) 302-1212 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, no par value	Outstanding at May 5, 2009 434,888,104

SOUTHERN CALIFORNIA EDISON COMPANY

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

AB	Assembly Bill
AFUDC	allowance for funds used during construction
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARB	Clean Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
CPSD	Consumer Protection and Safety Division
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	United States Department of Energy
DPV2	Devers-Palo Verde II
DRA	Division of Ratepayer Advocates
DWP	Los Angeles Department of Water & Power
EME	Edison Mission Energy
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
FIN 39-1	Financial Accounting Standards Interpretation No. 39-1, Amendment of FASB Interpretation No. 39
FIN 48	Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109
FSP	FASB Staff Position
FTRs	firm transmission rights
GAAP	generally accepted accounting principles
GHG	greenhouse gas
Global Settlement	A settlement between Edison International and the IRS that resolves all outstanding tax disputes for open tax years 1986 through 2002.

GLOSSARY (Continued)

GRC	General Rate Case
Investor-Owned Utilities	SCE, SDG&E and PG&E
IRS	Internal Revenue Service
ISO	California Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Mohave	Mohave Generating Station
MRTU	Market Redesign and Technology Upgrade
MW	megawatts
MWh	megawatt-hours
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
Palo Verde	Palo Verde Nuclear Generating Station
PBOP(s)	postretirement benefits other than pension(s)
PBR	performance-based ratemaking
PG&E	Pacific Gas & Electric Company
POD	Presiding Officer's Decision
PX	California Power Exchange
QF(s)	qualifying facility(ies)
RICO	Racketeer Influenced and Corrupt Organization
ROE	return on equity
S&P	Standard & Poor's
SAB	Staff Accounting Bulletin
San Onofre	San Onofre Nuclear Generating Station
SCAQMD	South Coast Air Quality Management District
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS No. 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
SFAS No. 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements

GLOSSARY (Continued)

SFAS No. 158	Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans
SFAS No. 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements
SFAS No. 161	Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133
SO2	sulfur dioxide
SRP	Salt River Project Agricultural Improvement and Power District
The Tribes	Navajo Nation and Hopi Tribe
TURN	The Utility Reform Network
US EPA	United States Environmental Protection Agency
VIE(s)	variable interest entity(ies)

SOUTHERN CALIFORNIA EDISON COMPANY

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

In millions	2009	2008

	(Unaudited)
Operating revenue	$2,189	$2,379

Fuel	199	350
Purchased power	540	693
Other operation and maintenance	658	664
Depreciation, decommissioning and amortization	285	266
Property and other taxes	66	62
Gain on sale of assets	—	(1)

Total operating expenses	1,748	2,034

Operating income	441	345
Interest income	4	5
Other nonoperating income	26	19
Interest expense – net of amounts capitalized	(109)	(97)
Other nonoperating deductions	(8)	(12)

Income before income taxes	354	260
Income tax expense	121	81

Net income	233	179
Less: Net income attributable to noncontrolling interests	12	16
Dividends on preferred and preference stock not subject to mandatory redemption	13	13

Net income available for common stock	$208	$150

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,

In millions	2009	2008

	(Unaudited)
Net income	$233	$179
Other comprehensive loss, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income – net	—	(1)

Comprehensive income	233	178
Less: Comprehensive income attributable to noncontrolling interests	12	16

Comprehensive income attributable to Southern California Edison	$221	$162

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions	March 31, 2009	December 31, 2008

	(Unaudited)
ASSETS
Cash and equivalents	$1,177	$1,611
Short-term investments	4	3
Receivables, less allowances of $37 and $39 for uncollectible accounts at respective dates	686	703
Accrued unbilled revenue	335	328
Inventory	322	365
Derivative assets	129	157
Margin and collateral deposits	37	17
Regulatory assets	571	605
Deferred income taxes – net	76	147
Other current assets	240	266

Total current assets	3,577	4,202

Nonutility property – less accumulated depreciation of $782 and $765 at respective dates	937	953
Nuclear decommissioning trusts	2,399	2,524
Other investments	74	68

Total investments and other assets	3,410	3,545

Utility plant, at original cost:
Transmission and distribution	20,188	20,006
Generation	1,833	1,819
Accumulated depreciation	(5,606)	(5,570)
Construction work in progress	2,649	2,454
Nuclear fuel, at amortized cost	257	260

Total utility plant	19,321	18,969

Derivative assets	439	74
Regulatory assets	5,273	5,414
Other long-term assets	375	364

Total long-term assets	6,087	5,852

Total assets	$32,395	$32,568

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED BALANCE SHEETS

In millions, except share amounts	March 31, 2009	December 31, 2008

	(Unaudited)
LIABILITIES AND EQUITY
Short-term debt	$1,558	$1,893
Long-term debt due within one year	250	150
Accounts payable	659	948
Accrued taxes	366	340
Accrued interest	120	153
Counterparty collateral	7	8
Customer deposits	233	227
Book overdrafts	185	224
Derivative liabilities	141	156
Regulatory liabilities	972	1,111
Other current liabilities	418	564

Total current liabilities	4,909	5,774

Long-term debt	6,489	6,212

Deferred income taxes – net	3,036	2,918
Deferred investment tax credits	99	101
Customer advances	130	137
Derivative liabilities	742	738
Pensions and benefits	2,527	2,485
Asset retirement obligations	3,049	3,007
Regulatory liabilities	2,542	2,481
Other deferred credits and other long-term liabilities	863	902

Total deferred credits and other liabilities	12,988	12,769

Total liabilities	24,386	24,755

Commitments and contingencies (Note 6)

Common stock, no par value (434,888,104 shares outstanding at each date)	2,168	2,168
Additional paid-in capital	536	532
Accumulated other comprehensive loss	(14)	(14)
Retained earnings	4,032	3,827

Total common shareholder's equity	6,722	6,513
Preferred and preference stock not subject to mandatory redemption	920	920
Noncontrolling interests	367	380

Total equity	8,009	7,813

Total liabilities and equity	$32,395	$32,568

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

In millions	2009	2008

	(Unaudited)
Cash flows from operating activities:
Net income	$233	$179
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	285	266
Net nuclear decommissioning trust loss in nuclear ARO regulatory assets and liabilities	32	32
Other amortization	25	24
Stock-based compensation	3	3
Deferred income taxes and investment tax credits	122	(2)
Regulatory assets	388	77
Regulatory liabilities	(144)	186
Derivative assets	(337)	(127)
Derivative liabilities	(11)	(60)
Other assets	(13)	(13)
Other liabilities	(19)	86
Margin and collateral deposits – net of collateral received	(20)	6
Receivables and accrued unbilled revenue	15	26
Inventory and other current assets	69	(18)
Book overdrafts	(39)	(22)
Accrued interest and taxes	(7)	30
Accounts payable and other current liabilities	(176)	(215)

Net cash provided by operating activities	406	458

Cash flows from financing activities:
Long-term debt issued	750	600
Long-term debt issuance costs	(10)	(9)
Long-term debt repaid	(151)	—
Bonds repurchased	(219)	(212)
Preferred stock redeemed	—	(7)
Short-term debt financing – net	(335)	(100)
Shares purchased for stock-based compensation	(3)	(15)
Proceeds from stock option exercises	3	5
Excess tax benefits related to stock-based awards	2	6
Distributions to noncontrolling interests	(25)	(34)
Dividends paid	(113)	(38)

Net cash provided (used) by financing activities	(101)	196

Cash flows from investing activities:
Capital expenditures	(690)	(588)
Proceeds from nuclear decommissioning trust sales	658	829
Purchases of nuclear decommissioning trust investments	(700)	(859)
Purchases of short-term investments	(1)	(1)
Customer advances for construction and other investments	(6)	(5)

Net cash used by investing activities	(739)	(624)

Net increase (decrease) in cash and equivalents	(434)	30
Cash and equivalents, beginning of period	1,611	252

Cash and equivalents, end of period	$1,177	$282

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Statement

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary for a fair statement of the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

This quarterly report should be read in conjunction with SCE's Annual Report to Shareholders incorporated by reference into SCE's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

SCE's significant accounting policies were described in Note 1 of "Notes to consolidated financial statements" included in its 2008 Annual Report on Form 10-K. SCE follows the same accounting policies for interim reporting purposes.

The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain prior-period reclassifications have been made to conform to the current year financial statement presentation mostly pertaining to the adoption of SFAS No. 160 and the elimination of the previously reported income statement caption "Provision for regulatory adjustment clauses – net" through classifications within relevant captions including "Operating revenue," "Purchased power," "Other operation and maintenance" and "Depreciation, decommissioning and amortization."

Cash Equivalents

Cash equivalents included money market funds totaling $1.05 billion and $1.49 billion at March 31, 2009 and December 31, 2008, respectively. The carrying value of cash equivalents approximates fair value due to maturities of less than three months. For further discussion of money market funds, see Note 9. Additionally, cash and equivalents of $83 million and $89 million at March 31, 2009 and December 31, 2008, respectively are included for four projects that SCE is consolidating under an accounting interpretation for VIEs.

Margin and Collateral Deposits

Margin and collateral deposits include cash deposited with counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in the fair value of the positions. In accordance with FIN No. 39-1, SCE presents a portion of its margin and cash collateral deposits net with its derivative positions on its consolidated balance sheets. Amounts recognized for cash collateral provided to others that have been offset against derivative liabilities totaled $110 million and $72 million at March 31, 2009 and December 31, 2008, respectively.

New Accounting Pronouncements

Accounting Pronouncements Adopted

Effective January 1, 2009, Edison International adopted SFAS No. 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption of SFAS No. 157 for nonrecurring fair value measurements did not have a material impact on SCE's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, which requires an entity to present noncontrolling interests that reflect the ownership interests in subsidiaries held by parties other than the entity, within the equity section but separate from the entity's equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interests to be accounted for similarly as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. SCE adopted SFAS No. 160 effective January 1, 2009 and retrospectively applied this standard as of December 31, 2008. In accordance with this standard, SCE reclassified "Noncontrolling interests" of $380 million and "Preferred and preference stock not subject to mandatory redemption" of $920 million to a component of equity. For additional information, see Note 7.

In March 2008, the FASB issued SFAS No. 161, which requires additional disclosures related to derivative instruments, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SCE adopted this pronouncement effective January 1, 2009. Since SFAS No. 161 impacts disclosures only, the adoption of this standard did not have an impact on SCE's consolidated results of operations, financial position or cash flows. For additional information regarding the adoption, see Note 2.

Accounting Pronouncements Not Yet Adopted

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This position requires additional plan asset disclosures about the major categories of assets, the inputs and valuation techniques used to measure fair value, the level within the fair value hierarchy, the effect of using significant unobservable inputs (Level 3) and significant concentrations of risk. This position is effective for years ending after December 15, 2009 and, therefore, SCE will adopt FSP FAS 132(R)-1 at year-end 2009. FSP FAS 132(R)-1 will impact disclosures only and will not have an impact on SCE's consolidated results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly." FSP SFAS No. 157-4 affirms the objective of a fair value measurement, which is to identify the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date between market participants ("exit price") in the current inactive market. FSP SFAS No. 157-4 includes guidance on identifying circumstances that indicate when there is no active market or transactions where the price inputs being used represent distressed or forced sales. If either of these conditions exists, FSP SFAS No. 157-4 provides additional direction for estimating fair value and requires disclosure of a change in valuation technique (and the related inputs) resulting from the application of this position and to quantify its effects, if practicable. SCE will adopt FSP SFAS No. 157-4 in the second quarter of 2009 and is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS No. 115-2 changes existing guidance for determining whether impairment is other than temporary for debt securities. Under FSP SFAS No. 115-2, an entity would write down to fair value through earnings, impaired debt securities that it currently intends to sell or for which it is more likely than not it will have to sell before recovery. If an entity does not intend and will not be required to sell a debt security but it is probable that the entity will not collect all amounts due, the entity will separate the other-than-temporary impairment into two components: 1) the amount due to credit loss would be recognized in earnings, and 2) the remaining portion would be recognized in other comprehensive income. Upon adoption, a cumulative adjustment may be required for the noncredit component of a previously recognized other-than-temporary impairment. FSP SFAS No. 115-2 requires increased disclosures including the amortized cost basis, credit losses, a potential increase in major security categories and quarterly as well as annual disclosures. Edison International will adopt FSP SFAS No. 115-2 in the second quarter of 2009 and is currently evaluating the impact, if any, that the adoption of this position could have on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This position requires disclosures about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. SCE will adopt this position in the second quarter of 2009. Since FSP SFAS No. 107-1 and APB No. 28-1 impacts disclosure only, the adoption of this position will not have an impact on SCE's consolidated results of operations, financial position or cash flows.

Related Party Transactions

During the first quarter of 2008, a subsidiary of EME was awarded, through a competitive bidding process, a ten-year power sales contract with SCE for the output of a 479 MW gas-peaking facility located in the City of Industry, California, which is referred to as the Walnut Creek project. Deliveries under the power sales agreement are expected to commence in 2013. The project is subject to resolution of uncertainty regarding the availability of required emission credits.

Note 2. Derivative Instruments and Hedging Activities

Electric Utility

Commodity Price Risk

SCE is exposed to commodity price risk from its purchases of capacity and ancillary services to meet peak energy requirements and from exposure to natural gas prices that affect costs associated with power purchased from QFs, fuel tolling arrangements, and its own gas-fired generation, including SCE's Mountainview and peaker plants. Contract energy prices for most nonrenewable QFs are based in large part on the monthly index price of natural gas delivered at the Southern California border. SCE also has power contracts, referred to as tolling arrangements, in which SCE has agreed to provide the natural gas needed for generation under those power contracts or pay for the natural gas based on published index prices. In addition to SCE's Mountainview and peaker plants, approximately 48% of SCE's purchased power supply is subject to natural gas price volatility. Fair value changes in SCE's derivative instruments are expected to be recovered from or refunded to ratepayers and therefore, fair value changes have no impact on earnings, but may temporarily affect cash flows.

Natural Gas and Electricity Price Risk

SCE has an active hedging program in place to minimize ratepayer exposure to variability in market prices; however, to the extent that SCE does not mitigate the exposure to commodity price risk, the unhedged portion is subject to the risks and benefits of spot-market price movements, which are ultimately passed-through to ratepayers.

To mitigate SCE's exposure to variability in market prices, SCE enters into energy options, tolling arrangements, forward physical contracts and transmission congestion rights (FTRs and CRRs). SCE also enters into contracts for power and gas options, as well as swaps and futures, in order to mitigate its exposure to increases in natural gas and electricity pricing. These transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans.

SCE records its derivative instruments on its consolidated balance sheets at fair value unless they meet the definition of a normal purchase or sale. The derivative instrument fair values are marked to market at the end of each reporting period. Any fair value changes are expected to be recovered from or refunded to customers through regulatory mechanisms and therefore, SCE's fair value changes have no impact on purchased-power expense or earnings. Hedge accounting is not used for these transactions due to this regulatory accounting treatment.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

Commodity	Unit of Measure	Economic Hedges

		(Unaudited)
Electricity options, swaps and forward arrangements	MW	24,078
Natural gas options, swaps and forward arrangements	Bcf	248
Congestion revenue rights(1)	MW	548,854
Tolling arrangements(2)	MW	2,556

(1)
During the first quarter of 2008, the CAISO held an auction for FTRs. SCE participated in the CAISO auction and paid $62 million to secure FTRs for the period April 2008 through March 2009. As of March 31, 2009, there were no FTRs outstanding. The FTRs have been replaced with CRRs in the CAISO's market redesign environment. SCE recognized the FTRs at fair value.

In September 2007 and November 2008, the CAISO allocated CRRs for the period April 2009 through December 2017 based on SCE's load requirements. In addition, SCE participated in CAISO auctions for the procurement of additional CRRs. The CRRs meet the definition of a derivative under SFAS No. 133.

(2)
In compliance with a CPUC mandate, SCE held an open, competitive solicitation that produced agreements with different project developers who have agreed to construct new, Southern California generating resources. SCE has entered into a number of contracts, of which five received regulatory approval in the fourth quarter of 2008 and are recorded as derivative instruments. The contracts provide for fixed capacity payments as well as pricing for energy delivered based on a heat rate and contractual operation and maintenance prices. However, due to uncertainty regarding the availability of required emission credits, some of the generating resources may not be constructed and the contracts associated with these resources could therefore terminate, at which time SCE would no longer account for these contracts as derivatives.

Fair Value of Derivative Instruments

The following table summarizes the gross fair values of commodity derivative instruments (before netting) at March 31, 2009:

	Derivative Assets			Derivative Liabilities

In millions	Short- Term	Long- Term	Total	Short- Term	Long- Term	Total

	(Unaudited)
Non-Trading Activities
Economic Hedges	$130	$439	$569	$252	$742	$994
Netting and Collateral	(1)	—	(1)	(111)	—	(111)

Total	$129	$439	$568	$141	$742	$883

Income Statement Impact of Derivative Instruments

SCE recognizes realized gains and losses on derivative instruments as purchased power expense and recovers these costs from ratepayers. Due to expected future recovery from ratepayers, unrealized gains and losses are deferred and are not recognized as purchased power expense until realized. As a result, realized and unrealized gains and losses do not affect earnings, but may temporarily affect cash flows. The results of derivative activities and related regulatory offsets are recorded in cash flows from operating activities in the consolidated statements of cash flows. Realized losses on economic hedging activities were $98 million and $2 million for the first quarter of 2009 and 2008, respectively. Unrealized gains on economic hedging activities were $333 million and $155 million for the first quarter of 2009 and 2008, respectively.

Contingent Features/Credit Related Exposure

Certain derivative instruments under SCE's power and natural gas trading activities contain margin and collateral requirements. SCE has historically provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. These requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments, and other factors.

Certain of these margin and collateral requirements contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies referred to as a "credit-risk-related contingent feature." If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features as of March 31, 2009, was $112 million, for which SCE has posted collateral of $6 million to its counterparties. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, SCE would be required to post an additional $2 million of collateral.

Note 3. Liabilities and Lines of Credit

Long-Term Debt

In March 2009, SCE issued $500 million of 6.05% and $250 million of 4.15% first and refunding mortgage bonds due in 2039 and 2014, respectively. The bond proceeds are to be used for general corporate purposes.

In February 2009, SCE repaid $150 million of its first and refunding mortgage bonds. In March 2009, SCE purchased two issues of its tax-exempt pollution control bonds totaling $219 million and converted the issues to a variable rate structure. SCE continues to hold the bonds which remain outstanding and have not been retired or cancelled.

Short-Term Debt

Short-term debt is generally used to finance fuel inventories, balancing account undercollections and general, temporary cash requirements including power-purchase payments. At March 31, 2009, outstanding short-term debt was $1.56 billion at a weighted-average interest rate of 0.66%. This short-term debt was supported by a $2.5 billion credit line. See below in "Credit Agreements."

Credit Agreements

On March 17, 2009, SCE entered into a credit agreement with several lenders. The agreement provides for a $500 million 364-day revolving credit facility. The additional liquidity provided by the facility will be used to support SCE's ongoing power procurement-related needs.

The following table summarizes the status of the SCE credit facilities at March 31, 2009:

In millions	(Unaudited)

Commitment	$3,000
Less: Unfunded commitment from Lehman Brothers subsidiary	(81)

2,919
Outstanding borrowings	(1,558)
Outstanding letters of credit	(137)

Amount available	$1,224

Note 4. Income Taxes

SCE's composite federal and state statutory income tax rates were approximately 41% and 40% (net of the federal benefit for state income taxes) for 2009 and 2008 respectively. The effective tax rates of 35% and 33% for the three months ended March 31, 2009 and 2008, respectively, were lower compared to the statutory rate primarily due to property related flow through tax deductions. The effective tax rate of 35% was higher compared to the same period in 2008 primarily due to higher pre-tax income in 2009 without a corresponding increase in flow through tax deductions.

Accounting for Uncertainty in Income Taxes

The following table provides a reconciliation of unrecognized tax benefits from December 31 to March 31 for 2009 and 2008:

In millions	2009	2008

	(Unaudited)
Balance at beginning of period	$2,066	$1,950
Tax positions taken during the current year
Increases	3	77
Decreases	—	—
Tax positions taken during a prior year
Increases	8	20
Decreases	(107)	(62)
Decreases for settlements during the period	—	—
Reductions for lapses of applicable statute of limitations	—	—

Balance at March 31	$1,970	$1,985

The unrecognized tax benefits in the table above reflect affirmative claims related to timing differences of $1.5 billion at March 31, 2009 and December 31, 2008, that have been claimed on amended tax returns, but have not met the recognition threshold pursuant to FIN 48 and have been denied by the IRS as part of their examinations. These affirmative claims remain unpaid by the IRS and no receivable has been recorded. These affirmative claims as well as other uncertain tax positions are expected to be settled in the next twelve months upon consummation of the Global Settlement discussed below. As a result the unrecognized tax benefits will be reduced by approximately $1.3 billion.

As of March 31, 2009 and December 31, 2008, respectively, if recognized, $53 million and $60 million of the unrecognized tax benefits would impact the effective tax rate.

Accrued Interest and Penalties

The total amounts of accrued interest and penalties related to SCE's income tax reserve were $124 million and $120 million as of March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009 and 2008, respectively, $3 million and $6 million of after-tax interest expense was recognized and included in income tax expense.

Tax Years Subject to Examination

Edison International's federal income tax returns are subject to examination by the IRS for tax years 2003 to present. Consummation of the Global Settlement, discussed below, effectively closed the examination for tax years 1986 – 2002. In addition to the IRS audits, Edison International's California and other state income tax returns are open for examination by the California Franchise Tax Board and the other state tax authorities for tax years 1986 to present. The Franchise Tax Board has substantially completed its examination of all tax years through 2002 and is currently awaiting resolution of the IRS audit before finalizing the audit for these tax years.

Global Settlement

As disclosed before, Edison International and the IRS had previously negotiated the material terms of a Global Settlement which, upon consummation, would resolve all outstanding federal tax disputes and affirmative claims for tax years 1986 through 2002. Also, as previously disclosed, certain aspects of the

IRS settlement were subject to review by the Staff of the Joint Committee on Taxation, a committee of the United States Congress (the "Joint Committee").

In April 2009, Edison International was advised by the IRS that the Joint Committee completed its review, and did not recommend any adjustments to the terms of the proposed settlement submitted for review. Edison International and the IRS finalized the Global Settlement on May 5, 2009.

The Global Settlement resolves all federal income tax disputes and affirmative claims related to Southern California Edison through tax year 2002, which primarily included the settlement of two outstanding affirmative claims. The first claim related to tax timing differences associated with the taxation of balancing account overcollections, and the second claim related to tax timing differences associated with the proceeds received in consideration for granting third-party access to Southern California Edison's transmission and distribution system as part of California's deregulation process. Since both of these claims create tax timing benefits only, the settlement results in a payment of interest by the IRS for prior tax overpayments, but will not result in a permanent reduction in Edison International's federal income tax liability. As a result of the Global Settlement, Southern California Edison expects to record after-tax earnings of approximately $275 million to $300 million in the second quarter of 2009. SCE expects a positive cash impact of approximately $625 million to $650 million over time, including prior tax deposits of approximately $200 million.

Edison International intends to file amended state income tax returns reflecting the impacts of the Global Settlement. Resolution with state tax authorities of the issues included in the Global Settlement will require a final settlement with such authorities and the cash and earnings impacts described above reflect the expected state income tax impact of the issues addressed in the Global Settlement with the IRS.

Note 5. Compensation and Benefits Plans

Pension Plans

As of March 31, 2009, SCE has made no contributions related to 2008 and $12 million related to 2009 and estimates to make $27 million of additional contributions in the last nine months of 2009.

Net pension cost recognized is calculated under the actuarial method used for ratemaking. The difference between pension costs calculated for accounting and ratemaking is deferred.

Expense components are:

	Three Months Ended March 31,

In millions	2009	2008

	(Unaudited)
Service cost	$27	$27
Interest cost	48	46
Expected return on plan assets	(40)	(63)
Amortization of prior service cost	4	4
Amortization of net loss	13	—

Expense under accounting standards	52	14
Regulatory adjustment – deferred	(37)	—

Total expense recognized	$15	$14

Postretirement Benefits Other Than Pensions

As of March 31, 2009, SCE has made no contributions related to 2008 and $4 million related to 2009 and estimates to make $121 million of additional contributions in the last nine months of 2009.

Expense components are:

	Three Months Ended March 31,

In millions	2009	2008

	(Unaudited)
Service cost	$10	$11
Interest cost	34	33
Expected return on plan assets	(21)	(31)
Amortization of prior service cost (credit)	(7)	(7)
Amortization of net loss	15	4

Total expense recognized	$31	$10

Stock-Based Compensation

During the first quarter of 2009, Edison International granted its 2009 stock-based compensation awards, which included stock options, performance shares, deferred stock units and restricted stock units. Total stock-based compensation expense (reflected in the caption "Other operation and maintenance" on the consolidated statements of income) was $3 million and $4 million for the three months ended March 31, 2009 and 2008, respectively. The income tax benefit recognized in the consolidated statements of income was $1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively. Total stock-based compensation cost capitalized was $1 million for the three months ended March 31, 2008. Consistent with SCE's 2009 GRC, no stock-based compensation was capitalized in 2009.

Stock Options

A summary of the status of Edison International stock options issued at SCE is as follows:

		Weighted-Average

	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	(Unaudited)
Outstanding at December 31, 2008	6,400,734	$34.58
Granted	2,774,898	$24.84
Expired	(11,147)	$30.40
Forfeited	(6,076)	$47.92
Exercised	(103,397)	$24.16
Transfer to associate	(36,981)	$35.62

Outstanding at March 31, 2009	9,018,031	$31.74	7.25

Vested and expected to vest at March 31, 2009	8,599,902	$31.69	7.15	$37,198,503

Exercisable at March 31, 2009	4,755,526	$30.59	5.50	$23,856,416

Stock options granted in 2008 and 2009 do not accrue dividend equivalents.

The amount of cash used to settle stock options exercised was $3 million and $10 million for the three months ended March 31, 2009 and 2008, respectively. Cash received from options exercised was $2 million and $5 million for the three months ended March 31, 2009 and 2008, respectively. The estimated tax benefit from options exercised was less than $1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.

The following is a summary of the status of Edison International nonvested performance shares granted to SCE employees and classified as equity awards:

	Performance Shares	Weighted- Average Grant-Date Fair Value

	(Unaudited)
Nonvested at December 31, 2008	78,517	$56.45
Granted	98,906	$20.84
Forfeited	(328)	$58.35
Transferred to associate	(624)	$57.99
Paid out	—	$—

Nonvested at March 31, 2009	176,471	$36.49

The following is a summary of the status of Edison International nonvested performance shares granted to SCE employees and classified as liability awards (the current portion is reflected in the caption "Other current liabilities" and the long-term portion is reflected in "Pensions and benefits" on the consolidated balance sheets):

	Performance Shares	Weighted- Average Fair Value

	(Unaudited)
Nonvested at December 31, 2008	78,517
Granted	98,906
Forfeited	(328)
Transferred to associate	(624)
Paid out	—

Nonvested at March 31, 2009	176,471	$19.09

Note 6. Commitments and Contingencies

The following is an update to SCE's commitments and contingencies. See Note 6 of "Notes to Consolidated Financial Statements" included in SCE's 2008 Annual Report on Form 10-K for a detailed discussion.

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

Mountainview Filter Cake Indemnity

Mountainview owns and operates a power plant in Redlands, California. The plant utilizes water from on-site groundwater wells and City of Redlands (City) recycled water for cooling purposes. Unrelated to the operation of the plant, this water contains perchlorate. The pumping of the water removes perchlorate from the aquifer beneath the plant and concentrates it in the plant's wastewater treatment "filter cake." Use of this impacted groundwater for cooling purposes was mandated by Mountainview's California Energy Commission permit. Mountainview has indemnified the City for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. SCE has not recorded a liability related to this guarantee.

Other Indemnities

SCE provides other indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and specified environmental indemnities and income taxes with respect to assets sold. SCE's obligations under these agreements may be limited in terms of time and/or amount, and in some instances SCE may have recourse against third parties for certain indemnities. The obligated amounts of these indemnifications often are not explicitly stated, and the overall maximum amount of the obligation under these indemnifications cannot be reasonably estimated. SCE has not recorded a liability related to these indemnities.

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

SCE believes that it is in substantial compliance with environmental regulatory requirements; however, possible future developments, such as the enactment of more stringent environmental laws and regulations, could affect the costs and the manner in which business is conducted and could cause substantial additional capital expenditures. There is no assurance that additional costs would be recovered from customers or that SCE's financial position and results of operations would not be materially affected.

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

As of March 31, 2009, SCE's recorded estimated minimum liability to remediate its 24 identified sites was $41 million, of which $8 million was related to San Onofre. This remediation liability is undiscounted. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $173 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $9 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $31 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $40 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $30 million. Recorded costs for the 12 months ended March 31, 2009 and 2008, respectively, were $29 million and $23 million.

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

Federal and State Income Taxes

Edison International remains subject to examination by the IRS for tax years 2003 to present. As discussed in the section "Global Settlement" in Note 4, the Global Settlement was finalized on May 5, 2009 and effectively closed the examination for tax years 1986 – 2002.

2009 FERC Rate Case

In an order issued in September 2008, the FERC accepted and made effective on March 1, 2009, subject to refund and settlement procedures, SCE's proposed revisions to its tariff, filed in the 2009 transmission rate case. The revisions reflected changes to SCE's transmission revenue requirement and transmission rates, as discussed below.

SCE requested a $129 million increase in its retail transmission revenue requirements due to an increase in transmission capital-related costs and increases in transmission operating and maintenance expenses that SCE expects to incur in 2009 to maintain grid reliability. The transmission revenue requirement request is based on a return on equity of 12.7%, which is composed of a 12.0% base ROE and 0.7% in transmission incentives previously approved by the FERC (see "FERC Transmission Incentives" below for further information). SCE is unable to predict the revenue requirement that the FERC will ultimately authorize.

FERC Transmission Incentives

The Energy Policy Act of 2005 established incentive-based rate treatments for the transmission of electric energy in interstate commerce by public utilities for the purpose of benefiting consumers by ensuring reliability and reducing the cost of delivered power by reducing transmission congestion. Pursuant to this act, in November 2007, the FERC issued an order granting incentives on three of SCE's largest proposed transmission projects. These include 125 basis point ROE adders on SCE's proposed base ROE for SCE's DPV2 and Tehachapi transmission projects and a 75 basis point ROE adder for SCE's Rancho Vista Substation Project ("Rancho Vista").

The order also grants a 50 basis point ROE adder on SCE's cost of capital for its entire transmission rate base in SCE's next FERC transmission rate case for SCE's participation in the CAISO. In addition, the order on incentives permits SCE to include in rate base 100% of prudently-incurred capital expenditures during construction, also known as CWIP, of all three projects and 100% recovery of prudently-incurred abandoned plant costs for two of the projects, if either are cancelled due to factors beyond SCE's control.

In August 2008, the CPUC filed an appeal of the FERC incentives order at the DC Circuit Court of Appeals. The Court issued a ruling on November 6, 2008, accepting the CPUC's request that the Court refrain from ruling on the CPUC's appeal until a final FERC order is issued in the 2008 CWIP case.

FERC Construction Work in Progress Mechanism

2008 CWIP

In February 2008, the FERC approved SCE's revision to its tariff to collect 100% of CWIP in rate base for its Tehachapi, DPV2, and Rancho Vista projects, as authorized by FERC in its transmission incentives order discussed above which resulted in an authorized base transmission revenue requirement of $45 million, subject to refund. In March 2008, the CPUC filed a petition for rehearing with the FERC on the FERC's acceptance of SCE's proposed ROE for CWIP and in another 2008 protest to an SCE compliance filing, requested an evidentiary hearing to be set to further review SCE's costs. SCE cannot predict the outcome of the matters in this proceeding.

2009 CWIP

In December 2008, the FERC approved SCE's CWIP rate adjustment reducing its CWIP revenue requirement from $45 million to $39 million, effective on January 1, 2009, subject to refund as well as subject to the outcome of the pending 2008 FERC CWIP proceeding.

Four Corners CPUC Emissions Performance Standard Ruling

The emission performance standards adopted by the CPUC and CEC pursuant to SB 1368 prohibit SCE and other California load-serving entities from entering into long-term financial commitments with generators that do not meet the emission performance standards, which would include most coal-fired plants. In January 2008, SCE filed a petition with the CPUC seeking clarification that the emission performance standard would not apply to capital expenditures required by existing agreements among the owners at Four Corners. The CPUC issued a proposed decision finding that the emission performance standard was not intended to apply to capital expenditures at Four Corners requested by SCE in its GRC for the period 2007 – 2011. In October 2008, the Assigned Commissioner and Administrative Law Judge issued a ruling withdrawing the proposed decision and seeking additional comment on whether the finding in the proposed decision should be changed and whether SCE should be allowed to recover such capital expenditures. SCE estimates that its share of capital expenditures approved by the owners at Four Corners since the GHG emission performance standard decision was issued in January 2007 is approximately $43 million, of which approximately $10 million had been expended through March 31, 2009. The ruling also directs SCE to explain why certain information was not included in its petition and why the failure to include such information should not be considered misleading in violation of CPUC rules. SCE cannot predict whether any amounts will be disallowed or if any penalties will be imposed.

ISO Disputed Charges

On April 20, 2004, the FERC issued an order concerning a dispute between the ISO and the Cities of Anaheim, Azusa, Banning, Colton and Riverside, California over the proper allocation and characterization of certain transmission service related charges. The potential cost to SCE of the FERC order, net of amounts SCE expects to receive through the PX, SCE's scheduling coordinator at the pertinent time, is estimated to be approximately $20 million to $25 million, including interest. SCE believes that the most recent substantive order FERC has issued in the proceedings correctly allocates responsibility for these ISO charges. However, SCE cannot predict the final outcome of the rehearing. If a subsequent regulatory decision changes the allocation of responsibility for these charges, and SCE is required to pay these charges as a transmission owner, SCE may seek recovery in its reliability service rates. SCE cannot predict whether recovery of these charges in its reliability service rates would be permitted.

Navajo Nation Litigation

The Navajo Nation filed a complaint in June 1999 against SCE, among other defendants, arising out of the coal supply agreement for Mohave. The complaint asserts claims for, among other things, violations of the federal RICO statute, interference with fiduciary duties and contractual relations, fraudulent misrepresentations by nondisclosure, and various contract-related claims. The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal supplied to Mohave. The complaint seeks damages of not less than $600 million, trebling of that amount, and punitive damages of not less than $1 billion. In March 2001, the Hopi Tribe was permitted to intervene as an additional plaintiff but has not yet identified a specific amount of damages claimed. The case was stayed at the request of the parties in October 2004, but was reinstated to the active calendar in March 2008. In April 2009, in a related case filed in December 1993 against the U.S. Government, the U.S. Supreme Court found that the Navajo Nation did not have a claim for compensation.

SCE cannot predict the outcome of the Tribes' complaints against SCE or the ultimate impact of the April 2009 U.S. Supreme Court decision on these complaints.

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

Federal regulations require this secondary level of financial protection. The NRC exempted San Onofre Unit 1 from this secondary level, effective June 1994. Beginning October 29, 2008, the maximum deferred premium for each nuclear incident is approximately $118 million per reactor, but not more than approximately $18 million per reactor may be charged in any one year for each incident. The maximum deferred premium per reactor and the yearly assessment per reactor for each nuclear incident is adjusted for inflation at least once every five years. The most recent inflation adjustment took effect on October 29, 2008. Based on its ownership interests, SCE could be required to pay a maximum of approximately $235 million per nuclear incident. However, it would have to pay no more than approximately $35 million per incident in any one year. Such amounts include a 5% surcharge if additional funds are needed to satisfy public liability claims and are subject to adjustment for inflation. If the public liability limit above is insufficient, federal law contemplates that additional funds may be appropriated by Congress. This could include an additional assessment on all licensed reactor operators as a measure for raising further electric utility revenue.

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

It is unlikely that SCE will have 20% of its annual electricity sales procured from renewable resources by 2010. However, SCE may still meet the 20% target by utilizing the flexible compliance rules, such as banking of past surplus and earmarking of future deliveries from executed contracts. SCE continues to engage in several renewable procurement activities including formal solicitations approved by the CPUC, bilateral negotiations with individual projects and other initiatives.

Under current CPUC decisions, potential penalties for SCE's inability to achieve its renewable procurement objectives for any year will be considered by the CPUC in the context of the CPUC's review of SCE's annual compliance filings. Under the CPUC's current rules, the maximum penalty for inability to achieve renewable procurement targets is $25 million per year. SCE does not believe it will be assessed penalties for 2008 or the prior years and cannot predict whether it will be assessed penalties for future years.

Spent Nuclear Fuel

Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE did not meet its contractual obligation to begin acceptance of spent nuclear fuel by January 31, 1998. It is not certain when the DOE will begin accepting spent nuclear fuel from San Onofre or other nuclear power plants. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. SCE has paid the DOE the required one-time fee applicable to nuclear generation at San Onofre (approximately $24 million, plus interest). SCE has also been paying a required quarterly fee equal to 0.1¢ per-kWh of nuclear-generated electricity sold after April 6, 1983. On January 29, 2004, SCE, as operating agent, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre and the trial began on April 20, 2009.

SCE has primary responsibility for the interim storage of spent nuclear fuel generated at San Onofre. Such interim storage for San Onofre is on-site.

APS, as operating agent, has primary responsibility for the interim storage of spent nuclear fuel at Palo Verde. Palo Verde plans to add storage capacity incrementally to maintain full core off-load capability for all three units. In order to increase on-site storage capacity and maintain core off-load capability, Palo Verde has constructed an independent spent fuel storage facility.

Note 7. Consolidated Statement of Changes in Equity

Pursuant to SFAS No. 160, SCE is providing a consolidated statement of changes in equity as follows:

	Equity Attributable to SCE
In millions	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Noncontrolling Interests	Total Equity

	(Unaudited)
Balance at December 31, 2008	$2,168	$532	$(14)	$3,827	$920	$380	$7,813
Net income	—	—	—	221	—	12	233
Dividends declared on preferred and preference stock not subject to mandatory redemption	—	—	—	(13)	—	—	(13)
Distributions to noncontrolling interests	—	—	—	—	—	(25)	(25)
Shares purchased for stock-based compensation	—	—	—	(3)	—	—	(3)
Proceeds from stock option exercises	—	—	—	3	—	—	3
Noncash stock-based compensation and other	—	2	—	(3)	—	—	(1)
Excess tax benefits related to stock-based awards	—	2	—	—	—	—	2

Balance at March 31, 2009	$2,168	$536	$(14)	$4,032	$920	$367	$8,009

Note 8. Supplemental Cash Flows Information

SCE's supplemental cash flows information is:

	Three Months Ended March 31,

In millions	2009	2008

	(Unaudited)
Cash payments for interest and taxes:
Interest – net of amounts capitalized	$129	$92
Tax payments (receipts)	$(24)	$—
Noncash investing and financing activities:
Dividends declared but not paid:
Common stock	$—	$100
Preferred and preference stock not subject to mandatory redemption	$8	$8

Note 9. Fair Values Measurements

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price" in SFAS No. 157). SFAS No. 157 clarifies that a fair value measurement for a liability should reflect the entity's non-performance risk. In addition, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical asset and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are:

•
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;

•
Level 2 – Pricing inputs include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the derivative instrument; and

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurements and unobservable.

SCE's assets and liabilities carried at fair value primarily consist of derivative contracts, SCE nuclear decommissioning trust investments and money market funds. Derivative contracts primarily relate to power and gas and include contracts for forward physical sales and purchases, options and forward price swaps which settle only on a financial basis (including futures contracts). Derivative contracts can be exchange traded or over-the-counter traded.

The fair value of derivative contracts takes into account quoted market prices, time value of money, volatility of the underlying commodities, and other factors. Derivatives that are exchange traded in active markets for identical assets or liabilities are classified as Level 1. SCE's Level 2 derivatives primarily consist of financial natural gas swaps, fixed float swaps, and natural gas physical trades for which SCE obtains the applicable Henry Hub and basis forward market prices from the New York Mercantile Exchange and Intercontinental Exchange.

Level 3 includes the majority of SCE's derivatives, including over-the-counter options, bilateral contracts, capacity contracts, and QF contracts. The fair value of these SCE derivatives is determined using uncorroborated non-binding broker quotes (from one or more brokers) and models which may require SCE to extrapolate short-term observable inputs in order to calculate fair value. Broker quotes are obtained from several brokers and compared against each other for reasonableness. SCE has Level 3 fixed float swaps for which SCE obtains the applicable Henry Hub and basis forward market prices from the New York Mercantile Exchange. However, these swaps have contract terms that extend beyond observable market data and the unobservable inputs incorporated in the fair value determination are considered significant compared to the overall swap's fair value.

Level 3 also includes derivatives that trade infrequently (such as FTRs and CRRs in the California market and over-the-counter derivatives at illiquid locations), and long-term power agreements. For illiquid FTRs, SCE reviews objective criteria related to system congestion and other underlying drivers and adjusts fair value when SCE concludes a change in objective criteria would result in a new valuation that better reflects the fair value.

Changes in fair values are based on the hypothetical sale of illiquid positions. For illiquid long-term power agreements, fair value is based upon a discounting of future electricity and natural gas prices derived from a proprietary model using the risk free discount rate for a similar duration contract, adjusted for credit risk and market liquidity. Changes in fair value are based on changes to forward market prices, including forecasted prices for illiquid forward periods. In circumstances where SCE cannot verify fair value with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, SCE continues to assess valuation methodologies used to determine fair value.

In assessing nonperformance risks, SCE reviews credit ratings of counterparties (and related default rates based on such credit ratings). At March 31, 2009, SCE reduced the fair value of derivative assets and derivative liabilities for nonperformance risks by $10 million and $83 million, respectively.

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

The following table sets forth assets and liabilities that were accounted for at fair value as of March 31, 2009 by level within the fair value hierarchy:

In millions	Level 1	Level 2	Level 3	Netting and Collateral(1)	Total

	(Unaudited)
Assets at Fair Value
Money market funds(2)	$1,051	$—	$—	$—	$1,051
Derivative contracts	1	2	566	(1)	568
Nuclear decommissioning trusts(3)	1,389	1,011	—	—	2,400
Long-term disability plan	7	—	—	—	7

Total assets(4)	2,448	1,013	566	(1)	4,026
Liabilities at Fair Value Derivative contracts	(1)	(301)	(692)	111	(883)

Net assets (liabilities)	$2,447	$712	$(126)	$110	$3,143

The following table sets forth assets and liabilities that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy:

In millions	Level 1	Level 2	Level 3	Netting and Collateral(1)	Total

	(Unaudited)
Assets at Fair Value
Money market funds(2)	$1,486	$—	$—	$—	$1,486
Derivative contracts	2	2	227	—	231
Nuclear decommissioning trusts(3)	1,502	1,026	—	—	2,528
Long-term disability plan	7	—	—	—	7

Total assets(4)	2,997	1,028	227	—	4,252
Liabilities at Fair Value Derivative contracts	(2)	(219)	(745)	72	(894)

Net assets (liabilities)	$2,995	$809	$(518)	$72	$3,358

(1)
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

(2)
Included in cash and cash equivalents on SCE's consolidated balance sheet.

(3)
Excludes net liabilities of $1 million and $4 million at March 31, 2009 and December 31, 2008, respectively, of interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases.

(4)
Excludes $32 million at both March 31, 2009 and December 31, 2008, of cash surrender value of life insurance investments for deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 derivative contracts:

	Three Months Ended March 31,

In millions	2009	2008

	(Unaudited)
Fair value of derivative contracts, net at January 1,	$(518)	$(22)
Total realized/unrealized gains (losses):
Included in earnings	—	—
Included in regulatory assets and liabilities(1)	388	53
Included in accumulated other comprehensive income	—	—
Purchases and settlements, net	4	48
Transfers in or out of Level 3	—	—

Fair value of derivative contracts, net at March 31	$(126)	$79

Change during the period in unrealized gains related to net derivative contracts, held at March 31	$391	$69

(1)
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

Nuclear Decommissioning Trusts

SCE is collecting in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.

Trust investments (at fair value) include:

In millions	Maturity Dates	March 31, 2009	December 31, 2008

		(Unaudited)
Municipal bonds	2009 – 2044	$614	$629
Stocks	–	1,181	1,308
United States government issues	2009 – 2049	300	304
Corporate bonds	2009 – 2047	279	260
Short-term investments, primarily cash equivalents	2009	25	23

Total		$2,399	$2,524

Note: Maturity dates as of March 31, 2009.

The following table sets forth a summary of changes in the fair value of the trust for the three months ended March 31, 2009:

In millions	2009

(Unaudited)
Balance at beginning of period	$2,524
Realized gains – net	12
Unrealized losses – net	(73)
Other-than-temporary impairments	(94)
Earnings and other	30

Balance at March 31, 2009	$2,399

The decrease in the trust investments was primarily due to net realized losses, net unrealized losses and other-than-temporary impairments resulting from a volatile stock market environment. Due to regulatory mechanisms, earnings, unrealized and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue.

Nuclear decommissioning costs are recovered in utility rates. These costs are expected to be funded from independent decommissioning trusts, which currently receive contributions of approximately $46 million per year. Contributions to the decommissioning trusts are reviewed every three years by the CPUC. These contributions are determined based on an analysis of the current value of trusts assets and long-term forecasts of cost escalation, the estimate and timing of decommissioning costs, and after-tax return on trust investments. Favorable or unfavorable investment performance in a period will not change the amount of contributions for that period. However, trust performance for the three years leading up to a CPUC review proceeding will provide input into future contributions. On April 3, 2009, SCE submitted its triennial nuclear decommissioning application, requesting that its trust fund contributions increase to approximately $64.5 million per year, beginning on January 1, 2011. The CPUC has set certain restrictions related to the investments of these trusts. If additional funds are needed for decommissioning, it is probable that the additional funds will be recoverable through customer rates.

Note 10. Regulatory Assets and Liabilities

Regulatory assets included on the consolidated balance sheets are:

In millions	March 31, 2009	December 31, 2008

	(Unaudited)
Current:
Regulatory balancing accounts	$402	$455
Energy derivatives	168	138
Deferred FTR proceeds	—	9
Other	1	3

	$571	$605

Long-term:
Regulatory balancing accounts	$31	$29
Flow-through taxes – net	1,402	1,337
ARO	396	224
Unamortized nuclear investment – net	363	375
Nuclear-related ARO investment – net	273	278
Unamortized coal plant investment – net	76	79
Unamortized loss on reacquired debt	304	309
SFAS No. 158 pensions and postretirement benefits	1,890	1,882
Energy derivatives	358	723
Environmental remediation	40	40
Other	140	138

	$5,273	$5,414

Total Regulatory Assets	$5,844	$6,019

Regulatory liabilities included on the consolidated balance sheets are:

In millions	March 31, 2009	December 31, 2008

	(Unaudited)
Current:
Regulatory balancing accounts	$962	$1,068
Rate reduction notes – transition cost overcollection	—	20
Energy derivatives	5	6
Deferred FTR costs	4	13
Other	1	4

	$972	$1,111

Long-term:
Regulatory balancing accounts	$38	$43
Costs of removal	2,434	2,368
Employee benefit plans	70	70

	$2,542	$2,481

Total Regulatory Liabilities	$3,514	$3,592

 Note 11. Business Segments

SCE's reportable business segments include the rate-regulated electric utility segment and the VIEs segment. The VIEs are gas-fired power plants that sell both electricity and steam. The VIE segment consists of non-rate-regulated entities (all in California). SCE's management has no control over the resources allocated to the VIE segment and does not make decisions about its performance.

SCE's consolidated balance sheet captions impacted by VIE activities are presented below:

In millions	Electric Utility	VIEs	Eliminations	SCE

	(Unaudited)
Balance Sheet Items as of March 31, 2009:
Cash and equivalents	$1,094	$83	$—	$1,177
Accounts receivable – net	664	47	(25)	686
Inventory	302	20	—	322
Other current assets	237	3	—	240
Nonutility property – net of depreciation	663	274	—	937
Other long-term assets	374	1	—	375
Total assets	$31,992	$428	$(25)	$32,395
Accounts payable	$640	$44	$(25)	$659
Other current liabilities	417	1	—	418
Asset retirement obligations	3,033	16	—	3,049
Noncontrolling interests	—	367	—	367
Total liabilities and equity	$31,992	$428	$(25)	$32,395

Balance Sheet Items as of December 31, 2008:
Cash and equivalents	$1,522	$89	$—	$1,611
Accounts receivable – net	679	63	(39)	703
Inventory	346	19	—	365
Other current assets	262	4	—	266
Nonutility property – net of depreciation	671	282	—	953
Other long-term assets	363	1	—	364
Total assets	$32,149	$458	$(39)	$32,568
Accounts payable	$926	$61	$(39)	$948
Other current liabilities	562	2	—	564
Asset retirement obligations	2,992	15	—	3,007
Noncontrolling interests	—	380	—	380
Total liabilities and equity	$32,149	$458	$(39)	$32,568

SCE's consolidated statements of income, by business segment, are presented below:

In millions	Electric Utility	VIEs	Eliminations*	SCE

	(Unaudited)
Income Statement Items for the Three Months Ended March 31, 2009:
Operating revenue	$2,129	$143	$(83)	$2,189
Fuel	97	102	—	199
Purchased power	623	—	(83)	540
Other operation and maintenance	637	21	—	658
Depreciation, decommissioning and amortization	277	8	—	285
Property and other taxes	66	—	—	66
Total operating expenses	1,700	131	(83)	1,748
Operating income	429	12	—	441
Interest income	4	—	—	4
Other nonoperating income	26	—	—	26
Interest expense – net of amounts capitalized	(109)	—	—	(109)
Other nonoperating deductions	(8)	—	—	(8)
Income tax expense	(121)	—	—	(121)
Net income	221	12	—	233
Net income attributable to noncontrolling interest	—	(12)	—	(12)
Dividends on preferred and preference stock not subject to mandatory redemption	(13)	—	—	(13)
Net income available for common stock	$208	$—	$—	$208
Income Statement Items for the Three Months Ended March 31, 2008:
Operating revenue	$2,282	$249	$(152)	$2,379
Fuel	158	192	—	350
Purchased power	845	—	(152)	693
Other operation and maintenance	631	33	—	664
Depreciation, decommissioning and amortization	257	9	—	266
Property and other taxes	62	—	—	62
Gain on sale of assets	(1)	—	—	(1)
Total operating expenses	1,952	234	(152)	2,034
Operating income	330	15	—	345
Interest income	4	1	—	5
Other nonoperating income	19	—	—	19
Interest expense – net of amounts capitalized	(97)	—	—	(97)
Other nonoperating deductions	(12)	—	—	(12)
Income tax expense	(81)	—	—	(81)
Net income	163	16	—	179
Net income attributable to noncontrolling interest	—	(16)	—	(16)
Dividends on preferred and preference stock not subject to mandatory redemption	(13)	—	—	(13)
Net income available for common stock	$150	$—	$—	$150

*
VIE segment revenue includes sales to the electric utility segment, which are eliminated in revenue and purchased power in the consolidated statements of income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This MD&A for the three months ended March 31, 2009 discusses material changes in the consolidated financial condition, results of operations and other developments of SCE since December 31, 2008, and as compared to the three months ended March 31, 2008. This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2008 (the year-ended 2008 MD&A), which was included in SCE's 2008 annual report to shareholders and incorporated by reference into SCE's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

This MD&A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect SCE's current expectations and projections about future events based on SCE's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ, or that otherwise could impact SCE or its subsidiaries, include, but are not limited to:

•
the cost of capital and the ability to borrow funds and access to capital markets on reasonable terms, particularly in light of current credit conditions in the capital markets;

•
the effect of current economic conditions on the availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

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

•
market risks affecting SCE's energy procurement activities;

•
changes in interest rates, rates of inflation including those rates which may be adjusted by public utility regulators, and foreign exchange rates;

•
governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market;

•
environmental laws and regulations, both at the state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect the cost and manner of doing business;

•
risks associated with operating nuclear and other power generating facilities, including operating risks, nuclear fuel storage, equipment failure, availability, heat rate, output, availability and cost of spare parts, and cost of repairs and retrofits;

•
the cost and availability of labor, equipment and materials;

•
the ability to obtain sufficient insurance, including insurance relating to SCE's nuclear facilities and wildfire-related liability, and to recover the costs of such insurance;

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

Additional information about risks and uncertainties, including more detail about the factors described above, are discussed throughout this MD&A and in the "Risk Factors" section included in Part I, Item 1A of SCE's Annual Report on Form 10-K. Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect SCE's business. Forward-looking statements speak only as of the date they are made and SCE is not obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by SCE with the Securities & Exchange Commission.

This MD&A is presented in 7 major sections: (1) management overview; (2) liquidity; (3) regulatory matters; (4) other developments; (5) market risk exposures; (6) results of operations and historical cash flow analysis; and (7) new accounting pronouncements.

 MANAGEMENT OVERVIEW

Areas of Business Focus

Business Development and Capital Commitments

SCE's growth strategy includes improving reliability and expanding the capability of its distribution and transmission infrastructure, constructing and replacing generation assets, and deploying advanced metering infrastructure. SCE continues to implement its growth strategy and revised its 2009 – 2013 capital investment plan to be consistent with the revenue requirements authorized in its 2009 GRC final decision, as well as other CPUC and FERC proceedings. SCE's significant planned projects are as follows:

Transmission and Distribution Projects

•
Devers-Palo Verde II – A transmission project that will install a high voltage (500 kV) transmission line from the Valley substation in Romoland, California via the Devers substation near Palm Springs, California to a new substation to be constructed near Palo Verde, west of Phoenix, Arizona. SCE continues its efforts to obtain the regulatory approvals necessary to construct the DPV2 project. The project is currently expected to be placed in service in 2013, subject to licensing and regulatory approvals. Over the period 2009 – 2013, SCE expects to spend $723 million for the California portion of the project. If SCE and the relevant regulatory agencies determine that construction of the Arizona portion is in the interest of California ratepayers, SCE will seek regulatory approvals for the Arizona portion, and would expect to spend $304 million.

•
Tehachapi Transmission Project – An eleven segment project consisting of new and upgraded transmission lines and associated substations built primarily to enable the development of renewable energy generated primarily by wind farms in remote areas of eastern Kern County, California. Tehachapi segments one through three are under construction and are expected to be placed in service at various dates over the next two years. SCE continues to seek the necessary licensing permits for Tehachapi segments four through eleven, which are expected to be placed in service between 2011 and 2013, subject to receipt of licensing and regulatory approvals. SCE expects to spend $2.1 billion over the period 2009 – 2013.

•
Rancho Vista Substation Project – A new 500 kV substation in the City of Rancho Cucamonga that is under construction and expected to be placed in service in 2009. SCE expects to spend $38 million in 2009.

•
Other non-project specific capital investments consist of $3.1 billion for transmission development and $9.7 billion for distribution projects to improve reliability and expand capability of its infrastructure over the period 2009 – 2013.

Generation Projects

•
San Onofre Steam Generator Replacement Project – Recently, SCE took delivery of the first two of four steam generators. The project is intended to enable San Onofre to operate until the end of its initial license period in 2022, and beyond if license renewal proves feasible. SCE expects to spend $456 million over the period 2009 – 2011.

•
Solar Photovoltaic Program – A program to develop up to 160 MW of utility-owned Solar PV generating facilities (generally ranging in size from 1 to 2 MW) each on commercial and industrial rooftop and other space in SCE's service territory. See "Liquidity—Capital Expenditures—Solar Photovoltaic Program" for further discussion.

Other Projects

•
EdisonSmartConnecttm – SCE's advanced metering project that will install state-of-the-art "smart" meters in approximately 5.3 million households and small businesses throughout its service territory. SCE expects to begin deploying meters in 2009, and anticipates completion of the deployment in 2012. SCE estimates capital costs of $1.2 billion over the period 2009 – 2012 and has obtained CPUC authorization to recover $1.6 billion of capital and operating costs related to this deployment phase.

SCE's 2009 – 2013 revised total capital investment plan includes capital spending in the range of $16.7 billion to $20.2 billion. See "Liquidity—Capital Expenditures" for further discussion.

Federal and State Income Taxes

In April 2009, Edison International was advised by the IRS that the Staff of the Joint Committee on Taxation, a committee of the United States Congress (the "Joint Committee"), completed its review of the Global Settlement, and did not recommend any adjustments to the terms of the proposed settlement submitted for review. Edison International and the IRS finalized the Global Settlement on May 5, 2009. See "Southern California Edison Notes to Consolidated Financial Statements—Note 4. Income Taxes" and "Other Developments—Federal and State Income Taxes" for further information.

Earnings Performance

SCE's earnings from continuing operations were $208 million in the first quarter of 2009, compared with earnings of $150 million in the first quarter of 2008. The increase in 2009 was primarily due to SCE's 2009 GRC decision in March, which was effective January 1, 2009, and expense timing differences arising from the delay in receiving the GRC decision.

REGULATORY MATTERS

Current Regulatory Developments

This section of the MD&A describes significant regulatory issues that may impact SCE's financial condition or results of operations.

2009 General Rate Case Proceeding

On March 12, 2009, the CPUC issued a final decision in SCE's 2009 GRC, authorizing a $4.83 billion base revenue requirement for 2009. The CPUC also authorized a methodology for calculating post-test year revenue requirements that would result in an approximate base revenue requirement of $5.04 billion in 2010 and $5.25 billion in 2011. In addition, the 2009 GRC decision establishes new balancing account regulatory treatment for SCE's medical, dental, and vision expenses, and its share of Palo Verde operation and maintenance expenses, and modifies SCE's existing pension and PBOP balancing accounts to allow annual recovery or refund of the recorded year-end balances. During the first quarter of 2009, SCE implemented the updated revenue requirement retroactive to January 1, 2009 consistent with the CPUC authorization. In addition, SCE has slightly revised its capital expenditure forecasts for the period 2009 – 2013. See "Liquidity—Capital Expenditures" for further discussion.

 Peaker Plant Generation Projects

As discussed under the heading "Peaker Plant Generation Projects," in the year-ended 2008 MD&A, SCE pursued development of five combustion turbine peaker plants, four of which were placed online in August 2007 to help meet peak customer demands and other system requirements. In April 2009, the California Coastal Commission approved the coastal development permit for the fifth peaker, reversing the City of Oxnard's denial. SCE is moving forward with the construction of the fifth peaker plant at the original site.

OTHER DEVELOPMENTS

Environmental Matters

For a discussion of SCE's environmental matters, refer to "Other Developments—Environmental Matters" in the year-ended 2008 MD&A. There have been no significant developments with respect to environmental matters affecting SCE since the filing of SCE's Annual Report on Form 10-K, except as follows:

Air Quality Regulation

New Source Review Requirements – Four Corners Section 114 Information Request

In April 2009, APS received a US EPA request pursuant to Section 114 of the CAA for information about Four Corners, where SCE is 48% owner of generating units 4 and 5 of Four Corners and APS is a part owner and the operating agent. The US EPA requests information about the Four Corners plant and its operations, including information about Four Corners capital projects from 1990 to the present. APS is currently engaging in discussions with US EPA regarding a schedule for responding to the request. SCE understands that in other cases US EPA has sometimes utilized similar Section 114 letters for examining whether power plants have triggered New Source Review requirements under the CAA and are therefore potentially subject to more stringent air pollution control requirements. However, other than this request for information, no NSR enforcement-related proceedings have been initiated by the US EPA with respect to Four Corners. SCE cannot predict the outcome of this inquiry.

Water Quality Regulation

Clean Water Act – Cooling Water Standards and Regulations

In January 2007, the Second Circuit rejected the US EPA rule on cooling water intake structures and remanded it to the US EPA. Among the key provisions remanded by the court were the use of cost-benefit analysis for determining the best technology available and the use of restoration to achieve compliance with the rule. On July 2007, the US EPA suspended the requirements for cooling water intake structures, pending further rulemaking. In April 2009, the U.S. Supreme Court reversed the Second Circuit and held that the US EPA may consider, but is not required to use cost-benefit analysis in formulating regulations under Clean Water Act Section 316(b). The Court did not grant review of the Second Circuit's rejection of the use of restoration as compliance, which means the Second Circuit decision on this issue remains valid. It is unknown whether the US EPA will use cost-benefit analysis when it revises the regulations. It is also unclear whether the California State Water Resources Control Board will take into consideration the U.S. Supreme Court decision as it develops a draft policy on ocean-based, once-through cooling, which is expected to be released later in 2009.

Environmental Remediation

SCE is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

As of March 31, 2009, SCE's recorded estimated minimum liability to remediate its 24 identified sites was $41 million, of which $8 million was related to San Onofre. This remediation liability is undiscounted. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs could exceed its recorded liability by up to $173 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 30 immaterial sites whose total liability ranges from $3 million (the recorded minimum liability) to $9 million.

The CPUC allows SCE to recover environmental remediation costs at certain sites, representing $31 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $40 million for its estimated minimum environmental-cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $11 million to $30 million. Recorded costs for the 12 months ended March 31, 2009 and 2008, respectively, were $29 million and $23 million.

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

Federal and State Income Taxes

Global Settlement

As disclosed before, Edison International and the IRS had previously negotiated the material terms of a Global Settlement which, upon consummation, would resolve all outstanding federal tax disputes and affirmative claims for tax years 1986 through 2002. Also, as previously disclosed, certain aspects of the IRS settlement were subject to review by the Staff of the Joint Committee on Taxation, a committee of the United States Congress (the "Joint Committee").

In April 2009, Edison International was advised by the IRS that the Joint Committee completed its review, and did not recommend any adjustments to the terms of the proposed settlement submitted for review. Edison International and the IRS finalized the Global Settlement on May 5, 2009.

The Global Settlement resolves all federal income tax disputes and affirmative claims related to SCE through tax year 2002, which primarily included the settlement of two outstanding affirmative claims. The first claim related to tax timing differences associated with the taxation of balancing account overcollections, and the second claim related to tax timing differences associated with the proceeds received in consideration for granting third-party access to SCE's transmission and distribution system as part of California's deregulation process. Since both of these claims create tax timing benefits only, the settlement results in a payment of interest by the IRS for prior tax overpayments, but will not result in a permanent reduction in Edison International's federal income tax liability. As a result of the Global Settlement, SCE expects to record after-tax earnings of approximately $275 million to $300 million in the second quarter of 2009. SCE expects a positive cash impact of approximately $625 million to $650 million over time, including prior tax deposits of approximately $200 million.

Edison International intends to file amended state income tax returns reflecting the impacts of the Global Settlement. Resolution with state tax authorities of the issues included in the Global Settlement will require a final settlement with such authorities and the cash and earnings impacts described above reflect the expected state income tax impact of the issues addressed in the Global Settlement with the IRS.

Navajo Nation Litigation

As discussed under the heading, "Other Developments—Navajo Nation Litigation" in the year-ended 2008 MD&A, the Navajo Nation filed a complaint in June 1999 against SCE, among other defendants, and filed a related case against the U.S. Government in December 1993 arising out of the coal supply agreement for Mohave. In April 2009, in a related case against the U.S. Government, the U.S. Supreme Court found that the Navajo Nation did not have a claim for compensation. SCE cannot predict the outcome of the Tribes' complaints against SCE or the ultimate impact of the April 2009 U.S. Supreme Court decision on these complaints.

LIQUIDITY

Overview

As of March 31, 2009, SCE had $2.4 billion of available liquidity made up of $1.18 billion of cash and equivalents and short-term investments ($83 million of which was held by SCE's consolidated VIEs), as well as $1.22 billion remaining under credit facilities. The following table summarizes the status of SCE's credit facilities at March 31, 2009:

In millions	Credit Facilities(1)

Commitment	$3,000
Less: Unfunded commitment from Lehman Brothers subsidiary	(81)

2,919
Outstanding borrowings	(1,558)
Outstanding letters of credit	(137)

Amount available	$1,224

(1)
SCE has two credit facilities with various banks. In March 2008, SCE amended its existing $2.5 billion five-year credit facility, extending the maturity to February 2013. The amendment also provides four extension options which, if all exercised, and agreed to by lenders, will result in a final termination in February 2017. In March 2009, SCE entered into a new $500 million 364-day revolving credit facility terminating on March 16, 2010. SCE expects to use the additional liquidity provided by the facility to address potential requirements of SCE's ongoing procurement-related needs.

During the first quarter of 2009, SCE made net repayments of $335 million on amounts borrowed under its $2.5 billion credit facility.

As of March 31, 2009, SCE's long-term debt, including current maturities of long-term debt, was $6.74 billion. In March 2009, SCE issued $500 million of 6.05% first and refunding mortgage bonds due in 2039 and $250 million of 4.15% first and refunding mortgage bonds due in 2014. The bond proceeds are to be used for general corporate purposes.

SCE's estimated cash outflows during the 12-month period following March 31, 2009 are expected to consist of:

•
Projected capital expenditures primarily to replace and expand distribution and transmission infrastructure and construct and replace major components of generation assets (see "—Capital Expenditures" below);

•
Fuel and procurement-related costs (see "Regulatory Matters—Current Regulatory Developments—Energy Resource Recovery Account Proceedings" in the year-ended 2008 MD&A), including collateral requirements (see "—Margin and Collateral Deposits");

•
In December 2008 the Board of Directors of SCE declared a $100 million dividend to Edison International which was paid in January 2009. Additional dividends by SCE are dependent upon several factors including the actual level of capital expenditures, operating cash flows and earnings;

•
Maturity and interest payments on short- and long-term debt outstanding;

•
General operating expenses; and

•
Pension and PBOP trust contributions.

As discussed above, SCE expects to meet its 2009 continuing obligations, including cash outflows for operating expenses and power-procurement, through cash and equivalents on hand, operating cash flows, and potential receipts of tax-allocation payments from Edison International. Projected 2009 capital expenditures are expected to be financed through cash and equivalents on hand, operating cash flows and incremental capital market financings of debt and preferred equity. SCE expects that it would also be able to draw on the remaining availability of its credit facilities and access capital markets if additional funding and liquidity is necessary to meet the estimated operating and capital requirements, but given uncertain market conditions there can be no assurance of capital market availability.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 which extended the accelerated bonus depreciation provision through the end of 2009. Edison International expects that certain capital expenditures incurred by SCE during 2009 will qualify for this accelerated bonus depreciation, which would provide additional cash flow benefits that would be realized in 2009 estimated to be in the range of approximately $125 million to $175 million for tax year 2009.

SCE's liquidity may be affected by, among other things, matters described in "Regulatory Matters" and "Commitments and Indemnities." See "Commitments and Indemnities" in the year-ended 2008 MD&A.

Capital Expenditures

SCE's capital investment plan projects total capital expenditures for the period 2009 – 2013 to be in the range of $16.7 billion to $20.2 billion. The 2009 – 2011 planned capital expenditures for CPUC-jurisdictional projects are consistent with the revenue requirements authorized in SCE's 2009 GRC. Recovery of planned capital expenditures for CPUC-jursidictional projects beyond 2011 is subject to the outcome of future CPUC general rate cases or other CPUC approvals. Recovery of certain projects included in the 2009 – 2013 capital investment plan have been approved or will be requested through other CPUC-authorized mechanisms on a project-by-project basis. These projects include, among others, SCE's Solar Photovoltaic Program (based on the scope of the proposed decision as discussed below) and SCE's EdisonSmartConnecttm project. Recovery of the 2009 planned capital expenditures for FERC-jurisdictional projects is subject to FERC approval in SCE's pending 2009 Rate Case (see "Current Regulatory Developments—FERC Rate Case" in the year-ended 2008 MD&A). Recovery of planned capital expenditures for FERC-jurisdictional projects beyond 2009 is subject to future FERC approval.

The level of growth is dependent on access to capital markets, regulatory decisions, and economic conditions in the U.S. The completion of the projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction delays, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, weather and other unforeseen conditions.

SCE's first quarter 2009 capital expenditures (including accruals) were $514 million related to its 2009 capital plan. SCE's first quarter 2009 capital expenditures were less than forecast, primarily due to timing delays including the delay in the 2009 GRC decision. The estimated capital expenditures for the next five years may vary from SCE's current forecast. If SCE assumes the same level of variability to forecast experienced in 2008 (approximately 18%) the estimated capital expenditures for the next five years would vary in the range of: 2009 – $2.8 billion to $3.4 billion; 2010 – $3.2 billion to $3.9 billion; 2011 – $3.5 billion to $4.2 billion; 2012 – $3.7 billion to $4.4 billion; and 2013 – $3.6 billion to $4.3 billion.

Solar Photovoltaic Program

In March 2009, the CPUC issued a proposed decision that would reduce the size of the utility-owned solar photovoltaic program from 250 MW to 160 MW and would reduce the incentive adder from 100 basis points to 50 basis points. The proposed decision also included mechanisms in which costs savings or overages would be split between ratepayers and shareholders and would include potential penalties under a performance guarantee. Due to the reduction in the size of the program and the cost thresholds proposed in the decision, SCE could be subject to potential penalties or may not be able to continue with the program. A final decision is expected in the second quarter of 2009. SCE cannot predict the final outcome of this proceeding.

Credit Ratings

At March 31, 2009, SCE's credit ratings were as follows:

	Moody's Rating	S&P Rating	Fitch Rating

Long-term senior secured debt	A2	A	A+
Short-term (commercial paper)	P-2	A-2	F-1

SCE cannot provide assurance that its current credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be changed. These credit ratings are not recommendations to buy, sell or hold its securities and may be revised at any time by a rating agency.

Dividend Restrictions and Debt Covenants

The CPUC regulates SCE's capital structure and limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted average basis. At March 31, 2009, SCE's 13-month weighted-average common equity component of total capitalization was 50.5% resulting in the capacity to pay $344 million in additional dividends.

SCE has a debt covenant in its credit facility that requires a debt to total capitalization ratio of less than or equal to 0.65 to 1 to be met. At March 31, 2009, SCE's debt to total capitalization ratio was 0.52 to 1.

Margin and Collateral Deposits

Certain derivative instruments and power procurement contracts under SCE's power and natural gas trading activities contain margin and collateral requirements. SCE has historically provided collateral in the form of cash and letters of credit for the benefit of counterparties related to the net of accounts payable, accounts receivable, unrealized losses and unrealized gains in connection with derivative activities. These requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments, and other factors. Future margin and collateral requirements may be higher (or lower) than requirements at March 31, 2009, due to the addition of incremental power and energy procurement contracts with margining and collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.

Certain of these margin and collateral requirements contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies referred to as a "credit-risk-related contingent feature." If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral. The table below illustrates the amount of collateral posted by SCE to its counterparties as well as the additional collateral that would be required if the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009.

In millions

Collateral posted as of March 31, 2009(1)	$284
Incremental collateral requirements resulting from a potential downgrade of SCE's credit rating to below investment grade	148

Total posted and potential collateral requirements(2)	$432

(1)
Collateral posted consisted of $110 million which was offset against derivative liabilities in accordance with the implementation of FIN 39-1, and $174 million provided to counterparties and other brokers (consisting of $37 million in cash reflected in "Margin and collateral deposits" on the consolidated balance sheets and $137 million in letters of credit).

(2)
Total posted and potential collateral requirements may increase by an additional $20 million, based on SCE's forward position as of March 31, 2009, due to adverse market price movements over the remaining life of the existing contracts using a 95% confidence level.

In the table above $6 million of collateral posted as of March 31, 2009 related to derivative liabilities, and $2 million of incremental collateral requirements related to derivative liabilities.

SCE's incremental collateral requirements are expected to be met from liquidity available from cash on hand and available capacity under SCE's credit facilities, discussed above.

MARKET RISK EXPOSURES

SCE's primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows, but are not expected to affect earnings due to expected recovery through regulatory mechanisms. SCE uses derivative financial instruments, as appropriate, to manage its market risks.

Commodity Price Risk

Introduction

As discussed in the year-ended 2008 MD&A, SCE is exposed to commodity price risk from its purchases of capacity and ancillary services to meet peak energy requirements and from exposure to natural gas prices that affect costs associated with power purchased from QFs, fuel tolling arrangements, and its own gas-fired generation, including SCE's Mountainview and peaker plants.

Natural Gas and Electricity Price Risk

As discussed in the year-ended 2008 MD&A, SCE has an active hedging program in place to minimize ratepayer exposure to variability in market prices; however, to the extent that SCE does not mitigate the exposure to commodity price risk, the unhedged portion is subject to the risks and benefits of spot-market price movements, which are ultimately passed-through to ratepayers.

The following table summarizes the fair values of outstanding derivative financial instruments used at SCE to mitigate its exposure to spot market prices:

	March 31, 2009		December 31, 2008

In millions	Assets	Liabilities	Assets	Liabilities

Electricity options, swaps and forward arrangements	$8	$26	$7	$15
Natural gas options, swaps and forward arrangements	41	373	80	304
Firm transmission rights and congestion revenue rights(1)	474	—	81	—
Tolling arrangements(2)	46	595	63	647
Netting and collateral	(1)	(111)	—	(72)

Total	$568	$883	$231	$894

(1)
During the first quarter of 2008, the CAISO held an auction for FTRs. SCE participated in the CAISO auction and paid $62 million to secure FTRs for the period April 2008 through March 2009. As of March 31, 2009, there were no FTRs outstanding. The FTRs have been replaced with CRRs in the CAISO's market redesign environment. See "—Market Redesign and Technology Upgrade" below for further discussion. SCE recognized the FTRs at fair value.

In September 2007 and November 2008, the CAISO allocated CRRs for the period April 2009 through December 2017 based on SCE's load requirements. In addition, SCE participated in CAISO auctions for the procurement of additional CRRs. The CRRs meet the definition of a derivative under SFAS No. 133.

(2)
In compliance with a CPUC mandate, SCE held an open, competitive solicitation that produced agreements with different project developers who have agreed to construct new Southern California generating resources. SCE has entered into a number of contracts, of which five received regulatory approval in the fourth quarter of 2008 and are recorded as derivative instruments. The contracts provide for fixed capacity payments as well as pricing for energy delivered based on a heat rate and contractual operation and maintenance prices. However, due to uncertainty regarding the availability of required emission credits, some of the generating resources may not be constructed and the contracts associated with these resources could therefore terminate, at which time SCE would no longer account for these contracts as derivatives. See "Other Developments—Environmental Matters—Priority Reserve Legal Challenges" in the year-ended 2008 MD&A.

SCE recognizes realized gains and losses on dervitative instruments as purchased power expense and recovers these costs from ratepayers. Due to expected future recovery from ratepayers, unrealized gains and losses are deferred and are not recognized as purchased power expense until realized. As a result, realized and unrealized gains and losses do not affect earnings, but may temporarily affect cash flows. Realized losses on economic hedging activities were $98 million and $2 million for the first quarter of 2009 and 2008, respectively. Unrealized gains on economic hedging activities were $333 million and $155 million for the first quarter of 2009 and 2008, respectively. Changes in realized and unrealized gains and losses on economic hedging activities were primarily due to significant decreases in forward natural gas prices in 2009 compared to 2008.

SCE adopted SFAS No. 157 effective January 1, 2008. The standard established a hierarchy for fair value measurements. For further discussion of SCE's adoption of SFAS No. 157, see "Southern California Edison Notes to Consolidated Financial Statements—Note 9. Fair Value Measurements."

Market Redesign and Technology Upgrade

The MRTU market became effective on March 31, 2009 and SCE began participating in the day-ahead and real-time markets for the sale of its generation and purchases of its load requirements. See "Market Risk Exposures—Commodity Price Risk—Market Redesign and Technology Upgrade" in the year-ended 2008 MD&A for a further description of these markets.

Interest Rate Risk

SCE is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used for liquidity purposes, to fund business operations and to finance capital expenditures. The nature and amount of SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. At March 31, 2009, SCE did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value. At March 31, 2009, the fair market value of SCE's long-term debt (including long-term debt due within one year) was $6.85 billion, compared to a carrying value of $6.74 billion.

Credit Risk

As discussed in the year-ended 2008 MD&A, as part of SCE's procurement activities, SCE contracts with a number of utilities, energy companies, financial institutions, and other companies, collectively referred to as counterparties. If a counterparty were to default on its contractual obligations, SCE could be exposed to potentially volatile spot markets for buying replacement power or selling excess power. In addition, SCE would be exposed to the risk of non-payment of accounts receivable, primarily related to sales of excess energy and realized gains on derivative instruments.

The credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the balance sheet. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. At March 31, 2009, the amount of balance sheet exposure as described above, broken down by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2009
In millions	Exposure(2)	Collateral	Net Exposure

S&P Credit Rating(1)
A or higher	$66	$(4)	$62
A-	476	—	476
BBB+	—	—	—
BBB	—	—	—
BBB-	—	—	—
Below investment grade and not rated	—	—	—

Total	$542	$(4)	$538

(1)
SCE assigns a credit rating based on the lower of a counterparty's S&P or Moody's rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the two credit ratings.

(2)
Exposure excludes amounts related to contracts classified as normal purchase and sales and non- derivative contractual commitments that are not recorded on the consolidated balance sheet, except for any related net accounts receivable.

The credit risk exposure set forth in the above table is comprised of $13 million of net accounts receivable and payables and $529 million representing the fair value, adjusted for counterparty credit reserves, of derivative contracts.

Due to recent developments in the financial markets, the credit ratings may not be reflective of the related credit risk. The CAISO comprises 88% of the total net exposure above and is mainly related to purchases of CRRs (see "—Commodity Price Risk" for further information).

RESULTS OF OPERATIONS AND HISTORICAL CASH FLOW ANALYSIS

The following subsections of "Results of Operations and Historical Cash Flow Analsyis" provide a discussion on the changes in various line items presented on the Consolidated Statements of Income, as well as a discussion of the changes on the Consolidated Statements of Cash Flows.

SCE has contracts with certain QFs that contain variable contract provisions based on the price of natural gas. Four of these contracts are with entities that are partnerships owned in part by EME. The QFs sell electricity to SCE and steam to nonrelated parties. As required by FIN 46(R), SCE consolidates these Big 4 projects.

Operating Revenue

The following table sets forth the major components of operating revenue:

	Three Months Ended March 31,

In millions	2009	2008

Operating revenue
Retail billed and unbilled revenue	$1,894	$1,898
Balancing account under collections	63	110
Sales for resale	90	182
Big 4 projects (SCE's VIES)	60	97
Other (including intercompany transactions)	82	92

Total	$2,189	$2,379

SCE's retail sales represented approximately 89% and 85% of operating revenue for the three months ended March 31, 2009 and 2008, respectively. Due to warmer weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than other quarters. Of total operating revenue, $1.0 billion was used to collect costs subject to balancing account treatment for both the three month periods ended March 31, 2009 and 2008.

Total operating revenue decreased by $190 million in the first quarter of 2009 compared to 2008, primarily due to a decline in electrical demand resulting in lower kWh sales. The variances for the revenue components are as follows:

•
Retail billed and unbilled revenue decreased $4 million for the three months ended March 31, 2009 compared to the same period in 2008. The overall system average rate has not changed significantly in 2009. The variance primarily reflects a sales volume decrease related to the economic downturn resulting in lower kWh sales.

•
SCE's revenue requirement provides recovery of pass-through costs under ratemaking mechanisms (balancing accounts) authorized by the CPUC. The revenue requirement for pass-through costs provides recovery of fuel and purchased-power expenses, demand-side management programs, nuclear decommissioning, public purpose programs, certain operation and maintenance expenses and depreciation expense related to certain projects. SCE recognizes revenue equal to actual costs incurred for pass-through costs. During the first quarter of 2009, SCE implemented the 2009 GRC which resulted in an updated revenue requirement retroactive to January 1, 2009 consistent with the CPUC authorization. In the first quarter of 2009, SCE accrued $63 million of revenue compared to an accrual of $110 million of revenue for the first quarter of 2008. The 2009 decrease in accrued revenue is due to lower purchased power and fuel costs experienced during the year compared to levels authorized in rates (see "—Purchased-Power Expense" and "—Fuel Expense" for further information).

•
Sales for resale represent the sale of excess energy. Excess energy from SCE sources which may exist at certain times is resold in the energy markets. Sales for resale revenue decreased for the first quarter of 2009 due to decreased kWh sales and lower natural gas prices. Revenue from sales for resale is refunded to customers through the ERRA balancing account and does not impact earnings.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and are not recognized as revenue by SCE. The amounts collected and remitted to CDWR were $505 million and $558 million for the three months ended March 31, 2009 and 2008, respectively.

Fuel Expense

	Three Months Ended March 31,

In millions	2009	2008

SCE	$97	$158
SCE's VIEs (Big 4 projects)	102	192

Total fuel expense	$199	$350

SCE's fuel expense decreased $61 million in the first quarter of 2009 mainly due to a $60 million decrease at SCE's Mountainview plant resulting from lower natural gas costs in 2009 compared to 2008.

SCE's VIEs fuel expense decreased $90 million in the first quarter of 2009 mainly due to lower natural gas costs in 2009 compared to 2008.

Purchased-Power Expense

	Three Months Ended March 31,

In millions	2009	2008

Purchased-power	$461	$691
Realized losses on economic hedging activities – net	98	2
Energy settlements and refunds	(19)	—

Total purchased-power expense	$540	$693

SCE's total purchased-power expense decreased $153 million in the first quarter of 2009.

Purchased-power, in the table above, decreased $230 million in the first quarter of 2009. The 2009 decrease was due to: lower bilateral energy purchases of $100 million, resulting from decreased kWh purchases and lower costs per kWh due to lower natural gas prices; lower QF purchased-power expense of $65 million, resulting from decreased kWh purchases and lower costs per kWh due to lower natural gas prices; and lower ISO-related energy costs of $10 million and lower firm transmission rights costs of $50 million.

SCE recognizes realized gains and losses on derivative instruments as purchased-power expense and recovers these costs from ratepayers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Realized losses on economic hedging activities were $98 million and $2 million in the first quarter of 2009 and 2008, respectively. Changes in realized gains and losses on economic hedging activities were primarily due to significant decreases in forward natural gas prices for the three month period ended March 31, 2009, compared to the same period in 2008. See "Market Risk Exposures—Commodity Price Risk" for further discussion.

SCE received energy settlements and refunds (including generator settlements) of $19 million in the first quarter of 2009. Certain of these refunds are from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the energy crisis in California in 2000 – 2001 or who benefited from the manipulation by receiving inflated market prices. SCE is required to refund to customers 90% of any refunds actually realized by SCE for these types of refunds, net of litigation costs, and 10% will be retained by SCE as a shareholder incentive.

Other Operation and Maintenance Expense

SCE's other operation and maintenance expense decreased $6 million in the first quarter of 2009 primarily due to a $30 million decrease in transmission and distribution maintenance and storm damage costs in 2009 and a $10 million decrease in operation and maintenance expense associated with SCE VIEs in 2009 which were offset primarily by an increase in administrative and general and other costs including labor escalation, facility maintenance work and timing of nuclear insurance premium refunds.

Depreciation, Decommissioning and Amortization Expense

SCE's depreciation, decommissioning and amortization expense increased $19 million in the first quarter of 2009 primarily due to a $10 million increase in depreciation expense resulting from additions to transmission and distribution assets (see "Liquidity—Capital Expenditures" for a further discussion); and $10 million increase in capitalized software amortization costs.

Interest Expense – Net of Amounts Capitalized

SCE's interest expense – net of amounts capitalized increased $12 million in the first quarter of 2009 primarily due to higher interest expense on short-term debt and long-term debt resulting from higher outstanding balances compared to the same period in 2008.

Income Taxes

SCE's composite federal and state statutory income tax rates were approximately 41% and 40% (net of the federal benefit for state income taxes) for 2009 and 2008 respectively. The effective tax rates of 35% and 33% for the three months ended March 31, 2009 and 2008, respectively, were lower compared to the statutory rate primarily due to property related flow through tax deductions. The effective tax rate of 35% was higher compared to the same period in 2008 primarily due to higher pre-tax income in 2009 without a corresponding increase in flow through tax deductions.

Historical Cash Flow Analysis

The "Historical Cash Flow Analysis" section of this MD&A discusses consolidated cash flows from operating, financing and investing activities.

Cash Flows from Operating Activities

Cash provided by operating activities decreased $52 million in 2009 compared to 2008. The 2009 change was primarily due to a net $150 million cash outflow related to balancing account activities mainly due to: $200 million in refund payments received in 2008 related to SCE's public purpose programs with no comparable refunds in 2009; a net under-collection of other balancing accounts in 2009, compared to a net over-collection in 2008; partially offset by ERRA balancing account collections in 2009, compared to ERRA balancing account refunds in 2008. The ERRA balancing account was under-collected by $354 million and $406 million at March 31, 2009 and December 31, 2008, respectively, compared to an over-collection of $293 million and $433 million at March 31, 2008 and December 31, 2007, respectively. The change also reflects a higher increase in margin and collateral deposits with counterparties in 2009 compared to 2008. The 2009 change was also due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows from Financing Activities

Net cash provided (used) by financing activities mainly consisted of long-term debt issuances (payments) and short-term debt issuances (payments).

Financing activities in 2009 were as follows:

•
In March 2009, SCE issued $500 million of first refunding mortgage bonds due in 2039 and $250 million of first and refunding mortgage bonds due in 2014. SCE intends to use the net proceeds for general corporate purposes.

•
In March 2009, SCE purchased two issues of its tax-exempt pollution control bonds totaling approximately $219 million and converted the issues to a variable rate structure. SCE continues to hold the bonds which remain outstanding and have not been retired or cancelled.

•
In February 2009, SCE repaid $150 million of its first and refunding mortgage bonds.

•
During the first quarter of 2009, SCE's net repayments of short-term debt were $335 million.

•
Other financing activities in 2009 include dividend payments of $100 million paid to Edison International and payments of $3 million for the purchase and delivery of outstanding common stock for settlement of stock based awards (facilitated by a third party).

Financing activities in 2008 were as follows:

•
In January, SCE issued $600 million of first refunding mortgage bonds due in 2038. The proceeds were used to repay SCE's outstanding commercial paper of approximately $426 million and for general corporate purposes.

•
In January, SCE repurchased 350,000 shares of 4.08% cumulative preferred stock at a price of $19.50 per share. SCE retired this preferred stock in January 2008 and recorded a $2 million gain on the cancellation of reacquired capital stock (reflected in the caption "Common stock" on the consolidated balance sheets).

•
During the first quarter, SCE purchased $212 million of its auction rate bonds, converted the issue to a variable rate structure, and terminated the FGIC insurance policy. SCE continues to hold the bonds which remain outstanding and have not been retired or cancelled.

•
During the first quarter of 2008, SCE's net repayments of short-term debt were $100 million.

•
Other financing activities in 2008 include dividend payments of $25 million paid to Edison International and payments of $15 million for the purchase and delivery of outstanding common stock for settlement of stock based awards (facilitated by a third party).

Cash Flows from Investing Activities

Cash flows from investing activities are affected by capital expenditures, SCE's funding of nuclear decommissioning trusts, and proceeds and maturities of investments.

Investing activities in 2009 reflect $690 million in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $15 million for nuclear fuel acquisitions. Investing activities also include net purchases of nuclear decommissioning trust investments of $42 million.

Investing activities in 2008 reflect $588 million in capital expenditures at SCE, primarily for transmission and distribution assets, including approximately $19 million for nuclear fuel acquisitions. Investing activities also include net purchases of nuclear decommissioning trust investments and other of $30 million.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1—Summary of Significant Accounting Policies—New Accounting Pronouncements under "Southern California Edison's Notes to Consolidated Financial Statements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information responding to Part I, Item 3 is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Market Risk Exposures" is incorporated herein by this reference.

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

SCE has not designed, established, or maintained internal control over financial reporting for four variable interest entities, referred to as "VIEs," that SCE was required to consolidate under an accounting interpretation issued by the Financial Accounting Standards Board. SCE's evaluation of internal control over financial reporting does not include these VIEs.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Catalina South Coast Air Quality Management District Potential Environmental Proceeding

During the first half of 2006, the South Coast Air Quality Management District (SCAQMD) issued three NOVs alleging that Unit 15, SCE's primary diesel generation unit on Catalina Island, had exceeded the NOx emission limit dictated by its air permit. Prior to the NOVs, SCE had filed an application with the SCAQMD seeking a permit amendment that would allow a three-hour averaging of the NOx limit during normal (non-startup) operations and clarification regarding a startup exemption. In July 2006, the SCAQMD denied SCE's application to amend the Unit 15 air permit, and informed SCE that several conditions would have to be satisfied prior to re-application. SCE is currently in the process of developing and supplying the information and analyses required by those conditions.

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

In July 2008, SCE received an additional NOV for emitting NOx in excess of SCE's Regional Clean Air Incentives Market (RECLAIM) credits. Under the RECLAIM program, a RECLAIM-regulated facility must have sufficient RECLAIM Trading Credits to equal the amount of NOx that the facility emits. The NOV alleges that SCE did not have sufficient RECLAIM Trading Credits in the first and second quarters of 2007 to match the actual NOx emissions at Catalina's generating units.

A settlement agreement, which resolves all of the NOVs, was fully executed in April 2009 and requires SCE to install new equipment by December 31, 2011 or pay a $3 million fine if the equipment is not installed by that date. The settlement agreement also provides that if SCE's application for a permit amendment is not granted, the parties will not be bound by the terms of the settlement. SCE continues to work with the SCAQMD on the permit amendment process.

 PART II. OTHER INFORMATION

Item 6.    Exhibits

Southern California Edison Company

10.1*	Credit Agreement, dated as of March 17, 2009, among Southern California Edison Company and Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and Barclays Bank PLC, Morgan Stanley Bank, N.A., SunTrust Bank and UBS Loan Finance LLC, as Documentation Agents, and the lenders thereto (File No. 1-2323, filed as Exhibit 10 to Southern California Edison Company's Form 8-K dated March 17, 2009)
10.2*	Edison International 2009 Executive Bonus Program (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2009)
10.3*	Edison International 2009 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2009)
10.4*
Edison International 2007 Performance Incentive Plan, Amended and Restated as of February 26. 2009 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2009)
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

Date: May 8, 2009