Form 10-Q
period 2010-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2010-10-29
CIK 92103

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 26, 2010
Common Stock, no par value	434,888,104

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	SCE's Annual Report on Form 10-K for the year ended December 31, 2009
AB	Assembly Bill
AFUDC	allowance for funds used during construction
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bcf	Billion cubic feet
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DCR	Devers-Colorado River
DOE	U. S. Department of Energy
DRA	Division of Ratepayer Advocates
DWP	Los Angeles Department of Water & Power
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
Global Settlement	A settlement between Edison International and the IRS that resolves all of SCE's federal income tax disputes and affirmative claims for tax years 1986 through 2002 and related matters with state tax authorities.
GRC	General Rate Case
Investor-Owned Utilities	SCE, SDG&E and PG&E
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Moody's	Moody's Investors Service
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
MRTU	Market Redesign Technical Upgrade
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NOx	nitrogen oxide

i

NRC	Nuclear Regulatory Commission
NSR	New Source Review
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PBR	Performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
RICO	Racketeer Influenced and Corrupt Organization
ROE	return on equity
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCAQMD	South Coast Air Quality Management District
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SIP(s)	State Implementation Plan(s)
SO2	sulfur dioxide
SRP	Salt River Project Agricultural Improvement and Power District
The Tribes	Navajo Nation and Hopi Tribe
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income	Southern California Edison Company
	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Operating revenue	$3,098	$3,069	$7,504	$7,531

Fuel	100	177	275	533
Purchased power	1,118	1,032	2,337	2,155
Operation and maintenance	803	802	2,272	2,222
Depreciation, decommissioning and amortization	316	302	945	877
Property and other taxes	65	60	195	187
Gain on sale of assets	—	—	(1)	(1)

Total operating expenses	2,402	2,373	6,023	5,973

Operating income	696	696	1,481	1,558
Interest income	2	4	5	9
Other income	33	69	103	126
Interest expense – net of amounts capitalized	(109)	(105)	(315)	(320)
Other expenses	(10)	(13)	(39)	(33)

Income before income taxes	612	651	1,235	1,340
Income tax expense	205	236	338	159

Net income	407	415	897	1,181
Less: Net income attributable to noncontrolling interests	—	56	—	90
Dividends on preferred and preference stock not subject to mandatory redemption	13	13	39	38

Net income available for common stock	$394	$346	$858	$1,053

Consolidated Statements of Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Net income	$407	$415	$897	$1,181
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	—	—	2	1

Comprehensive income	407	415	899	1,182
Less: Comprehensive income attributable to noncontrolling interests	—	56	—	90

Comprehensive income attributable to SCE	$407	$359	$899	$1,092

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company
(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
ASSETS
Cash and equivalents	$857	$462
Short-term investments	4	9
Receivables, less allowances of $59 and $53 for uncollectible accounts at respective dates	887	719
Accrued unbilled revenue	612	347
Inventory	326	337
Derivative assets	69	160
Regulatory assets	404	120
Other current assets	69	175

Total current assets	3,228	2,329

Nonutility property – less accumulated depreciation of $98 and $744 at respective dates	69	324
Nuclear decommissioning trusts	3,347	3,140
Other investments	84	67

Total investments and other assets	3,500	3,531

Utility plant, at original cost:
Transmission and distribution	23,747	22,214
Generation	2,731	2,667
Accumulated depreciation	(6,097)	(5,921)
Construction work in progress	3,020	2,701
Nuclear fuel, at amortized cost	340	305

Total utility plant	23,741	21,966

Derivative assets	192	187
Regulatory assets	5,227	4,139
Other long-term assets	339	322

Total long-term assets	5,758	4,648

Total assets	$36,227	$32,474

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company
(in millions, except share amounts)	September 30, 2010	December 31, 2009

	(Unaudited)
LIABILITIES AND EQUITY
Current portion of long-term debt	$—	$250
Accounts payable	1,146	1,282
Accrued taxes	150	9
Accrued interest	98	162
Customer deposits	224	238
Derivative liabilities	225	102
Regulatory liabilities	804	367
Other current liabilities	513	637

Total current liabilities	3,160	3,047

Long-term debt	7,626	6,490

Deferred income taxes	4,173	3,651
Deferred investment tax credits	98	97
Customer advances	114	119
Derivative liabilities	1,298	496
Pensions and benefits	1,757	1,681
Asset retirement obligations	3,326	3,198
Regulatory liabilities	3,663	3,328
Other deferred credits and other long-term liabilities	1,879	1,652

Total deferred credits and other liabilities	16,308	14,222

Total liabilities	27,094	23,759

Commitments and contingencies (Note 6)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	566	551
Accumulated other comprehensive loss	(17)	(19)
Retained earnings	5,496	4,746

Total common shareholder's equity	8,213	7,446

Preferred and preference stock not subject to mandatory redemption	920	920
Noncontrolling interests	—	349

Total equity	9,133	8,715

Total liabilities and equity	$36,227	$32,474

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company
	Nine Months Ended September 30,
(in millions)	2010	2009

	(Unaudited)
Cash flows from operating activities:
Net income	$897	$1,181
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	945	877
Regulatory impacts of net nuclear decommissioning trust earnings (reflected in accumulated depreciation)	106	133
Other amortization	82	88
Stock-based compensation	12	10
Deferred income taxes and investment tax credits	336	353
Changes in operating assets and liabilities:
Receivables	(197)	(243)
Inventory	(5)	33
Margin and collateral deposits – net of collateral received	1	20
Prepaid taxes	33	178
Other current assets	(279)	(283)
Accounts payable	(3)	146
Accrued taxes	140	(101)
Other current liabilities	(103)	(25)
Derivative assets and liabilities – net	1,012	(359)
Regulatory assets and liabilities – net	(530)	951
Other assets	(26)	(147)
Other liabilities	235	469

Net cash provided by operating activities	2,656	3,281

Cash flows from financing activities:
Long-term debt issued	1,135	750
Long-term debt issuance costs	(16)	(11)
Long-term debt repaid	(256)	(153)
Bonds repurchased	—	(219)
Short-term debt financing – net	—	(1,893)
Settlements of stock-based compensation – net	(2)	4
Distributions to noncontrolling interest	—	(94)
Dividends paid	(239)	(238)

Net cash provided (used) by financing activities	622	(1,854)

Cash flows from investing activities:
Capital expenditures	(2,659)	(2,109)
Proceeds from sale of nuclear decommissioning trust investments	903	1,814
Purchases of nuclear decommissioning trust investments and other	(1,036)	(1,977)
Sales of short-term investments	6	1
Purchases of short-term investments	(1)	(1)
Customer advances for construction and other investments	(4)	(12)
Effect of deconsolidation of variable interest entities	(92)	—

Net cash used by investing activities	(2,883)	(2,284)

Net increase (decrease) in cash and equivalents	395	(857)
Cash and equivalents, beginning of period	462	1,611

Cash and equivalents, end of period	$857	$754

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

In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Cash and Equivalents

Cash equivalents included money market funds totaling $825 million and $360 million at September 30, 2010 and December 31, 2009, respectively. The carrying value of cash equivalents approximates the fair value, as all investments have maturities of three months or less. For further discussion of money market funds, see Note 9.

SCE temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. SCE reclassified $320 million and $224 million of checks issued against these accounts, but not yet paid by the financial institution, from cash to accounts payable at September 30, 2010 and December 31, 2009, respectively.

Margin and Collateral Deposits

Margin and collateral deposits include cash deposited with counterparties and brokers, and cash received from counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in the fair value of the positions. SCE nets margin and cash collateral deposits subject to a master netting arrangement with its derivative positions on its consolidated balance sheets. The following table summarizes margin and collateral deposits provided to and received from counterparties:

(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
Collateral provided to counterparties:
Offset against derivative liabilities	$5	$—
Reflected in other current assets	2	6
Collateral received from counterparties:
Reflected in other current liabilities	56	59

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

Accounting Guidance Not Yet Adopted

Final accounting pronouncements issued by the FASB effective after September 30, 2010 are not expected to have a material effect on SCE's consolidated results of operations, financial position or cash flows.

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

A portion of SCE's purchased power supply is subject to natural gas price volatility. SCE's natural gas price exposure arises from purchasing natural gas for generation at the Mountainview power plant and peaker plants, bilateral contracts where pricing is based on natural gas prices (this includes contract energy prices for some renewable QFs which are based on the monthly index price of natural gas delivered at the southern California border), and power contracts in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2010	December 31, 2009

		(Unaudited)
Electricity options, swaps and forward arrangements	GWh	12,721	14,868
Natural gas options, swaps and forward arrangements	Bcf	272	266
Congestion revenue rights	GWh	146,538	195,367
Tolling arrangements[1]	GWh	115,681	116,398

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

 Fair Value of Derivative Instruments

The following table summarizes the gross and net fair values of commodity derivative instruments at September 30, 2010:

	Derivative Assets			Derivative Liabilities

(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

	(Unaudited)
Non-trading activities:
Economic hedges	$69	$192	$261	$230	$1,298	$1,528	$1,267
Netting and collateral	—	—	—	(5)	—	(5)	(5)

Total	$69	$192	$261	$225	$1,298	$1,523	$1,262

The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2009:

	Derivative Assets			Derivative Liabilities

(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability

	(Unaudited)
Non-trading activities:
Economic hedges	$160	$187	$347	$102	$496	$598	$251

Income Statement Impact of Derivative Instruments

SCE recognizes realized gains and losses on derivative instruments as purchased-power expense and recovers these costs, subject to reasonableness review, from ratepayers. As a result, realized gains and losses are not reflected in earnings, but may temporarily affect cash flows. Due to expected future recovery from ratepayers, unrealized gains and losses are recorded as regulatory assets or liabilities and therefore are also not reflected in earnings. The results of derivative activities and related regulatory offsets are recorded in cash flows from operating activities in the consolidated statements of cash flows.

The following table summarizes the components of economic hedging activity:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Realized loss	$(53)	$(113)	$(116)	$(307)
Unrealized gain (loss)	(165)	(198)	(1,022)	428

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

Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a "credit-risk-related contingent feature." If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $240 million and $91 million, as of September 30, 2010 and December 31, 2009, respectively, for which SCE has posted no collateral to its counterparties. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010, SCE would be required to post $16 million of additional collateral based on the contractual terms.

Note 3. Liabilities and Lines of Credit

Long-Term Debt

In March 2010, SCE issued $500 million of 5.5% first and refunding mortgage bonds due in 2040. In May 2010, SCE reissued $144 million of 5.0% tax-exempt pollution control bonds due in 2035. In August 2010, SCE issued $500 million of 4.5% first and refunding mortgage bonds due in 2040. These issuances are part of long-term financing plans to fund SCE's capital program.

Credit Agreements and Short-Term Debt

In March 2010, SCE replaced its $500 million 364-day revolving credit facility with a new $500 million three-year credit facility that terminates in March 2013.

At September 30, 2010, letters of credit issued under SCE's credit facilities aggregated $11 million and are scheduled to expire in twelve months or less.

 Note 4. Income Taxes

Effective Tax Rate

The table below contains a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision from continuing operations attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Provision for income tax at federal statutory rate of 35%	$214	$208	$433	$438
Increase (decrease) in income tax from:
Items presented with related state income tax, net
Global settlement related	(42)	—	(95)	(300)
Change in tax accounting method for asset removal costs	—	—	(40)	—
State tax – net of federal benefit	26	28	47	55
Health care legislation	—	—	39	—
Property-related and other	7	—	(46)	(34)

Total income tax expense from continuing operations	$205	$236	$338	$159

Pre-tax income from continuing operations	$612	$595	$1,235	$1,250

Effective tax rate	33%	40%	27%	13%

The CPUC requires flow-through rate-making treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

Global Settlement

During 2010, SCE recognized a $95 million earnings benefit relating to the California impact of the federal Global Settlement, including $53 million in the second quarter resulting from acceptance by the Franchise Tax Board of the tax positions finalized with the IRS in 2009 and $42 million in the third quarter resulting from receipt of the final interest determination from the Franchise Tax Board. During the nine months ended September 30, 2009 SCE recognized a $300 million earnings benefit related to the Global Settlement finalized with the IRS (described in "Item 8. SCE Notes to Consolidated Financial Statements—Note 4. Income Taxes" of the 2009 Form 10-K).

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

Accounting for Uncertainty in Income Taxes

Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits from January 1 to September 30 for 2010 and 2009:

(in millions)	2010	2009

	(Unaudited)
Balance at January 1	$482	$2,066
Tax positions taken during the current year:
Increases	65	48
Tax positions taken during a prior year:
Increases	185	155
Decreases	(14)	(30)
Decreases for settlements during the period	(68)	(1,741)

Balance at September 30	$650	$498

As of September 30, 2010 and December 31, 2009, respectively, if recognized, $191 million and $179 million of unrecognized tax benefits would impact the effective tax rate.

Accrued Interest and Penalties

The total amount of accrued interest and penalties related to SCE's income tax liabilities was $105 million and $79 million as of September 30, 2010 and December 31, 2009, respectively.

The net after-tax interest and penalties recognized in income tax expense was a benefit of $27 million for the three months ended September 30, 2010, compared to an expense of $5 million for the same period in 2009. Net after-tax interest and penalties recognized in income tax expense was a benefit of $48 million and $284 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 5. Compensation and Benefit Plans

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

During the nine months ended September 30, 2010, SCE made 2010 plan year contributions of $72 million and expects to make $25 million of additional contributions during the remainder of 2010. SCE recovers contributions made to most of its pension plans through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Service cost	$29	$27	$87	$81
Interest cost	49	48	147	144
Expected return on plan assets	(49)	(40)	(147)	(120)
Amortization of prior service cost	2	4	6	12
Amortization of net loss	6	13	18	39

Expense under accounting standards	$37	$52	$111	$156
Regulatory adjustment – deferred	(14)	(24)	(42)	(72)

Total expense recognized	$23	$28	$69	$84

Postretirement Benefits Other Than Pensions

During the nine months ended September 30, 2010, SCE made 2010 plan year contributions of $18 million and expects to make $29 million of additional contributions during the remainder of 2010. SCE's annual contributions are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to its total annual expense.

Expense components are:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Service cost	$7	$7	$21	$21
Interest cost	30	29	90	88
Expected return on plan assets	(25)	(20)	(75)	(60)
Amortization of prior service cost (credit)	(9)	(7)	(27)	(21)
Amortization of net loss	8	11	24	32

Total expense	$11	$20	$33	$60

 Stock-Based Compensation

During the first quarter of 2010, Edison International granted its 2010 stock-based compensation awards to SCE employees, which included stock options, performance shares and restricted stock units. SCE's total stock-based compensation expenses (reflected in the caption "Operation and maintenance" on the consolidated statements of income) was $6 million for both the three months ended September 30, 2010 and 2009, and $16 million and $15 million for the nine months ended September 30, 2010 and 2009, respectively. The income tax benefit recognized in the consolidated statements of income was $2 million for both the three months ended September 30, 2010 and 2009, and $6 million for both the nine months ended September 30, 2010 and 2009. Excess tax benefits included in "Settlements of stock-based compensation – net" in the financing section of the consolidated statements of cash flows were $3 million and $6 million for the nine months ended September 30, 2010 and 2009, respectively.

Stock Options

The following is a summary of the status of Edison International stock options granted to SCE employees:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	(Unaudited)
Outstanding at December 31, 2009	8,749,015	$31.91
Granted	2,157,031	33.28
Expired	(2,688)	51.38
Forfeited	(78,641)	31.50
Exercised	(396,184)	23.02
Affiliate transfers – net	28,554	36.33

Outstanding at September 30, 2010	10,457,087	32.54	6.52

Vested and expected to vest at September 30, 2010	10,170,748	32.55	6.46	$54,894,724

Exercisable at September 30, 2010	5,599,849	32.79	4.79	$35,092,633

SCE's cash outflows to purchase Edison International shares in the open market to settle stock options exercised were $5 million and $2 million for the three months ended September 30, 2010 and 2009, respectively, and $12 million and $6 million for the nine months ended September 30, 2010 and 2009, respectively. Cash inflows from participants to exercise stock options were $3 million and $1 million for the three months ended September 30, 2010 and 2009, respectively, and $8 million and $4 million for the nine months ended September 30, 2010 and 2009, respectively. The tax benefit realized from options exercised was $1 million and less than $1 million for the three months ended September 30, 2010 and 2009, respectively, and $2 million and $1 million for the nine months ended September 30, 2010 and 2009, respectively.

 Performance Shares

The following is a summary of the status of Edison International nonvested performance shares granted to SCE employees:

	Equity Awards		Liability Awards

	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Fair Value[1]

	(Unaudited)
Nonvested at December 31, 2009	172,604	$36.65	172,604
Granted	82,056	31.96	82,056
Forfeited	(34,673)	55.87	(34,673)
Affiliate transfers – net	791	41.62	791

Nonvested at September 30, 2010	220,778	32.06	220,778	$16.47

1
The current portion of nonvested performance shares granted to SCE employees and classified as liability awards is reflected in the caption "Other current liabilities" and the long-term portion is reflected in "Pensions and benefits" on the consolidated balance sheets.

There were no performance shares paid in 2009 or 2010.

Note 6. Commitments and Contingencies

Lease Commitments

SCE entered into two 20-year power purchase contracts which are classified as capital leases and are expected to be recorded on the consolidated balance sheets upon commencement of the contracts in 2012 and 2013. SCE's commitments upon commencement are estimated to be: $38 million in 2012, $98 million in 2013, $120 million in 2014, and $2.1 billion for the period remaining thereafter (amounts representing executory costs and interest are $490 million and $911 million, respectively).

Other Commitments

At September 30, 2010, SCE had power purchase contracts with additional commitments estimated to be: $30 million for the remainder of 2010, $94 million in 2011, $77 million in 2012, $53 million in 2013, $49 million in 2014, and $1 billion for the period remaining thereafter.

In October 2010, SCE completed its 2010 annual request for offers and entered into new power purchase contracts with commitments estimated to be: $35 million in 2011, $122 million in 2012, $163 million in 2013, and $69 million in 2014.

SCE has letters of credit outstanding under a credit facility. For further discussion, see Note 3.

Indemnities

Indemnity Provided as Part of the Acquisition of Mountainview

In connection with the acquisition of the Mountainview power plant, SCE agreed to indemnify the seller with respect to specific environmental claims related to SCE's previously owned San Bernardino Generating Station, divested by SCE in 1998 and reacquired as part of the Mountainview acquisition.

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

Mountainview Filter Cake Indemnity

The Mountainview power plant utilizes water from on-site groundwater wells and City of Redlands ("City") recycled water for cooling purposes. Unrelated to the operation of the plant, the groundwater contains perchlorate. The pumping of the water removes perchlorate from the aquifer beneath the plant and concentrates it in the plant's wastewater treatment "filter cake." Use of this impacted groundwater for cooling purposes was mandated by Mountainview's California Energy Commission permit. SCE has indemnified the City for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. SCE has not recorded a liability related to this indemnity.

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

California Renewable Energy Developments

In September 2010, CARB voted to adopt a Renewable Electricity Standard regulation, which would require most retail sellers of electricity in California to procure 33% of their electricity from eligible renewable energy resources by 2020. The potential impact of the Standard will depend on provisions, which have not yet been finalized, and therefore remains uncertain. SCE believes that achieving a 33% renewables portfolio standard in this timeframe will be highly ambitious, given the magnitude of the infrastructure build-out required and the slow pace of transmission permitting and approvals.

Greenhouse Gas Regulation

In June 2010, the US EPA finalized the Prevention of Significant Deterioration ("PSD") and Title V greenhouse gas tailoring rule. The effective date of the final rule is August 2, 2010. The emissions thresholds for CO2 equivalents in the final rule are as follows:

January – June 2011	75,000 tons per year for new and modified sources already subject to PSD for pollutants other than greenhouse gases
July 2011 – June 2013	100,000 tons per year for new sources, and 75,000 tons per year for modified sources

Numerous legal challenges to the greenhouse gas tailoring rule have been filed. As written, the rule applies to all sources meeting the thresholds that are built or modified after January 1, 2011. If controls are required to be installed at SCE's facilities in the future in order to reduce greenhouse gas emissions pursuant to regulations issued by the US EPA or others, the potential impact will depend on the nature of the controls applied, which remains uncertain.

Once-Through Cooling

In May 2010, the California State Water Resources Board issued a final policy, which establishes closed-cycle wet cooling as required technology for retrofitting existing once-through cooled plants like San Onofre and many of the existing fossil-fueled power plants along the California coast. The final policy requires an independent engineering study to be completed prior to the fourth quarter of 2013 regarding the feasibility of compliance by California's two coastal nuclear power plants. Depending on the results of the study, the required compliance may result in significant capital expenditures at San Onofre and may affect its operations. The policy may also significantly impact SCE's ability to procure generating capacity from fossil-fueled plants that use ocean water in once-through cooling systems, system reliability and the cost of electricity to the extent other coastal power plants in California are forced to shut down or limit operations. The policy has the potential to adversely affect California's nineteen once-through cooled power plants, which provide over 21,000 MW of combined, in-state generation capacity, including over 9,100 MW of capacity interconnected within SCE's service territory.

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

As of September 30, 2010, SCE's recorded estimated minimum liability to remediate its 23 identified sites was $38 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at these identified sites could exceed its recorded liability by up to $228 million. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. In addition to its identified sites (sites in which the upper end of the range of costs is at least $1 million), SCE also has 34 immaterial sites for which total liability ranges from $5 million (the recorded minimum liability) to $10 million.

The CPUC allows SCE to recover 90% of its environmental remediation costs at certain sites, representing $34 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). Under this mechanism, SCE will recover 90% of cleanup costs through customer rates; shareholders fund the remaining 10%, with the opportunity to recover these costs from insurance carriers and other third parties. SCE has successfully settled insurance claims with all responsible carriers. SCE expects to recover costs incurred at its remaining sites through customer rates. SCE has recorded a regulatory asset of $39 million for its estimated minimum environmental cleanup costs expected to be recovered through customer rates.

SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $18 million. Recorded costs were $3 million and $2 million for the three months ended September 30, 2010 and 2009, respectively, and $7 million for both the nine months ended September 30, 2010 and 2009.

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

Federal and State Income Taxes

SCE and its subsidiaries are included in Edison International's consolidated federal income tax and combined state franchise tax returns. Edison International's consolidated federal income tax returns are currently under examination by the IRS for tax years 2003 through 2006 and are subject to examination through tax year 2009. Edison International's combined California state franchise tax returns are subject to examination for tax years 1991 through 2009. For further discussion, see Note 4.

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

FERC Transmission Incentives and CWIP Proceedings

In November 2007, the FERC issued an order granting ROE incentive adders, recovery of the ROE and incentive adders in the CWIP proceedings, and 100% recovery of abandoned plant costs (if any) for three of SCE's transmission projects. The current ROE incentive adders are: 100 basis point adder for DCR, 125 basis point adder for Tehachapi, and 75 basis point adder for Rancho Vista. The CPUC filed an appeal of the November order, which had been stayed pending final resolution by the FERC of the 2008 CWIP proceeding. In April 2010, the FERC issued an order on SCE's 2008 CWIP proceeding. The order sets SCE's 2008 base ROE (before incentives) at 9.54% and establishes a methodology for determining the base ROE for 2009 and 2010 CWIP incentives. In May 2010, SCE filed an application for rehearing with the FERC. The order did not have a material impact on SCE's earnings or cash flows. The collected 2008 through 2010 CWIP revenue requirements are subject to refund, pending a final FERC order on these matters.

Navajo Nation Litigation

The Navajo Nation filed a complaint in June 1999 against SCE, among other defendants, arising out of the coal supply agreement for Mohave. Subsequently, the Hopi Tribe was added as an additional plaintiff. As amended in April 2010, the Navajo Nation's complaint asserts claims for, among other things, interference with fiduciary duties and contractual relations, fraudulent misrepresentations by nondisclosure, and various contract-related claims. The complaint claims that the defendants' actions prevented the Navajo Nation from obtaining the full value in royalty rates for the coal supplied to Mohave. The complaint seeks damages of not less than $600 million, plus interest thereon, and punitive damages of not less than $1 billion. No trial date has been set for this litigation. In April 2009, in a related case filed in December 1993 against the U.S. Government, the U.S. Supreme Court found that the Navajo Nation did not have a claim for compensation. In September 2010, the Hopi Tribe settled all of its claims and the remaining parties agreed to engage in mediation. SCE cannot predict the outcome of the Navajo Nation's complaint against SCE.

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

In January 2004, SCE, as operating agent of San Onofre, filed a complaint against the DOE in the United States Court of Federal Claims seeking damages for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. In June 2010, the United States Court of Federal Claims issued a decision granting SCE damages of approximately $142 million to recover costs incurred through December 31, 2005, which has been appealed by the DOE. Additional legal action would be necessary to recover damages incurred after that date. Any damages recovered would be returned to SCE ratepayers or used to offset past or future fuel decommissioning or storage costs for the benefit of the ratepayer.

 Note 7. Consolidated Statements of Changes in Equity

The following table provides changes in equity for the nine months ended September 30, 2010.

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Preferred and Preference Stock	Noncontrolling Interest	Total Equity

	(Unaudited)
Balance at December 31, 2009	$2,168	$551	$(19)	$4,746	$920	$349	$8,715
Net income	—	—	—	897	—	—	897
Other comprehensive income	—	—	2	—	—	—	2
Deconsolidation of variable interest entities (see Note 12)	—	—	—	—	—	(349)	(349)
Dividends declared on common stock	—	—	—	(100)	—	—	(100)
Dividends declared on preferred and preference stock not subject to mandatory redemption	—	—	—	(39)	—	—	(39)
Stock-based compensation – net	—	3	—	(5)	—	—	(2)
Noncash stock-based compensation and other	—	12	—	(3)	—	—	9

Balance at September 30, 2010	$2,168	$566	$(17)	$5,496	$920	$—	$9,133

The following table provides changes in equity for the nine months ended September 30, 2009.

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Preferred and Preference Stock	Noncontrolling Interest	Total Equity

	(Unaudited)
Balance at December 31, 2008	$2,168	$532	$(14)	$3,827	$920	$380	$7,813
Net income	—	—	—	1,091	—	90	1,181
Other comprehensive income	—	—	1	—	—	—	1
Distributions to noncontrolling interests	—	—	—	—	—	(94)	(94)
Dividends declared on common stock	—	—	—	(200)	—	—	(200)
Dividends declared on preferred and preference stock not subject to mandatory redemption	—	—	—	(38)	—	—	(38)
Stock-based compensation – net	—	6	—	(2)	—	—	4
Noncash stock based compensation and other	—	10	—	(3)	—	—	7

Balance at September 30, 2009	$2,168	$548	$(13)	$4,675	$920	$376	$8,674

Note 8. Supplemental Cash Flows Information

The following is SCE's supplemental cash flows information:

	Nine Months Ended September 30,
(in millions)	2010	2009

	(Unaudited)
Cash payments (receipts) for interest and taxes
Interest – net of amounts capitalized	$339	$326
Tax receipts	(309)	(690)
Noncash investing and financing activities
Details of debt exchange:
Pollution-control bonds redeemed	$(303)	$—
Pollution-control bonds issued	303	—
Deconsolidation of variable interest entities:
Assets other than cash	$306	$—
Liabilities and noncontrolling interests	(398)	—
Dividends declared but not paid
Common stock	$—	$100
Preferred and preference stock	9	8

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

Level 3 includes the majority of SCE's derivatives, including over-the-counter options, bilateral contracts, capacity contracts, and QF contracts. The fair value of these derivatives is determined using uncorroborated non-binding broker quotes and models which may require SCE to extrapolate short-term observable inputs in order to calculate fair value. Broker quotes are obtained from several brokers and compared against each other for reasonableness.

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

The fair value of the derivative assets and liabilities are adjusted for nonperformance risk. To assess nonperformance risk, SCE considers default risk and the loss incurred if a counterparty defaults. The fair value of derivative assets and derivative liabilities nonperformance risks was $1 million and $9 million, respectively at September 30, 2010 and was $2 million and $7 million, respectively, at December 31, 2009.

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

The following tables set forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

	(Unaudited)
Assets at Fair Value
Money market funds[2]	$825	$—	$—	$—	$825

Derivative contracts:
Electricity	—	3	—	—	3
Natural Gas	—	65	16	—	81
CRRs	—	—	177	—	177

Subtotal of derivative contracts	—	68	193	—	261

Long-term disability plan	9	—	—	—	9

Nuclear decommissioning trusts:
Stocks[3]	1,840	—	—	—	1,840
Municipal bonds	—	733	—	—	733
Corporate bonds[4]	—	418	—	—	418
U.S. government and agency securities	260	60	—	—	320
Short-term investments, primarily cash equivalents[5]	3	13	—	—	16

Subtotal of nuclear decommissioning trusts	2,103	1,224	—	—	3,327
Total assets[6]	$2,937	$1,292	$193	$—	$4,422

Liabilities at Fair Value
Derivative contracts:
Electricity	$—	$—	$(75)	$—	$(75)
Natural Gas	—	(320)	(18)	5	(333)
Tolling	—	—	(1,115)	—	(1,115)

Subtotal of derivative contracts	—	(320)	(1,208)	5	(1,523)

Net assets (liabilities)	$2,937	$972	$(1,015)	$5	$2,899

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total

	(Unaudited)
Assets at Fair Value
Money market funds[2]	$360	$—	$—	$—	$360

Derivative contracts:
Electricity	—	—	1	—	1
Natural Gas	—	10	76	—	86
CRRs	—	—	217	—	217
Tolling	—	—	43	—	43

Subtotal of derivative contracts	—	10	337	—	347

Long-term disability plan	8	—	—	—	8

Nuclear decommissioning trusts:
Stocks[3]	1,772	—	—	—	1,772
Municipal bonds	—	634	—	—	634
Corporate bonds[4]	—	393	—	—	393
U.S. government and agency securities	240	68	—	—	308
Short-term investments, primarily cash equivalents[5]	1	14	—	—	15

Subtotal of nuclear decommissioning trusts	2,013	1,109	—	—	3,122

Total assets[6]	$2,381	$1,119	$337	$—	$3,837

Liabilities at Fair Value
Derivative contracts:
Electricity	$—	$—	$(25)	$—	$(25)
Natural Gas	—	(150)	(21)	—	(171)
Tolling	—	—	(402)	—	(402)

Subtotal of derivative contracts	—	(150)	(448)	—	(598)

Net assets (liabilities)	$2,381	$969	$(111)	$—	$3,239

1
Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

2
Included in cash and cash equivalents on SCE's consolidated balance sheet.

3
At September 30, 2010 and December 31, 2009, approximately 67% of the equity investments were located in the United States.

4
Corporate bonds are diversified. At September 30, 2010 and December 31, 2009, this category included $38 million and $50 million, respectively, for collateralized mortgage obligations and other asset backed securities.

5
Excludes net assets of $20 million and $18 million of interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases at September 30, 2010 and December 31, 2009, respectively.

6
Excludes $31 million and $32 million of cash surrender value of life insurance investments for deferred compensation at September 30, 2010 and December 31, 2009, respectively.

The following table sets forth a summary of changes in the fair value of Level 3 assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Fair value of derivative contracts, net asset (liability) at beginning of period	$(869)	$117	$(111)	$(518)
Total realized/unrealized gains (losses):
Included in earnings	—	—	—	—
Included in regulatory assets and liabilities[1]	(142)	(322)	(924)	270
Purchases and settlements, net	12	5	36	48
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(16)	25	(16)	25

Fair value, net liability at end of period	$(1,015)	$(175)	$(1,015)	$(175)

Change during the period in unrealized gains (losses) related to assets and liabilities held at the end of period	$(160)	$(319)	$(883)	$302

1
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

SCE determines the fair value of transfers in and out of each level at the end of each reporting period. There were no significant transfers between levels during 2010 and 2009.

Nuclear Decommissioning Trusts

SCE is collecting in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent decommissioning trusts. Contributions are approximately $31 million per year. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.

The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value

(in millions)	Maturity Dates[1]	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

		(Unaudited)
Stocks	–	$848	$822	$1,840	$1,772
Municipal bonds	2010 – 2049	618	545	733	634
Corporate bonds	2010 – 2044	327	309	418	393
U.S. government and agency securities	2010 – 2040	284	287	320	308
Short-term investments and receivables/payables	2010	34	33	36	33

Total		$2,111	$1,996	$3,347	$3,140

1
Maturity dates as of September 30, 2010.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $302 million and $503 million for the three months ended September 30, 2010 and 2009, respectively and $902 million and $1.8 billion for the nine months ended September 30, 2010 and 2009, respectively. Unrealized holding gains, net of losses, were $1.2 billion and $1.1 billion at September 30, 2010 and December 31, 2009, respectively. Approximately 92% of the cumulative trust fund contributions were tax-deductible.

The following table sets forth a summary of changes in the fair value of the trust:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Balance at beginning of period	$3,083	$2,673	$3,140	$2,524
Realized gains	14	35	52	223
Realized losses	—	(3)	(4)	(142)
Unrealized gains (losses) – net	233	296	90	444
Other-than-temporary impairment	(5)	(2)	(16)	(105)
Interest, dividends, contributions and other	22	26	85	81

Balance at end of period	$3,347	$3,025	$3,347	$3,025

Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Long-term Debt

The carrying amounts and fair values of long-term debt are:

	September 30, 2010		December 31, 2009

(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Unaudited)
Long-term debt, including current portion	$7,626	$8,740	$6,740	$7,202

Fair values of long-term debt are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The carrying value of trade receivables, payables and short-term debt approximate fair value and therefore are not included in the table above.

 Note 10. Regulatory Assets and Liabilities

Regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
Current:
Regulatory balancing accounts	$207	$94
Energy derivatives	197	25
Other	—	1

	404	120

Long-term:
Regulatory balancing accounts	52	43
Deferred income taxes – net	1,838	1,561
Unamortized nuclear investment – net	301	340
Nuclear-related ARO investment – net	243	258
Unamortized coal plant investment – net	70	73
Unamortized loss on reacquired debt	273	287
Pensions and other postretirement benefits	999	1,014
Energy derivatives	1,201	357
Environmental remediation	39	36
Other	211	170

	5,227	4,139

Total regulatory assets	$5,631	$4,259

Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2010	December 31, 2009

	(Unaudited)
Current:
Regulatory balancing accounts	$798	$363
Other	6	4

	804	367

Long-term:
Regulatory balancing accounts	846	642
ARO	220	171
Costs of removal	2,597	2,515

	3,663	3,328

Total regulatory liabilities	$4,467	$3,695

 Note 11. Other Income and Expenses

Other income and expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2010	2009	2010	2009

	(Unaudited)
Other Income:
Equity AFUDC	$24	$60	$76	$95
Increase in cash surrender value of life insurance policies	7	4	19	17
Other	2	5	8	14

Total other income	$33	$69	$103	$126

Other Expenses:
Civic, political and related activities and donations	$7	$11	$21	$19
Marketing services	2	1	5	6
Other	1	1	13	8

Total other expenses	$10	$13	$39	$33

In July 2009, the Mountainview power plant was transferred to utility rate base pursuant to CPUC and FERC approvals which resulted in recognition of $50 million in Equity AFUDC during the three- and nine-month periods ended September 30, 2009.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts, which are accounted for at fair value. See Note 9 for a discussion on nonperformance risk. Further, SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts, other than the purchase commitments described in Note 6. The aggregate capacity dedicated to SCE for these VIE projects was 4,045 MW at September 30, 2010 and the amounts that SCE paid to these projects were $205 million and $184 million for the three months ended September 30, 2010 and 2009, respectively, and $447 million and $414 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts are recoverable in customer rates.

The following table summarizes as of September 30, 2010, SCE's assets and liabilities and exposure to loss associated with SCE's variable interests in the VIEs described above:

	Assets		Liabilities

(in millions)	Short- Term	Long- Term	Short- Term	Long- Term	Maximum Exposure

	(Unaudited)
Derivatives	$—	$—	$50	$1,064	$—
Accounts payable	—	—	63	—	—

Total	$—	$—	$113	$1,064	$—

The following table summarizes as of December 31, 2009, SCE's assets and liabilities and exposure to loss associated with SCE's variable interests in the VIEs described above:

	Assets		Liabilities

(in millions)	Short- Term	Long- Term	Short- Term	Long- Term	Maximum Exposure

	(Unaudited)
Derivatives	$—	$43	$17	$385	$43
Accounts payable	—	—	39	—	—

Total	$—	$43	$56	$385	$43

Realized and unrealized losses are recovered or expected to be recovered from ratepayers in rates, subject to reasonableness review, and therefore are not reflected in earnings.

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

SCE's consolidated balance sheet captions impacted by VIE activities prior to 2010 are presented below:

	December 31, 2009
(in millions)	Electric Utility	VIEs	Eliminations	SCE

	(Unaudited)
Cash and equivalents	$370	$92	$—	$462
Accounts receivable – net	689	62	(32)	719
Inventory	321	16	—	337
Other current assets	94	3	—	97
Nonutility property – net of accumulated depreciation	71	253	—	324
Other long-term assets	318	4	—	322
Total assets	32,076	430	(32)	32,474

Accounts payable	$1,031	$59	$(32)	$1,058
Other current liabilities	632	5	—	637
Asset retirement obligations	3,181	17	—	3,198
Noncontrolling interest	—	349	—	349
Total liabilities and equity	32,076	430	(32)	32,474

SCE's consolidated statements of income impacted by VIE activities prior to 2010 are presented below:

	Three Months Ended September 30, 2009
(in millions)	Electric Utility	VIEs	Eliminations	SCE

	(Unaudited)
Operating revenue	$3,021	$166	$(118)	$3,069

Fuel	97	80	—	177
Purchased power	1,150	—	(118)	1,032
Operation and maintenance	780	22	—	802
Depreciation, decommissioning and amortization	294	8	—	302
Property and other taxes	60	—	—	60

Total operating expenses	2,381	110	(118)	2,373

Operating income	640	56	—	696
Interest income	4	—	—	4
Other income	69	—	—	69
Interest expense – net of amounts capitalized	(105)	—	—	(105)
Other expenses	(13)	—	—	(13)
Income tax benefit	(236)	—	—	(236)

Net income	359	56	—	415
Less: Net income attributable to noncontrolling interest	—	(56)	—	(56)
Dividends on preferred and preference stock not subject to mandatory redemption	(13)	—	—	(13)

Net income available for common stock	$346	$—	$—	$346

	Nine Months Ended September 30, 2009
(in millions)	Electric Utility	VIEs	Eliminations	SCE

	(Unaudited)
Operating revenue	$7,377	$440	$(286)	$7,531

Fuel	276	257	—	533
Purchased power	2,441	—	(286)	2,155
Operation and maintenance	2,154	68	—	2,222
Depreciation, decommissioning and amortization	852	25	—	877
Property and other taxes	187	—	—	187
Gain on sale of assets	(1)	—	—	(1)

Total operating expenses	5,909	350	(286)	5,973

Operating income	1,468	90	—	1,558
Interest income	9	—	—	9
Other income	126	—	—	126
Interest expense – net of amounts capitalized	(320)	—	—	(320)
Other expenses	(33)	—	—	(33)
Income tax benefit	(159)	—	—	(159)

Net income	1,091	90	—	1,181
Less: Net income attributable to noncontrolling interest	—	(90)	—	(90)
Dividends on preferred and preference stock not subject to mandatory redemption	(38)	—	—	(38)

Net income available for common stock	$1,053	$—	$—	$1,053

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

•
weather conditions and natural disasters;

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

This MD&A for the three- and nine-month periods ended September 30, 2010 discusses material changes in the consolidated financial condition, results of operations and other developments of SCE since December 31, 2009, and as compared to the three- and nine-month periods ended September 30, 2009. This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2009 (the "year-ended 2009 MD&A"), which was included in the 2009 Form 10-K.

 MANAGEMENT OVERVIEW

Introduction

This overview is presented in four sections:

•
Highlights of operating results,

•
SCE capital program,

•
SCE 2012 General Rate Case, and

•
Environmental developments.

The overview is presented as an update to the overview presented in the 2009 Form 10-K. See pages 31 to 34 of the 2009 Form 10-K for additional information on these topics.

Highlights of Operating Results

	Three Months Ended September 30,			Nine Months Ended September 30,

(in millions)	2010	2009	Change	2010	2009	Change

Net income available for common stock	$394	$346	$48	$858	$1,053	$(195)
Non-Core Earnings (Loss)
Global Settlement	42	—	42	95	300	(205)
Tax impact of health care legislation	—	—	—	(39)	—	(39)
Regulatory items	—	46	(46)	—	46	(46)

Core Earnings	$352	$300	$52	$802	$707	$95

SCE's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings for financial planning and for analysis of performance. Core earnings are also used when communicating with analysts and investors regarding SCE's earnings results to facilitate comparisons of the performance from period to period. Core earnings are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings are defined as earnings attributable to SCE less income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: settlement of prior year tax liabilities, changes in tax law and nonrecurring regulatory or legal proceedings.

SCE's 2010 core earnings increased $52 million and $95 million for the quarter and year-to-date, respectively. The quarter increase was primarily due to higher authorized revenue to support rate base growth and higher capitalized financing costs (AFUDC). The year-to-date increase was due to higher authorized revenue to support rate base growth, lower income tax expense and higher capitalized financing costs (AFUDC). The year-to-date increase was partially offset by higher operating expenses that continue to reflect the impact of curtailed spending last year due to the timing of the 2009 CPUC GRC decision. The year-to-date lower tax expense includes a change in method of tax accounting for asset removal costs primarily related to SCE's infrastructure replacement program.

Consolidated non-core items for SCE included:

•
An earnings benefit of $95 million recorded in 2010 relating to the California impact of the federal Global Settlement, including $53 million in the second quarter resulting from acceptance by the Franchise Tax Board of the tax positions finalized with the IRS in 2009 and $42 million in the third quarter resulting from receipt of the final interest determination from the Franchise Tax Board. During the nine months ended September 30, 2009, SCE recognized a $300 million earnings benefit related to the federal Global Settlement finalized with the IRS (described in "Item 8. SCE Notes to Consolidated Financial Statements—Note 4. Income Taxes" of the 2009 Form 10-K).

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

•
An after-tax benefit of $46 million recorded in the third quarter of 2009 resulting from the transfer of the Mountainview power plant to utility rate base pursuant to CPUC and FERC approvals.

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

•
Replacing steam generators at San Onofre intended to enable operations until at least the end of its initial license period in 2022. During the first quarter of 2010, SCE completed the replacement of the steam generators at San Onofre Unit 2, which was subsequently returned to service on April 11, 2010. In October 2010, SCE began the process of installing the final two steam generators at San Onofre Unit 3 which are expected to be placed in service in early 2011. See "Results of Operations—Electric Utility Results of Operations—Utility Earning Activities" for discussion of the extended outage at San Onofre Unit 2.

•
Installing "smart" meters in approximately 5.3 million households and small businesses, which is referred to as EdisonSmartConnect™. During the first nine months of 2010, SCE installed approximately 1.4 million smart meters, with cumulative installations totaling over 1.5 million.

SCE plans to utilize cash generated from its operations and issuance of additional debt and preferred equity for its capital program. During the nine months ended September 30, 2010, SCE issued long-term debt of $1.1 billion to fund its capital program (see "Liquidity and Capital Resources—Historical Consolidated Cash Flows—Condensed Consolidated Statement of Cash Flows—Cash Flows Provided (Used) by Financing Activities" for further information).

SCE's capital investments (including accruals) during the nine months ended September 30, 2010 totaled $2.4 billion. SCE projects that capital investments will be in the range of $3.3 billion to $4.0 billion in 2010 and in the range of $18 billion to $21.5 billion for 2010 – 2014. The rate of actual capital spending will be affected by permitting, regulatory, market and other factors as discussed further under "Liquidity and Capital Resources—Capital Investment Plan" in the 2009 Form 10-K.

2012 General Rate Case

On July 19, 2010, SCE submitted to the CPUC's Division of Ratepayer Advocates its notice of intent ("NOI") to file a 2012 GRC. The NOI indicates that SCE's GRC application, expected to be filed by year-end 2010, will request a 2012 base rate revenue requirement of $6.3 billion. After considering the effects of sales growth, SCE's request would be a $903 million increase over projected 2011 base rate revenue. If the CPUC approves the requested rate increase and allocates the increase to ratepayer groups on a system average percentage change basis, the percentage increases over current base rates and total rates are estimated to be 16.9% and 7.9%, respectively. The requested revenue requirement increase is driven by the need to maintain system reliability, accommodate customer load growth, and increase operation and maintenance expenses primarily for capital-related projects, information technology, insurance and pension contributions. The NOI also indicates that SCE's application will propose a post-test year ratemaking mechanism which would result in 2013 and 2014 incremental base revenue requirement increases, net of sales growth, of $305 million and $542 million, respectively, for the same reasons. The current schedule anticipates a final decision on SCE's 2012 GRC by the end of 2011. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or precisely when a final decision will be adopted.

Environmental Developments

For a discussion of environmental regulation developments regarding Greenhouse Gas Regulation, California Renewable Electricity Standard, and California Once-Through Cooling Policy, see "SCE Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies—Environmental Developments."

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

Three Months Ended September 30, 2010 versus September 30, 2009

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009

(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated

Operating revenue	$1,601	$1,497	$3,098	$1,494	$1,575	$3,069

Fuel and purchased power	—	1,218	1,218	—	1,209	1,209
Operation and maintenance	541	262	803	506	296	802
Depreciation, decommissioning and amortization	300	16	316	288	14	302
Property and other taxes	64	1	65	60	—	60

Total operating expenses	905	1,497	2,402	854	1,519	2,373

Operating income	696	—	696	640	56	696
Net interest expense and other	(84)	—	(84)	(45)	—	(45)

Income before income taxes	612	—	612	595	56	651
Income tax expense	205	—	205	236	—	236

Net income	407	—	407	359	56	415
Net income attributable to noncontrolling interests	—	—	—	—	56	56
Dividends on preferred and preference stock not subject to mandatory redemption	13	—	13	13	—	13

Net income available for common stock	$394	$—	$394	$346	$—	$346

Core Earnings[3]			$352			$300
Non-Core Earnings:
Global Settlement			42			—
Regulatory items[4]			—			46
Total SCE GAAP Earnings			$394			$346

1
Effective January 1, 2010, SCE deconsolidated the Big 4 projects which affects comparability of cost-recovery activities (see "SCE Notes to Consolidated Financial Statements Note 12. Variable Interest Entities" for further discussion). Included in the three- and nine-month periods ended September 30, 2009, respectively, were the following amounts (including elimination entries) related to the Big 4 projects:

(in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Operating revenue	$48	$154

Fuel	80	257
Purchased power	(118)	(286)
Operation and maintenance	22	68
Depreciation	8	25

Total operating expenses	(8)	64

Net income	$56	$90

2
Effective July 1, 2009, SCE transferred Mountainview Power Company, LLC to SCE (see "Note 8. Property and Plant" in the 2009 Form 10-K for further discussion). As a result of the transfer and for comparability purposes, Mountainview's 2009 activities (zero for both operating revenue and total expenses for the three months ended September 30, 2009 and $49 million for both operating revenue and total expenses for the nine months ended September 30, 2009) were reclassified from cost-recovery activities to utility earning activities consistent with the 2010 regulatory recovery mechanism.

3
See use of Non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

4
The $46 million non-core earnings benefit related to the transfer of the Mountainview power plant to utility rate base in the third quarter of 2009 is reflected in the following captions: operating revenue of $(13) million; operation and maintenance of $(14) million; depreciation expense of $7 million; net interest expense and other of $50 million; and an income tax benefit of $2 million.

Utility Earning Activities

Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $107 million primarily due to an increase related to implementation of the 2009 GRC (effective January 1, 2009), which authorized a 4.25% increase in 2010 authorized revenue and an increase related to revenue requirements for capital projects recovered through CPUC-authorized balancing accounts primarily related to the steam generator replacement project and the EdisonSmartConnectTM project.

•
Higher operation and maintenance expense of $35 million primarily resulting from higher transmission and distribution expenses primarily related to higher costs to support system reliability and infrastructure replacement and an increase in right of way costs.

•
Higher net interest expense and other of $39 million primarily related to a decrease in AFUDC-equity earnings due to the transfer of the Mountainview power plant to utility rate base in the third quarter of 2009, partially offset by a higher capitalized cost of equity (AFUDC) resulting from a higher capitalization rate and level of construction in progress. See "SCE Notes to Consolidated Financial Statements Note 11. Other Income and Expenses" for further detail of other income and expenses.

See "—Income Taxes" below for discussion of lower income taxes during the three months ended September 30, 2010 compared to the same period in 2009.

Utility Cost-Recovery Activities

Excluding the impact of deconsolidation of the Big 4 projects (see "SCE Notes to Consolidated Financial Statements Note 12. Variable Interest Entities"), utility cost-recovery activities were affected by lower purchased power expense of $32 million related to: lower realized losses of $60 million reflecting the impact of higher natural gas prices and changes in SCE's hedge portfolio mix; and lower ISO-related and other energy costs of $45 million. These decreases were partially offset by: higher QF purchased power expense of $35 million primarily due to higher kWh purchases and higher natural gas prices; and higher bilateral energy purchase expense of $25 million, primarily resulting from a new contract.

Nine Months Ended September 30, 2010 versus September 30, 2009

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009

(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities[1,2]	Total Consolidated

Operating revenue	$4,175	$3,329	$7,504	$3,951	$3,580	$7,531

Fuel and purchased power	—	2,612	2,612	—	2,688	2,688
Operation and maintenance	1,598	674	2,272	1,464	758	2,222
Depreciation, decommissioning and amortization	905	40	945	836	41	877
Property and other taxes	193	2	195	187	—	187
Gain on sale of assets	—	(1)	(1)	—	(1)	(1)

Total operating expenses	2,696	3,327	6,023	2,487	3,486	5,973

Operating income	1,479	2	1,481	1,464	94	1,558
Net interest expense and other	(244)	(2)	(246)	(214)	(4)	(218)

Income before income taxes	1,235	—	1,235	1,250	90	1,340
Income tax expense	338	—	338	159	—	159

Net income	897	—	897	1,091	90	1,181
Net income attributable to noncontrolling interests	—	—	—	—	90	90
Dividends on preferred and preference stock not subject to mandatory redemption	39	—	39	38	—	38

Net income available for common stock	$858	$—	$858	$1,053	$—	$1,053

Core Earnings[3]			$802			$707
Non-Core Earnings:
Global Settlement			95			300
Tax impact of health care legislation			(39)			—
Regulatory items[4]			—			46

Total SCE GAAP Earnings			$858			$1,053

1
See footnote 1 under "—Three Months Ended September 30, 2010 versus September 30, 2009" table above.

2
See footnote 2 under "—Three Months Ended September 30, 2010 versus September 30, 2009" table above.

3
See use of Non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

4
See footnote 4 under "—Three Months Ended September 30, 2010 versus September 30, 2009" table above.

Utility Earning Activities

Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $224 million primarily due to the following:

  •
  $140 million increase related to implementation of the 2009 GRC (effective January 1, 2009), which authorized a 4.25% increase in 2010 authorized revenue.

    •
    $35 million increase related to the 2009 and 2010 FERC rate cases effective March 1, 2009 and March 1, 2010, respectively (see "Liquidity and Capital Resources—Regulatory Proceedings—2010 FERC Rate Case" for further discussion).

    •
    $30 million increase related to revenue requirements for capital projects recovered through CPUC-authorized balancing accounts primarily related to the steam generator replacement project and the EdisonSmartConnectTM project.

•
Higher operation and maintenance expense of $134 million including the impact of curtailed spending last year due to the timing of the 2009 GRC decision. The increase in operation and maintenance expense was primarily in the following areas:

  •
  $60 million of higher transmission and distribution expenses. In addition to the impact of curtailed spending, the 2010 increase reflects higher costs to support system reliability and infrastructure replacement, increase in right of way costs, increases in preventive maintenance work costs, and line clearing costs.

  •
  $40 million of higher expenses related to higher general liability insurance, higher information technology costs, a nuclear insurance refund received in 2009, and higher injury and damage claims.

  •
  $15 million of higher generation expenses primarily resulting from a $10 million increase at San Onofre mostly due to additional work identified during the Unit 2 scheduled outage and a $10 million increase primarily due to overhaul and outage costs at Four Corners. These increases were partially offset by a $15 million hydrogen energy project payment made in the second quarter of 2009, which was subsequently approved for recovery through customer rates in December 2009. During the San Onofre Unit 2 scheduled outage, SCE identified and completed additional work unrelated to the steam generator replacement that resulted in increased operation and maintenance expense and extended the outage beyond SCE's initial estimated timeframe. San Onofre Unit 2 was subsequently returned to service on April 11, 2010.

  The first two of the four replacement steam generators were installed in San Onofre Unit 2 in the first quarter of 2010. In October 2010, SCE began the process of installing the final two steam generators at San Onofre Unit 3 which are expected to be placed in service in early 2011. The CPUC has previously adopted a mechanism establishing thresholds for recovery of SCE's incurred costs for the steam generator replacements. Costs above an established threshold will require a reasonableness review. No cost recovery will be allowed for costs incurred that exceed an authorized cap. The determination of whether a reasonableness review of costs is necessary will be made after the steam generator replacement project is completed.

  As discussed in the 2009 Form 10-K, the NRC has continued to affirm that San Onofre is being operated safely. However, SCE has had to address a number of regulatory and performance issues for which further corrective action is required to mitigate exposure to events that could have safety significance. In its 2010 mid-cycle performance review letter on September 1st, the NRC noted that although San Onofre had developed corrective actions to resolve previously noted human performance and problem identification and resolution problems, the corrective actions that had been implemented had not been fully effective. The NRC is conducting additional inspections over its baseline program, including inspections to evaluate progress on these matters, and to assess actions taken to improve the working environment for employees to feel free to raise safety concerns. The NRC is also conducting additional public meetings to discuss these issues. SCE continues to implement plans to address the identified issues; however, a number of these issues remain outstanding, and additional issues continue to be identified. To address these regulatory and performance issues, SCE has applied increased management focus and other resources to San Onofre, with an associated impact on operations and maintenance costs, as described in the 2009 Form 10-K. On September 2, 2010, SCE appointed a new Chief Nuclear Officer on an interim basis, pending the search for a permanent replacement. SCE anticipates that its corrective actions, and related additional management focus and operations and maintenance costs, will continue beyond 2010. If issues identified by the NRC remain uncorrected, these matters could have a material adverse effect on SCE.

•
Higher depreciation expense of $69 million primarily related to increased capital investments, including capitalized software costs.

•
Higher net interest expense and other of $30 million primarily related to a decrease in AFUDC-equity earnings due to the transfer of the Mountainview power plant to utility rate base in the third quarter of 2009, partially offset by a higher capitalized cost of equity (AFUDC) resulting from a higher capitalization rate and level of construction in progress.

See "—Income Taxes" below for discussion of higher income taxes during the nine-months ended September 30, 2010 compared to the same period in 2009.

Utility Cost-Recovery Activities

Excluding the impact of deconsolidation of the Big 4 projects (see "SCE Notes to Consolidated Financial Statements Note 12. Variable Interest Entities"), utility cost-recovery activities were primarily affected by:

•
Lower purchased power expense of $104 million related to: lower realized losses of $191 million reflecting the impact of higher natural gas prices and changes in SCE's hedge portfolio mix; and lower bilateral energy purchase expense of $70 million primarily due to decreased kWh purchases. These decreases were partially offset by: higher QF purchased power expense of $115 million primarily due to higher kWh purchases and higher natural gas prices; and higher ISO-related and other energy costs of $30 million, including replacement power costs related to the San Onofre Unit 2 scheduled outage.

•
Fuel expense reflects lower costs at Four Corners (coal) of $20 million primarily resulting from the planned outage and higher costs at Mountainview of $25 million resulting from higher natural gas prices.

Supplemental Operating Revenue Information

SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account (over)/undercollections) was $3.4 billion and $7.8 billion for the three- and nine-month periods ended September 30, 2010, respectively, compared to $3.3 billion and $7.5 billion for the respective periods in 2009. The quarter and year-to-date increases reflect a rate increase of $312 million and $591 million, respectively, and a sales volume decrease of $226 million and $314 million, respectively. The rate increase was due to higher system average rates for 2010 compared to the same periods in 2009 mainly due to the implementation of the CPUC 2009 GRC decision and approved FERC transmission rate changes. The sales volume decrease was due to milder weather experienced during 2010 compared to the same period in 2009 and economic conditions. As a result of the CPUC-authorized decoupling mechanism, SCE does not bear the volumetric risk related to electricity sales (see "Overview of Ratemaking Mechanisms" in the 2009 Form 10-K).

Due to warmer weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than other quarters.

Amounts SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, CDWR bond-related costs and a portion of direct access exit fees are remitted to the CDWR and are not recognized as revenue by SCE. The amounts collected and remitted to CDWR were $315 million and $896 million for the three- and nine-month periods ended September 30, 2010, respectively, and $493 million and $1.4 billion for the three- and nine-month periods ended September 30, 2009, respectively. Effective January 1, 2010, the CDWR-related rates were decreased to reflect lower power procurement expenses and to refund CDWR overcollections to customers.

Income Taxes

SCE's income tax expense from continuing operations decreased $31 million and increased $179 million during the three- and nine-month periods ended September 30, 2010, respectively. The 2010 income tax expense reflects: a $95 million earnings benefit relating to the California impact of the federal Global Settlement, including $53 million in the second quarter resulting from the acceptance by the Franchise Tax Board of the tax positions finalized with the IRS in 2009 and $42 million in the third quarter resulting from receipt of the final interest determination from the Franchise Tax Board; $39 million non-cash charge recorded in the first quarter related to the federal health care legislation enacted in March 2010; and a $40 million earnings benefit due to a change in method of tax accounting for asset removal costs primarily related to SCE's infrastructure replacement program. During the nine months ended September 30, 2009, SCE recognized a $300 million earnings benefit related to the federal Global Settlement finalized with the IRS. See "SCE Notes to Consolidated Financial Statements Note 4. Income Taxes" for further discussion.

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

Available Liquidity

As of September 30, 2010, SCE had approximately $861 million of cash and equivalents and short-term investments. As of September 30, 2010, SCE's long-term debt, including current maturities of long-term debt, was $7.6 billion.

The following table summarizes the status of SCE's credit facilities at September 30, 2010:

(in millions)	Credit Facilities[1]

Commitment	$2,894
Outstanding borrowings	—
Outstanding letters of credit	(11)

Amount available	$2,883

1
SCE has two revolving credit facilities with various banks; a $2.4 billion five-year credit facility that terminates in February 2013, with four one-year options to extend by mutual consent, and a $500 million three-year credit facility that terminates in March 2013.

Debt Covenant

SCE has a debt covenant in its credit facilities that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2010, SCE's debt to total capitalization ratio was 0.46 to 1.

Regulatory Proceedings

Energy Efficiency Risk/Reward Incentive Mechanism

As discussed in the year-ended 2009 MD&A, the CPUC adopted an Energy Efficiency Risk/Reward Incentive Mechanism applicable to the 2006 - 2008 performance period. In September 2010, the CPUC issued a proposed decision and an alternate proposed decision for the final payment. The proposed decision, if adopted, would result in no final payment, whereas, the alternate proposed decision, if adopted, would result in SCE receiving the previously projected $27 million final payment. SCE expects a CPUC decision on the final payment, if any, in late 2010. There is no assurance that SCE will receive a final payment.

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

Dividend Restrictions

The CPUC regulates SCE's capital structure and limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted-average basis. At September 30, 2010, SCE's 13-month weighted-average common equity component of total capitalization was 51.1% resulting in the capacity to pay $502 million in additional dividends.

SCE paid dividends to its parent, Edison International, of $100 million in both January 2010 and in September 2010. Future dividend amounts and timing of distributions are dependent upon several factors, including the actual level of capital investments, operating cash flows and earnings.

Income Tax Matters

In September 2010, President Obama signed the Small Business Jobs Act of 2010, which extended the 50% bonus depreciation provision for an additional year to include property purchased and placed into service by December 31, 2010. SCE expects that certain capital expenditures incurred during 2010 will qualify for the accelerated bonus depreciation, which would provide additional cash flow benefits in 2010, estimated to be in the range of approximately $250 million to $300 million.

Margin and Collateral Deposits

Certain derivative instruments and power procurement contracts under SCE's power and natural gas hedging activities contain collateral requirements. The table below illustrates the amount of collateral posted by SCE to its counterparties, as well as the potential collateral that would be required if SCE's credit rating fell below investment grade.

(in millions)	September 30, 2010

Collateral posted as of September 30, 2010[1]	$18
Incremental collateral requirements if SCE's credit rating was downgraded below investment grade	201

Total posted and potential collateral requirements[2]	$219

1
Collateral posted consisted of $5 million which was offset against net derivative liabilities and $13 million provided to counterparties and other brokers (consisting of $2 million in cash reflected in "Other current assets" on the consolidated balance sheets and $11 million in letters of credit).

2
Total posted and potential collateral requirements may increase by an additional $11 million, based on SCE's forward position as of September 30, 2010, due to adverse market price movements over the remaining life of the existing contracts using a 95% confidence level.

Historical Consolidated Cash Flows

This section discusses consolidated cash flows from operating, financing and investing activities.

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2010	2009

Cash flows provided by operating activities	$2,656	$3,281
Cash flows provided (used) by financing activities	622	(1,854)
Cash flows used by investing activities	(2,883)	(2,284)

Net increase (decrease) in cash and equivalents	$395	$(857)

 Cash Flows Provided by Operating Activities

Cash provided by operating activities decreased $625 million for the nine months ended 2010, compared to the same period in 2009 reflects lower net tax receipts in 2010 primarily resulting from the impacts of the Global Settlement. As a result of the Global Settlement, SCE received net tax allocation payments from Edison International of approximately $295 million and $875 million in 2010 and 2009, respectively. The 2010 change was also due to the timing of cash receipts and disbursements related to working capital items.

Cash Flows Provided (Used) by Financing Activities

Financing activities for the first nine months of 2010 were as follows:

•
Issued $1 billion of first refunding mortgage bonds due in 2040 to fund SCE's capital program.

•
Reissued $144 million of tax-exempt pollution control bonds due in 2035 to fund SCE's capital program.

•
Repaid $250 million of senior unsecured notes.

•
Paid $200 million in dividends to Edison International.

Financing activities for the first nine months of 2009 were as follows:

•
Issued $500 million of first refunding mortgage bonds due in 2039 and $250 million of first and refunding mortgage bonds due in 2014. The bond proceeds were used for general corporate purposes and to finance fuel inventories.

•
Repaid a net $1.9 billion of short-term debt.

•
Repaid $150 million of first and refunding mortgage bonds.

•
Purchased $219 million of two issues of tax-exempt pollution control bonds and converted the issues to a variable rate structure. As discussed above, SCE reissued $144 million of these bonds during the first nine months of 2010. SCE continues to hold the remaining $75 million of these bonds which are outstanding and have not been retired or cancelled.

•
Paid $200 million in dividends to Edison International.

Cash Flows Used by Investing Activities

Cash flows from investing activities are driven primarily by capital expenditures and funding of nuclear decommissioning trusts. Cash paid for capital expenditures was $2.7 billion and $2.1 billion for the nine months ended September 30, 2010 and 2009, respectively, primarily related to transmission and distribution investments. Net purchases of nuclear decommissioning trust investments and other were $133 million and $163 million for the nine months ended September 30, 2010 and 2009, respectively.

 Contractual Obligations and Contingencies

Contractual Obligations

SCE's long-term principal debt maturities plus interest payments as of September 30, 2010 are estimated to be: $102 million for the remainder of 2010, $408 million in 2011, $408 million in 2012, $408 million in 2013, $1.4 billion in 2014, and $13 billion for the period remaining thereafter. These amounts have been updated to reflect SCE's financing activities completed during 2010. For a discussion of issuances of long-term debt, see "SCE Notes to Consolidated Financial Statements Note 3. Liabilities and Lines of Credit—Long-Term Debt."

For a discussion of purchase obligations and capital lease obligations, see "SCE Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Lease Commitments and —Other Commitments."

Contingencies

Developments related to SCE's 2010 FERC Rate Case, FERC Transmission Incentives and CWIP Proceedings, Navajo Nation Litigation and Spent Nuclear Fuel are discussed in "SCE Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies."

Environmental Remediation

As of September 30, 2010, SCE identified 23 sites for remediation and recorded an estimated minimum liability of $38 million. SCE expects to recover 90% of its remediation costs at certain sites. SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $3 million to $18 million. See "SCE Notes to Consolidated Financial Statements Note 6. Commitments and Contingencies—Contingencies" for further discussion.

MARKET RISK EXPOSURES

For a detailed discussion of SCE's market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Market Risk Exposures—Commodity Price Risk" in the year-ended 2009 MD&A.

Interest Rate Risk

At September 30, 2010, the fair market value of SCE's long-term debt (including current portion of long-term debt) was $8.7 billion, compared to a carrying value of $7.6 billion. At September 30, 2010, SCE did not believe that its short-term debt was subject to interest rate risk due to the fair value being approximately equal to the carrying value.

Commodity Price Risk

Natural Gas and Electricity Price Risk

The following table summarizes the fair values of outstanding derivative instruments used at SCE to mitigate its exposure to spot market prices. For further discussion on fair value measurements, see "SCE Notes to Consolidated Financial Statements Note 9. Fair Value Measurements."

	September 30, 2010		December 31, 2009

(in millions)	Assets	Liabilities	Assets	Liabilities

Electricity options, swaps and forward arrangements	$3	$75	$1	$25
Natural gas options, swaps and forward arrangements	81	338	86	171
Congestion revenue rights	177	—	217	—
Tolling arrangements[1]	—	1,115	43	402
Netting and collateral	—	(5)	—	—

Total	$261	$1,523	$347	$598

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

The change in the fair value of derivative contracts for the nine months ended September 30, 2010 was as follows:

(in millions)
Fair value of derivative contracts, net liability at January 1, 2010	$(251)
Total realized/unrealized net losses:
Included in regulatory assets and liabilities[1]	(1,138)
Purchases and settlements, net	122
Netting and collateral	5

Fair value of derivative contracts, net liability at September 30, 2010	$(1,262)

1
Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

SCE recognizes realized gains and losses on derivative instruments as purchased power expense and recovers these costs, subject to reasonableness review, from ratepayers. As a result, realized gains and losses are not reflected in earnings, but may temporarily affect cash flows. Due to expected future recovery from ratepayers, unrealized gains and losses are recorded as regulatory assets or liabilities and therefore are not reflected in earnings. Realized losses on economic hedging activities were primarily due to settled natural gas prices being lower than contract prices. Unrealized losses on economic hedging activities were primarily due to the declining gas and power prices related to SCE's new generation contracts and the decreasing forward natural gas prices related to financial natural gas contracts.

 Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. As of September 30, 2010, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

September 30, 2010
(in millions)	Exposure[2]	Collateral	Net Exposure

S&P Credit Rating[1]
A or higher	$187	$—	$187
A-	—	—	—
BBB+	—	—	—
BBB	—	—	—
BBB-	—	—	—
Below investment grade and not rated	—	—	—

Total	$187	$—	$187

1
SCE assigns a credit rating based on the lower of a counterparty's S&P or Moody's rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the two credit ratings.

2
Exposure excludes amounts related to contracts classified as normal purchases and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheets, except for any related net accounts receivable.

The credit risk exposure set forth in the above table is composed of less than $1 million of net account receivables and $187 million representing the fair value, adjusted for counterparty credit reserves, of derivative contracts.

The CAISO comprises 94% of the total net exposure above and is mainly related to the CRRs' fair value (see "—Commodity Price Risk" for further information).

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

California Coastal Commission Potential Environmental Proceeding

In May 2010, the California Coastal Commission issued a NOV to SCE, its contractor, and property owners related to activity on a property that was used for equipment storage related to a nearby SCE electricity line undergrounding construction project. The NOV alleged that SCE, through its contractor, violated the California Coastal Act by removing without the appropriate permits approximately one acre of vegetation from the property, which was located in a protected coastal zone within and adjacent to the City of Newport Beach, California. In the NOV, the Coastal Commission indicated an interest in negotiating a settlement of the alleged violations but no specific settlement terms have been proposed nor has a settlement been reached. The Coastal Act provides for penalties of up to $30,000 per violation, which may be increased by up to $15,000 per day per violation for knowing and intentional violations. SCE has sought indemnification from its contractor for liability associated with the NOV.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Statement Pursuant to 18 U.S.C. Section 1350
101
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2010, filed on October 29, 2010, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY
(Registrant)
By	/s/ CHRIS C. DOMINSKI Chris C. Dominski Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: October 29, 2010