Form 10-Q
period 2011-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2011-11-02
CIK 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-2313
____________________________________________________
SOUTHERN CALIFORNIA EDISON COMPANY
(Exact name of registrant as specified in its charter)
____________________________________________________

California (State or other jurisdiction of incorporation or organization)	95-1240335 (I.R.S. Employer Identification No.)

2244 Walnut Grove Avenue (P. O. Box 800) Rosemead, California (Address of principal executive offices)	91770 (Zip Code)

(626) 302-1212 (Registrant's telephone number, including area code)
____________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2011
Common Stock, no par value	434,888,104

RESULTS OF OPERATIONS	29
Three Months Ended September 30, 2011 versus September 30, 2010	30
Utility Earning Activities	30
Utility Cost-Recovery Activities	31
Nine Months Ended September 30, 2011 versus September 30, 2010	31
Utility Earning Activities	31

i

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2010 Form 10-K	SCE's Annual Report on Form 10-K for the year-ended December 31, 2010
2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
AFUDC	allowance for funds used during construction
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bcf	Billion cubic feet
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U. S. Department of Energy
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
Global Settlement
A settlement between Edison International and the IRS that resolves all of
SCE's federal income tax disputes and affirmative claims for tax years 1986 through 2002 and related matters with state tax authorities.

GRC	general rate case
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MRTU	Market Redesign Technical Upgrade
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit

NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PBR	Performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
ROE	return on equity
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)
year-ended 2010 MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2010 Form 10-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2011	2010	2011	2010
Operating revenue	$3,386	$3,098	$8,063	$7,504
Fuel	110	100	269	275
Purchased power	1,264	1,118	2,422	2,337
Operation and maintenance	819	803	2,450	2,272
Depreciation, decommissioning and amortization	358	316	1,058	945
Property and other taxes	71	65	217	195
Gain on sale of assets	—	—	—	(1)
Total operating expenses	2,622	2,402	6,416	6,023
Operating income	764	696	1,647	1,481
Interest income	2	2	7	5
Other income	26	33	103	103
Interest expense	(116)	(109)	(344)	(315)
Other expenses	(10)	(10)	(35)	(39)
Income before income taxes	666	612	1,378	1,235
Income tax expense	245	205	496	338
Net income	421	407	882	897
Dividends on preferred and preference stock	15	13	44	39
Net income available for common stock	$406	$394	$838	$858

Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2011	2010	2011	2010
Net income	$421	$407	$882	$897
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income, net of income tax expense of $1 million for the three months ended September 30, 2011, and $2 million and $1 million for the nine months ended September 30, 2011 and 2010, respectively.	1	—	3	2
Comprehensive income	$422	$407	$885	$899

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$65	$257
Receivables, less allowances of $97 and $85 for uncollectible accounts at respective dates	969	715
Accrued unbilled revenue	709	442
Inventory	340	332
Prepaid taxes	120	168
Derivative assets	68	87
Regulatory assets	454	378
Other current assets	107	81
Total current assets	2,832	2,460
Nuclear decommissioning trusts	3,393	3,480
Other investments	85	68
Total investments	3,478	3,548
Utility property, plant and equipment, less accumulated depreciation of $6,745 and $6,319 at respective dates	26,490	24,778
Nonutility property, plant and equipment, less accumulated depreciation of $104 and $100 at respective dates	73	71
Total property, plant and equipment	26,563	24,849
Derivative assets	132	367
Regulatory assets	4,777	4,347
Other long-term assets	340	335
Total long-term assets	5,249	5,049

Total assets	$38,122	$35,906

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Short-term debt	$550	$—
Accounts payable	1,128	1,271
Accrued taxes	122	45
Accrued interest	102	169
Customer deposits	203	217
Derivative liabilities	287	212
Regulatory liabilities	734	738
Other current liabilities	511	663
Total current liabilities	3,637	3,315
Long-term debt	8,032	7,627
Deferred income taxes	5,483	4,829
Deferred investment tax credits	86	118
Customer advances	133	112
Derivative liabilities	554	449
Pensions and benefits	1,863	1,838
Asset retirement obligations	2,583	2,507
Regulatory liabilities	4,481	4,524
Other deferred credits and other long-term liabilities	1,438	1,380
Total deferred credits and other liabilities	16,621	15,757
Total liabilities	28,290	26,699
Commitments and contingencies (Note 9)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	587	572
Accumulated other comprehensive loss	(22)	(25)
Retained earnings	6,054	5,572
Total common shareholder's equity	8,787	8,287
Preferred and preference stock	1,045	920
Total equity	9,832	9,207
Total liabilities and equity	$38,122	$35,906

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2011	2010
Cash flows from operating activities:
Net income	$882	$897
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,058	945
Regulatory impacts of net nuclear decommissioning trust earnings	131	106
Other amortization	97	82
Stock-based compensation	12	12
Deferred income taxes and investment tax credits	526	336
Changes in operating assets and liabilities:
Receivables	(253)	(197)
Inventory	(8)	(5)
Margin and collateral deposits – net of collateral received	(9)	1
Prepaid taxes	48	33
Other current assets	(280)	(279)
Accounts payable	142	(3)
Accrued taxes	77	140
Other current liabilities	(230)	(103)
Derivative assets and liabilities – net	433	1,012
Regulatory assets and liabilities – net	(363)	(530)
Other assets	(21)	(26)
Other liabilities	30	235
Net cash provided by operating activities	2,272	2,656
Cash flows from financing activities:
Long-term debt issued	497	1,135
Long-term debt issuance costs	(5)	(16)
Long-term debt repaid	(12)	(256)
Bonds purchased	(86)	—
Preference stock issued – net	123	—
Short-term debt financing – net	550	—
Settlements of stock-based compensation – net	(7)	(2)
Dividends paid	(388)	(239)
Net cash provided by financing activities	672	622
Cash flows from investing activities:
Capital expenditures	(3,014)	(2,659)
Proceeds from sale of nuclear decommissioning trust investments	2,108	903
Purchases of nuclear decommissioning trust investments and other	(2,254)	(1,036)
Customer advances for construction and other investments	24	1
Effect of deconsolidation of variable interest entities	—	(92)
Net cash used by investing activities	(3,136)	(2,883)
Net increase (decrease) in cash and cash equivalents	(192)	395
Cash and cash equivalents, beginning of period	257	462
Cash and cash equivalents, end of period	$65	$857

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
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year.
The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Cash Equivalents
Cash equivalents included investments in money market funds totaling $15 million and $243 million at September 30, 2011 and December 31, 2010, respectively. Generally, the carrying value of cash equivalents equals the fair value, as all investments have maturities of three months or less.
SCE temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. SCE reclassified $215 million and $196 million of checks issued against these accounts, but not yet paid by the financial institution, from cash to accounts payable at September 30, 2011 and December 31, 2010, respectively.
Inventory
Inventory is stated at the lower of cost or market, cost being determined by the average cost method for fuel and materials and supplies. Inventory consisted of the following:

(in millions)	September 30, 2011	December 31, 2010
Fuel	$24	$21
Materials and supplies, spare parts	316	311
Total inventory	$340	$332
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
Note 2. Consolidated Statements of Changes in Equity
The following table provides the changes in equity for the nine months ended September 30, 2011.

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2010	$2,168	$572	$(25)	$5,572	$920	$9,207
Net income	—	—	—	882	—	882
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(345)	—	(345)
Dividends declared on preferred and preference stock	—	—	—	(44)	—	(44)
Stock-based compensation and other	—	5	—	(12)	—	(7)
Noncash stock-based compensation and other	—	12	—	1	—	13
Issuance of preference stock	—	(2)	—	—	125	123
Balance at September 30, 2011	$2,168	$587	$(22)	$6,054	$1,045	$9,832
The following table provides the changes in equity for the nine months ended September 30, 2010.

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Preferred and Preference Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2009	$2,168	$551	$(19)	$4,746	$920	$349	$8,715
Net income	—	—	—	897	—	—	897
Other comprehensive income	—	—	2	—	—	—	2
Deconsolidation of variable interest entities	—	—	—	—	—	(349)	(349)
Dividends declared on common stock	—	—	—	(100)	—	—	(100)
Dividends declared on preferred and preference stock	—	—	—	(39)	—	—	(39)
Stock-based compensation and other	—	3	—	(5)	—	—	(2)
Noncash stock-based compensation and other	—	12	—	(3)	—	—	9
Balance at September 30, 2010	$2,168	$566	$(17)	$5,496	$920	$—	$9,133

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
SCE has 16 power purchase agreements ("PPAs") that have variable interests in VIEs, including 6 tolling agreements through which SCE provides the natural gas to fuel the plants and 10 contracts with qualifying facilities ("QFs") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. In general, because payments for capacity are the primary source of income, the most significant economic activity for SCE's VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred under its approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9. As a result, there is no significant potential exposure to loss as a result of SCE's involvement with these VIEs. The aggregate capacity dedicated to SCE for these VIE projects was 3,820 MW at September 30, 2011 and the amounts that SCE paid to these projects were $178 million and $205 million for the three months ended September 30, 2011 and 2010, respectively, and $347 million and $447 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts are recovered in customer rates.
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
SCE categorizes financial assets and liabilities into a fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	As of September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Collateral	Total
Assets at Fair Value
Money market funds[1]	$15	$—	$—	$—	$15
Derivative contracts[2]:
Electricity	—	—	34	—	34
Natural gas	—	61	10	(4)	67
CRRs	—	—	95	—	95
Tolling	—	—	4	—	4
Subtotal of derivative contracts	—	61	143	(4)	200
Long-term disability plan	9	—	—	—	9
Nuclear decommissioning trusts:
Stocks[3]	1,721	—	—	—	1,721
Municipal bonds	—	767	—	—	767
U.S. government and agency securities	378	123	—	—	501
Corporate bonds[4]	—	318	—	—	318
Short-term investments, primarily cash equivalents[5]	2	151	—	—	153
Sub-total of nuclear decommissioning trusts	2,101	1,359	—	—	3,460
Total assets[6]	2,125	1,420	143	(4)	3,684
Liabilities at Fair Value
Derivative contracts[2]:
Electricity	—	6	80	(6)	80
Natural gas	—	240	12	(12)	240
Tolling	—	—	521	—	521
Subtotal of derivative contracts	—	246	613	(18)	841
Total liabilities	—	246	613	(18)	841
Net assets (liabilities)	$2,125	$1,174	$(470)	$14	$2,843

	As of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Collateral	Total
Assets at Fair Value
Money market funds[1]	$243	$—	$—	$—	$243
Derivative contracts[2]:
Electricity	—	—	119	—	119
Natural gas	—	69	11	—	80
CRRs	—	—	137	—	137
Tolling	—	—	118	—	118
Subtotal of derivative contracts	—	69	385	—	454
Long-term disability plan	9	—	—	—	9
Nuclear decommissioning trusts
Stocks[3]	2,029	—	—	—	2,029
Municipal bonds	—	790	—	—	790
Corporate bonds[4]	—	346	—	—	346
U.S. government and agency securities	215	73	—	—	288
Short-term investments, primarily cash equivalents[5]	1	31	—	—	32
Sub-total of nuclear decommissioning trusts	2,245	1,240	—	—	3,485
Total assets[6]	2,497	1,309	385	—	4,191
Liabilities at Fair Value
Derivative contracts[2]:
Electricity	—	1	24	—	25
Natural gas	—	285	11	(4)	292
Tolling	—	—	344	—	344
Subtotal of derivative contracts	—	286	379	(4)	661
Total liabilities	—	286	379	(4)	661
Net assets	$2,497	$1,023	$6	$4	$3,530

[1]	Money market funds are included in cash and cash equivalents on SCE's consolidated balance sheets.

[2]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[3]	Approximately 69% and 67% of the equity investments were located in the United States at September 30, 2011 and December 31, 2010, respectively.

[4]
At September 30, 2011 and December 31, 2010, corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $21 million and $27 million, respectively.

[5]
Excludes net liabilities of $67 million and $5 million at September 30, 2011 and December 31, 2010, respectively, of interest and dividend receivables and receivables related to pending securities sales and payables related to pending securities purchases.

[6]	Excludes $31 million at both September 30, 2011 and December 31, 2010, of cash surrender value of life insurance investments for deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Fair value of derivative contracts, net assets (liabilities) at beginning of period	$(359)	$(869)	$6	$(111)
Total realized/unrealized losses, net:
Included in regulatory assets and liabilities[1]	(128)	(142)	(510)	(924)
Purchases	19	9	35	33
Settlements	(2)	3	(1)	3
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(16)	—	(16)
Fair value of derivative contracts, net liabilities at end of period	$(470)	$(1,015)	$(470)	$(1,015)
Change during the period in unrealized losses related to assets and liabilities held at the end of period	$(135)	$(160)	$(502)	$(883)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
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
Nonperformance Risk
The fair value of the derivative assets and liabilities are adjusted for nonperformance risk. To assess nonperformance risks, SCE considers the probability of and the estimated loss incurred if a party to the transaction were to default. SCE also considers collateral, netting agreements, guarantees and other forms of credit support when assessing nonperformance. The nonperformance risk adjustment represented an insignificant amount at both September 30, 2011 and December 31, 2010.
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
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of long-term debt are:

	September 30, 2011		December 31, 2010
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$8,032	$9,826	$7,627	$8,285
Fair values of long-term debt are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.
The carrying value of trade receivables, payables and short-term debt approximates fair value.
Note 5. Debt and Credit Agreements
Long-Term Debt
In May 2011, SCE issued $500 million of 3.875% first and refunding mortgage bonds due in 2021. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program. In October 2011, SCE issued $150 million of floating rate first and refunding mortgage bonds due in 2014. The proceeds from these bonds were used to finance fuel inventories.
In May 2011 and September 2011, SCE purchased $56 million and $30 million, respectively, of its variable rate tax-exempt bonds.
Credit Agreements and Short-Term Debt
At September 30, 2011, SCE's outstanding short-term debt was $550 million at a weighted-average interest rate of 0.34%. This short-term debt was supported by a $2.4 billion credit facility. At December 31, 2010, there was no outstanding short-term debt. At September 30, 2011, letters of credit issued under SCE's credit facilities aggregated $83 million and are scheduled to expire in twelve months or less.

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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2011	December 31, 2010
Electricity options, swaps and forwards	GWh	30,143	32,138
Natural gas options, swaps and forwards	Bcf	266	250
CRRs	GWh	146,628	181,291
Tolling arrangements	GWh	104,822	114,599
Fair Value of Derivative Instruments
The following table summarizes the gross and net fair values of commodity derivative instruments at September 30, 2011:

	Derivative Assets			Derivative Liabilities
(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$82	$145	$227	$305	$577	$882	$655
Netting and collateral	(14)	(13)	(27)	(18)	(23)	(41)	(14)
Total	$68	$132	$200	$287	$554	$841	$641

The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2010:

	Derivative Assets			Derivative Liabilities
(in millions)	Short- Term	Long- Term	Subtotal	Short- Term	Long- Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$87	$367	$454	$216	$449	$665	$211
Netting and collateral	—	—	—	(4)	—	(4)	(4)
Total	$87	$367	$454	$212	$449	$661	$207
Income Statement Impact of Derivative Instruments
SCE recognizes realized gains and losses on derivative instruments as purchased-power expense and expects that such gains or losses will be part of the purchased power costs recovered from ratepayers. As a result, realized gains and losses are not reflected in earnings, but may temporarily affect cash flows. Due to expected future recovery from ratepayers, unrealized gains and losses are recorded as regulatory assets and liabilities and therefore are also not reflected in earnings. The results of derivative activities and related regulatory offsets are recorded in cash flows from operating activities in the consolidated statements of cash flows.
The following table summarizes the components of economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Realized losses	$(58)	$(53)	$(132)	$(116)
Unrealized losses	(110)	(165)	(433)	(1,022)
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
Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $162 million and $67 million as of September 30, 2011 and December 31, 2010, respectively, for which SCE has posted no collateral and $4 million of collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2011, SCE would be required to post $23 million of collateral.
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

(in millions)	September 30, 2011	December 31, 2010
Collateral provided to counterparties:
Offset against derivative liabilities	$14	$4
Reflected in other current assets	9	5
Note 7. Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Income before income taxes	$666	$612	$1,378	$1,235
Provision for income tax at federal statutory rate of 35%	233	214	482	433
Increase (decrease) in income tax from:
Items presented with related state income tax, net
Global settlement related[1]	—	(42)	—	(95)
Change in tax accounting method for asset removal costs[2]	—	—	—	(40)
State tax – net of federal benefit	31	26	61	47
Health care legislation[3]	—	—	—	39
Property-related and other	(19)	7	(47)	(46)
Total income tax expense	$245	$205	$496	$338
Effective tax rate	37%	33%	36%	27%

[1]
During the nine months ended September 30, 2010, SCE recognized a $95 million earnings benefit relating to the California impact of the federal Global Settlement, including $53 million in the second quarter resulting from the acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 and $42 million in the third quarter resulting from receipt of the final interest determination for the Franchise Tax Board.

[2]
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

[3]
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
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2011	2010
Balance at January 1,	$329	$482
Tax positions taken during the current year
Increases	58	65
Tax positions taken during a prior year
Increases	44	185
Decreases	(34)	(14)
Decreases for settlements during the period	—	(68)
Balance at September 30,	$397	$650
As of September 30, 2011 and December 31, 2010 $266 million and $225 million, respectively, of the unrecognized tax benefits, if recognized, would impact the effective tax rate.
Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 are currently under review by the Franchise Tax Board. The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010. This included a proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $92 million, including interest through September 30, 2011. Edison International disagrees with the proposed adjustment and filed a protest with the IRS in the first quarter of 2011.
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to SCE's income tax liabilities was $69 million and $61 million as of September 30, 2011 and December 31, 2010, respectively.
The net after-tax interest and penalties recognized in income tax expense was $2 million and $5 million for the three- and nine-month periods ended September 30, 2011, respectively, compared to a benefit of $27 million and $48 million for the same periods in 2010.

Note 8. Compensation and Benefit Plans
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
During the nine months ended September 30, 2011, SCE made contributions of $90 million and during the remainder of 2011, expects to make $24 million of additional contributions. SCE's 2011 annual contributions made to most of its pension plans are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the annual expense.
Expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Service cost	$38	$29	$114	$87
Interest cost	47	49	141	147
Expected return on plan assets	(56)	(49)	(168)	(147)
Amortization of prior service cost	2	2	6	6
Amortization of net loss	4	6	12	18
Expense under accounting standards	35	37	105	111
Regulatory adjustment – deferred	(6)	(14)	(18)	(42)
Total expense recognized	$29	$23	$87	$69
Postretirement Benefits Other Than Pensions
During the nine months ended September 30, 2011, SCE made contributions of $17 million and during the remainder of 2011, expects to make $37 million of additional contributions. SCE's annual contributions are recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the annual expense.
Expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Service cost	$10	$7	$30	$21
Interest cost	31	30	93	90
Expected return on plan assets	(27)	(25)	(81)	(75)
Amortization of prior service cost (credit)	(9)	(9)	(27)	(27)
Amortization of net loss	9	8	27	24
Total expense	$14	$11	$42	$33

Stock-Based Compensation
During 2011, Edison International granted stock-based compensation awards to SCE employees, which included stock options, performance shares and restricted stock units.
Stock Options
The following is a summary of the status of Edison International stock options granted to SCE employees:

		Weighted-Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	10,064,736	$32.86
Granted	1,850,749	37.98
Expired	(50,811)	48.90
Forfeited	(288,776)	33.54
Exercised	(677,595)	24.32
Affiliate transfers – net	110,287	31.98
Outstanding at September 30, 2011	11,008,590	34.15	6.11
Vested and expected to vest at September 30, 2011	10,752,504	34.15	6.06	$69
Exercisable at September 30, 2011	6,300,938	34.42	4.51	46
At September 30, 2011, there was $12 million of total unrecognized compensation cost related to stock options, net of expected forfeitures. That cost is expected to be recognized over a weighted-average period of approximately three years.
Performance Shares
The following is a summary of the status of Edison International nonvested performance shares granted to SCE employees:

	Equity Awards		Liability Awards
		Weighted-Average Grant Date Fair Value		Weighted-Average Fair Value
	Shares		Shares
Nonvested at December 31, 2010	219,904	$32.15	219,904	$37.68
Granted	83,235	29.66	83,235
Forfeited[1]	(54,654)	49.94	(54,654)
Affiliate transfers – net	3,496	26.90	3,496
Nonvested at September 30, 2011	251,981	27.96	251,981	23.35
1 Includes performance shares that expired with zero value as performance targets were not met.
The current portion of nonvested performance shares classified as liability awards is reflected in "Other current liabilities" and the long-term portion is reflected in "Pensions and benefits" on the consolidated balance sheets.
At September 30, 2011, there was $3 million of total unrecognized compensation cost related to performance shares. That cost is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock Units
The following is a summary of the status of Edison International nonvested restricted stock units granted to SCE employees:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2010	385,877	$32.90
Granted	137,445	37.98
Forfeited	(23,243)	31.83
Paid Out	(96,802)	48.20
Affiliate transfers – net	6,747	30.56
Nonvested at September 30, 2011	410,024	32.06
At September 30, 2011, there was $5 million of total unrecognized compensation cost related to restricted stock units, net of expected forfeitures, which is expected to be recognized as follows: $1 million in 2011, $3 million in 2012 and $1 million in 2013.
Supplemental Data on Stock Based Compensation

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Stock based compensation expense[1]	$4	$6	$13	$16
Income tax benefits related to stock compensation expense	1	2	5	6
Excess tax benefits[2]	2	1	5	3
Stock options
Cash used to purchase shares to settle options	4	5	26	12
Cash from participants to exercise stock options	3	3	17	8
Value of options exercised	1	2	9	4
Restricted stock units
Value of shares settled	1	—	5	—
Tax benefits realized from settlement of awards	—	—	2	—
1 Reflected in "Operations and maintenance" on the consolidated statements of income.
2 Reflected in "Settlements of stock based compensation—net" in the financing section of the consolidated statements of cash flows.
Note 9. Commitments and Contingencies
Third-Party Power Purchase Agreements
During the nine months ended September 30, 2011, additional renewable energy power purchase contracts became effective and were classified as operating leases. SCE's additional commitments under these contracts are estimated to be: $116 million each year in 2012 – 2015 and $1.9 billion for the period remaining thereafter.
In October 2011, SCE completed its 2011 annual request for offers and entered into new power purchase contracts with commitments estimated to be: $5 million in 2012, $81 million in 2013, $178 million in 2014 and $240 million in 2015.
Other Commitments
During the nine months ended September 30, 2011, SCE had a firm transmission agreement with additional commitments estimated to be: $1 million in 2011, $4 million each year in 2012 - 2015 and $78 million for the period remaining thereafter.

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
Four Corners New Source Review Litigation
In October 2011, four private environmental organizations filed a CAA citizens' lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985-1986 and 2007-present, constituted plant “major modifications” for which the plant should have, but did not, obtain permits and install best available control technology ("BACT") in violation of the PSD requirements and of the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violation of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2010, SCE entered into an agreement to sell its ownership interest in generating units 4 and 5 to APS. The sale is subject to regulatory approvals and is expected to close in late 2012. Under the agreement SCE would remain responsible for its pro rata share of certain environmental liabilities, including penalties arising from environmental violations prior to the sale, but SCE would not be liable for any costs of installing BACT or other costs related to continuing or extending Four Corners operations. SCE cannot predict the outcome of these matters or estimate the impact on its financial statements.
Concurrently, the US EPA has proposed a regional haze federal implementation plan based on an APS proposal that would require shut down of units 1, 2 and 3 by 2016 and the installation of selective catalytic reduction technology on units 4 and 5 by 2018. APS' proposal contemplated that these actions would both satisfy the federal regional haze requirements and resolve any New Source Review claims the US EPA might have. A final federal implementation plan is expected in early 2012.
Malibu Fire Order Instituting Investigation ("OII")
Following a 2007 wildfire in Malibu, California, the CPUC issued an OII to determine if any statutes, CPUC general orders, rules or regulations were violated by SCE or telecomm providers (“OII Respondents”) that shared the use of three failed power poles in the wildfire area. The CPUC's Consumer Protection and Safety Division (“CPSD”) has alleged, among other things, that the poles were overloaded, that the OII Respondents violated the CPUC's rules governing the design, construction and inspection of poles and misled the CPUC during its investigation of the fire, and that SCE failed to preserve evidence relevant to the investigation. In October 2011, the CPSD proposed that the OII Respondents be assessed penalties of approximately $99 million, with SCE being allocated approximately $50 million of the total. SCE has denied the allegations and believes the proposed penalties are excessive. CPSD's allegations will likely be set for hearing in the first quarter of 2012. SCE cannot predict the amount, if any, of penalties that the CPUC may ultimately impose on SCE.
Navajo Nation Litigation
On August 1, 2011, SCE and the other defendants entered into a comprehensive settlement with the Navajo Nation of the litigation filed in June 1999 against SCE and others concerning royalty payments to the Navajo for the coal supplied to the Mohave Generating Station. Pursuant to the settlement, the Navajo Nation lawsuit was dismissed. The settlement agreement reached with the Navajo Nation did not have a material impact on SCE's financial statements.
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
As of September 30, 2011, SCE's recorded estimated minimum liability to remediate its 24 identified material sites (sites in which the upper end of the range of costs is at least $1 million) was $51 million, of which $15 million was related to San Onofre. In addition to its identified material sites, SCE also has 33 immaterial sites for which the total minimum recorded liability was $3 million. The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at these identified material sites and immaterial sites could exceed its recorded liability by up to $195 million and $7 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
The CPUC allows SCE to recover 90% of its environmental remediation costs at certain sites, representing $32 million of its recorded liability, through an incentive mechanism (SCE may request to include additional sites). In addition, SCE expects to recover 100% of environmental remediation costs incurred at the majority of the remaining sites through customer rates, representing $18 million of its recorded liability. SCE has recorded a regulatory asset of $50 million at September 30, 2011 for its estimated minimum environmental cleanup costs expected to be recovered through customer rates.
SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
SCE expects to clean up its identified sites over a period of up to 30 years. Remediation costs in each of the next several years are expected to range from $7 million to $17 million. Costs incurred for the nine months ended September 30, 2011 and 2010, were $9 million and $7 million, respectively.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and its co-owners damages of approximately $142 million to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. The DOE's appeal of the decision was denied in August 2011. Additional legal action would be necessary to recover damages incurred after December 31, 2005. Any damages recovered are subject to CPUC review as to what amounts would be returned to SCE ratepayers or used to offset past or future fuel decommissioning or storage costs for the benefit of ratepayers.
Note 10. Regulatory and Environmental Developments
Environmental Developments
Water Quality
Once-Through Cooling Issues
In March 2011, the US EPA proposed standards under the federal Clean Water Act which would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). The regulations are expected to be finalized by July 2012. SCE is evaluating the proposed standards and believes, from a preliminary review, that compliance with the proposed standards regarding impingement will be achievable without incurring material additional capital expenditures or operating costs. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and SCE is unable at this time to assess potential costs of compliance, which could be significant for San Onofre.
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
In April 2011, California enacted a law requiring California utilities to procure 33% of their electricity requirements from renewable resources, as defined in the statute. The impact of the new 33% law will depend on how the CPUC and CEC implement the law, which remains uncertain.
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
Parties to the case brought by the Alaskan Native Village of Kivalina against Edison International and other defendants, the appeal of which was deferred before the Ninth Circuit Court of Appeals pending the Supreme Court's ruling described above, have requested that the appeal recommence and have asked for permission to file additional briefs on the impact of the Supreme Court's ruling. The stay of the appeal has now been lifted and argument before the Ninth Circuit is scheduled for November 2011. Kivalina is seeking damages of up to $400 million for the cost of relocating the village.
On May 27, 2011, private citizens filed a purported class action complaint in the United States District Court for the Southern District of Mississippi, naming among a large number of defendants, Edison International and its subsidiaries, including SCE. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed. Edison International was dismissed as a defendant in this complaint in July 2011, but SCE remains a defendant.
Note 11. Supplemental Cash Flows Information
SCE's supplemental cash flows information is:

	Nine months ended September 30,
(in millions)	2011	2010
Cash payments (receipts) for interest and taxes:
Interest – net of amounts capitalized	$369	$339
Tax refunds – net	(126)	(309)
Noncash investing and financing activities:
Accrued capital expenditures	$362	$360
Details of debt exchange:
Pollution-control bonds redeemed	$(86)	$(303)
Pollution-control bonds issued	86	303
Deconsolidation of variable interest entities:
Assets other than cash	$—	$306
Liabilities and noncontrolling interests	—	(398)
Dividends declared but not paid:
Preferred and preference stock	$12	$9
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

Note 13. Regulatory Assets and Liabilities
Regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2011	December 31, 2010
Current:
Regulatory balancing accounts	$191	$213
Energy derivatives	262	162
Other	1	3
Total Current	454	378
Long-term:
Deferred income taxes – net	1,938	1,855
Pensions and other postretirement benefits	1,084	1,097
Unamortized generation investment – net	323	355
Unamortized loss on reacquired debt	253	268
Energy derivatives	505	177
Nuclear related investment – net	160	154
Unamortized transmission and distribution investment – net	153	105
Regulatory balancing accounts	62	56
Other	299	280
Total Long-term	4,777	4,347
Total Regulatory Assets	$5,231	$4,725
Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2011	December 31, 2010
Current:
Regulatory balancing accounts	$728	$733
Other	6	5
Total Current	734	738
Long-term:
Costs of removal	2,663	2,623
Asset Retirement Obligations	944	1,099
Regulatory balancing accounts	873	802
Other	1	—
Total Long-term	4,481	4,524
Total Regulatory Liabilities	$5,215	$5,262

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
The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value
(in millions)	Longest Maturity Dates	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Stocks	—	$861	$895	$1,721	$2,029
Municipal bonds	2051	644	706	767	790
U.S. government and agency securities	2041	445	270	501	288
Corporate bonds	2054	266	288	318	346
Short-term investments and receivables/payables	One-year	81	26	86	27
Total		$2,297	$2,185	$3,393	$3,480
Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligations ("ARO") regulatory liability. Proceeds from sales of securities (which are reinvested) were $962 million and $302 million for the three months ended September 30, 2011 and 2010, respectively, and $2.1 billion and $903 million for the nine months ended September 30, 2011 and 2010, respectively. Unrealized holding gains, net of losses, were $1.1 billion and $1.3 billion at September 30, 2011 and December 31, 2010, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Balance at beginning of period	$3,657	$3,083	$3,480	$3,140
Realized gains – net	41	14	76	48
Unrealized gains (losses) – net	(305)	233	(199)	90
Other-than-temporary impairments	(22)	(5)	(35)	(16)
Interest, dividends, contributions and other	22	22	71	85
Balance at end of period	$3,393	$3,347	$3,393	$3,347
Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Note 15. Other Income and Expenses
Other income and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Other income:
Equity allowance for funds used during construction	$18	$24	$74	$76
Increase in cash surrender value of life insurance policies	6	7	19	19
Other	2	2	10	8
Total other income	$26	$33	$103	$103
Other expenses:
Civic, political and related activities and donations	$6	$7	$21	$21
Other	4	3	14	18
Total other expenses	$10	$10	$35	$39

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
This MD&A for the three- and nine-month periods ended September 30, 2011 discusses material changes in the consolidated financial condition, results of operations and other developments of SCE since December 31, 2010 and as compared to the three- and nine-month periods ended September 30, 2010. This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2010 (the "year-ended 2010 MD&A"), which was included in the 2010 Form 10-K.
MANAGEMENT OVERVIEW
Highlights of Operating Results

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Change	2011	2010	Change
Net income available for common stock	$406	$394	$12	$838	$858	$(20)
Less: Non-Core Earnings (Loss)
Global settlement	—	42	(42)	—	95	(95)
Tax impact of health care legislation	—	—	—	—	(39)	39
Core Earnings	$406	$352	$54	$838	$802	$36
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
SCE's 2011 core earnings increased $54 million and $36 million for the quarter and year-to-date, respectively. Core earnings in both periods increased due to rate base growth. The quarterly core earnings increase was also attributable to lower income taxes. The year-to-date increase was partially offset by higher income tax expense, including a $40 million benefit in the second quarter of 2010 from a change in tax accounting for asset removal costs primarily related to SCE's infrastructure replacement program. In October 2011, the CPUC authorized SCE to recover legal costs incurred between 2004 and 2009 in support of SCE's efforts to obtain generator refunds. As a result, SCE expects to record revenue of approximately $25 million in the fourth quarter of 2011.
Non-core items included:

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

Capital Program
During the first nine months of 2011, SCE's capital investment program focused on upgrading and expanding SCE's transmission and distribution system; replacing generation asset equipment; and installing smart meters. Total capital expenditures (including accruals) were $2.5 billion during the first nine months of 2011 compared to $2.4 billion during the same period in 2010.
As discussed under "Liquidity and Capital Resources—Capital Investment Plan" in the year-ended 2010 MD&A, SCE continues to project that 2011 capital expenditures will be in the range of $3.9 billion to $4.4 billion and that 2011 - 2014 total capital expenditures will be in the range of $15.6 billion to $17.5 billion. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.
SCE is currently completing the final engineering design for the Tehachapi Transmission Project and anticipates an increase in its 2011-2014 expenditures for this project as a result of cost pressures associated with engineering design and scope changes, environmental mitigation work, and regulatory and permit delays. The project may be further impacted by the CPUC's response to SCE's petition to modify the 2009 decision approving the project for the purpose of obtaining authorization to install aviation marking and lighting. In October 2011, the CPUC staff notified SCE that the constructed portions of the project could be marked and lighted as required, but instructed SCE to defer completion of remaining project components that may require aviation marking or lighting pending CPUC review of the petition to modify. Community opposition to portions of the project continues and requests for reconsideration of the CPUC's 2009 decision are pending. Once final engineering is complete, SCE will file a revised cost estimate with the CPUC. As with all transmission investments, cost recovery will be subject to future rate proceedings.
In July 2011, the FERC adopted new rules that remove incumbent public utility transmission owners' federally-based right of first refusal to construct certain new transmission facilities. The rules direct regional entities, such as ISOs, to create new processes that would allow other providers to develop new transmission projects. The new processes will not become effective until approved by the FERC, which is expected in late 2012. The majority of SCE's 2011 – 2014 transmission capital forecast relates to transmission projects that have been approved by the CAISO and barring a re-evaluation under the new rules, will not be subject to the new processes. SCE does not expect these projects to be re-evaluated. The impact of the new rules on future transmission projects will depend on the processes ultimately implemented by regional entities.
2012 CPUC General Rate Case
As discussed in the year-ended 2010 MD&A, SCE filed its GRC application in November 2010. In October 2011, SCE submitted updated testimony to reflect changes in escalation rates, known changes due to governmental actions and changes in the timing of recovery for nuclear refueling outages, which taken together changed its requested 2012 base rate revenue requirement to $6.3 billion. SCE's updated request, after considering the effects of sales growth, would result in incremental customer base rate increases of $824 million, $136 million and $532 million in 2012, 2013 and 2014, respectively. The updated request also reflects a previously submitted base revenue requirement reduction of $38 million, $133 million and $145 million in 2012, 2013 and 2014, respectively, primarily due to a reduction in rate base from inclusion of higher deferred income taxes resulting from bonus depreciation deductions under the 2010 Tax Relief Act.
The Division of Ratepayer Advocates ("DRA") recommended that SCE's requested 2012 base rate revenue requirement be decreased by approximately $850 million, comprised of approximately $630 million in operation and maintenance expense reductions and approximately $220 million in capital-related revenue requirement reductions. The Utility Reform Network or TURN and other intervenors recommended an additional $610 million revenue requirement reduction, beyond the DRA adjustments, primarily capital-related in nature, as well as disallowances of recorded capital costs for specific projects. Intervenors have also recommended changes to SCE's proposed post test year ratemaking methodology to be used for 2013 and 2014.The current schedule anticipates a final decision on SCE's 2012 GRC by the end of 2011, but the Administrative Law Judge handling the GRC has indicated that a final decision is not expected before year-end. To the extent that a final decision is delayed beyond the end of 2011, the CPUC has authorized the establishment of a GRC memorandum account, which will make the revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or the timing of the final 2012 GRC decision.

FERC Formula Rates
In August 2011, the FERC accepted, subject to refund and settlement procedures, SCE's request to implement a formula rate effective January 1, 2012, to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement that was previously recovered through a separate mechanism. The FERC reduced SCE's proposed base ROE request from 11.5% to 9.93%. SCE estimates its total 2012 FERC weighted average ROE will be 11.1%, including the previously authorized 50 basis point incentive for CAISO participation and individual authorized project incentives. The actual weighted average ROE is dependent upon the amount and timing of capital expenditures among FERC incentive and non-incentive projects. SCE's request proposed the adoption of a specific formula to calculate a forecast revenue requirement that is used to establish rates and is trued-up annually to allow SCE to recover its actual revenue requirement, including its actual cost of service, actual rate base and the authorized return on investment. SCE's request also allows SCE to make single-issue rate filings requesting changes to certain elements of the formula, including the base ROE, depreciation rates and the retail rate structure. SCE and the other parties to the proceeding are currently in settlement negotiations. SCE does not expect a final decision until 2012 and cannot predict the formula rate structure that the FERC will ultimately authorize.
In September 2011, SCE reduced its forecasted 2012 transmission revenue requirement for the lower ROE by $49 million to $722 million. SCE had requested a rehearing of the adopted base ROE, however the FERC denied such request in October 2011. SCE is evaluating and must decide by December 2011 whether to appeal the FERC order at the DC Circuit Court. Separately, in October 2011, the FERC issued an order denying SCE's request for rehearing of its 2008 and 2011 CWIP proceedings which adopted a base ROE of 9.54% and 10.3%, respectively, compared to SCE's request of 11.5%. The reduced ROE in these proceedings did not have a material impact on SCE's financial statements.
Nuclear Industry and Regulatory Response to Events in Japan
As discussed in the 2010 Form 10-K under the heading "Nuclear Power Plant Regulation," SCE is subject to the jurisdiction of the NRC with respect to its ownership interest in San Onofre and Palo Verde. In light of the significant safety events at the Fukushima Daiichi nuclear plant in Japan resulting from the March 2011 earthquake and tsunami, the NRC has been performing and plans to continue to perform additional operational and safety reviews of nuclear facilities in the United States. The NRC's Near Term Task Force ("NTTF") conducted a systematic review of U.S. NRC processes and regulations to determine whether additional improvements to the existing nuclear regulatory system are warranted in light of the events in Japan. The NTTF concluded that a sequence of events like the Fukushima accident is unlikely to occur in the U.S., and that continued operation of U.S. reactors does not pose an imminent risk to public health and safety. The NTTF Report proposed changes to regulations applicable to protection against natural phenomena, including earthquakes and flooding and emergency preparedness, and the NTTF made a number of recommendations as to actions that the NRC might implement. The timing and prioritization of these recommendations must be voted on by the NRC and the nuclear industry will have an opportunity to comment on the timing and scope of these recommendations prior to their implementation. If implemented, the recommendations may impact future operations and capital requirements at United States nuclear facilities, including the operations and capital requirements of SCE's nuclear facilities.
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

•
Utility cost-recovery activities – representing CPUC and FERC-authorized balancing accounts which allow for recovery of costs incurred or provide for mechanisms to track and recover or refund differences in forecasted and actual amounts.

Utility earning activities include base rates that are designed to recover forecasted operation and maintenance costs, certain capital-related carrying costs, interest, taxes and a return, including the return on capital projects recovered through CPUC-

authorized mechanisms outside the GRC process. Differences between authorized amounts and actual results impact earnings. Also, included in utility earning activities are revenues or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances, if any.
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
Three Months Ended September 30, 2011 versus September 30, 2010

	Three months ended September 30, 2011			Three months ended September 30, 2010
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,697	$1,689	$3,386	$1,601	$1,497	$3,098
Fuel and purchased power	—	1,374	1,374	—	1,218	1,218
Operations and maintenance	541	278	819	541	262	803
Depreciation, decommissioning and amortization	323	35	358	300	16	316
Property taxes and other	69	2	71	64	1	65
Total operating expenses	933	1,689	2,622	905	1,497	2,402
Operating income	764	—	764	696	—	696
Net interest expense and other	(98)	—	(98)	(84)	—	(84)
Income before income taxes	666	—	666	612	—	612
Income tax expense	245	—	245	205	—	205
Net income	421	—	421	407	—	407
Dividends on preferred and preference stock	15	—	15	13	—	13
Net income available for common stock	$406	$—	$406	$394	$—	$394
Core Earnings[1]			$406			$352
Non-Core Earnings:
Global Settlement			—			42
Total SCE GAAP Earnings			$406			$394

[1]	See use of Non-GAAP financial measures in “Management Overview-Highlights of Operating Results.”
Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $96 million primarily due to the following:

•	$50 million increase primarily due to a 4.35% increase in 2011 authorized revenue approved in the 2009 CPUC GRC decision.

•	$25 million increase in FERC-related revenue primarily due to CWIP incentive revenue for the Tehachapi transmission project.

•	$15 million increase related to capital-related revenue requirements primarily related to the steam generator replacement project and EdisonSmartConnectTM.

•	Higher depreciation, decommissioning and amortization expense of $23 million primarily related to increased transmission and distribution investments.

•	Higher net interest expense and other of $14 million primarily due to higher outstanding balances on long-term debt.

•	Higher income taxes primarily due to a benefit recorded in 2010 related to the Global Settlement. See "—Income Taxes" below for further information.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•	Higher purchased power expense of $146 million primarily driven by the cost to replace CDWR contracts that expired in 2011.

•	Higher operation and maintenance expense of $16 million resulting primarily from increased energy efficiency program costs.

•	Higher depreciation, decommissioning and amortization expense of $19 million primarily related to the steam generator replacement project and the EdisonSmartConnectTM project.
Nine Months Ended September 30, 2011 versus September 30, 2010

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$4,442	$3,621	$8,063	$4,175	$3,329	$7,504
Fuel and purchased power	—	2,691	2,691	—	2,612	2,612
Operations and maintenance	1,619	831	2,450	1,598	674	2,272
Depreciation, decommissioning and amortization	964	94	1,058	905	40	945
Property taxes and other	212	5	217	193	2	195
Gain on sale of assets	—	—	—	—	(1)	(1)
Total operating expenses	2,795	3,621	6,416	2,696	3,327	6,023
Operating income	1,647	—	1,647	1,479	2	1,481
Net interest expense and other	(269)	—	(269)	(244)	(2)	(246)
Income before income taxes	1,378	—	1,378	1,235	—	1,235
Income tax expense	496	—	496	338	—	338
Net income	882	—	882	897	—	897
Dividends on preferred and preference stock	44	—	44	39	—	39
Net income available for common stock	$838	$—	$838	$858	$—	$858
Core Earnings1			$838			$802
Non-Core Earnings:
Global Settlement			—			95
Tax impact of health care legislation			—			(39)
Total SCE GAAP Earnings			$838			$858

[1]	See use of Non-GAAP financial measures in “Management Overview-Highlights of Operating Results.”
Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $267 million primarily due to the following:

•	$130 million increase primarily due to a 4.35% increase in 2011 authorized revenue approved in the 2009 CPUC GRC decision.

•	$90 million increase in FERC-related revenue primarily due to CWIP incentive revenue for the Tehachapi transmission project and the implementation of the 2010 FERC rate case effective March 1, 2010.

•	$50 million increase related to capital-related revenue requirements primarily related to the steam generator replacement project and EdisonSmartConnectTM.

•	Higher depreciation, decommissioning and amortization expense of $59 million primarily related to increased transmission and distribution investments.

•	Higher net interest expense and other of $25 million primarily due to higher outstanding balances on long-term debt.

•	Higher income taxes primarily due to benefits recorded in 2010 related to the Global Settlement. See "—Income Taxes" below for more information.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher purchased power expense of $85 million primarily driven by the cost to replace CDWR contracts that expired in 2011 and higher average prices from a shift to renewable contracts. The increase was partially offset by increased purchased power in 2010 during the outages at San Onofre and Four Corners.

•	Higher operation and maintenance expense of $157 million resulting primarily from increased energy efficiency program costs.

•	Higher depreciation, decommissioning and amortization expense of $54 million primarily related to the steam generator replacement project and the EdisonSmartConnectTM project.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $3.3 billion and $7.8 billion for the three- and nine-month periods ended September 30, 2011, respectively, compared to $3.4 billion and $7.8 billion for the respective periods in 2010. The quarterly decrease reflects a rate decrease of $186 million and a sales volume increase of $103 million. The $186 million rate decrease primarily reflects lower generation rates for 2011 due to the refunding of prior period purchased power overcollections in 2011. The $103 million sales volume increase was primarily due to serving generation load that was previously served by CDWR contracts which expired in 2011. As a result of a CPUC-authorized decoupling mechanism, SCE does not bear the volumetric risk or benefit related to retail electricity sales (see "Item 1. Business—Overview of Ratemaking Mechanisms" in the 2010 Form 10-K).
SCE remits to CDWR and does not recognize as revenue the amounts that SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, CDWR bond-related costs and a portion of direct access exit fees. The amounts collected and remitted to CDWR were $319 million and $873 million for the three- and nine-month periods ended September 30, 2011, respectively, and $315 million and $896 million for the respective periods in 2010. The CDWR-related rates in 2011 continue to reflect an approximately $585 million refund of operating reserves that CDWR can release as their contracts terminate. Total customer rates are expected to increase as CDWR operating reserves are fully refunded. The power contracts that CDWR allocated to SCE will terminate by the end of 2011; however, the refund of operating reserves is expected to continue through 2012. SCE's revenue and related purchased power expense is expected to increase as these CDWR contracts are replaced by power purchase agreements entered into by SCE.

Income Taxes
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Income before income taxes	$666	$612	$1,378	$1,235
Provision for income tax at federal statutory rate of 35%	$233	$214	$482	$433
Increase (decrease) in income tax from:
Items presented with related state income tax, net
Global settlement related[1]	—	(42)	—	(95)
Change in tax accounting method for asset removal costs[2]	—	—	—	(40)
State tax – net of federal benefit	31	26	61	47
Health care legislation[3]	—	—	—	39
Property-related and other	(19)	7	(47)	(46)
Total income tax expense	$245	$205	$496	$338
Effective tax rate	37%	33%	36%	27%

[1]
During the nine months ended September 30, 2010, SCE recognized a $95 million earnings benefit relating to the California impact of the federal Global Settlement, including $53 million in the second quarter resulting from the acceptance by the California Franchise Tax Board of the tax positions finalized with the IRS in 2009 and $42 million in the third quarter resulting from receipt of the final interest determination for the Franchise Tax Board.

[2]
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

[3]
During the first quarter of 2010, SCE recorded a $39 million non-cash charge to reverse previously recognized federal tax benefits eliminated by the federal health care legislation enacted in March 2010. The health care law eliminated the federal tax deduction for retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies.

For a discussion of the status of Edison International's income tax audits, see "SCE Notes to Consolidated Financial Statements—Note 7. Income Taxes."
Repair Deductions
As discussed in the year ended 2010 MD&A, in 2009, Edison International made a voluntary election to change its tax accounting method for certain repair costs incurred on SCE's transmission, distribution and generation assets. The change in tax accounting method resulted in a $192 million cash benefit realized in the fourth quarter of 2009. In August of 2011 the IRS issued guidance on repair deductions and changes in accounting method related to transmission and distribution assets. Based on this guidance SCE will file a second change in tax accounting method in 2011 for all prior years. SCE does not expect any cash impact in 2011 due to its current net operating loss carry forward position. Regulatory treatment for the incremental deductions taken after the voluntary election to change SCE's tax accounting method for certain repair costs will be addressed in SCE's 2012 GRC. Due to the pending regulatory treatment SCE has not recognized an earnings benefit or regulatory asset related to this method change and incremental deductions taken in 2009, 2010 and 2011.
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
SCE expects to fund its continuing obligations, projected capital expenditures for 2011 and dividends to Edison International through cash and equivalents on hand, operating cash flows, tax benefits (including bonus depreciation) and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities if additional funding and liquidity are necessary to meet operating and capital requirements.
Available Liquidity
SCE had two credit facilities: a $2.4 billion five-year credit facility that matures in February 2013, with four one-year options to extend by mutual consent, and a $500 million three-year credit facility that matures in March 2013.

(in millions)	Credit Facilities
Commitment	$2,894
Outstanding borrowings supported by credit facilities	(550)
Outstanding letters of credit	(83)
Amount available	$2,261
Debt Covenant
SCE has a debt covenant in its credit facilities that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2011, SCE's debt to total capitalization ratio was 0.47 to 1.
Dividend Restrictions
The CPUC regulates SCE's capital structure and limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted average basis. At September 30, 2011, SCE's 13-month weighted-average common equity component of total capitalization was 50.5% resulting in the capacity to pay $436 million in additional dividends.
During the first nine months of 2011, SCE made $345 million in dividend payments to its parent, Edison International. Future dividend amounts and timing of distributions are dependent upon several factors including the actual level of capital expenditures, operating cash flows and earnings.
Regulatory Proceedings
Energy Efficiency Shareholder Risk/Reward Mechanism
As discussed in the 2010 Form 10-K under the heading "Overview of Ratemaking Mechanisms—Energy Efficiency Shareholder Risk/Reward Mechanism," the CPUC intended to review the framework of the Energy Efficiency Mechanism and to establish a mechanism applicable to performance during the 2010 - 2012 energy efficiency program cycle. In September 2011 the CPUC requested comments from SCE and other interested parties on an Energy Efficiency Mechanism applicable to the 2010-2012 program cycle. SCE recommended using the remainder of 2011 and 2012 for development of a new mechanism that would focus on reliability, affordability, and benefits to the environment that would be applicable for 2013 and beyond.
Cost of Capital
As discussed in the 2010 Form 10-K under the heading "Overview of Ratemaking Mechanisms—CPUC Base Rates," the CPUC extended through 2012 a multi-year cost of capital mechanism which set SCE's authorized rate of return on equity at 11.5%, subject to annual adjustments if certain thresholds are reached. The 2012 measurement period (October 2010 - September 2011) did not trigger an annual adjustment and therefore the 11.5% authorized rate of return on equity will remain in effect through 2012. In April 2012, SCE is scheduled to file a new cost of capital mechanism at the CPUC that, once approved, will establish SCE's authorized rate of return for 2013. If the current interest rate environment continues, SCE's 2013 authorized rate of return could decrease from 11.5%.

Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of September 30, 2011.

(in millions)
Collateral posted as of September 30, 2011[1]	$106
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	135
Posted and potential collateral requirements[2]	$241

[1]
Collateral provided to counterparties and other brokers consisted of $14 million which was offset against net derivative liabilities and $92 million, which consisted of $9 million in cash reflected in “Other current assets” on the consolidated balance sheets and $83 million in letters of credit.

[2]
Total posted and potential collateral requirements may increase by an additional $2 million based on SCE's forward positions as of September 30, 2011 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Workers Compensation Self-Insurance Fund
SCE is self-insured for workers compensation claims. SCE assesses workers compensation claims that have been asserted and those that have been incurred but not reported to determine the probable amount of losses that should be recorded. The Department of Industrial Relations for the State of California requires companies that are self-insured for workers compensation to post collateral (in the form of cash and/or letters of credits) based on the estimated workers' compensation liability if a company's bond rating were to fall below "B." As of September 30, 2011, if SCE's bond rating were to fall below a "B" rating, SCE would be required to post $202 million for its workers compensation self-insurance plan.
Historical Consolidated Cash Flows
Condensed Consolidated Statement of Cash Flows
The table below sets forth condensed historical cash flow information for SCE.

	Nine months ended September 30,
(in millions)	2011	2010
Net cash provided by operating activities	$2,272	$2,656
Net cash provided by financing activities	672	622
Net cash used by investing activities	(3,136)	(2,883)
Net increase (decrease) in cash and cash equivalents	$(192)	$395
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $384 million in the first nine months of 2011 compared to the first nine months of 2010. The decrease reflects net cash outflows related to regulatory balancing account activities and higher net tax receipts in 2010 primarily resulting from the impacts of the Global Settlement. As a result of the Global Settlement, SCE received net tax allocation payments from Edison International of approximately $295 million in 2010. These decreases were partially offset by higher receipts from customers due to increases in authorized revenue. The operating cash flows were also impacted by the timing of cash receipts and disbursements related to working capital.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the first nine months of 2011 was $672 million consisting of the following significant events:

•	Issued $500 million of 3.875% first and refunding mortgage bonds due in 2021. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.

•	Issued $550 million of commercial paper supported by SCE's line of credit to fund interim working capital requirements.

•	Issued $125 million of 6.5% Series D preference stock. The proceeds from the issuance were used for general corporate purposes.

•	Paid $345 million of dividends to Edison International.

•	Purchased $86 million of its variable rate tax-exempt bonds.
Net cash provided by financing activities for the first nine months of 2010 was $622 million consisting of the following significant events:

•	Issued $1 billion of first refunding mortgage bonds due in 2040 to fund SCE's capital program.

•	Reissued $144 million of tax-exempt pollution control bonds due in 2035 to fund SCE's capital program.

•	Repaid $250 million of senior unsecured notes.

•	Paid $200 million in dividends to Edison International.
Net Cash Used by Investing Activities
Cash flows from investing activities are driven primarily by capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $3.0 billion and $2.7 billion for the nine months ended September 30, 2011 and 2010, respectively, primarily related to transmission and distribution investments. Net purchases of nuclear decommissioning trust investments and other were $146 million and $133 million for the nine months ended September 30, 2011 and 2010, respectively.
Contractual Obligations and Contingencies
Contractual Obligations
SCE has power purchase commitments and firm transmission commitments which are discussed in "SCE Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Third-Party Power Purchase Agreements."
Contingencies
SCE has contingencies related to an Order Instituting Investigation ("OII") related to a 2007 wildfire in Malibu, California, nuclear insurance and spent nuclear fuel, which are discussed in "SCE Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
Environmental Remediation
As of September 30, 2011, SCE had 24 identified material sites for remediation and recorded an estimated minimum liability of $51 million. SCE expects to recover 90% of its remediation costs at certain sites. See "SCE Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" for further discussion.
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

Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate SCE's exposure to commodity price risk was a net liability of $641 million and $207 million at September 30, 2011 and December 31, 2010, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "SCE Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these agreements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual agreements, including master netting agreements. As of September 30, 2011, the amount of balance sheet exposure as described above, by the credit ratings of SCE's counterparties, was as follows:

	September 30, 2011
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$98	$—	$98
Not rated[3]	5	(1)	4
Total	$103	$(1)	$102

[1]
SCE assigns a credit rating based on the lower of a counterparty's S&P or Moody's rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the two credit ratings.

[2]
Exposure excludes amounts related to contracts classified as normal purchases and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheets, except for any related net accounts receivable.

[3]	The exposure in this category relates to long-term power purchase agreements. SCE's exposure is mitigated by regulatory treatment.
The credit risk exposure set forth in the table above is composed of $2 million of net accounts receivable and $101 million representing the fair value, adjusted for counterparty credit reserves, of derivative contracts.
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
Internal Control Over Financial Reporting

There were no changes in SCE’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-1(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, SCE’s internal control over financial reporting.
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

ITEM 5. OTHER INFORMATION

On October 27, 2011, the SCE Board of Directors amended the emergency provisions of the SCE Bylaws to reduce the period of notice required to call a meeting in an emergency and to eliminate other special emergency provisions. In addition to the amendments to the emergency provisions, the SCE Bylaws were amended to: (1) clarify that the place of shareholder and Board meetings may be designated in the meeting notice, and (2) shorten the normal Board meeting notice requirement from 48 to 24 hours.
ITEM 6. EXHIBITS

3.1	Bylaws of Southern California Edison Company, as amended October 27, 2011

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

101*
Financial statements from the quarterly report on Form 10-Q of SCE for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

*	Furnished, not filed, pursuant to Rule 406T of SEC Regulation S-T.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY (Registrant)
By	/s/ Chris C. Dominski
Chris C. Dominski Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: November 2, 2011