Form 10-Q
period 2012-09-30
SOUTHERN CALIFORNIA EDISON CO
filed 2012-11-01
CIK 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2012
Common Stock, no par value	434,888,104

i

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2011 Form 10-K	SCE's Annual Report on Form 10-K for the year-ended December 31, 2011
2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
AFUDC	allowance for funds used during construction
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U. S. Department of Energy
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MRTU	Market Redesign Technology Upgrade
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NOx	nitrogen oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review

Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PBR	performance-based ratemaking
PG&E	Pacific Gas & Electric Company
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
ROE	return on equity
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCAQMD	South Coast Air Quality Management District
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SIP(s)	state implementation plan(s)
SO2	sulfur dioxide
SRP	Salt River Project Agricultural Improvement and Power District
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2012	2011	2012	2011
Operating revenue	$3,731	$3,386	$8,794	$8,063
Fuel	82	110	220	269
Purchased power	1,612	1,264	3,049	2,422
Operation and maintenance	906	819	2,622	2,450
Depreciation, decommissioning and amortization	399	358	1,187	1,058
Property and other taxes	73	71	229	217
Total operating expenses	3,072	2,622	7,307	6,416
Operating income	659	764	1,487	1,647
Interest income	2	2	5	7
Other income	36	26	103	103
Interest expense	(124)	(116)	(373)	(344)
Other expenses	(9)	(10)	(36)	(35)
Income before income taxes	564	666	1,186	1,378
Income tax expense	176	245	384	496
Net income	388	421	802	882
Less: Dividends on preferred and preference stock	25	15	66	44
Net income available for common stock	$363	$406	$736	$838

Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2012	2011	2012	2011
Net income	$388	$421	$802	$882
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period, net of income tax benefit of $3 for the nine month period ended September 30, 2012	—	—	(4)	—
Amortization of net loss included in net income, net of income tax expense of $1 for both three months ended September 30, 2012 and 2011 and $4 and $2 for the nine months ended September 30, 2012 and 2011, respectively	1	1	5	3
Comprehensive income	$389	$422	$803	$885

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$90	$57
Receivables, less allowances of $75 for uncollectible accounts at both dates	1,067	760
Accrued unbilled revenue	787	519
Inventory	338	350
Prepaid taxes	48	278
Derivative assets	37	65
Regulatory assets	270	494
Deferred income taxes	170	—
Other current assets	110	89
Total current assets	2,917	2,612
Nuclear decommissioning trusts	3,997	3,592
Other investments	112	93
Total investments	4,109	3,685
Utility property, plant and equipment, less accumulated depreciation of $7,378 and $6,894 at respective dates	29,314	27,569
Nonutility property, plant and equipment, less accumulated depreciation of $115 and $107 at respective dates	71	73
Total property, plant and equipment	29,385	27,642
Derivative assets	74	70
Regulatory assets	6,068	5,815
Other long-term assets	506	491
Total long-term assets	6,648	6,376

Total assets	$43,059	$40,315

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
Short-term debt	$380	$419
Accounts payable	1,214	1,319
Accrued taxes	98	49
Accrued interest	104	167
Customer deposits	193	199
Derivative liabilities	128	266
Regulatory liabilities	493	670
Deferred income taxes	—	89
Other current liabilities	623	670
Total current liabilities	3,233	3,848
Long-term debt	8,828	8,431
Deferred income taxes	6,574	5,781
Deferred investment tax credits	103	84
Customer advances	149	138
Derivative liabilities	983	805
Pensions and benefits	2,359	2,461
Asset retirement obligations	2,731	2,610
Regulatory liabilities	5,249	4,670
Other deferred credits and other long-term liabilities	1,786	1,529
Total deferred credits and other liabilities	19,934	18,078
Total liabilities	31,995	30,357
Commitments and contingencies (Note 9)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	600	596
Accumulated other comprehensive loss	(23)	(24)
Retained earnings	6,524	6,173
Total common shareholder's equity	9,269	8,913
Preferred and preference stock	1,795	1,045
Total equity	11,064	9,958
Total liabilities and equity	$43,059	$40,315

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2012	2011
Cash flows from operating activities:
Net income	$802	$882
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,187	1,058
Regulatory impacts of net nuclear decommissioning trust earnings	147	131
Other amortization	55	97
Stock-based compensation	13	12
Deferred income taxes and investment tax credits	426	526
Proceeds from U.S. treasury grants	29	—
Changes in operating assets and liabilities:
Receivables	(336)	(253)
Inventory	13	(8)
Margin and collateral deposits – net of collateral received	6	(9)
Prepaid taxes	230	48
Other current assets	(295)	(280)
Accounts payable	165	142
Accrued taxes	49	77
Other current liabilities	(120)	(230)
Derivative assets and liabilities – net	63	433
Regulatory assets and liabilities – net	147	(363)
Other assets	(26)	(21)
Other liabilities	101	30
Net cash provided by operating activities	2,656	2,272
Cash flows from financing activities:
Long-term debt issued	395	497
Long-term debt issuance costs	(4)	(5)
Long-term debt repaid	(4)	(12)
Bonds purchased	—	(86)
Preference stock issued – net	804	123
Preference stock redeemed	(75)	—
Short-term debt financing – net	(45)	550
Settlements of stock-based compensation – net	(24)	(7)
Dividends paid	(411)	(388)
Net cash provided by financing activities	636	672
Cash flows from investing activities:
Capital expenditures	(3,105)	(3,014)
Proceeds from sale of nuclear decommissioning trust investments	1,525	2,108
Purchases of nuclear decommissioning trust investments and other	(1,689)	(2,254)
Customer advances for construction and other investments	10	24
Net cash used by investing activities	(3,259)	(3,136)
Net increase (decrease) in cash and cash equivalents	33	(192)
Cash and cash equivalents, beginning of period	57	257
Cash and cash equivalents, end of period	$90	$65

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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year.
The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Cash Equivalents
Cash equivalents included investments in money market funds totaling $28 million and $21 million at September 30, 2012 and December 31, 2011, respectively. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less.
SCE temporarily invests the ending daily cash balance in its primary disbursement accounts until required for check clearing. SCE reclassified $233 million and $220 million of checks issued, but not yet paid by the financial institution, from cash to accounts payable at September 30, 2012 and December 31, 2011, respectively.
Inventory
Inventory is stated at the lower of cost or market, cost being determined by the average cost method for fuel and materials and supplies. Inventory consisted of the following:

(in millions)	September 30, 2012	December 31, 2011
Fuel	$19	$24
Materials and supplies, spare parts	319	326
Total inventory	$338	$350
Revenue Recognition
Operating revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period. During the first nine months of 2012, pending the outcome of the 2012 GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement included in customer rates. A GRC memorandum account has been established for SCE, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012.
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
Note 2.    Consolidated Statements of Changes in Equity
The following table provides the changes in equity for the nine months ended September 30, 2012.

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2011	$2,168	$596	$(24)	$6,173	$1,045	$9,958
Net income	—	—	—	802	—	802
Other comprehensive income	—	—	1	—	—	1
Dividends declared on common stock	—	—	—	(349)	—	(349)
Dividends declared on preferred and preference stock	—	—	—	(66)	—	(66)
Stock-based compensation and other	—	11	—	(35)	—	(24)
Noncash stock-based compensation and other	—	13	—	—	—	13
Issuance of preference stock	—	(21)	—	—	825	804
Redemption of preference stock	—	1	—	(1)	(75)	(75)
Balance at September 30, 2012	$2,168	$600	$(23)	$6,524	$1,795	$11,064

The following table provides the changes in equity for the nine months ended September 30, 2011.

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2010	$2,168	$572	$(25)	$5,572	$920	$9,207
Net income	—	—	—	882	—	882
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(345)	—	(345)
Dividends declared on preferred and preference stock	—	—	—	(44)	—	(44)
Stock-based compensation and other	—	5	—	(12)	—	(7)
Noncash stock-based compensation and other	—	12	—	1	—	13
Issuance of preference stock	—	(2)	—	—	125	123
Balance at September 30, 2011	$2,168	$587	$(22)	$6,054	$1,045	$9,832
Note 3.    Variable Interest Entities
Variable Interest in VIEs that are not Consolidated
Power Purchase Contracts
SCE has 17 power purchase agreements ("PPAs") that have variable interests in VIEs, including 7 tolling agreements through which SCE provides the natural gas to fuel the plants and 10 contracts with qualifying facilities ("QFs") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. In general, because payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9. As a result, there is no significant potential exposure to loss as a result of SCE's involvement with these VIEs. The aggregate capacity dedicated to SCE for these VIE projects was 3,900 MW at September 30, 2012 and the amounts that SCE paid to these projects were $158 million and $178 million for the three months ended September 30, 2012 and 2011, respectively, and $292 million and $347 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trust
In May 2012, SCE Trust I issued $475 million (aggregate liquidation preference) of 5.625% trust securities (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock (100%) to SCE. The trust invested the proceeds of these trust securities in Series F Preference Stock issued by SCE in the principal amount of $475 million (cumulative, $2,500 per share liquidation value) and which have substantially the same payment terms as the trust securities. The trust securities and the Series F Preference Stock do not have a maturity date. Upon any redemption of the Series F Preference Stock, a corresponding dollar amount of trust securities will be redeemed (for further information see Note 12). SCE Trust I will pay dividends at the same rate and on the same dates on the trust securities when, and if the SCE board of directors declare and make dividend payments on the Series F Preference Stock. The trust will use the dividends, if any, it receives on the Series F Preference Stock to make its corresponding dividend payments on the trust securities. If SCE does not make dividend payments to the trust, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and also its dividend payments, if and when, SCE pays dividends on the Series F Preference Stock.

SCE Trust I was formed for the exclusive purpose of issuing trust preference securities (“trust securities”). The trust is a VIE. SCE has concluded that it is not the primary beneficiary of this VIE as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trust. The trust's balance sheet as of September 30, 2012, consisted of an investment of $475 million in the Series F Preference Stock, $475 million of trust securities and $10,000 of common stock. The trust's income statement consisted of dividend income and accrued dividend payments of $7 million and $10 million for the three- and nine-months ended September 30, 2012, respectively.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk which was not material as of September 30, 2012 and December 31, 2011.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The following table sets forth assets and liabilities that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$28	$—	$—	$—	$28
Derivative contracts:
Electricity	—	1	9	(3)	7
CRRs	—	—	100	—	100
Tolling	—	—	4	—	4
Subtotal of derivative contracts	—	1	113	(3)	111
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[3]	2,227	—	—	—	2,227
Municipal bonds	—	654	—	—	654
U.S. government and agency securities	467	122	—	—	589
Corporate bonds[4]	—	374	—	—	374
Short-term investments, primarily cash equivalents[5]	—	145	—	—	145
Subtotal of nuclear decommissioning trusts	2,694	1,295	—	—	3,989
Total assets[6]	2,730	1,296	113	(3)	4,136
Liabilities at Fair Value
Derivative contracts:
Electricity	—	—	9	—	9
Natural gas	—	115	6	(47)	74
Tolling	—	—	1,028	—	1,028
Subtotal of derivative contracts	—	115	1,043	(47)	1,111
Total liabilities	—	115	1,043	(47)	1,111
Net assets (liabilities)	$2,730	$1,181	$(930)	$44	$3,025

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds[2]	$21	$—	$—	$—	$21
Derivative contracts:
Electricity	—	—	1	—	1
Natural gas	—	5	—	(3)	2
CRRs	—	—	122	—	122
Tolling	—	—	10	—	10
Subtotal of derivative contracts	—	5	133	(3)	135
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[3]	1,899	—	—	—	1,899
Municipal bonds	—	756	—	—	756
U.S. government and agency securities	433	147	—	—	580
Corporate bonds[4]	—	317	—	—	317
Short-term investments, primarily cash equivalents[5]	—	15	—	—	15
Subtotal of nuclear decommissioning trusts	2,332	1,235	—	—	3,567
Total assets[6]	2,361	1,240	133	(3)	3,731
Liabilities at Fair Value
Derivative contracts:
Electricity	—	5	65	(2)	68
Natural gas	—	234	23	(53)	204
Tolling	—	—	799	—	799
Subtotal of derivative contracts	—	239	887	(55)	1,071
Total liabilities	—	239	887	(55)	1,071
Net assets (liabilities)	$2,361	$1,001	$(754)	$52	$2,660

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Money market funds are included in cash and cash equivalents on SCE's consolidated balance sheets.

[3]	Approximately 67% and 70% of the equity investments were located in the United States at September 30, 2012 and December 31, 2011, respectively.

[4]
At September 30, 2012 and December 31, 2011, corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $42 million and $22 million, respectively.

[5]
Excludes net receivables of $8 million and $25 million at September 30, 2012 and December 31, 2011, respectively, of interest and dividend receivables as well as receivables and payables related to pending securities sales and purchases.

[6]
Excludes other investments of $70 million and $81 million at September 30, 2012 and December 31, 2011, respectively, primarily related to the cash surrender value of company owned life insurance investments which are used to fund certain executive benefits including deferred compensation.

The following table sets forth a summary of changes in the fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Fair value of net assets (liabilities) at beginning of period	$(739)	$(359)	$(754)	$6
Total realized/unrealized gains (losses), net:
Included in regulatory assets[1]	(180)	(128)	(203)	(510)
Purchases	33	19	84	35
Settlements	(44)	(2)	(57)	(1)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value of net liabilities at end of period	$(930)	$(470)	$(930)	$(470)
Change during the period in unrealized gains (losses) related to assets and liabilities held at the end of the period	$(222)	$(135)	$(244)	$(502)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
The fair value for transfers in and transfers out of each level is determined at the end of each reporting period. There were no transfers between Levels 1 and 2 during the three- and nine-month periods ended September 30, 2012 and 2011.
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

Level 3 Valuation Process
The process of determining fair value is the responsibility of the risk management department which reports to the chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques that use both standard and proprietary models to determine fair value. Each reporting period, the risk and finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth the valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities at September 30, 2012:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Electricity:
Options	$23	$26	Option model	Volatility of gas prices	23% - 41% (31%)
				Volatility of power prices	28% - 60% (39%)
				Power prices	$38.10 - $58.80 ($45.30)
Forwards	3	1	Discounted cash flow	Power prices	$22.10 - $64.50 ($32.50)
Gas Options	—	6	Option model	Volatility of gas prices	24% - 41% (35%)
CRRs	100	—	Market simulation model	Load forecast	7,597 MW - 26,612 MW
				Power prices	$(13.90) - $226.75
				Gas prices	$2.95 - $7.78
Tolling	5	1,028	Option model	Volatility of gas prices	17% - 41% (21%)
				Volatility of power prices	26% - 60% (28%)
				Power prices	$33.20 - $100.80 ($56.10)
Netting	(18)	(18)
Total derivative contracts	$113	$1,043
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
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of long-term debt are:

	September 30, 2012		December 31, 2011
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$8,828	$10,604	$8,431	$10,129
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
Credit Agreements and Short-Term Debt
During the second quarter of 2012, SCE replaced its credit facilities with a $2.75 billion five-year revolving credit facility that matures in May 2017. The credit facility is generally used to support commercial paper and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. At September 30, 2012, SCE's outstanding commercial paper supported by the credit facility was $380 million at a weighted-average interest rate of 0.43%. At September 30, 2012, letters of credit issued under SCE's credit facility aggregated $196 million and are scheduled to expire in twelve months or less.
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

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2012	December 31, 2011
Electricity options, swaps and forwards	GWh	18,304	30,881
Natural gas options, swaps and forwards	Bcf	142	300
Congestion revenue rights	GWh	140,263	166,163
Tolling arrangements	GWh	102,123	104,154
Fair Value of Derivative Instruments
The following table summarizes the gross and net fair values of commodity derivative instruments at September 30, 2012:

	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$55	$80	$135	$177	$1,002	$1,179	$1,044
Netting and collateral	(18)	(6)	(24)	(49)	(19)	(68)	(44)
Total	$37	$74	$111	$128	$983	$1,111	$1,000
The following table summarizes the gross and net fair values of commodity derivative instruments at December 31, 2011:

	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$86	$85	$171	$303	$856	$1,159	$988
Netting and collateral	(21)	(15)	(36)	(37)	(51)	(88)	(52)
Total	$65	$70	$135	$266	$805	$1,071	$936
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
The following table summarizes the components of economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Realized gains (losses)	$(77)	$(58)	$(199)	$(132)
Unrealized gains (losses)	(91)	(110)	(29)	(433)

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
Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $113 million and $216 million as of September 30, 2012 and December 31, 2011, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012, SCE would be required to post $25 million of collateral.
Counterparty Default Risk Exposure
As part of SCE's procurement activities, SCE contracts with a number of utilities, energy companies, financial institutions and other companies, collectively referred to as counterparties. If a counterparty were to default on its contractual obligations, SCE could be exposed to potentially volatile spot markets for buying replacement power or selling excess power. In addition, SCE would be exposed to the risk of non-payment of accounts receivable, primarily related to sales of excess energy and realized gains on derivative instruments. Substantially all of the contracts that SCE has executed with counterparties are either entered into under SCE's procurement plan which has been pre-approved by the CPUC, or the contracts are approved by the CPUC before becoming effective. As a result of regulatory recovery mechanisms, losses from non-performance are not expected to affect earnings, but may temporarily affect cash flows.
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

(in millions)	September 30, 2012	December 31, 2011
Collateral provided to counterparties:
Offset against derivative liabilities	$44	$51
Reflected in other current assets	9	17

Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Income before income taxes	$564	$666	$1,186	$1,378
Provision for income tax at federal statutory rate of 35%	197	233	415	482
Increase (decrease) in income tax from:
State tax – net of federal benefit	10	31	30	61
Property-related	(19)	(18)	(39)	(38)
Other	(12)	(1)	(22)	(9)
Total income tax expense	$176	$245	$384	$496
Effective tax rate	31%	37%	32%	36%
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.
Accounting for Uncertainty in Income Taxes
The following table provides a reconciliation of unrecognized tax benefits:

(in millions)	2012	2011
Balance at January 1,	$373	$329
Tax positions taken during the current year:
Increases	23	58
Tax positions taken during a prior year:
Increases	154	44
Decreases	(33)	(34)
Decreases for settlements during the period	—	—
Balance at December 31,	$517	$397
Tax Dispute
Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 are currently under review by the Franchise Tax Board. The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010. This included a proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $95 million, including interest through September 30, 2012. Edison International disagrees with the proposed adjustment and filed a protest with the IRS in the first quarter of 2011.
Repair Deductions
In 2009, Edison International made a voluntary election to change its tax accounting method for certain repair costs incurred on SCE's transmission, distribution and generation assets. In August 2011, the IRS issued guidance on repair deductions and changes in accounting method related to transmission and distribution assets. Based on this guidance, SCE included a second change in tax accounting method on repair costs in its 2011 tax return. Guidance for generation assets is pending. Regulatory treatment for the incremental deductions taken after the voluntary election to change SCE's tax accounting method for certain repair costs is part of SCE's 2012 GRC. Due to the pending regulatory decision, SCE has not recognized an earnings benefit or regulatory asset related to this method change and incremental deductions taken in 2009, 2010 and 2011. In October 2012, the CPUC assigned administrative law judge issued a proposed GRC decision, which if adopted, would result in an earnings benefit of approximately $230 million attributable to flow through treatment of 2009 – 2011 vintage year activity. SCE would also record an earnings benefit related to 2012 vintage year activity consistent with the rate making treatment.
Note 8.    Compensation and Benefit Plans
Pension Plans
As part of the pension funding provisions contained in the Surface Transportation Extension Act of 2012 passed by Congress, SCE's projected 2012 plan contributions have been reduced to $154 million from $263 million, which resulted in a third quarter regulatory adjustment reflected in the table below. SCE made contributions of $136 million during the nine months ended September 30, 2012. The 2012 GRC proposed decision authorized contributions of $168 million with recovery of any undercollection through the continuation of the existing balancing account mechanism. A final GRC decision is expected by year-end. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
Expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$46	$38	$120	$114
Interest cost	45	47	135	141
Expected return on plan assets	(52)	(56)	(162)	(168)
Amortization of prior service cost	1	2	3	6
Amortization of net loss	15	4	45	12
Expense under accounting standards	$55	$35	$141	$105
Regulatory adjustment (deferred)	(57)	(6)	(3)	(18)
Total expense recognized	$(2)	$29	$138	$87
Postretirement Benefits Other Than Pensions
SCE made contributions of $15 million during the nine months ended September 30, 2012 and expects to make $47 million of additional contributions during the remainder of 2012. SCE's 2012 annual contributions are expected to be recovered through CPUC-approved regulatory mechanisms. Annual contributions are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change.
Expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$12	$10	$36	$30
Interest cost	28	31	84	93
Expected return on plan assets	(27)	(27)	(81)	(81)
Special termination benefits[1]	3	—	3	—
Amortization of prior service credit	(9)	(9)	(27)	(27)
Amortization of net loss	11	9	33	27
Total expense	$18	$14	$48	$42

[1]	Due to the reduction in the workforce at San Onofre, SCE has incurred costs for enhanced retiree health care coverage. See below for further information.

Transfer of Certain Postretirement Benefits to Edison International
In March 2012, Edison International agreed to assume the liabilities for active employees of SCE and its subsidiaries under the specified plans related to deferred compensation and executive postretirement benefits. SCE is obligated to reimburse Edison International upon settlement of liabilities on an after tax basis. Included in the consolidated balance sheet at September 30, 2012 was $116 million related to this obligation.
San Onofre Workforce Reduction
In August 2012, SCE announced plans for downsizing to bring the San Onofre organization and cost structure in line with industry peers. SCE plans to reduce the San Onofre workforce by 730 employees to 1,500 employees beginning in the fourth quarter of 2012 and continuing in 2013. At September 30, 2012, SCE had recorded $30 million in estimated cash severance costs (SCE's share) related to the non-represented employee workforce reduction.
Note 9.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the nine months ended September 30, 2012, SCE had power purchase contracts with additional commitments estimated to be: $17 million in 2014, $43 million in 2015, $66 million in 2016 and $970 million for the period remaining thereafter. Some of these power purchase agreements are classified as operating leases. The additional commitments for these leases, which are also included in the amounts above, are estimated to be: $21 million in 2015, $45 million in 2016 and $942 million for the period remaining thereafter.
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
Contingencies
In addition to the matters disclosed in these Notes, SCE is involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. SCE believes the outcome of these other proceedings will not, individually or in the aggregate, materially affect its results of operations or liquidity.
San Onofre Outage, Inspection and Repair Issues
SCE replaced four steam generators at San Onofre Units 2 and 3 in 2010 and 2011, respectively. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. Unit 3 was safely taken off-line. At the time, San Onofre Unit 2 was off-line for a planned outage when areas of unexpected wear in some of its heat transfer tubes were found. Both Units have remained off-line for extensive inspections, testing and analysis of their steam generators. Each Unit will be restarted only when and if SCE determines that it is safe to do so and when start-up has been approved by the NRC pursuant to the terms of a Confirmatory Action Letter (“CAL”) issued by the NRC in March 2012. The CAL requires NRC permission to restart Unit 2 and Unit 3 and outlines actions SCE must complete before permission to restart either Unit may be sought. In October 2012, SCE submitted to the NRC a response to the CAL and restart plans for Unit 2. SCE proposed to restart Unit 2 and operate at a reduced power level (70%) for approximately five months, followed by a mid-cycle scheduled outage.
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million after adjustment for inflation) for SCE's 78.21% share of San Onofre to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $594 million through September 30, 2012 on the steam generator replacement project, including $95 million reflected in construction work in progress primarily related to the disposal of the replaced steam generators. Those expenditures remain subject to CPUC reasonableness review. Final costs for the project will not be known until after disposal of the original steam generators is completed.
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre are being purchased in the market by SCE (commencing on February 1 for Unit 3 and March 5 for Unit 2). Market costs through September 30, 2012 were approximately $221 million, net of avoided nuclear fuel costs, and are recoverable through the ERRA balancing account subject to CPUC reasonableness review. Because of the uncertainties associated with when and at what output levels the Units will or may be returned to service, total potential market power costs cannot be estimated at this time.
Through September 2012, SCE's share of incremental inspection and repair costs totaled $96 million for both Units. At September 30, 2012, the repairs to restart Unit 2 at the reduced power levels described above have been substantially completed. The costs for Unit 2 may increase following NRC review under the CAL and any new developments that may result from further analysis, testing and inspection, and there is no assurance that start-up of Unit 2 will occur as described above. Total incremental repair costs associated with returning Unit 3 to service, and returning both Units to service at originally specified capabilities safely, remain uncertain.
In addition to the amounts for inspection and repair and market power costs discussed below, SCE has collected through customer rates an estimated $625 million of revenue through third quarter 2012 (based on current authorized revenue requirements) associated with the plant. SCE's total 2012 San Onofre annual revenue requirement, including the 2012 GRC proposed decision, is approximately $820 million, made up of $170 million in refueling outage, nuclear fuel and decommissioning costs and $650 million for its direct operating and maintenance costs, depreciation and return on its investment in San Onofre Unit 2, Unit 3 and related common plant. At September 30, 2012, SCE's rate base and net investment and inventory associated with San Onofre was $1.2 billion and $2.1 billion, respectively.
Under California Public Utilities Code Section 455.5, SCE is required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months (not including preplanned outages). SCE will provide such notice to the CPUC on November 1, 2012 for Unit 3 and expects to do so by December 6, 2012 for Unit 2. The CPUC is required within 45 days of SCE's notice for a particular Unit to initiate an investigation to determine whether to remove from customer rates some or the entire revenue requirement associated with the portion of the facility that is out of service. From the initiation date of the investigation, such rates are collected subject to refund. Under Section 455.5 any determination to adjust rates is made after hearings are conducted in connection with the utility's next general rate case. If, after investigation and hearings, the costs associated with a Unit are disallowed recovery because it is out of service and the Unit is subsequently returned to service, rates may be readjusted to reflect that return to service after 100 continuous hours of operation.
In October 2012, in advance of SCE's required notification under Section 455.5, the CPUC issued an order instituting investigation ("OII") that will consolidate all San Onofre issues in related regulatory proceedings and consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, market power costs, capital and operations and maintenance costs, and seismic study costs. The order requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent included in rates, collected subject to refund. The order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the order, of all costs related to San Onofre from SCE's rates, with placement of those costs in a deferred debit account pending the return of one or both Units to useful service, or other possible action. SCE will file its response to the order by November 26, 2012. SCE must also file testimony by December 10, 2012 detailing proposed rate adjustments due to the outages, including the amount of San Onofre costs in current rates, the amount to be removed, if any, the effective date, and related information. A pre-hearing conference will be scheduled early in 2013 after the issuance of a Scoping Memo by the Assigned Commissioner.

In parallel with the order instituting investigation, the 2012 GRC proposed decision would, if adopted, require SCE to track San Onofre-related costs in a memorandum account subject to refund, beginning January 1, 2012. SCE would be required by January 30, 2013 to file an application for reasonableness review of these costs and the proposed decision would allow that application to be consolidated with other proceedings. The 2012 GRC proposed decision also approves expenditures incurred through 2011 for the high pressure turbine project, but disallows recovery for post-2011 expenditures associated with the project and directs SCE to record those costs in either the memorandum account or seek future rate recovery in the next GRC. SCE anticipates that the inter-relationship between the Section 455.5 process and the issues to be reviewed in the investigation or pursuant to a final decision in the GRC will be addressed by the CPUC as it continues to develop the scope of the issues to be consolidated within the investigation.
The steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. SCE's purchase contract with MHI states that MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions. In September 2012, SCE submitted an invoice to MHI for costs paid through June 30, 2012 in the amount of $45 million for both SCE's and the other co-owners' share of steam generator repair costs. SCE expects to continue to invoice MHI for costs incurred. No amounts have been recognized in the financial statements as of September 30, 2012.
San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of potential claims for loss recovery. In October 2012, SCE filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy. Pursuant to these proofs of loss SCE is seeking the weekly indemnity amounts provided under the policy for each Unit. Because the outage is ongoing, SCE will supplement these proofs of loss in the future. No amounts have been recognized in SCE's financial statements, pending further actions by NEIL. To the extent any costs are recovered under the outage policy, SCE expects to refund those amounts to ratepayers through the ERRA balancing account.
SCE will pursue recoveries arising from available agreements, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements.
CPSD Investigations
San Gabriel Valley Windstorm Investigation
In November 2011, a windstorm resulted in significant damage to SCE’s electric system and service outages for SCE customers primarily in the San Gabriel Valley. The CPUC directed its Consumer Protection and Safety Division (“CPSD”) to conduct an investigation focused on the cause of the outages, SCE’s service restoration effort, and SCE’s customer communications during the outages. The CPSD issued its preliminary report on February 1, 2012. The report asserts that SCE and others with whom SCE shares utility poles violated certain CPUC safety rules applicable to overhead line construction, maintenance and operation, which may have caused the failures of affected poles and supporting cables. The report also concludes that SCE’s restoration time was not adequate and makes other assertions. Additionally, the report contends that SCE violated CPUC rules by failing to preserve evidence relevant to the investigation when it did not retain damaged poles that were replaced following the windstorm. If the CPUC issues an OII regarding this matter and SCE is found to have violated any CPUC rules, it could face penalties. SCE is unable to estimate a possible loss or range of loss associated with any penalties that may be imposed by the CPUC on SCE.
The proposed decision in SCE’s 2012 GRC would direct SCE to, among other things, make an assessment of a representative sampling of its loaded poles to determine their conformance with current legal standards and report by January 31, 2013 on the results of this assessment. The cost of any large scale review of poles or other equipment for safety compliance, as well as any remediation measures required to assure compliance, could be significant.
Malibu Fire Order Instituting Investigation
Following a 2007 wildfire in Malibu, California, the CPUC issued an OII to determine if any statutes, CPUC general orders, rules or regulations were violated by SCE or telecomm providers (“OII Respondents”) that shared the use of three failed power poles in the wildfire area. The CPSD has alleged, among other things, that the poles were overloaded, that the OII Respondents violated the CPUC's rules governing the design, construction and inspection of poles and misled the CPUC during its investigation of the fire, and that SCE failed to preserve evidence relevant to the investigation. In October 2011, the CPSD proposed that the OII Respondents be assessed penalties of approximately $99 million, with SCE being allocated approximately $50 million of the total. SCE has denied the allegations and believes the proposed penalties are excessive. In September 2012, the CPUC approved a partial settlement between the CPSD and three telecomm providers, leaving SCE and a non-settling telecomm provider as the remaining respondents. The partial settlement did not resolve any of the claims against SCE or the remaining telecomm provider.
Four Corners New Source Review Litigation
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985-1986 and 2007-present, constituted plant “major modifications” and the plant's failure to obtain permits and install best available control technology ("BACT") violated the PSD requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2010, SCE entered into an agreement to sell its ownership interest in generating units 4 and 5 to APS. The sale is subject to certain closing conditions, including APS obtaining a long-term fuel supply agreement for the plant, and is expected to close no earlier than December 2012. Under the agreement SCE would remain responsible for its pro rata share of certain environmental liabilities, including penalties arising from environmental violations prior to the sale, but SCE would not be liable for any costs of installing BACT or other costs related to continuing or extending Four Corners operations. SCE is unable to estimate a possible loss or range of loss associated with this matter.
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
At September 30, 2012, SCE's recorded estimated minimum liability to remediate its 25 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) and 33 identified immaterial sites was $113 million (which includes $78 million related to San Onofre) and $3 million, respectively. Of the $116 million total environmental remediation liability, $113 million has been recorded as a regulatory asset. SCE expects to recover $31 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $82 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $185 million and $6 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for 2012 and in each of the next four years are expected to range from $7 million to $14 million. Costs incurred for the nine months ended September 30, 2012 and 2011 were $5 million and $9 million, respectively.
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
Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. On September 15, 2012, SCE's parent, Edison International, renewed its insurance coverage, which included coverage for SCE's wildfire liabilities up to a $550 million limit (with a self-insured retention of $10 million per wildfire occurrence). Various coverage limitations within the policies that make up the insurance coverage could result in additional self-insured costs in the event of multiple wildfire occurrences during the policy period (September 15, 2012 to August 31, 2013). SCE may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of SCE's insurance coverage.
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
In June 2012, the U.S. Court of Appeals for the D.C. Circuit dismissed the challenge by industry groups and some states to the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." In August 2012, states and industry groups challenging the rule filed a petition seeking to have the decision reviewed by the full District of Columbia Circuit.
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
In September 2012, a three-judge panel of the U.S Court of Appeals for the Ninth Circuit affirmed the dismissal of a case brought against SCE's parent company, Edison International, and other defendants, by the Alaskan Native Village of Kivalina. In October 2012, the plaintiffs requested a rehearing by a larger panel of Ninth Circuit judges.
Note 11.    Supplemental Cash Flows Information
SCE's supplemental cash flows information is:

	Nine months ended September 30,
(in millions)	2012	2011
Cash payments (receipts) for interest and taxes:
Interest – net of amounts capitalized	$394	$369
Tax refunds – net	(243)	(126)
Noncash investing and financing activities:
Details of debt exchange:
Pollution-control bonds redeemed	$—	$(86)
Pollution-control bonds issued	—	86
Dividends declared but not paid:
Preferred and preference stock	$6	$12
Accrued capital expenditures at September 30, 2012 and 2011 were $414 million and $362 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
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
Note 13.    Regulatory Assets and Liabilities
Regulatory Assets
Regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2012	December 31, 2011
Current:
Regulatory balancing accounts	$108	$223
Energy derivatives	161	264
Other	1	7
Total Current	270	494
Long-term:
Deferred income taxes – net	2,148	2,020
Pensions and other postretirement benefits	1,657	1,703
Energy derivatives	964	836
Unamortized investments - net	484	484
Unamortized loss on reacquired debt	233	249
Nuclear-related investment – net	145	156
Regulatory balancing accounts	102	69
Other	335	298
Total Long-term	6,068	5,815
Total Regulatory Assets	$6,338	$6,309
Regulatory Liabilities
Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2012	December 31, 2011
Current:
Regulatory balancing accounts	$478	$661
Other	15	9
Total Current	493	670
Long-term:
Costs of removal	2,745	2,697
Asset Retirement Obligations	1,378	1,105
Regulatory balancing accounts	1,119	864
Other	7	4
Total Long-term	5,249	4,670
Total Regulatory Liabilities	$5,742	$5,340

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
The following table sets forth amortized cost and fair value of the trust investments:

		Amortized Cost		Fair Value
(in millions)	Longest Maturity Dates	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Stocks	—	$957	$865	$2,227	$1,899
Municipal bonds	2054	520	625	654	756
U.S. government and agency securities	2042	526	516	589	580
Corporate bonds	2054	287	259	374	317
Short-term investments and receivables/payables	One-year	147	38	153	40
Total		$2,437	$2,303	$3,997	$3,592
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $428 million and $962 million for the three months ended September 30, 2012 and 2011, respectively, and $1.5 billion and $2.1 billion for the nine months ended September 30, 2012 and 2011, respectively. Unrealized holding gains, net of losses, were $1.6 billion and $1.3 billion at September 30, 2012 and December 31, 2011, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Balance at beginning of period	$3,810	$3,657	$3,592	$3,480
Gross realized gains	13	46	54	81
Gross realized losses	—	(5)	(5)	(5)
Unrealized gains (losses) – net	156	(305)	272	(199)
Other-than-temporary impairments	(7)	(22)	(30)	(35)
Interest, dividends, contributions and other	25	22	114	71
Balance at end of period	$3,997	$3,393	$3,997	$3,393
Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Note 15.    Other Income and Expenses
Other income and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Other income:
Equity allowance for funds used during construction	$23	$18	$71	$74
Increase in cash surrender value of life insurance policies	6	6	20	19
Other	7	2	12	10
Total other income	$36	$26	$103	$103
Other expenses:
Civic, political and related activities and donations	$5	$6	$22	$21
Other	4	4	14	14
Total other expenses	$9	$10	$36	$35
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

•
risk that Units 2 and/or Unit 3 at San Onofre may not recommence operations or may require extensive repairs or replacement of the steam generators; with the cost of the related outcome not being recoverable from SCE's supplier, insurance coverage or through regulatory processes;

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

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies;

•	potential for penalties or disallowances caused by non-compliance with applicable laws and regulations;

•	cost and availability of coal, natural gas, fuel oil, and nuclear fuel, and related transportation to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

•	cost and availability of emission credits or allowances for emission credits;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•	ability to provide sufficient collateral in support of hedging activities and power and fuel purchased;

•	risk that competing transmission systems will be built by merchant transmission providers in SCE's service area; and

•	weather conditions and natural disasters.
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
The MD&A for the three- and nine-month periods ended September 30, 2012 discusses material changes in the consolidated financial condition, results of operations and other developments of SCE since December 31, 2011 and as compared to the three- and nine-month periods ended September 30, 2011. This discussion presumes that the reader has read or has access to SCE's MD&A for the calendar year 2011 (the "year-ended 2011 MD&A"), which was included in the 2011 Form 10-K.
MANAGEMENT OVERVIEW
Highlights of Operating Results

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Core earnings	$363	$406	$(43)	$736	$838	$(102)
Non-core items	—	—	—	—	—	—
Net income available for common stock	$363	$406	$(43)	$736	$838	$(102)
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
SCE's 2012 core earnings decreased $43 million and $102 million for the quarter and year-to-date, respectively. Core earnings in both periods decreased primarily due to a delay in the 2012 CPUC General Rate Case decision as higher depreciation and net interest expenses are not being recovered in currently authorized revenue, as well as higher costs at San Onofre. SCE has incurred $48 million and $96 million of incremental steam generator inspection and repair costs related to outages at San Onofre for the quarter and year-to-date periods in 2012, respectively, and $30 million in severance costs. These costs were partially offset by other operations and maintenance cost reductions in both periods. The revenue requirement ultimately adopted by the CPUC will be retroactive to January 1, 2012.
2012 CPUC General Rate Case
As discussed in the year-ended 2011 MD&A, SCE's 2012 GRC application, which requested a 2012 base rate revenue requirement of $6.29 billion, has been under submission to the CPUC.
On October 19, 2012, the CPUC assigned administrative law judge issued a proposed decision, which, if adopted, would result in a 2012 base rate revenue requirement of $5.69 billion, a decrease of $601 million from SCE's requested revenue requirement, primarily related to decreases in operations and maintenance expenses with some plant-related capital reductions, including potential disallowances of recorded capital investments for specific projects. The proposed decision, if adopted, would result in an increase of approximately $400 million over currently authorized revenue. The proposed decision approves San Onofre costs subject to refund and reasonableness review and includes a requirement to track those costs in a memorandum account. See “—San Onofre” below for further information. The proposed decision also accepts SCE's requested rate-making treatment of tax repair deductions. See "SCE Notes to Consolidated Financial Statements—Note 7. Income Taxes" for further discussion.
The proposed decision would allow a post-test year ratemaking methodology that escalates capital additions by 3.05% for 2013 and 2.93% for 2014. It would also allow operations and maintenance expense to be escalated for 2013 and 2014 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology adopted in the proposed decision would result in a revenue requirement of $6.08 billion for 2013 and $6.43 billion for 2014.
SCE is currently recognizing revenue largely based on the 2011 authorized revenue requirement. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012.
SCE is required to file comments within 20 days of receiving the proposed decision. The final CPUC decision could result in material changes to the proposed decision. A final CPUC decision is expected by year-end.
2013 Cost of Capital Application
In June 2012, the CPUC issued an order in the 2013 Cost of Capital proceeding consolidating SCE's 2013 application with the three other California investor-owned utilities' applications and splitting the proceeding into two phases. The first phase will address the 2013 ratemaking capital structure and cost of capital for the utilities and contemplates a final decision in December 2012. The second phase will consider whether the current multi-year mechanism should be continued or modified. A final decision for the second phase is expected in April 2013.
SCE's 2013 cost of capital application, which was filed in April 2012, requested a ratemaking capital structure of 43% long-term debt, 9% preferred equity and 48% common equity consistent with the current capital structure. In October 2012, SCE submitted an update to its requested cost of capital further reducing its current cost of capital as follows: cost of long-term debt from 6.22% to 5.49%, authorized cost of preferred equity from 6.01% to 5.79% and authorized return on common equity from 11.5% to 11.1%. The application also requested the continuation of the current multi-year mechanism, which would have retained the authorized capital structure through 2015 with annual adjustments of the cost components if certain thresholds are reached.
San Onofre
Outage, Inspection and Repair Issues
As discussed in the 2011 Form 10-K, four replacement steam generators were installed at San Onofre Units 2 and 3 in 2010 and 2011, respectively. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. Unit 3 was safely taken off-line. At the time, San Onofre Unit 2 was off-line for a planned outage when areas of unexpected wear in some of its heat transfer tubes were found. Both Units have remained off-line for extensive inspections, testing and analysis of their steam generators. Each Unit will be restarted only when and if SCE determines that it is safe to do so and when start-up has been approved by the NRC pursuant to the terms of a Confirmatory Action Letter (“CAL”) issued by the NRC in March 2012. The CAL requires NRC permission to restart Unit 2 and Unit 3 and outlines actions SCE must complete before permission to restart either Unit may be sought. In October 2012, SCE submitted to the NRC a response to the CAL and restart plans for Unit 2 as described below.
Tube Leak and Repairs
The water leak in the Unit 3 steam generator was caused by excessive wear resulting from tube-to-tube contact in the area of the leak. During the inspection and testing of the Unit 3 steam generators, additional pressure tests of certain tubes were completed to determine the safety significance of the wear. Eight of the 129 tubes subjected to the additional tests failed the tests for structural integrity as a result of excessive wear, and the NRC was notified as required. The same areas were re-inspected in the Unit 2 steam generators using a more sensitive inspection method than had previously been employed, and similar wear from tube-to-tube contact was found on two tubes in one of the steam generators at wear levels below the detection capability of the initial inspection. Earlier tests performed on the Unit 2 steam generators during the planned outage additionally found levels of unexpected wear at points where some tubes were in contact with retainer bars of the tube support structure. Subsequent inspections on Unit 3 found similar tube-to-support structure wear.

As a result of these findings, SCE has plugged and removed from service all tubes showing excessive wear in each of the steam generators. In addition, SCE preventively plugged all tubes in contact with retainer bars or in the area of the tube bundles where tube-to-tube contact occurred. Each steam generator has over 9,700 heat transfer tubes and is designed to include sufficient tubes to accommodate a need to remove some from service for a variety of reasons, and the tubes that SCE has removed from service are within this margin.
A team of outside experts was assembled to assist SCE and Mitsubishi Heavy Industries, Inc. (“MHI”), the manufacturer of the steam generators, in the analysis of the causes of the tube-to-tube wear and potential remedial actions. As a result of their work, SCE understands that the tube-to-tube contact arises from excessive vibration of the tubes in certain areas of the steam generators. The excessive vibration that caused the tube-to-tube wear on Unit 3 resulted from a phenomenon called fluid elastic instability. This phenomenon arises from a combination of thermal hydraulic conditions (steam velocity and moisture content of the steam), and ineffectiveness of the tube supports in the areas where the vibration occurs. Unit 2 is susceptible to the same thermal hydraulic conditions as Unit 3, but the Unit 2 supports largely remained effective for the entire time that it operated as compared to Unit 3. This difference is likely the result of manufacturing differences between the pairs of steam generators in the two Units.
SCE's restart plans for Unit 2 and its response to the CAL are based on work done by engineering groups of three independent firms with expertise in steam generator design and manufacturing. Restart plans for only Unit 2 were submitted because of the extensive tube-to-tube wear in Unit 3, which was not experienced in Unit 2 (in which only one point of tube-to-tube wear between two tubes was identified). Using different methodologies, each independent outside engineering group concluded that it would be safe to restart Unit 2 and operate at a reduced power level (70%) for approximately five months, followed by a mid-cycle scheduled outage. The power level is being reduced to avoid the steam velocity and moisture content conditions that cause fluid elastic instability. The five month operating period is less than half the time Unit 3 operated and was validated by the independent experts as providing a safety margin to provide assurance of safe operation. In addition to these requirements, the restart plan covers repairs, corrective actions and operating parameters and also includes additional monitoring, detection and response activities.
Inasmuch as Unit 3 had much more tube-to-tube wear than Unit 2, it is not clear at this time whether Unit 3 will be able to restart without extensive additional repairs and corrective actions. Unit 3 will not restart this year and it is uncertain when or whether a restart plan will be submitted. The Unit 3 reactor is de-fueled and SCE is placing appropriate systems in a lay-up condition while analysis and testing continue. SCE is also engaged in the analysis of what repairs, if any, could be undertaken to restore the steam generators on both Units to their originally specified capabilities safely, but it has not determined what those repairs might be or whether the generators will need to be replaced for the Units to operate at their prior output levels. Each Unit will only be restarted when any necessary repairs and appropriate mitigation plans for that Unit are completed in accordance with the CAL, and the NRC and SCE are satisfied that it is safe to do so.
NRC Processes
The timing of restart of the Units will also be affected by the nature of and schedule for regulatory processes required by the NRC. There is no set or predetermined time period for approval of Unit 2's proposed restart, and, accordingly, there can be no assurance about the length of time the NRC may take to review SCE's request to restart or whether any such request would be granted in whole or in part.
The NRC will conduct one or more on-site inspections to verify that SCE has performed the actions described in the CAL response and will hold public meetings to discuss the CAL response as well as the results of the on-site inspections. There is no timeline for the NRC's review of the CAL response. It is also possible that one or more amendments to the NRC operating license for San Onofre might be required (whether or not as a prerequisite to return a Unit to safe operation). The NRC could also choose to impose additional processes and assessments that could result in significant costs or additional delay.
Following the failure of pressure tests on the eight tubes in Unit 3, the NRC launched an Augmented Inspection Team (“AIT”) to assess the tube failures and their causes, SCE's operation of the Units, and SCE's oversight of the design, fabrication, shipping, and construction process. In July 2012, the NRC issued a report providing the results of the AIT inspection. That report concluded that the replacement steam generators' design and configuration did not provide the necessary margin to prevent fluid elastic instability and that these deficiencies appear to be related to MHI's computer code used to model thermal hydraulic conditions in the steam generators. The report further stated that SCE was adequately pursuing the causes of the unexpected steam generator tube-to-tube degradation. The AIT report also identified a number of as-yet unresolved issues that are continuing to be examined. The unresolved issues include further evaluation of manufacturing differences between Unit 2 and Unit 3, with particular focus on the control of critical dimensions affecting the clearances between tubes and tube supports. The NRC will conduct subsequent inspections or reviews to determine what, if any, regulatory actions result from these unresolved items. Should the NRC find a deficiency in SCE's performance, SCE could be subject to additional NRC actions, and the findings could be taken into consideration in the CPUC regulatory proceedings described below.
CPUC Review
Under California Public Utilities Code Section 455.5, SCE is required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months (not including preplanned outages). SCE will provide such notice to the CPUC on November 1, 2012 for Unit 3 and expects to do so by December 6, 2012 for Unit 2. The CPUC is required within 45 days of SCE's notice for a particular Unit to initiate an investigation to determine whether to remove from customer rates some or the entire revenue requirement associated with the portion of the facility that is out of service. From the initiation date of the investigation, such rates are collected subject to refund. Under Section 455.5 any determination to adjust rates is made after hearings are conducted in connection with the utility's next general rate case. If, after investigation and hearings, the costs associated with a Unit are disallowed recovery because it is out of service and the Unit is subsequently returned to service, rates may be readjusted to reflect that return to service after 100 continuous hours of operation.
In October 2012, in advance of SCE's required notification under Section 455.5, the CPUC issued an order instituting investigation that will consolidate all San Onofre issues in related regulatory proceedings and consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, market power costs, capital and operations and maintenance costs, and seismic study costs. The order requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent included in rates, collected subject to refund. The order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the order, of all costs related to San Onofre from SCE's rates, with placement of those costs in a deferred debit account pending the return of one or both Units to useful service, or other possible action. SCE will file its response to the order by November 26, 2012. SCE must also file testimony by December 10, 2012 detailing proposed rate adjustments due to the outages, including the amount of San Onofre costs in current rates, the amount to be removed, if any, the effective date, and related information. A pre-hearing conference will be scheduled early in 2013 after the issuance of a Scoping Memo by the Assigned Commissioner.
In parallel with the order instituting investigation, the 2012 GRC proposed decision would, if adopted, require SCE to track San Onofre-related costs in a memorandum account subject to refund, beginning January 1, 2012. SCE would be required by January 30, 2013 to file an application for reasonableness review of these costs and the proposed decision would allow that application to be consolidated with other proceedings. The 2012 GRC proposed decision also approves expenditures incurred through 2011 for the high pressure turbine project, but disallows recovery for post-2011 expenditures associated with the project and directs SCE to record those costs in either the memorandum account or seek future rate recovery in the next GRC. SCE anticipates that the inter-relationship between the Section 455.5 process and the issues to be reviewed in the investigation or pursuant to a final decision in the GRC will be addressed by the CPUC as it continues to develop the scope of the issues to be consolidated within the investigation.

In addition to the amounts for inspection and repair and market power costs discussed below, SCE has collected through customer rates an estimated $625 million of revenue through third quarter 2012 (based on current authorized revenue requirements) associated with the plant. SCE's total 2012 San Onofre annual revenue requirement, including the 2012 GRC proposed decision, is approximately $820 million, made up of $170 million in refueling outage, nuclear fuel and decommissioning costs and $650 million for its direct operating and maintenance costs, depreciation and return on its investment in San Onofre Unit 2, Unit 3 and related common plant. At September 30, 2012, SCE's rate base and net investment associated with San Onofre were as set forth in the following table:

(in millions)	Unit 2	Unit 3	Common Plant	Total
Net investment
Net plant in service	$593	$418	$261	$1,272
Materials and supplies	—	—	99	99
Construction work in progress	77	141	76	294
Nuclear fuel	153	212	101	466
Net investment	$823	$771	$537	$2,131

Rate base
Net plant in service	$593	$418	$261	$1,272
Materials and supplies	—	—	99	99
Accumulated deferred income taxes	(95)	(45)	(66)	(206)
Amounts in rate base	$498	$373	$294	$1,165
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million after adjustment for inflation) for SCE's 78.21% share of San Onofre to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $594 million through September 30, 2012 on the steam generator replacement project, including $95 million reflected in construction work in progress primarily related to the disposal of the replaced steam generators. Those expenditures remain subject to CPUC reasonableness review. Final costs for the project will not be known until after disposal of the original steam generators is completed.
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre are being purchased in the market by SCE (commencing on February 1 for Unit 3 and March 5 for Unit 2). Market costs through September 30, 2012 were approximately $221 million, net of avoided nuclear fuel costs, and are recoverable through the ERRA balancing account subject to CPUC reasonableness review. Because of the uncertainties associated with when and at what output levels the Units will or may be returned to service, total potential market power costs cannot be estimated at this time.
Through September 2012, SCE's share of incremental inspection and repair costs totaled $96 million for both Units. At September 30, 2012, the repairs to restart Unit 2 at the reduced power levels described above have been substantially completed. The costs for Unit 2 may increase following NRC review under the CAL and any new developments that may result from further analysis, testing and inspection, and there is no assurance that start-up of Unit 2 will occur as described above. Total incremental repair costs associated with returning Unit 3 to service, and returning both Units to service at originally specified capabilities safely, remain uncertain.
Contractual Matters
The steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. SCE's purchase contract with MHI states that MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions. In September 2012, SCE submitted an invoice to MHI for costs paid through June 30, 2012 in the amount of $45 million for both SCE's and the other co-owners' share of steam generator repair costs. SCE expects to continue to invoice MHI for costs incurred. No amounts have been recognized in the financial statements as of September 30, 2012.

San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of potential claims for loss recovery. The property damage policy (including excess coverage) provides insurance for certain costs and expenses resulting from “Accidental Property Damage” with a $2.5 million deductible and a $2.75 billion limit of liability. After a twelve week deductible period, the outage policy provides insurance for an outage caused by “Accidental Property Damage” of up to $3.5 million per week for each Unit (or $2.8 million per Unit per week if both Units are out because of the same "Accident"), with a $490 million limit for each Unit ($392 million each if both Units are out because of the same "Accident"). The NEIL policies have a number of exclusions and limitations that may reduce or eliminate coverage. For instance, coverage may be reduced or excluded if it is determined that the outage resulted from any condition which develops, progresses or changes over time, or from wear and tear. Further, costs to "make good" faulty workmanship or design and amounts collectible from third parties are excluded from the property damage policy. Proof of loss must be submitted within 12 months of the Accidental Property Damage under the property damage insurance and within 12 months of the end of the outage under the outage policy. In October 2012, SCE filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy. Pursuant to these proofs of loss SCE is seeking the weekly indemnity amounts provided under the policy for each Unit. Because the outage is ongoing, SCE will supplement these proofs of loss in the future. No amounts have been recognized in SCE's financial statements, pending further actions by NEIL. To the extent any costs are recovered under the outage policy, SCE expects to refund those amounts to ratepayers through the ERRA balancing account. For further information, see "SCE Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
SCE will pursue recoveries arising from available agreements, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements.
CAISO Summer Readiness Planning
In addition to providing up to 2,200 MW of electric power, San Onofre also provides significant reliability support to the electric grid, including support for grid voltage and stability. SCE continues to work with the CAISO to maintain grid reliability for summer 2013 and beyond while the San Onofre Units are out of service. SCE is supporting CAISO in its negotiations to obtain local grid voltage support. SCE has also accelerated certain transmission projects and will expand its demand response programs to help maintain grid reliability. The majority of these efforts are projects that are already included in SCE's capital expenditure plan, but their timing has been accelerated. In addition, SCE has proposed to the CAISO projects such as transmission line reconfiguration and installation of equipment to support voltage and stability. The projects, if approved could result in additional capital expenditures from $100 million to $125 million over the period 2013 – 2015.
Workforce Reduction
In August 2012, SCE announced plans for downsizing to bring the San Onofre organization and cost structure in line with industry peers. SCE plans to reduce the San Onofre workforce by 730 employees to 1,500 employees beginning in the fourth quarter of 2012 and continuing in 2013. At September 30, 2012, SCE had recorded $30 million in estimated cash severance costs (SCE's share) related to the non-represented employee workforce reduction.
Capital Program
During the first nine months of 2012, SCE's capital investment program focused on maintaining reliability and expanding the capability of SCE's transmission and distribution system; upgrading and constructing new transmission lines and substations; installing digital meters; and replacing generation asset equipment. Total capital expenditures (including accruals) were $2.6 billion during the first nine months of 2012 compared to $2.5 billion during the same period in 2011. SCE expects that 2012 capital expenditures will be below the lower end of the previously projected $4.4 billion to $5.0 billion range due to the delay in the GRC decision, the delay related to the Tehachapi Project and outages at San Onofre. However, SCE continues to project that 2012 – 2014 total capital expenditures will be in the range of $11.8 billion to $13.2 billion. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; outcome of the San Onofre mitigation plans; and other factors.

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
During the first nine months of 2012, pending the outcome of the 2012 GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement included in customer rates. This has resulted in a decrease in net income as higher depreciation and net interest expenses are not being recovered in currently authorized revenue. A GRC memorandum account has been established for SCE, which will make the 2012 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2012. Recognition of the revenue for the period January 1, 2012 through the date of a final decision, as well as any delays in certain expenditures and changes in authorized treatment of specific costs, will impact the timing of earnings in 2012 (see "Management Overview—2012 CPUC General Rate Case" for further discussion).
Three Months Ended September 30, 2012 versus September 30, 2011

	Three months ended September 30, 2012			Three months ended September 30, 2011
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,754	$1,977	$3,731	$1,759	$1,627	$3,386
Fuel and purchased power	—	1,694	1,694	—	1,374	1,374
Operations and maintenance	623	283	906	566	253	819
Depreciation decommissioning and amortization	399	—	399	358	—	358
Property taxes and other	73	—	73	71	—	71
Total operating expenses	1,095	1,977	3,072	995	1,627	2,622
Operating income	659	—	659	764	—	764
Net interest expense and other	(95)	—	(95)	(98)	—	(98)
Income before income taxes	564	—	564	666	—	666
Income tax expense	176	—	176	245	—	245
Net income	388	—	388	421	—	421
Dividends on preferred and preference stock	25	—	25	15	—	15
Net income available for common stock	$363	$—	$363	$406	$—	$406
Core Earnings[1]			$363			$406
Non-Core Earnings			—			—
Total SCE GAAP Earnings			$363			$406

[1]	See use of Non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
Utility earning activities were primarily affected by the following:

•
Higher operations and maintenance expense of $57 million was primarily due to increased costs at San Onofre, including $48 million related to the steam generator inspection and repair at San Onofre and $30 million of estimated cash severance costs related to the planned San Onofre reduction in workforce; partially offset by lower operations and maintenance expenses. These increases were partially offset by EdisonSmartConnect® benefits realized and other cost savings and timing of expenses.

•
Higher depreciation, decommissioning and amortization expense of $41 million was primarily related to increased generation, transmission and distribution investments, including capitalized software costs.

•	Lower income taxes due to lower pre-tax income. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends of $10 million related to new issuances in 2012.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $320 million was primarily driven by the cost to replace CDWR contracts that expired in 2011, which were not previously recorded as an SCE cost but which were included as a separate component on customer bills (see "—Supplemental Operating Revenue Information" below) and $104 million of market costs net of lower nuclear fuel costs related to the outage at San Onofre in 2012 (see "Management Overview—San Onofre" for further information). These increases were partially offset by lower power prices in 2012.

•	Higher operations and maintenance expense of $30 million was primarily due to increased energy efficiency program costs.
Nine Months Ended September 30, 2012 versus September 30, 2011

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$4,670	$4,124	$8,794	$4,596	$3,467	$8,063
Fuel and purchased power	—	3,269	3,269	—	2,691	2,691
Operations and maintenance	1,774	848	2,622	1,675	775	2,450
Depreciation decommissioning and amortization	1,187	—	1,187	1,058	—	1,058
Property taxes and other	227	2	229	216	1	217
Total operating expenses	3,188	4,119	7,307	2,949	3,467	6,416
Operating income	1,482	5	1,487	1,647	—	1,647
Net interest expense and other	(296)	(5)	(301)	(269)	—	(269)
Income before income taxes	1,186	—	1,186	1,378	—	1,378
Income tax expense	384	—	384	496	—	496
Net income	802	—	802	882	—	882
Dividends on preferred and preference stock	66	—	66	44	—	44
Net income available for common stock	$736	$—	$736	$838	$—	$838
Core Earnings[1]			$736			$838
Non-Core Earnings			—			—
Total SCE GAAP Earnings			$736			$838

[1]	See use of Non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
Utility earning activities were primarily affected by the following:

•
Higher operating revenue of $74 million was primarily due to $80 million of increased revenue related to authorized CPUC projects not included in SCE's GRC process, including the EdisonSmartConnect® project and the Solar Photovoltaic project (approximately $65 million primarily recovered operations and maintenance and depreciation expense associated with the related CPUC projects). The change in revenue also reflects revenue recognized in 2012 related to the San Onofre Unit 2 scheduled outage costs. In December 2011, the CPUC authorized revenue requirements for 2012 refueling outages for San Onofre. These increases were partially offset by decreases in other operating revenue.

•
Higher operation and maintenance expense of $99 million was primarily due to increased costs at San Onofre, including $96 million of costs related to the steam generator inspection and repair as well as $35 million related to the 2012 San Onofre Unit 2 scheduled maintenance and refueling outage and $30 million of estimated cash severance costs related to the planned San Onofre reduction in workforce (see "Management Overview—San Onofre" for further information); partially offset by lower operations and maintenance expenses. These increases were partially offset by EdisonSmartConnect® benefits realized and other cost savings and timing of expenses.

•
Higher depreciation, decommissioning and amortization expense of $129 million was primarily related to increased generation, transmission and distribution investments, including capitalized software costs and CPUC capital-related projects discussed above.

•	Higher net interest expense and other of $27 million was primarily due to higher outstanding balances on long-term debt.

•	Lower income taxes due to lower pre-tax income. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends of $22 million related to new issuances in 2012.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $578 million was primarily driven by the cost to replace CDWR contracts that expired in 2011, which were not previously recorded as an SCE cost but which were included as a separate component on customer bills (see "—Supplemental Operating Revenue Information" below) and $221 million of market costs net of lower nuclear fuel costs related to the San Onofre outage in 2012 (see "Management Overview—San Onofre" for further information). These increases were partially offset by lower power prices in 2012.

•	Higher operation and maintenance expense of $73 million was primarily due to increased pension contributions.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $3.7 billion and $8.7 billion for the three- and nine-month periods ended September 30, 2012, respectively, compared to $3.3 billion and $7.8 billion for the respective periods in 2011. The increase in revenue reflects:

•
A sales volume increase of $677 million and $1.4 billion for the three- and nine-month periods, respectively, primarily due to SCE providing power that was previously provided by CDWR contracts which expired in 2011. Prior to 2012, SCE remitted to CDWR and did not recognize as revenue the amounts that SCE billed and collected from its customers for the portion of electric power purchased and sold by the CDWR to SCE's customers.

•
A rate decrease of $294 million and $502 million for the three- and nine-month periods, respectively, resulting from rate adjustments in June 2011 and August 2012, primarily reflecting lower forecasted fuel and purchased power costs and refunds to customers of overcollected fuel and power procurement-related costs.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process" in the 2011 Form 10-K).
Due to warmer weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than other quarters.

Income Taxes
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Income before income taxes	$564	$666	$1,186	$1,378
Provision for income tax at federal statutory rate of 35%	197	233	415	482
Increase (decrease) in income tax from:
State tax – net of federal benefit	10	31	30	61
Property-related	(19)	(18)	(39)	(38)
Other	(12)	(1)	(22)	(9)
Total income tax expense	$176	$245	$384	$496
Effective tax rate	31%	37%	32%	36%
State income taxes were lower for both the three- and nine-month periods ended September 30, 2012 due to lower pre-tax income and higher benefits related to depreciation, cost of removal and repair deductions, including additional tax deductions reflected in SCE's 2011 tax returns.
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
Available Liquidity
During the second quarter of 2012, SCE replaced its existing credit facilities scheduled to mature in early 2013 with a new $2.75 billion five-year revolving credit facility that matures May 2017. The following table summarizes the status of the SCE credit facility at September 30, 2012:

(in millions)	Credit Facilities
Commitment	$2,750
Outstanding commercial paper supported by credit facilities	(380)
Outstanding letters of credit	(196)
Amount available	$2,174
Debt Covenant
SCE has a debt covenant in its credit facility that limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2012, SCE's debt to total capitalization ratio was 0.46 to 1.

Capital Investment Plan
Transmission Projects - Tehachapi Project
As discussed in the year-ended 2011 MD&A, the CPUC requested that SCE provide information on potential new options for a portion of the Tehachapi Project, including traversing a state park, changing the nature of some of the towers and undergrounding lines. In July 2012, the Assigned Commissioner issued a ruling requesting SCE to further study and provide more detailed information by the end of February 2013 on two identified undergrounding options for a portion of the project. The ruling set forth a schedule for interested parties to also provide further information, briefing by all parties and evidentiary hearings. The order states that the construction of the affected portion of the project shall remain deferred until the CPUC makes a final determination regarding the options. Adoption of either of the two undergrounding options could create significant additional costs and delay the completion of the project. SCE is required to file revised cost estimates with the CPUC by the end of February 2013. As with all transmission investments, cost recovery will be subject to future rate proceedings.
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
In September 2012, SCE filed its proposed formula rate update with the FERC. SCE's proposed request would implement a 2013 transmission revenue requirement of $900 million, representing an increase of $178 million or 25% over the 2012 revenue requirement. The increase is primarily due to higher FERC rate base from transmission investments, including projects under construction. Consistent with SCE's proposed formula rate methodology, the proposed revenue requirement utilizes the 2012 FERC authorized base ROE discussed above, which remains subject to refund and the ongoing settlement negotiations.
The formula rate mechanism, including the base ROE, is subject to final resolution as part of the settlement process or, if a settlement is not achieved, to determination by FERC in a litigated process. SCE and the other parties to the proceeding continue to engage in settlement negotiations.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. In SCE's most recent cost of capital proceeding, the CPUC set an authorized capital structure for SCE which included a common equity component of 48%. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% authorized level on a 13-month weighted average basis. At September 30, 2012, SCE's 13-month weighted-average common equity component of total capitalization was 48.9% resulting in the capacity to pay $175 million in additional dividends to Edison International. During the first nine months of 2012, SCE made $349 million in dividend payments to its parent, Edison International.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at September 30, 2012, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of September 30, 2012.

(in millions)
Collateral posted as of September 30, 2012[1]	$249
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	64
Posted and potential collateral requirements[2]	$313

[1]
Collateral provided to counterparties and other brokers consisted of $44 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $9 million of cash reflected in "Other current assets" on the consolidated balance sheets and $196 million in letters of credit.

[2]
Total posted and potential collateral requirements may increase by $14 million based on SCE's forward positions as of September 30, 2012 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Workers Compensation Self-Insurance Fund
For a discussion of potential collateral requirements related to its self-insured workers compensation plan, refer to "Liquidity and Capital Resources—Workers Compensation Self-Insurance Fund" in the year ended 2011 MD&A.
Historical Consolidated Cash Flows
The table below sets forth condensed historical cash flow information for SCE.

	Nine months ended September 30,
(in millions)	2012	2011
Net cash provided by operating activities	$2,656	$2,272
Net cash provided by financing activities	636	672
Net cash used by investing activities	(3,259)	(3,136)
Net increase (decrease) in cash and cash equivalents	$33	$(192)
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $384 million in the first nine months of 2012 compared to the same period in 2011. The increase in cash flows provided by operating activities was primarily due to higher net tax receipts in 2012, the impact of higher costs at San Onofre and the timing of cash receipts and disbursements related to working capital items.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the nine months ended September 30, 2012 and 2011. Issuances of debt and preference stock are discussed in "SCE Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "Note 12. Preferred and Preference Stock."

	Nine months ended September 30,
(in millions)	2012	2011
Issuances of first and refunding mortgage bonds, net	$391	$492
Net issuances of commercial paper[1]	(45)	550
Issuances of preference stock, net	804	123
Payments of common stock dividends to Edison International	(349)	(345)
Redemptions of preference stock	(75)	—
Bonds purchased	—	(86)
Payments of preferred and preference stock dividends	(62)	(43)
Other	(28)	(19)
Net cash provided by financing activities	$636	$672

[1]	Issuances of commercial paper are supported by SCE's credit facility.
The timing and amount of SCE's financing activities are largely driven by its capital program.
Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $3.1 billion and $3.0 billion for the nine months ended September 30, 2012 and 2011, respectively (see "Liquidity and Capital Resources—Capital Investment Plan" in the year-ended 2011 MD&A for further information on capital expenditures). Net purchases of nuclear decommissioning trust investments and other were $164 million and $146 million for the nine months ended September 30, 2012 and 2011, respectively.
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
Environmental Remediation
As of September 30, 2012, SCE had identified 25 material sites for remediation and recorded an estimated minimum liability of $113 million. SCE expects to recover 90% of its remediation costs at certain sites. See "SCE Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" for further discussion.
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

Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate SCE's exposure to commodity price risk was a net liability of $1.0 billion and $936 million at September 30, 2012 and December 31, 2011, respectively. To the extent San Onofre Unit 2 and Unit 3 are not operating, SCE may be exposed to market prices associated with replacement power costs. SCE's hedging program has taken this exposure into consideration and has entered into forward contracts to address projected market price variability. For further discussion of fair value measurements and the fair value hierarchy, see "SCE Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. As of September 30, 2012, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	September 30, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$101	$—	$101
Not rated[3]	5	(1)	4
Total	$106	$(1)	$105

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
SCE's management, under the supervision and with the participation of the company's President and Chief Financial Officer, has evaluated the effectiveness of SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the third quarter of
2012. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the third quarter of 2012, SCE's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in SCE's internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, SCE's internal control over financial reporting.
Jointly Owned Utility Plant
SCE's scope of evaluation of internal control over financial reporting includes its Jointly Owned Utility Projects.
PART II.     OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
None.
ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1
Edison International 2008 Director Deferred Compensation Plan, as amended and restated effective October 25, 2012 (File No. 1-9936, filed as Exhibit 10.1 to Edison International Form 10-Q for the quarter ended September 30, 2012)*

10.2
Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective October 24, 2012 (File No. 1-9936, filed as Exhibit 10.2 to Edison International Form 10-Q for the quarter ended September 30, 2012)*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Statement Pursuant to 18 U.S.C. Section 1350

101
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

______________________________________

*	Incorporated by reference pursuant to Rule 12b-32.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Chris C. Dominski
Chris C. Dominski Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)
Date: November 1, 2012