Form 10-K
period 2012-12-31
SOUTHERN CALIFORNIA EDISON CO; EDISON INTERNATIONAL
filed 2013-02-26
CIK 92103, 827052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue (P.O. Box 976) Rosemead, California 91770 (Address of principal executive offices)	2244 Walnut Grove Avenue (P.O. Box 800) Rosemead, California 91770 (Address of principal executive offices)
(626) 302-2222 (Registrant's telephone number, including area code)	(626) 302-1212 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Edison International: Common Stock, no par value	NYSE LLC
Southern California Edison Company: Cumulative Preferred Stock	NYSE MKT LLC
4.08% Series, 4.24% Series, 4.32% Series, 4.78% Series

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Edison International        Yes ☑ No ☐    Southern California Edison Company        Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Edison International        Yes ☐ No ☑    Southern California Edison Company        Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Edison International        Yes ☑ No ☐    Southern California Edison Company        Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Edison International        Yes ☑ No ☐    Southern California Edison Company        Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Edison International        ☑        Southern California Edison Company        ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-12 of the Exchange Act. (Check One):

Edison International	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Southern California Edison Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Edison International        Yes ☐ No ☑    Southern California Edison Company        Yes ☐ No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2012, the last business day of the most recently completed second fiscal quarter:
Edison International    Approximately $15 billion    Southern California Edison Company    Wholly owned by Edison International

Common Stock outstanding as of February 22, 2013:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares (wholly owned by Edison International)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents listed below have been incorporated by reference into the parts of this report so indicated.
(1) Designated portions of the Proxy Statement relating to registrant's joint 2013 Annual Meeting of Shareholders              Part I

i

This is a combined Form 10-K separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2012 Form 10-K	Edison International's Annual Report on Form 10-K for the year-ended December 31, 2012
2010 Tax Relief Act	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
Bcf	billion cubic feet
Big 4	Kern River, Midway-Sunset, Sycamore and Watson natural gas power projects
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
Competitive Businesses	competitive businesses related to the delivery and use of electricity
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EPS	earnings per share
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
Global Settlement
A settlement between Edison International and the IRS that resolved federal tax disputes related to Edison Capital's cross-border, leveraged leases through 2009, and all other outstanding federal tax disputes and affirmative claims for tax years 1986 through 2002 and related matters with state tax authorities.

GRC	general rate case
GWh	gigawatt-hours
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc.
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MW	megawatts

v

MWh	megawatt-hours
NAAQS	national ambient air quality standards
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NRC	Nuclear Regulatory Commission
NSR	New Source Review
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
Petition Date	December 17, 2012 (date on which EME and certain wholly-owned subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code)
PG&E	Pacific Gas & Electric Company
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
ROE	return on equity
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company
SCR	selective catalytic reduction equipment
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
Settlement Transaction	Certain transactions related to EME's Chapter 11 bankruptcy filing that the parties to the Support Agreement have by virtue of that agreement agreed to further document and support
Support Agreement	Transaction Support Agreement dated as of December 16, 2012 by and among Edison Mission Energy, Edison International and the Noteholders named therein
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

(This page has been left blank intentionally.)

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to:

•	cost of capital and the ability of Edison International or its subsidiaries to borrow funds and access the capital markets on reasonable terms;

•	ability of SCE to recover its costs in a timely manner from its customers through regulated rates;

•	decisions and other actions by the CPUC, the FERC and other regulatory authorities and delays in regulatory actions;

•	possible customer bypass or departure due to technological advancements or cumulative rate impacts that make self-generation or use of alternative energy sources economically viable;

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

•
risk that Unit 2 and/or Unit 3 at San Onofre may not recommence operations or may require extensive repairs or replacement of the steam generators; with the cost of the related outcome not being recoverable from SCE's supplier, insurance coverage or through regulatory processes;

•
cost and availability of electricity, including the ability to procure sufficient resources to meet expected customer needs to replace power and voltage support that would have been provided by San Onofre but for the current outage or in the event of other power plant outages or significant counterparty defaults under power-purchase agreements;

•
environmental laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect the cost and manner of doing business;

•
failure of the Bankruptcy Court to approve the Settlement Transaction related to the EME bankruptcy, which would impact the anticipated benefits to Edison International from the Settlement Transaction;

•	changes in the fair value of investments and other assets;

•	changes in interest rates and rates of inflation, including escalation rates, which may be adjusted by public utility regulators;

•
governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market and price mitigation strategies adopted by the California Independent System Operator, Regional Transmission Organizations, and adjoining regions;

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

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies;

•	potential for penalties or disallowances caused by non-compliance with applicable laws and regulations;

•	cost and availability of fuel for generating facilities and related transportation to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

•	cost and availability of emission credits or allowances for emission credits;

•	transmission congestion in and to each market area and the resulting differences in prices between delivery points;

•	ability to provide sufficient collateral in support of hedging activities and power and fuel purchased;

•	risk that competing transmission systems will be built by merchant transmission providers in SCE's service area; and

•	weather conditions and natural disasters.
See "Risk Factors" in Part I, Item 1A of this report for additional information on risks and uncertainties that could cause results to differ from those currently expected or that otherwise could impact Edison International, SCE or their subsidiaries.
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report. Readers are urged to read this entire report, including the information incorporated by reference, and carefully consider the risks, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC.
Except when otherwise stated, references to each of Edison International, SCE, EMG, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated non-utility subsidiaries.

PART I
ITEM 1.    BUSINESS
INTRODUCTION
Edison International was incorporated on April 20, 1987, under the laws of the State of California for the purpose of becoming the parent holding company of SCE, a California public utility corporation, and subsidiaries that are competitive businesses related to the delivery or use of electricity (the "Competitive Businesses"). As a holding company, Edison International's progress and outlook are dependent on developments at its operating subsidiaries.
The principal executive offices of Edison International and SCE are located at 2244 Walnut Grove Avenue, P.O. Box 976, Rosemead, California 91770, and the telephone numbers are (626) 302-2222 for Edison International and (626) 302-1212 for SCE.
This is a combined Annual Report on Form 10-K for Edison International and SCE. Edison International and SCE make available at www.edisoninvestor.com: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after Edison International and SCE electronically file such material with, or furnishes it to, the SEC. Such reports are also available on the SEC's internet website at www.sec.gov. The information contained on, or connected to, the Edison investor website is not incorporated by reference into this report.
Subsidiaries of Edison International
SCE is an investor-owned public utility primarily engaged in the business of supplying electricity to an approximately 50,000 square-mile area of southern California. The SCE service territory contains a population of nearly 14 million people and SCE serves the population through approximately 5 million customer accounts. In 2012, SCE's total operating revenue of $11.9 billion was derived as follows: 41.4% commercial customers, 42.2% residential customers, 5.5% industrial customers, 0.5% resale sales, 5.2% public authorities, and 5.2% agricultural and other customers. Sources of energy to serve SCE's customers during 2012 were approximately: 75% purchased power and 25% SCE-owned generation.
Prior to December 17, 2012, Edison International had a competitive power generation segment (EMG), the majority of which consisted of its indirectly, wholly-owned subsidiary, EME. EME is a holding company with subsidiaries and affiliates engaged in the business of developing, acquiring, owning or leasing, operating and selling energy and capacity from independent power production facilities. On December 17, 2012 (the "Petition Date"), EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The EME companies that filed for bankruptcy retained control of their assets and are authorized to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court. The factors that led EME and certain of its wholly owned subsidiaries to take this action are discussed in the MD&A and in Note 17 of Item 8. Notes to Consolidated Financial Statements. As a result of the bankruptcy filing and beginning on the Petition Date, Edison International determined that it no longer retains significant influence over EME and accordingly, EME's results of operations are no longer consolidated with those of Edison International. Additionally, EME's results of operations prior to December 17, 2012 and for prior periods, are reflected as discontinued operations in the consolidated financial statements and Edison International now accounts for its investment in EME using the cost method of accounting prospectively.
EME, Edison International and certain of EME's senior unsecured noteholders have entered into a Transaction Support Agreement dated December 16, 2012 (the “Support Agreement”) in which each party agrees, subject to certain conditions, to further document and support Bankruptcy Court approval of certain transactions (collectively, the “Settlement Transaction”), including Edison International's ceasing to have any continuing ownership interest in EME following effectiveness of a plan of reorganization. For further information regarding the Support Agreement and Settlement Transaction, see "Management Overview—EME Chapter 11 Bankruptcy Filing" in the MD&A.
Edison International continues to see merit in the ownership and operation of Competitive Businesses as a matter of corporate strategy and is exploring business ventures in a number of areas related to the provision of electric power and infrastructure, including distributed generation, electrification of transportation, water purification, and power management services to the commercial and industrial sector. Edison International has several subsidiaries that have been formed to hold assets, equity interests and businesses in emerging sectors of the electricity industry. To date, the holdings of these subsidiaries are not material for financial reporting purposes.

Regulation of Edison International as a Holding Company
Edison International and its subsidiaries are subject to extensive regulation. As a public utility holding company, Edison International is subject to the Public Utility Holding Company Act. The Public Utility Holding Company Act primarily obligates Edison International and its utility subsidiaries to provide access to their books and records to the FERC and the CPUC for ratemaking purposes.
Edison International is not a public utility and its capital structure is not regulated by the CPUC. The 1988 CPUC decision authorizing SCE to reorganize into a holding company structure, however, contains certain obligations on Edison International and its affiliates. These obligations include a requirement that SCE's dividend policy shall continue to be established by SCE's Board of Directors as though SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's service obligations, shall receive first priority from the Boards of Directors of Edison International and SCE. The CPUC has also promulgated Affiliate Transaction Rules, which, among other requirements, prohibit holding companies from (1) being used as a conduit to provide non-public information to a utility's affiliate and (2) causing or abetting a utility's violation of the rules, including providing preferential treatment to affiliates.
Employees
At December 31, 2012, Edison International and its consolidated subsidiaries had an aggregate of 16,593 full-time employees, 16,515 of which are full-time employees at SCE.
Insurance
Edison International maintains a property and casualty insurance program for itself and its subsidiaries and excess liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations. These policies are subject to specific retentions, sub-limits and deductibles, which are comparable to those carried by other utility and electric generating companies of similar size. SCE also has separate insurance programs for nuclear property and liability, workers compensation and solar rooftop construction. For further information on nuclear and wildfire insurance, see "Item 8. Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
SOUTHERN CALIFORNIA EDISON COMPANY
Regulation
CPUC
The CPUC has the authority to regulate, among other things, retail rates, energy purchases on behalf of retail customers, rate of return, issuance of securities, disposition of utility assets and facilities, oversight of nuclear decommissioning funding and costs, and aspects of the transmission system planning, site identification and construction.
FERC
The FERC has the authority to regulate wholesale rates as well as other matters, including unbundled transmission service pricing, accounting practices, and licensing of hydroelectric projects. The FERC also has jurisdiction over a portion of the retail rates and associated rate design.
NERC
The FERC assigned administrative responsibility to the NERC to establish and enforce reliability standards and critical infrastructure protection standards, which protect the bulk power system against potential disruptions from cyber and physical security breaches. The critical infrastructure protection standards focus on controlling access to critical physical and cyber security assets. Compliance with these standards is mandatory. The maximum penalty that may be levied for violating a NERC reliability or critical infrastructure protection standard is $1 million per violation, per day.
SCE has a formal cyber security program that is staffed and has a dedicated budget. The program covers SCE's information technology systems as well as supervisory control and data acquisition systems for the electric grid. Program staff is engaged with industry groups as well as public-private initiatives to reduce risk and to strengthen the security and reliability of SCE's systems and infrastructure. The program is also engaged in the protection of SCE's customer information.
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
CEC
The construction, planning, and project site identification of SCE's power plants (excluding solar and hydro plants) of 50 MW or greater within California are subject to the jurisdiction of the CEC. The CEC is also responsible for forecasting future energy needs. These forecasts are used by the CPUC in determining the adequacy of SCE's electricity procurement plans.
Nuclear Power Plant Regulation
SCE is subject to the jurisdiction of the NRC with respect to the safety of its San Onofre and Palo Verde Nuclear Generating Stations. The NRC regulates commercial nuclear power plants through licensing, oversight and inspection, performance assessment, and enforcement of its requirements. For further information, see "Management Overview—San Onofre Outage, Inspection and Repair Issues" in the MD&A.
Operating License Renewal
In April 2011, the NRC extended the operating license for Palo Verde Operating Units 1, 2 and 3 for an additional 20 years, to 2045, 2046 and 2047, respectively. San Onofre's current operating licenses for Units 2 and 3 will expire in 2022. The NRC's review of a license renewal application typically takes three to five years. Prior to filing a license renewal application at the NRC, SCE would make an application to the CPUC to demonstrate the cost effectiveness of continuing operations at San Onofre and to seek authority to recover the cost of seeking a license renewal at the NRC and pursuing approvals from other state and federal agencies, such as the Department of the Navy and the California Coastal Commission. SCE has made no decision to seek license renewal or to file an application for cost recovery at the CPUC. If SCE were to choose not to pursue license renewal or if SCE' efforts to obtain license renewal were not successful, SCE will need to determine what generation and transmission alternatives would need to be made available to replace the capacity, energy, and grid reliability benefits that SCE's customers now receive from San Onofre by the time San Onofre ceases generating electricity. Should SCE decide to pursue a license renewal for San Onofre, SCE will likely need to simultaneously consider generation and transmission alternatives given the long lead times for the NRC to approve a license renewal and to site, permit and construct new generation and transmission facilities. The costs of these alternatives could be substantial. SCE completed several transmission upgrades to ensure grid reliability with San Onofre not operating during the summer of 2012 and is currently pursuing additional transmission upgrades should San Onofre not operate during the summer of 2013.
Overview of Ratemaking Process
CPUC
Revenue authorized by the CPUC through triennial GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as “rate base”). The CPUC sets an annual revenue requirement for the base year which is made up of the operation and maintenance costs, taxes and a return consistent with the capital structure (discussed below). The return is established by multiplying an authorized rate of return, determined in separate cost of capital proceedings, by SCE's authorized CPUC rate base. In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the base year, the revenue requirements for the remaining two years are set by a methodology established in the GRC proceeding, which generally, among other items, includes annual allowances for escalation in operation and maintenance costs, additional changes in capital-related investments and the recovery for expected nuclear refueling outages.
SCE's authorized revenue requirements for 2009, 2010, and 2011 were $4.8 billion, $5.0 billion, and $5.3 billion, respectively. In November 2012, the CPUC approved a decision authorizing a revenue requirement of approximately $5.7 billion for 2012 and a formula that would result in authorized revenue requirements of approximately $5.8 billion and $6.2 billion for 2013 and 2014, respectively. For further discussion of the 2012 GRC, see “Management Overview—2012 CPUC General Rate Case” in the MD&A.
CPUC rates decouple authorized revenue from the volume of electricity sales so that SCE earns revenue equal to amounts authorized. Differences between amounts collected and authorized levels are either collected from or refunded to customers, and, therefore, such differences do not impact operating revenue. Accordingly, SCE is neither benefited nor burdened by the volumetric risk related to retail electricity sales.

The CPUC regulates SCE's capital structure and authorized rate of return. SCE's current authorized capital structure is 48% common equity, 43% long-term debt and 9% preferred equity. SCE's current authorized cost of capital, as authorized by the CPUC in December 2012 as part of the 2013 Cost of Capital Application, consists of: cost of long-term debt of 5.49%, cost of preferred equity of 5.79% and return on common equity of 10.45%. These costs were implemented in rates effective January 1, 2013. For further discussion of the 2013 Cost of Capital Application, see “Management Overview—2013 Cost of Capital Application” in the MD&A.
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
SCE's balancing account for fuel and power procurement-related costs is referred to as the ERRA mechanism. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA balancing account that allows for a rate adjustment if the balancing account over- or under-collection exceeds 5% of SCE's prior year's revenue that is classified as generation for retail rates. For 2013, the trigger amount is approximately $280 million.
The majority of procurement-related costs eligible for recovery through cost-recovery rates are effectively pre-approved by the CPUC through a procurement plan with predefined standards that establish the eligibility for cost recovery. If such costs are subsequently found to be non-compliant with this procurement plan, then this could negatively impact SCE's earnings and cash flows. In addition, the CPUC retrospectively reviews outages associated with utility-owned generation and SCE's power procurement contract administration activities through the annual ERRA review proceeding. If SCE is found to be unreasonable or imprudent with respect to its utility-owned generation outages and contract administration activities, then this could negatively impact SCE's earnings and cash flows.
FERC
Revenue authorized by the FERC is intended to provide SCE with recovery of its prudently-incurred transmission costs, including a return on its net investment in transmission assets. In August 2011, the FERC accepted, subject to refund and settlement procedures, SCE's request to implement a formula rate effective January 1, 2012 to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement that was previously recovered through a separate mechanism. Under operation of the formula rate, transmission revenue will be trued-up to actual cost of service annually. At December 31, 2012, revenue collected in excess of recognized revenue under the proposed formula rate was $106 million. Under the formula rate, the transmission revenue requirement and rates are updated each October 1, to reflect a forecast of costs for the upcoming rate period, as well as a true up of costs incurred by SCE in the prior calendar year. Settlement discussions regarding the formula rate are ongoing. In September 2012, SCE filed its first formula rate update with the FERC. For further discussion of SCE's FERC formula rates, see “Liquidity and Capital Resources—SCE—Regulatory Proceedings—FERC Formula Rates” in the MD&A.
Retail Rates Structure
To develop retail rates, the authorized revenue requirements are allocated among all customer classes (residential, commercial, industrial and agricultural) on a functional basis (i.e., generation, distribution, transmission, etc.). Specific rate components are designed to recover the authorized revenue allocated to each customer class.
Currently, SCE has a five tier residential rate structure. Each tier represents a certain electricity usage level and within each increasing usage level, the electricity is priced at a higher rate per kilowatt hour. The first tier is a baseline tier and has the lowest rate per kilowatt hour. "Baseline" refers to a specific amount of energy allocated for residential customers that is charged at a lower price than energy used in excess of that amount. Baseline quantities are determined by SCE for approval by the CPUC using average residential electricity consumption for nine geographical regions in southern and central California.
The intent of the baseline and the tiered structure is to provide a portion of reasonable energy needs (baseline usage) of residential customers at the lowest rate, and to encourage conservation of energy by increasing the rate charged as energy usage increases. Statutory restrictions on tier one and two rates have shifted some of the cost of residential rate increases to the higher tier/usage customers. As part of the second phase of SCE's 2012 GRC, SCE requested certain rate design modifications that are intended to provide a more equitable, cost-based rate design. A decision in the second phase is expected in the first half of 2013.

Energy Efficiency Incentive Mechanism
In December 2012, the CPUC adopted an energy efficiency incentive mechanism for the 2010 – 2012 energy efficiency program performance period. The mechanism uses an incentive calculation that is based on actual energy efficiency expenditures. The December 2012 CPUC decision provided shareholder earnings for the 2010 program performance period and allows SCE the opportunity to claim future shareholder earnings in both 2013 and 2014 associated with SCE's 2011 and 2012 program performance periods using this incentive calculation. A proposed decision on the mechanism for the 2013 – 2014 program years is expected in the first quarter of 2013. For further discussion of SCE's energy efficiency incentive awards for 2010, 2011 and 2012, see “Liquidity and Capital Resources—SCE—Regulatory Proceedings—Energy Efficiency Incentive Mechanism” in the MD&A.
CDWR-Related Rates
As a result of the California energy crisis, in 2001 the CDWR entered into contracts to purchase power for sale at cost directly to SCE's retail customers and issued bonds to finance those power purchases. The CDWR's total statewide power and bond charge revenue requirements were allocated by the CPUC among the customers of the investor-owned utilities (SCE, PG&E and SDG&E). SCE billed and collected from its customers the costs of power purchased and sold by the CDWR. All CDWR power contracts that were allocated to SCE expired by the end of 2011. SCE will continue to bill and collect CDWR bond-related charges and direct access exit fees until 2022. The CDWR-related charges and a portion of direct access exit fees that are remitted directly to the CDWR are not recognized as operating revenue; but affect customer rates. See "Results of Operations—SCE—Supplemental Operating Revenue Information" in the MD&A for further discussion of the impact of CDWR charges on customer rates.
Purchased Power and Fuel Supply
SCE obtains power needed to serve its customers from its generating facilities and purchases from qualifying facilities, independent power producers, the CAISO, and other utilities.
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
Nuclear Fuel Supply
For San Onofre Units 2 and 3, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below. These arrangements are under review as a result of events at San Onofre. For more information, see "Management Overview—San Onofre Outage, Inspection and Repair Issues" in the MD&A.

Uranium concentrates	2020
Conversion	2020
Enrichment	2020
Fabrication	2015
For Palo Verde, contractual arrangements are in place covering 100% of the projected nuclear fuel requirements through the years indicated below.

Uranium concentrates	2018
Conversion	2018
Enrichment	2020
Fabrication	2016
Coal Supply
On January 1, 2010, SCE and the other Four Corners co-owners entered into a Four Corners Coal Supply Agreement with the BHP Navajo Coal Company, to supply coal to Four Corners Units 4 and 5 until July 6, 2016. In November 2010, SCE entered into an agreement to sell its interest in Four Corners to APS, subject to certain conditions including securing a long-term fuel supply agreement for the plant that extends beyond 2016. See "Item 8. Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" for more information on the pending sale of SCE's interest in Four Corners. In December 2012, BHP Navajo Coal Company and the Navajo Nation announced that they are in negotiations to transfer ownership of the coal mining operation that supplies Four Corners. The Four Corners co-owners (other than SCE), BHP Navajo Coal Company and the Navajo Nation are currently negotiating a potential new Coal Supply Agreement for Four Corners to extend beyond 2016.
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
Competition
Because SCE is an electric utility company operating within a defined service territory pursuant to authority from the CPUC, SCE faces retail competition only to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE's service territory. While California law provides only limited opportunities for customers to choose to purchase power directly from an energy service provider other than SCE, a California statute was adopted in 2009 that permits a limited, phased-in expansion of customer choice (direct access) for nonresidential customers. SCE also faces some competition from cities and municipal districts that create municipal utilities or community choice aggregators. Competition between SCE and other electricity providers is conducted mainly on the basis of price. The effect of this competition on SCE generally is to reduce the number of customers purchasing power from SCE, but those departing customers typically continue to utilize and pay for SCE's transmission and distribution services.
SCE faces increased competition from distributed power generation alternatives, such as roof-top solar facilities, becoming available to its customers as a result of technological developments, federal and state subsidies, and declining costs of such alternatives. See "Item 1A. Risk Factors—Risks Relating to Southern California Edison Company—Regulatory Risks."
In the area of transmission infrastructure, SCE may experience increased competition from merchant transmission providers. The FERC has made changes to its transmission planning requirements with the goal of opening transmission development to competition from independent developers. In July 2011, the FERC adopted new rules that remove incumbent public utility transmission owners' federally-based right of first refusal to construct certain new transmission facilities. The rules direct regional entities, such as ISOs, to create new processes that would allow other providers to develop certain types of new transmission projects. The CAISO filed its processes, as required by the rule, with the FERC in October 2012. The FERC has not yet approved these processes. The majority of SCE's 2013 – 2014 transmission capital forecast relates to transmission projects that have been approved by the CAISO and barring a re-evaluation under the new rules, will not be subject to the new processes. SCE does not expect these projects to be re-evaluated. The impact of the new rules on future transmission projects will depend on the processes ultimately implemented by regional entities.
Properties
SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which include sub-transmission facilities and are located primarily in California but also in Nevada and Arizona, deliver power from generating sources to the distribution network and consist of lines ranging from 33 kV to 500 kV and substations. SCE's distribution system, which takes power from substations to customers, includes over 59,000 circuit miles of overhead lines, 44,000 circuit miles of underground lines and over 700 distribution substations, all of which are located in California. SCE owns the generating facilities listed in the following table.

Generating Facility	Location (in CA, unless otherwise noted)	Fuel Type	Operator	SCE's Ownership Interest (%)	Net Physical Capacity (in MW)	SCE's Capacity pro rata share (in MW)
San Onofre Nuclear Generating Station	South of San Clemente	Nuclear	SCE	78.21%	2,150	1,760
Hydroelectric Plants (36)	Various	Hydroelectric	SCE	100%	1,176	1,176
Pebbly Beach Generating Station	Catalina Island	Diesel	SCE	100%	9	9
Mountainview	Redlands	Natural Gas	SCE	100%	1,050	1,050
Peaker Plants (5)	Various	Gas fueled Combustion Turbine	SCE	100%	245	245
Palo Verde Nuclear Generating Station	Phoenix, AZ	Nuclear	APS	15.8%	3,739	591
Four Corners Units 4 and 5	Farmington, NM	Coal-fired	APS	48%	1,540	739
Solar PV Plants (24)	Various	Photovoltaic	SCE	100%	63	63
Total					9,972	5,633
In November 2010, SCE entered into an agreement to sell its interest in Four Corners to APS for approximately $294 million. The sale remains contingent upon APS obtaining a satisfactory long-term coal supply agreement for the plant. As of January 2013, the sale agreement may be terminated by either party. As of the date of this report, the agreement has not been terminated by either party. The purchase price is subject to certain adjustments under the sale agreement, which includes, among other adjustments, a reduction in the purchase price of $7.5 million for each month between October 1, 2012 and the closing date. See "Item 8. Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" for more information.
San Onofre, Four Corners, certain of SCE's substations, and portions of its transmission, distribution and communication systems are located on lands owned by the federal, state or local governments under licenses, permits, easements or leases, or on public streets or highways pursuant to franchises. Certain of the documents evidencing such rights obligate SCE, under specified circumstances and at its expense, to relocate such transmission, distribution, and communication facilities located on lands owned or controlled by federal, state, or local governments.
Thirty-one of SCE's 36 hydroelectric plants and related reservoirs are located in whole or in part on U.S.-owned lands and are subject to FERC licenses. Twenty of these plants have 29- to 40-year FERC licenses that expire at various times between 2021 and 2046. Eight plants are currently being relicensed and are operating under temporary annual permits with new FERC licenses expected within one to two years and three plants are not operating and undergoing decommissioning. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental objectives greater consideration in the licensing process. Substantially all of SCE's properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds. See "Item 8. Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Seasonality
Due to warm weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than the other quarters.
ENVIRONMENTAL REGULATION OF EDISON INTERNATIONAL AND SUBSIDIARIES
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions on the operation of existing facilities and affect the timing, cost, location, design, construction and operation of new facilities by Edison International's subsidiaries, as well as the cost of mitigating the environmental impacts of past operations. The environmental regulations and other developments discussed below have the largest impact on SCE's fossil-fuel fired power plants, and therefore the discussion in this section focuses mainly on regulations applicable to the states of California and New Mexico, where SCE's facilities are located.
Edison International and SCE continue to monitor legislative and regulatory developments and to evaluate possible strategies for compliance with environmental regulations. Additional information about environmental matters affecting Edison International and its subsidiaries, including projected environmental capital expenditures, is included in the MD&A under the heading "Liquidity and Capital Resources—SCE—Capital Investment Plan" and in "Item 8. Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies—Environmental Remediation" and "—Note 10. Environmental Developments."
Air Quality
The CAA, which regulates air pollutants from mobile and stationary sources, has a significant impact on the operation of fossil fuel plants, especially coal-fired plants. The CAA requires the US EPA to establish concentration levels in the ambient air for six criteria pollutants to protect public health and welfare. These concentration levels are known as NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter, and SO2.
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
National Ambient Air Quality Standards
Ozone
In January 2010, the US EPA proposed a revision to the primary and secondary NAAQS for 8-hour ozone that it had finalized in 2008. The 8-hour ozone standard established in 2008 was 0.075 parts per million but the implementation process must be completed before the 0.075 parts-per-million standard can be enforced. The US EPA issued initial area designations of attainment, nonattainment, and unclassifiable areas across the nation in 2012. Areas in SCE's service territory were classified in various degrees of nonattainment, including Los Angeles (known as the South Coast Air Basin), which was designated as extreme nonattainment; Kern County (marginal nonattainment); Riverside County (severe nonattainment); Ventura County (serious nonattainment); and the San Joaquin Valley (extreme nonattainment). States will then be required to develop and submit state implementation plans outlining how compliance with the 2008 NAAQS will be achieved.
Particulate Matter
In December 2012, the US EPA lowered the primary annual NAAQS for fine particulate matter (known as PM2.5) from 15 to 12 micrograms per cubic meter (mg/m3). The EPA retained the existing 24-hour NAAQS for PM2.5 (35 mg/m3) and for coarse particulate matter (known as PM10) (150 mg/m3). These new limits take effect in 2020. States must recommend attainment designations to EPA by December 2013, with final designations expected in 2015 and implementation plans due in 2018.
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
In relation to Four Corners, the US EPA issued its final FIP in August 2012. The FIP requires the installation of SCR pollution control equipment within designated time periods, or alternatively the shutdown of Units 1-3 and installation of SCRs on Units 4 and 5 within other designated times periods. In November 2010, SCE and APS entered into an agreement for the sale of SCE's interest in Four Corners Units 4 and 5 to APS, subject to regulatory approvals and other conditions. Due to the investment constraints of SB 1368, the California law on GHG emission performance standards discussed below in "—Greenhouse Gas Regulation—Regional Initiatives and State Legislation," SCE does not intend to be a Four Corners participant after the 2016 expiration of the current participant agreements and does not expect to participate in any investment in Four Corners SCRs. See "Item 8. Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" for more information on the pending sale of SCE's interest in Four Corners.
New Source Review Requirements
The NSR regulations impose certain requirements on facilities, such as electric generating stations, if modifications are made to air emissions sources at the facility. Since 1999, the US EPA has pursued a coordinated compliance and enforcement strategy to address NSR compliance issues at the nation's coal-fired power plants.
In April 2009, APS, as operating agent of Four Corners, received a US EPA request pursuant to Section 114 of the CAA for information about Four Corners, including information about Four Corners' capital projects from 1990 to the present. SCE understands that in other cases the US EPA has utilized responses to similar Section 114 letters to examine whether power plants have triggered NSR requirements under the CAA. In October 2011, four environmental organizations filed a lawsuit against the Four Corners owners alleging NSR violations. In January 2012, the organizations amended their complaint, also alleging related New Source Performance Standards violations, and served it on the Four Corners owners. The proceeding is currently stayed, to allow for settlement discussions until March 2013. See "Item 8. Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" for information on the pending sale of SCE's interest in Four Corners and "—Note 9. Commitments and Contingencies—Four Corners New Source Review Litigation" for more information on the lawsuit.
Water Quality
Clean Water Act
Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for many of SCE's construction projects, and govern critical parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. In March 2011, the US EPA proposed standards under the federal Clean Water Act that would affect cooling water intake structures at generating facilities. The standards are intended to protect aquatic organisms by reducing capture in screens attached to cooling water intake structures (impingement) and in the water volume brought into the facilities (entrainment). These standards are expected to be finalized by June 2013. SCE is evaluating the proposed standards and believes, from a preliminary review, that compliance with the proposed standards regarding impingement will be achievable without incurring material additional capital expenditures or operating costs. The required measures to comply with the proposed standards regarding entrainment are subject to the discretion of the permitting authority, and SCE is unable at this time to assess potential costs of compliance, which could be significant for San Onofre.
California-Prohibition on the Use of Ocean-Based Once-Through Cooling
California has a US EPA-approved program to issue individual or group permits for the regulation of Clean Water Act discharges. California also regulates certain discharges not regulated by the US EPA. Effective October 1, 2010, the California State Water Resources Control Board issued a final policy, which establishes closed-cycle wet cooling as required technology for retrofitting existing once-through cooled plants like SCE's San Onofre and many of the existing natural gas power plants along the California coast. The final policy required an independent engineering study to be completed prior to the fourth quarter of 2013 regarding the feasibility of compliance by California's two coastal nuclear power plants. The policy may result in significant capital expenditures at San Onofre and may affect its operations.
Coal Combustion Residuals
US EPA regulations currently classify coal ash and other coal combustion residuals as solid wastes that are exempt from hazardous waste requirements. This classification enables beneficial uses of coal combustion residuals, such as for cement production and fill materials. In June 2010, the US EPA published proposed regulations relating to coal combustion residuals that could result in their reclassification. Two different proposed approaches are under consideration, and SCE understands that US EPA issuance of a final rule is not expected before late 2013.
The first approach, under which the US EPA would list these residuals as special wastes subject to regulation as hazardous wastes, could require the owners of Four Corners to incur additional capital and operating costs. The second approach, under which the US EPA would regulate these residuals as nonhazardous wastes, would establish minimum technical standards for units that are used for the disposal of coal combustion residuals, but would allow procedural and enforcement mechanisms (such as permit requirements) to be exclusively a matter of state law.

Greenhouse Gas Regulation
There have been a number of federal and state legislative and regulatory initiatives to reduce GHG emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the emission of GHGs could significantly increase the cost of generating electricity from fossil fuels, and especially from coal-fired plants, as well as the cost of purchased power.
Federal Legislative/Regulatory Developments
In June 2010, the US EPA issued the Prevention of Significant Deterioration ("PSD") and Title V Greenhouse Gas Tailoring Rule, known as the "GHG tailoring rule." This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the PSD air permitting program beginning in January 2011 (and later, to the Title V permitting program under the CAA); however the GHG tailoring rule significantly increases the emissions thresholds that apply before facilities are subjected to these programs. The emissions thresholds for CO2 equivalents in the final rule vary from 75,000 tons per year to 100,000 tons per year depending on the date and whether the sources are new or modified. In March 2012, the US EPA announced proposed carbon dioxide emission limits for new power plants.
Regulation of GHG emissions pursuant to the PSD program could affect efforts to modify SCE's facilities in the future, and could subject new capital projects to additional permitting or emissions control requirements that could delay such projects.
In December 2010, the US EPA announced that it had entered into a settlement with various states and environmental groups to resolve a long-standing dispute over regulation of GHGs from electrical generating units pursuant to the New Source Performance Standards in the CAA and would propose performance standards for emissions from new and modified power plants and emissions guidelines for existing power plants. The specific requirements will not be known until the regulations are finalized. Since January 2010, the US EPA's Final Mandatory GHG Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions, and to submit annual reports to the US EPA by March 31 of each year. SCE's 2012 GHG emissions from utility-owned generation were approximately 6.9 million metric tons.
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
SCE's operations in California are subject to two laws governing GHG emissions. The first law, the California Global Warming Solutions Act of 2006 (also referred to as AB 32), establishes a comprehensive program to reduce GHG emissions. AB 32 required the California Air Resources Board ("CARB") to develop regulations, which became effective in 2012, that would reduce California's GHG emissions to 1990 levels in yearly increments by 2020. In December 2011, the CARB regulation was officially published establishing a California cap-and-trade program. The first compliance period for the cap-and-trade program is for 2013 GHG emissions. The first auction, held on November 14, 2012 cleared at $10.09/metric ton, nine cents above the floor price.
CARB regulations implementing a cap-and-trade program and the cap-and-trade program itself, continue to be the subject of litigation. In March 2012, environmental groups filed a case against CARB challenging the cap-and-trade program's offset provisions. SCE intervened as part of a broad business coalition to support the offset provisions. In November 2012, the California Chamber of Commerce filed a suit alleging that the auction itself violated AB 32 and the California Constitution. Both suits are pending.
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
In April 2011, California enacted a law to require California retail sellers of electricity to procure 33% of their customers' electricity requirements from renewable resources, as defined in the statute. On December 1, 2011, the CPUC approved a decision setting procurement quantity requirements for CPUC-regulated retail sellers that incrementally increase to 33% over several periods between January 2011 and December 31, 2020. The quantity would remain at 33% of retail sales for each year thereafter. SCE's delivery of eligible renewable resources to customers was 21% of its total energy portfolio for 2011 and its delivery of eligible renewable resources to customers is estimated to be approximately 20% of its total energy portfolio for 2012.
Litigation Developments
Litigation alleging that GHG is a public and private nuisance may affect SCE, whether or not it is named as a defendant. The law is unsettled on whether or not this litigation presents questions capable of judicial resolution or political questions that should be resolved by the legislative or executive branches. For further discussion see "Item 8. Notes to Consolidated Financial Statements—Note 10. Environmental Developments."
ITEM 1A.    RISK FACTORS
RISKS RELATING TO EDISON INTERNATIONAL
Edison International's liquidity depends on SCE's ability to pay dividends and tax allocation payments to Edison International.
Edison International is a holding company and, as such, it has no operations of its own. Edison International's ability to meet its financial obligations and to pay dividends on its common stock at the current rate is primarily dependent on the earnings and cash flows of SCE and its ability to make upstream distributions. Prior to paying dividends to Edison International, SCE has financial and regulatory obligations that must be satisfied, including, among others, debt service and preferred stock dividends. In addition, CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's service obligations, shall receive first priority from the Boards of Directors of both Edison International and SCE. SCE may also owe tax-allocation payments to Edison International under applicable tax-allocation agreements. Financial market and economic conditions may have an adverse effect on Edison International's liquidity. See "Risks Relating to Southern California Edison" below for further discussion.
The Bankruptcy Court may not approve the Settlement Transaction, or even if the Settlement Transaction is approved, it may not be consummated if certain conditions are not met. If the Settlement Transaction is not approved and consummated, Edison International may not be entitled to receive certain benefits contemplated by the Support Agreement.
On the Petition Date, EME and its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.
Under the Support Agreement to which EME, Edison International and certain of EME's senior unsecured noteholders are parties, each of them has agreed to support Bankruptcy Court approval of the Settlement Transaction, subject to conditions. If the Settlement Transaction is approved and consummated, EME will be required to perform its obligations under its tax allocation and intercompany services agreements with Edison International, to indemnify Edison International against liabilities arising from EME's conduct of its separate business, and Edison International, EME and the EME noteholders who have signed the Support Agreement will exchange releases of claims in accordance with the terms of the Support Agreement.
Under the Support Agreement, within 150 days following the Petition Date, EME will seek authority from the Bankruptcy Court to enter into the Settlement Transaction. The parties to the Support Agreement will seek approval by the Bankruptcy Court within 210 days following the Petition Date of the Settlement Transaction, which includes the benefits to Edison International described above. If the Bankruptcy Court does not grant approval within that period, the Support Agreement is subject to termination. There can be no assurance that the Bankruptcy Court will approve the Settlement Transaction, and even if it is approved, there can be no assurance that the conditions to the effectiveness of the Settlement Transaction will be satisfied. In addition, EME is entitled to terminate the Support Agreement and consider alternative transactions in accordance with its fiduciary duties. If the Settlement Transaction is not approved, absent a separate agreement, Edison International will not receive the benefits described above.
Edison International's future performance may be affected by southern California events.
While Edison International intends to continue to conduct both regulated and competitive businesses in the future, the bankruptcy of EME has resulted in its current business being concentrated almost entirely in the regulated sector and in southern California. As a result, Edison International's future performance may be affected by events concentrated in southern California and it does not have diversification of sources of revenue or regulatory oversight.

RISKS RELATING TO SOUTHERN CALIFORNIA EDISON COMPANY
Regulatory Risks
SCE's financial results depend upon its ability to recover its costs in a timely manner from its customers through regulated rates.
SCE's ongoing financial results depend on its ability to recover from its customers in a timely manner its costs, including the costs of electricity purchased for its customers, through the rates it charges its customers as approved by the CPUC and FERC. SCE's financial results also depend on its ability to earn a reasonable return on capital, including long-term debt and equity. SCE's capital investment plan, increasing procurement of renewable power, increasing environmental regulations, moderating demand, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customer rates. Increases in self-generation also reduce the pool of customers from whom fixed costs are recovered, while costs potentially could increase due to system modifications that may be necessary to cope with the systemic effects of self-generation. Customers that self-generate their own power do not currently pay most transmission and distribution charges and non-bypassable charges, subject to limitations. The net result is to increase utility rates further for those customers who do not self-generate, which encourages more self-generation and further rate increases. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover material amounts of its costs (including an adequate return on capital) in rates in a timely manner, its financial condition and results of operations could be materially affected. For further information on SCE's rate requests, see "Management Overview—2012 General Rate Case" and "Liquidity and Capital Resources—SCE—FERC Formula Rates" in the MD&A.
SCE's energy procurement activities are subject to regulatory and market risks that could materially affect its financial condition and liquidity.
SCE obtains energy, capacity, environmental credits and ancillary services needed to serve its customers from its own generating plants, and through contracts with energy producers and sellers. California law and CPUC decisions allow SCE to recover through the rates it is allowed to charge its customers reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE's cash flows remain subject to volatility primarily resulting from changes to commodity prices. In addition, SCE is subject to the risks of unfavorable or untimely CPUC decisions about the compliance with SCE's procurement plan and the reasonableness of certain procurement-related costs.
SCE may not be able to hedge its risk for commodities on economic terms or fully recover the costs of hedges through the rates it is allowed to charge its customers, which could materially affect SCE's liquidity and results of operations, see "Market Risk Exposures" in the MD&A.
SCE is subject to extensive regulation and the risk of adverse regulatory decisions and changes in applicable regulations or legislation.
SCE operates in a highly regulated environment. SCE's business is subject to extensive federal, state and local energy, environmental and other laws and regulations. Among other things, the CPUC regulates SCE's retail rates and capital structure, and the FERC regulates SCE's wholesale rates. The NRC regulates the safety of SCE's nuclear power plants. The construction, planning, and project site identification of SCE's power plants and transmission lines in California are also subject to the jurisdiction of the California Energy Commission (for thermal power plants 50 MW or greater) and the CPUC.
SCE must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should SCE be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on SCE, SCE's business could be materially affected. The process of obtaining licenses and permits from regulatory authorities may be delayed or defeated by concerted community opposition and such delay or defeat would have a material effect on SCE's business.
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

Competitive Risks
SCE faces increased competition as a result of technological advancements.
The electricity industry is undergoing transformative change. Technological advancements such as energy storage and distributed generation may change the nature of energy generation and delivery. These changes may materially affect SCE's business model as a regulated utility and its ability to compete with new energy generation and delivery business models.
Operating Risks
SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage the risks inherent in operating and maintaining its facilities.
SCE's infrastructure is aging and could pose a risk to system reliability. In order to mitigate this risk, SCE is engaged in a significant and ongoing infrastructure investment programs. This substantial investment program elevates the operational risks and the need for superior execution in its activities. SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage these risks as well as the risks inherent in operating and maintaining its facilities, the operation of which can be hazardous. SCE's inherent operating risks include such matters as the risks of human performance, workforce capabilities, public opposition to infrastructure projects, delays, environmental mitigation costs, difficulty in estimating costs, system limitations and degradation, and interruptions in necessary supplies.
Weather-related incidents and other natural disasters could materially affect SCE's financial condition and results of operations.
Weather-related incidents and other natural disasters, including storms, wildfires and earthquakes, can disrupt the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver power to SCE's customers. These events can lead to lost revenues and increased expenses, including higher maintenance and repair costs. They can also result in regulatory penalties and disallowances, particularly if SCE encounters difficulties in restoring power to its customers. These occurrences could materially affect SCE's business, financial condition and results of operations, and the inability to restore power to SCE's customers could also materially damage the business reputation of SCE and Edison International.
The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public.
Electricity is dangerous for employees and the general public should they come in contact with power lines or electrical equipment. Injuries and property damage caused by such contact can subject SCE to liability that, despite the existence of insurance coverage, can be significant. In the wake of recent natural disasters such as windstorms, which can cause wildfires, pole failures and associated property damage and outages, the CPUC has increased its focus on public safety issues with an emphasis on heightened compliance with construction and operating standards and the potential for penalties being imposed on utilities. Such penalties and liabilities could be significant but are very difficult to predict. The range of possible penalties and liabilities includes amounts that could materially affect SCE's liquidity and results of operations.
SCE's systems and network infrastructure may be vulnerable to cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.
Regulators, such as the NERC, and U.S. Government Departments, including the Departments of Defense, Homeland Security and Energy, have noted that the U.S. national electric grid and other energy infrastructures have potential vulnerabilities to cyber attacks and disruptions and that such cyber threats are becoming increasingly sophisticated and dynamic. SCE's operations require the continuous operation of critical information technology systems and network infrastructure. Although SCE actively monitors developments in this area and is involved in various industry groups and government initiatives, no security measures can completely shield such systems and infrastructure from vulnerabilities to cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality. If SCE's information technology systems security measures were to be breached or a critical system failure were to occur without timely recovery, SCE could be unable to fulfill critical business functions and/or sensitive confidential personal and other data could be compromised, which could materially affect SCE's financial condition and results of operations. See "Item 1. Business—Regulation—NERC" for further discussion.
There are inherent risks associated with operating nuclear power generating facilities, including, among other things, the potential harmful effects on the environment and human health resulting from the operation of nuclear power generating facilities and the storage, handling and disposal of radioactive materials.

The scope of necessary repairs for the steam generators in Unit 2 and Unit 3 of San Onofre or the length of the Units' outages could prove more extensive than is currently estimated. The cost of such repairs or the substitute market power that must be purchased during the outage could exceed estimates and insurance coverage or may not be recoverable through regulatory processes or otherwise.
Units 2 and 3 at San Onofre have been off-line for extensive inspections, testing and analysis of their steam generators after unexpected wear and a leak were discovered in them in early 2012. SCE, the manufacturer of the steam generators and a team of outside experts have worked together to analyze the causes of the wear and possible remedial actions. The CPUC has begun an investigation proceeding that will consider the cost recovery for all of San Onofre costs, including the cost of the steam generator replacement project, substitute market power costs, operation and maintenance costs and the seismic study costs. SCE cannot assure that the scope of necessary repairs or the length of the outages will not exceed current estimates. There can also be no assurance that the cost of such repairs or the necessary substitute market power will not exceed current estimates and insurance coverage or that they will be recoverable through regulatory processes or otherwise. These amounts could be material and could materially affect SCE's financial condition and results of operations. For more information, see "Management Overview—San Onofre Outage, Inspection and Repair Issues" in the MD&A.
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
The U.S. Department of Energy has defaulted on its obligation to begin accepting spent nuclear fuel from commercial nuclear industry participants by January 31, 1998. If SCE or the operator of Palo Verde were unable to arrange and maintain sufficient capacity for interim spent-fuel storage now or in the future, it could hinder the operation of the plants and impair the value of SCE's ownership interests until storage could be obtained, each of which may have a material effect on SCE.
SCE's insurance coverage for wildfires arising from its ordinary operations may not be sufficient and Edison International may not be able to obtain sufficient insurance on SCE's behalf for such occurrences.
Edison International has experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could arise from SCE's ordinary operations. In addition, the insurance Edison International has obtained on SCE's behalf for wildfire liabilities may not be sufficient. Uninsured losses and increases in the cost of insurance may not be recoverable in customer rates. A loss which is not fully insured or cannot be recovered in customer rates could materially affect Edison International's and SCE's financial condition and results of operations. Furthermore, insurance for wildfire liabilities may not continue to be available at all or at rates or on terms similar to those presently available to Edison International.
Environmental Risks
SCE is subject to extensive environmental regulations that may involve significant and increasing costs and materially affect SCE.
SCE is subject to extensive and frequently changing environmental regulations and permitting requirements that involve significant and increasing costs and substantial uncertainty. SCE devotes significant resources to environmental monitoring, pollution control equipment, mitigation projects, and emission allowances to comply with existing and anticipated environmental regulatory requirements. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. The adoption of laws and regulations to implement greenhouse gas controls could materially affect operations of power plants, which could in turn impact electricity markets and SCE's purchased power costs. SCE may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or with respect to offsite waste disposal sites that have been used in its operations. Other environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are also generally becoming more stringent. The continued operation of SCE facilities may require substantial capital expenditures for environmental controls or cessation of operations. Current and future state laws and regulations in California also could increase the required amount of energy that must be procured from renewable resources. See "Item 1. Business—Environmental Regulation of Edison International and Subsidiaries" and "Item 8. Notes to Consolidated Financial Statements—Note 10. Environmental Developments" for further discussion of environmental regulations under which SCE operates.
Financing Risks
As a capital intensive company, SCE relies on access to the capital markets. If SCE were unable to access the capital markets or the cost of financing were to substantially increase, its liquidity and operations would be materially affected.
SCE regularly accesses the capital markets to finance its activities and is expected to do so by its regulators as part of its obligation to serve as a regulated utility. SCE's needs for capital for its ongoing infrastructure investment program are substantial. SCE's ability to arrange financing, as well as its ability to refinance debt and make scheduled payments of principal and interest, are dependent on numerous factors, including SCE's levels of indebtedness, maintenance of acceptable credit ratings, its financial performance, liquidity and cash flow, and other market conditions. SCE's failure to obtain additional capital from time to time would have a material effect on SCE's liquidity and operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries. The principal properties of SCE are described above under "Item 1. Business—Southern California Edison Company—Properties."
ITEM 3.    LEGAL PROCEEDINGS
EME Chapter 11 Filing
On December 17, 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. For more information, see "Management Overview—EME Chapter 11 Bankruptcy Filing" in the MD&A and "Item 8. Notes to Consolidated Financial Statements—Note 17. Discontinued Operations."
EXECUTIVE OFFICERS OF EDISON INTERNATIONAL

Executive Officer	Age at December 31, 2012	Company Position
Theodore F. Craver, Jr.	61	Chairman of the Board, President and Chief Executive Officer

Robert L. Adler	65	Executive Vice President and General Counsel

Polly L. Gault	59	Executive Vice President, Public Affairs

W. James Scilacci	57	Executive Vice President, Chief Financial Officer and Treasurer

Janet T. Clayton	58	Senior Vice President, Corporate Communications

Bertrand A. Valdman	50	Senior Vice President, Strategic Planning

Mark C. Clarke	56	Vice President and Controller

Ronald L. Litzinger	53	President, SCE

As set forth in Article IV of Edison International's and the relevant subsidiary's Bylaws, the elected officers of Edison International and its subsidiaries are chosen annually by, and serve at the pleasure of, Edison International and the relevant subsidiary's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International and its subsidiaries have been actively engaged in the business of Edison International and its subsidiaries for more than five years, except for Messrs. Adler and Valdman, and Ms. Clayton, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officers	Company Position	Effective Dates
Theodore F. Craver, Jr.
Chairman of the Board, President and Chief
Executive Officer, Edison International
President, Edison International
Chairman of the Board, President and Chief
Executive Officer, EMG[1]
Chairman of the Board, President and Chief
Executive Officer, EME[1]
August 2008 to present April 2008 to July 2008 November 2005 to March 2008 January 2005 to March 2008
Robert L. Adler	Executive Vice President and General Counsel, Edison International Executive Vice President, Edison International Partner, Munger, Tolles & Olson LLP[2]	August 2008 to present July 2008 to August 2008 January 1978 to June 2008
Polly L. Gault	Executive Vice President, Public Affairs, Edison International Executive Vice President, Public Affairs, SCE	March 2007 to present March 2007 to September 2008
W. James Scilacci	Executive Vice President, Chief Financial Officer and Treasurer, Edison International Senior Vice President and Chief Financial Officer, EME[1] Senior Vice President and Chief Financial Officer, EMG[1]	August 2008 to present March 2005 to July 2008 November 2005 to July 2008
Janet T. Clayton	Senior Vice President, Corporate Communication, Edison International President, Think Cure[3]	April 2011 to present Jan 2008 to April 2011
Bertrand A. Valdman	Senior Vice President, Strategic Planning, Edison International Executive Vice President, Chief Operating Officer Puget Sound Energy[4]	March 2011 to present May 2007 to March 2011
Mark C. Clarke	Vice President and Controller, Edison International Vice President and Controller, SCE Vice President and Controller, EME[1]	August 2009 to present December 2012 to present January 2003 to July 2009
Ronald L. Litzinger	President, SCE Chairman of the Board, President and Chief Executive Officer, EMG and EME[1] Senior Vice President, Transmission and Distribution, SCE	January 2011 to present April 2008 to December 2010 May 2005 to March 2008

[1]
EMG is the holding company for EME, an independent power producer and is a wholly-owned subsidiary of Edison International and an affiliate of SCE. EME and its wholly-owned subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on December 17, 2012. EME continues to be classified as an affiliate of SCE for certain purposes and is a wholly-owned subsidiary of Edison International, but as of December 17, 2012, it is deconsolidated from Edison International's financial results and accounted for as discontinued operations.

[2]	Munger, Tolles & Olson LLP is a California-based law firm. Mr. Adler also served as a Co-Managing Partner.

[3]	Think Cure is a community-based nonprofit organization that raises funds to accelerate collaborate research to cure cancer and is not a parent, affiliate or subsidiary of Edison International.

[4]	Puget Sound Energy is a regulated energy utility in Washington State and is not a parent, affiliate or subsidiary of Edison International.

EXECUTIVE OFFICERS OF SOUTHERN CALIFORNIA EDISON COMPANY

Executive Officer	Age at December 31, 2012	Company Position
Ronald L. Litzinger	53	President
Stephen E. Pickett	62	Executive Vice President, External Relations
Peter T. Dietrich	48	Senior Vice President and Chief Nuclear Officer
Stuart R. Hemphill	49	Senior Vice President, Power Supply
Linda G. Sullivan	49	Senior Vice President and Chief Financial Officer
Russell C. Swartz	61	Senior Vice President and General Counsel
Mark C. Clarke	56	Vice President and Controller
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

Executive Officer	Company Position	Effective Dates
Ronald L. Litzinger	President, SCE Chairman of the Board, President and Chief Executive Officer, EMG and EME[1] Senior Vice President, Transmission and Distribution, SCE	January 2011 to present April 2008 to December 2010 May 2005 to March 2008
Stephen E. Pickett	Executive Vice President, External Relations, SCE Executive Vice President, External Relations and General Counsel, SCE Senior Vice President and General Counsel, SCE	February 2011 to present January 2011 to February 2011 January 2002 to December 2010
Peter T. Dietrich	Senior Vice President and Chief Nuclear Officer, SCE Senior Vice President, SCE Site Vice President, Entergy Nuclear Operations, Inc., James A. Fitzpatrick Nuclear Plant[2]	December 2010 to present November 2010 to present April 2006 to November 2010
Stuart R. Hemphill	Senior Vice President, Power Supply, SCE Senior Vice President, Power Procurement, SCE Vice President, Renewable and Alternative Power, SCE Director of Renewable and Alternative Power, SCE	January 2011 to present July 2009 to December 2010 March 2008 to June 2009 April 2006 to March 2008
Linda G. Sullivan
Senior Vice President and Chief Financial Officer, SCE
Senior Vice President, Chief Financial Officer and
Acting Controller, SCE
Vice President and Controller, Edison International
Vice President and Controller, SCE
March 2010 to present July 2009 to March 2010 June 2005 to August 2009 June 2005 to June 2009
Russell C. Swartz	Senior Vice President and General Counsel, SCE Vice President and Associate General Counsel, SCE Associate General Counsel, SCE	February 2011 to present February 2010 to February 2011 March 2007 to February 2010
Mark C. Clarke	Vice President, and Controller, SCE Vice President and Controller, Edison International Vice President and Controller, EME[1]	December 2012 to present August 2009 to present January 2003 to July 2009

[1]
EMG is the holding company for EME, an independent power producer and is a wholly-owned subsidiary of Edison International and an affiliate of SCE. EME and its wholly-owned subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on December 17, 2012. EME continues to be classified as an affiliate of SCE for certain purposes and is a wholly-owned subsidiary of Edison International, but as of December 17, 2012, it is deconsolidated from Edison International's financial results and accounted for as discontinued operations.

[2]	Entergy Nuclear Operations, Inc. is a subsidiary of Entergy Corporation, an integrated energy company and is not a parent, affiliate or subsidiary of SCE.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
Market information responding to Item 5 is included in "Item 8. Edison International Notes to Consolidated Financial Statements—Note 19. Quarterly Financial Data." There are restrictions on the ability of Edison International's subsidiaries to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—Edison International Parent and Other," "—SCE—Dividend Restrictions," and in "Item 8. Edison International Notes to Consolidated Financial Statements—Note 5. Debit and Credit Agreements." The number of common stockholders of record of Edison International was 41,000 on February 22, 2013. Additional information concerning the market for Edison International's Common Stock is set forth on the cover page of this report. The description of Edison International's equity compensation plans required by Item 201(d) of Regulation S-K is incorporated by reference to "Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report.
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the fourth quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	284,676	$46.75	—	—
November 1, 2012 to November 30, 2012	273,974	45.90	—	—
December 1, 2012 to December 31, 2012	680,367	45.11	—	—
Total	1,239,017	45.66	—	—

[1]
The shares were purchased by agents acting on Edison International's behalf for delivery to plan participants to fulfill requirements in connection with Edison International's: (i) 401(k) Savings Plan; (ii) Dividend Reinvestment and Direct Stock Purchase Plan; and (iii) long-term incentive compensation plans. The shares were purchased in open-market transactions pursuant to plan terms or participant elections. The shares were never registered in Edison International's name and none of the shares purchased were retired as a result of the transactions.

Purchases of Equity Securities by Southern California Edison Company and Affiliated Purchasers
Certain information responding to Item 5 with respect to frequency and amount of cash dividends is included in "Item 8. Notes to the Consolidated Financial Statements—Note 19. Quarterly Financial Data." As a result of the formation of a holding company described in Item 1 above, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock.
Item 201(d) of Regulation S-K, "Securities Authorized for Issuance under Equity Compensation Plans," is not applicable because SCE has no compensation plans under which equity securities of SCE are authorized for issuance.

Comparison of Five-Year Cumulative Total Return

$150
$100
$50
12/07
12/08
12/09
12/10
12/11
12/12
Edison International
S&P 500
Philadelphia Utility Index

	At December 31,
	2007	2008	2009	2010	2011	2012
Edison International	$100	$62	$70	$80	$89	$100
S & P 500 Index	100	63	80	92	94	109
Philadelphia Utility Index	100	73	80	85	101	100
Note: Assumes $100 invested on December 31, 2007 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.

ITEM 6.    SELECTED FINANCIAL DATA
Selected Financial Data: 2008 – 2012

(in millions, except per-share amounts)	2012	2011	2010	2009	2008
Edison International and Subsidiaries
Operating revenue	$11,862	$10,588	$9,996	$9,991	$11,310
Operating expenses	9,577	8,527	8,177	8,982	9,599
Income from continuing operations	1,594	1,100	1,144	751	848
Income (loss) from discontinued operations, net of tax	(1,686)	(1,078)	164	197	500
Net income (loss)	(92)	22	1,308	948	1,348
Net income (loss) attributable to common shareholders	(183)	(37)	1,256	849	1,215
Weighted-average shares of common stock outstanding (in millions)	326	326	326	326	326
Basic earnings (loss) per share:
Continuing operations	$4.61	$3.20	$3.34	$1.98	$2.16
Discontinued operations	(5.17)	(3.31)	0.50	0.61	1.53
Total	$(0.56)	$(0.11)	$3.84	$2.59	$3.69
Diluted earnings (loss) per share:
Continuing operations	$4.55	$3.17	$3.32	$1.98	$2.16
Discontinued operations	(5.11)	(3.28)	0.50	0.60	1.52
Total	$(0.56)	$(0.11)	$3.82	$2.58	$3.68
Dividends declared per share	1.3125	1.285	1.265	1.245	1.225
Total assets	$44,394	$48,039	$45,530	$41,444	$44,615
Long-term debt excluding current portion	9,231	8,834	8,029	6,509	6,312
Capital lease obligations excluding current portion	210	216	221	227	13
Preferred and preference stock of utility	1,759	1,029	907	907	907
Common shareholders' equity	9,432	10,055	10,583	9,841	9,517
Southern California Edison Company
Operating revenue	$11,851	$10,577	$9,983	$9,965	$11,248
Operating expenses	9,572	8,454	8,119	8,047	9,595
Net income	1,660	1,144	1,092	1,371	904
Net income available for common stock	1,569	1,085	1,040	1,226	683
Total assets	$44,034	$40,315	$35,906	$32,474	$32,568
Long-term debt excluding current portion	8,828	8,431	7,627	6,490	6,212
Capital lease obligations excluding current portion	210	216	221	227	13
Preferred and preference stock	1,795	1,045	920	920	920
Common shareholder's equity	9,948	8,913	8,287	7,446	6,513
Capital structure:
Common shareholder's equity	48.4%	48.5%	49.2%	50.1%	47.7%
Preferred and preference stock	8.7%	5.7%	5.5%	6.2%	6.8%
Long-term debt	42.9%	45.8%	45.3%	43.7%	45.5%
The selected financial data was derived from Edison International's and SCE's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report.

Edison International and Subsidiaries
EME Chapter 11 Filing and Discontinued Operations
On December 17, 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 16, 2012, Edison International, EME and certain of EME's senior unsecured noteholders entered into the Support Agreement, which contemplates among other things, Edison International ceasing to have any continuing ownership interest in EME following effectiveness of a plan of reorganization.
Edison International considers EME to be an abandoned asset under generally accepted accounting principles, and, as a result, the operations of EME prior to December 17, 2012 and for all prior years, are reflected as discontinued operations in the consolidated financial statements. See "Management Overview—EME Chapter 11 Bankruptcy Filing" in the MD&A and "Item 8. Notes to Consolidated Financial Statements—Note 17. Discontinued Operations" for further information.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is an investor-owned public utility primarily engaged in the business of supplying electricity. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses related to the delivery or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries, including EME. Unless otherwise described all of the information contained in this annual report relates to both filers.

(in millions)	2012	2011	2012 vs 2011 Change	2010
Net Income (Loss) attributable to Edison International
SCE	$1,569	$1,085	$484	$1,040
Edison International Parent and Other
Continuing operations	(66)	(44)	(22)	52
Discontinued operations	(1,686)	(1,078)	(608)	164
Edison International	(183)	(37)	(146)	1,256
Less: Non-Core Items
SCE:
2012 General Rate Case – repair deductions (2009 – 2011)	231	—	231	—
Global Settlement	—	—	—	95
Tax impact of health care legislation	—	—	—	(39)
Edison International Parent and Other:
Consolidated state deferred tax impacts related to EME	(37)	(19)	(18)	21
Gain on sale of Beaver Valley lease interest	31	—	31	—
Write-down of net investment in aircraft leases	—	(16)	16	—
Global Settlement	—	—	—	43
EME discontinued operations	(1,686)	(1,078)	(608)	164
Total Non-Core Items	(1,461)	(1,113)	(348)	284
Core Earnings (Losses)
SCE	1,338	1,085	253	984
Edison International Parent and Other	(60)	(9)	(51)	(12)
Edison International	$1,278	$1,076	$202	$972
Edison International's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including lease terminations, sale of certain assets, early debt extinguishment costs and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings. On December 17, 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. Edison International considers EME to be an abandoned asset under generally accepted accounting principles, and, as a result, the operations of EME prior to December 17, 2012 and for all prior years, are reflected as discontinued operations.

SCE's 2012 core earnings increased $253 million for the year primarily due to rate base growth and lower income taxes which reflect the implementation of the 2012 CPUC General Rate Case ("GRC") decision. SCE also incurred incremental inspection and repair costs related to the outages at San Onofre of $66 million, net of SCE's share of amounts received from Mitsubishi Heavy Industries, Inc. ("MHI"), and $112 million in severance costs. Severance costs are related to employee reductions at San Onofre, as planned in the 2012 GRC, and approved employee reductions for 2013 as SCE works to optimize its cost structure and to minimize impacts on customer rates. These costs were partially offset by other operations and maintenance cost reductions.
Edison International Parent and Other 2012 core losses increased $51 million as a result of income tax benefits in 2011. Core losses in 2012 also reflect higher income taxes, a write-down of an investment and higher operating expenses and interest costs.
Consolidated non-core items for 2012 and 2011 for Edison International included:

•
An after-tax earnings charge of $1.3 billion during the fourth quarter of 2012 due to the full impairment of the investment in EME as a result of the deconsolidation of EME, recognition of losses previously deferred in accumulated other comprehensive income, a provision for losses from the EME bankruptcy and tax impacts related to the expected future tax deconsolidation and separation of EME from Edison International. See "Item 8. Notes to Consolidated Financial Statements—Note 17. Discontinued Operations" for further information.

•
An after-tax earnings benefit of $231 million recorded in 2012 resulting from the regulatory treatment of 2009 – 2011 income tax repair deductions for income tax purposes as adopted in the 2012 GRC decision. See "Results of Operations—SCE—Income Taxes" for further discussion.

•
An after-tax earnings charge of $37 million recorded in 2012 and $19 million recorded in 2011 resulting from Edison International's update to its estimated long-term California apportionment rate applicable to deferred income taxes as a result of changes related to EME.

•
An after-tax earnings benefit of $31 million ($65 million pre-tax gain) recorded in 2012 attributable to Edison Capital's sale of its lease interest in Unit No. 2 of the Beaver Valley Nuclear Power Plant to a third party for $108 million.

•	An after-tax earnings charge of $16 million recorded in 2011 attributable to the write-down of a net investment in aircraft leases with American Airlines.
See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations, including a comparison of 2011 results to 2010.
2012 CPUC General Rate Case
In November 2012, the CPUC approved a final decision in SCE's 2012 GRC, authorizing a base rate revenue requirement of approximately $5.7 billion. The decision results in an increase of approximately $470 million, excluding revenue related to nuclear refueling outages, over currently authorized revenue. The decision approves San Onofre costs subject to refund and reasonableness review and includes a requirement to track those costs in a memorandum account. See “—San Onofre Outage, Inspection and Repair Issues” below for further information. In addition, SCE's proposed ratemaking treatment of repair deductions for income taxes was reflected in the revenue requirement adopted in the decision. See "Item 8. Notes to Consolidated Financial Statements—Note 7. Income Taxes" for further discussion.
The decision allows a ratemaking methodology that escalates capital additions by 3.05% for 2013 and 2.93% for 2014. The decision also allows operations and maintenance expense to be escalated for 2013 and 2014 through the use of various annual escalation factors for labor, non-labor and medical expenses. The methodology adopted in the decision and the 2013 escalation factors results in a 2013 revenue requirement of approximately $5.8 billion. SCE estimates that the 2014 revenue requirement would be approximately $6.2 billion using the decision methodology, estimated escalation factors and the reduction in the cost of capital discussed below.
San Onofre Outage, Inspection and Repair Issues
Two replacement steam generators were installed at San Onofre in each of Units 2 and 3 in 2010 and 2011, respectively. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators and the Unit was safely taken off-line. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Both Units have remained off-line for extensive inspections, testing and analysis of their steam generators. Each Unit will be restarted only when and if SCE determines that it is safe to do so and when start-up has been approved by the NRC pursuant to the terms of a Confirmatory Action Letter (“CAL”) issued by the NRC in March 2012.
Tube Leak and Repairs
The Unit 3 steam generator water leak was caused by unexpected excessive wear resulting from tube-to-tube contact in the area of the leak. Unit 2's steam generators were re-inspected using a more sensitive inspection method than had previously been employed, and similar wear from tube-to-tube contact was found on two tubes in one of the steam generators at wear levels below the detection capability of initial inspections. In contrast, Unit 3 experienced extensive tube to tube wear in a number of tubes. Both Unit 2 and Unit 3 also had tube-to-support structure wear.
As a result of these findings, SCE has plugged and removed from service all tubes showing excessive wear in each of the steam generators. In addition, SCE preventively plugged all tubes in contact with retainer bars or in the area of the tube bundles where tube-to-tube contact occurred. Each steam generator has over 9,700 heat transfer tubes and is designed to include sufficient tubes to accommodate removal of some tubes from service for a variety of reasons, and the tubes that have been removed from service are within this margin.
A team of outside experts was assembled to assist SCE and MHI, the manufacturer of the steam generators, to analyze the causes of the tube-to-tube wear and potential remedial actions. As a result of their work, SCE understands that the tube-to-tube contact arises from excessive vibration of the tubes in certain areas of the steam generators. The excessive vibration that caused the tube-to-tube wear in Unit 3 resulted from a phenomenon called fluid elastic instability. This phenomenon arises from a combination of thermal hydraulic conditions (steam velocity and moisture content of the steam), and ineffectiveness of the tube supports in the areas where the vibration occurs. Unit 2 is susceptible to the same thermal hydraulic conditions as Unit 3, but the Unit 2 tube supports largely remained effective for the entire time that it operated as compared to Unit 3.
SCE's Unit 2 restart plans and its response to the CAL are based on work done by engineering groups of three independent firms with expertise in steam generator design and manufacturing. Restart plans were submitted only for Unit 2 because it did not experience the extensive tube-to-tube wear that Unit 3 did. Using different methodologies, each independent outside engineering group agreed that it would be safe to restart Unit 2 and operate at a reduced power level (70%) for approximately five months, followed by a mid-cycle scheduled outage and inspection. In addition to these requirements, the restart plan covers repairs, corrective actions and operating parameters and also includes additional monitoring, detection and response activities. Inasmuch as Unit 3 had much more tube-to-tube wear than Unit 2, it remains unclear whether Unit 3 will be able to restart without additional repairs and corrective actions. The ability to restart Unit 3 may also be affected by the operating experience of Unit 2. Each Unit will only be restarted when any necessary repairs and appropriate mitigation plans for that Unit are completed in accordance with the CAL, and the NRC and SCE are satisfied that it is safe to do so.
SCE has also been engaged in the analysis of what repairs, if any, could be undertaken to restore the steam generators on both Units to their originally specified capabilities safely, and has been advised by MHI that a possible course of action would be replacement of significant portions of the steam generators, a process that could take more than five years.
NRC Processes
The CAL requires NRC permission to restart Unit 2 and Unit 3 and outlines actions SCE must complete before permission to restart either Unit may be sought. In October 2012, SCE submitted to the NRC a response to the CAL and restart plans for Unit 2. The timing of restart of the Units will be affected by the nature of and schedule for regulatory processes required by the NRC. There is no set or predetermined time period for approval of Unit 2's proposed restart, and, accordingly, there can be no assurance about the length of time the NRC may take to review SCE's request to restart or whether any such request will be granted in whole or in part. It is also possible that one or more amendments to the NRC operating license for San Onofre might be required (whether or not as a prerequisite to return a Unit to safe operation).
The NRC has been engaged in conducting a series of inspections, evaluations, reviews and public meetings about the causes of the steam generator malfunction and damage and to verify that SCE has performed the actions described in the CAL response and as otherwise required by its obligations as a nuclear operator. This process has included inspections and review by an NRC-appointed Augmented Inspection Team. SCE has been advised that the NRC's Office of Investigations has initiated an investigation into the accuracy and completeness of information SCE has provided to the NRC regarding the San Onofre steam generators. Should the NRC find a deficiency in SCE's performance or provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described below.

CPUC Review
Under California Public Utilities Code Section 455.5, SCE is required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months (not including preplanned outages). SCE provided such notice to the CPUC on November 1, 2012 for Unit 3 and December 6, 2012 for Unit 2. The CPUC is required within 45 days of SCE's notice for a particular Unit to initiate an investigation to determine whether to remove from customer rates some or the entire revenue requirement associated with the portion of the facility that is out of service. From the initiation date of the investigation, such rates are collected subject to refund. Under Section 455.5, any determination to adjust rates is made after hearings are conducted in connection with the utility's next general rate case. If, after investigation and hearings, the costs associated with a Unit are disallowed recovery because it is out of service and the Unit is subsequently returned to service, rates may be readjusted to reflect that return to service after 100 continuous hours of operation.
In October 2012, in advance of SCE's required notification under Section 455.5, the CPUC issued an Order Instituting Investigation that consolidates all San Onofre issues in related regulatory proceedings and considers appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, operations and maintenance costs, and seismic study costs. The Order requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent included in rates, collected subject to refund. The Order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the order, of all costs related to San Onofre from SCE's rates, with placement of those costs in a deferred debit account pending the return of one or both Units to useful service, or other possible action. It is currently expected that the investigation will be conducted in phases that will extend at least into 2014.
In parallel with the Order Instituting Investigation, the 2012 GRC final decision requires SCE to track San Onofre-related costs in a memorandum account subject to refund, beginning January 1, 2012. SCE filed an application in January 2013 seeking a reasonableness determination regarding these costs. That application has been consolidated with the Order Instituting Investigation proceeding.
Contractual Matters
The steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. SCE's purchase contract with MHI states that MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has notified MHI that it believes one or more of such exceptions now apply and that MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. The disagreement may ultimately become subject to dispute resolution procedures set forth in the purchase agreement, including international arbitration. SCE, on behalf of itself and the other San Onofre co-owners, has submitted three invoices to MHI totaling $106 million for steam generator repair costs incurred through October 31, 2012. MHI paid the first invoice of $45 million, while reserving its right to challenge any of the charges in the invoice. In January 2013, MHI advised SCE that it rejected a portion of the first invoice and required further documentation regarding the remainder of the invoice. SCE has recorded its share of the invoice paid as a reduction of repair and inspection costs.
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
In October 2012, SCE filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy. Pursuant to these proofs of loss SCE is seeking the weekly indemnity amounts provided under the policy for each Unit. Because the outage is ongoing, SCE will supplement these proofs of loss in the future. No amounts have been recognized in SCE's financial statements, pending NEIL's response. To the extent any costs are recovered under the outage policy, SCE expects to refund those amounts to ratepayers through the ERRA balancing account. For further information, see "Item 8. Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

Financial Summary
A summary of financial items related to SONGS is as follows:

•
The 2012 costs tracked in the memorandum account under the CPUC's Order Instituting Investigation include $613 million of SCE's 2012 authorized revenue requirement associated with operating and maintenance expenses, and depreciation and return on SCE's investment in Unit 2, Unit 3 and common plant. This amount is subject to refund depending on the outcome of the investigation.

•	At December 31, 2012, SCE's rate base and net investment associated with San Onofre are set forth in the following table:

(in millions)	Unit 2	Unit 3	Common Plant	Total
Net Investment
Net plant in service	$638	$461	$233	$1,332
Materials and supplies	—	—	101	101
Construction work in progress	24	105	94	223
Nuclear fuel[1]	153	213	101	467
Net investment	$815	$779	$529	$2,123
Tax basis	$343	$360	$206	$909
Rate base
Net plant in service	$638	$461	$233	$1,332
Materials and supplies	—	—	101	101
Accumulated deferred income taxes	(118)	(75)	(58)	(251)
Amounts in rate base	$520	$386	$276	$1,182

[1]	In addition, SCE has contracted to purchase nuclear fuel. See "Liquidity and Capital Resources—Contractual Obligations and Contingencies" below.

•
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million based on SCE's estimate after adjustment for inflation using the Handy-Whitman Index) for SCE's 78.21% share of the costs to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $601 million through December 31, 2012 on the steam generator replacement project. These expenditures are included in the table above and remain subject to CPUC reasonableness review and approval.

•
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre are being purchased in the market by SCE (commencing on February 1 for Unit 3 and March 5 for Unit 2). Market power costs through December 31, 2012 were approximately $300 million, net of avoided nuclear fuel costs, and are typically recoverable through the ERRA balancing account subject to CPUC reasonableness review, which will now take place as part of the CPUC's Order Instituting Investigation proceeding. Future market power costs cannot be estimated at this time due to uncertainties associated with when and at what output levels the Units will or may be returned to service; however, such amounts may be material.

•
Through December 2012, SCE's share of incremental inspection and repair costs totaled $102 million for both Units (not including payments made by MHI as described below), and repairs to restart Unit 2 at the reduced power levels described above were completed. The costs for Unit 2 may increase following NRC review under the CAL. Total incremental repair costs associated with returning Unit 3 to service, and returning both Units to service at originally specified capabilities safely, remain uncertain. SCE recorded its share of payments made to date by MHI ($36 million) as a reduction of incremental inspection and repair costs.

SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE considers its operating, capital, and market power costs, recoverable through base rates and the ERRA balancing account, as offset by third party recoveries where applicable. SCE cannot provide assurance that either or both Units of San Onofre will be returned to service, that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties. A delay in the restart of San Onofre Unit 2 beyond this summer may impact plans for future operations of both Units.

Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows.
2013 Cost of Capital Application
In June 2012, the CPUC issued an order in the 2013 Cost of Capital proceeding consolidating SCE's 2013 application with the three other California investor-owned utilities' applications and splitting the proceeding into two phases. The first phase addressed the 2013 ratemaking capital structure and cost of capital for the utilities. The second phase considers whether the current cost of capital adjustment mechanism should be continued or modified.
In December 2012, the CPUC issued a final decision in the ratemaking capital structure and cost of capital phase of SCE's 2013 cost of capital proceeding granting SCE's requested ratemaking capital structure of 43% long-term debt, 9% preferred equity and 48% common equity. The decision adopted a return on common equity of 10.45% and adopted long-term debt and preferred stock costs of 5.49% and 5.79%, respectively. SCE has implemented the impacts of the decision in rates, effective January 1, 2013.
In February 2013, a proposed decision was issued in the second phase of the proceeding that provides for SCE's adjustment mechanism to continue for 2014 and 2015. The proposed decision also provides for the mechanism to automatically readjust SCE’s capital costs if certain thresholds are reached on an annual basis. A final decision for the second phase is expected in March 2013.
Capital Program
Total capital expenditures (including accruals) were $3.9 billion in both 2012 and 2011. Due to the delay in the GRC decision, the level of capital expenditures in 2012 was lower than anticipated. SCE's capital program for 2013 – 2014 is focused primarily in the following areas:

•	Maintaining reliability and expanding the capability of SCE's transmission and distribution system.

•
Upgrading and constructing new transmission lines and substations for system reliability and increased access to renewable energy, including the Tehachapi, Devers-Colorado River, Eldorado-Ivanpah, and Red Bluff transmission and substation projects.

•	Maintaining performance of SCE's natural gas, nuclear and hydro-electric generating plants.
SCE forecasts capital expenditures in the range of $7.3 billion to $8.2 billion for 2013 – 2014. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors as discussed further under "SCE: Liquidity and Capital Resources—Capital Investment Plan." SCE continues to experience cost pressures on its Tehachapi and Devers-Colorado River Transmission Projects, primarily related to environmental monitoring and mitigation costs, scope changes and schedule delays. The Tehachapi Transmission Project has experienced further permitting and schedule delays. The Project may be further impacted by CPUC proceedings to reexamine construction options, including possibly undergrounding lines, for a portion of the Project and by issues related to aviation marking and lighting and community opposition to portions of the line, as further discussed in "SCE: Liquidity and Capital Resources—Capital Investment Plan."
EME Chapter 11 Bankruptcy Filing
During 2012, EME continued to experience operating losses due to low realized energy and capacity prices, high fuel costs and low generation at the Midwest Generation plants. Forward market prices indicate that these trends are expected to continue for a number of years. A continuation of these adverse trends coupled with pending debt maturities and the need to retrofit its Midwest Generation plants to comply with governmental regulations, ultimately caused EME and certain of its wholly-owned subsidiaries to file voluntary petitions on the Petition Date for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 16, 2012, Edison International, EME and certain of EME's senior unsecured noteholders entered into Support Agreement, that, subject to further documentation, Bankruptcy Court approval and certain other conditions, provides that:

•	Edison International will cease to own EME when EME emerges from bankruptcy pursuant to a plan of reorganization.

•
The tax allocation agreements with respect to EME will be extended through the earlier of the effective date of a plan of reorganization or December 31, 2014, and EME will remain bound to perform its obligations under such agreements.

•
Edison International and EME will continue to provide ongoing shared services to each other in the ordinary course, consistent with the same terms and conditions on which those services have been provided in the past.

•	Upon effectiveness of EME's plan of reorganization, Edison International will assume certain of EME's employee retirement related liabilities.

•
Edison International, EME and the noteholders who have signed the Support Agreement will exchange releases of claims, and EME and Edison International will cross-indemnify one another against liabilities arising from the conduct of their separate businesses.

Under the Support Agreement, within 150 days following the Petition Date, EME will seek authority from the Bankruptcy Court to enter into the Settlement Transaction, which must be obtained within 210 days following the Petition Date or the Support Agreement is subject to termination. There can be no assurance that the Bankruptcy Court will approve the Settlement Transaction, and even if it is approved, there can be no assurance that the conditions to the effectiveness of the Settlement Transaction will be satisfied. In addition, EME is entitled to terminate the Support Agreement and consider alternative transactions in accordance with its fiduciary duties.
In anticipation of EME's Chapter 11 filing, Edison International's representatives, who previously served on the EME Board of Directors, resigned. EME and those subsidiaries in Chapter 11 proceedings retain control of their assets and are authorized to operate their businesses as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Edison International no longer retains significant influence over the ongoing operations of EME.
Edison International anticipates that the Bankruptcy Court will approve a plan of reorganization in which Edison International ceases to have any ownership interest as provided in the Support Agreement. As a result of the bankruptcy filing, Edison International no longer consolidates the earnings and losses of EME or its subsidiaries effective December 17, 2012 and has reflected its ownership interest in EME utilizing the cost method of accounting prospectively, under which Edison International's investment in EME is reflected as a single amount on the Consolidated Balance Sheet of Edison International at December 31, 2012. Furthermore, Edison International has recorded a full impairment of the investment in EME as a result of the deconsolidation of EME, recognition of losses previously deferred in accumulated other comprehensive income, a provision for losses from the EME bankruptcy and estimated tax impacts related to the expected future tax deconsolidation and separation of EME from Edison International. The aggregate impact of these matters resulted in an after tax charge of $1.3 billion during the fourth quarter of 2012. In addition, for the reasons described above, Edison International considers EME to be an abandoned asset under generally accepted accounting principles, and, as a result, the operations of EME prior to December 17, 2012 and for all prior years, are reflected as discontinued operations in the consolidated financial statements. See "Item 8. Notes to Consolidated Financial Statements—Note 17. Discontinued Operations" for additional information related to these bankruptcy proceedings.
RESULTS OF OPERATIONS
SCE
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

•
Utility cost-recovery activities – representing CPUC- and FERC-authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Utility cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses and nuclear decommissioning expenses.

The following tables summarize SCE's results of operations for the periods indicated. The presentation below separately identifies utility earning activities and utility cost-recovery activities. Beginning in 2012, SCE classified revenues and costs related to programs that provide for recovery of actual costs plus a return on capital as utility earning activities. Previously, SCE classified the recovery of actual costs incurred under these programs as utility cost-recovery activities. In addition, the 2012 GRC decision eliminated the balancing account treatment for Palo Verde operation and maintenance costs effective January 1, 2012. The tables presented below reflect a reclassification of the revenues and costs for 2011 and 2010 consistent with the presentation in 2012. The reclassification of revenues and costs had no impact on earnings.

The following table is a summary of SCE's results of operations for the periods indicated. The presentation below separately identifies utility earnings activities and utility cost-recovery activities:

	2012			2011			2010
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$6,682	$5,169	$11,851	$6,257	$4,320	$10,577	$5,837	$4,146	$9,983
Fuel and purchased power	—	4,139	4,139	—	3,356	3,356	—	3,293	3,293
Operations and maintenance	2,518	1,026	3,544	2,423	964	3,387	2,439	852	3,291
Depreciation decommissioning and amortization	1,562	—	1,562	1,426	—	1,426	1,273	—	1,273
Property taxes and other	296	(1)	295	285	—	285	263	—	263
Disallowances and other	32	—	32	—	—	—	—	(1)	(1)
Total operating expenses	4,408	5,164	9,572	4,134	4,320	8,454	3,975	4,144	8,119
Operating income	2,274	5	2,279	2,123	—	2,123	1,862	2	1,864
Net interest expense and other	(400)	(5)	(405)	(378)	—	(378)	(330)	(2)	(332)
Income before income taxes	1,874	—	1,874	1,745	—	1,745	1,532	—	1,532
Income tax expense	214		214	601		601	440		440
Net income	1,660	—	1,660	1,144	—	1,144	1,092	—	1,092
Dividends on preferred and preference stock	91	—	91	59	—	59	52	—	52
Net income available for common stock	$1,569	$—	$1,569	$1,085	$—	$1,085	$1,040	$—	$1,040
Core Earnings[1]			$1,338			$1,085			$984
Non-Core Earnings
2012 General Rate Case – repair deductions (2009 – 2011)			231			—			—
Global Settlement			—			—			95
Tax impact of health care legislation			—			—			(39)
Total SCE GAAP Earnings			$1,569			$1,085			$1,040

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Utility Earning Activities
2012 vs 2011
Utility earning activities were primarily affected by the following:

•	Higher operating revenue was primarily due to the following:

•
$375 million increase in revenue related to the implementation of the 2012 GRC decision. The decision authorized a revenue requirement increase of approximately $470 million over the 2011 authorized revenue, excluding nuclear refueling outages ($95 million of which is reflected in utility cost-recovery activities primarily related to employee benefits); and

•	$60 million increase in revenue related to authorized CPUC projects not included in SCE's GRC authorized revenue, including the EdisonSmartConnect® project and the Solar Photovoltaic project.

•	Higher operation and maintenance expense due to the following:

•	$112 million in accrued severance costs from current and approved reductions in staffing;

•	$66 million in incremental inspection and repair costs related to the outages at San Onofre, net of SCE's share of payments received from MHI; and

•	$85 million of lower costs related to information technology, transmission and distribution expenses, San Onofre and benefits realized from EdisonSmartConnect®.

•
Higher depreciation, decommissioning and amortization expense of $136 million was primarily related to increased generation, transmission and distribution investments, including capitalized software costs.

•	$32 million charge due to the 2012 GRC decision disallowing capitalized costs incurred as part of SCE's implementation of SAP's Enterprise Resource Planning system.

•
Higher net interest expense and other of $22 million was primarily due to higher outstanding balances on long-term debt due to new issuances. For further details of other income and expenses, see "Item 8. Notes to Consolidated Financial Statements—Note 16. Other Income and Expenses."

•
Lower income taxes primarily due to an earnings benefit resulting from the regulatory treatment adopted in the 2012 GRC for tax repair deductions for income tax purposes. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends of $32 million related to new issuances in 2012.
2011 vs 2010
Utility earning activities were primarily affected by the following:

•	Higher operating revenue primarily due to the following:

•
$135 million increase primarily due to a $215 million (4.35%) increase in 2011 authorized revenue approved in the 2009 CPUC GRC decision. The 2011 increase was partially offset by reductions of $80 million mainly resulting from revenue recognized in 2010 associated with the recovery of San Onofre Unit 3 scheduled outage costs with no comparable amount in 2011;

•
$125 million in revenue related to authorized CPUC projects not included in SCE's GRC process, primarily related to the San Onofre steam generator replacement project, the EdisonSmartConnect® project and the Solar Photovoltaic project;

•	$95 million increase in FERC-related revenue primarily resulting from the inclusion of capital expenditures related to the Tehachapi Transmission Project in rate base;

•	$25 million increase in capital-related revenue requirements related to the San Onofre steam generator replacement project and a $20 million increase for the EdisonSmartConnect® project; and

•
$20 million increase related to recovery of legal costs incurred between 2004 and 2009 in support of SCE's efforts to obtain generator refunds related to claims arising out of the energy crisis in California in 2000 – 2001.

•	Higher depreciation, decommissioning and amortization expense of $153 million primarily related to increased transmission and distribution investments.

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
2012 vs. 2011
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $783 million was primarily driven by the cost to replace CDWR contracts that expired in 2011, which were not previously recorded as an SCE cost but which were included as a separate component on customer bills (see "—Supplemental Operating Revenue Information" below) and $300 million of market costs net of lower nuclear fuel costs related to the San Onofre outages in 2012 (see "Management Overview—San Onofre Outage, Inspection and Repair Issues" for further information).

•	Higher operation and maintenance expense of $62 million was primarily due to an increase in pension and postretirement benefit contributions.
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

•	Higher operation and maintenance expense of $112 million primarily due to an increase in spending for various public purpose programs.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $11.1 billion for 2012 and $10.0 billion for both 2011 and 2010. The 2012 revenue reflects:

•	A sales volume increase of $1.4 billion, primarily due to SCE providing power that was previously provided by CDWR contracts which expired in 2011, partially offset by

•
A rate decrease of $344 million, resulting from rate adjustments in June 2011 and August 2012, primarily reflecting lower natural gas prices and refunds to customers of over-collected fuel and power procurement-related costs.

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
SCE remits to CDWR and does not recognize as revenue the amounts that SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, as well as CDWR bond-related costs and a portion of direct access exit fees. The amounts collected and remitted to CDWR were $44 million, $1.1 billion and $1.2 billion for years ended December 31, 2012, 2011 and 2010, respectively. All CDWR power contracts allocated to SCE by the CPUC expired by the end of 2011.

Income Taxes
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Years ended December 31,
(in millions)	2012		2011	2010
Income from continuing operations before income taxes	$1,874		$1,745	$1,532
Provision for income tax at federal statutory rate of 35%	656		611	536
Increase (decrease) in income tax from:
Items presented with related state income tax, net:
2012 General Rate Case – repair deductions[1]	(231)	*	—	—
Global Settlement related[2]	—		—	(95)	*
Change in tax accounting method for asset removal costs[3]	—		—	(40)	*
State tax, net of federal benefit	54		80	59
Health care legislation[4]	—		—	39	*
Property-related[5]	(223)		(46)	(92)
Accumulated deferred income tax adjustments	(41)		(30)	—
Tax reserve	36		(3)	45
Other	(37)		(11)	(12)
Total income tax expense from continuing operations	$214		$601	$440
Effective tax rate	11.4%		34.4%	28.7%

*	These items are reflected as non-core benefits or charges. See use of Non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

[1]
As discussed below, SCE recorded a $231 million earnings benefit in the fourth quarter of 2012, resulting from the flow-through regulatory treatment for certain repair costs for 2009 – 2011 as adopted in the 2012 GRC.

[2]
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

[3]
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

[4]
During 2010, SCE recorded a $39 million non-cash charge to reverse previously recognized federal tax benefits eliminated by the federal health care legislation enacted in March 2010. The health care law eliminated the federal tax deduction for retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies.

[5]	Incremental repair benefit recorded in 2012. See discussion of repair deductions below.
2012 GRC Earnings Benefit from Repair Deductions
Edison International made a voluntary election in 2009 to change its tax accounting method for certain repair costs incurred on SCE's transmission, distribution and generation assets. Regulatory treatment for the incremental deductions taken after the 2009 election to change SCE's tax accounting method for certain repair costs was included as part of SCE's 2012 GRC. The 2012 GRC decision retained flow-through treatment of repair deductions for regulatory purposes, which resulted in SCE recognizing an earnings benefit of $231 million from these incremental deductions taken in 2009, 2010 and 2011. The earnings benefit results from recognition of a regulatory asset for recovery of deferred income taxes in future periods due to the flow-through treatment of repair deduction for income tax purposes. The 2012 earnings benefits from incremental repair deductions following the same regulatory treatment was $115 million (classified as property related in the above table) and the earnings benefit for 2013 is estimated to be approximately $50 million.

For a discussion of the status of Edison International's income tax audits, see "Item 8. Notes to Consolidated Financial Statements—Note 7. Income Taxes."
Edison International Parent and Other
Results of operations for Edison International Parent and Other includes amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations. As a result of EME's bankruptcy, EME and its subsidiaries were deconsolidated and reported as discontinued operations for all periods presented. For additional information, see "Management Overview—EME Chapter 11 Bankruptcy Filing." Since the continuing operations of the competitive power generation segment was no longer significant enough to be reported separately, this segment has been combined into Edison International Parent and Other for all periods presented.
Income from Continuing Operations
Edison International Parent and Other loss from continuing operations is comprised of the following:

	Years ended December 31,
(in millions)	2012	2011	2010
Income (loss) from continuing operations
Edison International Parent	$(85)	$(33)	$(8)
EMG	19	(11)	60
Edison International Parent and Other	(66)	(44)	52
Less: Non-Core Items:
Edison International Parent:
Consolidated state deferred tax impact related to EME	(37)	(19)	21
Global Settlement	—	—	7
EMG:
Gain on sale of Beaver Valley lease interest	31	—	—
Write-down of net investment in aircraft leases	—	(16)	—
Global Settlement	—	—	36
Total Non-Core Items	(6)	(35)	64
Core Earnings (Losses)
Edison International Parent	(48)	(14)	(36)
EMG	(12)	5	24
Edison International Parent and Other	$(60)	$(9)	$(12)
See "Management Overview—Highlights of Operating Results" for use of non-GAAP financial measures and for a description of the above non-core items.
The Edison International Parent core loss in 2012 increased from 2011 as a result of income tax benefits in 2011 including a cumulative deferred tax adjustment related to employee benefits and a reduction in consolidated amounts for uncertain tax positions. In addition, the core loss in 2012 included higher operating expenses and interest costs.
The EMG core loss in 2012 was primarily due to increases in deferred income taxes as a result of higher state apportionment rates and a write down of an investment. The results in 2011 were lower than 2010 due to income tax benefits recorded in 2010 from changes in estimated interest costs related to uncertain tax positions.
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations, net of tax, was $(1.7 billion), $(1.1 billion) and $164 million for the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 loss reflects an earnings charge of $1.3 billion due to the full impairment of the investment in EME during the fourth quarter of 2012 as a result of the deconsolidation of EME, recognition of losses previously deferred in accumulated other comprehensive income, a provision for losses from the EME bankruptcy and estimated tax impacts related to the expected future tax deconsolidation and separation of EME from Edison International. The 2012 loss also reflects a $53 million earnings charge associated with the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. The 2011 loss reflects an earnings charge of

$1.05 billion recorded in the fourth quarter of 2011 resulting primarily from the impairment of the Homer City, Fisk, Crawford and Waukegan power plants and wind related charges. In addition to the charges recorded in 2012 and 2011 the increase in loss also reflects lower average realized energy and capacity prices and lower generation at the Midwest Generation plants and decreased earnings from natural gas-fired projects. For additional information, see "Item 8. Notes to Consolidated Financial Statements—Note 17. Discontinued Operations."
LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest and dividend payments to Edison International, and the outcome of tax and regulatory matters.
SCE expects to fund its 2013 obligations, capital expenditures and dividends through operating cash flows, tax benefits (including bonus depreciation) and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund requirements.
In January 2013, SCE issued 160,004 shares of 5.10% Series G preference stock (cumulative, $2,500 liquidation value) to SCE Trust II, a special purpose entity formed to issue trust securities as discussed in "Item 8. Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities." The proceeds from the sale of these shares will be used to redeem all outstanding shares of Series B and C preference stock.
Available Liquidity
During 2012, SCE replaced its existing credit facilities scheduled to mature in early 2013 with a new $2.75 billion five-year revolving credit facility that matures May 2017. The following table summarizes the status of the SCE credit facility at December 31, 2012:

(in millions)
Commitment	$2,750
Outstanding borrowings supported by credit facilities	(175)
Outstanding letters of credit	(162)
Amount available	$2,413
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At December 31, 2012, SCE's debt to total capitalization ratio was 0.44 to 1.
Capital Investment Plan
SCE's forecasted capital expenditures for 2013 – 2014 include a capital forecast in the range of $7.3 billion to $8.2 billion based on the average variability experienced in 2012, 2011 and 2010 of 10% between annual forecast capital expenditures and actual spending. The completion of projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, weather and other unforeseen conditions.

SCE's 2012 capital expenditures and the 2013 – 2014 capital expenditures forecast are set forth in the table below:

(in millions)	2012 Actual	2013	2014	2013 – 2014 Total
Transmission	$1,390	$1,396	$802	$2,198
Distribution	1,995	2,329	2,617	4,946
Generation	526	485	532	1,017
Total Estimated Capital Expenditures[1]	$3,911	$4,210	$3,951	$8,161
Total Estimated Capital Expenditures for 2013 – 2014 (using 10% variability discussed above)		$3,789	$3,555	$7,344

[1]
Included in SCE's capital expenditures plan are projected environmental capital expenditures of $599 million and $634 million in 2013 and 2014, respectively. The projected environmental capital expenditures are to comply with laws, regulations, and other nondiscretionary requirements.

Transmission Projects
A summary of SCE's large transmission and substation projects during the next two years is presented below:

Project Name	Description	Project Lifecycle Phase	Scheduled in Service Date	Direct Expenditures[1](in millions)	% of Spend Complete	2013 – 2014 Forecast (in millions)
Tehachapi 1-11	Transmission lines and substation	In construction	2009 – 2015	$2,500	78%	$455
Devers-Colorado River	Transmission line and upgraded substation	In construction	2013	860	61%	337
Eldorado-Ivanpah	Substation and upgraded transmission line	In construction	2013	385	41%	227

[1]
Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecasted for 2013 – 2014.

In November 2012, SCE filed with the CPUC its revised cost estimates for the Devers-Colorado Transmission Project. In January 2013, SCE revised its cost estimates for Eldorado-Ivanpah from $444 million to $385 million based on the current number of executed generator interconnection agreements. As of the date of this report, SCE has deferred its cost update filing with the CPUC for the Tehachapi Transmission Project until it has more clarity on projected cost and schedule impacts, including:

•
In October 2011, the CPUC staff notified SCE that the constructed portions of the project should be marked and lighted as required, but instructed SCE to defer completion of remaining project components that may require aviation marking or lighting pending CPUC review of the petition to modify. SCE has filed a petition to modify seeking authorization to install aviation marking and lighting in accordance with FAA standards.

•
Community opposition to portions of the Project continues and requests for reconsideration of the CPUC's 2009 decision approving the Project remain pending. In response to this opposition, CPUC proceedings to reexamine construction options, including undergrounding lines, for a portion of the Project may further impact the Project's cost and schedule. In November 2012, the CPUC's Assigned Commissioner issued a ruling expediting its efforts to reconsider identified undergrounding options for a portion of the Project. The ruling states that the construction of the affected portion of the Project shall remain deferred until the CPUC makes a final determination regarding the options. In December 2012, SCE provided information to the CPUC on potential new options for a portion of the project, including possibly undergrounding lines. SCE anticipates a final decision in these proceedings by the third quarter of 2013. Adoption of an undergrounding option or other significant modification to the original route or construction plan could create additional costs and could delay the completion of the Project. As with all transmission investments, cost recovery will be subject to future rate proceedings.

Distribution Projects
Distribution expenditures include projects and programs to meet customer load growth requirements, reliability and infrastructure replacement needs, information and other technology and related facility requirements (sometimes referred to as "general plant").

Generation Projects
Generation expenditures include:

•
Nuclear-related capital expenditures necessary to maintain safe and reliable plant operation, meet NRC and other regulatory requirements, and optimize plant performance and cost-effectiveness have been included in the 2013 – 2014 forecast. Nuclear-related capital expenditures will be limited to safety and compliance items only until the future operations of the Units are known.

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

Regulatory Proceedings
Energy Efficiency Incentive Mechanism
In December 2012, the CPUC adopted an energy efficiency incentive mechanism for the 2010 – 2012 energy efficiency program performance period and awarded SCE $15 million in shareholder earnings for the management of its energy efficiency portfolio during the 2010 portion of the program performance period.
For the 2011 and 2012 performance period incentives, SCE will file its shareholder earnings claims after the CPUC releases its financial and management audit reports, expected in the third quarter of 2013 and 2014, respectively. SCE estimates it could be awarded an additional $18 million and $16 million for 2011 and 2012 periods, respectively, pending the completion of the CPUC's financial and management audits for each of these program periods. There is no assurance that the CPUC will make an award for any given year.
FERC Formula Rates
In August 2011, the FERC accepted, subject to refund and settlement procedures, SCE's request to implement a formula rate effective January 1, 2012 to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement that was previously recovered through a separate mechanism. SCE's request would result in a total 2012 FERC weighted average ROE of 11.1% including a base ROE of 9.93% and the previously authorized 50 basis point incentive for CAISO participation and individual authorized project incentives. The formula rate mechanism, including the base ROE, is subject to final resolution as part of the settlement process or, if a settlement is not achieved, to determination by FERC in a litigated process. SCE and the other parties to the proceeding continue to engage in settlement negotiations.
In September 2012, SCE filed its first formula rate update with the FERC, which included a 2013 transmission revenue requirement of $900 million, an increase of $178 million or 25% over the 2012 transmission revenue requirement. SCE began billing customers, subject to refund, the higher rates on October 1, 2012. Several parties have protested the filing and FERC action remains pending.
Income Taxes
The American Taxpayer Relief Act of 2012 extended 50% bonus depreciation for qualifying property through 2013 and through 2014 for certain long production period property. This extension is expected to provide SCE with additional cash flow benefits, but as a result of existing net operating loss carryforwards, such cash flow benefits are not expected until 2014. The impact on cash flow represents an acceleration of tax benefits that would have otherwise been deductible over the life of the qualifying assets.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% on a 13-month weighted average basis. At December 31, 2012, SCE's 13-month weighted-average common equity component of total capitalization was 48.6% resulting in a restriction on net assets of $11.6 billion. At December 31, 2012, the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $125 million.

During 2012, SCE made $469 million in dividend payments to its parent, Edison International. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at December 31, 2012, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of December 31, 2012.

(in millions)
Collateral posted as of December 31, 2012[1]	$219
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	65
Posted and potential collateral requirements[2]	$284

[1]
Collateral provided to counterparties and other brokers consisted of $47 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $8 million of cash reflected in "Other current assets" on the consolidated balance sheets and $164 million in letters of credit and surety bonds.

[2]
Total posted and potential collateral requirements may increase by $71 million based on SCE's forward positions as of December 31, 2012 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Workers Compensation Self-Insurance Fund
SCE is self-insured for workers compensation claims. SCE assesses workers compensation claims that have been asserted and those that have been incurred but not reported to determine the probable amount of losses that should be recorded. The Department of Industrial Relations for the State of California requires companies that are self-insured for workers compensation to post collateral (in the form of cash and/or letters of credits) based on the estimated workers' compensation liability if a company's bond rating were to fall below "B." As of December 31, 2012, if SCE's bond rating were to fall below a "B" rating, SCE would be required to post $225 million for its workers compensation self-insurance plan.
Regulatory Balancing Accounts
SCE's cash flows are affected by regulatory balancing accounts over- or under-collections. Over- and under-collections represent differences between cash collected in current rates for specified forecasted costs and the costs actually incurred. With some exceptions, SCE seeks to adjust rates on an annual basis or at other designated times to recover or refund the balances recorded in its balancing account. Under- or over-collections in these balancing accounts impact cash flows and can change rapidly. Over- and under-collections accrue interest based on a three-month commercial paper rate published by the Federal Reserve.
As of December 31, 2012, balancing accounts' net over-collections were $1.0 billion primarily related to public purpose-related program costs as well as fuel and power procurement-related costs. Over-collections for public purpose-related programs are expected to decrease as costs are incurred to fund programs established by the CPUC. The fuel and power procurement-related over-collections of $131 million are expected to be refunded through a rate adjustment in 2013.
FERC Formula Rates
Beginning in 2012, SCE implemented, subject to refund, a formula rate for its FERC jurisdiction base transmission revenue requirement. Under operation of the formula rate, transmission revenue will be trued-up to actual cost of service annually. At December 31, 2012, revenue collected in excess of recognized revenue under the proposed formula rate was $106 million.

Edison International Parent and Other
Edison International Parent and Other expects to fund its 2013 obligations and dividends to common shareholders through dividends received from SCE and access to banks and capital markets.
During the second quarter of 2012, Edison International Parent replaced its credit facilities with a new $1.25 billion five-year revolving credit facility that matures May 2017 which is all available at December 31, 2012. The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. The ratio is defined in the credit agreement and generally excluded the consolidated debt and total capital of EME during the periods it was consolidated for financial reporting purposes. At December 31, 2012, Edison International's consolidated debt to total capitalization ratio was 0.46 to 1.
Historical Cash Flows
SCE

(in millions)	2012	2011	2010
Net cash provided by operating activities	$4,086	$3,261	$3,386
Net cash provided by financing activities	256	799	503
Net cash used by investing activities	(4,354)	(4,260)	(4,094)
Net decrease in cash and cash equivalents	$(12)	$(200)	$(205)
Net Cash Provided by Operating Activities
Net cash from operating activities increased $825 million in 2012 compared 2011 primarily due to the following:

•	$265 million increase from balancing accounts composed of:

•	$375 million increase resulting from actual electricity sales exceeding forecasted electricity sales primarily related to warmer weather during the summer months;

•	$150 million increase primarily due to the funding of public purpose and energy efficiency programs;

•	$110 million increase resulting from greenhouse gas emission auction proceeds; and

•
$370 million decrease resulting from lower balancing account overcollections for fuel and power procurement-related costs in 2012 when compared to 2011. The 2012 decrease in overcollections was due to lower realized power and natural gas prices compared to the amounts forecasted in rates.

•	$193 million increase resulting from a tax refund relating to the 2011 net operating loss carryback;

•
$68 million increase resulting from proceeds of U.S. Treasury Grants relating to solar photovoltaic projects and other specific energy-related projects made available as a result of the American Recovery and Reinvestment Act of 2009;

•	$60 million increase resulting from a security deposit received related to transmission and distribution construction; and

•	timing of cash receipts and disbursements related to working capital items.
Net cash from operating activities decreased $125 million in 2011 compared to 2010 primarily due to the following:

•
$310 million decrease from refunding to customers over-collections of revenue which resulted from actual electricity sales exceeding forecasted electricity sales. SCE began refunding this balance through a rate adjustment effective June 1, 2011;

•
$250 million decrease resulting from higher balancing account over-collections for fuel and power procurement-related costs in 2010 when compared to 2011 (over-collections of approximately $300 million in 2010 compared to approximately $50 million in 2011). The 2010 over-collections was primarily due to lower realized gas and power prices compared to the amounts forecasted for setting customer rates. SCE began refunding the over-collections through a rate adjustments beginning on June 1, 2011. The balancing account was over-collected by $392 million at December 31, 2011, $345 million at December 31, 2010, $46 million at December 2009 and under-collected by $406 million at December 31, 2008; and

•	$365 million increase resulting from higher income before depreciation and income taxes primarily driven by higher customer revenue.

Net Cash Provided by Financing Activities
The following table summarizes cash provided (used) by financing activities for 2012, 2011 and 2010. Issuances of debt and preference stock are discussed in "Item 8. Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 13. Preferred and Preference Stock."

(in millions)	2012	2011	2010
Issuances of first and refunding mortgage bonds, net	$391	$887	$1,119
Payments of senior unsecured notes	(6)	(14)	(259)
Net issuances of commercial paper	(250)	419	—
Issuances of preference stock, net	804	123	—
Payments of common stock dividends to Edison International	(469)	(461)	(300)
Redemptions of preference stock	(75)	—	—
Bonds purchased	—	(86)	—
Payments of preferred and preference stock dividends	(82)	(59)	(52)
Other[1]	(57)	(10)	(5)
Net cash provided by financing activities	$256	$799	$503

[1]
Includes $103 million, $49 million and $27 million for the purchase and delivery of outstanding common stock for settlement of stock based awards (facilitated by a third party) in 2012, 2011 and 2010, respectively.

Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $4.1 billion for both 2012 and 2011 and $3.8 billion for 2010, primarily related to transmission, distribution and generation investments. Net purchases of nuclear decommissioning trust investments and other were $215 million, $167 million and $219 million for 2012, 2011 and 2010, respectively.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from continuing operations for Edison International Parent and Other adjusted for the non-cash impact related to the treatment of discontinued operations.

(in millions)	2012	2011	2010
Net cash provided (used) by operating activities	$(115)	$20	$(513)
Net cash provided by financing activities	20	30	123
Net cash provided by investing activities	108	5	31
Net increase (decrease) in cash and cash equivalents	$13	$55	$(359)
Net Cash Provided (Used) by Continuing Operating Activities
Net cash from continuing operating activities decreased $135 million in 2012 compared to 2011 primarily due to the following:

•	Net tax payments of approximately $114 million in 2012 compared to net tax receipts of approximately $33 million in 2011.
Net cash from continuing operating activities increased $533 million in 2011 compared to 2010 primarily due to the following:

•
Net tax receipts of approximately $33 million in 2011 compared to tax-allocation payments made to SCE of approximately $295 million in 2010, offset by $134 million received in state tax refunds related to Global Settlement in 2010. In addition, in 2010, Edison Capital funded a $253 million deposit to the IRS related to the Global Settlement.

•	Timing of payments relating to interest, operating costs and income taxes of Edison International Parent.

Net Cash Provided by Continuing Financing Activities
Net cash provided by continuing financing activities for 2012 were as follows:

•	Paid $424 million of dividends to Edison International common shareholders.

•	Received $469 million of dividend payments from SCE.
Net cash provided by continuing financing activities for 2011 were as follows:

•	Paid $417 million of dividends to Edison International common shareholders.

•	Received $461 million of dividend payments from SCE.
Net cash provided by continuing financing activities for 2010 were as follows:

•
Issued $400 million of senior notes due in 2017. The proceeds from these bonds were used to repay short-term borrowings under the revolving credit facility and the remainder for corporate liquidity purposes.

•	Paid $411 million of dividends to Edison International common shareholders.

•	Received $300 million of dividend payments from SCE.

•	Repaid a net $66 million of short-term debt.

•	Repaid $90 million of medium-term loans.
Net Cash Provided by Continuing Investing Activities
Net cash provided by continuing investing activities for 2012 were as follows:

•	Proceeds of $108 million from the sale of interest in the Beaver Valley Nuclear Power Plant.

Contractual Obligations and Contingencies
Contractual Obligations
Edison International Parent and Other and SCE's contractual obligations as of December 31, 2012, for the years 2013 through 2017 and thereafter are estimated below.

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
SCE:
Long-term debt maturities and interest[1]	$16,840	$450	$2,295	$1,123	$12,972
Power purchase agreements:[2]
Renewable energy contracts	16,662	629	1,441	1,561	13,031
Qualifying facility contracts	1,914	361	682	484	387
Other power purchase agreements	6,115	851	1,656	1,054	2,554
Other operating lease obligations[3]	462	71	122	68	201
Purchase obligations:[4]
Nuclear fuel supply contract payments	912	170	152	221	369
Other fuel supply contract payments	236	42	146	48	—
Other contractual obligations[5]	413	32	76	34	271
Employee benefit plans contributions[6]	1,343	212	517	614	—
Total SCE	44,897	2,818	7,087	5,207	29,785
Edison International Parent and Other:
Long-term debt maturities and interest[1]	475	15	30	426	4
Employee benefit plans contributions[6]	143	38	54	51	—
Total Edison International Parent and Other	618	53	84	477	4
Total Edison International[7,8]	$45,515	$2,871	$7,171	$5,684	$29,789

[1]
For additional details, see "Item 8. Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Amount includes interest payments totaling $8.0 billion and $72 million over applicable period of the debt for SCE and Edison International Parent and Other, respectively.

[2]
Certain power purchase agreements entered into with independent power producers are treated as operating or capital leases. At December 31, 2012, minimum operating lease payments for power purchase agreements were $958 million in 2013, $914 million in 2014, $933 million in 2015, $856 million in 2016, $830 million in 2017, and $11.7 billion for the thereafter period. At December 31, 2012, minimum capital lease payments for power purchase agreements were $33 million in 2013, $71 million 2014, $109 million for 2015, $109 million for 2016, $109 million for 2017, and $1.6 billion for the thereafter period (amounts include executory costs and interest of $438 million and $752 million, respectively). For further discussion, see "Item 8. Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[3]
At December 31, 2012, SCE's minimum other operating lease payments were primarily related to vehicles, office space and other equipment. For further discussion, see "Item 8. Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[4]	For additional details, see "Item 8. Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."

[5]	At December 31, 2012, other commitments were primarily related to maintaining reliability and expanding SCE's transmission and distribution system.

[6]
Amount includes estimated contributions to the pension and PBOP plans. The estimated contributions for Edison International and SCE are not available beyond 2017. These amounts represent estimates that are based on assumptions that are subject to change. See "Item 8. Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans" for further information.

[7]
At December 31, 2012, Edison International and SCE had a total net liability recorded for uncertain tax positions of $645 million and $415 million, respectively, which is excluded from the table. Edison International and SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the IRS.

[8]
The contractual obligations table does not include derivative obligations and asset retirement obligations, which are discussed in "Item 8. Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities," and "—Note 2. Property, Plant and Equipment," respectively.

Contingencies
Edison International has a contingency related to the EME Chapter 11 Bankruptcy Filing and SCE has contingencies related to the San Onofre Outage, Inspection and Repair Issues, SED Investigations, Four Corners New Source Review Litigation, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Item 8. Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
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
As of December 31, 2012, SCE had identified 23 material sites for remediation and recorded an estimated minimum liability of $103 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Item 8. Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Edison International's indirect subsidiary, Edison Capital has one remaining leveraged lease investment and also has investments in affordable housing projects that apply the equity method of accounting. These off-balance sheet transactions are not material to Edison International's consolidated financial statements. SCE has variable interests in power purchase contracts with variable interest entities and a variable interest in an unconsolidated trust that issued $475 million (aggregate liquidation preference) of 5.625% trust securities to the public, see "Item 8. Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."
Environmental Developments
For a discussion of environmental developments, see "Item 8. Notes to Consolidated Financial Statements—Note 10. Environmental Developments."
MARKET RISK EXPOSURES
Edison International and SCE's primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows, but are not expected to affect earnings due to expected recovery through regulatory mechanisms. Derivative instruments are used, as appropriate, to manage market risks including market risks of SCE's customers. For a further discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Item 8. Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities" and "—Note 4. Fair Value Measurements."
Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of its financing and short-term investing activities used for liquidity purposes, to fund business operations and to fund capital investments. The nature and amount of Edison International and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Changes in interest rate may impact SCE's authorized rate of return for the period beyond 2013, see "Item 1. Business—Overview of Ratemaking Process—CPUC" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion as of December 31, 2012, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
SCE	$8,828	$10,505	$(407)	$438
Edison International	9,231	10,944	(410)	441
Commodity Price Risk
SCE and its customers are exposed to the risk of a change in the market price of natural gas, electric power and transmission congestion. SCE's hedging program reduces exposure to variability in market prices related to SCE's purchases and sales of electric power and natural gas. SCE expects recovery of its related hedging costs through the ERRA balancing account or CPUC-approved procurement plans, and as a result, exposure to commodity price is not expected to impact earnings, but may impact timing of cash flows. To the extent San Onofre Unit 2 and Unit 3 are not operating, SCE may be exposed to market prices associated with replacement power costs. SCE's hedging program reduces customer exposure to variability in market prices. As part of this program, SCE enters into energy options, swaps, forward arrangements, tolling arrangements, and congestion revenue rights ("CRRs"). The transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans.
Fair Value of Derivative Instruments
With some exceptions, derivative instruments are recorded on the consolidated balance sheets at fair value. Realized gains and losses from derivative instruments are expected to be recovered from or refunded to customers through regulatory mechanisms and, therefore, SCE's fair value changes have no impact on earnings. SCE does not use hedge accounting for these transactions due to this regulatory accounting treatment. For further discussion on fair value measurements and the fair value hierarchy, see "Item 8. Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $851 million and $936 million at December 31, 2012 and 2011, respectively. The following table summarizes the increase or decrease to the fair values of outstanding derivative instruments as of December 31, 2012, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

(in millions)	December 31, 2012
Increase in electricity prices by 10%	$150
Decrease in electricity prices by 10%	(571)
Increase in gas prices by 10%	(396)
Decrease in gas prices by 10%	(65)
Credit Risk
For information related to credit risks, see "Item 8. Notes to Consolidated Financial Statements—Note 6. Derivative Instruments and Hedging Activities."
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. As of December 31, 2012, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	December 31, 2012
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$196	$—	$196
BBB	7	—	7
Not rated[3]	4	(2)	2
Total	$207	$(2)	$205

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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The accounting policies described below are considered critical to obtaining an understanding of Edison International and SCE's consolidated financial statements because their application requires the use of significant estimates and judgments by management in preparing the consolidated financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or, the use of alternative estimates, that could have a material impact on Edison International's results of operations or financial position. For more information on Edison International's accounting policies, see "Item 8. Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."
Rate Regulated Enterprises
Nature of Estimate Required.    SCE follows the accounting principles for rate-regulated enterprises which are required for entities whose rates are set by regulators at levels intended to recover the estimated costs of providing service, plus a return on net investment, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of revenue, these principles allow a cost that would otherwise be charged as an expense by an unregulated entity to be capitalized as a regulatory asset if it is probable that such cost is recoverable through future rates; conversely the principles allow creation of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred.
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
Effect if Different Assumptions Used.    Significant management judgment is required to evaluate the anticipated recovery of regulatory assets, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets and liabilities would have to be written off against current period earnings. At December 31, 2012, the consolidated balance sheets included regulatory assets of $7.0 billion and regulatory liabilities of $5.75 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.

Application to the San Onofre Outage, Inspection and Repair Issues
As described in "Management Overview," San Onofre Unit 2 and Unit 3 have been taken off-line for extensive inspections, testing and analysis of their steam generators. In October 2012, the CPUC issued an Order Instituting Investigation that consolidates all San Onofre issues in related regulatory proceedings and considers appropriate cost recovery for all San Onofre costs, including among other costs, the costs of the steam generator replacement project, substitute market power costs, capital and operations and maintenance costs, and seismic study costs. In parallel with the OII, the 2012 GRC final decision requires SCE to track San Onofre-related costs in a memorandum account subject to refund, beginning January 1, 2012. In connection with the preparation of its year-end financial statements, SCE believes that actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE considers its operating, capital, and market power costs, recoverable through base rates and the ERRA balancing account, as offset by third party recoveries where applicable. SCE cannot provide assurance that either or both Units of San Onofre will be returned to service, that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties. A delay in the restart of San Onofre Unit 2 beyond this summer may impact plans for future operations. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows.
Impairment of Long-Lived Assets
Nature of Estimates Required.    Long-lived assets, including intangible assets, are evaluated for impairment in accordance with applicable authoritative guidance. Authoritative guidance requires that if the undiscounted expected future cash flow from a company's assets or group of assets (without interest charges) is less than its carrying value, asset impairment must be recognized on the financial statements. The impairment charges, if applicable, are calculated as the excess of the asset's carrying value over its fair value, which represents the discounted expected future cash flows attributable to the asset or, in the case of assets expected to be sold, at fair value less costs to sell. Long-lived assets are evaluated for impairment whenever indicators exist or when there is a commitment to sell or dispose of the asset. These evaluations may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses.
Key Assumptions and Approach Used.    The assessment of impairment requires significant management judgment to determine: (1) if an indicator of impairment has occurred, (2) how assets should be grouped, (3) the forecast of undiscounted expected future cash flow over the asset's estimated useful life to determine if an impairment exists, and (4) if an impairment exists, the fair value of the asset or asset group. Factors that are considered important, which could trigger an impairment, include operating losses from a project, projected future operating losses, the financial condition of counterparties, or significant negative industry or economic trends. The determination of fair value requires management to apply judgment in: (1) estimating future prices of energy and capacity in wholesale energy markets and fuel prices that are susceptible to significant change, (2) environmental and maintenance expenditures, and (3) the time period due to the length of the estimated remaining useful lives.
Effect if Different Assumptions Used.    The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change materially if different estimates and assumptions were used to determine the amounts or timing of future revenues, environmental compliance costs or operating expenditures.
Accounting for Contingencies, Guarantees and Indemnities
Nature of Estimates Required.    Edison International and SCE record loss contingencies when management determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. When a guarantee or indemnification subject to authoritative guidance is entered into, Edison International and SCE record a liability for the estimated fair value of the underlying guarantee or indemnification. Gain contingencies are recognized in the financial statements when they are realized.
Key Assumptions and Approach Used.    The determination of a reserve for a loss contingency is based on management judgment and estimates with respect to the likely outcome of the matter, including the analysis of different scenarios. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is a reasonable possibility, Edison International and SCE may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. Edison International and SCE provide disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Some guarantees and indemnifications could have a significant financial impact under certain circumstances, and management also considers the probability of such circumstances occurring when estimating the fair value.
Effect if Different Assumptions Used.    Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the consolidated financial statements. In addition, for guarantees and indemnities actual results may differ from the amounts recorded and disclosed and could have a significant impact on Edison International's and SCE's consolidated financial statements. For a discussion of contingencies, guarantees and indemnities, see "Item 8. Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
Application to Joint Liabilities with EME and its Bankruptcy Proceeding
On December 17, 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the bankruptcy filing and beginning on the Petition Date, Edison International determined that it no longer retains significant influence over EME and accordingly, the assets and liabilities of EME are no longer consolidated with those of Edison International. Edison International Parent has not guaranteed the obligations of EME, however, under the Internal Revenue Code and applicable state statutes, Edison International Parent is jointly liable for qualified retirement plans and Federal and specific state tax liabilities. As a result of the deconsolidation and the existence of joint liabilities, Edison International has recorded liabilities at December 31, 2012 of $80 million for qualified retirement plans related to plan participants of EME and $183 million of liabilities related to joint tax liabilities. Under the qualified plan documents and tax allocation agreements, EME is obligated for such liabilities and, accordingly, Edison International has recorded receivables of $229 million from EME net of amounts recorded in accumulated other comprehensive income of $34 million (related to actuarial losses under the qualified retirement plans).
On December 16, 2012, Edison International, EME and certain of EME's senior unsecured noteholders entered into a Support Agreement as described in Item 8. Notes to the Consolidated Financial Statements—Note 17. If the Support Agreement is approved and implemented, Edison International Parent would not be entitled to receive reimbursement of the net receivable of $46 million and would be obligated to assume certain other retirement liabilities as specified in such agreement (currently estimated at $104 million). If the Support Agreement is not approved, then Edison International Parent would seek recovery of such joint liabilities as part of the EME bankruptcy proceeding. The outcome of the EME bankruptcy proceeding is uncertain. Management judgment was required to assess the collectability of the receivables recorded and outcome of the bankruptcy proceeding. Management concluded that, based on the Support Agreement, it is probable that a loss would be incurred and estimated a loss of $150 million based on the net receivable from the qualified retirement plans and the estimated amounts for specified additional retirement liabilities. The outcome of the EME bankruptcy could result in losses different than the amounts recorded by Edison International and such amounts could be material.
Nuclear Decommissioning–ARO
Nature of Estimate Required.    Regulations by the NRC require SCE to decommission its nuclear power plants which is expected to begin after the plants are no longer licensed to operate. In accordance with authoritative guidance, SCE is required to record an obligation to decommission its nuclear facilities. Nuclear decommissioning costs are recovered in utility rates through contributions that are reviewed every three years by the CPUC. Due to regulatory accounting treatment, nuclear decommissioning activities are not expected to affect SCE earnings.
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

•
Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment, energy and low level radioactive waste burial costs. SCE's current estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 1.8% to 6.9% (depending on the cost element) annually.

•
Timing. Cost estimates are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The operating licenses currently expire in 2022 for San Onofre Units 2 and 3; and 2025, 2026 and 2027 for the Palo Verde Units 1, 2, and 3, respectively. In April 2011, the licenses were extended to 2045, 2046 and 2047 for the Palo Verde units.

•
Spent Fuel Dry Storage Costs. Cost estimates are based on an assumption that the DOE will begin to take spent fuel in 2024, and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2051 and 2053, respectively. Costs for spent fuel monitoring are included until 2051 and 2053, respectively.

•	Changes in decommissioning technology, regulation, and economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.
Effect if Different Assumptions Used.    The ARO for decommissioning SCE's active nuclear facilities was $2.7 billion at December 31, 2012. Changes in the estimated costs or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability and related regulatory asset. The following table illustrates the increase to the ARO and regulatory asset if the escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO and Regulatory Asset at December 31, 2012
Uniform increase in escalation rate of 25 basis points	$154
In December 2012, SCE filed with the CPUC a nuclear decommissioning cost application which includes the 2011 San Onofre and 2010 Palo Verde site-specific decommissioning studies. This application would result in an increase to SCE's estimate of what it would spend to decommission its active nuclear facilities to $10.6 billion. This estimate is based on, among other things, updated the forecast escalation rates ranging from 1.5% to 7.3% annually, and estimated spending for decommissioning through 2055 and 2075 for San Onofre and Palo Verde sites, respectively. If the CPUC approves the studies, the annual trust contributions are expected to increase from approximately $23 million to $41 million in 2014. The ARO for decommissioning SCE's active nuclear facilities is not expected to change significantly. SCE expects final approval of this application by the end of 2013.
Pensions and Postretirement Benefits Other than Pensions
Nature of Estimate Required.    Authoritative accounting guidance requires companies to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as assets and liabilities in the balance sheet; the assets and/or liabilities are normally offset through other comprehensive income (loss). In accordance with authoritative guidance for rate-regulated enterprises, regulatory assets and liabilities are recorded instead of charges and credits to other comprehensive income (loss) for its postretirement benefit plans that are recoverable in utility rates. Edison International and SCE have a fiscal year-end measurement date for all of its postretirement plans.
Key Assumptions of Approach Used.    Pension and other postretirement obligations and the related effects on results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and liability measurement. Additionally, health care cost trend rates are critical assumptions for postretirement health care plans. These critical assumptions are evaluated at least annually. Other assumptions, which require management judgment, such as rates of retirement, mortality and turnover, are evaluated periodically and updated to reflect actual experience.
As of December 31, 2012, Edison International's and SCE's pension plans had a $4.9 billion and $4.4 billion benefit obligation, respectively, and total 2012 expense for these plans was $179 million and $168 million, respectively. As of December 31, 2012, the benefit obligation for both Edison International's and SCE's PBOP plans was $2.5 billion and total 2012 expense for these plans was $53 million and $52 million, respectively. Annual contributions made to most of SCE's pension plans are currently recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.

Edison International and SCE used the following critical assumptions to determine expense for pension and other postretirement benefit for 2012:

(in millions)	Pension Plans	Postretirement Benefits Other than Pensions
Discount rate[1]	4.5%	4.75%
Expected long-term return on plan assets[2]	7.5%	7.0%
Assumed health care cost trend rates[3]	*	9.5%

*	Not applicable to pension plans.

[1]
The discount rate enables Edison International and SCE to state expected future cash flows at a present value on the measurement date. Edison International and SCE select its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows, matching the timing and amount of expected benefit payments. Two corporate yield curves were considered, Citigroup and AON-Hewitt.

[2]
To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 7.0% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 14.9%, 3.1% and 8.7% for the one-year, five-year and ten-year periods ended December 31, 2012, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 13.7%, 2.0%, and 7.2% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

[3]	The health care cost trend rate gradually declines to 5.0% for 2020 and beyond.
Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and will, over time, be recovered from or returned to customers. As of December 31, 2012, this cumulative difference amounted to a regulatory asset of $124 million, meaning that the accounting method has recognized more in expense than the ratemaking method since implementation of authoritative guidance for employers' accounting for pensions in 1987.
As of December 31, 2012, Edison International and SCE had unrecognized pension costs of $1.2 billion and $1.1 billion, respectively, and unrecognized PBOP costs of $526 million and $521 million, respectively, which primarily consisted of the cumulative impact of the reduced discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred costs, $1.0 billion of SCE's pension costs and $521 million of SCE's PBOP costs are recorded as regulatory assets, an offset to the underfunded liabilities of these plans, and will be amortized to expense over the average expected future service of employees.
Edison International's and SCE's pension and PBOP plans are subject to limits established for federal tax deductibility. SCE funds its pension and PBOP plans in accordance with amounts allowed by the CPUC. Executive pension plans and competitive power generation PBOP plans have no plan assets.
Effect if Different Assumptions Used.    Changes in the estimated costs or timing of pension and other postretirement benefit obligations, or the assumptions and judgments used by management underlying these estimates, could have a material effect on the recorded expenses and liabilities. Earnings could be impacted if the CPUC eliminates or modifies the current approved SCE regulatory recovery mechanism.

The following table summarizes the increase or (decrease) to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(464)	$503	$(402)	$431
Change to accumulated benefit obligation for PBOP	(332)	385	(331)	384
A one percentage point increase in the expected rate of return on pension plan assets would decrease both Edison International's and SCE's current year expense by $29 million and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $15 million.
The following table summarizes the increase or (decrease) to accumulated benefit obligation and annual aggregate service and interest costs for PBOP if the health care cost trend rate was changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%
Change to accumulated benefit obligation for PBOP	$276	$(228)	$275	$(227)
Change to annual aggregate service and interest costs	13	(11)	13	(11)
Income Taxes
Nature of Estimates Required.    As part of the process of preparing its consolidated financial statements, Edison International and SCE are required to estimate income taxes for each jurisdiction in which they operate. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Edison International and SCE's consolidated balance sheets, including net operating loss and tax credit carryforwards that can be used to reduce liabilities in future periods.
Edison International and SCE takes certain tax positions they believe are in accordance with the applicable tax laws. However, these tax positions are subject to interpretation by the IRS, state tax authorities and the courts. Edison International and SCE determine uncertain tax positions in accordance with the authoritative guidance.
Key Assumptions and Approach Used.    Accounting for tax obligations requires management judgment. Edison International and SCE's management uses judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained, and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. In assessing uncertain tax positions Edison International and SCE consider, among others, the following factors: the facts and circumstances of the position, regulations, rulings, and case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. Edison International and SCE's management evaluates uncertain tax positions at the end of each reporting period and makes adjustments when warranted based on changes in fact or law.
Application to Net Operating Loss and Tax Carryforwards
At December 31, 2012, Edison International has net operating losses and tax carryforwards of $1.5 billion. Under federal and California tax regulations, a tax deconsolidation of EME in future periods, as expected through the bankruptcy proceeding, would result in EME retaining a portion of such carryforward benefits and reducing the amounts that Edison International would be eligible to use in future periods. As a result, Edison International has recorded a valuation allowance equal to the estimated amount of such benefits as of December 31, 2012 as calculated under the applicable federal and California tax regulations.

Effect if Different Assumptions Used.    Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Edison International and SCE continue to be under audit or subject to audit for multiple years in various jurisdictions. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. A tax liability has been recorded with respect to tax positions in which the outcome is uncertain and the effect is estimable. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated.
The amount of the valuation allowance recorded by Edison International at December 31, 2012 of $1.0 billion may change as a result of developments in the EME bankruptcy. Factors that may increase or decrease the amount of the valuation allowance include: taxable income of Edison International and use of net operating loss or tax credit carryforwards, the period of time that EME continues to be consolidated with Edison International for income tax purposes, changes in tax regulations, and other factors that impact the utilization of such tax attributes. The impact of these items is uncertain and may have a material impact of the amount of the valuation allowance recorded at December 31, 2012. See "Item 8. Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a further discussion on income taxes.

NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Item 8. Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 7A is included in the MD&A under the headings "Market Risk Exposures"
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

(This page has been left blank intentionally.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Edison International
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Edison International and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities as of January 1, 2010.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of Southern California Edison Company
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Southern California Edison Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities as of January 1, 2010.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2013

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2012	2011	2010
Electric utility	$11,848	$10,574	$9,980
Other	14	14	16
Total operating revenue	11,862	10,588	9,996
Fuel	308	367	363
Purchased power	3,831	2,989	2,930
Operation and maintenance	3,904	3,718	3,608
Depreciation, decommissioning and amortization	1,562	1,427	1,274
(Gain) loss on sale of assets, disallowances and other	(28)	26	2
Total operating expenses	9,577	8,527	8,177
Operating income	2,285	2,061	1,819
Interest and dividend income	10	6	10
Equity in income from unconsolidated affiliates, net	1	—	2
Other income	138	141	141
Interest expense	(521)	(485)	(440)
Other expenses	(52)	(55)	(53)
Income from continuing operations before income taxes	1,861	1,668	1,479
Income tax expense	267	568	335
Income from continuing operations	1,594	1,100	1,144
Income (loss) from discontinued operations, net of tax	(1,686)	(1,078)	164
Net income (loss)	(92)	22	1,308
Dividends on preferred and preference stock of utility	91	59	52
Net income (loss) attributable to Edison International common shareholders	$(183)	$(37)	$1,256
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$1,503	$1,041	$1,092
Income (loss) from discontinued operations, net of tax	(1,686)	(1,078)	164
Net income (loss) attributable to Edison International common shareholders	$(183)	$(37)	$1,256
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326
Continuing operations	$4.61	$3.20	$3.34
Discontinued operations	(5.17)	(3.31)	0.50
Total	$(0.56)	$(0.11)	$3.84
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	330	329	329
Continuing operations	$4.55	$3.17	$3.32
Discontinued operations	(5.11)	(3.28)	0.50
Total	$(0.56)	$(0.11)	$3.82
Dividends declared per common share	$1.3125	$1.285	$1.265

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2012	2011	2010
Net income (loss)	$(92)	$22	$1,308
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during the period, net of income tax expense (benefit) of $32, $(14) and $(22) for the years ended December 31, 2012, 2011 and 2010, respectively	15	(21)	(23)
Amortization of net (gain) loss included in net income (loss), net of income tax expense (benefit) of $(2), $5 and $4 for the years ended December 31, 2012, 2011 and 2010, respectively	(2)	8	6
Prior service cost (credit) arising during the period, net of income tax expense (benefit) of $1 and $(4) for the years ended December 31, 2012 and 2010, respectively	2	—	(6)
Amortization of prior service cost (credit) included in net income (loss), net of income tax expense of $2 for the year ended December 31, 2012	3	—	(1)
Unrealized gain (loss) on derivatives qualified as cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of income tax expense (benefit) of $(15), $(7) and $37 for the years ended December 31, 2012, 2011 and 2010, respectively	(21)	(12)	55
Reclassification adjustments included in net income (loss), net of income tax expense (benefit) of $37, $(25) and $(96) for the years ended December 31, 2012, 2011 and 2010, respectively	55	(38)	(144)
Other comprehensive income (loss)	52	(63)	(113)
Comprehensive income (loss)	(40)	(41)	1,195
Less: Comprehensive income attributable to noncontrolling interests	91	59	52
Comprehensive income (loss) attributable to Edison International	$(131)	$(100)	$1,143

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2012	2011
ASSETS
Cash and cash equivalents	$170	$169
Receivables, less allowances of $75 for uncollectible accounts at both dates	762	768
Accrued unbilled revenue	550	519
Inventory	340	350
Prepaid taxes	22	88
Derivative assets	129	65
Margin and collateral deposits	8	17
Regulatory assets	572	494
Other current assets	119	73
Assets of discontinued operations	—	1,941
Total current assets	2,672	4,484
Nuclear decommissioning trusts	4,048	3,592
Investments in unconsolidated affiliates	2	2
Other investments	184	211
Total investments	4,234	3,805
Utility property, plant and equipment, less accumulated depreciation of $7,424 and $6,894 at respective dates	30,200	27,569
Nonutility property, plant and equipment, less accumulated depreciation of $123 and $113 at respective dates	73	75
Total property, plant and equipment	30,273	27,644
Derivative assets	85	70
Restricted deposits	4	3
Regulatory assets	6,422	5,466
Other long-term assets	704	486
Total long-term assets	7,215	6,025
Assets of discontinued operations	—	6,081

Total assets	$44,394	$48,039

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2012	2011
LIABILITIES AND EQUITY
Short-term debt	$175	$429
Accounts payable	1,423	1,321
Accrued taxes	61	49
Accrued interest	176	172
Customer deposits	193	199
Derivative liabilities	126	266
Regulatory liabilities	536	670
Deferred income taxes	64	89
Other current liabilities	990	794
Liabilities of discontinued operations	—	359
Total current liabilities	3,744	4,348
Long-term debt	9,231	8,834
Deferred income taxes	6,127	5,065
Deferred investment tax credits	104	84
Customer advances	149	138
Derivative liabilities	939	456
Pensions and benefits	2,614	2,715
Asset retirement obligations	2,782	2,610
Regulatory liabilities	5,214	4,670
Other deferred credits and other long-term liabilities	2,299	1,839
Total deferred credits and other liabilities	20,228	17,577
Liabilities of discontinued operations	—	6,194
Total liabilities	33,203	36,953
Commitments and contingencies (Note 9)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,373	2,360
Accumulated other comprehensive loss	(87)	(139)
Retained earnings	7,146	7,834
Total Edison International's common shareholders' equity	9,432	10,055
Preferred and preference stock of utility	1,759	1,029
Other noncontrolling interests	—	2
Total noncontrolling interests	1,759	1,031
Total equity	11,191	11,086
Total liabilities and equity	$44,394	$48,039

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Years ended December 31,
(in millions)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(92)	$22	$1,308
Less: Income (loss) from discontinued operations	(1,686)	(1,078)	164
Income from continuing operations	1,594	1,100	1,144
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,562	1,427	1,274
Regulatory impacts of net nuclear decommissioning trust earnings	192	146	189
Other amortization	72	133	106
(Gain) loss on sale of assets, disallowances and other	(29)	21	2
Stock-based compensation	33	26	24
Equity in income from unconsolidated affiliates	(1)	—	(2)
Distributions from unconsolidated affiliates	—	—	1
Deferred income taxes and investment tax credits	141	708	966
Income from leveraged leases	(5)	(5)	(5)
Proceeds from U.S. treasury grants	68	—	—
Changes in operating assets and liabilities:
Receivables	(13)	(46)	(195)
Inventory	10	(18)	(11)
Margin and collateral deposits, net of collateral received	38	7	2
Prepaid taxes	156	29	(251)
Other current assets	(76)	(88)	(98)
Accounts payable	14	45	2
Accrued taxes	33	5	(127)
Other current liabilities	152	(32)	125
Derivative assets and liabilities, net	262	382	(62)
Regulatory assets and liabilities, net	(314)	(1,080)	278
Other assets	(222)	(128)	(62)
Other liabilities	304	649	(427)
Operating cash flows from continuing operations	3,971	3,281	2,873
Operating cash flows from discontinued operations, net	(637)	625	604
Net cash provided by operating activities	3,334	3,906	3,477
Cash flows from financing activities:
Long-term debt issued	395	896	1,535
Long-term debt issuance costs	(4)	(9)	(19)
Long-term debt repaid	(6)	(14)	(348)
Bonds purchased	—	(86)	—
Preference stock issued, net	804	123	—
Preference stock redeemed	(75)	—	—
Short-term debt financing, net	(264)	410	(66)
Settlements of stock-based compensation, net	(68)	(15)	(13)
Dividends to noncontrolling interests	(82)	(59)	(52)
Dividends paid	(424)	(417)	(411)
Financing cash flows from continuing operations	276	829	626
Financing cash flows from discontinued operations, net	374	278	427
Net cash provided by financing activities	$650	$1,107	$1,053

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International
	Years ended December 31,
(in millions)	2012	2011	2010
Cash flows from investing activities:
Capital expenditures	$(4,149)	$(4,122)	$(3,780)
Proceeds from sale of nuclear decommissioning trust investments	2,122	2,773	1,432
Purchases of nuclear decommissioning trust investments and other	(2,337)	(2,940)	(1,651)
Proceeds from sale of interest in project, net	114	—	—
Proceeds from partnerships and unconsolidated subsidiaries, net of investment	(4)	5	18
Customer advances for construction and other investments	8	29	10
Effect of deconsolidation of variable interest entities	—	—	(92)
Investing cash flows from continuing operations	(4,246)	(4,255)	(4,063)
Investing cash flows from discontinued operations, net	(1,037)	(678)	(751)
Net cash used by investing activities	(5,283)	(4,933)	(4,814)
Net (decrease) increase in cash and cash equivalents	(1,299)	80	(284)
Cash and cash equivalents at beginning of year	1,469	1,389	1,673
Cash and cash equivalents at end of year	170	1,469	1,389
Cash and cash equivalents from discontinued operations	—	1,300	1,075
Cash and cash equivalents from continuing operations	$170	$169	$314

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity						Edison International

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2009	$2,304	$37	$7,500	$9,841	$258	$907	$11,006
Net income (loss)	—	—	1,256	1,256	—	52	1,308
Other comprehensive loss	—	(113)	—	(113)	—	—	(113)
Deconsolidation of variable interest entities	—	—	—	—	(249)	—	(249)
Cumulative effect of a change in accounting principle, net of tax	—	—	15	15	—	—	15
Common stock dividends declared ($1.265 per share)	—	—	(412)	(412)	—	—	(412)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(5)	(52)	(57)
Stock-based compensation, net	8	—	(24)	(16)	—	—	(16)
Noncash stock-based compensation and other	19	—	(7)	12	—	—	12
Balance at December 31, 2010	$2,331	$(76)	$8,328	$10,583	$4	$907	$11,494
Net income (loss)	—	—	(37)	(37)	—	59	22
Other comprehensive loss	—	(63)	—	(63)	—	—	(63)
Common stock dividends declared ($1.285 per share)	—	—	(419)	(419)	—	—	(419)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(2)	(59)	(61)
Stock-based compensation and other	14	—	(34)	(20)	—	—	(20)
Noncash stock-based compensation and other	30	—	(4)	26	—	(1)	25
Purchase of noncontrolling interests	(15)	—	—	(15)	—	—	(15)
Issuance of preference stock	—	—	—	—	—	123	123
Balance at December 31, 2011	$2,360	$(139)	$7,834	$10,055	$2	$1,029	$11,086
Net income (loss)	—	—	(183)	(183)	—	91	(92)
Other comprehensive income	—	52	—	52	—	—	52
Transfer of assets to Capistrano Wind Partners	(21)	—	—	(21)	—	—	(21)
Common stock dividends declared ($1.3125 per share)	—	—	(428)	(428)	—	—	(428)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	(2)	(91)	(93)
Stock-based compensation and other	(3)	—	(77)	(80)	—	—	(80)
Noncash stock-based compensation and other	37	—	1	38	—	—	38
Issuance of preference stock	—	—	—	—	—	804	804
Redemption of preference stock	—	—	(1)	(1)	—	(74)	(75)
Balance at December 31, 2012	$2,373	$(87)	$7,146	$9,432	$—	$1,759	$11,191

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2012	2011	2010
Operating revenue	$11,851	$10,577	$9,983
Fuel	308	367	363
Purchased power	3,831	2,989	2,930
Operation and maintenance	3,544	3,387	3,291
Depreciation, decommissioning and amortization	1,562	1,426	1,273
Property and other taxes	295	285	263
Disallowances and other	32	—	(1)
Total operating expenses	9,572	8,454	8,119
Operating income	2,279	2,123	1,864
Interest income	7	5	7
Other income	137	135	141
Interest expense	(499)	(463)	(429)
Other expenses	(50)	(55)	(51)
Income before income taxes	1,874	1,745	1,532
Income tax expense	214	601	440
Net income	1,660	1,144	1,092
Less: Dividends on preferred and preference stock	91	59	52
Net income available for common stock	$1,569	$1,085	$1,040

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2012	2011	2010
Net income	$1,660	$1,144	$1,092
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during period, net of income tax benefit of $6, $2 and $6 for 2012, 2011 and 2010, respectively	(9)	(3)	(9)
Amortization of net loss included in net income, net of income tax expense of $3, $2 and $2 for 2012, 2011 and 2010, respectively	4	4	3
Comprehensive income attributable to SCE	$1,655	$1,145	$1,086

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2012	2011
ASSETS
Cash and cash equivalents	$45	$57
Receivables, less allowances of $75 for uncollectible accounts at both dates	755	760
Accrued unbilled revenue	550	519
Inventory	340	350
Prepaid taxes	48	278
Derivative assets	129	65
Regulatory assets	572	494
Other current assets	123	89
Total current assets	2,562	2,612
Nuclear decommissioning trusts	4,048	3,592
Other investments	116	93
Total investments	4,164	3,685
Utility property, plant and equipment, less accumulated depreciation of $7,424 and $6,894 at respective dates	30,200	27,569
Nonutility property, plant and equipment, less accumulated depreciation of $117 and $107 at respective dates	70	73
Total property, plant and equipment	30,270	27,642
Derivative assets	85	70
Regulatory assets	6,422	5,815
Other long-term assets	531	491
Total long-term assets	7,038	6,376

Total assets	$44,034	$40,315

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2012	2011
LIABILITIES AND EQUITY
Short-term debt	$175	$419
Accounts payable	1,297	1,319
Accrued taxes	72	49
Accrued interest	172	167
Customer deposits	193	199
Derivative liabilities	126	266
Regulatory liabilities	536	670
Deferred income taxes	81	89
Other current liabilities	861	670
Total current liabilities	3,513	3,848
Long-term debt	8,828	8,431
Deferred income taxes	6,669	5,781
Deferred investment tax credits	104	84
Customer advances	149	138
Derivative liabilities	939	805
Pensions and benefits	2,245	2,461
Asset retirement obligations	2,782	2,610
Regulatory liabilities	5,214	4,670
Other deferred credits and other long-term liabilities	1,848	1,529
Total deferred credits and other liabilities	19,950	18,078
Total liabilities	32,291	30,357
Commitments and contingencies (Note 9)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	581	596
Accumulated other comprehensive loss	(29)	(24)
Retained earnings	7,228	6,173
Total common shareholder's equity	9,948	8,913
Preferred and preference stock	1,795	1,045
Total equity	11,743	9,958
Total liabilities and equity	$44,034	$40,315

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$1,660	$1,144	$1,092
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,562	1,426	1,273
Regulatory impacts of net nuclear decommissioning trust earnings	192	146	189
Other amortization	71	132	106
Disallowances and other	32	—	(1)
Stock-based compensation	18	16	17
Deferred income taxes and investment tax credits	256	852	973
Proceeds from U.S. treasury grants	68	—	—
Changes in operating assets and liabilities:
Receivables	(23)	(44)	(25)
Inventory	10	(18)	(11)
Margin and collateral deposits, net of collateral received	38	7	2
Prepaid taxes	230	(110)	(135)
Other current assets	(73)	(87)	(101)
Accounts payable	(9)	11	(166)
Accrued taxes	24	4	36
Other current liabilities	149	(33)	118
Derivative assets and liabilities, net	(86)	730	(43)
Regulatory assets and liabilities, net	34	(1,428)	278
Other assets	(54)	(180)	(10)
Other liabilities	(13)	693	(206)
Net cash provided by operating activities	4,086	3,261	3,386
Cash flows from financing activities:
Long-term debt issued	395	896	1,135
Long-term debt issuance costs	(4)	(9)	(16)
Long-term debt repaid	(6)	(14)	(259)
Bonds purchased	—	(86)	—
Preference stock issued, net	804	123	—
Preference stock redeemed	(75)	—	—
Short-term debt financing, net	(250)	419	—
Settlements of stock-based compensation, net	(57)	(10)	(5)
Dividends paid	(551)	(520)	(352)
Net cash provided by financing activities	256	799	503
Cash flows from investing activities:
Capital expenditures	(4,149)	(4,122)	(3,780)
Proceeds from sale of nuclear decommissioning trust investments	2,122	2,773	1,432
Purchases of nuclear decommissioning trust investments and other	(2,337)	(2,940)	(1,651)
Customer advances for construction and other investments	10	29	(3)
Effect of deconsolidation of variable interest entities	—	—	(92)
Net cash used by investing activities	(4,354)	(4,260)	(4,094)
Net decrease in cash and cash equivalents	(12)	(200)	(205)
Cash and cash equivalents, beginning of year	57	257	462
Cash and cash equivalents, end of year	$45	$57	$257

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Preferred and Preference Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$2,168	$551	$(19)	$4,746	$920	$349	$8,715
Net income	—	—	—	1,092	—	—	1,092
Other comprehensive loss	—	—	(6)	—	—	—	(6)
Deconsolidation of variable interest entities	—	—	—	—	—	(349)	(349)
Dividends declared on common stock	—	—	—	(200)	—	—	(200)
Dividends declared on preferred and preference stock	—	—	—	(52)	—	—	(52)
Stock-based compensation and other	—	4	—	(9)	—	—	(5)
Noncash stock-based compensation and other	—	17	—	(5)	—	—	12
Balance at December 31, 2010	$2,168	$572	$(25)	$5,572	$920	$—	$9,207
Net income	—	—	—	1,144	—	—	1,144
Other comprehensive income	—	—	1	—	—	—	1
Dividends declared on common stock	—	—	—	(461)	—	—	(461)
Dividends declared on preferred and preference stock	—	—	—	(59)	—	—	(59)
Stock-based compensation and other	—	11	—	(21)	—	—	(10)
Noncash stock-based compensation and other	—	15	—	(2)	—	—	13
Issuance of preference stock	—	(2)	—	—	125	—	123
Balance at December 31, 2011	$2,168	$596	$(24)	$6,173	$1,045	$—	$9,958
Net income	—	—	—	1,660	—	—	1,660
Other comprehensive loss	—	—	(5)	—	—	—	(5)
Dividends declared on common stock	—	—	—	(469)	—	—	(469)
Dividends declared on preferred and preference stock	—	—	—	(91)	—	—	(91)
Stock-based compensation and other	—	(13)	—	(44)	—	—	(57)
Noncash stock-based compensation and other	—	18	—	—	—	—	18
Issuance of preference stock	—	(21)	—	—	825	—	804
Redemption of preference stock	—	1	—	(1)	(75)	—	(75)
Balance at December 31, 2012	$2,168	$581	$(29)	$7,228	$1,795	$—	$11,743

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses related to the delivery or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries, including EME. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission ("CPUC") and the Federal Energy Regulatory Commission ("FERC"). SCE applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on capital. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these principles require an incurred cost that would otherwise be charged to expense by a nonregulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred. SCE assesses, at the end of each reporting period, whether regulatory assets are probable of future recovery. See Note 14 for composition of regulatory assets and liabilities.
Edison International consolidates subsidiaries in which it has a controlling interest and variable interest entities ("VIEs") in which it is the primary beneficiary. As discussed below, effective December 17, 2012, Edison International has reflected its ownership interest in EME utilizing the cost method of accounting. Edison International generally uses the equity method to account for other significant interests in (1) partnerships and subsidiaries in which it owns a significant but less than controlling interest and (2) VIEs in which it is not the primary beneficiary.
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
Except as indicated, amounts in the notes to the consolidated financial statements relate to continuing operations of Edison International.
EME Chapter 11 Filing and Discontinued Operations
On December 17, 2012 (the "Petition Date"), EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court").
Under accounting principles generally accepted in the United States of America, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization and bankruptcy represent conditions that can preclude consolidation in instances where control rests with an entity other than the majority owner. In anticipation of EME's Chapter 11 filing, Edison International's representatives, who previously served on the EME Board of Directors, resigned. EME and those subsidiaries in Chapter 11 proceedings retain control of their assets and are authorized to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Edison International determined that it no longer retains significant influence over the ongoing operations of EME.

Edison International anticipates that the Bankruptcy Court will approve a plan of reorganization in which Edison International ceases to have any ownership interest as provided in the Transaction Support Agreement that was entered into by EME, Edison International and certain of EME's senior unsecured noteholders named therein on December 16, 2012 (the "Support Agreement"). As a result of the bankruptcy filing, Edison International no longer consolidates the earnings and losses of EME or its subsidiaries effective December 17, 2012 and has reflected its ownership interest in EME utilizing the cost method of accounting prospectively, under which Edison International's investment in EME is reflected as a single amount on the Consolidated Balance Sheet of Edison International at December 31, 2012. Furthermore, Edison International has recorded a full impairment of the investment in EME as a result of the deconsolidation of EME, recognition of losses previously deferred in accumulated other comprehensive income, a provision for losses from the EME bankruptcy and estimated tax impacts related to the expected future tax deconsolidation and separation of EME from Edison International. The aggregate impact of these matters resulted in an after tax charge of $1.3 billion during the fourth quarter of 2012. In addition, for the reasons described above, Edison International considers EME to be an abandoned asset under generally accepted accounting principles, and, as a result, the operations of EME prior to December 17, 2012 and for all prior years, are reflected as discontinued operations in the consolidated financial statements. See Note 17 for further information related to these bankruptcy proceedings.
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of 3 months or less. The cash equivalents were as follows:

	Edison International		SCE
	December 31,
(in millions)	2012	2011	2012	2011
Money market funds	$107	$114	$5	$21
Cash is temporarily invested until required for check clearing from the primary disbursement accounts. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	December 31,
(in millions)	2012	2011	2012	2011
Cash reclassified to accounts payable	$247	$220	$242	$220
Restricted Cash and Cash Equivalents, and Restricted Deposits
Edison International restricted cash and cash equivalents at December 31, 2012 and 2011 was $4 million and $3 million, respectively, primarily related to outstanding letters of credit.
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are provided based upon a variety of factors, including historical amounts written-off, current economic conditions and assessment of customer collectability.
Inventory
Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory consisted of the following:

	December 31,
(in millions)	2012	2011
Materials, supplies and spare parts	$319	$326
Fuel	21	24
Total inventory	$340	$350

Renewable Energy Credits
Renewable energy certificates or credits ("RECs") represent rights established by governmental agencies for the environmental, social, and other nonpower qualities of renewable electricity generation. A REC, and its associated attributes and benefits, can be sold separately from the underlying physical electricity associated with a renewable-based generation source in certain markets.
Retail sellers of electricity obtain RECs through renewable power purchase agreements, internal generation or separate purchases in the market to comply with renewables portfolio standards established in certain such governmental agencies. RECs are the mechanism used to verify renewables portfolio standards compliance and are recognized at the lower of weighted-average cost or market when amounts purchased are in excess of the amounts needed to comply with RPS requirements. The cost of purchased RECs is recoverable as part of the cost of purchased power.
Property, Plant and Equipment
Plant additions, including replacements and betterments, are capitalized. SCE capitalizes as part of plant additions direct material and labor and indirect costs such as construction overhead, administrative and general costs, pension and benefits, and property taxes. The CPUC authorizes a rate for each of the indirect costs which are allocated to each project based on either labor or total costs. In addition, allowance for funds used during construction ("AFUDC") is capitalized by SCE for certain projects.
Estimated useful lives (authorized by the CPUC) and weighted-average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted-Average Useful Lives
Generation plant	12 years to 70 years	38 years
Distribution plant	30 years to 60 years	37 years
Transmission plant	35 years to 65 years	46 years
General and Other plant	5 years to 60 years	23 years
Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 4.3%, 4.3% and 4.1% for 2012, 2011 and 2010, respectively. Replaced or retired property costs are charged to the accumulated provision for depreciation. Cash payments for removal costs less salvage reduce the liability for asset retirement obligations ("AROs").
Nuclear fuel is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Nuclear fuel is amortized using the units of production method.
AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $96 million, $96 million and $100 million in 2012, 2011 and 2010, respectively. AFUDC debt was $40 million, $42 million and $41 million in 2012, 2011 and 2010, respectively.
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
Major Maintenance
Certain of SCE's power plant facilities and equipment require periodic major maintenance. These costs are expensed as incurred.

Asset Retirement Obligations
The fair value of a liability for an ARO is recorded in the period in which it is incurred, including a liability for the fair value of a conditional ARO, if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. When an ARO liability is initially recorded, SCE capitalizes the cost by increasing the carrying amount of the related long-lived asset. For each subsequent period, the liability is increased for accretion expense and the capitalized cost is depreciated over the useful life of the related asset. A reconciliation of the changes in SCE's ARO liability is as follows:

	December 31,
(in millions)	2012	2011
Beginning balance	$2,610	$2,507
Accretion expense	161	62
Revisions	12	42
Liabilities settled	(1)	(1)
Ending balance	$2,782	$2,610
AROs related to decommissioning of SCE's nuclear power facilities are based on site-specific studies conducted as part of each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP"). The initial establishment of a nuclear-related ARO is at fair value. Subsequent layers of an ARO are established for updated site-specific decommissioning cost estimates as approved by the CPUC in the NDCTP. SCE adjusts its nuclear decommissioning obligation into a nuclear-related ARO regulatory asset and also records an ARO regulatory liability as a result of timing differences between the recognition of costs and the recovery of costs through the ratemaking process. Once a Commission decision is rendered, a revised ARO layer reflecting the updated cost estimate is established and accreted over the lives of San Onofre and Palo Verde. The total ARO liabilities related to San Onofre and Palo Verde were $2.7 billion and $2.5 billion at December 31, 2012 and 2011, respectively. For further discussion, see "Nuclear Decommissioning" below and Notes 4 and 15.
Impairment of Long-Lived Assets
Impairments of long-lived assets are evaluated based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such investments or assets may not be recoverable. If the carrying amount of a long-lived asset exceeds expected future cash flows, undiscounted and without interest charges, an impairment loss is recognized in the amount of the excess of fair value over the carrying amount. Fair value is determined via market, cost and income based valuation techniques, as appropriate. SCE's impaired assets are recorded as a regulatory asset if it is deemed probable that such amounts will be recovered from customers.
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
Capital leases are reported as long-term obligations on the consolidated balance sheets in "Other deferred credits and other long-term liabilities." As a rate-regulated enterprise, SCE's capital lease amortization expense and interest expense are reflected in "Purchased power" on the consolidated statements of income.
Nuclear Decommissioning
SCE plans to decommission its nuclear generating facilities by a prompt removal method authorized by the Nuclear Regulatory Commission (“NRC”). Decommissioning is expected to begin after expiration of the plants' operating licenses. The plants' operating licenses are currently set to expire in 2022 for San Onofre Units 2 and 3 and 2045, 2046 and 2047 for Palo Verde units 1, 2 and 3, respectively. Decommissioning costs, which are recovered through non-bypassable customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense, with a corresponding credit to the ARO regulatory liability. Amortization of the ARO asset (included within the unamortized nuclear investment) and accretion of the ARO liability are deferred as increases to the ARO regulatory liability account, resulting in no impact on earnings.

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
Deferred Financing Costs
Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $228 million and $249 million at December 31, 2012 and 2011, respectively, reflected in "Regulatory assets" in the long-term section of the consolidated balance sheets. Edison International and SCE had unamortized debt issuance costs of $73 million and $67 million at December 31, 2012, respectively, and $63 million and $60 million at December 31, 2011, respectively, reflected in "Other long-term assets" on the consolidated balance sheets. Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE
	December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Amortization of deferred financing costs charged to interest expense	$30	$34	$30	$29	$33	$30
Revenue Recognition
Revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period and reflected in "Electric utility revenue" on the consolidated income statements. Rates charged to customers are based on CPUC and FERC-authorized revenue requirements. CPUC rates are implemented subsequent to final approval. In November 2012, the CPUC issued a final decision in SCE's 2012 GRC, authorizing a base rate revenue requirement of approximately $5.7 billion which results in an increase of approximately $470 million over 2011 authorized revenue, excluding revenues related to refueling outages. Beginning in 2012, SCE implemented, subject to refund, a formula rate for its FERC jurisdiction base transmission revenue requirement. Under operation of the formula rate, transmission revenues will be trued-up to actual cost of service annually. At December 31, 2012, revenue collected in excess of recognized revenues under the proposed formula rate was $106 million.
CPUC and FERC rates decouple authorized revenue from the volume of electricity sales. Differences between amounts collected and authorized levels are either collected from or refunded to customers, and therefore, SCE earns revenue equal to amounts authorized.
SCE remits to the California Department of Water Resources ("CDWR"), and does not recognize as revenue the amounts that SCE bills and collects from its customers for electric power purchased and sold by the CDWR to SCE's customers, as well as CDWR-bond-related costs and a portion of direct access exit fees. Power purchased by the CDWR for these long-term contracts are not considered a cost to SCE because SCE is acting as a limited agent to CDWR for these transactions. The amounts collected and remitted to CDWR were $44 million, $1.1 billion and $1.2 billion in 2012, 2011 and 2010, respectively. All power contracts that CDWR allocated to SCE had expired by the end of 2011. The bond-related charges and direct access exit fees continue until 2022.

Power Purchase Agreements
SCE, generally as the purchaser, enters into power purchase agreements in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity. Under this classification, the power purchase agreement is evaluated to determine if SCE is the primary beneficiary in the variable interest entity, in which case, such entity would be consolidated. None of SCE's power purchase agreements resulted in consolidation of a variable interest entity at December 31, 2012 and 2011. See Note 3 for further discussion of power purchase agreements that are considered variable interests.
A power purchase agreement may also contain a lease for accounting purposes. This generally occurs when a power purchase agreement (signed or modified after June 30, 2003) designates a specific power plant in which the buyer purchases substantially all of the output and does not otherwise meet a fixed price per unit of output exception. SCE has a number of power purchase agreements that contain leases. SCE's recognition of lease expense conforms to the ratemaking treatment for SCE's recovery of the cost of electricity and is recorded in purchased power. These agreements are classified as operating leases as electricity is delivered at rates defined in power sales agreements. See Note 9 for further discussion of SCE's power purchase agreements, including agreements that are classified as capital leases for accounting purposes.
A power purchase agreement that does not contain a lease may be classified as a derivative subject to a normal purchase and sale exception, in which case the power purchase agreement is classified as an executory contract and accounted for on an accrual basis. Most of SCE's QF contracts are not required to be recorded on the consolidated balance sheets because they either do not meet the definition of a derivative or meet the normal purchase and sale exception. However, SCE purchases power from certain QFs in which the contract pricing is based on a natural gas index, but the power is not generated with natural gas. These contracts are not eligible for the normal purchase and sale exception and are recorded as a derivative on the consolidated balance sheets at fair value. See Note 6 for further information on derivatives and hedging activities.
Power purchase agreements that do not meet the above classifications are accounted for on an accrual basis.
Derivative Instruments and Hedging Activities
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The normal purchases and sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Realized gains and losses from SCE's derivative instruments are expected to be recovered from or refunded to customers through regulatory mechanisms and, therefore, SCE's fair value changes have no impact on purchased-power expenses or earnings. SCE does not use hedge accounting for derivative transactions due to regulatory accounting treatment.
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
Sales and Use Taxes
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis and reflected in electric utility revenue and other operation and maintenance expense. SCE's franchise fees billed to customers and recorded as electric utility revenue were $98 million, $101 million and $102 million in 2012, 2011 and 2010, respectively. When SCE acts as an agent and when the tax is not required to be remitted as not having been collected from the customer, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.

Stock-Based Compensation
Stock options, performance shares, deferred stock units and restricted stock units have been granted under Edison International long-term incentive compensation programs. Generally, Edison International does not issue new common stock for settlement of equity awards. Rather, a third party is used to purchase shares from the market and delivery for settlement of option exercises, performance shares and restricted stock units. Performance shares earned are settled half in cash and half in common stock; however, Edison International has discretion under certain of the awards to pay the half subject to cash settlement in common stock. Deferred stock units granted to management are settled in cash and represent a liability. Restricted stock units are settled in common stock; however, Edison International will substitute cash awards to the extent necessary to pay tax withholding or any government levies.
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards granted to retirement-eligible participants stock compensation expenses is recognized on a prorated basis over the initial year or over the period between the date of grant and the date the participant first becomes eligible for retirement.
SCE Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% on a 13-month weighted average basis. At December 31, 2012, SCE's 13-month weighted-average common equity component of total capitalization was 48.6% resulting in a restriction on SCE's net assets of $11.6 billion. At December 31, 2012, the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $125 million.
Earnings Per Share
Edison International computes earnings per share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards payable in common shares, including stock options, performance shares and restricted stock units, which earn dividend equivalents on an equal basis with common shares. Stock options awarded during the period 2003 through 2006 received dividend equivalents. EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions)	2012	2011	2010
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders, net of tax	$1,503	$1,041	$1,092
Participating securities dividends	—	—	(5)
Income from continuing operations available to common shareholders	$1,503	$1,041	$1,087
Weighted average common shares outstanding	326	326	326
Basic earnings per share – continuing operations	$4.61	$3.20	$3.34
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$1,503	$1,041	$1,087
Income impact of assumed conversions	(1)	(1)	5
Income from continuing operations available to common shareholders and assumed conversions	$1,502	$1,040	$1,092
Weighted average common shares outstanding	326	326	326
Incremental shares from assumed conversions	4	3	3
Adjusted weighted average shares – diluted	330	329	329
Diluted earnings per share – continuing operations	$4.55	$3.17	$3.32
Stock-based compensation awards to purchase 7,492,552, 5,847,094 and 5,981,090 shares of common stock for the years ended December 31, 2012, 2011 and 2010, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.

Income Taxes
Edison International and SCE estimate their income taxes for each jurisdiction in which they operate. This involves estimating current period tax expense along with assessing temporary differences resulting from differing treatment of items (such as depreciation) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are deferred and amortized to income tax expense over the lives of the properties or the term of the power purchase agreement of the respective project while production tax credits are recognized in income tax expense in the period in which they are earned.
Interest income, interest expense and penalties associated with income taxes are reflected in "Income tax expense" on the consolidated statements of income.
Edison International's eligible subsidiaries are included in Edison International's consolidated federal income tax and combined state tax returns. Edison International has tax-allocation and payment agreements with certain of its subsidiaries. For subsidiaries other than SCE, the right of a participating subsidiary to receive or make a payment and the amount and timing of tax-allocation payments are dependent on the inclusion of the subsidiary in the consolidated income tax returns of Edison International and other factors including the consolidated taxable income of Edison International and its includible subsidiaries, the amount of taxable income or net operating losses and other tax items of the participating subsidiary, as well as the other subsidiaries of Edison International. There are specific procedures regarding allocations of state taxes. Each subsidiary is eligible to receive tax-allocation payments for its tax losses or credits only at such time as Edison International and its subsidiaries generate sufficient taxable income to be able to utilize the participating subsidiary's losses in the consolidated income tax return of Edison International. Pursuant to an income tax-allocation agreement approved by the CPUC, SCE's tax liability is computed as if it filed its federal and state income tax returns on a separate return basis.
EME continues to be consolidated with Edison International for federal income tax purposes and certain state jurisdictions until such time that Edison International's ownership is less than 80% or other events occur that require deconsolidation for tax purposes. Under the tax-allocation agreements applicable to EME, tax allocation payments or receipts continue to be determined under these agreements through 2013; provided however, such period shall be extended to 2014 in the event that the Plan Support Agreement is approved by the bankruptcy court within 150 days of the filing. See Note 17 for further information.
New Accounting Guidance
Accounting Guidance Adopted in 2012
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update modifying the fair value measurement and disclosure guidance. This guidance prohibits grouping of financial instruments for purposes of fair value measurement and requires the value be based on the individual security. This amendment also results in new disclosures primarily related to Level 3 measurements including quantitative disclosure about unobservable inputs and assumptions, a description of the valuation processes and a narrative description of the sensitivity of the fair value to changes in unobservable inputs. Edison International and SCE adopted this guidance effective January 1, 2012. For further information, see Note 4.
Presentation of Comprehensive Income
In June 2011 and December 2011, the FASB issued accounting standards updates on the presentation of comprehensive income. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. Edison International and SCE adopted this guidance January 1, 2012, and elected to present two separate but consecutive statements. The adoption of these accounting standards updates did not change the items that constitute net income and other comprehensive income.
Accounting Guidance Not Yet Adopted
Offsetting Assets and Liabilities
In December 2011 and January 2013, the FASB issued accounting standards updates modifying the disclosure requirements about the nature of an entity's rights of offsetting recognized assets and liabilities in the statement of financial position under master netting agreements and similar arrangements associated with derivative instruments, repurchase agreements and securities lending transactions. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and descriptions of setoff rights. Edison International and SCE will adopt this guidance effective January 1, 2013. The adoption of this standard will not impact the consolidated income statements, balance sheets or cash flows of Edison International or SCE.
Items Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update which requires disclosure related to items reclassified out of AOCI. The guidance requires companies to present separately, for each component of other comprehensive income, current period reclassifications and the remainder of the current-period other comprehensive income. In addition, for certain current period reclassifications, an entity is required to disclose the effect of the item reclassified out of AOCI on the respective line item(s) of net income. Edison International and SCE will adopt this guidance effective January 1, 2013.
Note 2.    Property, Plant and Equipment
SCE's property, plant and equipment included on the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2012	2011
Transmission	$7,059	$6,109
Distribution	16,872	15,938
Generation	4,455	4,063
General plant and other	4,358	3,951
Accumulated depreciation	(7,424)	(6,894)
	25,320	23,167
Construction work in progress	4,271	3,922
Nuclear fuel, at amortized cost	609	480
Total utility property, plant and equipment	$30,200	$27,569
Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant, and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, ranging from 5 to 15 years and commencing upon operational use. At December 31, 2012 and 2011, capitalized software costs were $1.5 billion and $1.4 billion and accumulated amortization was $651 million and $491 million, respectively. Amortization expense for capitalized software was $217 million, $156 million and $129 million in 2012, 2011 and 2010, respectively. At December 31, 2012, amortization expense is estimated to be approximately $207 million annually for 2013 through 2017.
Jointly Owned Utility Projects
SCE owns interests in several generating stations and transmission systems for which each participant provides its own financing. SCE's proportionate share of these projects is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income. All of the investments in the Mohave generating station and a portion of the investments in San Onofre and Palo Verde generating stations are included in regulatory assets on the consolidated balance sheets. For further information see Note 14.

The following is SCE's investment in each project as of December 31, 2012:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Net Book Value	Ownership Interest
Transmission systems:
Eldorado	$73	$11	$14	$—	$70	60%
Pacific Intertie	189	6	70	—	125	50%
Generating stations:
Four Corners Units 4 and 5 (coal)	589	17	545	—	61	48%
Mohave (coal)	327	32	292	—	67	56%
Palo Verde (nuclear)	1,819	67	1,480	142	548	16%
San Onofre (nuclear)	5,300	223	4,017	467	1,973	78%
Total	$8,297	$356	$6,418	$609	$2,844
In addition to the projects above, SCE has ownership interests in jointly owned power poles with other companies.
In November 2010, SCE entered into an agreement to sell its ownership interest in Units 4 and 5 of the Four Corners Generating Station, a coal-fired electric generating facility in New Mexico, to the operator of the facility, Arizona Public Service Company for approximately $294 million. During 2012, the CPUC and the Arizona Corporation Commission ("ACC") approved the transaction. The sale remains contingent upon APS obtaining a satisfactory long-term coal supply agreement for the plant. As of January 2013, the sale agreement may be terminated by either party. As of the date of this report, the agreement has not been terminated by either party. The purchase price is subject to certain adjustments under the sale agreement, which includes reduction in the purchase price of $7.5 million for each month between October 1, 2012 and the closing date. Any gain on the sale will be for the benefit of SCE's customers and, therefore, will not affect SCE's earnings.
Note 3.    Variable Interest Entities
Effective January 1, 2010, Edison International and SCE adopted the FASB's new guidance regarding VIEs. A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.
Variable Interest in VIEs that are not Consolidated
Power Purchase Contracts
SCE has power purchase agreements ("PPAs") that have variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants and contracts with qualifying facilities ("QFs") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. In general, because payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9. As a result, there is no significant potential exposure to loss as a result of SCE's involvement with these VIEs. The aggregate contracted capacity dedicated to SCE for these VIE projects was 2,198 MW at December 31, 2012 and the amounts that SCE paid to these projects were $397 million and $477 million for the years ended December 31, 2012 and 2011, respectively. These amounts are recoverable in customer rates, subject to reasonableness review. As of December 31, 2012, SCE has additional VIE contracts with future aggregate contracted capacity of 3,402 MW to be delivered starting in 2013 and 2014.
Unconsolidated Trusts of SCE
SCE Trust I and Trust II were formed for the exclusive purpose of issuing the 5.625% and 5.10% trust preference securities, respectively (“trust securities”). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts.
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
In January 2013, SCE Trust II issued $400 million (aggregate liquidation preference) of 5.10% trust securities (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock (100%) to SCE. The trust invested the proceeds of these trust securities in Series G Preference Stock issued by SCE in the principal amount of $400 million (cumulative, $2,500 per share liquidation value) and which have substantially the same payment terms as the trust securities.
The Series F and Series G Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F or Series G Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (for further information see Note 13). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities when and if the SCE board of directors declares and makes dividend payments on the Series F or Series G Preference Stock. The applicable trusts will use any dividends it receives on the Series F or Series G Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to either trust, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and also its dividend payments, if and when SCE pays dividends on the Series F and Series G Preference Stock.
The Trust I balance sheet as of December 31, 2012, consisted of an investment of $475 million in the Series F Preference Stock, $475 million of trust securities and $10,000 of common stock. The trust's income statement consisted of dividend income and accrued dividend payments of $17 million for the year ended December 31, 2012.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2012 and 2011, nonperformance risk was not material for Edison International and SCE.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds	$5	$—	$—	$—	$5
Derivative contracts:
CRRs	—	—	186	—	186
Electricity	—	—	31	(13)	18
Natural gas	—	8	—	(2)	6
Tolling	—	—	4	—	4
Subtotal of derivative contracts	—	8	221	(15)	214
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[2]	2,271	—	—	—	2,271
Municipal bonds	—	644	—	—	644
U.S. government and agency securities	477	126	—	—	603
Corporate bonds[3]	—	410	—	—	410
Short-term investments, primarily cash equivalents[4]	121	—	—	—	121
Subtotal of nuclear decommissioning trusts	2,869	1,180	—	—	4,049
Total assets	2,882	1,188	221	(15)	4,276
Liabilities at Fair Value
Derivative contracts:
Electricity	—	2	5	(2)	5
Natural gas	—	113	2	(60)	55
Tolling	—	—	1,005	—	1,005
Subtotal of derivative contracts	—	115	1,012	(62)	1,065
Total liabilities	—	115	1,012	(62)	1,065
Net assets (liabilities)	$2,882	$1,073	$(791)	$47	$3,211

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds	$21	$—	$—	$—	$21
Derivative contracts:
CRRs	—	—	122	—	122
Electricity	—	—	1	—	1
Natural gas	—	5	—	(3)	2
Tolling	—	—	10	—	10
Subtotal of derivative contracts	—	5	133	(3)	135
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[2]	1,899	—	—	—	1,899
Municipal bonds	—	756	—	—	756
U.S. government and agency securities	433	147	—	—	580
Corporate bonds[3]	—	317	—	—	317
Short-term investments, primarily cash equivalents[4]	—	15	—	—	15
Subtotal of nuclear decommissioning trusts	2,332	1,235	—	—	3,567
Total assets	2,361	1,240	133	(3)	3,731
Liabilities at Fair Value
Derivative contracts:
Electricity	—	5	65	(2)	68
Natural gas	—	234	23	(53)	204
Tolling	—	—	799	—	799
Subtotal of derivative contracts	—	239	887	(55)	1,071
Total liabilities	—	239	887	(55)	1,071
Net assets (liabilities)	$2,361	$1,001	$(754)	$52	$2,660

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 66% and 70% of SCE's equity investments were located in the United States at December 31, 2012 and 2011, respectively.

[3]	At December 31, 2012 and 2011, SCE's corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $56 million and $22 million, respectively.

[4]
Excludes net payables of $1 million at December 31, 2012 ;and net receivables of $25 million at December 31, 2011, of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Assets measured at fair value consisted of money market funds of $107 million and $114 million at December 31, 2012 and 2011, respectively, classified as Level 1.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	December 31,
(in millions)	2012	2011
Fair value of net assets (liabilities) at beginning of period	$(754)	$6
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(70)	(806)
Purchases	104	47
Settlements	(71)	(1)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value of net liabilities at end of period	$(791)	$(754)
Change during the period in unrealized losses related to assets and liabilities held at the end of the period	$(119)	$(789)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no transfers between Levels 1 and 2 during 2012 and 2011.
Valuation Techniques Used to Determine Fair Value
Level 1
The fair value of Edison International and SCE's Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded equity securities and derivatives, U.S. treasury securities and money market funds.
Level 2
Edison International and SCE's Level 2 assets and liabilities include fixed income securities and over-the-counter derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument. For further discussion on fixed income securities, see "—Nuclear Decommissioning Trusts" below.
The fair value of SCE's over-the-counter derivative contracts is determined using an income approach. SCE uses standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.
Level 3
The fair value of SCE's Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. Edison International does not have any Level 3 assets and liabilities. This level includes over-the-counter options, tolling arrangements and derivative contracts that trade infrequently such as congestion revenue rights ("CRRs") and long-term power agreements.
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
Level 3 Valuation Process
The process of determining fair value is the responsibility of SCE's risk management department, which report to SCE's chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques that use both standard and proprietary models to determine fair value. Each reporting period, the risk and finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities at December 31, 2012:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Electricity:
Options	$40	$12	Option model	Volatility of gas prices	25% - 36% (33%)
				Volatility of power prices	29% - 64% (42%)
				Power prices	$41.70 - $59.20 ($47.00)
Forwards	2	4	Discounted cash flow	Power prices	$23.10 - $44.90 ($31.10)
CRRs	186	—	Market simulation model	Load forecast	7,597 MW - 26,612 MW
				Power prices	$(13.90) - $226.75
				Gas prices	$2.95 - $7.78
Gas options	—	2	Option model	Volatility of gas prices	28% - 36% (34%)
Tolling	4	1,005	Option model	Volatility of gas prices	17% - 36% (22%)
				Volatility of power prices	26% - 64% (29%)
				Power prices	$35.00 - $84.10 ($55.40)
Netting	(11)	(11)
Total derivative contracts	$221	$1,012
Level 3 Fair Value Sensitivity
Gas Options, Electricity Options, and Tolling Arrangements
The fair values of SCE's option contracts and tolling arrangements contain intrinsic value and time value. Intrinsic value is the difference between the market price and strike price of the underlying commodity. Time value is made up of several components, including volatility, time to expiration, and interest rates. The fair value of option contracts changes as the underlying commodity price moves away or towards the strike price. The option model for tolling arrangements reflects plant specific information such as operating and start-up costs.
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
Forward Power Contracts
Generally, an increase (decrease) in long-term forward power prices at illiquid locations where SCE is the buyer relative to the contract price will increase (decrease) fair value.

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
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of Edison International and SCE's long-term debt:

	December 31, 2012		December 31, 2011
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$8,828	$10,505	$8,431	$10,129
Edison International	9,231	10,944	8,834	10,548
Fair value of Edison International and SCE's short-term and long-term debt is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.
The carrying value of Edison International and SCE's trade receivables and payables, other investments, and short-term debt approximates fair value.

Note 5.    Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2012) of Edison International and SCE:

	December 31,
(in millions)	2012	2011
Edison International Parent and Other:
Debentures and notes:
2017 (3.75%)	$400	$400
Other long-term debt	4	4
Unamortized debt discount, net	(1)	(1)
Total Edison International Parent and Other	403	403
SCE:
First and refunding mortgage bonds:
2014 – 2042 (3.875% to 6.05% and floating)	7,775	7,375
Pollution-control bonds:
2028 – 2035 (2.875% to 5.0% and variable)	939	939
Bonds repurchased	(161)	(161)
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	307	307
Unamortized debt discount, net	(32)	(29)
Total SCE	8,828	8,431
Total Edison International	$9,231	$8,834
Edison International and SCE long-term debt maturities over the next five years are the following:

(in millions)	Edison International	SCE
2013	$—	$—
2014	1,200	1,200
2015	300	300
2016	400	400
2017	400	—
Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio be met. At December 31, 2012, SCE was in compliance with this debt covenant.
Credit Agreements and Short-Term Debt
During the second quarter of 2012, SCE replaced its credit facilities with a $2.75 billion five-year revolving credit facility that matures in May 2017. The credit facility is generally used to support commercial paper and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. At December 31, 2012, SCE's outstanding commercial paper supported by the credit facility was $175 million at a weighted-average interest rate of 0.37%. At December 31, 2012, letters of credit issued under SCE's credit facility aggregated $162 million and are scheduled to expire in twelve months or less. At December 31, 2011, the outstanding commercial paper was $419 million at a weighted-average interest rate of 0.44%.

During the second quarter of 2012, Edison International Parent replaced its credit facility with a $1.25 billion five-year revolving credit facility that matures in May 2017. Borrowings under this credit facility are used for general corporate purposes. At December 31, 2012, Edison International Parent had no outstanding short-term debt. At December 31, 2011, the outstanding short-term debt was $10 million at a weighted-average interest rate of 0.66%.
The following table summarizes the status of the credit facilities at December 31, 2012:

(in millions)	Edison International Parent	SCE
Commitment	$1,250	$2,750
Outstanding borrowings	—	(175)
Outstanding letters of credit	—	(162)
Amount available	$1,250	$2,413
Note 6.    Derivative Instruments and Hedging Activities
Derivative financial instruments are used to manage exposure to commodity price risk. These risks are managed in part by entering into forward commodity transactions, including options, swaps and futures. To mitigate credit risk from counterparties in the event of nonperformance, master netting agreements are used whenever possible and counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.
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
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2012	2011
Electricity options, swaps and forwards	GWh	15,884	30,811
Natural gas options, swaps and forwards	Bcf	100	300
Congestion revenue rights	GWh	149,774	166,163
Tolling arrangements	GWh	101,485	104,154

Fair Value of Derivative Instruments
The following table summarizes the gross and net fair values of SCE commodity derivative instruments at December 31, 2012:

	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$151	$91	$242	$186	$954	$1,140	$898
Netting and collateral	(22)	(6)	(28)	(60)	(15)	(75)	(47)
Total	$129	$85	$214	$126	$939	$1,065	$851
The following table summarizes the gross and net fair values of SCE commodity derivative instruments at December 31, 2011:

	Derivative Assets			Derivative Liabilities[1]
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Non-trading activities
Economic hedges	$86	$85	$171	$303	$856	$1,159	$988
Netting and collateral	(21)	(15)	(36)	(37)	(51)	(88)	(52)
Total	$65	$70	$135	$266	$805	$1,071	$936

[1]	Included in 2011 is a power purchase agreement between SCE and EME with a fair market value of $349 million, which was eliminated in the Edison International consolidated financial statements.
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
The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2012	2011	2010
Realized gains (losses)	$(227)	$(165)	$(156)
Unrealized gains (losses)	125	(768)	36
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
Certain of these power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The aggregate fair value of all derivative liabilities with these credit-risk-related contingent features was $6 million and $25 million as of December 31, 2012 and 2011, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2012, SCE would be required to post $6 million of collateral and pay $23 million to settle outstanding payables.

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
Margin and Collateral Deposits
SCE's margin and collateral deposits include cash deposited with counterparties and brokers as credit support under energy contracts. The amount of margin and collateral deposits generally varies based on changes in the fair value of the related positions. SCE nets counterparty receivables and payables where balances exist under master netting agreements. SCE presents the portion of its margin and collateral deposits netted with its derivative positions on its consolidated balance sheets. The following table summarizes margin and collateral deposits provided to counterparties:

	December 31,
(in millions)	2012	2011
Collateral provided to counterparties:
Offset against derivative liabilities	$47	$51
Reflected in margin and collateral deposits	8	17
Note 7.    Income Taxes
Current and Deferred Taxes
Edison International's sources of income (loss) before income taxes are:

	Years ended December 31,
(in millions)	2012	2011	2010
Income from continuing operations before income taxes	$1,861	$1,668	$1,479
Discontinued operations before income taxes	(2,235)	(1,931)	191
Income (loss) before income tax	$(374)	$(263)	$1,670

The components of income tax expense (benefit) by location of taxing jurisdiction are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Current:
Federal	$—	$(279)	$(143)	$—	$(275)	$(145)
State	—	80	(104)	50	91	(71)
	—	(199)	(247)	50	(184)	(216)
Deferred:
Federal	132	727	614	136	757	663
State	135	40	(32)	28	28	(7)
	267	767	582	164	785	656
Total continuing operations	267	568	335	214	601	440
Discontinued operations	(549)	(853)	27	—	—	—
Total	$(282)	$(285)	$362	$214	$601	$440
The components of net accumulated deferred income tax liability for continuing operations are:

	Edison International		SCE
	December 31,
(in millions)	2012	2011	2012	2011
Deferred tax assets:
Property and software related	$600	$728	$600	$728
Unrealized gains and losses	491	385	477	374
Loss and credit carryforwards	1,515	689	125	15
Regulatory balancing accounts	80	89	80	89
Pension and PBOPs	275	179	99	173
Other	723	696	625	480
Sub-total	$3,684	$2,766	$2,006	$1,859
Less valuation allowance	1,017	—	—	—
Total	$2,667	$2,766	$2,006	$1,859
Deferred tax liabilities:
Property-related	$7,289	$6,502	$7,279	$6,492
Capitalized software costs	325	324	325	324
Regulatory balancing accounts	296	301	296	301
Unrealized gains and losses	477	374	477	374
Other	471	419	379	238
Total	$8,858	$7,920	$8,756	$7,729
Accumulated deferred income tax liability, net	$6,191	$5,154	$6,750	$5,870
Classification of accumulated deferred income taxes, net:
Included in deferred credits and other liabilities	$6,127	$5,065	$6,669	$5,781
Included in current liabilities	64	89	81	89

As of December 31, 2012, Edison International had $309 million of federal tax credit carryforwards of which $287 million expire between 2029 and 2032 and the remainder has no expiration date. Additionally, there were $1.2 billion of net operating loss carryforwards (tax effected) of which $26 million expire between 2015 and 2024, and the remainder expire in 2031 and 2032.
As of December 31, 2012, SCE had $42 million of federal tax credit carryforwards of which $28 million expire between 2030 and 2032 and the remainder has no expiration date. Additionally, there were $83 million of net operating loss carryforwards (tax effected) of which $12 million expire between 2015 and 2016, and the remainder expire in 2031 and 2032.
Edison International recorded deferred tax assets of $1.5 billion related to net operating losses and tax carryforwards that pertain to Edison International's consolidated or combined federal and state tax returns, including EME. Edison International continues to consolidate EME for federal and certain combined state tax returns. Under federal and state tax regulations, a tax deconsolidation of EME in future periods, as expected through the bankruptcy proceeding, would result in EME retaining a portion of such carryforward benefits and reducing the amounts that Edison International would be eligible to use in future periods. As a result of the expected future tax deconsolidation and separation of EME from Edison International, Edison International has recorded a valuation allowance of $1.0 billion based on the estimated amount of such benefits as of December 31, 2012, as calculated under the applicable federal and state tax regulations. The net loss Edison International recognized for the deconsolidation of EME in fiscal year ending December 31, 2012 includes the tax impact of recognition of net operating loss carryforwards less the valuation allowance. During the period that EME continues to be included in the consolidated and/or combined federal and state tax returns of Edison International, and subject to the existing tax allocation agreements, EME will continue to receive or make tax allocation payments. If EME tax attributes were utilized while EME is a member of the Edison International consolidated tax group, for example, a cash payment to EME could be required commensurate with the value of EME tax attributes utilized. Changes in the amount of tax attributes may impact the amount of the valuation allowance and thereby, affect income or losses from discontinued operations (see Note 18).
As of December 31, 2012, Edison International has a tax basis of $542 million (tax-effected) in the stock of EME. To the extent that Edison International's tax basis in EME is positive upon tax deconsolidation, Edison International will be entitled to claim a capital loss deduction equal to its tax basis in the stock of EME upon tax deconsolidation, which is expected when EME emerges from bankruptcy and the stock is transferred. A capital loss deduction can only be utilized to offset capital gains. A change in tax basis of the stock in EME can result from a number of items, including, but not limited to, utilization of net operating loss carryforwards and tax payments. Edison International has not recorded a deferred tax asset due to uncertainty around whether there will be a positive tax basis upon tax deconsolidation or, whether, in the event that the tax basis is positive, whether future capital gains would be generated to offset a capital loss.
See Note 17 for additional information on joint tax liabilities of Edison International and EME.

Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE
	Years ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Income from continuing operations before income taxes	$1,861	$1,668	$1,479	$1,874	$1,745	$1,532
Provision for income tax at federal statutory rate of 35%	652	584	518	656	611	536
Increase (decrease) in income tax from:
Items presented with related state income tax, net:
Repair deductions[1]	(231)	—	—	(231)	—	—
Global Settlement related[2]	—	—	(159)	—	—	(95)
Change in tax accounting method for asset removal costs[3]	—	—	(40)	—	—	(40)
State tax, net of federal benefit	108	85	44	54	80	59
Health care legislation[4]	—	—	39	—	—	39
Property-related[5]	(223)	(46)	(92)	(223)	(46)	(92)
Accumulated deferred income tax adjustments	(41)	(30)	—	(41)	(30)	—
Tax reserve	40	—	44	36	(3)	45
Other	(38)	(25)	(19)	(37)	(11)	(12)
Total income tax expense from continuing operations	$267	$568	$335	$214	$601	$440
Effective tax rate	14.3%	34.1%	22.7%	11.4%	34.4%	28.7%

[1]
As discussed below, SCE recorded a $231 million earnings benefit in the fourth quarter of 2012, resulting from the flow-through regulatory treatment for certain repair costs for 2009 – 2011 as adopted in the 2012 GRC.

[2]
During 2010, Edison International and SCE recognized an earnings benefit of $159 million and $95 million, respectively, from the acceptance by the California Franchise Tax Board of the IRS tax positions finalized in 2009 and receipt of the final interest determination from the Franchise Tax Board.

[3]
During the second quarter of 2010, the IRS approved Edison International's request to change its tax accounting method for asset removal costs primarily related to SCE's infrastructure replacement program. As a result, Edison International and SCE recognized a $40 million earnings benefit (of which $28 million relates to asset removal costs incurred prior to 2010) from deducting asset removal costs earlier in the construction cycle. These deductions were recorded on a flow-through basis as required by the CPUC.

[4]
During the first quarter of 2010, Edison International and SCE recorded a $39 million non-cash charge to reverse previously recognized federal tax benefits eliminated by the federal health care legislation enacted in March 2010. The health care law eliminated the federal tax deduction for retiree health care costs to the extent those costs are eligible for federal Medicare Part D subsidies.

[5]	Incremental repair benefit recorded in 2012. See discussion of repair deductions below.
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

2012 GRC Earnings Benefit from Repair Deductions
Edison International made a voluntary election in 2009 to change its tax accounting method for certain repair costs incurred on SCE's transmission, distribution and generation assets. Regulatory treatment for the incremental deductions taken after the 2009 election to change SCE's tax accounting method for certain repair costs was included as part of SCE's 2012 GRC. The 2012 GRC decision retained flow-through treatment of repair deductions for regulatory purposes, which resulted in SCE recognizing an earnings benefit of $231 million from these incremental deductions taken in 2009, 2010 and 2011. The earnings benefit results from recognition of a regulatory asset for recovery of deferred income taxes in future periods due to the flow-through treatment of repair deduction for income tax purposes. The 2012 earnings benefits from incremental repair deductions following the same regulatory treatment was $115 million (classified as property related in the above table).
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
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits for continuing and discontinued operations:

	Edison International			SCE
	December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Balance at January 1,	$631	$565	$664	$373	$329	$482
Tax positions taken during the current year:
Increases	33	39	42	35	34	47
Tax positions taken during a prior year:
Increases	177	102	273	169	82	140
Decreases	(11)	(75)	(332)	(6)	(72)	(272)
Decreases – Deconsolidation of EME [1]	(18)	—	—	—	—	—
Decreases for settlements during the period	—	—	(82)	—	—	(68)
Balance at December 31,	$812	$631	$565	$571	$373	$329

[1]
Unrecognized tax benefits of EME have been deconsolidated as a result of the bankruptcy filing by EME, except for tax liabilities that Edison International is jointly liable with EME under the Internal Revenue Code and applicable state statues. See Note 17 for further information.

As of December 31, 2012 and 2011, if recognized, $622 million and $532 million respectively, of the unrecognized tax benefits would impact Edison International's effective tax rate; and $388 million and $282 million, respectively, of the unrecognized tax benefits would impact SCE's effective tax rate.

Tax Disputes
Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 are currently under review by the Franchise Tax Board. The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $198 million, including interest and penalties through December 31, 2012 (the IRS has asserted a 40% penalty for understatement of tax liability related to this matter), see Note 17.

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $96 million, including interest through December 31, 2012.

Edison International disagrees with the proposed adjustments and filed a protest with the IRS in the first quarter of 2011. The appeals process to date has not resulted in a change in the proposed adjustment by the IRS on the taxable gain on the 2004 sale of EME's international assets. If a deficiency notice is issued on this item, it would require payment of the tax, interest and any penalties within 90 days of its issuance or a filing of a petition in United States Tax Court.
Tax Years 2007 – 2009
The IRS examination phase of tax years 2007 through 2009 is expected to be completed in the first quarter of 2013. Edison International expects a Revenue Agent Report to be issued no later than March 1, 2013.
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to income tax liabilities for continuing and discontinued operations are:

	Edison International		SCE
	December 31,
(in millions)	2012	2011	2012	2011
Accrued interest and penalties	$278	$242	$87	$75
The net after-tax interest and penalties recognized in income tax expense are:

	Edison International			SCE
	December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Net after-tax interest and penalties tax benefit (expense)	$(10)	$(8)	$166	$(11)	$(8)	$80
Note 8.    Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The following employer contributions were made for continuing operations:

	Edison International	SCE
(in millions)	Years ended December 31,
2012	$85	$84
2011	84	83
2010	77	76

Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $220 million and $182 million, respectively, for the year ending December 31, 2013. Annual contributions made to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
The funded position of Edison International's pension is sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's long-term pension are affected by movements in the equity and bond markets. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trusts declined 35% during 2008. This reduction in value of plan assets combined with increased liabilities has resulted in a change in the pension plan funding status from a surplus to a material deficit, which will result in increased future expense and cash contributions. The Edison International pension remains underfunded as liabilities have increased significantly as a result of steady declines in interest rates. Due to SCE's regulatory recovery treatment, the unfunded status is offset by a regulatory asset.
Non-Executive Retirement Plan Liabilities of EME
The employees of EME and its subsidiaries participate in a number of qualified retirement plans that are sponsored by either Edison International or SCE. Under these benefit plans EME is obligated to make contributions to fund the costs of the plans. Edison International Parent has not guaranteed the obligations of EME, however, under the Internal Revenue Code and applicable state statutes, Edison International Parent is jointly liable for qualified retirement plans. As a result of the EME Chapter 11 bankruptcy filing, Edison International has recorded an $80 million long-term liability related to employees of EME participation in these plans which is reflected in the table below. Under the Plan Support Agreement, Edison International plans to transfer the stock of EME to the unsecured creditors no later than December 31, 2014. Accordingly, it is currently expected that no future service will be earned after 2014 under these plans and the table below includes projected salary increases for 2013 and 2014 only. As a result, a curtailment has been reflected in the table below. For further information on the EME Chapter 11 bankruptcy filing, refer to Note 17.
Transfer of Certain Postretirement Benefits to Edison International
In March 2012, Edison International agreed to assume the liabilities for active employees of SCE and EME under the specified plans related to pension benefits. EME is obligated to fund costs on an after tax basis each pay period while SCE is obligated to reimburse Edison International upon settlement of liabilities on an after tax basis.

Information on plan assets and benefit obligations for continuing and discontinued operations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2012	2011	2012	2011
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,493	$4,080	$4,112	$3,732
Service cost	179	165	156	145
Interest cost	196	210	176	192
Liability transferred to Edison International	23	—	(92)	—
Actuarial loss	370	327	318	311
Curtailment	(26)	—	—	—
Benefits paid	(253)	(289)	(236)	(268)
Deconsolidation of EME[1]	(34)	—	—	—
Projected benefit obligation at end of year	$4,948	$4,493	$4,434	$4,112
Change in plan assets
Fair value of plan assets at beginning of year	$3,153	$3,235	$2,971	$3,066
Actual return on plan assets	460	61	431	58
Employer contributions	182	146	154	115
Benefits paid	(253)	(289)	(236)	(268)
Fair value of plan assets at end of year	$3,542	$3,153	$3,320	$2,971
Funded status at end of year	$(1,406)	$(1,340)	$(1,114)	$(1,141)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(19)	$(11)	$(6)	$(6)
Long-term liabilities	(1,387)	(1,329)	(1,108)	(1,135)
	$(1,406)	$(1,340)	$(1,114)	$(1,141)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$—	$1	$—	$—
Net loss	127	139	40	41
	$127	$140	$40	$41
Amounts recognized as a regulatory asset:
Prior service cost	$30	$34	$30	$34
Net loss	999	955	999	955
	$1,029	$989	$1,029	$989
Total not yet recognized as expense	$1,156	$1,129	$1,069	$1,030
Accumulated benefit obligation at end of year	$4,609	$4,157	$4,171	$3,817
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$4,948	$4,493	$4,434	$4,112
Accumulated benefit obligation	4,609	4,157	4,171	3,817
Fair value of plan assets	3,542	3,153	3,320	2,971
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	3.75%	4.5%	3.75%	4.5%
Rate of compensation increase	4.5%	4.5%	4.5%	4.5%

[1]
The retirement plan liabilities of EME have been deconsolidated as a result of the bankruptcy filing by EME, except for qualified pension plans that Edison International is jointly liable with EME under the Internal Revenue Code. See Note 17 for further information.

Expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Service cost	$163	$149	$133	$160	$145	$132
Interest cost	183	196	196	180	192	193
Expected return on plan assets	(217)	(226)	(200)	(217)	(225)	(201)
Settlement costs	5	—	—	4	—	—
Amortization of prior service cost	3	7	8	3	7	8
Amortization of net loss	61	25	20	57	22	17
Expense under accounting standards	$198	$151	$157	$187	$141	$149
Regulatory adjustment (deferred)	(19)	(28)	(52)	(19)	(28)	(52)
Total expense recognized	$179	$123	$105	$168	$113	$97
Other changes in plan assets and benefit obligations recognized in other comprehensive income for continuing operations:

	Edison International			SCE
	Years ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Net loss	$36	$13	$18	$20	$8	$15
Amortization of prior service cost	—	—	(1)	—	—	—
Amortization of net loss	(10)	(11)	(8)	(6)	(7)	(4)
Total recognized in other comprehensive loss	$26	$2	$9	$14	$1	$11
Total recognized in expense and other comprehensive income	$205	$125	$114	$182	$114	$108
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated amounts that will be amortized to expense in 2013 and the net loss expected to be reclassified from accumulated other comprehensive loss for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net loss to be amortized	$61	$56
Unrecognized prior service cost to be amortized	3	3
Net loss to be reclassified	13	8
Edison International and SCE used the following weighted-average assumptions to determine expense for continuing operations:

	Years ended December 31,
	2012	2011	2010
Discount rate	4.5%	5.25%	6.0%
Rate of compensation increase	4.5%	5.0%	5.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

The following benefit payments, which reflect expected future service, are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2013	$327	$295
2014	322	295
2015	372	303
2016	349	310
2017	350	311
2018 – 2022	1,736	1,568
Postretirement Benefits Other Than Pensions
Most non-union employees retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, vision and life insurance and other benefits. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's hire date. The expected contributions (all by the employer) to the PBOP trust for both Edison International and SCE are $30 million for the year ending December 31, 2013. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
The funded position of Edison International's PBOP is sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's other postretirement benefits are affected by movements in the equity and bond markets. The market value of the investments (reflecting investment returns, contributions and benefit payments) within the plan trust declined 33% during 2008. This reduction in the value of plan assets resulted in an increase in the plan's underfunded status and will also result in increased future expense and increased future contributions. Edison International's PBOP is underfunded as liabilities have increased significantly as a result of steady declines in interest rates. Due to SCE's regulatory recovery treatment, the unfunded status is offset by a regulatory asset.

Information on plan assets and benefit obligations for continuing and discontinuing operations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$2,553	$2,425	$2,415	$2,295
Service cost	47	43	47	40
Interest cost	108	121	108	114
Other costs	2	—	2	—
Actuarial (gain) loss	(86)	47	(86)	46
Plan participants' contributions	16	18	16	18
Medicare Part D subsidy received	4	5	4	5
Benefits paid	(54)	(106)	(54)	(103)
Deconsolidation of EME[1]	(130)	—	—	—
Benefit obligation at end of year	$2,460	$2,553	$2,452	$2,415
Change in plan assets
Fair value of plan assets at beginning of year	$1,570	$1,606	$1,570	$1,606
Actual return on assets	212	11	212	10
Employer contributions	52	36	52	34
Plan participants' contributions	16	18	16	18
Medicare Part D subsidy received	4	5	4	5
Benefits paid	(54)	(106)	(54)	(103)
Fair value of plan assets at end of year	$1,800	$1,570	$1,800	$1,570
Funded status at end of year	$(660)	$(983)	$(652)	$(845)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(18)	$(19)	$(18)	$(16)
Long-term liabilities	(642)	(964)	(634)	(829)
	$(660)	$(983)	$(652)	$(845)
Amounts recognized in accumulated other comprehensive loss (income) consist of:
Prior service cost (credit)	$—	$8	$—	$—
Net loss	5	27	—	—
	$5	$35	$—	$—
Amounts recognized as a regulatory asset (liability):
Prior service credit	$(89)	$(125)	$(89)	$(125)
Net loss	610	839	610	839
	$521	$714	$521	$714
Total not yet recognized as expense	$526	$749	$521	$714
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.25%	4.75%	4.25%	4.75%
Assumed health care cost trend rates:
Rate assumed for following year	8.5%	9.5%	8.5%	9.5%
Ultimate rate	5.0%	5.25%	5.0%	5.25%
Year ultimate rate reached	2020	2019	2020	2019

[1]	The postretirement plan liabilities of EME have been deconsolidated as a result of the bankruptcy filing by EME. See Note 17 for further information.

Expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Service cost	$47	$40	$35	$47	$40	$34
Interest cost	108	115	121	108	114	121
Expected return on plan assets	(108)	(111)	(101)	(109)	(111)	(100)
Other costs	2	—	—	2	—	—
Amortization of prior service credit	(35)	(35)	(36)	(35)	(35)	(37)
Amortization of net loss	39	26	35	39	26	35
Total expense	$53	$35	$54	$52	$34	$53
The net gain (loss) recognized in Edison International's other comprehensive income for continuing operations was zero, $1 million and $(1) million for the years ended December 31, 2012, 2011 and 2010, respectively. The amortization of prior service credit recognized in Edison International's other comprehensive for continuing operations was zero for both of the years ended December 31, 2012 and 2011 and $1 million for the year ended December 31, 2010.
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated amounts that will be amortized to expense in 2013 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net loss to be amortized	$28	$28
Unrecognized prior service credit to be amortized	(36)	(36)
The amount of net loss expected to be reclassified from other comprehensive loss for Edison International's continuing operations and SCE is less than $1 million and zero, respectively.
Edison International and SCE used the following weighted-average assumptions to determine expense for continuing operations:

	Years ended December 31,
	2012	2011	2010
Discount rate	4.75%	5.5%	6.0%
Expected long-term return on plan assets	7.0%	7.0%	7.0%
Assumed health care cost trend rates:
Current year	9.5%	9.75%	8.25%
Ultimate rate	5.25%	5.5%	5.5%
Year ultimate rate reached	2019	2019	2016

A one-percentage-point change in assumed health care cost trend rate would have the following effects on continuing operations:

	Edison International		SCE
(in millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on accumulated benefit obligation as of December 31, 2012	$276	$(228)	$275	$(227)
Effect on annual aggregate service and interest costs	13	(11)	13	(11)
The following benefit payments are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2013	$91	$90
2014	97	97
2015	103	103
2016	109	109
2017	116	116
2018 – 2022	662	659
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for 2012 and 2011 pension plan assets are 30% for U.S. equities, 16% for non-U.S. equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. Target allocations for 2012 and 2011 PBOP plan assets are 41% for U.S. equities, 17% for non-U.S. equities, 34% for fixed income, 7% for opportunistic and/or alternative investments, and 1% for other investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan, asset class and individual manager performance is measured against targets. Edison International also monitors the stability of its investment managers' organizations.
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
Capital Markets Return Forecasts
Our capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, complex models to develop asset class return forecasts and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation, and asset class specific risk premiums. For equities, the risk premium is based on an assumed average equity risk premium of 5% over cash. The forecasted return on private equity and opportunistic investments are estimated at a 2% premium above public equity, reflecting a premium for higher volatility and lower liquidity. For fixed income, the risk premium is based off of a comprehensive modeling of credit spreads.
Fair Value of Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust (Master Trust) assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. Common/collective funds are valued at the net asset value ("NAV") of shares held. Although common/collective funds are determined by observable prices, they are classified as Level 2 because they trade in markets that are less active and transparent. The fair value of the underlying investments in equity mutual funds and equity common/collective funds are based upon stock-exchange prices. The fair value of the underlying investments in fixed-income common/collective funds, fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. Two of the partnerships are classified as Level 2 since these investments can be readily redeemed at NAV and the underlying investments are liquid, publicly traded fixed-income securities which have observable prices. The remaining partnerships/joint ventures are classified as Level 3 because fair value is determined primarily based upon management estimates of future cash flows. Other investment entities are valued similarly to common collective funds and are therefore classified as Level 2. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable at NAV and classified as Level 2 and are discussed further at footnote 7 to the pension plan master trust investments table below.

Edison International reviews the process/procedures of both the pricing services and the trustee to gain an understanding of the inputs/assumptions and valuation techniques used to price each asset type/class. The trustee and Edison International's validation procedures for pension and PBOP equity and fixed income securities are the same as the nuclear decommissioning trusts. For further discussion see Note 4. The values of Level 1 mutual and money market funds are publicly quoted. The trustees obtain the values of common/collective and other investment funds from the fund managers. The values of partnerships are based on partnership valuation statements updated for cash flows. SCE's investment managers corroborate the trustee fair values.
Pension Plan
The following table sets forth the Master Trust investments for Edison International and SCE that were accounted for at fair value as of December 31, 2012 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$743	$—	$—	$743
Common/collective funds[2]	—	635	—	635
U.S. government and agency securities[3]	242	350	—	592
Partnerships/joint ventures[4]	—	166	414	580
Corporate bonds[5]	—	508	—	508
Other investment entities[6]	—	271	—	271
Registered investment companies[7]	98	28	—	126
Interest-bearing cash	24	—	—	24
Other	1	100	—	101
Total	$1,108	$2,058	$414	$3,580
Receivables and payables, net				(38)
Net plan assets available for benefits				$3,542
SCE's share of net plan assets				$3,320
Edison International Parent and Other's share of net plan assets				7
EME's share of net plan assets				215

The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2011 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Corporate stocks[1]	$642	$—	$—	$642
Common/collective funds[2]	—	582	—	582
U.S. government and agency securities[3]	104	351	—	455
Partnerships/joint ventures[4]	—	140	448	588
Corporate bonds[5]	—	497	—	497
Other investment entities[6]	—	247	—	247
Registered investment companies[7]	79	29	—	108
Interest-bearing cash	5	—	—	5
Other	(1)	69	—	68
Total	$829	$1,915	$448	$3,192
Receivables and payables, net				(39)
Net plan assets available for benefits				$3,153
SCE's share of net plan assets				$2,971
Edison International Parent and Other's share of net plan assets				5
EME's share of net plan assets				177

[1]
Corporate stocks are diversified. For 2012 and 2011, respectively, performance is primarily benchmarked against the Russell Indexes (60% and 60%) and Morgan Stanley Capital International (MSCI) index (40% and 40%).

[2]
At December 31, 2012 and 2011, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (29% and 29%), Russell 200 and Russell 1000 indexes (28% and 27%) and the MSCI Europe, Australasia and Far East (EAFE) Index (11% and 10%). A non-index U.S. equity fund representing 25% and 23% of this category for 2012 and 2011, respectively, is actively managed. Another fund representing 6% and 8% of this category for 2012 and 2011, respectively, is a global asset allocation fund.

[3]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

[4]
Partnerships/joint venture Level 2 investments consist primarily of a partnership which invests in publicly traded fixed income securities, primarily from the banking and finance industry and U.S. government agencies. At December 31, 2012 and 2011, respectively, approximately 56% and 55% of the Level 3 partnerships are invested in (1) asset backed securities, including distressed mortgages and (2) commercial and residential loans and debt and equity of banks. The remaining Level 3 partnerships are invested in small private equity and venture capital funds. Investment strategies for these funds include branded consumer products, early stage technology, California geographic focus, and diversified US and non-US fund-of-funds.

[5]
Corporate bonds are diversified. At December 31, 2012 and 2011, respectively, this category includes $65 million and $53 million for collateralized mortgage obligations and other asset backed securities of which $7 million and $10 million are below investment grade.

[6]
Other investment entities were primarily invested in (1) emerging market equity securities, (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets, and (3) domestic mortgage backed securities.

[7]
Level 1 of registered investment companies primarily consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. Level 2 primarily consisted of government inflation-indexed bonds and a short-term bond fund.

At December 31, 2012 and 2011, approximately 66% and 69%, respectively, of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

The following table sets forth a summary of changes in the fair value of Edison International's and SCE's Level 3 investments:

(in millions)	2012	2011
Fair value, net at beginning of period	$448	$345
Actual return on plan assets:
Relating to assets still held at end of period	88	6
Relating to assets sold during the period	13	22
Purchases	98	130
Dispositions	(233)	(55)
Transfers in and/or out of Level 3	—	—
Fair value, net at end of period	$414	$448
Postretirement Benefits Other than Pensions
The following table sets forth the PBOP Plan's financial assets for SCE that were accounted for at fair value as of December 31, 2012 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective funds[1]	$—	$723	$—	$723
Corporate stocks[2]	361	—	—	361
Corporate notes and bonds[3]	—	210	—	210
Partnerships[4]	—	17	166	183
U.S. government and agency securities[5]	131	31	—	162
Registered investment companies[6]	68	—	—	68
Interest bearing cash	24	—	—	24
Other[7]	6	104	—	110
Total	$590	$1,085	$166	$1,841
Receivables and payables, net				(41)
Combined net plan assets available for benefits				$1,800

The following table sets forth the PBOP Plan's financial assets for SCE that were accounted for at fair value as of December 31, 2011 by asset class and level within the fair value hierarchy:

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

[1]
At December 31, 2012 and 2011, respectively, 60% and 63% of the common/collective assets are invested in a large cap index fund which seeks to track performance of the Russell 1000 index. 23% and 21% of the assets in this category are in index funds which seek to track performance in the MSCI Europe, Australasia and Far East (EAFE) Index. 6% and 6% of this category are invested in a privately managed bond fund and 6% and 6% in a fund which invests in equity securities the fund manager believes are undervalued.

[2]	Corporate stock performance is primarily benchmarked against the Russell Indexes (50% and 53%) and the MSCI All Country World (ACWI) index (50% and 47%) for 2012 and 2011, respectively.

[3]
Corporate notes and bonds are diversified and include approximately $20 million and $14 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2012 and 2011, respectively.

[4]
At December 31, 2012 and 2011, respectively, 82% and 81% of the Level 3 partnerships category is invested in (1) asset backed securities including distressed mortgages, (2) distressed companies and (3) commercial and residential loans and debt and equity of banks.

[5]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

[6]	Level 1 registered investment companies consist of an investment grade corporate bond mutual fund and a money market fund.

[7]	Other includes $73 million and $60 million of municipal securities at December 31, 2012 and 2011, respectively.
At December 31, 2012 and 2011, approximately 66% and 69%, respectively, of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
The following table sets forth a summary of changes in the fair value of PBOP Level 3 investments:

(in millions)	2012	2011
Fair value, net at beginning of period	$130	$92
Actual return on plan assets
Relating to assets still held at end of period	20	(3)
Relating to assets sold during the period	5	6
Purchases	35	48
Dispositions	(24)	(13)
Transfers in and/or out of Level 3	—	—
Fair value, net at end of period	$166	$130

Stock-Based Compensation
Edison International maintains a shareholder approved incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is 49.5 million shares, plus the number of any shares subject to awards issued under Edison International's prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued ("carry-over shares"). As of December 31, 2012, Edison International had approximately 26 million shares remaining for future issuance under its stock-based compensation plans.
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
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2012	2011	2010
Expected terms (in years)	6.9	7.0	7.3
Risk-free interest rate	1.1% – 1.7%	1.4% – 3.1%	2.0% – 3.2%
Expected dividend yield	2.8% – 3.1%	3.1% – 3.5%	3.3% – 4.0%
Weighted-average expected dividend yield	3.0%	3.4%	3.8%
Expected volatility	17.4% – 18.3%	18.2% – 19.0%	18.8% – 19.8%
Weighted-average volatility	18.3%	18.9%	19.8%
The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity equals the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2012. The volatility period used was 83 months, 84 months and 87 months at December 31, 2012, 2011 and 2010, respectively.

The following is a summary of the status of Edison International stock options:

		Weighted-Average
	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2011	19,714,214	$34.86
Granted	3,769,948	43.18
Expired	(219,983)	48.21
Forfeited	(223,458)	40.08
Exercised	(3,808,998)	26.35
Outstanding at December 31, 2012	19,231,723	37.96	6.11
Vested and expected to vest at December 31, 2012	18,958,712	37.99	6.04	$146
Exercisable at December 31, 2012	10,642,547	38.09	4.57	88
SCE:
Outstanding at December 31, 2011	10,526,540	$34.60
Granted	2,072,892	43.21
Expired	(107,854)	49.06
Forfeited	(176,938)	39.79
Exercised	(2,173,557)	26.90
Affiliate transfers, net	167,378	35.42
Outstanding at December 31, 2012	10,308,461	37.73	6.14
Vested and expected to vest at December 31, 2012	9,952,333	37.74	6.08	$81
Exercisable at December 31, 2012	5,683,815	37.12	4.51	48
At December 31, 2012, total unrecognized compensation cost related to stock options and the weighted-average period the cost is expected to be recognized are as follows:

(in millions)	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures	$14	$11
Weighted-average period (in years)	2	2
Performance Shares
A target number of contingent performance shares were awarded to executives in March 2010, March 2011 and March 2012, and vest at the end of December 2012, 2013 and 2014, respectively. Performance shares awarded contain dividend equivalent reinvestment rights. An additional number of target contingent performance shares are credited based on dividends on Edison International common stock for which the ex-dividend date falls within the performance period; these additional performance shares are subject to the same terms and conditions as the original performance shares. The vesting of the 2010 and 2011 grants is dependent upon a market performance condition and three years of continuous service subject to a prorated adjustment for employees who are terminated under certain circumstances or retire, but payment cannot be accelerated. The market performance condition is based on Edison International's total shareholder return relative to the total shareholder return of a specified group of peer companies at the end of a three-calendar-year period. The number of performance shares earned is determined based on Edison International's ranking among these companies. The vesting of the 2012 grants is dependent upon the service condition described above and the following performance conditions: half of the 2012 grants to each executive is subject to the market performance condition described above, while the other half is subject to a financial performance condition based on Edison International's three-year average annual "core" earnings per share, as defined in the Edison International 2012 Long-Term Incentives Terms and Conditions, measured against target levels. The number of performance shares earned from the 2012 grants is determined based on these two performance conditions. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents). Performance shares earned are settled half in cash and half in common stock; however, Edison International has discretion under certain of the awards to pay the half subject to cash settlement in common stock. Edison International also has discretion to pay certain dividend equivalents in Edison International common stock. Additionally, cash awards are substituted to the extent necessary to pay tax withholding or any government levies. The portion of performance shares that can be settled in cash is classified as a share-based liability award. The fair value of these shares is remeasured at each reporting period and the related compensation expense is adjusted. The portion of performance shares payable in common stock is classified as a share-based equity award. Compensation expense related to these shares is based on the grant-date fair value, which for each share is determined as the closing price of Edison International common stock on the grant date; however, with respect to the portion of the performance shares payable in common stock that is subject to the financial performance condition described above, the number of performance shares expected to be earned is subject to revision and update at each reporting period, with a related adjustment of compensation expense. Performance shares expense is recognized ratably over the requisite service period based on the fair values determined (subject to the adjustments discussed above), except for awards granted to retirement-eligible participants.
The fair value of market condition performance shares is determined using a Monte Carlo simulation valuation model. The Monte Carlo simulation valuation model requires various assumptions noted in the following table:

	Years ended December 31,
	2012	2011	2010
Equity awards
Grant date risk-free interest rate	0.4%	1.2%	1.3%
Grant date expected volatility	13.2%	20.4%	21.6%
Liability awards[1]
Expected volatility	12.1%	15.9%	20.6%
Risk-free interest rate:
2012 awards	0.4%	*	*
2011 awards	0.2%	0.3%	*
2010 awards	*	0.2%	0.6%

*	Not applicable

[1]	The portion of performance shares classified as share-based liability awards are revalued at each reporting period.
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

The following is a summary of the status of Edison International nonvested performance shares:

	Equity Awards		Liability Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Fair Value
Edison International:
Nonvested at December 31, 2011[1]	287,693	$31.60	287,471	$34.26
Granted	95,862	51.43	95,619
Forfeited	(6,010)	40.85	(5,942)
Vested[2]	(135,124)	32.23	(135,077)
Nonvested at December 31, 2012	242,421	38.86	242,071	46.23
SCE:
Nonvested at December 31, 2011[1]	160,225	$31.62	160,225	$34.52
Granted	52,684	51.48	52,512
Forfeited	(4,296)	41.76	(4,363)
Vested[2]	(79,124)	32.05	(79,133)
Affiliate transfers, net	2,451	32.16	2,450
Nonvested at December 31, 2012	131,940	38.87	131,691	46.19

[1]	Excludes performance shares that were paid in 2012 as performance targets were met at December 31, 2011.

[2]	Relates to performance shares that expired with zero value as performance targets were not met at December 31, 2012.
The current portion of nonvested performance shares classified as liability awards is reflected in "Other current liabilities" and the long-term portion is reflected in "Pensions and benefits" on Edison International's and SCE's consolidated balance sheets.
At December 31, 2012, total unrecognized compensation cost related to performance shares (based on the December 31, 2012 fair value of performance shares classified as equity awards) and the weighted-average period the cost is expected to be recognized are as follows:

(in millions)	Edison International	SCE
Unrecognized compensation cost	$4	$2
Weighted-average period (in years)	2	2
Restricted Stock Units
Restricted stock units were awarded to Edison International's and SCE's executives in March 2010, March 2011 and March 2012 and vest and become payable in January 2013, 2014 and 2015, respectively. Each restricted stock unit awarded is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. Restricted stock units awarded contain dividend equivalent reinvestment rights. An additional number of restricted stock units will be credited based on dividends on Edison International common stock for which the ex-dividend date falls within the performance period. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the three-calendar-year-plus-two-days vesting period. Vesting is subject to a pro-rated adjustment for employees who are terminated under certain circumstances or retire. Cash awards are substituted to the extent necessary to pay tax withholding or any government levies.

The following is a summary of the status of Edison International nonvested restricted stock units:

	Edison International		SCE
	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	737,635	$32.20	411,566	$32.14
Granted	227,902	43.17	125,217	43.20
Forfeited	(12,139)	39.94	(9,071)	40.23
Vested	(273,930)	26.37	(166,352)	26.85
Affiliate transfers, net	—	—	7,193	31.43
Nonvested at December 31, 2012	679,468	$38.09	368,553	$38.07
The fair value for each restricted stock unit awarded is determined as the closing price of Edison International common stock on the grant date.
Compensation expense related to these shares, which is based on the grant-date fair value, is recognized ratably over the requisite service period, except for awards whose holders become eligible for retirement vesting during the service period, in which case recognition is accelerated into the year the holders become eligible for retirement vesting. At December 31, 2012, total unrecognized compensation cost related to restricted stock units is expected to be recognized as follows:

(in millions)	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures	$6	$4
Cost to be recognized in 2013	4	3
Cost to be recognized in 2014	2	1

Supplemental Data on Stock-Based Compensation

	Edison International			SCE
	Years ended December 31,
(in millions, except per award amounts)	2012	2011	2010	2012	2011	2010
Stock-based compensation expense[1]:
Stock options	$18	$14	$14	$10	$9	$10
Performance shares	7	5	8	4	3	6
Restricted stock units	9	6	6	5	4	5
Other	1	5	7	—	4	6
Total stock-based compensation expense	$35	$30	$35	$19	$20	$27
Income tax benefits related to stock compensation expense	$14	$12	$13	$8	$8	$11
Excess tax benefits (expense)[2]	(6)	12	7	(13)	11	4
Stock options:
Weighted average grant date fair value per option granted	$5.22	$5.61	$4.89	$5.22	$5.61	$4.87
Fair value of options vested	17	18	18	10	10	11
Cash used to purchase shares to settle options	169	90	61	96	46	27
Cash from participants to exercise stock options	101	59	38	59	28	18
Value of options exercised	68	31	23	37	18	9
Tax benefits from options exercised	27	12	9	15	7	4
Performance shares classified as equity awards:
Weighted average grant date fair value per share granted	$51.43	$29.97	$32.25	$51.48	$29.40	$32.19
Fair value of shares vested	4	4	4	3	2	3
Value of shares settled	4	—	—	2	—	—
Tax benefits realized from settlement of awards	2	—	—	1	—	—
Performance shares classified as liability awards:
Value of shares settled	4	—	—	2	—	—
Tax benefits realized from settlement of awards	2	—	—	1	—	—
Restricted stock units:
Values of shares settled	$7	$6	$—	$4	$5	$—
Tax benefits realized from settlement of awards	3	3	—	2	2	—
Weighted average grant date fair value per unit granted	43.17	38.01	32.12	43.20	38.07	33.38

[1]	Reflected in "Operations and maintenance" on Edison International's and SCE's consolidated statements of income.

[2]	Reflected in "Settlements of stock-based compensation, net" in the financing section of Edison International's and SCE's consolidated statements of cash flows.

Workforce Reduction
In 2012, SCE announced plans for downsizing to bring the San Onofre organization and cost structure in line with industry peers. At December 31, 2012, SCE had recorded $36 million in estimated cash severance costs (SCE's share) related to the San Onofre workforce reduction. Also, in 2012, as part of a separate reorganization event, SCE implemented plans to reduce its workforce and has recorded estimated severance costs of $76 million as of December 31, 2012. The workforce reductions reflect SCE's strategic direction to optimize its cost structure and to minimize impacts on customer rates as well as aligning the cost structure with its peers. SCE began to reduce the workforce in the fourth quarter of 2012 related to both of these restructuring actions and will continue during 2013. It is expected that SCE will complete the severance payments in 2013. The severance costs are included in "Operation and maintenance" in the consolidated income statements.
Note 9.    Commitments and Contingencies
Third-Party Power Purchase Agreements
SCE enters into various agreements to purchase power and electric capacity, including:

•
Renewable Energy Contracts – California law requires retail sellers of electricity to comply with an RPS by delivering renewable energy, primarily through power purchase contracts. Renewable energy contract payments generally consist of payments based on a fixed price per megawatt hour. As of December 31, 2012, SCE had 53 renewable energy contracts that were approved by the CPUC and met critical contract provisions which expire at various dates between 2013 and 2035.

•
Qualifying Facility Power Purchase Agreements – Under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are qualifying co-generation facilities and qualifying small power production facilities ("QFs"). As of December 31, 2012, SCE had 155 QF contracts which expire at various dates between 2013 and 2025.

•
Other Power Purchase Agreements – In accordance with the SCE's CPUC-approved long-term procurement plans, SCE has entered into capacity agreements with third parties, including 10 combined heat and power contracts, 14 tolling arrangements, 19 power call options and 112 resource adequacy contracts. SCE's obligations under a portion of these agreements are limited to payments for the availability of such resources.

At December 31, 2012, the undiscounted future minimum expected payments for the SCE power purchase agreements that have been approved by the CPUC and have completed major milestones for construction were as follows:

(in millions)	Renewable Energy Contracts	QF Power Purchase Agreements	Other Purchase Agreements
2013	$629	$361	$851
2014	685	358	891
2015	756	324	765
2016	780	258	531
2017	781	226	523
Thereafter	13,031	387	2,554
Total future commitments	$16,662	$1,914	$6,115

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

(in millions)	Operating Leases	Capital Leases
2013	$958	$33
2014	914	71
2015	933	109
2016	856	109
2017	830	109
Thereafter	11,688	1,642
Total future commitments	$16,179	$2,073
Amount representing executory costs		(438)
Amount representing interest		(752)
Net commitments		$883
Operating lease expense for these power purchase agreements was $1.3 billion in 2012, $1.4 billion in 2011 and $1.3 billion in 2010. The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power.
At December 31, 2012 and 2011, SCE's net capital leases reflected in "Utility plant" on the consolidated balance sheets were $216 million and $222 million, including accumulated amortization of $33 million and $27 million, respectively. SCE had $6 million and $6 million included in "Other current liabilities" and $210 million and $216 million included in "Other deferred credits and other liabilities," representing the present value of the minimum lease payments due under these contracts recorded on the consolidated balance sheets at December 31, 2012 and 2011, respectively. SCE has a power purchase contract, with net commitments totaling $667 million, that meet the requirements for capital lease treatment, but is not reflected on the consolidated balance sheets since the lease term begins in 2014.
Other Lease Commitments
The following summarizes the estimated minimum future commitments for SCE's noncancelable other operating leases (excluding SCE's power purchase agreements discussed above):

(in millions)	Operating Leases – Other
2013	$71
2014	68
2015	54
2016	41
2017	27
Thereafter	201
Total future commitments	$462
Operating lease expense for other leases (primarily related to vehicles, office space and other equipment) were $75 million in 2012, $66 million in 2011 and $62 million in 2010.

Nuclear Decommissioning Commitment
SCE has collected in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. The recorded liability to decommission SCE's nuclear power facilities is $2.7 billion as of December 31, 2012, based on site-specific studies performed in 2008 for San Onofre and 2007 for Palo Verde. Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE estimates that it will spend approximately $8.6 billion through 2053 to decommission its active nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 1.8% to 6.9% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts, which received contributions of $23 million in 2012, 2011 and 2010. SCE estimates annual after-tax earnings on the decommissioning funds of 4.2% to 5.7%. If the assumed return on trust assets is not earned, it is probable that additional funds needed for decommissioning will be recoverable through rates in the future. If the assumed return on trust assets is greater than estimated, funding amounts may be reduced through future decommissioning proceedings.
All of SCE's San Onofre Unit 1 decommissioning costs will be paid from its nuclear decommissioning trust funds and are subject to CPUC review. The estimated remaining cost to decommission San Onofre Unit 1 is recorded as an ARO liability of $68 million at December 31, 2012. Total expenditures for the decommissioning of San Onofre Unit 1 were $598 million from the beginning of the project in 1998 through December 31, 2012.
Decommissioning expense under the ratemaking method was $23 million, $23 million and $30 million in 2012, 2011 and 2010, respectively. The ARO for decommissioning SCE's active nuclear facilities was $2.6 billion and $2.5 billion at December 31, 2012 and 2011, respectively. See Note 4 and Note 15 for discussion on the nuclear decommissioning trusts.
Other Commitments
Certain other commitments for SCE for the years 2013 through 2017 are estimated below:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Nuclear fuel supply contracts[1]	$170	$76	$76	$126	$95	$369	$912
Other fuel supply contracts	42	60	86	48	—	—	236
Other contractual obligations	32	38	38	19	15	271	413

[1]	These supply contracts are under review as part of events at San Onofre. See "—Contingencies—San Onofre Outage, Inspection and Repair Issues" below for further information.
Costs incurred for other commitments were $249 million in 2012, $281 million in 2011 and $177 million in 2010. SCE has fuel supply contracts which require payment only if the fuel is made available for purchase. SCE has a coal fuel contract that requires payment of certain fixed charges whether or not coal is delivered.
Indemnities
Edison International and SCE have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business. The contracts discussed below included performance guarantees.
Indemnity Provided as Part of the Acquisition of Mountainview
In connection with the acquisition of the Mountainview power plant, SCE agreed to indemnify the seller with respect to specific environmental claims related to SCE's previously owned San Bernardino Generating Station, divested by SCE in 1998 and reacquired in 2004 as part of the Mountainview acquisition. SCE retained certain responsibilities with respect to environmental claims as part of the original divestiture of the station. The aggregate liability for either party to the purchase agreement for damages and other amounts is a maximum of $60 million. This indemnification for environmental liabilities expires on or before March 12, 2033. SCE has not recorded a liability related to this indemnity.
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

Other Indemnities
Edison International and SCE provide other indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and indemnities for specified environmental liabilities and income taxes with respect to assets sold. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.
Contingencies
In addition to the matters disclosed in these Notes, Edison International and SCE are involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International and SCE believe the outcome of these other proceedings will not, individually or in the aggregate, materially affect its results of operations or liquidity.
San Onofre Outage, Inspection and Repair Issues
Two replacement steam generators were installed at San Onofre in each of Units 2 and 3 in 2010 and 2011, respectively. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators and the Unit was safely taken off-line. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Both Units have remained off-line for extensive inspections, testing and analysis of their steam generators. Each Unit will be restarted only when and if SCE determines that it is safe to do so and when start-up has been approved by the NRC pursuant to the terms of a Confirmatory Action Letter (“CAL”) issued by the NRC in March 2012. The CAL requires NRC permission to restart Unit 2 and Unit 3 and outlines actions SCE must complete before permission to restart either Unit may be sought. In October 2012, SCE submitted to the NRC a response to the CAL and restart plans for Unit 2. SCE proposed to restart Unit 2 and operate at a reduced power level (70%) for approximately five months, followed by a mid-cycle scheduled outage and inspection.
The NRC has been engaged in conducting a series of inspections, evaluations, reviews and public meetings about the causes of the steam generator malfunction and damage and to verify that SCE has performed the actions described in the CAL response and as otherwise required by its obligations as a nuclear operator. This process has included inspections and review by an NRC-appointed Augmented Inspection Team. SCE has been advised that the NRC's Office of Investigations has initiated an investigation into the accuracy and completeness of information SCE has provided to the NRC regarding the San Onofre steam generators. Should the NRC find a deficiency in SCE's performance or provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described below.
Under California Public Utilities Code Section 455.5, SCE is required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months (not including preplanned outages). SCE provided such notice to the CPUC on November 1, 2012 for Unit 3 and December 6, 2012 for Unit 2. The CPUC is required within 45 days of SCE's notice for a particular Unit to initiate an investigation to determine whether to remove from customer rates some or the entire revenue requirement associated with the portion of the facility that is out of service. From the initiation date of the investigation, such rates are collected subject to refund. Under Section 455.5, any determination to adjust rates is made after hearings are conducted in connection with the utility's next general rate case.
In October 2012, in advance of SCE's required notification under Section 455.5, the CPUC issued an Order Instituting Investigation that consolidates all San Onofre issues in related regulatory proceedings and considers appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, operations and maintenance costs, and seismic study costs. The Order requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent included in rates, collected subject to refund. The Order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the order, of all costs related to San Onofre from SCE's rates, with placement of those costs in a deferred debit account pending the return of one or both Units to useful service, or other possible action. It is currently expected that the investigation will be conducted in phases that will extend at least into 2014.
In parallel with the Order Instituting Investigation, the 2012 GRC final decision requires SCE to track San Onofre-related costs in a memorandum account subject to refund, beginning January 1, 2012. SCE filed an application in January 2013 seeking a reasonableness determination regarding these costs. That application has been consolidated with the Order Instituting Investigation proceeding.

The steam generators were designed and supplied by Mitsubishi Heavy Industries, Inc. ("MHI") and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. SCE's purchase contract with MHI states that MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has notified MHI that it believes one or more of such exceptions now apply and that MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. The disagreement may ultimately become subject to dispute resolution procedures set forth in the purchase agreement, including international arbitration. SCE, on behalf of itself and the other San Onofre co-owners, has submitted three invoices to MHI totaling $106 million for steam generator repair costs incurred through October 31, 2012. MHI paid the first invoice of $45 million, while reserving its right to challenge any of the charges in the invoice. In January 2013, MHI advised SCE that it rejected a portion of the first invoice and required further documentation regarding the remainder of the invoice. SCE has recorded its share of the invoice paid as a reduction of repair and inspection costs.
San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of potential claims for loss recovery. In October 2012, SCE filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy. Pursuant to these proofs of loss SCE is seeking the weekly indemnity amounts provided under the policy for each Unit. Because the outage is ongoing, SCE will supplement these proofs of loss in the future. No amounts have been recognized in SCE's financial statements, pending NEIL's response. To the extent any costs are recovered under the outage policy, SCE expects to refund those amounts to ratepayers through the ERRA balancing account.
The 2012 costs tracked in the memorandum account under the CPUC's Order Instituting Investigation include $613 million of SCE's 2012 authorized revenue requirement associated with operating and maintenance expenses, and depreciation and return on SCE's investment in Unit 2, Unit 3 and common plant. This amount is subject to refund depending on the outcome of the investigation.
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million based on SCE's estimate after adjustment for inflation using the Handy-Whitman Index) for SCE's 78.21% share of the costs to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $601 million through December 31, 2012 on the steam generator replacement project. These expenditures remain subject to CPUC reasonableness review and approval.
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre are being purchased in the market by SCE (commencing on February 1 for Unit 3 and March 5 for Unit 2). Market power costs through December 31, 2012 were approximately $300 million, net of avoided nuclear fuel costs, and are typically recoverable through the ERRA balancing account subject to CPUC reasonableness review, which will now take place as part of the CPUC's Order Instituting Investigation proceeding. Future market power costs cannot be estimated at this time due to uncertainties associated with when and at what output levels the Units will or may be returned to service; however, such amounts may be material.
Through December 2012, SCE's share of incremental inspection and repair costs totaled $102 million for both Units (not including payments made by MHI as described below), and repairs to restart Unit 2 at the reduced power levels described above were completed. The costs for Unit 2 may increase following NRC review under the CAL. Total incremental repair costs associated with returning Unit 3 to service, and returning both Units to service at originally specified capabilities safely, remain uncertain. SCE recorded its share of payments made to date by MHI ($36 million) as a reduction of incremental inspection and repair costs.
SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE considers its operating, capital, and market power costs, recoverable through base rates and the ERRA balancing account, as offset by third party recoveries where applicable. SCE cannot provide assurance that either or both Units of San Onofre will be returned to service, that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties. A delay in the restart of San Onofre Unit 2 beyond this summer may impact plans for future operations of both Units. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows. SCE will pursue recoveries arising from available agreements, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements.

EME Chapter 11 Filing
On the Petition Date, EME and the wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under the Support Agreement to which EME, Edison International and certain of EME's senior unsecured noteholders are parties, each of them has agreed to support Bankruptcy Court approval of the Settlement Transaction. The Bankruptcy Court may not approve the Settlement Transaction, or even if the Settlement Transaction is approved, it may not be consummated if certain conditions are not met. If the Settlement Transaction is not approved and consummated, Edison International may not be entitled to the benefits of the Settlement Transaction and it will remain subject to any claims of EME and the noteholders, including claims relating to or arising out of any shared services, the tax allocation agreement, and any other relationships or transactions between the companies. For further information, see Note 17.
SED Investigations
San Gabriel Valley Windstorm Investigation
In November 2011, a windstorm resulted in significant damage to SCE’s electric system and service outages for SCE customers primarily in the San Gabriel Valley. The CPUC directed its Safety and Enforcement Division (“SED”) to conduct an investigation focused on the cause of the outages, SCE’s service restoration effort, and SCE’s customer communications during the outages. The SED issued its final report on January 11, 2013. The report asserts that SCE and others with whom SCE shares utility poles violated certain CPUC safety rules applicable to overhead line construction, maintenance and operation, which may have caused the failures of affected poles and supporting cables. The report also concludes that SCE’s restoration time was not adequate and makes other assertions. Additionally, the report contends that SCE violated CPUC rules by failing to preserve evidence relevant to the investigation when it did not retain damaged poles that were replaced following the windstorm. If the CPUC issues an OII regarding this matter and SCE is found to have violated any CPUC rules, it could face penalties. SCE is unable to estimate a possible loss or range of loss associated with any penalties that may be imposed by the CPUC on SCE.
The final decision in SCE’s 2012 GRC directed SCE to, among other things, make an assessment of a representative sampling of its poles to determine their conformance with current legal standards and report by July 31, 2013 on the results of this assessment. The cost of any large scale review of poles or other equipment for safety compliance, as well as any remediation measures required to assure compliance, could be significant.
Malibu Fire Order Instituting Investigation
Following a 2007 wildfire in Malibu, California, the CPUC issued an OII to determine if any statutes, CPUC general orders, rules or regulations were violated by SCE or telecomm providers (“OII Respondents”) that shared the use of three failed power poles in the wildfire area. The SED has alleged, among other things, that the poles were overloaded, that the OII Respondents violated the CPUC's rules governing the design, construction and inspection of poles and misled the CPUC during its investigation of the fire, and that SCE failed to preserve evidence relevant to the investigation. In October 2011, the SED proposed that the OII Respondents be assessed penalties of approximately $99 million, with SCE being allocated approximately $50 million of the total. SCE has denied the allegations and believes the proposed penalties are excessive. In September 2012, the CPUC approved a partial settlement between the SED and three telecomm providers, leaving SCE and a non-settling telecomm provider as the remaining respondents. The partial settlement did not resolve any of the claims against SCE or the remaining telecomm provider.
Four Corners New Source Review Litigation
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985-1986 and 2007- 2010, constituted plant “major modifications” and the plant's failure to obtain permits and install best available control technology ("BACT") violated the PSD requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2012, the parties requested a stay of the litigation to allow for settlement discussion, and the court stayed the matter to March 2013. In November 2010, SCE entered into an agreement to sell its ownership interest in generating units 4 and 5 to APS. The sale remains contingent upon APS obtaining a long-term fuel supply agreement for the plant. As of January 2013, the sale agreement may be terminated by either party. As of the date of this report, the agreement has not been terminated by either party. Under the agreement SCE would remain responsible for its pro rata share of certain environmental liabilities, including penalties arising from environmental violations prior to the sale. SCE may also be responsible for certain other liabilities retained under the Co-Tenancy Agreement, in the event of a performance default by APS. SCE is unable to estimate a possible loss or range of loss associated with this matter.
Environmental Remediation
Edison International records its environmental remediation liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. Edison International reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring and site closure. Unless there is a single probable amount, Edison International records the lower end of this reasonably likely range of costs (reflected in "Other long-term liabilities") at undiscounted amounts as timing of cash flows is uncertain.
At December 31, 2012, Edison International's recorded estimated minimum liability to remediate its 23 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) at SCE was $103 million, including $75 million related to San Onofre. In addition to its identified material sites, SCE also has 35 immaterial sites for which the total minimum recorded liability was $3 million. Of the $106 million total environmental remediation liability for SCE, $103 million has been recorded as a regulatory asset. SCE expects to recover $24 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $79 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $179 million and $7 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs in each of the next five years are expected to range from $6 million to $13 million. Costs incurred for the years ended December 31, 2012, 2011 and 2010 were $10 million, $16 million and $17 million, respectively.
Based upon the CPUC's regulatory treatment of environmental remediation costs incurred at SCE, Edison International believes that costs ultimately recorded will not materially affect its results of operations, financial position or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to estimates.
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
Note 10.    Environmental Developments
Greenhouse Gas Regulation
There have been a number of federal and state legislative and regulatory initiatives to reduce greenhouse gas (“GHG”) emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for GHG emissions could significantly increase the cost of generating electricity from fossil fuels as well as the cost of purchased power, which could adversely affect SCE's business. In the case of utilities, like SCE, these costs are generally borne by customers.
Significant developments include the following:

•
In June 2010, the US EPA issued the Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule, known as the “GHG tailoring rule.” This regulation generally subjects newly constructed sources of GHG emissions and newly modified existing major sources to the Prevention of Significant Deterioration air permitting program (and later, to the Title V permitting program under the CAA), beginning in January 2011. A challenge to the GHG tailoring rule (along with other GHG regulations and determinations issued by the US EPA) is pending before the U.S. Court of Appeals for the D.C. Circuit. Under a pending court settlement, the US EPA was to propose performance standards for GHG emissions from new and modified power plants. The specific requirements will not be known until the regulations are finalized. In March 2012, the US EPA announced proposed carbon dioxide emissions limits for new power plants. The status of the US EPA's efforts to develop greenhouse gas emissions performance standards for existing plants is unknown.

•
In December 2011, the California Air Resources Board (“CARB”) regulation was officially published establishing a California cap-and-trade program. The first compliance period under the regulations is for 2013 GHG emissions. CARB regulations implementing a California cap-and-trade program and the cap-and-trade program itself continue to be the subject of litigation.

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

•
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
In September 2012, a three-judge panel of the U.S Court of Appeals for the Ninth Circuit affirmed the dismissal of a case brought against Edison International and other defendants by the Alaskan Native Village of Kivalina. In November 2012, the plaintiffs' request for a rehearing by a larger panel of Ninth Circuit judges was denied. Plaintiffs seek damages of up to $400 million for the cost of relocating the village, which they claim is no longer protected from storms because the Arctic sea ice has melted as the result of climate change.
In March 2012, the federal district court in Mississippi dismissed, in its entirety, the purported class action complaint filed by private citizens in May 2011, naming a large number of defendants, including SCE and other Edison International subsidiaries, for damages allegedly arising from Hurricane Katrina. In April 2012, the plaintiffs filed an appeal with the Fifth Circuit Court of Appeals, which remains pending. Plaintiffs allege that the defendants' activities resulted in emissions of substantial quantities of greenhouse gases that have contributed to climate change and sea level rise, which in turn are alleged to have increased the destructive force of Hurricane Katrina. The lawsuit alleges causes of action for negligence, public and private nuisance, and trespass, and seeks unspecified compensatory and punitive damages. The claims in this lawsuit are nearly identical to a subset of the claims that were raised against many of the same defendants in a previous lawsuit that was filed in, and dismissed by, the same federal district court where the current case has been filed.

Note 11.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of:

(in millions)	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and PBOP – Net Loss	Pension and PBOP – Prior Service Cost	Accumulated Other Comprehensive Loss
Edison International:
Balance at December 31, 2010	$16	$(87)	$(5)	$(76)
Change for 2011	(50)	(13)	—	(63)
Balance at December 31, 2011	(34)	(100)	(5)	(139)
Change for 2012	34	13	5	52
Balance at December 31, 2012	$—	$(87)	$—	$(87)
SCE:
Balance at December 31, 2010		$(25)	$—	$(25)
Change for 2011		1	—	1
Balance at December 31, 2011		(24)	—	(24)
Change for 2012		(5)	—	(5)
Balance at December 31, 2012		$(29)	$—	$(29)
Note 12.    Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Cash payments (receipts) for interest and taxes:
Interest, net of amounts capitalized	$452	$423	$370	$437	$408	$369
Tax payments (refunds), net	(165)	(119)	328	(279)	(86)	(127)
Non-cash financing and investing activities:
Details of debt exchange:
Pollution-control bonds redeemed	$—	$(86)	$(378)	$—	$(86)	$(378)
Pollution-control bonds issued	—	86	378	—	86	378
Deconsolidation of variable interest entities:
Assets other than cash	$—	$—	$306	$—	$—	$306
Liabilities and non-controlling interest	—	—	(398)	—	—	(398)
Dividends declared but not paid:
Common stock	$110	$106	$104	$—	$—	$—
Preferred and preference stock	24	11	13	24	11	13
SCE's accrued capital expenditures at December 31, 2012, 2011 and 2010 were $671 million, $685 million and $648 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 13.    Preferred and Preference Stock of Utility
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. SCE's outstanding shares are not subject to mandatory redemption. There are no dividends in arrears for the preferred or preference shares. Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's common stock and preference stock. All cumulative preferred shares are redeemable. When preferred shares are redeemed, the premiums paid, if any, are charged to common equity. No preferred shares were issued or redeemed in the years ended December 31, 2012, 2011 and 2010. There is no sinking fund requirement for redemptions or repurchases of preferred shares.
Shares of SCE's preference stock rank junior to all of the preferred stock and senior to all common stock. Shares of SCE's preference stock are not convertible into shares of any other class or series of SCE's capital stock or any other security. There is no sinking fund requirement for redemptions or repurchases of preference shares.
Preferred stock and preference stock is:

	Shares Outstanding	Redemption Price	December 31,
(in millions, except shares and per-share amounts)			2012	2011
Cumulative preferred stock
$25 par value:
4.08% Series	650,000	$25.50	$16	$16
4.24% Series	1,200,000	25.80	30	30
4.32% Series	1,653,429	28.75	41	41
4.78% Series	1,296,769	25.80	33	33
Preference stock
No par value:
4.32% Series A (variable and noncumulative)	3,250,000	100.00	325	400
6.125% Series B (noncumulative)	2,000,000	100.00	200	200
6.00% Series C (noncumulative)	2,000,000	100.00	200	200
6.50% Series D (cumulative)	1,250,000	100.00	125	125
6.25% Series E (cumulative)	350,000	1,000.00	350	—
5.625% Series F (cumulative)	190,004	2,500.00	475	—
SCE's preferred and preference stock			1,795	1,045
Less issuance costs			(36)	(16)
Edison International's preferred and preference stock of utility			$1,759	$1,029
Shares of Series A and B preference stock were issued in 2005 and shares of Series C preference stock were issued in 2006. SCE may redeem the Series A, B or C preference shares in whole or in part. Shares of Series D preference stock, issued in 2011, may not be redeemed prior to March 1, 2016. After March 1, 2016, SCE may redeem the shares at par, in whole or in part. Shares of Series E preference stock, issued in 2012, may be redeemed at par, in whole or in part, after February 1, 2022. Shares of Series F preference stock, issued in 2012, may be redeemed at par, in whole, but not in part, at any time prior to June 15, 2017 if certain changes in tax or investment company laws occur. After June 15, 2017, SCE may redeem the Series F shares at par, in whole or in part. Shares of Series F preference stock were issued to SCE Trust I, a special purpose entity formed to issue trust securities as discussed in Note 3. The proceeds from the sale of the shares of Series E and F were used to repay commercial paper borrowings and to fund SCE's capital program. The proceeds from the sale of the shares of Series F were also used to retire $75 million of the Series A preference stock. Preference shares are not subject to mandatory redemption and no preference shares were redeemed in 2011 and 2010.
At December 31, 2012 accrued dividends related to SCE's preferred and preference stock were $24 million.
In January 2013, SCE issued 160,004 shares of 5.10% Series G preference Stock (cumulative, $2,500 liquidation value) to SCE Trust II, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series G preference stock may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2018 if certain changes in tax or investment company laws occur. After March 15, 2018, SCE may redeem the Series G shares at par, in whole or in part. The shares are not subject to mandatory redemption. The proceeds from the sale of these shares will be used to redeem all outstanding shares of Series B and C preference stock.

Note 14.    Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased-power, demand-side management programs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 8.74% for both 2012 and 2011. The CPUC also authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.
Balancing account over and under collections represent differences between cash collected in current rates for specified forecasted costs and these costs that are actually incurred. Under-collections are recorded as regulatory balancing account assets. Over-collections are recorded as regulatory balancing account liabilities. With some exceptions, SCE seeks to adjust rates on an annual basis or at other designated times to recover or refund the balances recorded in its balancing accounts. Regulatory balancing accounts that SCE does not expect to collect or refund in the next 12 months are reflected in the long-term section of the consolidated balance sheets. Under and over collections accrue interest based on a three-month commercial paper rate published by the Federal Reserve.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.
Regulatory Assets
Edison International's and SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2012	2011
Current:
Regulatory balancing accounts	$502	$223
Energy derivatives	70	264
Other	—	7
Total Current	572	494
Long-term:
Deferred income taxes, net	2,663	2,020
Pensions and other postretirement benefits	1,550	1,703
Energy derivatives[1]	900	836
Unamortized investments, net	507	484
Unamortized loss on reacquired debt	228	249
Nuclear-related investment, net	141	156
Regulatory balancing accounts	73	69
Other	360	298
Total Long-term	6,422	5,815
Total Regulatory Assets	$6,994	$6,309

[1]
Included in 2011 is the regulatory offset of a power purchase agreement between SCE and EME with a fair market value of $349 million, which was eliminated in the Edison International consolidated financial statements.

SCE's regulatory assets related to energy derivatives are primarily an offset to unrealized losses on derivatives. The regulatory asset changes based on fluctuations in the fair market value of the contracts, which expire in 1 to 11 years.
SCE's regulatory assets related to deferred income taxes represent tax benefits passed through to customers. The CPUC requires SCE to pass through certain deferred income tax benefits to customers by reducing electricity rates, thereby deferring recovery of such amounts to future periods. Deferred income taxes for 2012 includes the results of SCE's 2012 General Rate Case, see Note 7. Based on current regulatory ratemaking and income tax laws, SCE expects to recover its regulatory assets related to deferred income taxes over the life of the assets that give rise to the accumulated deferred income taxes, ranging from 1 to 45 years.

SCE's regulatory assets related to pensions and other post-retirement plans represent the unfunded net loss and prior service costs of the plans (see "Pension Plans and Postretirement Benefits Other than Pensions" discussion in Note 8). This amount is being recovered through rates charged to customers as the plans are funded.
SCE's unamortized investments include nuclear assets related to San Onofre which in the ordinary course would be recovered by 2022, nuclear assets related to Palo Verde which are expected to be recovered by 2027 and SCE's unamortized coal plant investment which is being recovered through June 2016. Unamortized investments also include legacy meters retired as part of the EdisonSmartConnect® program which are expected to be recovered by 2017. Although SCE's unamortized investments are classified as regulatory assets on the consolidated balance sheets, they continue to be a component of rate base and earned a rate of return of 8.74% in 2012 and 2011, except for the Mohave generating station, which did not earn a rate of return in 2012 and the legacy meters, which earned a rate of return of 6.46% in 2012.
SCE's net regulatory asset related to its unamortized loss on reacquired debt will be recovered over the remaining original amortization period of the reacquired debt over periods ranging from 1 to 26 years.
SCE's nuclear-related investment include assets and accumulated depreciation related to the AROs for San Onofre and Palo Verde, which are expected to be recovered by 2022 and 2027, respectively. These assets are included in rate base and earned a return of 8.74% in 2012 and 2011.
Regulatory Liabilities
Edison International's and SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2012	2011
Current:
Regulatory balancing accounts	$484	$661
Other	52	9
Total Current	536	670
Long-term:
Costs of removal	2,731	2,697
Asset Retirement Obligations	1,385	1,105
Regulatory balancing accounts	1,091	864
Other	7	4
Total Long-term	5,214	4,670
Total Regulatory Liabilities	$5,750	$5,340
SCE's regulatory liabilities related to costs of removal represent differences between asset removal costs recorded and amounts collected in rates for those costs.
SCE's regulatory liabilities related to the AROs represent timing differences between the AROs and the assets of the nuclear decommissioning trust. The balance varies due to changes in the AROs as well as nuclear decommissioning trust investment activities.

Note 15.    Other Investments
Nuclear Decommissioning Trusts
Future decommissioning costs of removal of SCE's nuclear assets are expected to be funded from independent decommissioning trusts, which currently receive contributions of approximately $23 million per year through SCE customer rates. Contributions to the decommissioning trusts are reviewed every three years by the CPUC. If additional funds are needed for decommissioning, it is probable that the additional funds will be recoverable through customer rates. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity	Amortized Cost		Fair Value
		December 31,
(in millions)	Dates	2012	2011	2012	2011
Stocks	—	$978	$865	$2,271	$1,899
Municipal bonds	2054	518	625	644	756
U.S. government and agency securities	2043	547	516	603	580
Corporate bonds	2054	324	259	410	317
Short-term investments and receivables/payables	One-year	116	38	120	40
Total		$2,483	$2,303	$4,048	$3,592
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $2.1 billion, $2.8 billion and $1.4 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Unrealized holding gains, net of losses, were $1.6 billion and $1.3 billion at December 31, 2012 and 2011, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Years ended December 31,
(in millions)	2012	2011	2010
Balance at beginning of period	$3,592	$3,480	$3,140
Gross realized gains	73	108	125
Gross realized losses	(5)	(17)	(4)
Unrealized gains (losses), net	276	(7)	148
Other-than-temporary impairments	(36)	(47)	(27)
Interest, dividends, contributions and other	148	75	98
Balance at end of period	$4,048	$3,592	$3,480
Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.
Leases
In 2012, an Edison International subsidiary sold their lease interest in the Beaver Valley Nuclear plant and lease investment in aircraft leases with American Airlines for an aggregate of $108 million and recorded a pre-tax gain of $65 million ($31 million after-tax). In 2011, Edison International subsidiaries recorded a $26 million pre-tax earnings charge ($16 million after-tax) related to a write down of lease interest in aircraft leases with American Airlines.

Note 16.    Other Income and Expenses
Other income and expenses are as follows:

	Years ended December 31,
(in millions)	2012	2011	2010
SCE's other income:
Equity allowance for funds used during construction	$96	$96	$100
Increase in cash surrender value of life insurance policies	27	26	25
Other	14	13	16
Total SCE's other income	137	135	141
Edison International Parent and Other other income	1	6	—
Total Edison International other income	$138	$141	$141
SCE's other expenses:
Civic, political and related activities and donations	$32	$30	$28
Contracting and consulting services	6	7	7
Other	12	18	16
Total SCE's other expenses	50	55	51
Edison International Parent and Other other expenses	2	—	2
Total Edison International other expenses	$52	$55	$53
Note 17.    Discontinued Operations
EME Chapter 11 Filing
On the Petition Date, EME and certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 16, 2012, Edison International, EME and certain of EME's senior unsecured noteholders entered into a Transaction Support Agreement (the "Support Agreement"), that, subject to further documentation, Bankruptcy Court approval and certain other conditions, provides that:

•	Edison International will cease to own EME when EME emerges from bankruptcy pursuant to a plan or reorganization.

•
The tax allocation agreements with respect to EME will be extended through the earlier of the effective date of a plan of reorganization or December 31, 2014, and EME will remain bound to perform its obligations under such agreements.

•
Edison International and EME will continue to provide ongoing shared services to each other in the ordinary course, consistent with the same terms and conditions on which those services have been provided in the past.

•	Upon effectiveness of EME's plan of reorganization, Edison International will assume certain of EME's employee retirement related liabilities.

•
Edison International, EME and the noteholders who have signed the Support Agreement will exchange releases of claims, and EME and Edison International will cross-indemnify one another against liabilities arising from the conduct of their separate businesses.

Under the Support Agreement, within 150 days following the Petition Date, EME will seek authority from the Bankruptcy Court to enter into the Settlement Transaction, which must be obtained within 210 days following the Petition Date or the Support Agreement is subject to termination. There can be no assurance that the Bankruptcy Court will approve the Settlement Transaction, and even if it is approved, there can be no assurance that the conditions to the effectiveness of the Settlement Transaction will be satisfied. In addition, EME is entitled to terminate the Support Agreement and consider alternative transactions in accordance with its fiduciary duties.

Deconsolidation
EME and those subsidiaries in Chapter 11 proceedings retain control of their assets and are authorized to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Effective December 17, 2012, Edison International no longer consolidates the earnings and losses of EME or its subsidiaries and has reflected its ownership interest in EME utilizing the cost method of accounting prospectively, under which Edison International's investment in EME is reflected as a single amount on the consolidated balance sheet of Edison International at December 31, 2012. Furthermore, Edison International has recorded a full impairment of the investment in EME as a result of the deconsolidation of EME, recognition of losses previously deferred in accumulated other comprehensive income, a provision for losses from the EME bankruptcy and estimated tax impacts related to the expected future tax deconsolidation and separation of EME from Edison International. The aggregate impact of these matters resulted in an after tax charge of $1.3 billion during the fourth quarter of 2012.
Edison International will not be affected by changes in EME's future financial results, other than those changes related to the tax allocation agreements. Edison International has evaluated the continuing cash flows with EME and determined that these cash flows generated are indirect and immaterial. Edison International's continuing cash flows will not include any significant revenue-producing and cost-generating activities of EME. The ongoing shared services support that Edison International and EME will continue to provide each other is not expected to be material to Edison International's cash flows.
Edison International considers EME to be an abandoned asset under generally accepted accounting principles, and, as a result, the operations of EME prior to December 17, 2012 and for all prior years, are reflected as discontinued operations in the consolidated financial statements.
Summarized results of discontinued operations:

(in millions)	351 days ended December 16, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating revenues	$1,242	$2,172	$2,413
Income (loss) before income taxes	(2,013)	(1,934)	183
Before Edison International classified EME as discontinued operations, Edison International had accounted for EME's Homer City as a discontinued operation. The operating results shown above reflect the operating results of Homer City through December 14, 2012. On December 14, 2012, Homer City and an affiliate of GECC completed the Homer City Master Transaction Agreement ("MTA") between EME Homer City Generation L.P. and General Electric Capital Corporation for the divestiture by Homer City of substantially all of its remaining assets and certain specified liabilities. In the third quarter of 2012, EME recorded a $113 million charge ($68 million after tax) to write down assets held for sale to net realizable value during the third quarter of 2012. The charge was reduced to $89 million ($53 million after tax) when the transaction closed. In the fourth quarter of 2011, EME recorded an impairment charge of $1.03 billion related to Homer City's long-lived assets.

The assets and liabilities associated with the discontinued operations are segregated on the consolidated balance sheets at December 31, 2011. The carrying amount of the major components of asset and liabilities of discontinued operations at December 31, 2011 are summarized below. The information for these balance sheet components at December 31, 2012 were excluded from the table below as the fair value of Edison International's investment in EME was zero.

(in millions)	December 31, 2011
Current:
Cash and cash equivalents	$1,300
Other current assets	641
Total current assets	1,941
Long-term:
Property, plant and equipment, net	4,472
Other long-term assets	1,609
Total long-term assets	6,081
Total assets of discontinued operations	$8,022

Total current liabilities	$359
Long-term:
Long-term debt	4,855
Deferred income taxes[1]	331
Other long-term liabilities	1,008
Total long-term liabilities	6,194
Total liabilities of discontinued operations	$6,553

[1]	Deferred income taxes is primarily comprised of deferred tax liabilities related to basis differences in property.
Contingencies
Edison International Parent has not guaranteed the obligations of EME, however, under the Internal Revenue Code and applicable state statutes, Edison International Parent is jointly liable for qualified retirement plans and Federal and specific state tax liabilities. As a result of the deconsolidation and the existence of joint liabilities, Edison International has recorded liabilities at December 31, 2012 of $80 million for qualified retirement plans related to plan participants of EME and $183 million of liabilities related to joint tax liabilities. Under the qualified plan documents and tax allocation agreements, EME is obligated to pay for such liabilities and, accordingly, Edison International has recorded receivables of $229 million from EME net of amounts recorded in accumulated other comprehensive income of $34 million (related to actuarial losses under the qualified retirement plans).
If the Support Agreement is approved and implemented, Edison International Parent would not be entitled to receive reimbursement of the net receivable of $46 million and would be obligated to assume certain other retirement liabilities as specified in such agreement (currently estimated at $104 million). If the Support Agreement is not approved, then Edison International Parent would seek recovery of such joint liabilities as part of the EME bankruptcy proceeding. The outcome of the EME bankruptcy proceeding is uncertain. Management judgment was required to assess the collectability of the receivables recorded and outcome of the bankruptcy proceeding. Management concluded that, based on the Support Agreement, it is probable that a loss would be incurred and estimated a loss of $150 million based on the net receivable from the qualified retirement plans and the estimated amounts for specified additional retirement liabilities. The outcome of the EME bankruptcy could result in losses different than the amounts recorded by Edison International and such amounts could be material.
For a discussion of other contingencies related to EME, see Tax Disputes discussed in Note 7.

Note 18.    Related Party Transactions
Edison International and SCE provide and receive various services to and from its affiliates. Services provided to Edison International by SCE are priced at fully loaded cost (i.e., direct cost of good or service and allocation of overhead cost). Specified administrative services such as payroll, employee benefit programs, all performed by Edison International or SCE employees, are shared among all affiliates of Edison International. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). Edison International allocates various corporate administrative and general costs to SCE and other subsidiaries using established allocation factors. Management believes that the methods used to allocate expenses are reasonable and meet the reporting and accounting requirements of its regulatory agencies.
The tables below summarize Edison International's and SCE's related party receivables and payables with unconsolidated affiliates, net of allowances for uncollectible accounts. EME amounts outstanding prior to December 17, 2012 were excluded from Edison International's table as these transactions were included and eliminated from Edison International's consolidated financial statements.

(in millions)		December 31, 2012
Edison International:
Current receivables due from EME		$2
Long-term income tax receivables due from EME[1]		205
Total receivables due from unconsolidated affiliates		$207

Current payables due to EME		$11
Current income tax payables due to EME		99
Long-term payables due to EME		15
Long-term payables due to unconsolidated affiliates		36
Total payables due to unconsolidated affiliates		$161

	December 31,
(in millions)	2012	2011
SCE:
Current receivables due from various affiliates	$12	$23
Long-term receivables due from Edison International Parent	1	1
Total receivables due from unconsolidated affiliates	$13	$24

Current payables due to various affiliates	$7	$8
Long-term payable due to Edison International Parent[2]	122	—
Total payables due to unconsolidated affiliates	$129	$8

[1]
Edison International Parent has recorded liabilities at December 31, 2012 of $183 million related to joint tax liabilities with EME. Under the tax allocation agreements, EME is obligated for such liabilities and, accordingly, Edison International has recorded a receivable from EME in this amount. See Note 18 for further information.

[2]	Relates to certain SCE postretirement benefits transferred to Edison International Parent. See Note 8 for further information.
Edison International's revenues from services provided to EME were $7 million, $5 million and $7 million for the years ended December 31, 2012, 2011 and 2010, respectively. SCE revenues from services provided to Edison International Parent were $4 million, $3 million and $3 million for the years December 31, 2012, 2011 and 2010, respectively.

Note 19.    Quarterly Financial Data (Unaudited)
Edison International's quarterly financial data is as follows:

	2012
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$11,862	$3,060	$3,734	$2,653	$2,415
Operating income	2,285	765	714	420	389
Income from continuing operations[1,2]	1,594	812	382	207	196
Loss from discontinued operations, net[3]	(1,686)	(1,326)	(167)	(109)	(84)
Net income (loss) attributable to common shareholders	(183)	(539)	190	74	93
Basic earnings (loss) per share:
Continuing operations	4.61	2.42	1.09	0.57	0.54
Discontinued operations	(5.17)	(4.07)	(0.51)	(0.34)	(0.26)
Total	(0.56)	(1.65)	0.58	0.23	0.28
Diluted earnings (loss) per share:
Continuing operations	4.55	2.39	1.09	0.55	0.54
Discontinued operations	(5.11)	(4.03)	(0.51)	(0.33)	(0.26)
Total	(0.56)	(1.64)	0.58	0.22	0.28
Dividends declared per share	1.3125	0.3375	0.325	0.325	0.325
Common stock prices:
High	47.96	47.96	46.94	46.55	44.50
Low	39.60	42.57	43.10	41.42	39.60
Close	45.19	45.19	45.69	46.20	42.51

[1]	During the fourth quarter of 2012, SCE implemented the 2012 GRC Decision which resulted in an earnings impact of approximately $500 million.

[2]
During the fourth quarter of 2012, SCE corrected errors, primarily related to deferred taxes, that resulted in a net earnings benefit of $33 million which were not considered material to the current and prior period consolidated financial statements.

[3]	During the fourth quarter of 2012, Edison International recorded a full impairment of its $1.2 billion investment in EME. See Note 17 for further information.

	2011
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$10,588	$2,517	$3,389	$2,449	$2,233
Operating income	2,061	440	755	434	433
Income from continuing operations	1,100	236	408	223	234
Income (loss) from discontinued operations, net	(1,078)	(1,060)	33	(32)	(20)
Net income (loss) attributable to common shareholders	(37)	(839)	426	176	200
Basic earnings (loss) per share:
Continuing operations	3.20	0.68	1.21	0.64	0.67
Discontinued operations	(3.31)	(3.25)	0.10	(0.10)	(0.06)
Total	(0.11)	(2.57)	1.31	0.54	0.61
Diluted earnings (loss) per share:
Continuing operations	3.17	0.66	1.20	0.64	0.67
Discontinued operations	(3.28)	(3.22)	0.10	(0.10)	(0.06)
Total	(0.11)	(2.56)	1.30	0.54	0.61
Dividends declared per share	1.285	0.325	0.320	0.320	0.320
Common stock prices:
High	41.57	41.57	39.25	40.15	39.20
Low	32.64	35.63	32.64	36.54	35.12
Close	41.40	41.40	38.25	38.75	36.59
SCE's quarterly financial data is as follows:

	2012
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$11,851	$3,057	$3,731	$2,651	$2,412
Operating income	2,279	792	659	430	397
Net income[1,2]	1,660	858	388	214	201
Net income available for common stock	1,569	833	363	191	182
Common dividends declared	469	120	116	116	116

	2011
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$10,577	$2,514	$3,386	$2,446	$2,232
Operating income	2,123	474	764	443	443
Net income	1,144	262	421	226	236
Net income available for common stock	1,085	247	406	211	222
Common dividends declared	461	116	115	115	115

[1]	During the fourth quarter of 2012, SCE implemented the 2012 GRC Decision which resulted in an earnings impact of approximately $500 million.

[2]
During the fourth quarter of 2012, SCE corrected errors, primarily related to deferred taxes, that resulted in a net earnings benefit of $33 million which were not considered material to the current and prior period consolidated financial statements.

Due to the seasonal nature of Edison International and SCE's business, a significant amount of revenue and earnings are recorded in the third quarter of each year. As a result of rounding, the total of the four quarters does not always equal the amount for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of Edison International’s and SCE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2012, Edison International’s and SCE’s respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International’s and SCE’s respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International’s and SCE’s management, including Edison International’s and SCE’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2012. Edison International's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements included in Item 8 of this report, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management’s report for SCE is not subject to attestation by the independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International’s or SCE's internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Edison International’s or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning executive officers of Edison International is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 will appear in Edison International's and SCE's definitive Proxy Statement (the "Joint Proxy Statement") to be filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting to be held on April 25, 2013, under the headings "Item 1: Election of Directors," and "Board Committees" and is incorporated herein by this reference.

The Edison International Employee Ethics and Compliance Code is applicable to all officers and employees of Edison International and its subsidiaries, including SCE. The Code is available on Edison International's Internet website at www.edisoninvestor.com at "Corporate Governance." Any amendments or waivers of Code provisions for the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Edison International's Internet website at www.edisoninvestor.com.
ITEM 11.    EXECUTIVE COMPENSATION
Information responding to Item 11 will appear in the Joint Proxy Statement under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation" and is incorporated herein by this reference, and under the heading “Compensation Committee Report,” which is incorporated by reference in accordance with Instruction G(3) pursuant to Instruction 2 to Item 407(e)(5) of Regulation S-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responding to Item 12 will appear in the Joint Proxy Statement under the heading "Information on Stock Ownership," and is incorporated herein by this reference.
Equity Compensation Plans
The following Table sets forth, for each of Edison International's Equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrant and rights to acquire such stock, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	20,802,843	[1]	$38.00	25,709,475	[2]
Equity compensation plans not approved by security holders[3]	24,484		$37.59	—
Total	20,827,327		$38.00	25,709,475

[1]
This amount includes 19,167,205 shares covered by outstanding stock options, 722,045 shares that could be delivered for outstanding performance share awards, 786,932 shares covered by outstanding restricted stock unit awards, and 202,414 shares covered by outstanding deferred stock unit awards. The weighted-average exercise price of awards outstanding under equity compensation plan approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of wards outstanding have no exercise price.

[2]
This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan as of December 31, 2012, and includes shares that have become available from the Edison International Equity Compensation Plan and the Edison International 2000 Equity Plan (together, the "Prior Plans"). However, no additional awards have been granted under the Prior Plans since April 26, 2007, and all awards granted since that date have been made under the Edison International 2007 Performance Incentive Plan. The maximum number of shares or Edison International Common Stock that may be issued or transferred pursuant to awards under the Edison International 2007 Performance Incentive Plan is 49,500,000 shares, plus the number of any shares subject to awards issued under the Prior Plans and outstanding as of April 26, 2007 that expire, cancel or terminate without being exercised or shares being issued. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses.

[3]
The Edison International 2000 Equity Plan is a broad-based stock option plan that did not require shareholder approval. It was adopted in May 2000 by Edison International with an original authorization of 10,000,000 shares. The Edison International Compensation and Executive Personnel Committee is the plan administrator. Edison International nonqualified stock options were granted to employees of the Edison International companies under this plan, but the granting authority expired on April 26, 2007. Any outstanding shares as of that date that expire, cancel or terminate without being exercised or shares being issued increase the maximum shares that may be delivered under the Edison International 2007 Performance Incentive Plan as described in footnote (2) above. The exercise price was not less than the fair market value of a share of Edison International Common Stock on the date of grant and the stock options cannot be exercised more than 10 years after the date of grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responding to Item 13 will appear in the Joint Proxy Statement under the headings "Certain Relationships and Related Transactions," and "Questions and Answers About Corporate Governance—Q: Is SCE subject to the same corporate governance stock exchange rules as EIX?", "—Q: How does the Board determine which directors are considered independent?","—Q: Which directors has the Board determined are independent?" and "Where can I find the Company's corporate governance documents?" and is incorporated herein by this reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responding to Item 14 will appear in the Joint Proxy Statement under the heading "Independent Registered Public Accounting Firm Fees," and is incorporated herein by this reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
See Consolidated Financial Statements listed in the Table of Contents of this report.
(a)(2) Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements
The following documents may be found in this report at the indicated page numbers:

Page
Reports of Independent Registered Public Accounting Firm	54
Schedule I – Condensed Financial Information of Edison International Parent	134
Schedule II – Valuation and Qualifying Accounts of Edison International and SCE	138
Schedules I for SCE and Schedules III through V, inclusive, for both Edison International and SCE are omitted as not required or not applicable.
(a)(3) Exhibits
See "Exhibit Index" beginning on page 142 of this report.
Edison International and SCE will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to Edison International or SCE of their reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2012	2011
Assets:
Cash and equivalents	$64	$28
Other current assets	18	236
Total current assets	82	264
Investments in subsidiaries	9,903	10,511
Deferred income tax	555	150
Other	414	192
Total assets	$10,954	$11,117
Liabilities and Shareholders' Equity:
Accounts payable	$105	$4
Other current liabilities	184	448
Total current liabilities	289	452
Long-term debt	400	400
Other	833	210
Common stockholders' equity	9,432	10,055
Total liabilities and common shareholders' equity	$10,954	$11,117

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2012, 2011 and 2010

(in millions, except per-share amounts)	2012	2011	2010
Operating revenue and other income	$—	$—	$—
Operating expenses and interest expense	80	63	56
Loss before equity in earnings of subsidiaries	(80)	(63)	(56)
Equity in earnings of subsidiaries	1,590	1,077	1,098
Income before income taxes	1,510	1,014	1,042
Income tax expense (benefit)	7	(27)	(50)
Income from continued operations	1,503	1,041	1,092
Income (loss) from discontinued operations, net of tax	(1,686)	(1,078)	164
Net income (loss) attributable to Edison International common shareholders	$(183)	$(37)	$1,256
Weighted-average common stock outstanding	326	326	326
Basic earnings (loss) per share:
Continuing operations	$4.61	$3.20	$3.34
Discontinued operations	(5.17)	(3.31)	0.50
Total	$(0.56)	$(0.11)	$3.84
Diluted earnings (loss) per share:
Continuing operations	$4.55	$3.17	$3.32
Discontinued operations	(5.11)	(3.28)	0.50
Total	$(0.56)	$(0.11)	$3.82

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2012, 2011 and 2010

(in millions)	2012	2011	2010
Net income (loss)	$(183)	$(37)	$1,256
Other comprehensive income (loss)	52	(63)	(113)
Comprehensive income (loss)	$(131)	$(100)	$1,143

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010

(in millions)	2012	2011	2010
Net cash provided by operating activities	$355	$437	$90
Cash flows from financing activities:
Long-term debt issued	—	—	399
Long-term debt issuance costs	—	—	(3)
Payable due to consolidated affiliate	130	—	—
Short-term debt financing, net	(15)	(9)	(66)
Settlements of stock-based compensation, net	(10)	(5)	(6)
Dividends paid	(424)	(417)	(411)
Net cash used by financing activities	(319)	(431)	(87)
Net cash provided by investing activities	—	1	—
Net increase in cash and cash equivalents	36	7	3
Cash and cash equivalents, beginning of year	28	21	18
Cash and cash equivalents, end of year	$64	$28	$21
Note 1. Basis of Presentation
The accompanying condensed financial statements of Edison International (parent) should be read in conjunction with the consolidated financial statements and notes thereto of Edison International and subsidiaries ("Registrant") included in Part II, Item 8 of this Form 10-K. Edison International's (parent) significant accounting policies are consistent with those of the Registrant, SCE and other wholly owned and controlled subsidiaries.
Dividends Paid
SCE paid cash dividends to Edison International of $469 million, $461 million and $300 million in 2012, 2011 and 2010, respectively.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% on a 13-month weighted average basis. At December 31, 2012, SCE's 13-month weighted-average common equity component of total capitalization was 48.6% resulting in a restriction on SCE's net assets of $11.6 billion. At December 31, 2012, the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $125 million.
Note 2. Debt and Credit Agreements
Long-Term Debt
As of December 31, 2012, Edison International (parent) had 3.75% senior notes outstanding of $400 million, which matures in 2017.
Credit Agreements and Short-Term Debt
During the second quarter of 2012, Edison International (parent) replaced its credit facility with a $1.25 billion five-year revolving credit facility that matures in May 2017. Borrowings under this credit facility are used for general corporate purposes. At December 31, 2012, Edison International's (parent) had no outstanding short-term debt. At December 31, 2011, the outstanding short-term debt was $10 million at a weighted-average interest rate of 0.66%.

The following table summarizes the status of the credit facility at December 31, 2012:

(in millions)	Edison International Parent
Commitment	$1,250
Outstanding borrowings	—
Amount available	$1,250
The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. The ratio is defined in the credit agreement and generally excludes the consolidated debt and total capital of EME during the periods it was consolidated for financial reporting purposes. At December 31, 2012, Edison International's consolidated debt to total capitalization ratio was 0.46 to 1.
Note 3. Related-Party Transactions
Edison International's (parent) expenses from services provided by SCE were $4 million, $3 million and $3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Edison International (parent) had current receivables due from affiliates of $23 million and $219 million and current payables due to affiliates of $146 million and $106 million at December 31, 2012 and 2011, respectively. Edison International (parent) had long-term receivable due from affiliates of $322 million at December 31, 2012 and long-term payables due to affiliates of $112 million and $98 million at December 31, 2012 and 2011, respectively.
Note 4. EME Chapter 11 Bankruptcy Filing
Edison International (parent) recorded an after-tax charge of $1.3 billion during the fourth quarter of 2012 related to the deconsolidation of EME. See "Item 8. Notes to Consolidated Financial Statements—Note 17. Discontinued Operations" for further information related to these bankruptcy proceedings.
Note 5. Contingencies
For a discussion of material contingencies see "Item 8. Notes to Consolidated Financial Statements—Note 7. Income Taxes," "—Note 9. Commitments and Contingencies" and "—Note 17. Discontinued Operations."

EDISON INTERNATIONAL
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year ended December 31, 2012
Allowance for uncollectible accounts
Customers	$42.0	$34.6	$—		$30.0		$46.6
All others	37.6	58.6	—		16.7		79.5
Total allowance for uncollectible accounts	$79.6	$93.2	$—		$46.7	[a]	$126.1
Tax valuation allowance	$—	$—	$1,016.5	[b]	$—		$1,016.5
For the Year ended December 31, 2011
Allowance for uncollectible accounts
Customers	$36.1	$31.0	$—		$25.1		$42.0
All others	53.8	19.2	—		35.4	[c]	37.6
Total allowance for uncollectible accounts	$89.9	$50.2	$—		$60.5	[a]	$79.6
For the Year ended December 31, 2010
Allowance for uncollectible accounts
Customers	$33.9	$27.0	$—		$24.8		$36.1
All others	22.1	15.0	24.5	[c]	7.8		53.8
Total allowance for uncollectible accounts	$56.0	$42.0	$24.5		$32.6	[a]	$89.9

[a]	Accounts written off, net.

[b]
Edison International recorded deferred tax assets of $1.5 billion related to net operating losses and tax carryforwards that pertain to Edison International's consolidated or combined federal and state tax returns, including EME. Edison International continues to consolidate EME for federal and certain combined state tax returns. Under federal and state tax regulations, a tax deconsolidation of EME in future periods, as expected through the bankruptcy proceeding, would result in EME retaining a portion of such carryforward benefits and reducing the amounts that Edison International would be eligible to use in future periods. As a result of the expected future tax deconsolidation and separation of EME from Edison International, Edison International has recorded a valuation allowance of $1.0 billion based on the estimated amount of such benefits as of December 31, 2012, as calculated under the applicable federal and state tax regulations.

[c]	In 2010, SCE recorded a reserve against an uncollectible receivable related to contract termination negotiations. During 2011, the $23 million was written-off.

SOUTHERN CALIFORNIA EDISON COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year ended December 31, 2012
Allowance for uncollectible accounts
Customers	$42.0	$34.6	$—		$30.0		$46.6
All others	33.0	12.0	—		16.7		28.3
Total allowance for uncollectible accounts	$75.0	$46.6	$—		$46.7	[a]	$74.9
For the Year ended December 31, 2011
Allowance for uncollectible accounts
Customers	$36.1	$31.0	$—		$25.1		$42.0
All others	49.4	18.9	—		35.3	[b]	33.0
Total allowance for uncollectible accounts	$85.5	$49.9	$—		$60.4	[a]	$75.0
For the Year ended December 31, 2010
Allowance for uncollectible accounts
Customers	$33.9	$27.0	$—		$24.8		$36.1
All others	19.0	14.8	22.8	[b]	7.2		49.4
Total allowance for uncollectible accounts	$52.9	$41.8	$22.8		$32.0	[a]	$85.5

[a]	Accounts written off, net.

[b]	In 2010, SCE recorded a reserve against an uncollectible receivable related to contract termination negotiations. During 2011, the $23 million was written-off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Mark C. Clarke

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 26, 2013	Date:	February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title

A. Principal Executive Officers

Theodore F. Craver, Jr.*	Chairman of the Board, President, Chief Executive Officer and Director (Edison International)

Ronald L. Litzinger*	President and Director (Southern California Edison Company)

B. Principal Financial Officers

W. James Scilacci*	Executive Vice President, Chief Financial Officer and Treasurer (Edison International)

Linda G. Sullivan*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)

C. Principal Accounting Officers

Mark C. Clarke*	Vice President and Controller (Edison International and Southern California Edison Company)

D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)

Jagjeet S. Bindra*	Director

Vanessa C.L. Chang*	Director

France A. Córdova*	Director

Theodore F. Craver, Jr.*	Director

Charles B. Curtis*	Director

Bradford M. Freeman*	Director

Ronald L. Litzinger (SCE only)*	Director

Luis G. Nogales*	Director

Ronald L. Olson*	Director

Richard T. Schlosberg, III*	Director

Thomas C. Sutton*	Director

Peter J. Taylor*	Director

Brett White*	Director

*By:	/s/ Mark C. Clarke

Mark C. Clarke Vice President and Controller (Attorney-in-fact)

Date:	February 26, 2013

EXHIBIT INDEX

Exhibit Number	Description

Edison International

3.1
Certificate of Restated Articles of Incorporation of Edison International, effective December 19, 2006 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2006)*

3.2	Bylaws of Edison International, as amended June 21, 2012 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 8-K dated June 21, 2012 and filed June 22, 2012)*

Southern California Edison Company

3.3
Certificate of Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006 (File No. 1-2313, filed as Exhibit 3.1 to Southern California Edison Company's Form 10-K for the year ended December 31 2005)*

3.4
Bylaws of Southern California Edison Company, as amended June 21, 2012 (File No. 1-2313, filed as Exhibit 3.1 to Southern California Edison Company's Form 8-K dated June 21, 2012 and filed June 22, 2012)*

Edison International

4.1	Senior Indenture, dated September 10, 2010 (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-Q for the quarter ended September 30, 2010)*

Southern California Edison Company

4.2
Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (File No. 1-2313, filed as Exhibit 4.2 to Southern California Edison Company's Form 10-K for the year ended December 31, 2010)*

4.3	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*

Edison International

10.1**	Director Deferred Compensation Plan as amended December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.4 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.2**
2008 Director Deferred Compensation Plan, as amended and restated effective October 25, 2012 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2012)*

10.3**	Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to Edison International's Form 10-K for the year ended December 31, 1995)*

10.3.1**	Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.3.2**	Executive and Director Grantor Trust Agreements Amendment 2008-1 (File No. 1-9936, filed as Exhibit No. 10.6.2 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.4**	Executive Deferred Compensation Plan, as amended and restated December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.5 to Edison International's Form 10-K for the year ended December 31, 2012)*

10.5**
2008 Executive Deferred Compensation Plan, as amended and restated effective October 24, 2012 (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2012)*

10.6**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1995)*
10.6.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.7**	Executive Supplemental Benefit Program, as amended December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.10 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.8**	Executive Retirement Plan as restated effective December 31, 2008 (File No. 1-9936, filed as Exhibit No. 10.9 to Edison International's Form 10-K for the year ended December 31, 2011)*

Exhibit Number	Description
10.8.1**	2008 Executive Retirement Plan, as amended and restated effective December 12, 2012

10.9**
Edison International Executive Incentive Compensation Plan, as amended and restated effective January 1, 2012 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.10**
2008 Executive Disability Plan, as amended and restated effective October 26, 2011 (File No. 1-9936, filed as Exhibit No. 10.12 to Edison International's Form 10-K for the year ended December 31, 2011)*

10.11**
2008 Executive Survivor Benefit Plan, as amended and restated effective October 26, 2011 (File No. 1-9936, filed as Exhibit No. 10.13 to Edison International's Form 10-K for the year ended December 31, 2011)*

10.12**
Retirement Plan for Directors, as amended and restated effective December 31, 2008 (File No. 1-9936 filed as Exhibit No. 10.17 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.13**	Equity Compensation Plan as restated effective January 1, 1998 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 1998)*

10.13.1**	Equity Compensation Plan Amendment No. 1, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2000)*

10.13.2**	Amendment of Equity Compensation Plans, adopted October 25, 2006 (File No. 1-9936, filed as Exhibit 10.52 to Edison International's Form 10-K for the year ended December 31, 2006)*

10.14**	2000 Equity Plan, effective May 18, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2000)*

10.15**
Edison International 2007 Performance Incentive Plan as amended and restated in February 2011 (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form 10-Q for the quarter ended June 30, 2011)*

10.15.1**	Edison International 2008 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2008)*

10.15.2**	Edison International 2009 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2009)*

10.15.3**	Edison International 2010 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2010)*

10.15.4**	Edison International 2011 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2011)*

10.15.5**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.16**
Terms and conditions for 2002 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2002)*

10.16.1**
Terms and conditions for 2003 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2003)*

10.16.2**
Terms and conditions for 2004 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2004)*

10.16.3**
Terms and conditions for 2005 long-term compensation award under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.2 to Edison International's Form 8-K dated December 16, 2004 and filed on December 22, 2004)*

10.16.4**
Terms and conditions for 2006 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.29 to Edison International's Form 10-K for the year ended December 31, 2005)*

10.16.5**
Terms and conditions for 2007 long-term compensation awards under the Equity Compensation Plan and the 2007 Performance Incentive Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2007)*

Exhibit Number	Description

10.17**
Director Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.17.1**
Director 2004 Nonqualified Stock Option Terms and Conditions under the Equity Compensation Plan (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2004)*

10.17.2**
Director Nonqualified Stock Option Terms and Conditions under the 2007 Performance Incentive Plan (File 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2007)*

10.18**
Edison International and Edison Capital Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2000)*

10.18.1**
Edison International and Edison Capital Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives, dated July 3, 2000 (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2000)*

10.18.2**
Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.93 to the Edison Mission Energy's Form 10-K for the year ended December 31, 2001)*

10.18.3**
Edison International and Edison Mission Energy Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.94 to the Edison Mission Energy's Form 10-K for the year ended December 31, 2001)*

10.19**	2008 Executive Severance Plan, as amended and restated effective December 12, 2012

10.20**
Edison International and Southern California Edison Company Director Compensation Schedule, as adopted June 21, 2012 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2012)*

10.21**	Edison International Director Matching Gifts Program, as adopted June 24, 2010 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2010*

10.22**
Edison International Director Nonqualified Stock Options 2005 Terms and Conditions (File No. 1-9936, filed as Exhibit 99.3 to Edison International's Form 8-K dated May 19, 2005, and filed on May 25, 2005)*

10.23
Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.23.1
Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.23.2
Amended and Restated Tax-Allocation Agreement between Edison Capital and Edison Funding Company (formerly Mission First Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.23.3
Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.23.4
Modification No. 1 to the Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated November 15, 2012 and filed November 21, 2012)*

10.23.5
Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties. (File No. 333-68630, filed as Exhibit 10.12 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.24
Support Agreement, dated December 16, 2012, by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated December 16, 2012 and filed on December 17, 2012)*

Exhibit Number	Description
10.25**
Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the period ended June 30, 2005, and filed on August 9, 2005)*

10.26**	Edison International 2012 Executive Annual Incentive Program (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.27**	Section 409A and Other Conforming Amendments to Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.27.1**	Section 409A Amendments to Director Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37.1 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.28
Credit Agreement dated as of May 18, 2012 among Edison International and the Lenders named therein (File 1-9936, filed as Exhibit 10 to Edison International's Form 8-K dated May 18, 2012 and filed May 24, 2012)*

10.29
Credit Agreement dated as of May 18, 2012 among Southern California Edison Company and the Lenders named therein (File 1-2313, filed as Exhibit 10 to Southern California Edison Company's Form 8-K dated May 18, 2012 and filed May 24, 2012)*

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2012, filed on February 26, 2013, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2
Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2012, filed on February 26, 2013, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

________________________________________

*	Incorporated by reference pursuant to Rule 12b-32.

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.