Form 10-Q
period 2013-03-31
SOUTHERN CALIFORNIA EDISON CO; EDISON INTERNATIONAL
filed 2013-04-30
CIK 92103, 827052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Edison International        Yes ☐ No ☑    Southern California Edison Company    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of April 26, 2013:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares

i

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2012 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2012
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
BACT	best available control technology
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
Bcf	billion cubic feet
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EMG	Edison Mission Group Inc.
EPS	earnings per share
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP(s)	federal implementation plan(s)
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE holds a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc.
Mohave	two coal fueled electric generating facilities that no longer operate located in Clark County, Nevada in which SCE holds a 56% ownership interest
Moody's	Moody's Investors Service
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NRC	Nuclear Regulatory Commission

NSR	New Source Review
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
Petition Date	December 17, 2012 (date on which EME and certain of its wholly-owned subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code)
PG&E	Pacific Gas & Electric Company
PSD	Prevention of Significant Deterioration
QF(s)	qualifying facility(ies)
ROE	return on equity
S&P	Standard & Poor's Ratings Services
San Onofre	large pressurized water nuclear electric generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company
SCR	selective catalytic reduction equipment
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
Settlement Transaction	Certain transactions related to EME's Chapter 11 bankruptcy filing that the parties to the Support Agreement have by virtue of that agreement agreed to further document and support
Support Agreement	Transaction Support Agreement dated as of December 16, 2012 by and among Edison Mission Energy, Edison International and the Noteholders named therein
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

(This page has been left blank intentionally)

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2013	2012
Operating revenue	$2,632	$2,415
Fuel	73	77
Purchased power	780	615
Operation and maintenance	873	946
Depreciation, decommissioning and amortization	414	388
Total operating expenses	2,140	2,026
Operating income	492	389
Interest and other income	34	34
Interest expense	(131)	(126)
Other expenses	(11)	(10)
Income from continuing operations before income taxes	384	287
Income tax expense	98	91
Income from continuing operations	286	196
Income (loss) from discontinued operations, net of tax	12	(84)
Net income	298	112
Dividends on preferred and preference stock of utility	27	19
Net income attributable to Edison International common shareholders	$271	$93
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$259	$177
Income (loss) from discontinued operations, net of tax	12	(84)
Net income attributable to Edison International common shareholders	$271	$93
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326
Continuing operations	$0.79	$0.54
Discontinued operations	0.04	(0.26)
Total	$0.83	$0.28
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	329
Continuing operations	$0.78	$0.54
Discontinued operations	0.04	(0.26)
Total	$0.82	$0.28
Dividends declared per common share	$0.3375	$0.325

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2013	2012
Net income	$298	$112
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period, net of income tax benefit of $4 for the three months ended March 31, 2013	(2)	—
Amortization of net loss included in net income, net of income tax expense of $1 and $4 for the three months ended March 31, 2013 and 2012, respectively	2	7
Unrealized gain (loss) on derivatives qualified as cash flow hedges:
Unrealized holding gain arising during the period, net of income tax expense of $17 for the three months ended March 31, 2012	—	25
Reclassification adjustments included in net income, net of income tax benefit of $8 for the three months ended March 31, 2012	—	(11)
Other comprehensive income, net of tax	—	21
Comprehensive income	298	133
Less: Comprehensive income attributable to noncontrolling interests	27	19
Comprehensive income attributable to Edison International	$271	$114

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$115	$170
Receivables, less allowances of $67 and $75 for uncollectible accounts at respective dates	797	762
Accrued unbilled revenue	403	550
Inventory	351	340
Prepaid taxes	26	22
Derivative assets	111	129
Margin and collateral deposits	10	8
Regulatory assets	672	572
Other current assets	185	119
Total current assets	2,670	2,672
Nuclear decommissioning trusts	4,246	4,048
Investments in unconsolidated affiliates	2	2
Other investments	199	184
Total investments	4,447	4,234
Utility property, plant and equipment, less accumulated depreciation of $7,662 and $7,424 at respective dates	30,673	30,200
Nonutility property, plant and equipment, less accumulated depreciation of $126 and $123 at respective dates	72	73
Total property, plant and equipment	30,745	30,273
Derivative assets	81	85
Restricted deposits	4	4
Regulatory assets	6,518	6,422
Other long-term assets	690	704
Total long-term assets	7,293	7,215

Total assets	$45,155	$44,394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2013	December 31, 2012
LIABILITIES AND EQUITY
Short-term debt	$420	$175
Current portion of long-term debt	800	—
Accounts payable	1,100	1,423
Accrued taxes	134	61
Accrued interest	126	176
Customer deposits	196	193
Derivative liabilities	107	126
Regulatory liabilities	443	536
Deferred income taxes	174	64
Other current liabilities	779	990
Total current liabilities	4,279	3,744
Long-term debt	8,829	9,231
Deferred income taxes	6,289	6,127
Deferred investment tax credits	103	104
Customer advances	150	149
Derivative liabilities	1,014	939
Pensions and benefits	2,610	2,614
Asset retirement obligations	2,824	2,782
Regulatory liabilities	5,470	5,214
Other deferred credits and other long-term liabilities	2,278	2,299
Total deferred credits and other liabilities	20,738	20,228
Total liabilities	33,846	33,203
Commitments and contingencies (Note 9)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at each date)	2,380	2,373
Accumulated other comprehensive loss	(87)	(87)
Retained earnings	7,262	7,146
Total Edison International's common shareholders' equity	9,555	9,432
Preferred and preference stock of utility	1,754	1,759
Total noncontrolling interests	1,754	1,759
Total equity	11,309	11,191
Total liabilities and equity	$45,155	$44,394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2013	2012
Cash flows from operating activities:
Net income	$298	$112
Less: Income (loss) from discontinued operations	12	(84)
Income from continuing operations	286	196
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	414	388
Regulatory impacts of net nuclear decommissioning trust earnings	25	77
Other amortization and other	17	19
Stock-based compensation	6	8
Deferred income taxes and investment tax credits	174	30
Proceeds from U.S. treasury grants	—	29
Changes in operating assets and liabilities:
Receivables	(38)	88
Inventory	(11)	10
Margin and collateral deposits, net of collateral received	(2)	(1)
Prepaid taxes	(5)	11
Other current assets	82	17
Accounts payable	(65)	(47)
Accrued taxes	60	170
Other current liabilities	(255)	(302)
Derivative assets and liabilities, net	79	273
Regulatory assets and liabilities, net	(199)	(254)
Other assets	(13)	(9)
Other liabilities	(49)	72
Operating cash flows from continuing operations	506	775
Operating cash flows from discontinued operations, net	—	(98)
Net cash provided by operating activities	506	677
Cash flows from financing activities:
Long-term debt issued	398	395
Long-term debt issuance costs	(4)	(4)
Long-term debt repaid	(1)	(2)
Preference stock issued, net	387	345
Preference stock redeemed	(400)	—
Short-term debt financing, net	245	(86)
Settlements of stock-based compensation, net	(32)	(22)
Dividends to noncontrolling interests	(30)	(14)
Dividends paid	(110)	(106)
Financing cash flows from continuing operations	453	506
Financing cash flows from discontinued operations, net	—	279
Net cash provided by financing activities	$453	$785

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2013	2012
Cash flows from investing activities:
Capital expenditures	$(979)	$(1,189)
Proceeds from sale of nuclear decommissioning trust investments	435	602
Purchases of nuclear decommissioning trust investments and other	(466)	(684)
Other investments and customer advances for construction	(4)	(3)
Investing cash flows from continuing operations	(1,014)	(1,274)
Investing cash flows from discontinued operations, net	—	(174)
Net cash used by investing activities	(1,014)	(1,448)
Net (decrease) increase in cash and cash equivalents	(55)	14
Cash and cash equivalents at beginning of period	170	1,469
Cash and cash equivalents at end of period	115	1,483
Cash and cash equivalents from discontinued operations	—	1,300
Cash and cash equivalents from continuing operations	$115	$183

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally)

Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2013	2012
Operating revenue	$2,629	$2,412
Fuel	73	77
Purchased power	780	615
Operation and maintenance	785	851
Depreciation, decommissioning and amortization	414	389
Property and other taxes	79	83
Total operating expenses	2,131	2,015
Operating income	498	397
Interest and other income	32	33
Interest expense	(125)	(121)
Other expenses	(10)	(9)
Income before income taxes	395	300
Income tax expense	112	99
Net income	283	201
Less: Dividends on preferred and preference stock	27	19
Net income available for common stock	$256	$182

Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions, unaudited)	2013	2012
Net income	$283	$201
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period, net of income tax benefit of $3 for the three months ended March 31, 2013	(4)	—
Amortization of net loss included in net income, net of income tax expense of $1 and $3 for the three months ended March 31, 2013 and 2012, respectively	1	3
Other comprehensive income (loss), net of tax	(3)	3
Comprehensive income	$280	$204

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$27	$45
Receivables, less allowances of $67 and $75 for uncollectible accounts at respective dates	754	755
Accrued unbilled revenue	403	550
Inventory	351	340
Prepaid taxes	30	48
Derivative assets	111	129
Regulatory assets	672	572
Other current assets	194	123
Total current assets	2,542	2,562
Nuclear decommissioning trusts	4,246	4,048
Other investments	125	116
Total investments	4,371	4,164
Utility property, plant and equipment, less accumulated depreciation of $7,662 and $7,424 at respective dates	30,673	30,200
Nonutility property, plant and equipment, less accumulated depreciation of $120 and $117 at respective dates	70	70
Total property, plant and equipment	30,743	30,270
Derivative assets	81	85
Regulatory assets	6,518	6,422
Other long-term assets	537	531
Total long-term assets	7,136	7,038

Total assets	$44,792	$44,034

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2013	December 31, 2012
LIABILITIES AND EQUITY
Short-term debt	$404	$175
Current portion of long-term debt	800	—
Accounts payable	1,069	1,297
Accrued taxes	131	72
Accrued interest	125	172
Customer deposits	196	193
Derivative liabilities	107	126
Regulatory liabilities	443	536
Deferred income taxes	174	81
Other current liabilities	654	861
Total current liabilities	4,103	3,513
Long-term debt	8,427	8,828
Deferred income taxes	6,781	6,669
Deferred investment tax credits	103	104
Customer advances	150	149
Derivative liabilities	1,014	939
Pensions and benefits	2,234	2,245
Asset retirement obligations	2,824	2,782
Regulatory liabilities	5,470	5,214
Other deferred credits and other long-term liabilities	1,844	1,848
Total deferred credits and other liabilities	20,420	19,950
Total liabilities	32,950	32,291
Commitments and contingencies (Note 9)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	579	581
Accumulated other comprehensive loss	(32)	(29)
Retained earnings	7,332	7,228
Total common shareholder's equity	10,047	9,948
Preferred and preference stock	1,795	1,795
Total equity	11,842	11,743
Total liabilities and equity	$44,792	$44,034

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2013	2012
Cash flows from operating activities:
Net income	$283	$201
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	414	389
Regulatory impacts of net nuclear decommissioning trust earnings	25	77
Other amortization	18	20
Stock-based compensation	4	4
Deferred income taxes and investment tax credits	150	156
Proceeds from U.S. treasury grants	—	29
Changes in operating assets and liabilities:
Receivables	1	90
Inventory	(11)	11
Margin and collateral deposits, net of collateral received	(2)	(1)
Prepaid taxes	18	(1)
Other current assets	79	19
Accounts payable	(63)	(53)
Accrued taxes	59	62
Other current liabilities	(247)	(185)
Derivative assets and liabilities, net	79	336
Regulatory assets and liabilities, net	(199)	(317)
Other assets	(15)	(10)
Other liabilities	(32)	(52)
Net cash provided by operating activities	561	775
Cash flows from financing activities:
Long-term debt issued	398	395
Long-term debt issuance costs	(4)	(4)
Long-term debt repaid	(1)	(1)
Preference stock issued, net	387	345
Preference stock redeemed	(400)	—
Short-term debt financing, net	229	(89)
Settlements of stock-based compensation, net	(29)	(15)
Dividends paid	(150)	(131)
Net cash provided by financing activities	430	500
Cash flows from investing activities:
Capital expenditures	(979)	(1,189)
Proceeds from sale of nuclear decommissioning trust investments	435	602
Purchases of nuclear decommissioning trust investments and other	(466)	(684)
Customer advances for construction and other investments	1	2
Net cash used by investing activities	(1,009)	(1,269)
Net (decrease) increase in cash and cash equivalents	(18)	6
Cash and cash equivalents, beginning of period	45	57
Cash and cash equivalents, end of period	$27	$63

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of nonutility subsidiaries that are engaged in competitive businesses related to the delivery or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries, including EME. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in the 2012 Form 10-K. The same accounting policies are followed for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2013, discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with the financial statements and notes included in the 2012 Form 10-K.
Except as indicated, amounts in the notes to the consolidated financial statements relate to continuing operations of Edison International. See Note 16 for information related to discontinued operations.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.
The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Money market funds	$58	$107	$5	$5
Cash is temporarily invested until required for check clearing from the primary disbursement accounts. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Cash reclassified to accounts payable	$165	$247	$165	$242

Inventory
Inventory is stated at the lower of cost or market, cost being determined by the weighted-average cost method for fuel, and the average cost method for materials and supplies. Inventory consisted of the following:

(in millions)	March 31, 2013	December 31, 2012
Materials, supplies and spare parts	$333	$319
Fuel	18	21
Total inventory	$351	$340
Greenhouse Gas Emission Allowances
SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to submit to quarterly auctions. GHG proceeds from the auction are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances from quarterly auctions or bilateral parties to satisfy its compliance obligations and recovers such costs of GHG from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated at the lower of weighted-average cost or market.

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

	Three months ended March 31,
(in millions)	2013	2012
Basic earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$259	$177
Weighted average common shares outstanding	326	326
Basic earnings per share – continuing operations	$0.79	$0.54
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$259	$177
Income impact of assumed conversions	—	—
Income from continuing operations available to common shareholders and assumed conversions	$259	$177
Weighted average common shares outstanding	326	326
Incremental shares from assumed conversions	3	3
Adjusted weighted average shares – diluted	329	329
Diluted earnings per share – continuing operations	$0.78	$0.54
Stock-based compensation awards to purchase 4,455,669 and 8,602,107 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.

New Accounting Guidance
Accounting Guidance Adopted in 2013
Offsetting Assets and Liabilities
In December 2011 and January 2013, the FASB issued accounting standards updates modifying the disclosure requirements about the nature of an entity's rights of offsetting recognized assets and liabilities in the statement of financial position under master netting agreements and similar arrangements associated with derivative instruments, repurchase agreements and securities lending transactions. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and descriptions of setoff rights. Edison International and SCE adopted this guidance effective January 1, 2013. The adoption of this standard did not impact the consolidated income statements, balance sheets or cash flows of Edison International or SCE. For further information, see Note 6.
Items Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update which requires disclosure related to items reclassified out of AOCI. The guidance requires companies to present separately, for each component of other comprehensive income, current period reclassifications and the remainder of the current-period other comprehensive income. In addition, for certain current period reclassifications, an entity is required to disclose the effect of the item reclassified out of AOCI on the respective line item(s) of net income. Edison International and SCE adopted this guidance effective January 1, 2013. For further information, see Note 10.
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three months ended March 31, 2013:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,373	$(87)	$7,146	$9,432	$1,759	$11,191
Net income	—	—	271	271	27	298
Common stock dividends declared ($0.3375 per share)	—	—	(110)	(110)	—	(110)
Dividends, distributions to noncontrolling interests	—	—	—	—	(27)	(27)
Stock-based compensation and other	1	—	(33)	(32)	—	(32)
Noncash stock-based compensation and other	6	—	(4)	2	—	2
Issuance of preference stock	—	—	—	—	387	387
Redemption of preference stock	—	—	(8)	(8)	(392)	(400)
Balance at March 31, 2013	$2,380	$(87)	$7,262	$9,555	$1,754	$11,309
In February 2013, SCE redeemed all outstanding shares of Series B and C preference stock and charged the issuance costs to retained earnings.

The following table provides Edison International's changes in equity for the three months ended March 31, 2012:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2011	$2,360	$(139)	$7,834	$10,055	$2	$1,029	$11,086
Net income	—	—	93	93	—	19	112
Other comprehensive income	—	21	—	21	—	—	21
Contributions from noncontrolling interests	—	—	—	—	238	—	238
Transfer of assets to Capistrano Wind Partners	(50)	—	—	(50)	—	—	(50)
Common stock dividends declared ($0.325 per share)	—	—	(106)	(106)	—	—	(106)
Dividends, distributions to noncontrolling interests and other	—	—	—	—	3	(19)	(16)
Stock-based compensation and other	8	—	(36)	(28)	—	—	(28)
Noncash stock-based compensation and other	7	—	(2)	5	—	—	5
Issuance of preference stock	—	—	—	—	—	345	345
Balance at March 31, 2012	$2,325	$(118)	$7,783	$9,990	$243	$1,374	$11,607
The following table provides SCE's changes in equity for the three months ended March 31, 2013:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,168	$581	$(29)	$7,228	$1,795	$11,743
Net income	—	—	—	283	—	283
Other comprehensive loss	—	—	(3)	—	—	(3)
Dividends declared on common stock	—	—	—	(120)	—	(120)
Dividends declared on preferred and preference stock	—	—	—	(27)	—	(27)
Stock-based compensation and other	—	—	—	(29)	—	(29)
Noncash stock-based compensation and other	—	3	—	5	—	8
Issuance of preference stock	—	(13)	—	—	400	387
Redemption of preference stock	—	8	—	(8)	(400)	(400)
Balance at March 31, 2013	$2,168	$579	$(32)	$7,332	$1,795	$11,842
In February 2013, SCE redeemed all outstanding shares of Series B and C preference stock and charged the issuance costs to retained earnings.

The following table provides SCE's changes in equity for the three months ended March 31, 2012:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2011	$2,168	$596	$(24)	$6,173	$1,045	$9,958
Net income	—	—	—	201	—	201
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(116)	—	(116)
Dividends declared on preferred and preference stock	—	—	—	(19)	—	(19)
Stock-based compensation and other	—	6	—	(21)	—	(15)
Noncash stock-based compensation and other	—	3	—	3	—	6
Issuance of preference stock	—	(5)	—	—	350	345
Balance at March 31, 2012	$2,168	$600	$(21)	$6,221	$1,395	$10,363
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 9 in the 2012 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE for these VIE projects was 3,578 MW and 2,014 MW at March 31, 2013 and 2012, respectively, and the amounts that SCE paid to these projects were $98 million and $78 million for the three months ended March 31, 2013 and 2012, respectively. These amounts are recoverable in customer rates, subject to reasonableness review. As of March 31, 2013, SCE has additional VIE contracts with future aggregate contracted capacity of 1,837 MW to be delivered starting in June 2013, August 2013 and January 2014.
Unconsolidated Trusts of SCE
SCE Trust I and Trust II were formed in 2012 and 2013, respectively, for the exclusive purpose of issuing the 5.625% and 5.10% trust preference securities, respectively (“trust securities”). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts.
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

The Series F and Series G Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F or Series G Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (for further information see Note 12). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities when and if the SCE board of directors declares and makes dividend payments on the Series F or Series G Preference Stock. The applicable trusts will use any dividends it receives on the Series F or Series G Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to either trust, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the Series F and Series G Preference Stock.
The Trust I balance sheet as of March 31, 2013 and December 31, 2012, consisted of an investment of $475 million in the Series F Preference Stock, $475 million of trust securities and $10,000 of common stock. The trust's income statement consisted of dividend income and dividend distributions of $7 million each for the three months ended March 31, 2013.
The Trust II balance sheet as of March 31, 2013, consisted of an investment of $400 million in the Series G Preference Stock, $400 million of trust securities and $10,000 of common stock. The trust's income statement consisted of dividend income and dividend distributions of $4 million each for the three months ended March 31, 2013.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2013 and December 31, 2012, nonperformance risk was not material for Edison International and SCE.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds	$5	$—	$—	$—	$5
Derivative contracts:
Congestion Revenue Rights	—	—	170	—	170
Electricity	—	3	29	(14)	18
Tolling	—	—	4	—	4
Subtotal of derivative contracts	—	3	203	(14)	192
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[2]	2,468	—	—	—	2,468
U.S. government and agency securities	571	75	—	—	646
Municipal bonds	—	631	—	—	631
Corporate bonds[3]	—	408	—	—	408
Short-term investments, primarily cash equivalents[4]	81	—	—	—	81
Subtotal of nuclear decommissioning trusts	3,120	1,114	—	—	4,234
Total assets	3,133	1,117	203	(14)	4,439
Liabilities at Fair Value
Derivative contracts:
Electricity	—	—	1	—	1
Natural gas	—	77	—	(41)	36
Tolling	—	—	1,084	—	1,084
Subtotal of derivative contracts	—	77	1,085	(41)	1,121
Total liabilities	—	77	1,085	(41)	1,121
Net assets (liabilities)	$3,133	$1,040	$(882)	$27	$3,318

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at Fair Value
Money market funds	$5	$—	$—	$—	$5
Derivative contracts:
Congestion Revenue Rights	—	—	186	—	186
Electricity	—	—	31	(13)	18
Natural gas	—	8	—	(2)	6
Tolling	—	—	4	—	4
Subtotal of derivative contracts	—	8	221	(15)	214
Long-term disability plan	8	—	—	—	8
Nuclear decommissioning trusts:
Stocks[2]	2,271	—	—	—	2,271
Municipal bonds	—	644	—	—	644
U.S. government and agency securities	477	126	—	—	603
Corporate bonds[3]	—	410	—	—	410
Short-term investments, primarily cash equivalents[4]	121	—	—	—	121
Subtotal of nuclear decommissioning trusts	2,869	1,180	—	—	4,049
Total assets	2,882	1,188	221	(15)	4,276
Liabilities at Fair Value
Derivative contracts:
Electricity	—	2	5	(2)	5
Natural gas	—	113	2	(60)	55
Tolling	—	—	1,005	—	1,005
Subtotal of derivative contracts	—	115	1,012	(62)	1,065
Total liabilities	—	115	1,012	(62)	1,065
Net assets (liabilities)	$2,882	$1,073	$(791)	$47	$3,211

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 67% and 66% of SCE's equity investments were located in the United States at March 31, 2013 and December 31, 2012, respectively.

[3]
At March 31, 2013 and December 31, 2012, SCE's corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $62 million and $56 million, respectively.

[4]
Excludes net receivables of $12 million and net payables of $1 million at March 31, 2013 and December 31, 2012, respectively, of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Assets measured at fair value consisted of money market funds of $58 million and $107 million at March 31, 2013 and December 31, 2012, respectively, classified as Level 1.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2013	2012
Fair value of net liabilities at beginning of period	$(791)	$(754)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(82)	(356)
Purchases	18	21
Settlements	(27)	(8)
Fair value of net liabilities at end of period	$(882)	$(1,097)
Change during the period in unrealized losses related to assets and liabilities held at the end of the period	$(66)	$(351)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no transfers between any levels during 2013 and 2012.
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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
March 31, 2013	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Electricity:
Options	$35	$10	Option model	Volatility of gas prices	24% - 29% (27%)
				Volatility of power prices	28% - 58% (40%)
				Power prices	$47.30 - $60.70 ($52.90)
Forwards	4	1	Discounted cash flow	Power prices	$11.00 - $52.00 ($40.10)
CRRs	170	—	Market simulation model	Load forecast	7,597 MW - 26,612 MW
				Power prices	$(13.90) - $226.75
				Gas prices	$2.95 - $7.78
Tolling	4	1,084	Option model	Volatility of gas prices	16% - 29% (20%)
				Volatility of power prices	25% - 58% (28%)
				Power prices	$42.40 - $76.50 ($54.90)
Netting	(10)	(10)
Total derivative contracts	$203	$1,085

	Fair Value (in millions)			Significant	Range
December 31, 2012	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Electricity:
Options	$40	$12	Option model	Volatility of gas prices	25% - 36% (33%)
				Volatility of power prices	29% - 64% (42%)
				Power prices	$41.70 - $59.20 ($47.00)
Forwards	2	4	Discounted cash flow	Power prices	$23.10 - $44.90 ($31.10)
CRRs	186	—	Market simulation model	Load forecast	7,597 MW - 26,612 MW
				Power prices	$(13.90) - $226.75
				Gas prices	$2.95 - $7.78
Gas options	—	2	Option model	Volatility of gas prices	28% - 36% (34%)
Tolling	4	1,005	Option model	Volatility of gas prices	17% - 36% (22%)
				Volatility of power prices	26% - 64% (29%)
				Power prices	$35.00 - $84.10 ($55.40)
Netting	(11)	(11)
Total derivative contracts	$221	$1,012

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
Congestion Revenue Rights
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
Fair Value of Long-Term Debt Recorded at Carrying Value
The carrying value and fair value of Edison International and SCE's long-term debt is as follows:

	March 31, 2013		December 31, 2012
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$9,227	$10,694	$8,828	$10,505
Edison International	9,629	11,127	9,231	10,944
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

Note 5.    Debt and Credit Agreements
Long-Term Debt
In March 2013, SCE issued $400 million of 3.90% first and refunding mortgage bonds due in 2043. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.
Credit Agreements and Short-Term Debt
At March 31, 2013, SCE's outstanding commercial paper was $404 million at a weighted-average interest rate of 0.32%. This commercial paper was supported by a $2.75 billion five-year revolving credit facility. At March 31, 2013, letters of credit issued under SCE's credit facility aggregated $121 million and are scheduled to expire in twelve months or less. At December 31, 2012, the outstanding commercial paper was $175 million at a weighted-average interest rate of 0.37%.
At March 31, 2013, Edison International Parent's outstanding short-term debt was $16 million at a weighted-average interest rate of 1.485%. This short-term debt was supported by a $1.25 billion credit facility. At December 31, 2012, Edison International had no outstanding short-term debt.
Note 6.    Derivative Instruments
Derivative financial instruments are used to manage exposure to commodity price risk. SCE manages commodity price risk in part by entering into forward commodity transactions, including options, swaps and forwards, tolling arrangements and CRRs. To mitigate credit and default risk SCE enters into master netting agreements or similar agreements whenever possible. These transactions are approved by the CPUC or executed in compliance with CPUC-approved procurement plans. SCE recovers its related hedging costs and nonperformance losses through the energy resource recovery account ("ERRA"), and as a result, exposure to commodity price and credit and default risks are not expected to impact earnings, but may impact cash flows.
Commodity Price Risk
Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE's electricity price exposure arises from energy purchased from and sold to wholesale markets as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities and power purchase agreements. SCE's natural gas price exposure arises from natural gas purchased for the Mountainview power plant and peaker plants, QF contracts where pricing is based on a monthly natural gas index and power purchase agreements in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.
Credit and Default Risk
Credit and default risk represents the potential impact that can be caused if a counterparty were to default on its contractual obligations and SCE would be exposed to spot markets for buying replacement power or selling excess power. In addition, SCE would be exposed to the risk of non-payment of accounts receivable, primarily related to the sales of excess power and realized gains on derivative instruments.
Certain power contracts contain master netting agreements or similar agreements, which generally allows counterparties subject to the agreement to set-off amounts when certain criteria are met, such as in the event of default. The objective of netting is to reduce credit exposure. Additionally, to reduce SCE's risk exposures counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.
Certain power contracts contain a provision that requires SCE to maintain an investment grade credit rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $1 million and $6 million as of March 31, 2013 and December 31, 2012, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2013, SCE would be required to post collateral in the amount of the net derivative liability and settle any outstanding payables.

Fair Value of Derivative Instruments
SCE presents its derivative assets and liabilities on a net basis on its consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are offset against margin and cash collateral deposits. In addition, SCE has provided collateral in the form of letters of credit. Collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments and other factors. The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	March 31, 2013
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$133	$85	$218	$149	$1,025	$1,174	$956
Gross amounts offset in the consolidated balance sheets	(22)	(4)	(26)	(22)	(4)	(26)	—
Cash collateral posted[1]	—	—	—	(20)	(7)	(27)	(27)
Net amounts presented in the consolidated balance sheets	$111	$81	$192	$107	$1,014	$1,121	$929

	December 31, 2012
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$151	$91	$242	$186	$954	$1,140	$898
Gross amounts offset in the consolidated balance sheets	(22)	(6)	(28)	(22)	(6)	(28)	—
Cash collateral posted[1]	—	—	—	(38)	(9)	(47)	(47)
Net amounts presented in the consolidated balance sheets	$129	$85	$214	$126	$939	$1,065	$851

[1]
In addition, SCE has posted $10 million and $8 million of collateral that is not offset against the derivative liabilities and is reflected in "Other current assets" on the March 31, 2013 and December 31, 2012 consolidated balance sheets, respectively.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2013	2012
Realized losses	$(16)	$(55)
Unrealized losses	(54)	(361)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	March 31, 2013	December 31, 2012
Electricity options, swaps and forwards	GWh	13,067	15,884
Natural gas options, swaps and forwards	Bcf	65	100
Congestion revenue rights	GWh	138,697	149,774
Tolling arrangements	GWh	100,810	101,485
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2013	2012	2013	2012
Income from continuing operations before income taxes	$384	$287	$395	$300
Provision for income tax at federal statutory rate of 35%	134	101	138	105
Increase (decrease) in income tax from:
Items presented with related state income tax, net:
State tax, net of federal benefit	3	6	14	10
Property-related	(41)	(10)	(42)	(10)
Uncertain tax positions	7	1	7	—
Other	(5)	(7)	(5)	(6)
Total income tax expense from continuing operations	$98	$91	$112	$99
Effective tax rate	25.5%	31.7%	28.4%	33.0%
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.
Property-related items include recognition of income tax benefits from repair deductions for income tax purposes.
Tax Disputes
Edison International's federal income tax returns and its California combined franchise tax returns are currently open for years subsequent to 2002. In addition, specific California refund claims made by Edison International for years 1991 through 2002 are currently under review by the Franchise Tax Board.
Tax Years 2003 – 2006
The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $201 million, including interest and penalties through March 31, 2013 (the IRS has asserted a 40% penalty for understatement of tax liability related to this matter), see Note 16.

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $97 million, including interest through March 31, 2013.

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
Tax Years 2007 – 2009
The IRS examination phase of tax years 2007 through 2009 was completed during the first quarter of 2013. Edison International received a Revenue Agent Report from the IRS on February 28, 2013 which included a proposed adjustment to disallow a component of SCE's repair allowance deduction (similar to the 2003 – 2006 tax years). The proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $73 million, including interest through March 31, 2013. Edison International disagrees with the proposed adjustments and filed a protest with the IRS in April 2013.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International and SCE made contributions of $54 million and $45 million, respectively, during the three months ended March 31, 2013 and expect to make $153 million and $137 million, respectively, during the remainder of 2013. Annual contributions made to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
Expense components are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2013	2012	2013	2012
Service cost	$38	$38	$37	$37
Interest cost	42	46	41	45
Expected return on plan assets	(57)	(56)	(57)	(55)
Amortization of prior service cost	1	1	1	1
Amortization of net loss[1]	15	17	14	15
Expense under accounting standards	$39	$46	$36	$43
Regulatory adjustment (deferred)	17	25	17	25
Total expense recognized	$56	$71	$53	$68

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $3 million and $2 million, respectively, for the three months ended March 31, 2013.

Postretirement Benefits Other Than Pensions
Edison International and SCE both made contributions of $5 million during the three months ended March 31, 2013 and expect to make $25 million during the remainder of 2013. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change.

Expense components are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2013	2012	2013	2012
Service cost	$14	$12	$13	$12
Interest cost	26	28	26	28
Expected return on plan assets	(30)	(27)	(30)	(27)
Amortization of prior service credit	(9)	(9)	(9)	(9)
Amortization of net loss[1]	7	12	7	11
Total expense	$8	$16	$7	$15

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was less than $1 million and zero, respectively, for the three months ended March 31, 2013.

Workforce Reduction
In 2012, SCE commenced multiple efforts to reduce its workforce in order to reflect SCE's strategic direction to optimize its cost structure, moderate customer rate increases and align its cost structure with its peers. The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2013	$104
Additions	16
Payments	(61)
Balance at March 31, 2013	$59
The liability presented in the table above is reflected in "Other current liabilities" on the consolidated balance sheets. The severance costs are included in "Operation and maintenance" on the consolidated income statements.
Note 9.    Commitments and Contingencies
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
San Onofre Outage, Inspection and Repair Issues
Replacement steam generators were installed at San Onofre in 2010 and 2011. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators and the Unit was safely taken off-line. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Each Unit will be restarted only when and if SCE determines that it is safe to do so and when start-up has been approved by the NRC pursuant to the terms of a Confirmatory Action Letter (“CAL”) issued by the NRC in March 2012. Both Units have remained off-line for extensive inspections, testing and analysis of their steam generators. In October 2012, SCE submitted to the NRC a response to the CAL and restart plans for Unit 2. SCE proposed to restart Unit 2 under the CAL and operate at a reduced power level (70%) for approximately five months, followed by a mid-cycle scheduled outage and inspection.
The NRC has been engaged in conducting a series of inspections, data requests, evaluations, reviews and public meetings about the causes of the steam generator malfunction and damage and to verify that SCE has performed the actions described in the CAL response and as otherwise required by its obligations as a nuclear operator. As part of the NRC's review of the San Onofre outage and proceedings pursuant to the CAL the NRC appointed an Augmented Inspection Team to review SCE's performance. SCE has been advised that the NRC's Office of Investigations has initiated an investigation into the accuracy and completeness of information SCE has provided to the NRC since the outage regarding the San Onofre steam generators. Should the NRC find a deficiency in SCE's performance or provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described below.
Under California Public Utilities Code Section 455.5, SCE is required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months (not including preplanned outages). SCE provided such notice to the CPUC on November 1, 2012 for Unit 3 and December 6, 2012 for Unit 2. In October 2012 the CPUC issued an Order Instituting Investigation (“OII”) that consolidated all San Onofre issues in related regulatory proceedings and considers appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, operations and maintenance costs, and seismic study costs. The Order requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent included in rates, collected subject to refund. The first two phases of the OII are focused on these 2012 costs. SCE filed an application in January 2013 seeking a reasonableness determination regarding these costs. The Order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the order, of all costs related to San Onofre from SCE's rates, with placement of those costs in a deferred debit account pending the return of one or both Units to useful service, or other possible action. Various other parties have filed testimony in the OII asking for the disallowance of some or all of the San Onofre-related costs. The third and fourth phases of the OII will focus on the steam generator replacement project and San Onofre 2013 revenue requirement, respectively. On March 15, 2013, SCE filed its final costs for the San Onofre Steam Generator project, which were within the amount authorized by the CPUC based on SCE's estimate of the costs after adjustment for inflation using the Handy Whitman Index. It is currently expected that the investigation will be conducted in phases that will extend at least into 2014. As of the date of this report, the CPUC has only published a schedule for the first phase of the OII.

The steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has notified MHI that it believes one or more of such exceptions now apply and that MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. The disagreement may ultimately become subject to dispute resolution procedures set forth in the purchase agreement, including international arbitration. SCE, on behalf of itself and the other San Onofre co-owners, has submitted five invoices to MHI totaling $139 million for steam generator repair costs incurred through February 28, 2013. MHI paid the first invoice of $45 million, while reserving its right to challenge any of the charges in the invoice. In January 2013, MHI advised SCE that it rejected a portion of the first invoice and required further documentation regarding the remainder of the invoice. SCE has recorded its share of the invoice paid as a reduction of repair and inspection costs.
San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of claims under the two policies. The NEIL policies have a number of exclusions and limitations that may reduce or eliminate coverage. As of the date of this report, SCE has filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy covering the period of the outage through December 29, 2012 that total $234 million (SCE's share of which is approximately $183 million). Pursuant to these proofs of loss SCE is seeking the weekly indemnity amounts provided under the outage policy for each Unit. Because the outage is ongoing, SCE has supplemented and will continue to supplement these proofs of loss in the future. SCE has not submitted a proof of loss under the property damage policy. No amounts have been recognized in SCE's financial statements, pending NEIL's response. To the extent any costs are recovered under the outage policy, SCE expects to refund those amounts to customers through the ERRA balancing account.
The costs tracked in the memorandum account through March 31, 2013 under the CPUC's OII include approximately $728 million of SCE's authorized revenue requirement associated with operating and maintenance expenses, and depreciation and return on SCE's investment in Unit 2, Unit 3 and common plant. This amount is subject to refund depending on the outcome of the investigation.
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million based on SCE's estimate after adjustment for inflation using the Handy-Whitman Index) for SCE's 78.21% share of the costs to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $602 million through March 31, 2013 on the steam generator replacement project. These expenditures remain subject to CPUC reasonableness review and approval.
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre are being purchased in the market by SCE . These market power costs are typically recoverable through the ERRA balancing account subject to CPUC reasonableness review, but will now be reviewed as part of the CPUC’s OII proceeding. The cost estimate required in the OII proceeding produce a market power cost estimate that differs from SCE’s prior estimates, as the OII methodology includes cost estimates during planned outage periods (such as for refueling) and estimated foregone energy sales from excess San Onofre production. Estimated market power costs calculated in accordance with the OII methodology were approximately $444 million as of March 31, 2013, net of avoided nuclear fuel costs. Such amount includes costs of approximately $50 million associated with planned outage periods. SCE believes that such costs should be excluded as they would have been incurred even had the replacement steam generators performed as expected. The CPUC will ultimately determine a final methodology for estimating market power costs as it continues its review of the issues in the OII. Future market power costs are uncertain and will be influenced by factors such as when, if, and at what output levels either of the San Onofre Units is returned to service, as well as variations in the cost of power in the market; however, such amounts may be material.
Through March 31, 2013, SCE's share of incremental inspection and repair costs totaled $109 million for both Units (not including payments made by MHI as described below), and repairs to restart Unit 2 at the reduced power levels described above were completed. The costs for Unit 2 may increase following NRC review under the CAL. Total incremental repair costs associated with returning Unit 3 to service, and returning both Units to service at originally specified capabilities safely, remain uncertain. SCE recorded its share of payments made to date by MHI ($36 million) as a reduction of incremental inspection and repair costs in 2012.
SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE considers its operating, capital, and market power costs, recoverable through base rates and the ERRA balancing account, as offset by third party recoveries where applicable. SCE cannot provide assurance that either or both Units of San Onofre will be returned to service, that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties. A delay in the restart of San Onofre Unit 2 beyond summer 2013 may impact plans for future operations of both Units. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows. SCE will pursue recoveries arising from available agreements, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements.
EME Chapter 11 Filing
On the Petition Date, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under the Support Agreement to which EME, Edison International and certain of EME's senior unsecured noteholders are parties, each of them has agreed to support Bankruptcy Court approval of the Settlement Transaction. EME has a customary "fiduciary out" under the Support Agreement. Moreover, the Bankruptcy Court may not approve the Settlement Transaction, or even if the Settlement Transaction is approved, it may not be consummated if certain conditions are not met. If the Settlement Transaction is not approved and consummated, Edison International may not be entitled to the benefits of the Settlement Transaction and it will remain subject to any claims of EME and the noteholders, including claims relating to or arising out of any shared services, the tax allocation agreement, and any other relationships or transactions between the companies. For further information, see Note 16.
CPUC Safety and Enforcement Division Investigations
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
Malibu Fire Order Instituting Investigation
Following a 2007 wildfire in Malibu, California, the CPUC issued an OII to determine if any statutes, CPUC general orders, rules or regulations were violated by SCE or telecomm providers (“OII Respondents”) that shared the use of three failed power poles in the wildfire area. The SED has alleged, among other things, that the poles were overloaded, that the OII Respondents violated the CPUC's rules governing the design, construction and inspection of poles, and that SCE failed to preserve evidence relevant to the investigation and misled the CPUC during its investigation of the fire. In October 2011, the SED proposed that the OII Respondents be assessed penalties of approximately $99 million, with SCE being allocated approximately $50 million of the total. SCE has denied the allegations and believes the proposed penalties are excessive. In September 2012, the CPUC approved a partial settlement between the SED and three telecomm providers. The partial settlement did not resolve any of the claims against SCE or the remaining telecomm provider. In February 2013, SCE was informed that the remaining telecomm provider had reached an agreement to settle with the SED, which remains subject to final documentation and CPUC approval.
Four Corners New Source Review Litigation
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985 – 1986 and 2007 – 2010, constituted plant “major modifications” and the plant's failure to obtain permits and install best available control technology ("BACT") violated the PSD requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2012, the parties requested a stay of the litigation to allow for settlement discussion, and the matter is currently stayed to April 2013. In

November 2010, SCE entered into an agreement to sell its ownership interest in generating units 4 and 5 to APS. The sale remains contingent upon APS obtaining a long-term fuel supply agreement for the plant. As of January 2013, the sale agreement became terminable by either party, but as of the date of this report, the agreement has not been terminated. Under the agreement SCE would remain responsible for its pro rata share of certain environmental liabilities, including penalties arising from environmental violations prior to the sale. SCE is unable to estimate a possible loss or range of loss associated with this matter.
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
At March 31, 2013, Edison International's recorded estimated minimum liability to remediate its 23 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) at SCE was $124 million, including $91 million related to San Onofre. In addition to its identified material sites, SCE also has 35 immaterial sites for which the total minimum recorded liability was $3 million. Of the $127 million total environmental remediation liability for SCE, $123 million has been recorded as a regulatory asset. SCE expects to recover $31 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $92 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. Edison International's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that Edison International may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up Edison International's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. Edison International believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $180 million and $6 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to Edison International among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for 2013 and in each of the next four years are expected to range from $6 million to $28 million. Costs incurred for both the three months ended March 31, 2013 and 2012 was $2 million.
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
If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $52 million per year. Insurance premiums are charged to operating expense.
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

Note 10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consists of:

	Edison International	SCE
(in millions)	Pension and PBOP – Net Loss
Balance at January 1, 2013	$(87)	$(29)
Other comprehensive loss before reclassifications	(2)	(4)
Amounts reclassified from accumulated other comprehensive loss[1]	2	1
Net current-period other comprehensive loss	—	(3)
Balance at March 31, 2013	$(87)	$(32)

Reclassifications from accumulated other comprehensive loss:
Amortization of net loss included in net income	$3	$2
Tax expense	1	1
Total reclassification, net of tax	$2	$1

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
Note 11.    Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2013	2012	2013	2012
Cash payments (receipts) for interest and taxes:
Interest, net of amounts capitalized	$167	$151	$159	$151
Tax payments (refunds), net	6	(4)	(3)	(1)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$110	$106	$—	$—
Preferred and preference stock	7	10	7	10
SCE's accrued capital expenditures at March 31, 2013 and 2012 were $507 million and $412 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
Note 12.    Preferred and Preference Stock of Utility
In January 2013, SCE issued 160,004 shares of 5.10% Series G preference stock (cumulative, $2,500 liquidation value) to SCE Trust II, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series G preference stock may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2018 if certain changes in tax or investment company laws occur. After March 15, 2018, SCE may redeem the Series G shares at par, in whole or in part. The shares are not subject to mandatory redemption. The proceeds from the sale of these shares were used to redeem all outstanding shares of Series B and C preference stock.

Note 13.    Regulatory Assets and Liabilities
Regulatory Assets
Regulatory assets included on the consolidated balance sheets are:

(in millions)	March 31, 2013	December 31, 2012
Current:
Regulatory balancing accounts	$624	$502
Energy derivatives	48	70
Total Current	672	572
Long-term:
Deferred income taxes, net	2,718	2,663
Pensions and other postretirement benefits	1,539	1,550
Energy derivatives	974	900
Unamortized investments, net	487	507
Unamortized loss on reacquired debt	222	228
Nuclear-related investment, net	138	141
Regulatory balancing accounts	76	73
Other	364	360
Total Long-term	6,518	6,422
Total Regulatory Assets	$7,190	$6,994
Regulatory Liabilities
Regulatory liabilities included on the consolidated balance sheets are:

(in millions)	March 31, 2013	December 31, 2012
Current:
Regulatory balancing accounts	$383	$484
Other	60	52
Total Current	443	536
Long-term:
Costs of removal	2,769	2,731
Asset Retirement Obligations	1,538	1,385
Regulatory balancing accounts	1,156	1,091
Other	7	7
Total Long-term	5,470	5,214
Total Regulatory Liabilities	$5,913	$5,750

Note 14.    Other Investments
Nuclear Decommissioning Trusts
Future decommissioning costs of removal of SCE's nuclear assets are expected to be funded from independent decommissioning trusts, which currently receive contributions of approximately $23 million per year through SCE customer rates. Contributions to the decommissioning trusts are reviewed every three years by the CPUC. During 2012, SCE filed with the CPUC a nuclear decommissioning cost application which includes the 2011 San Onofre and 2010 Palo Verde site-specific decommissioning studies. If the CPUC approves the studies, the annual trust contributions are expected to increase to $41 million in 2014. If additional funds are needed for decommissioning, it is probable that the additional funds will be recoverable through customer rates. Funds collected, together with accumulated earnings, will be utilized solely for decommissioning. The CPUC has set certain restrictions related to the investments of these trusts.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Stocks	—	$990	$978	$2,468	$2,271
Municipal bonds	2051	509	518	631	644
U.S. government and agency securities	2043	590	547	646	603
Corporate bonds	2054	327	324	408	410
Short-term investments and receivables/payables	One-year	89	116	93	120
Total		$2,505	$2,483	$4,246	$4,048
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $435 million and $602 million for the three months ended March 31, 2013 and 2012, respectively. Unrealized holding gains, net of losses, were $1.7 billion and $1.6 billion at March 31, 2013 and December 31, 2012, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended March 31,
(in millions)	2013	2012
Balance at beginning of period	$4,048	$3,592
Gross realized gains	5	25
Gross realized losses	(1)	(4)
Unrealized gains, net	176	184
Other-than-temporary impairments	(8)	(5)
Interest, dividends, contributions and other	26	61
Balance at end of period	$4,246	$3,853
Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on operating revenue or earnings.

Note 15.    Interest and Other Income and Expenses
Interest and other income and expenses are as follows:

	Three months ended March 31,
(in millions)	2013	2012
SCE's interest and other income:
Equity allowance for funds used during construction	$21	$20
Increase in cash surrender value of life insurance policies	7	7
Interest income	2	2
Other	2	4
Total SCE's interest and other income	32	33
Edison International Parent and Other income	2	1
Total Edison International interest and other income	$34	$34
SCE's other expenses:
Civic, political and related activities and donations	$5	$6
Other	5	3
Total SCE's other expenses	10	9
Edison International Parent and Other other expenses	1	1
Total Edison International other expenses	$11	$10
Note 16.    Discontinued Operations
EME Chapter 11 Filing
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

Under the Support Agreement, within 150 days following the Petition Date, EME will seek authority from the Bankruptcy Court to enter into the Settlement Transaction, which must be obtained within 210 days following the Petition Date or the Support Agreement is subject to termination. Counsel for EME and for certain of its creditors have requested an extension of these dates, which request is currently under discussion. Failure to meet a deadline set forth in the Support Agreement could render it subject to termination. There can be no assurance that the Bankruptcy Court will approve the Settlement Transaction, and even if it is approved, there can be no assurance that the conditions to the effectiveness of the Settlement Transaction will be satisfied. In addition, EME is entitled to terminate the Support Agreement and consider alternative transactions in accordance with its fiduciary duties.

Deconsolidation
EME and those subsidiaries in Chapter 11 proceedings retain control of their assets and are authorized to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Effective December 17, 2012, Edison International no longer consolidates the earnings and losses of EME or its subsidiaries and has reflected its ownership interest in EME utilizing the cost method of accounting prospectively, under which Edison International's investment in EME is reflected as a single amount on the consolidated balance sheet of Edison International at December 31, 2012. Furthermore, Edison International has recorded a full impairment of the investment.
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
Edison International considers EME to be an abandoned asset under generally accepted accounting principles, and, as a result, the operations of EME prior to December 17, 2012 and for all prior years, are reflected as discontinued operations in the consolidated financial statements. Included in Edison International's consolidated income statement for the three months ended March 31, 2013 was an income tax benefit of $12 million for discontinued operations. Operating revenue and loss before income taxes for discontinued operations were $441 million and $175 million for the three months ended March 31, 2012.
Contingencies
Edison International Parent has not guaranteed the obligations of EME, however, under the Internal Revenue Code and applicable state statutes, Edison International Parent is jointly liable for qualified retirement plans and Federal and specific state tax liabilities. As a result of the deconsolidation and the existence of joint liabilities, Edison International has recorded liabilities of $80 million for qualified retirement plans related to plan participants of EME and $185 million of liabilities related to joint tax liabilities. Under the qualified plan documents and tax allocation agreements, EME is obligated to pay for such liabilities and, accordingly, Edison International has recorded receivables of $231 million from EME net of amounts recorded in accumulated other comprehensive income of $34 million (related to actuarial losses under the qualified retirement plans).
If the Settlement Transaction is approved and implemented, Edison International Parent would not be entitled to receive reimbursement of the net receivable of $46 million and would be obligated to assume certain other retirement liabilities as specified in such agreement (currently estimated at $104 million). If the Settlement Transaction is not approved, then Edison International Parent would seek recovery of such joint liabilities as part of the EME bankruptcy proceeding. The outcome of the EME bankruptcy proceeding is uncertain. Management judgment was required to assess the collectability of the receivables recorded and outcome of the bankruptcy proceeding. Management concluded that, based on the Support Agreement, it is probable that a loss would be incurred and estimated a loss of $150 million based on the net receivable from the qualified retirement plans and the estimated amounts for specified additional retirement liabilities. The outcome of the EME bankruptcy could result in losses different than the amounts recorded by Edison International and such amounts could be material.
For a discussion of other contingencies related to EME, see Tax Disputes discussed in Note 7.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to:

•
risk that Unit 2 and/or Unit 3 at San Onofre may not recommence operations or may require extensive repairs or replacement of the steam generators; with the cost of the related outcome not being recoverable from SCE's supplier, insurance coverage or through regulatory processes;

•	ability of SCE to recover its costs in a timely manner from its customers through regulated rates;

•	decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities and delays in regulatory actions;

•	the ability of Edison International or its subsidiaries to borrow funds and access the capital markets on reasonable terms;

•	possible customer bypass or departure due to technological advancements or cumulative rate impacts that make self-generation or use of alternative energy sources economically viable;

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

•
risks associated with the operation of transmission and distribution assets and nuclear and other power generating facilities including: nuclear fuel storage issues, public safety issues, the failure, availability, efficiency, and output of equipment, the cost of repairs and retrofits of equipment, and availability and cost of spare parts;

•	physical security of our critical assets and personnel and the cyber security of our critical information technology systems for grid control, and business and customer data;

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
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in Edison International's and SCE's combined 2012 Form 10-K, including the "Risk Factors" section in Part I, Item 1A. Readers are urged to read this entire report, including the information incorporated by reference, as well as the 2012 Form 10-K, and carefully consider the risks, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC.
The MD&A for the three months ended March 31, 2013 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2012, and as compared to the three months ended March 31, 2012. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2012 (the "year-ended 2012 MD&A"), which was included in the 2012 Form 10-K.
Except when otherwise stated, references to each of Edison International, SCE, EMG, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its non-utility subsidiaries including EME.

MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is an investor-owned public utility primarily engaged in the business of supplying electricity. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries, including EME. Unless otherwise described all of the information contained in this report relates to both filers.

	Three months ended March 31,
(in millions)	2013	2012	Change
Net Income (Loss) attributable to Edison International
SCE	$256	$182	$74
Edison International Parent and Other
Continuing operations	3	(5)	8
Discontinued operations	12	(84)	96
Edison International	271	93	178
Less: Non-Core Items
Edison International Parent and Other	7	—	7
EME discontinued operations	12	(84)	96
Total Non-Core Items	19	(84)	103
Core Earnings (Losses)
SCE	256	182	74
Edison International Parent and Other	(4)	(5)	1
Edison International	$252	$177	$75
Edison International's earnings are prepared in accordance with generally accepted accounting principles used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets, and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings. On December 17, 2012 (the "Petition Date"), EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Edison International considers EME to be an abandoned asset under generally accepted accounting principles, and, as a result, the operations of EME prior to December 17, 2012 are reflected as discontinued operations.
SCE's first quarter 2013 core earnings increased primarily due to the timing of finalizing SCE's 2012 General Rate Case, lower operating expenses, largely due to timing, and tax benefits from incremental repair deductions. In addition, the 2013 increase in SCE's return on its investment resulting from rate base growth was offset by a lower CPUC-adopted 2013 return on common equity. During the first quarter of last year, pending the outcome of the 2012 CPUC GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement. In the fourth quarter of 2012, SCE implemented its 2012 GRC which allowed SCE to recover its revenue requirement retroactive to January 1, 2012. The estimated revenue attributable to the first quarter of 2012 was $80 million.

Consolidated non-core items for 2013 and 2012 for Edison International included:

•
An income tax benefit of $7 million from reduction in state income taxes related to the sale of Edison Capital's interest in Unit No. 2 of the Beaver Valley Power plant. The sale of Edison Capital's lease interest was completed in 2012, however, the final determination of state income taxes paid was not completed until the first quarter of 2013 which resulted in a change in the estimate of state income taxes due.

•
An income tax benefit of $12 million from a revised estimate of the tax impact of expected future deconsolidation and separation of EME from Edison International. Edison International continues to consolidate EME for federal and certain combined state tax returns. Under federal and state tax regulations, a tax deconsolidation of EME in future periods, as expected through the bankruptcy proceeding, would result in EME retaining a portion of such carryforward benefits. Amounts not used or retained by EME would be eligible to be used in future periods by Edison International. As a result, changes in the amount of tax attributes during the first quarter of 2013 affected income taxes of discontinued operations. Such changes are also expected to occur in future periods and impact income taxes of discontinued operations.

San Onofre Outage, Inspection and Repair Issues
Tube Leak and Repairs
As discussed in the 2012 Form 10-K, replacement steam generators were installed at San Onofre in 2010 and 2011. In the first quarter of 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators and the Unit was safely taken off-line. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Each Unit will be restarted only when and if SCE determines that it is safe to do so and when start-up has been approved by the NRC pursuant to the terms of a Confirmatory Action Letter (“CAL”) issued by the NRC in March 2012.
Both Units have remained off-line for extensive inspections, testing and analysis of their steam generators. Using a team of outside experts, SCE has determined that the leak was caused by unexpected excessive wear from tube-to-tube contact; similar wear was observed in Unit 2 but was restricted to two tubes and less severe. Both Unit 2 and Unit 3 also had tube-to-support structure wear. As a result of these findings, SCE has plugged and removed from service all tubes showing excessive wear in each of the steam generators. In addition, SCE preventively plugged all tubes in contact with retainer bars or in the area of the tube bundles where tube-to-tube contact occurred.
NRC Processes and Restart Plans
In October 2012, SCE submitted to the NRC a response to the CAL and restart plans for Unit 2, which were based on work done by engineering groups from three independent firms with expertise in steam generator design and manufacturing. Using different methodologies, each independent outside engineering group agreed that it would be safe to restart Unit 2 and operate at a reduced power level (70%) for approximately five months, followed by a mid-cycle scheduled outage and inspection, and SCE has proposed to the NRC that it be permitted to restart Unit 2 under the CAL in accordance with these operational assessments. In addition to these requirements, the restart plan covers repairs, corrective actions and operating parameters and also includes additional monitoring, detection and response activities.
The NRC has been engaged in conducting a series of inspections, data requests, evaluations, reviews and public meetings about the causes of the steam generator malfunction and damage and to verify that SCE has performed the actions described in the CAL response and as otherwise required by its obligations as a nuclear operator. As part of this process, the NRC Staff (“Staff”) made numerous requests for additional information including whether language in San Onofre Technical Specifications that requires retention of structural integrity of the steam generator tubes “over the full range of normal operating conditions” would require either that (i) San Onofre's license be amended to specify that “normal operating conditions” would be at less than 100% thermal power, or (ii) San Onofre submit a further operational assessment demonstrating structural integrity of the steam generator tubes at 100% thermal power. Separate from the Staff's inquiry, the Atomic Safety and Licensing Board, an administrative adjudication panel within the NRC, has been engaged in proceedings about whether the requirements of the CAL necessitate an NRC license amendment.
SCE advised the NRC that it did not believe that its Technical Specifications required a license amendment or an additional operational assessment to restart, but in order to expedite the NRC's reaching conclusions about San Onofre restart plans, it voluntarily submitted an additional operational assessment on March 14, 2013 addressing the issue of structural integrity at 100% thermal power and a license amendment request (“LAR”) for Unit 2 on April 5, 2013. The LAR is intended as a temporary change for approximately two years, after which SCE would be required to obtain the necessary amendments for long-term power operation. The LAR was accompanied by SCE's analysis that the license amendment involves “no significant hazards consideration” (“NSHC”). Most license amendments issued by the NRC are issued with a NSHC designation. The NRC published SCE's LAR in the Federal Register on April 16, 2013. Under applicable statutory provisions, third parties may comment on the LAR and NSHC within 30 days of such publication and file petitions to intervene within 60 days of the publication date. If there is a request for a hearing or petition to intervene made within the initial 30-day period, the NRC must make a NSHC determination prior to issuance of the license amendment. If the NRC Staff makes a NSHC determination, then the NRC Staff may issue a license amendment without further proceedings unless the NRC itself chooses to review the Staff's determination. If the Staff does not make such a NSHC determination, then the LAR could become subject to an extensive public hearing process prior to its issuance. Any such determination by the Staff could also be subject to a motion for stay of issuance of the license amendment before the NRC or the applicable United States Court of Appeals.
Obtaining a license amendment with a NSHC designation does not replace the technical evaluation being conducted under the CAL process, and restart of Unit 2 will still require approval under the CAL whether or not a license amendment is issued with a NSHC. Thus, there is no set or predetermined time period for approval of Unit 2's proposed restart and no assurance that the Staff will determine that SCE's proposed license amendment qualifies for a NSHC designation.
As part of the NRC's review of the San Onofre outage and proceedings pursuant to the CAL the NRC appointed an Augmented Inspection Team to review SCE's performance. SCE has been advised that the NRC's Office of Investigations has initiated an investigation into the accuracy and completeness of information SCE has provided to the NRC since the outage regarding the San Onofre steam generators. SCE has also been made aware of an investigation related to San Onofre by the NRC's Office of Inspector General, which generally reviews internal NRC affairs. Certain anti-nuclear groups and individual members of Congress have asserted that the NRC should await the outcome of all investigations before making any determinations about restart of Unit 2 and have alleged that documents submitted by MHI indicate that SCE knew of deficiencies in the steam generator when they were installed, something which SCE has vigorously denied. SCE does not know whether such matters will affect the timing of restart. Moreover, should the NRC find a deficiency in SCE's performance or provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described below.
Accordingly, there can be no assurance about the length of time the NRC may take to review SCE's request to restart and other submissions, including the operational assessment and the LAR, or whether any such request will be granted in whole or in part. Although in connection with making the LAR, SCE asked the Staff to reach conclusions about the restart of Unit 2 by June 1 if possible, SCE does not expect that such date will be met. Moreover, inasmuch as Unit 3 had more tube-to-tube wear than Unit 2, it remains unclear whether Unit 3 will be able to restart without additional repairs and corrective actions. The ability to restart Unit 3 may also be affected by the operating experience of Unit 2. Each Unit will only be restarted when any necessary repairs and appropriate mitigation plans for that Unit are completed in accordance with the CAL, and the NRC and SCE are satisfied that it is safe to do so. SCE has also been engaged in the analysis of what repairs, if any, could be undertaken to restore the steam generators for both Units to their originally specified capabilities safely, and has been advised by MHI that a possible course of action would be replacement of significant portions of the steam generators, a process that could take more than five years.
If SCE is unable to restart Unit 2, retirement of Unit 2 could also result in retirement of Unit 3. If Unit 2 does restart, then SCE will assess the feasibility of pursuing a restart of Unit 3 without extensive repairs. Without a restart of Unit 2, a decision to retire one or both Units would likely be made before year-end 2013. A determination of whether to pursue a Unit 3 restart following Unit 2's restart might also be made by year-end, although it could take longer and may ultimately depend on the results of Unit 2 operations and inspections after year-end 2013. The ability to restart one or both of the Units without extensive repairs will likely impact SCE's continued exploration of long-term repairs.
CPUC Review
As further discussed in the 2012 Form 10-K, under California Public Utilities Code Section 455.5, SCE is required to notify the CPUC if either of the San Onofre Units has been out of service for nine consecutive months (not including preplanned outages). SCE provided such notice to the CPUC on November 1, 2012 for Unit 3 and December 6, 2012 for Unit 2. In October 2012 the CPUC issued an Order Instituting Investigation (“OII”) that consolidated all San Onofre issues in related regulatory proceedings and considers appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, operations and maintenance costs, and seismic study costs. The Order requires that all San Onofre-related costs incurred on and after January 1, 2012 be tracked in a memorandum account and, to the extent included in rates, collected subject to refund. The first two phases of the OII are focused on these 2012 costs. SCE filed an application in January 2013 seeking a reasonableness determination regarding these costs. The Order also states that the CPUC will determine whether to order the immediate removal, effective as of the date of the order, of all costs related to San Onofre from SCE's rates, with placement of those costs in a deferred debit account pending the return of one or both Units to useful service, or other possible action.

Various other parties have filed testimony in the OII asking for the disallowance of some or all of the San Onofre-related costs. The third and fourth phases of the OII will focus on the steam generator replacement project and San Onofre 2013 revenue requirement, respectively. On March 15, 2013, SCE filed its final costs for the San Onofre Steam Generator project, which were within the amount authorized by the CPUC based on SCE's estimate of the costs after adjustment for inflation using the Handy-Whitman Index. It is currently expected that the investigation will be conducted in phases that will extend at least into 2014. As of the date of this report, the CPUC has only published a schedule for the first phase of the OII.
Contractual Matters
The steam generators were designed and supplied by MHI and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power." Such limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has notified MHI that it believes one or more of such exceptions now apply and that MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. The disagreement may ultimately become subject to dispute resolution procedures set forth in the purchase agreement, including international arbitration. SCE, on behalf of itself and the other San Onofre co-owners, has submitted five invoices to MHI totaling $139 million for steam generator repair costs incurred through February 28, 2013. MHI paid the first invoice of $45 million, while reserving its right to challenge any of the charges in the invoice. In January 2013, MHI advised SCE that it rejected a portion of the first invoice and required further documentation regarding the remainder of the invoice. SCE has recorded its share of the invoice paid as a reduction of repair and inspection costs.
San Onofre carries both property damage and outage insurance issued by Nuclear Electric Insurance Limited (“NEIL”) and has placed NEIL on notice of claims under the two policies. The NEIL policies have a number of exclusions and limitations that may reduce or eliminate coverage. As of the date of this report, SCE has filed separate proofs of loss for Unit 2 and Unit 3 under the outage policy covering the period of the outage through December 29, 2012 that total $234 million (SCE's share of which is approximately $183 million). Pursuant to these proofs of loss SCE is seeking the weekly indemnity amounts provided under the outage policy for each Unit. Because the outage is ongoing, SCE has supplemented and will continue to supplement these proofs of loss in the future. SCE has not submitted a proof of loss under the property damage policy. No amounts have been recognized in SCE's financial statements, pending NEIL's response. To the extent any costs are recovered under the outage policy, SCE expects to refund those amounts to customers through the ERRA balancing account.

Financial Summary
A summary of financial items related to San Onofre is as follows:

•
The costs tracked in the memorandum account through March 31, 2013 under the CPUC's OII include approximately $728 million of SCE's authorized revenue requirement associated with operating and maintenance expenses, and depreciation and return on SCE's investment in Unit 2, Unit 3 and common plant. This amount is subject to refund depending on the outcome of the investigation.

•At March 31, 2013, SCE's rate base and net investment associated with San Onofre are set forth in the following table:

(in millions)	Unit 2	Unit 3	Common Plant	Total
Net investment
Net plant in service	$619	$453	$240	$1,312
Materials and supplies	—	—	100	100
Construction work in progress	23	95	100	218
Nuclear fuel	153	216	102	471
Net investment	$795	$764	$542	$2,101
Rate base
Net plant in service	$619	$453	$240	$1,312
Materials and supplies	—	—	100	100
Accumulated deferred income taxes	(118)	(74)	(46)	(238)
Amounts in rate base	$501	$379	$294	$1,174

•
In 2005, the CPUC authorized expenditures of approximately $525 million ($665 million based on SCE's estimate after adjustment for inflation using the Handy-Whitman Index) for SCE's 78.21% share of the costs to purchase and install the four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. SCE has spent $602 million through March 31, 2013 on the steam generator replacement project. These expenditures are included in the table above and remain subject to CPUC reasonableness review and approval.

•
As a result of outages associated with the steam generator inspection and repair, electric power and capacity normally provided by San Onofre are being purchased in the market by SCE. These market power costs are typically recoverable through the ERRA balancing account subject to CPUC reasonableness review, but will now be reviewed as part of the CPUC’s OII proceeding. The cost estimate required in the OII proceeding produce a market power cost estimate that differs from SCE’s prior estimates, as the OII methodology includes cost estimates during planned outage periods (such as for refueling) and estimated foregone energy sales from excess San Onofre production. Estimated market power costs calculated in accordance with the OII methodology were approximately $444 million as of March 31, 2013, net of avoided nuclear fuel costs. Such amount includes costs of approximately $50 million associated with planned outage periods. SCE believes that such costs should be excluded as they would have been incurred even had the replacement steam generators performed as expected. The CPUC will ultimately determine a final methodology for estimating market power costs as it continues its review of the issues in the OII. Future market power costs are uncertain and will be influenced by factors such as when, if, and at what output levels either of the San Onofre Units is returned to service, as well as variations in the cost of power in the market; however, such amounts may be material.

•
Through March 31, 2013, SCE's share of incremental inspection and repair costs totaled $109 million for both Units (not including payments made by MHI as described below), and repairs to restart Unit 2 at the reduced power levels described above were completed. The costs for Unit 2 may increase following NRC review under the CAL. Total incremental repair costs associated with returning Unit 3 to service, and returning both Units to service at originally specified capabilities safely, remain uncertain. SCE recorded its share of payments made to date by MHI ($36 million) as a reduction of incremental inspection and repair costs in 2012.

SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE considers its operating, capital, and market power costs, recoverable through base rates and the ERRA balancing account, as offset by third party recoveries where applicable. SCE cannot provide assurance that either or both Units of San Onofre will be returned to service, that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties. A delay in the restart of San Onofre Unit 2 beyond summer 2013 may impact plans for future operations of both Units. Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows.
Capital Program
During the first three months of 2013, SCE's capital program continued to emphasize projects for maintaining reliability and expanding the capability of SCE's transmission and distribution system; upgrading and constructing new transmission lines and substations for system reliability and increased access to renewable energy; and maintaining performance of SCE's natural gas, and hydro-electric generating plants. Total capital expenditures (including accruals) were $814 million and $839 million for the first quarter of 2013 and 2012, respectively.
SCE continues to project that 2013 capital expenditures will be in the range of $3.8 billion to $4.2 billion and that 2013 – 2014 total capital expenditures will be in the range of $7.3 billion to $8.2 billion. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.
EME Chapter 11 Bankruptcy Filing
As discussed in the 2012 Form 10-K, on the Petition Date EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 16, 2012, Edison International, EME and certain of EME's senior unsecured noteholders entered into a Transaction Support Agreement (the "Support Agreement"). Edison International anticipates that the Bankruptcy Court will approve a plan of reorganization in which Edison International ceases to have any ownership interest as provided in the Support Agreement. As a result of the bankruptcy filing, Edison International no longer consolidates the earnings and losses of EME or its subsidiaries effective December 17, 2012 and has reflected its ownership interest in EME utilizing the cost method. Edison International recorded a full impairment of the investment in EME in 2012. See "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for additional information related to these bankruptcy proceedings.
Under the Support Agreement, within 150 days following the Petition Date, EME will seek authority from the Bankruptcy Court to enter into the Settlement Transaction, which must be obtained within 210 days following the Petition Date or the Support Agreement is subject to termination. Counsel for EME and for certain of its creditors have requested an extension of these dates, which request is currently under discussion. Failure to meet a deadline set forth in the Support Agreement could render it subject to termination. There can be no assurance that the Bankruptcy Court will approve the Settlement Transaction, and even if it is approved, there can be no assurance that the conditions to the effectiveness of the Settlement Transaction will be satisfied. In addition, EME is entitled to terminate the Support Agreement and consider alternative transactions in accordance with its fiduciary duties.
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

The following table summarizes SCE's results of operations for the periods indicated. The presentation below separately identifies utility earning activities and utility cost-recovery activities. The 2012 GRC decision eliminated the balancing account treatment for Palo Verde operation and maintenance costs effective January 1, 2012. The tables presented below reflect a reclassification of the revenue and costs for 2012 consistent with the presentation in 2013. The reclassification of revenue and costs had no impact on earnings.

The following table is a summary of SCE's results of operations for the periods indicated. The presentation below separately identifies utility earnings activities and utility cost-recovery activities:

	Three months ended March 31, 2013			Three months ended March 31, 2012
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,550	$1,079	$2,629	$1,479	$933	$2,412
Fuel and purchased power	—	853	853	—	692	692
Operations and maintenance	559	226	785	610	241	851
Depreciation decommissioning and amortization	414	—	414	389	—	389
Property taxes and other	79	—	79	83	—	83
Total operating expenses	1,052	1,079	2,131	1,082	933	2,015
Operating income	498	—	498	397	—	397
Interest income and other	22	—	22	24	—	24
Interest expense	(125)	—	(125)	(121)	—	(121)
Income before income taxes	395	—	395	300	—	300
Income tax expense	112	—	112	99	—	99
Net income	283	—	283	201	—	201
Dividends on preferred and preference stock	27	—	27	19	—	19
Net income available for common stock	$256	$—	$256	$182	$—	$182
Core Earnings[1]			$256			$182
Non-Core Earnings			—			—
Total SCE GAAP Earnings			$256			$182

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Utility Earning Activities
2013 vs 2012
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $71 million primarily due to the following:

•
The timing of finalizing the 2012 CPUC GRC. During the first quarter of 2012, pending the outcome of the 2012 GRC, SCE recognized GRC-related revenue based on the 2011 authorized revenue requirement. In the fourth quarter of 2012, SCE implemented its 2012 GRC which allowed SCE to recover its revenue requirement retroactive to January 1, 2012. The estimated revenue attributable to the first quarter of 2012 was $80 million.

•
An increase of approximately $30 million in revenue during the first quarter of 2013 for SCE's return on its investment resulting from rate base growth and operating costs partially offset by a lower CPUC-adopted 2013 return on common equity (see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2013 Cost of Capital Application" for further information).

•	Revenue recognized in 2012 related to the San Onofre Unit 2 scheduled outage.

•
Lower operation and maintenance expense of $51 million primarily due to lower costs at San Onofre and the impact from implementation of the EdisonSmartConnect® program partially offset by $16 million in accrued severance costs. The reductions in costs at San Onofre are due to:

•	$35 million of costs incurred in 2012 for the San Onofre Unit 2 scheduled outage which were not incurred in 2013.

•	A decrease in incremental inspection and repairs costs from $20 million during the first quarter of 2012 to $7 million in the first quarter of 2013.

•	Lower labor costs in 2013 due to the workforce reduction (see "Notes to Consolidated Financial Statements— Note 8. Compensation and Benefit Plans" for further information).

•
Higher depreciation, decommissioning and amortization expense of $25 million was primarily related to increased generation, transmission and distribution investments, including capitalized software costs.

•	Higher income taxes primarily due to higher pre-tax income partially offset by repair deductions. See "—Income Taxes" below for more information.

•	Higher preferred and preference stock dividends related to new issuances in 2012 and 2013 partially offset by redemptions.
Utility Cost-Recovery Activities
2013 vs 2012
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $161 million was primarily driven by an increase of market power costs net of lower nuclear fuel costs in 2013 related to the San Onofre outage (see "Management Overview—San Onofre Outage, Inspection and Repair Issues" for further information). The increase also reflects the impact of higher power prices.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $2.3 billion for the three months ended March 31, 2013 and 2012, respectively. Retail billed and unbilled revenue reflects a sales volume decrease of $99 million, primarily due to lower load requirements, and a rate increase of $85 million due to the implementation of the 2012 GRC decision.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process" in the 2012 Form 10-K).
Income Taxes
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision.

	Three months ended March 31,
(in millions)	2013	2012
Income from continuing operations before income taxes	$395	$300
Provision for income tax at federal statutory rate of 35%	138	105
Increase (decrease) in income tax from:
Items presented with related state income tax, net:
State tax, net of federal benefit	14	10
Property-related	(42)	(10)
Uncertain tax positions	7	—
Other	(5)	(6)
Total income tax expense from continuing operations	$112	$99
Effective tax rate	28.4%	33.0%

Property-related items increased primarily due to the recognition of income tax benefits from repair deductions for income tax purposes.
For a discussion of the status of Edison International's income tax audits, see "Notes to Consolidated Financial Statements—Note 7. Income Taxes."
Edison International Parent and Other
Results of operations for Edison International Parent and Other includes amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Income (Loss) from Discontinued Operations
Income from discontinued operations, net of tax, was $12 million in the first quarter of 2013 compared to a loss of $84 million for the respective period in 2012. The 2013 income from discontinued operations reflects an income tax benefit from a revised estimate of the tax impact of expected future deconsolidation and separation of EME from Edison International (see "Management Overview—Highlights of Operating Results" for further information). The 2012 loss from discontinued operations was from net losses of EME.
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
SCE expects to fund its 2013 obligations, capital expenditures and dividends through operating cash flows, and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund requirements. SCE has $800 million of long-term debt due in the first quarter of 2014. SCE's financing plans include capital market financings to retire this debt.
Available Liquidity
At March 31, 2013, SCE had a $2.75 billion five-year credit facility that matures in May 2017. The following table summarizes the status of the SCE credit facility at March 31, 2013:

(in millions)
Commitment	$2,750
Outstanding commercial paper supported by credit facilities	(404)
Outstanding letters of credit	(121)
Amount available	$2,225
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At March 31, 2013, SCE's debt to total capitalization ratio was 0.43 to 1.
Regulatory Proceedings
2013 Cost of Capital Application
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
In March 2013, a final decision was issued in the second phase of the proceeding that reauthorized SCE's adjustment mechanism to continue for 2014 and 2015. The mechanism provides for an automatic readjustment to SCE’s capital costs if certain thresholds are reached on an annual basis. These thresholds are based on a benchmark interest index value of 5% as of

September 2012. In September 2013 and September 2014, SCE will compare the current interest index value against the benchmark interest index value. If the difference exceeds more than 1%, SCE's CPUC-authorized cost of capital will be adjusted accordingly and the current interest index value will become the new benchmark interest index value for the next annual evaluation.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At March 31, 2013, SCE's 13-month weighted-average common equity component of total capitalization was 48.6% resulting in a restriction on net assets of $11.7 billion. At March 31, 2013, the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $113 million.
During the first quarter of 2013, SCE made $120 million in dividend payments to Edison International. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at March 31, 2013, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of March 31, 2013.

(in millions)
Collateral posted as of March 31, 2013[1]	$160
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	37
Posted and potential collateral requirements[2]	$197

[1]
Collateral provided to counterparties and other brokers consisted of $27 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $10 million of cash reflected in "Other current assets" on the consolidated balance sheets and $123 million in letters of credit and surety bonds.

[2]
There would be no increase to SCE's total posted and potential collateral requirements based on SCE's forward positions as of March 31, 2013 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

In addition to the potential collateral requirements discussed above, if SCE's bond rating were to fall below a "B" rating, SCE would be required to post $225 million for its workers compensation self-insurance plan. See "Liquidity and Capital Resources—SCE—Workers Compensation Self-Insurance Fund" in the year-ended 2012 MD&A for further information.
Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE, tax-allocation payments under its tax-allocation agreements with its subsidiaries, and access to bank and capital markets.

At March 31, 2013, Edison International Parent had a $1.25 billion credit facility which matures in May 2017. The following table summarizes the status of the Edison International Parent credit facility at March 31, 2013:

(in millions)	Edison International Parent
Commitment	$1,250
Outstanding borrowings	(16)
Outstanding letters of credit	—
Amount available	$1,234
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. The ratio is defined in the credit agreement and generally excluded the consolidated debt and total capital of EME during the periods it was consolidated for financial reporting purposes. At March 31, 2013, Edison International Parent's consolidated debt to total capitalization ratio was 0.48 to 1.
Historical Cash Flows
SCE

	Three months ended March 31,
(in millions)	2013	2012
Net cash provided by operating activities	$561	$775
Net cash provided by financing activities	430	500
Net cash used by investing activities	(1,009)	(1,269)
Net increase (decrease) in cash and cash equivalents	$(18)	$6
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $214 million during the first quarter of 2013 compared to the same period in 2012 primarily due to the following:

•	$155 million decrease from balancing accounts primarily composed of:

•
$330 million decrease resulting from balancing account undercollections for fuel and power procurement-related costs in 2013 when compared to overcollections in 2012. The 2013 undercollections was due to higher power prices;

•	$110 million increase from electricity sales greater than amounts included in rates; and

•	$55 million from GHG auction revenue in the first quarter of 2013.

•	Timing of cash receipts and disbursements related to working capital items and workforce reduction severance costs paid of $61 million during the first quarter of 2013.

•	Higher cash inflow due to the increase in pre-tax income primarily driven by higher authorized revenue requirements resulting from the implementation of the 2012 CPUC GRC decision.

Net Cash Provided by Financing Activities
The following table summarizes cash provided (used) by financing activities for the three months end March 31, 2013 and 2012. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 12. Preferred and Preference Stock."

	Three months ended March 31,
(in millions)	2013	2012
Issuances of first and refunding mortgage bonds, net	$394	$391
Issuances of commercial paper, net	229	(89)
Issuances of preference stock, net	387	345
Payments of common stock dividends to Edison International	(120)	(116)
Redemptions of preference stock	(400)	—
Payments of preferred and preference stock dividends	(30)	(15)
Other	(30)	(16)
Net cash provided by financing activities	$430	$500
Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $979 million and 1.2 billion for the three months ended March 31, 2013 and 2012, respectively, primarily related to transmission, distribution and generation investments. Net purchases of nuclear decommissioning trust investments and other were $31 million and $82 million for the three months ended March 31, 2013 and 2012, respectively.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from continuing operations for Edison International Parent and Other adjusted for the non-cash impact related to the treatment of discontinued operations.

	Three months ended March 31,
(in millions)	2013	2012
Net cash used by operating activities	$(55)	$—
Net cash provided by financing activities	23	6
Net cash used by investing activities	(5)	(5)
Net increase (decrease) in cash and cash equivalents	$(37)	$1
Net Cash Used by Continuing Operating Activities
Net cash from continuing operating activities is primarily related to interest, income taxes and operating costs of Edison International Parent.
Net Cash Provided by Continuing Financing Activities
Net cash provided by continuing financing activities for the first quarter of 2013 were as follows:

•	Paid $110 million of dividends to Edison International common shareholders.

•	Received $120 million of dividend payments from SCE.

•	Borrowed $16 million under Edison International Parent's line of credit to fund interim working capital requirements.
Net cash provided by continuing financing activities for the first quarter of 2012 were as follows:

•	Paid $106 million of dividends to Edison International common shareholders.

•	Received $116 million of dividend payments from SCE.

Contingencies
Edison International has a contingency related to the EME Chapter 11 Bankruptcy Filing and SCE has contingencies related to the San Onofre Outage, Inspection and Repair Issues, SED Investigations, Four Corners New Source Review Litigation, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies."
Environmental Remediation
As of March 31, 2013, SCE had identified 23 material sites for remediation and recorded an estimated minimum liability of $124 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies" for further discussion.
MARKET RISK EXPOSURES
Edison International and SCE's primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows, but are not expected to affect earnings due to expected recovery through regulatory mechanisms. Derivative instruments are used, as appropriate, to manage market risks including market risks of SCE's customers. For a further discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments" and "—Note 4. Fair Value Measurements."
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $929 million and $851 million at March 31, 2013 and December 31, 2012, respectively. To the extent San Onofre Unit 2 and Unit 3 are not operating, SCE may be exposed to market prices associated with replacement power costs. SCE's hedging program has taken this exposure into consideration and has entered into forward contracts to address projected market price variability. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
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

As of March 31, 2013, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2013
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$174	$—	$174
BBB	6	—	6
Not rated[3]	4	(2)	2
Total	$184	$(2)	$182

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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a discussion on Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2012 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 3 is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules  13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), respectively, as of the end of the first quarter of 2013. Based on that evaluation, Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International’s or SCE's internal control over financial reporting, respectively, during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Edison International’s or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2012 Form 10-K.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
EME Chapter 11 Filing
On December 17, 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. For more information, see "Management Overview—EME Chapter 11 Bankruptcy Filing" in the MD&A and "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations."
ITEM 2.    UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the first quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	728,034	$46.37	—	—
February 1, 2013 to February 28, 2013	722,673	47.56	—	—
March 1, 2013 to March 31, 2013	1,471,271	50.17	—	—
Total	2,921,978	48.58	—	—

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

Purchases of Equity Securities by SCE and Affiliated Purchasers
The following table contains information about all purchases of SCE Series B and Series C Preference Stock made by or on behalf of SCE in the first quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013			—	—
February 1, 2013 to February 28, 2013	4,000,000	$100.00	4,000,000	—
March 1, 2013 to March 31, 2013			—	—
Total	4,000,000	$100.00	4,000,000	—

[1]
On February 28, 2013, SCE repurchased 2,000,000 shares of the Series B Preference Shares and 2,000,000 shares of the Series C Preference Shares, both at $100 (liquidation value) per share. The redemption of SCE's Series B and C Preference Stock was announced via an SCE press release on January 29, 2013.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1**	Edison International 2013 Executive Annual Incentive Program

10.2**	Edison International 2013 Long-Term Incentives Terms and Conditions

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2013, filed on April 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2013, filed on April 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Mark C. Clarke

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	April 30, 2013	Date:	April 30, 2013