Form 10-Q
period 2014-06-30
SOUTHERN CALIFORNIA EDISON CO
filed 2014-10-29
CIK 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Edison International        Yes ☐ No ☑    Southern California Edison Company    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of July 29, 2014:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares

EXPLANATORY NOTE
This document is being filed by Southern California Edison Company and is identical to the Second Quarter 2014 Form 10-Q that was filed on July 31, 2014 for its corporate parent, Edison International. It is being filed now to correct the inadvertent omission of an Edgar filing code that would have filed the document under Southern California Edison Company’s name.

i

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2013
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
Bcf	billion cubic feet
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
Competitive Businesses	competitive businesses related to the generation, delivery and use of electricity
CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement entered into by Edison International, EME, and the Consenting Noteholders in February 2014
EMG	Edison Mission Group Inc.
EPS	earnings per share
ERRA	energy resource recovery account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE held a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh(s)	kilowatt-hour(s)
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Ltd. and related companies
Moody's	Moody's Investors Service
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
OII	Order Instituting Investigation
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)

Petition Date	December 17, 2012 (date on which EME and certain of its wholly-owned subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code)
PG&E	Pacific Gas & Electric Company
QF(s)	qualifying facility(ies)
ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
San Onofre OII Settlement Agreement
Settlement Agreement dated March 27, 2014 between SCE, The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA") and SDG&E, which was later joined by the Coalition of California Utility Employees ("CUE") and Friends of the Earth ("FOE"), which remains subject to CPUC approval

SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

(This page has been left blank intentionally)

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2014	2013	2014	2013
Operating revenue	$3,016	$3,046	$5,943	$5,678
Fuel	71	81	143	154
Purchased power	1,168	1,076	2,239	1,855
Operation and maintenance	788	967	1,600	1,840
Depreciation, decommissioning and amortization	414	418	824	832
Impairment and other charges	—	575	231	575
Total operating expenses	2,441	3,117	5,037	5,256
Operating income (loss)	575	(71)	906	422
Interest and other income	46	34	69	63
Interest expense	(139)	(133)	(281)	(265)
Other expenses	(16)	(14)	(23)	(21)
Income (loss) from continuing operations before income taxes	466	(184)	671	199
Income tax expense (benefit)	84	(102)	65	(4)
Income (loss) from continuing operations	382	(82)	606	203
Income from discontinued operations, net of tax	184	12	162	24
Net income (loss)	566	(70)	768	227
Preferred and preference stock dividend requirements of utility	30	24	56	51
Net income (loss) attributable to Edison International common shareholders	$536	$(94)	$712	$176
Amounts attributable to Edison International common shareholders:
Income (loss) from continuing operations, net of tax	$352	$(106)	$550	$152
Income from discontinued operations, net of tax	184	12	162	24
Net income (loss) attributable to Edison International common shareholders	$536	$(94)	$712	$176
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$1.08	$(0.33)	$1.69	$0.47
Discontinued operations	0.56	0.04	0.49	0.07
Total	$1.64	$(0.29)	$2.18	$0.54
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	326	329	329
Continuing operations	$1.07	$(0.33)	$1.68	$0.47
Discontinued operations	0.56	0.04	0.49	0.07
Total	$1.63	$(0.29)	$2.17	$0.54
Dividends declared per common share	$0.355	$0.3375	$0.710	$0.6750

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2014	2013	2014	2013
Net income (loss)	$566	$(70)	$768	$227
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	(4)	5	(2)	5
Other	2	—	2	—
Other comprehensive income (loss), net of tax	(2)	5	—	5
Comprehensive income (loss)	564	(65)	768	232
Less: Comprehensive income attributable to noncontrolling interests	30	24	56	51
Comprehensive income (loss) attributable to Edison International	$534	$(89)	$712	$181

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$190	$146
Receivables, less allowances of $67 and $66 for uncollectible accounts at respective dates	1,034	838
Accrued unbilled revenue	870	596
Inventory	277	256
Derivative assets	93	122
Regulatory assets	1,265	538
Deferred income taxes	389	421
Other current assets	433	395
Total current assets	4,551	3,312
Nuclear decommissioning trusts	4,740	4,494
Other investments	202	207
Total investments	4,942	4,701
Utility property, plant and equipment, less accumulated depreciation of $7,774 and $7,493 at respective dates	31,287	30,379
Nonutility property, plant and equipment, less accumulated depreciation of $77 and $74 at respective dates	77	76
Total property, plant and equipment	31,364	30,455
Derivative assets	217	251
Regulatory assets	7,345	7,241
Other long-term assets	445	686
Total long-term assets	8,007	8,178

Total assets	$48,864	$46,646

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Short-term debt	$1,253	$209
Current portion of long-term debt	900	601
Accounts payable	1,306	1,407
Accrued taxes	127	358
Customer deposits	209	201
Derivative liabilities	144	152
Regulatory liabilities	826	767
Other current liabilities	1,008	1,186
Total current liabilities	5,773	4,881
Long-term debt	9,926	9,825
Deferred income taxes and credits	6,709	7,346
Derivative liabilities	1,051	1,042
Pensions and benefits	1,327	1,378
Asset retirement obligations	2,919	3,418
Regulatory liabilities	6,234	4,995
Other deferred credits and other long-term liabilities	2,522	2,070
Total deferred credits and other liabilities	20,762	20,249
Total liabilities	36,461	34,955
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,434	2,403
Accumulated other comprehensive loss	(13)	(13)
Retained earnings	7,960	7,548
Total Edison International's common shareholders' equity	10,381	9,938
Preferred and preference stock of utility	2,022	1,753
Total noncontrolling interests	2,022	1,753
Total equity	12,403	11,691

Total liabilities and equity	$48,864	$46,646

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2014	2013
Cash flows from operating activities:
Net income	$768	$227
Less: Income from discontinued operations	162	24
Income from continuing operations	606	203
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	824	832
Regulatory impacts of net nuclear decommissioning trust earnings	78	161
Impairment and other charges	231	575
Deferred income taxes and investment tax credits	110	85
Other	46	45
EME settlement payments	(225)	—
Changes in operating assets and liabilities:
Receivables	(185)	(47)
Inventory	(21)	73
Accounts payable	116	88
Other current assets and liabilities	(392)	(393)
Derivative assets and liabilities, net	64	152
Regulatory assets and liabilities, net	(317)	(11)
Other noncurrent assets and liabilities	(332)	(502)
Net cash provided by operating activities	603	1,261
Cash flows from financing activities:
Long-term debt issued, net of premium, discount, and issuance costs of $4 and $6 at respective dates	396	394
Long-term debt matured or repurchased	(4)	(199)
Bonds remarketed, net	—	195
Preference stock issued, net	269	387
Preference stock redeemed	—	(400)
Short-term debt financing, net	1,043	678
Settlements of stock-based compensation, net	(51)	(37)
Dividends to noncontrolling interests	(54)	(52)
Dividends paid	(231)	(220)
Net cash provided by financing activities	1,368	746
Cash flows from investing activities:
Capital expenditures	(1,856)	(1,834)
Proceeds from sale of nuclear decommissioning trust investments	3,750	1,956
Purchases of nuclear decommissioning trust investments and other	(3,833)	(2,128)
Other	12	(23)
Net cash used by investing activities	(1,927)	(2,029)
Net increase (decrease) in cash and cash equivalents	44	(22)
Cash and cash equivalents at beginning of period	146	170
Cash and cash equivalents at end of period	$190	$148

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2014	2013	2014	2013
Operating revenue	$3,014	$3,045	$5,938	$5,674
Fuel	71	81	143	154
Purchased power	1,168	1,076	2,239	1,855
Operation and maintenance	697	879	1,410	1,665
Depreciation, decommissioning and amortization	414	417	824	832
Property and other taxes	71	72	156	151
Impairment and other charges	—	575	231	575
Total operating expenses	2,421	3,100	5,003	5,232
Operating income (loss)	593	(55)	935	442
Interest and other income	46	30	69	61
Interest expense	(134)	(127)	(269)	(253)
Other expenses	(15)	(14)	(23)	(21)
Income (loss) before income taxes	490	(166)	712	229
Income tax expense (benefit)	98	(99)	86	13
Net income (loss)	392	(67)	626	216
Less: Preferred and preference stock dividend requirements	30	24	56	51
Net income (loss) available for common stock	$362	$(91)	$570	$165

Consolidated Statements of Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2014	2013	2014	2013
Net income (loss)	$392	$(67)	$626	$216
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	—	2	1	(1)
Other	2	—	2	—
Other comprehensive income (loss), net of tax	2	2	3	(1)
Comprehensive income (loss)	$394	$(65)	$629	$215

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$71	$54
Receivables, less allowances of $67 and $66 for uncollectible accounts at respective dates	1,004	813
Accrued unbilled revenue	870	596
Inventory	259	256
Derivative assets	93	122
Regulatory assets	1,265	538
Deferred income taxes	84	303
Other current assets	452	393
Total current assets	4,098	3,075
Nuclear decommissioning trusts	4,740	4,494
Other investments	150	140
Total investments	4,890	4,634
Utility property, plant and equipment, less accumulated depreciation of $7,774 and $7,493 at respective dates	31,287	30,379
Nonutility property, plant and equipment, less accumulated depreciation of $72 and $70 at respective dates	70	72
Total property, plant and equipment	31,357	30,451
Derivative assets	217	251
Regulatory assets	7,345	7,241
Other long-term assets	398	398
Total long-term assets	7,960	7,890

Total assets	$48,305	$46,050

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Short-term debt	$587	$175
Current portion of long-term debt	900	600
Accounts payable	1,286	1,373
Customer deposits	209	201
Derivative liabilities	144	152
Regulatory liabilities	826	767
Deferred income taxes	68	39
Other current liabilities	1,033	1,091
Total current liabilities	5,053	4,398
Long-term debt	9,523	9,422
Deferred income taxes and credits	8,026	7,841
Derivative liabilities	1,051	1,042
Pensions and benefits	897	951
Asset retirement obligations	2,919	3,418
Regulatory liabilities	6,234	4,995
Other deferred credits and other long-term liabilities	1,902	1,845
Total deferred credits and other liabilities	21,029	20,092
Total liabilities	35,605	33,912
Commitments and contingencies (Note 12)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	603	592
Accumulated other comprehensive loss	(8)	(11)
Retained earnings	7,867	7,594
Total common shareholder's equity	10,630	10,343
Preferred and preference stock	2,070	1,795
Total equity	12,700	12,138
Total liabilities and equity	$48,305	$46,050

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2014	2013
Cash flows from operating activities:
Net income	$626	$216
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	824	832
Regulatory impacts of net nuclear decommissioning trust earnings	78	161
Impairment and other charges	231	575
Deferred income taxes and investment tax credits	144	50
Other	39	42
Changes in operating assets and liabilities:
Receivables	(191)	(12)
Inventory	(3)	73
Accounts payable	128	96
Other current assets and liabilities	(510)	(371)
Derivative assets and liabilities, net	64	152
Regulatory assets and liabilities, net	(317)	(11)
Other noncurrent assets and liabilities	(35)	(478)
Net cash provided by operating activities	1,078	1,325
Cash flows from financing activities:
Long-term debt issued, net of premium, discount, and issuance costs of $2 and $6 at respective dates	398	394
Long-term debt matured or repurchased	(3)	(199)
Bonds remarketed, net	—	195
Preference stock issued, net	269	387
Preference stock redeemed	—	(400)
Short-term debt financing, net	410	653
Settlements of stock-based compensation, net	(30)	(34)
Dividends paid	(180)	(292)
Net cash provided by financing activities	864	704
Cash flows from investing activities:
Capital expenditures	(1,853)	(1,834)
Proceeds from sale of nuclear decommissioning trust investments	3,750	1,956
Purchases of nuclear decommissioning trust investments and other	(3,833)	(2,128)
Other	11	(19)
Net cash used by investing activities	(1,925)	(2,025)
Net decrease in cash and cash equivalents	17	4
Cash and cash equivalents, beginning of period	54	45
Cash and cash equivalents, end of period	$71	$49

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses related to the delivery or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in the 2013 Form 10-K. The same accounting policies are followed for interim reporting purposes, with the exception of accounting principles adopted as of January 1, 2014, discussed below in "—New Accounting Guidance." This quarterly report should be read in conjunction with the financial statements and notes included in the 2013 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.
The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Money market funds	$63	$68	$5	$8
Cash is temporarily invested until required for check clearing from the primary disbursement accounts. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Book balances reclassified to accounts payable	$148	$168	$143	$163
Inventory
Inventory is primarily composed of materials, supplies and spare parts, and stated at the lower of cost or market, cost being determined by the average cost method.

Earnings Per Share
Edison International computes earnings per common share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards payable in common shares, including performance shares and restricted stock units, which earn dividend equivalents on an equal basis with common shares once the awards are vested. EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013		2014	2013
Basic earnings per share – continuing operations:
Income (loss) from continuing operations available to common shareholders	$352	$(106)		$550	$152
Weighted average common shares outstanding	326	326		326	326
Basic earnings per share – continuing operations	$1.08	$(0.33)		$1.69	$0.47
Diluted earnings per share – continuing operations:
Income (loss) from continuing operations available to common shareholders	$352	$(106)		$550	$152
Income impact of assumed conversions	1	—		1	—
Income (loss) from continuing operations available to common shareholders and assumed conversions	$353	$(106)		$551	$152
Weighted average common shares outstanding	326	326		326	326
Incremental shares from assumed conversions	3	—	[1]	3	3
Adjusted weighted average shares – diluted	329	326		329	329
Diluted earnings per share – continuing operations	$1.07	$(0.33)		$1.68	$0.47

[1]	Due to a loss for the three months ended June 30, 2013, there were no incremental shares in the computation because such shares would be considered antidilutive.
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 45,951 shares of common stock for the three months ended June 30, 2014, and 96,341 and 1,587,370 shares for the six months ended June 30, 2014 and 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
Asset Retirement Obligation
The following table summarizes the changes in SCE's ARO liability for the six month period ended June 30, 2014 and the twelve month period ended December 31, 2013, including San Onofre and Palo Verde:

(in millions)	June 30, 2014	December 31, 2013
Beginning balance	$3,418	$2,782
Accretion[1]	106	182
Revisions	(604)	455
Liabilities settled	(1)	(1)
Ending balance	$2,919	$3,418

[1]	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.

During the second quarter of 2014, SCE updated its decommissioning cost estimate based on a site specific assessment. The decommissioning cost estimate in 2014 dollars is $4.4 billion (SCE share – $3.3 billion) and includes costs from June 7, 2013 through to the respective completion dates to decommission San Onofre Units 2 and 3. The decommissioning cost estimate is subject to a number of estimates including the cost of burial of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government may remove spent fuel canisters from the San Onofre site, as to which there can be no assurance. The cost estimate is subject to change and such changes may be material. SCE's share of the present value of decommissioning costs after escalation and using current discounts rates was $2.9 billion at June 30, 2014.
The total ARO liability related to San Onofre Units 2 and 3 at June 30, 2014 was $2.2 billion compared to $2.7 billion at December 31, 2013. The ARO liability is lower than the present value of the decommissioning costs set forth above due to different discount rates and expected time period of expenditures. The ARO liability at June 30, 2014 was based on a discount rate of 6.30% established when the ARO liability was originally recorded in 2003. The ARO liability for San Onofre Units 2 and 3 is based on expenditures beginning in 2015 through the respective completion dates. Expenditures from June 7, 2013 through June 30, 2014 are currently recorded as operation and maintenance costs and are treated as recoverable through GRC revenues. SCE has filed a request with the CPUC to authorize early release of Nuclear Decommissioning Trust funds to recover SCE's share of costs from June 7, 2013 through the end of 2014. As discussed in Note 9, to the extent that costs are recovered from SCE's Nuclear Decommissioning Trust as decommissioning costs, SCE intends to refund such amounts to customers as provided in the San Onofre OII Settlement Agreement (as defined in Note 9).
The change in estimate of the ARO liability related to San Onofre Units 2 and 3 decreased by $604 million in the second quarter of 2014 based on the updated decommissioning cost estimate for the retirement of those Units. The work plan developed for the revised estimate accelerated decommissioning activities beginning in 2013 from the prior assumption of 2022. In addition, certain activities that were previously forecasted to be completed at the end of the decommissioning period were accelerated over the next ten years. Although the changes in the decommissioning cost estimate for these activities in current dollars did not change significantly, the changes in timing, as well as revised escalation rates, reduced the present value of future decommissioning costs (using the 6.30% discount rate).
New Accounting Guidance
Accounting Guidance Adopted in 2014
In July 2013, the FASB issued an accounting standards update that requires that an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward under certain circumstances. Edison International and SCE adopted this guidance effective January 1, 2014 and it did not have a material impact on the consolidated financial statements.
Accounting Guidance Not Yet Adopted
On May 28, 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. Edison International and SCE are currently evaluating this new guidance which is effective January 1, 2017 and cannot determine the impact of this standard at this time.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the six months ended June 30, 2014:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,403	$(13)	$7,548	$9,938	$1,753	$11,691
Net income	—	—	712	712	56	768
Common stock dividends declared ($0.71 per share)	—	—	(231)	(231)	—	(231)
Dividends, distributions to noncontrolling interests	—	—	—	—	(57)	(57)
Stock-based compensation and other	17	—	(68)	(51)	—	(51)
Non-cash stock-based compensation and other	14	—	(1)	13	1	14
Issuance of preference stock	—	—	—	—	269	269
Balance at June 30, 2014	$2,434	$(13)	$7,960	$10,381	$2,022	$12,403
The following table provides Edison International's changes in equity for the six months ended June 30, 2013:

	Equity Attributable to Edison International				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,373	$(87)	$7,146	$9,432	$1,759	$11,191
Net income	—	—	176	176	51	227
Other comprehensive income	—	5	—	5	—	5
Common stock dividends declared ($0.675 per share)	—	—	(220)	(220)	—	(220)
Dividends, distributions to noncontrolling interests	—	—	—	—	(51)	(51)
Stock-based compensation and other	3	—	(40)	(37)	—	(37)
Non-cash stock-based compensation and other	12	—	(5)	7	(1)	6
Issuance of preference stock	—	—	—	—	387	387
Redemption of preference stock	—	—	(8)	(8)	(392)	(400)
Balance at June 30, 2013	$2,388	$(82)	$7,049	$9,355	$1,753	$11,108

The following table provides SCE's changes in equity for the six months ended June 30, 2014:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,168	$592	$(11)	$7,594	$1,795	$12,138
Net income	—	—	—	626	—	626
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(252)	—	(252)
Dividends on preferred and preference stock	—	—	—	(57)	—	(57)
Stock-based compensation and other	—	12	—	(42)	—	(30)
Non-cash stock-based compensation and other	—	5	—	(2)	—	3
Issuance of preference stock	—	(6)	—	—	275	269
Balance at June 30, 2014	$2,168	$603	$(8)	$7,867	$2,070	$12,700
The following table provides SCE's changes in equity for the six months ended June 30, 2013:

	Equity Attributable to SCE
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,168	$581	$(29)	$7,228	$1,795	$11,743
Net income	—	—	—	216	—	216
Other comprehensive loss	—	—	(1)	—	—	(1)
Dividends declared on common stock	—	—	—	(240)	—	(240)
Dividends on preferred and preference stock	—	—	—	(51)	—	(51)
Stock-based compensation and other	—	1	—	(35)	—	(34)
Non-cash stock-based compensation and other	—	7	—	5	—	12
Issuance of preference stock	—	(13)	—	—	400	387
Redemption of preference stock	—	8	—	(8)	(400)	(400)
Balance at June 30, 2013	$2,168	$584	$(30)	$7,115	$1,795	$11,632
Note 3.    Variable Interest Entities
A VIE is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.
Variable Interest in VIEs that are not Consolidated
Power Purchase Contracts
SCE has power purchase agreements ("PPAs") that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants and contracts with qualifying facilities ("QFs") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2013 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE for these VIE projects was 5,341 MW and 4,057 MW at June 30, 2014 and 2013, respectively, and the amounts that SCE paid to these projects were $93 million and $99 million for the three months ended June 30, 2014 and 2013, respectively, and $207 million and $197 million for the six months ended June 30, 2014 and 2013, respectively. These amounts are recoverable in customer rates, subject to reasonableness review. As of June 30, 2014, SCE has additional VIE contracts with future aggregate contracted capacity of 299 MW to commence deliveries in 2016 and 2018.
Unconsolidated Trusts of SCE
SCE Trust I, Trust II and Trust III were formed in 2012, 2013 and 2014, respectively, for the exclusive purpose of issuing the 5.625%, 5.10% and 5.75% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II and Trust III issued $475 million, $400 million and $275 million, respectively, (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G and Series H Preference Stock issued by SCE in the principal amounts of $475 million, $400 million and $275 million (cumulative, $2,500 per share liquidation value), respectively, which have substantially the same payment terms as the trust securities.
The Series F, Series G and Series H Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G or Series H Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (for further information see Note 13). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities when and if the SCE board of directors declares and makes dividend payments on the Series F, Series G or Series H Preference Stock. The applicable trust will use any dividends it receives on the Series F, Series G or Series H Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the Series F, Series G and Series H Preference Stock.
The Trust I and Trust II balance sheets as of June 30, 2014 and December 31, 2013, consisted of investments of $475 million and $400 million in the Series F and Series G Preference Stock, respectively, $475 million and $400 million of trust securities, respectively, and $10,000 each of common stock. The Trust III balance sheet as of June 30, 2014 consisted of investments of $275 million in the Series H Preference Stock, $275 million of trust securities, and $10,000 of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended June 30,			Six months ended June 30,
(in millions)	Trust I	Trust II	Trust III	Trust I	Trust II	Trust III
2014
Dividend income	$6	$5	$4	$13	$10	$5
Dividend distributions	6	5	4	13	10	5
2013
Dividend income	$6	$5	*	$13	$9	*
Dividend distributions	6	5	*	13	9	*

*	Not applicable

Note 4.    Fair Value Measurement
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2014 and December 31, 2013, nonperformance risk was not material for Edison International and SCE.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value.
Level 1 – The fair value of Edison International and SCE's Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded equity securities and derivatives, U.S. treasury securities, mutual funds and money market funds.
Level 2 – Edison International and SCE's Level 2 assets and liabilities include long-term debt and fixed income securities primarily consisting of U.S. government and agency bonds, municipal bonds and corporate bonds and over-the-counter derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument.
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
Level 3 – The fair value of SCE's Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes over-the-counter options, tolling arrangements and derivative contracts that trade infrequently such as congestion revenue rights ("CRRs") and long-term power agreements. Edison International Parent and Other does not have any Level 3 assets and liabilities.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$310	$—	$310
Other	32	—	—	—	32
Nuclear decommissioning trusts:
Stocks[2]	2,332	—	—	—	2,332
Fixed Income[3]	710	1,373	—	—	2,083
Short-term investments, primarily cash equivalents	320	25	—	—	345
Subtotal of nuclear decommissioning trusts[4]	3,362	1,398	—	—	4,760
Total assets	3,394	1,398	310	—	5,102
Liabilities at fair value
Derivative contracts	—	14	1,188	(7)	1,195
Total liabilities	—	14	1,188	(7)	1,195
Net assets (liabilities)	$3,394	$1,384	$(878)	$7	$3,907

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$11	$372	$(10)	$373
Other	39	—	—	—	39
Nuclear decommissioning trusts:
Stocks[2]	2,208	—	—	—	2,208
Fixed Income[3]	841	1,102	—	—	1,943
Short-term investments, primarily cash equivalents	331	—	—	—	331
Subtotal of nuclear decommissioning trusts[4]	3,380	1,102	—	—	4,482
Total assets	3,419	1,113	372	(10)	4,894
Liabilities at fair value
Derivative contracts	—	37	1,177	(20)	1,194
Total liabilities	—	37	1,177	(20)	1,194
Net assets (liabilities)	$3,419	$1,076	$(805)	$10	$3,700

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 70% of SCE's equity investments were located in the United States at both June 30, 2014 and December 31, 2013.

[3]
At June 30, 2014 and December 31, 2013, SCE's corporate bonds were diversified and included collateralized mortgage obligations and other asset backed securities of $61 million and $47 million, respectively.

[4]
Excludes net payables of $20 million and net receivables of $12 million at June 30, 2014 and December 31, 2013, respectively, of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International
Assets measured at fair value consisted of money market funds of $63 million and $68 million at June 30, 2014 and December 31, 2013, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Fair value of net liabilities at beginning of period	$(773)	$(882)	$(805)	$(791)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(108)	(76)	(77)	(158)
Purchases	8	20	15	38
Settlements	(5)	(29)	(11)	(56)
Fair value of net liabilities at end of period	$(878)	$(967)	$(878)	$(967)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(116)	$(43)	$(84)	$(125)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no transfers between any levels during 2014 and 2013.
Valuation Techniques Used to Determine Fair Value
The process of determining fair value is the responsibility of SCE's risk management department, which reports to SCE's chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges and internal valuation techniques that use both standard and proprietary models to determine fair value. Each reporting period, the risk and finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
June 30, 2014	$310	$—	Market simulation model	Load forecast	7,603 MW - 24,896 MW
				Power prices	$(9.86) - $108.56
				Gas prices	$3.50 - $7.10
December 31, 2013	366	—	Market simulation model	Load forecast	7,603 MW - 24,896 MW
				Power prices	$(9.86) - $108.56
				Gas prices	$3.50 - $7.10
Tolling
June 30, 2014	2	1,185	Option model	Volatility of gas prices	13% - 31% (17%)
				Volatility of power prices	26% - 57% (32%)
				Power prices	$37.20 - $70.20 ($49.50)
December 31, 2013	5	1,175	Option model	Volatility of gas prices	16% - 35% (21%)
				Volatility of power prices	25% - 45% (30%)
				Power prices	$38.00 - $63.90 ($47.40)

Level 3 Fair Value Sensitivity
Congestion Revenue Rights
For CRRs, where SCE is the buyer, generally increases (decreases) in forecasted load in isolation would result in increases (decreases) to the fair value. In general, an increase (decrease) in electricity and gas prices at illiquid locations tends to result in increases (decreases) to fair value; however, changes in electricity and gas prices in opposite directions may have varying results on fair value.
Tolling Arrangements
The fair values of SCE's tolling arrangements contain intrinsic value and time value. Intrinsic value is the difference between the market price and strike price of the underlying commodity. Time value is made up of several components, including volatility, time to expiration, and interest rates. The option model for tolling arrangements reflects plant specific information such as operating and start-up costs.
For tolling arrangements where SCE is the buyer, increases in volatility of the underlying commodity prices would result in increases to fair value as it represents greater price movement risk. As power and gas prices increase, the fair value of tolling arrangements tends to increase. The valuation of tolling arrangements is also impacted by the correlation between gas and power prices. As the correlation increases, the fair value of tolling arrangements tends to decline.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International and SCE's long-term debt (including current portion of long-term debt) are as follows:

	June 30, 2014		December 31, 2013
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$10,423	$11,675	$10,022	$10,656
Edison International	10,826	12,106	10,426	11,084
The fair value of Edison International and SCE's long-term debt (including current portion of long-term debt) is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.
The carrying value of Edison International and SCE's trade receivables and payables, other investments, and short-term debt approximates fair value.
Note 5.    Debt and Credit Agreements
Credit Agreements and Short-Term Debt
During the first quarter of 2014, SCE issued $300 million of floating rate first and refunding mortgage bonds due in January 2015. The proceeds from these bonds were used for working capital to fund the ERRA balancing account undercollections.
In July 2014, SCE and Edison International Parent extended the maturity dates of their credit facilities by one year to July 2019 for $2.75 billion and $1.25 billion, respectively. The credit facility for SCE is generally used to support commercial paper and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Borrowings under Edison International Parent's credit facility are used for general corporate purposes.

At June 30, 2014, SCE's outstanding commercial paper was $287 million at a weighted-average interest rate of 0.20%. This commercial paper was supported by a $2.75 billion multi-year revolving credit facility. At June 30, 2014, letters of credit issued under SCE's credit facility aggregated $151 million and are scheduled to expire in twelve months or less. At December 31, 2013, the outstanding commercial paper was $175 million at a weighted-average interest rate of 0.24%.
At June 30, 2014, Edison International Parent's outstanding commercial paper was $666 million at a weighted-average interest rate of 0.38%. This commercial paper was supported by a $1.25 billion multi-year revolving credit facility. At December 31, 2013, the outstanding commercial paper was $34 million at a weighted-average interest rate of 0.55%.
Long-Term Debt
In May 2014, SCE issued $400 million of 1.125% first and refunding mortgage bonds due in May 2017. The proceeds from these bonds were used to repay commercial paper borrowings and to fund SCE's capital program.
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
Certain power contracts contain master netting agreements or similar agreements, which generally allows counterparties subject to the agreement to setoff amounts when certain criteria are met, such as in the event of default. The objective of netting is to reduce credit exposure. Additionally, to reduce SCE's risk exposures counterparties may be required to pledge collateral depending on the credit worthiness of each counterparty and the risk associated with the transaction.
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the derivative liability or post additional collateral. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $47 million and $49 million as of June 30, 2014 and December 31, 2013, respectively, for which SCE has posted no collateral to its counterparties for the respective periods. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2014, SCE would be required to post collateral in the amount of $6 million, excluding the impact of unpaid closed positions as their settlement is not impacted by the credit-risk-related contingent features.

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

	June 30, 2014
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$97	$217	$314	$153	$1,053	$1,206	$892
Gross amounts offset in the consolidated balance sheets	(4)	—	(4)	(4)	—	(4)	—
Cash collateral posted[1]	—	—	—	(5)	(2)	(7)	(7)
Net amounts presented in the consolidated balance sheets	$93	$217	$310	$144	$1,051	$1,195	$885

	December 31, 2013
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Liability
Commodity derivative contracts
Gross amounts recognized	$141	$251	$392	$178	$1,045	$1,223	$831
Gross amounts offset in the consolidated balance sheets	(19)	—	(19)	(19)	—	(19)	—
Cash collateral posted[1]	—	—	—	(7)	(3)	(10)	(10)
Net amounts presented in the consolidated balance sheets	$122	$251	$373	$152	$1,042	$1,194	$821

[1]
In addition, at June 30, 2014 and December 31, 2013, SCE had posted $7 million and $19 million, respectively, of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Realized losses	$(4)	$(7)	$(41)	$(23)
Unrealized losses	(110)	(64)	(58)	(118)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2014	December 31, 2013
Electricity options, swaps and forwards	GWh	4,315	6,274
Natural gas options, swaps and forwards	Bcf	13	12
Congestion revenue rights	GWh	120,386	149,234
Tolling arrangements	GWh	84,484	87,991
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Edison International:
Income (loss) from continuing operations before income taxes	$466	$(184)	$671	$199
Provision for income tax at federal statutory rate of 35%	164	(64)	235	70
Increase (decrease) in income tax from:
State tax, net of federal benefit	6	(20)	7	(17)
Property-related	(55)	(22)	(106)	(64)
Change related to uncertain tax positions	(21)	11	(14)	18
San Onofre OII settlement	—	—	(40)	—
Other	(10)	(7)	(17)	(11)
Total income tax expense (benefit) from continuing operations	$84	$(102)	$65	$(4)
Effective tax rate	18.0%	*	9.7%	*
SCE:
Income (loss) from continuing operations before income taxes	$490	$(166)	$712	$229
Provision for income tax at federal statutory rate of 35%	171	(58)	249	80
Increase (decrease) in income tax from:
State tax, net of federal benefit	9	(23)	10	(9)
Property-related	(55)	(22)	(106)	(64)
Change related to uncertain tax positions	(17)	11	(10)	17
San Onofre OII settlement	—	—	(40)	—
Other	(10)	(7)	(17)	(11)
Total income tax expense (benefit) from continuing operations	$98	$(99)	$86	$13
Effective tax rate	20.0%	*	12.1%	5.7%

*	Not meaningful

The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.
Property-related items include recognition of income tax benefits from repair deductions for income tax purposes. During the first quarter of 2014, SCE recorded flow through tax benefits related to repair deductions and other tax items under the San Onofre OII settlement. The tax benefits were offset by estimated refunds to customers included as part of the pre-tax charge of $231 million. See Note 9 for further details.
During the second quarter of 2014, SCE revised its liability for uncertain tax positions for prior periods based on an updated assessment of the ultimate outcome of such positions.
Tax Disputes
The IRS examination phase of tax years 2003 through 2006 was completed in the fourth quarter of 2010, which included proposed adjustments for the following two items:

•
A proposed adjustment increasing the taxable gain on the 2004 sale of EME's international assets, which if sustained, would result in a federal tax payment of approximately $210 million, including interest and penalties through June 30, 2014.

•
A proposed adjustment to disallow a component of SCE's repair allowance deduction, which if sustained, would result in a federal tax payment of approximately $102 million, including interest through June 30, 2014.

Edison International disagrees with the proposed adjustments and filed a protest with the IRS in the first quarter of 2011. Edison International anticipates that the IRS will issue a deficiency notice for the tax, interest and possibly penalties at the conclusion of the IRS appeals process. After the receipt of such deficiency notice, Edison International will have 90 days to file a petition in United States Tax Court. If a petition is not timely filed, Edison International anticipates after the expiration of the 90-day period, the IRS will assess the underpayment of tax, interest and penalties, if any, and demand payment. Although Edison International disagrees with the proposed adjustments, it has made a $189 million deposit during the second quarter of 2014 to stop the accrual of interest.
It is reasonably possible that Edison International will complete the 2003 – 2006 federal income tax audit cycle during the next twelve months which would effectively settle open tax positions. Edison International estimates tax benefits of approximately $50 million, including interest, may be recognized in income depending on the final outcome of the IRS audit.

Tax Years 2007 – 2009
The IRS examination phase of tax years 2007 through 2009 was completed during the first quarter of 2013. Edison International received a Revenue Agent Report from the IRS on February 28, 2013 which included a proposed adjustment to disallow a component of SCE's repair allowance deduction (similar to the 2003 – 2006 tax years). The proposed adjustment to disallow a component of SCE's repair allowance deduction, if sustained, would result in a federal tax payment of approximately $75 million, including interest through June 30, 2014. Edison International disagrees with the proposed adjustment and filed a protest with the IRS in April 2013.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $76 million during the six months ended June 30, 2014, which includes contributions of $63 million by SCE. Edison International expects to make contributions of $136 million during the remainder of 2014, which includes $123 million from SCE. Annual contributions made to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Pension expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Edison International:
Service cost	$29	$38	$59	$76
Interest cost	48	42	93	84
Expected return on plan assets	(60)	(57)	(117)	(114)
Settlement costs[1]	—	49	—	49
Amortization of prior service cost	2	1	3	2
Amortization of net loss[2]	1	15	2	30
Expense under accounting standards	$20	$88	$40	$127
Regulatory adjustment (deferred)	30	(31)	61	(14)
Total expense recognized	$50	$57	$101	$113
SCE:
Service cost	$29	$37	$58	$74
Interest cost	44	41	88	82
Expected return on plan assets	(56)	(57)	(112)	(114)
Settlement costs[1]	—	48	—	48
Amortization of prior service cost	1	1	2	2
Amortization of net loss[2]	1	14	1	28
Expense under accounting standards	$19	$84	$37	$120
Regulatory adjustment (deferred)	30	(31)	61	(14)
Total expense recognized	$49	$53	$98	$106

[1]	Relates to lump-sum payments made to employees who retired in 2013 from the SCE Retirement Plan (primarily due to workforce reductions described below).

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $1 million and $1 million, respectively, for the three months ended June 30, 2014, and $3 million and $2 million, respectively, for the six months ended June 30, 2014. The amount reclassified for Edison International and SCE was $4 million and $3 million, respectively, for the three months ended June 30, 2013, and $7 million and $5 million, respectively, for the six months ended June 30, 2013.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $7 million during the six months ended June 30, 2014 and expects to make contributions of $8 million during the remainder of 2014, substantially all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.

PBOP expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Edison International:
Service cost	$11	$14	$22	$28
Interest cost	27	26	54	52
Expected return on plan assets	(28)	(30)	(56)	(60)
Special termination benefits[1]	—	10	—	10
Amortization of prior service credit	(9)	(9)	(18)	(18)
Amortization of net loss	—	7	—	14
Total expense	$1	$18	$2	$26
SCE:
Service cost	$11	$14	$22	$27
Interest cost	27	26	54	52
Expected return on plan assets	(28)	(30)	(56)	(60)
Special termination benefits[1]	—	10	—	10
Amortization of prior service credit	(9)	(9)	(18)	(18)
Amortization of net loss	—	7	—	14
Total expense	$1	$18	$2	$25

[1]	Due to the reduction in workforce, SCE has incurred costs for extended retiree health care coverage.
Workforce Reductions
In 2012, SCE commenced multiple efforts to reduce its workforce in order to reflect SCE's strategic direction to optimize its cost structure, moderate customer rate increases and align its cost structure with its peers. In addition, in June 2013, SCE announced plans to permanently retire San Onofre, which resulted in additional workforce reductions. See Note 9 for further information. During the second quarter of 2014, SCE increased the estimated impact for workforce reductions related to transferring certain information technology activities to third parties. Through June 30, 2014, SCE's share of estimated cash severance for these efforts totaled $222 million. The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2014	$54
Additions	9
Payments	(13)
Balance at June 30, 2014	$50
The liability presented in the table above is reflected in "Other current liabilities" on the consolidated balance sheets. The severance costs are included in "Operation and maintenance" on the consolidated income statements.
Note 9. San Onofre Issues
Replacement steam generators were installed at San Onofre in 2010 and 2011. On January 31, 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. The Unit was safely taken off-line and subsequent inspections revealed excessive tube to tube wear. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Later, evidence of tube to tube wear in Unit 2 was also discovered. On June 6, 2013, SCE decided to permanently retire Units 2 and 3.

CPUC Proceedings and Proposed Settlement
In October 2012, the CPUC issued an Order Instituting Investigation ("OII") that consolidated all San Onofre issues in related CPUC regulatory proceedings to consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, and operation and maintenance costs.
On March 27, 2014, SCE entered into a settlement agreement (the "San Onofre OII Settlement Agreement") with The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA") and SDG&E, which was later joined by the Coalition of California Utility Employees ("CUE") and Friends of the Earth ("FOE") (together, the "Settling Parties"). If implemented, the San Onofre OII Settlement Agreement will constitute a complete and final resolution of the CPUC's OII and related proceedings regarding the Steam Generator Replacement Project ("SGRP") at San Onofre and the related outage and subsequent shutdown of San Onofre. The San Onofre OII Settlement Agreement does not affect proceedings before the NRC or proceedings related to recoveries from third parties described below, but does describe how shareholders and customers will share any potential recoveries. Implementation of the San Onofre OII Settlement Agreement is subject to the approval of the CPUC. The parties to the San Onofre OII Settlement Agreement have agreed to exercise their best efforts to obtain CPUC approval. The San Onofre OII Settlement Agreement is subject to termination by any of the Settling Parties if the CPUC has not approved it within six months of submission, but there can be no certainty of when or what the CPUC will actually decide.
Disallowances, Refunds and Rate Recoveries
If the San Onofre OII Settlement Agreement is approved, SCE will not be allowed to recover in rates its capitalized costs for the SGRP as of February 1, 2012 or a return on such investment after such date. As of February 1, 2012, SCE's net book value in the SGRP was approximately $597 million. Additionally, SCE will not be allowed to recover in rates approximately $99 million of incremental inspection and repair costs incurred for the replacement steam generators ("RSGs") in 2012 that were in excess of CPUC-authorized operations and maintenance expense. These costs, net of invoices paid, were previously expensed in SCE's 2012 financial results, although they remain subject to recovery from the supplier of the RSGs. Neither will SCE be allowed to recover in rates provisionally authorized operations and maintenance expense in 2013 that exceeds amounts included in recorded operations and maintenance expense (including severance and incremental repair and inspection costs); such excess had not been recognized in 2013 earnings. Subject to the foregoing, SCE will be authorized to recover in rates its remaining investment in San Onofre, including base plant, materials and supplies, nuclear fuel inventory and contracts and construction work in progress ("CWIP"), generally over a ten-year period commencing February 1, 2012. Additionally, SCE will be authorized to recover in rates its provisionally authorized operations and maintenance expenses for 2012, recorded costs for the 2012 refueling outage of Unit 2, recorded operations and maintenance expenses for 2013, and recorded operations and maintenance expenses for 2014 subject to customary prudency review. Finally, SCE will also be authorized to recover in rates through its fuel and purchased power balancing account ("ERRA") all costs incurred to purchase electric power in the market related to the outage and shutdown of San Onofre, and to recover by December 31, 2015 any San Onofre-related ERRA undercollections. Estimated market power costs through June 6, 2013 (the date of San Onofre's retirement) were approximately $680 million using the methodology followed in the OII. To the extent that amounts otherwise recoverable in rates under the San Onofre OII Settlement Agreement are recovered from SCE's Decommissioning Trust as a decommissioning cost, the amounts otherwise recoverable in rates will be reduced with no impact on earnings.
The portion of SCE's San Onofre investment in base plant, CWIP and materials and supplies, which SCE is entitled to recover from February 1, 2012, will earn a return equal to the weighted average of SCE's authorized return on debt and 50% of its authorized return on preferred equity, pro-rated to the percentage of the investment that equals SCE's percentage of debt and preferred equity in its authorized capital structure. SCE will not earn a return on common equity on its amortizable San Onofre investment. Accordingly, SCE will be allowed to earn a rate of return of 2.95% in 2012, 2.62% for the period 2013 –2014 and a rate that will float during the amortization period thereafter with changes in SCE's authorized return on debt and preferred equity. SCE's investment in nuclear fuel will earn a return equal to commercial paper rates that SCE pays from time to time.
A 5% incentive is provided for SCE to realize savings for ratepayers by selling materials and supplies and nuclear fuel, as well as reducing its nuclear fuel investment by contract cancellations. This incentive allows SCE to retain 5% of sales proceeds and to recover 5% of the excess of cancelled contract obligations over cancellation costs. The balance of sale proceeds and cancellation benefits is credited to ratepayers.

Accounting and Financial Impact
Due to the decision to early retire San Onofre Units 2 and 3, GAAP required reclassification of the amounts recorded in property, plant and equipment and related tangible operating assets to a regulatory asset to the extent that management concluded it was probable of recovery through future rates. Regulatory assets may also be recorded to the extent management concludes it is probable that direct and indirect costs incurred to retire Units 2 and 3 as of each reporting date are recoverable through future rates. In accordance with these requirements and as a result of its decision to retire San Onofre Units 2 and 3, SCE reclassified $1,521 million of its total investment in San Onofre at May 31, 2013 to a regulatory asset ("San Onofre Regulatory Asset") and recorded an impairment charge of $575 million ($365 million after-tax) in the second quarter of 2013. As of December 31, 2013, SCE had recorded a net regulatory asset of approximately $1.3 billion, comprised of $1.56 billion of property, plant and equipment, less $266 million for estimated refunds of authorized revenue recorded in excess of SCE's costs of service.
As a result of the execution of the San Onofre OII Settlement Agreement by the Settling Parties, SCE has concluded that the outcome of the OII that is more likely than any other outcome is approval and implementation of the San Onofre OII Settlement Agreement, although approval by the CPUC remains uncertain. As a result, in the first quarter of 2014, SCE recorded an additional pre-tax charge of approximately $231 million (approximately $96 million after-tax). Including the amounts recorded during the first quarter of 2014 and the amounts previously recorded in 2013, the total impact of the San Onofre OII settlement is estimated at $806 million (approximately $461 million after-tax). The total pre-tax charge is due to:

•	the disallowance of the SGRP investment ($542 million as of May 31, 2013);

•	refund of revenue related to the SGRP previously recognized of $159 million; and

•
implementation of the other terms of the San Onofre OII Settlement Agreement, including a refund of flow through tax benefits of $71 million and a refund of the authorized return in excess of the return allowed for non-SGRP investments. The refund was offset by recognition of tax benefits in an equal amount.

At June 30, 2014, the San Onofre Regulatory Asset was $1.37 billion and the San Onofre regulatory liability for refunds of revenue was approximately $483 million. Such amounts do not reflect any recoveries from third parties by SCE.
Under the San Onofre OII Settlement Agreement, the unamortized portion of SCE's investment other than nuclear fuel may, at SCE's option, be excluded from SCE's capital structure for purposes of determining regulatory capital requirements. Had such exclusion applied as of June 30, 2014, SCE estimates that its common equity requirement would be reduced by more than $300 million.
San Onofre OII Settlement Agreement Procedure
On April 3, 2014, the Settling Parties filed a motion in the OII requesting the CPUC to approve the San Onofre OII Settlement Agreement without change, find the Settlement Agreement reasonable and expedite consideration of the San Onofre OII Settlement Agreement in order to provide the benefits of it as soon as possible. The Settling Parties also urged the CPUC to stay further proceedings in the OII pending a determination on the San Onofre OII Settlement Agreement and to withdraw the November 19, 2013 Proposed Decision on Phase 1 and Phase 1A issues in the OII. During the pendency of proceedings regarding the San Onofre OII Settlement Agreement, the Settling Parties are further bound to support and mutually defend the San Onofre OII Settlement Agreement in its entirety, oppose any modifications proposed by any non-settling party to the OII unless all Settling Parties agree, and cooperate reasonably on all submissions. The Settling Parties further agree to review any CPUC orders regarding the San Onofre OII Settlement Agreement to determine if the CPUC has changed or modified it, deleted a term or imposed a new term. If any Settling Party is unwilling to accept any such change, modification, deletion or addition of a new term, then the Settling Parties will negotiate in good faith to seek a resolution acceptable to all Settling Parties. If they are unable to resolve the matter to the satisfaction of all Settling Parties or to obtain prompt CPUC approval of an agreed upon resolution, then any Settling Party can terminate the Settlement Agreement upon prompt notice.
Under CPUC rules, parties in the OII have had an opportunity to comment on the San Onofre OII Settlement Agreement, and the CPUC held an evidentiary hearing on May 14, 2014 and a public participation meeting on June 16, 2014, at which various intervenors who were not Settling Parties opposed the proposed settlement and others supported it. Following conclusion of the public participation meeting, approval of the San Onofre OII Settlement Agreement was submitted to an Administrative Law Judge to render a proposed decision for further consideration by the CPUC. CPUC rules do not provide for any fixed time period for the CPUC to act on the San Onofre OII Settlement Agreement. Pursuant to the CPUC's rules, no settlement becomes binding on the parties to it unless the CPUC approves the settlement based on a finding that it is reasonable in light of the whole record, consistent with law, and in the public interest. The CPUC has discretion to approve or disapprove a settlement, or to condition its approval on changes to the settlement, which the parties may accept or reject.
Accordingly, there can be no assurance regarding the timing of any CPUC decision or that the CPUC will approve the San Onofre OII Settlement Agreement or refrain from making changes to it that are not acceptable to all the Settling Parties. Thus, there can be no assurance that the OII proceeding will provide for recoveries as currently estimated by SCE in accordance with the San Onofre OII Settlement Agreement, including the recovery of costs recorded as a regulatory asset, or that the CPUC does not order refunds to customers above those contemplated by the San Onofre OII Settlement Agreement. Therefore, the amount recorded for the San Onofre Regulatory Asset is subject to further change based upon future developments and the application of SCE's judgment to those events.
Third-Party Recoveries
San Onofre carries accidental property damage and carried accidental outage insurance issued by Nuclear Electric Insurance Limited ("NEIL") and has placed NEIL on notice of claims under both policies. The NEIL policies have a number of exclusions and limitations that NEIL may assert reduce or eliminate coverage, and SCE may choose to challenge NEIL's application of any such exclusions and limitations. The estimated total claims under the accidental outage insurance through February 22, 2014 are approximately $414 million (SCE's share of which is approximately $325 million). Accidental outage policy benefits are reduced by 90% for the periods following announcement of the permanent retirement of the Units. The accidental outage insurance at San Onofre has been canceled prospectively as a result of the permanent retirement. No amounts have been recognized in SCE's financial statements, pending NEIL's response. Under the San Onofre OII Settlement Agreement, costs recoveries will be allocated between SCE and its ratepayers as set forth in the agreement.
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and related companies ("MHI"), which designed and supplied the RSGs. MHI warranted the RSGs for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. In October 2013, after a prescribed 90-day waiting period from the service of an earlier notice of dispute, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its ratepayers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other co-owners filed lawsuits against MHI, alleging claims arising from MHI's supplying the faulty steam generators, which have been stayed pending the arbitration. The other co-owners (SDG&E and Riverside) have been added as additional claimants in the arbitration, with party status. Under the San Onofre OII Settlement Agreement, recoveries from MHI will be allocated between SCE and its ratepayers as set forth in the agreement.
Continuing NRC Proceedings
As part of the NRC's review of the San Onofre outage and proceedings related to the possible restart of Unit 2, the NRC appointed an Augmented Inspection Team to review SCE's performance. In December 2013, the NRC finalized an Inspection Report in connection with the Augmented Inspection Team's review and SCE's response to an earlier NRC Confirmatory Action Letter. The NRC's report identified a "white" finding (low to moderate safety significance) for failing to ensure that MHI's modeling and analysis were adequate. SCE stated some disagreements with the NRC's Report but chose not to challenge the "white" finding. The NRC also issued an Inspection Report to MHI containing a Notice of Nonconformance for its flawed computer modeling in the design of San Onofre's steam generators. In addition, the NRC's Office of Investigations has been conducting an investigation into the accuracy and completeness of information SCE provided to the Augmented Inspection Team. SCE has also been made aware of an investigation related to San Onofre by the NRC's Office of Inspector General, which generally reviews internal NRC affairs. Certain anti-nuclear groups and individual members of Congress have alleged that SCE knew of deficiencies in the steam generators when they were installed or otherwise did not correctly follow NRC requirements in connection with the design and installation of the replacement steam generators, something which SCE has vigorously denied, and have called for investigations, including by the Department of Justice. SCE cannot predict when or whether ongoing inquiries or investigations by the NRC will be completed or whether inquiries by other government agencies will be initiated. Should the NRC find a deficiency in SCE's provision of information, SCE could be subject to additional NRC actions, including the imposition of penalties, and the findings could be taken into consideration in the CPUC regulatory proceedings described above.

Note 10.    Other Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts, which received $6 million in 2014 through SCE customer rates. Contributions to the decommissioning trusts are reviewed every three years by the CPUC.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Stocks	—	$683	$656	$2,332	$2,208
Municipal bonds	2051	688	675	812	756
U.S. government and agency securities	2044	824	902	881	947
Corporate bonds	2054	339	208	390	241
Short-term investments and receivables/payables	One-year	312	329	325	342
Total		$2,846	$2,770	$4,740	$4,494
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $2.2 billion and $1.5 billion for the three months ended June 30, 2014 and 2013, and $3.8 billion and $2.0 billion for the six months ended June 30, 2014 and 2013, respectively. Unrealized holding gains, net of losses, were $1.9 billion and $1.7 billion at June 30, 2014 and December 31, 2013, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$4,587	$4,246	$4,494	$4,048
Gross realized gains	28	137	38	142
Gross realized losses	—	(1)	—	(2)
Unrealized gains (losses), net	107	(185)	169	(9)
Other-than-temporary impairments	(3)	(21)	(6)	(29)
Interest, dividends, contributions and other	21	5	45	31
Balance at end of period	$4,740	$4,181	$4,740	$4,181
Due to regulatory mechanisms, changes in assets of the trusts from income items have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2014	December 31, 2013
Current:
Regulatory balancing accounts	$1,190	$484
Energy derivatives	69	54
Other	6	—
Total current	1,265	538
Long-term:
Deferred income taxes, net	3,245	2,957
Pensions and other postretirement benefits	385	369
Energy derivatives	856	816
Unamortized investments, net	294	332
San Onofre	1,371	1,325
Unamortized loss on reacquired debt	211	222
Regulatory balancing accounts	643	818
Other	340	402
Total long-term	7,345	7,241
Total regulatory assets	$8,610	$7,779
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2014	December 31, 2013
Current:
Regulatory balancing accounts	$787	$724
Other	39	43
Total current	826	767
Long-term:
Costs of removal	2,822	2,780
Asset retirement obligations	1,815	1,071
Regulatory balancing accounts	1,094	1,132
San Onofre	483	—
Other	20	12
Total long-term	6,234	4,995
Total regulatory liabilities	$7,060	$5,762

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	June 30, 2014	December 31, 2013
Asset (liability)
Energy resource recovery account	$1,617	$1,005
Four Corners memorandum account	4	145
New system generation balancing account	50	132
Public purpose programs and energy efficiency programs	(850)	(1,037)
Base rate recovery balancing account	(103)	(247)
Greenhouse gas auction revenue	(310)	(385)
FERC formula rates and FERC balancing accounts	(63)	(59)
FERC energy settlements	(179)	—
Other	(214)	(108)
Net liability	$(48)	$(554)
Note 12.    Commitments and Contingencies
Indemnities
Edison International and SCE have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business.
Edison International and SCE have provided indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and indemnities for specified environmental liabilities and income taxes with respect to assets sold. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.
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
San Onofre
SCE believes that the actions taken and costs incurred in connection with the San Onofre replacement steam generators and outages have been prudent. Accordingly, SCE has argued in related CPUC regulatory proceedings that its operating, capital, and market power costs should be recoverable through base rates and the ERRA balancing account (as reduced by the charges recorded in 2013 and 2014). SCE, however, cannot provide assurance that the CPUC will not disallow costs incurred or order refunds to customers of amounts collected in rates, or that SCE will be successful in recovering amounts from third parties.

Disallowances of costs and/or refund of amounts received from customers could be material and adversely affect SCE's financial condition, results of operations and cash flows. In March 2014, SCE, in recognition of these risks, entered into the San Onofre OII Settlement Agreement with San Diego Gas & Electric Company, ORA, TURN, FOE and CUE that, if approved by the CPUC, would resolve the disallowance and regulatory recovery issues in accordance with the terms of the agreement. SCE will pursue recoveries from the manufacturer of the replacement steam generators and under San Onofre's insurance, but there is no assurance that SCE will recover all of its applicable costs pursuant to these arrangements. See Note 9 for further details.
San Gabriel Valley Windstorm Investigation
In November 2011, a windstorm resulted in significant damage to SCE's electric system and service outages for SCE customers primarily in the San Gabriel Valley. The CPUC directed its Safety and Enforcement Division ("SED") to conduct an investigation focused on the cause of the outages, SCE's service restoration effort, and SCE's customer communications during the outages. The SED issued its final report on January 11, 2013. The report asserts that SCE and others with whom SCE shares utility poles violated certain CPUC safety rules applicable to overhead line construction, maintenance and operation, which may have caused the failures of affected poles and supporting cables. The report also concludes that SCE's restoration time was not adequate and makes other assertions. Additionally, the report contends that SCE violated CPUC rules by failing to preserve evidence relevant to the investigation when it did not retain damaged poles that were replaced following the windstorm. In February 2014, SCE entered into agreements with the SED to settle this matter and another, unrelated matter involving SCE's system that occurred in San Bernardino for $24.5 million. In March 2014, the CPUC opened an OII on the 2011 windstorm and the San Bernardino matter and SCE and the SED jointly filed a motion seeking approval of the settlement agreements in this OII. On July 15, 2014, the assigned ALJ in the OII issued a proposed decision which, if approved by the CPUC, would approve both settlements without modification. If the settlement agreements are not approved by the CPUC and SCE is found to have violated any CPUC rules, it could be subject to penalties. Absent approval of the two settlement agreements by the CPUC, SCE is unable to estimate a possible loss or range of loss that may be imposed by the CPUC on SCE.
Four Corners Environmental Matters
In October 2011, four private environmental organizations filed a CAA citizen lawsuit against the co-owners of Four Corners. The complaint alleges that certain work performed at the Four Corners generating units 4 and 5, over the approximate periods of 1985 – 1986 and 2007 – 2010, constituted plant "major modifications" and the plant's failure to obtain permits and install best available control technology ("BACT") violated the Prevention of Significant Deterioration requirements and the New Source Performance Standards of the CAA. The complaint also alleges subsequent and continuing violations of BACT air emissions limits. The lawsuit seeks injunctive and declaratory relief, civil penalties, including a mitigation project and litigation costs. In November 2012, the parties requested a stay of the litigation to allow for settlement discussion, and the matter is currently stayed. In December 2013, SCE sold its ownership interest in generating units 4 and 5 to APS. Under the sale agreement SCE remains responsible for its pro-rata share of certain environmental liabilities, including penalties in the event they arise from environmental violations prior to the sale. In addition, under the terms of the sale agreement, SCE retains the liability for its proportionate share of expenses occurring as a result of new environmental regulations applicable to the coal ash and combustion residuals deposited at the landfill at Four Corners during the period that SCE held its ownership interest in Four Corners if such new regulations are adopted. SCE is unable to estimate a possible loss or range of loss associated with these matters.
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

At June 30, 2014, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $111 million, including $72 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $4 million. Of the $115 million total environmental remediation liability for SCE, $110 million has been recorded as a regulatory asset. SCE expects to recover $37 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $73 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $156 million and $7 million, respectively, all of which is related to SCE. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next four years are expected to range from $5 million to $30 million. Costs incurred for the six months ended June 30, 2014 and 2013 were $1 million and $3 million, respectively.
Based upon the CPUC's regulatory treatment of environmental remediation costs incurred at SCE, SCE believes that costs ultimately recorded will not materially affect its results of operations, financial position or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to estimates.
Nuclear Insurance
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.6 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($375 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). The balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site, all nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.
The ANI Facility Form coverage includes broad liability protection for bodily injury or offsite property damage caused by nuclear material at San Onofre, or while in transit to or from San Onofre. The Facility Form, however, includes several exclusions. First, it excludes onsite property damage to the nuclear facility itself and onsite cleanup costs, but as discussed below SCE maintains separate NEIL property damage coverage for such events. Second, tort claims of onsite workers are excluded, but SCE also maintains separate $375 million ANI Facility Workers Form coverage for non-licensee workers. Third, offsite environmental costs arising out of government orders or directives, including those issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA, are excluded, with minor exceptions from clearly identifiable accidents.
Based on its ownership interests, SCE could be required to pay a maximum of approximately $255 million per nuclear incident. However, it would have to pay no more than approximately $38 million per incident in any one year. If the public liability limit above is insufficient, federal law contemplates that additional funds may be appropriated by Congress. This could include an additional assessment on all licensed reactor operators as a measure for raising further federal revenue.
NEIL, a mutual insurance company owned by entities with nuclear facilities, issues nuclear property damage and accidental outage insurance policies. The amount of nuclear property insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of approximately $1.06 billion. These policies include coverage for decontamination liability. Property damage insurance also covers damages caused by acts of terrorism up to specified limits. Additional outage insurance covers part of replacement power expenses during an accident-related nuclear unit outage. The accidental outage insurance at San Onofre has been canceled as a result of the permanent retirement, but that insurance continues to be in effect at Palo Verde.

If losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $52 million per year. Insurance premiums are charged to operating expense.
Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. Prolonged drought conditions in California have also increased the risk of severe wildfire events. On June 1, 2014, Edison International renewed its liability insurance coverage, which included coverage for SCE's wildfire liabilities up to a $547.5 million limit (with a self-insured retention of $10 million per wildfire occurrence). Various coverage limitations within the policies that make up this insurance coverage could result in additional self-insured costs in the event of multiple wildfire occurrences during the policy period (June 1, 2014 to May 31, 2015). SCE also has additional coverage for certain wildfire liabilities of $450 million, which applies when total covered wildfire claims exceed $550 million, through June 14, 2015. SCE may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of SCE's insurance coverage.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award in November 2011. SCE has returned to the San Onofre co-owners their respective shares of the damage award paid. In December 2013, the CPUC approved SCE's proposal to return the SCE share of the award to customers based on the amount that customers actually contributed for fuel storage costs, resulting in approximately $94 million of the SCE share being returned to customers and the remaining $18 million being returned to shareholders. SCE, as operating agent, filed a lawsuit on behalf of the San Onofre owners against the DOE in the Court of Federal Claims in December 2011 seeking damages of approximately $98 million for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2010. Additional legal action would be necessary to recover damages incurred after December 31, 2010. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 13.    Preferred and Preference Stock of Utility
During the first quarter of 2014, SCE issued 110,004 shares of 5.75% Series H preference stock (cumulative, $2,500 liquidation value) to SCE Trust III, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series H preference stock may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2024 if certain changes in tax or investment company laws occur. After March 15, 2024, SCE may redeem the Series H shares at par, in whole or in part. After March 15, 2024, distributions will accrue and be payable at a floating rate. The shares are not subject to mandatory redemption. The proceeds from the sale of these shares are to be used to repay commercial paper borrowings and for general corporate purposes.

Note 14.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Beginning balance	$(11)	$(87)	$(13)	$(87)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	(5)	—	(5)	(2)
Reclassified from accumulated other comprehensive loss[1]	1	5	3	7
Other	2	—	2	—
Change	(2)	5	—	5
Ending Balance	$(13)	$(82)	$(13)	$(82)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.

SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Beginning balance	$(10)	$(32)	$(11)	$(29)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	—	—	—	(4)
Reclassified from accumulated other comprehensive loss[1]	—	2	1	3
Other	2	—	2	—
Change	2	2	3	(1)
Ending Balance	$(8)	$(30)	$(8)	$(30)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
Note 15.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
SCE interest and other income:
FERC energy settlements	$14	$—	$14	$—
Equity allowance for funds used during construction	16	18	31	39
Increase in cash surrender value of life insurance policies and life insurance benefits	12	7	18	14
Interest income	3	4	5	6
Other	1	1	1	2
Total SCE interest and other income	46	30	69	61
Edison International Parent and Other other income	—	4	—	2
Total Edison International interest and other income	$46	$34	$69	$63
SCE other expenses:
Civic, political and related activities and donations	$9	$9	$13	$15
Other	6	5	10	6
Total SCE other expenses	15	14	23	21
Edison International Parent and Other other expenses	1	—	—	—
Total Edison International other expenses	$16	$14	$23	$21

SCE has participated in proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the energy crisis in California in 2000 – 2001. SCE is authorized to refund to customers any refunds actually realized by SCE, net of litigation costs and amounts retained by SCE as a shareholder incentive pursuant to an established sharing arrangement. During the second quarter of 2014, four FERC-approved settlement agreements were finalized providing SCE with total refunds of $208 million of which $14 million is subject to the shareholder incentive.
Note 16.    Discontinued Operations
EME Chapter 11 Bankruptcy
In December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.
In February 2014, Edison International, EME and the Consenting Noteholders entered into a settlement agreement (the "EME Settlement Agreement") pursuant to which EME amended its Plan of Reorganization to incorporate the terms of the EME Settlement Agreement, including extinguishing all existing claims between EME and Edison International. The Amended Plan of Reorganization, including the EME Settlement Agreement, was completed on April 1, 2014 with the sale of substantially all of EME's assets to NRG Energy, Inc. and the transactions called for in the EME Settlement Agreement.
Under the Amended Plan of Reorganization, EME emerged from bankruptcy free of liabilities but remained an indirect wholly-owned subsidiary of Edison International, which will continue to be consolidated with Edison International for income tax purposes. On April 1, 2014, all of the assets and liabilities of EME that were not otherwise discharged in the bankruptcy or transferred to NRG Energy were transferred to a newly formed trust under the control of EME's existing creditors (the "Reorganization Trust"), except for (a) EME's income tax attributes, which are retained by the Edison International consolidated income tax group; (b) certain tax and pension related liabilities in the approximate amount of $342 million, which have been assumed by Edison International and for substantially all of which Edison International had joint and several responsibility; and (c) EME's indirect interest in Capistrano Wind Partners and a small hydroelectric project.
Edison International has agreed to pay to the Reorganization Trust an amount equal to 50% of EME's federal and California income tax benefits, which were not previously paid to EME under a tax allocation agreement between Edison International and EME that expired on December 31, 2013 ("EME Tax Attributes") and which were initially estimated to be approximately $1.191 billion, subject to an estimate updating procedure set forth in the EME Settlement Agreement. As called for in the EME Settlement Agreement, Edison International made an initial cash payment to the Reorganization Trust of $225 million in April 2014, which represented the first installment due on its 50% share of the EME Tax Attributes. The balance will be paid in two installment payments to be made on September 30, 2015 and 2016, respectively. The amount of the two installment payments with interest of 5% per annum from April 1, 2014 will be fixed once the estimate of the EME Tax Attributes is completed. Based on the initial estimate of the EME Tax Attributes, the two installment payments would be approximately $199 million and $210 million, respectively, including applicable interest. The parties are continuing to follow the procedures set for in the EME Settlement Agreement. Based on completion of the review of information provided on behalf of the Reorganization Trust, Edison International does not expect that the EME Tax Attributes will vary from the initial estimate by more than 10%. The final estimate of the EME Tax Attributes and the two installment payments is expected to be finalized by the fourth quarter of 2014.
Assuming continuation of existing tax law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them. Extension of bonus depreciation could defer realization of the benefits, and reduction of federal income tax rates could permanently reduce them. Pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines.
EME and the Reorganization Trust released Edison International and its subsidiaries, officers, directors, and representatives from all claims, except for those deriving from commercial arrangements between SCE and certain EME subsidiaries and for obligations arising under the EME Settlement Agreement. Edison International and its subsidiaries that directly and indirectly own EME provided a similar release to EME and the Reorganization Trust. Under the Amended Plan of Reorganization, Edison International and its subsidiaries are also the beneficiaries of orders of the Bankruptcy Court releasing them from claims of third parties in EME's bankruptcy proceeding. As required in the EME Settlement Agreement, the Reorganization Trust set aside $50 million in escrow to secure its obligations to Edison International, including its obligation to protect against liabilities, if any, not discharged in the bankruptcy for which the Reorganization Trust remains responsible. Such escrowed amount will decline over time to zero on September 30, 2016.
During the second quarter of 2014, Edison International recorded, as part of discontinued operations, $184 million in income related to the estimated impact of the EME Settlement Agreement.

Note 17.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2014	2013	2014	2013
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$226	$213	$225	$205
Tax payments, net	189	26	14	17
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$116	$110	$126	$—
Preferred and preference stock	18	29	18	29
SCE's accrued capital expenditures at June 30, 2014 and 2013 were $451 million and $515 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

ITEM 1A.    RISK FACTORS

Prolonged drought conditions in California increase the risk of severe wildfire events and could create local transmission constraints that could materially affect SCE.
The entire state of California has been declared to be in a state of severe drought, with many areas of the state (including some within SCE's service territory) in even more worse conditions, from extreme to exceptional. These drought conditions increase the risk of severe wildfire events in SCE's territory that could damage the electric infrastructure necessary to deliver power to SCE's customers and affect reliability. These events can lead to lost revenues and increased expenses, including higher maintenance and repair costs. They can also result in regulatory penalties and disallowances, particularly if SCE encounters difficulties in restoring power to its customers. The drought conditions may also affect the amount of power available from SCE's hydroelectric generation facilities, which could create local transmission constraints and affect reliability in certain areas.
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statement that does not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•
ability of SCE to recover its costs in a timely manner from its customers through regulated rates, including regulatory assets related to San Onofre and undercollection of fuel and purchased power costs;

•	decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities and delays in regulatory actions;

•	ability of Edison International or its subsidiaries to borrow funds and access the capital markets on reasonable terms;

•
possible customer bypass or departure due to technological advancements, federal and state subsidies, or cumulative rate impacts that make self-generation or use of alternative energy sources economically viable;

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

•
risks associated with the operation of transmission and distribution assets and power generating facilities including: public safety issues, failure, availability, efficiency, and output of equipment and availability and cost of spare parts;

•	risks associated with the retirement and decommissioning of nuclear generating facilities;

•	physical security of SCE's critical assets and personnel and the cyber security of SCE's critical information technology systems for grid control, and business and customer data;

•
cost and availability of electricity, including the ability to procure sufficient resources to meet expected customer needs in the event of power plant outages or significant counterparty defaults under power-purchase agreements;

•
environmental laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect the cost and manner of doing business;

•	risk that the costs incurred in connection with San Onofre may not be recoverable from SCE's supplier or insurance coverage;

•	changes in the fair value of investments and other assets;

•	changes in interest rates and rates of inflation, including escalation rates, which may be adjusted by public utility regulators;

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

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies;

•	potential for penalties or disallowances caused by non-compliance with applicable laws and regulations;

•	cost and availability of fuel for generating facilities and related transportation to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

•	extent of technological change in the generation, storage, transmission, distribution and use of electricity;

•	cost and availability of emission credits or allowances for emission credits;

•	risk that competing transmission systems will be built by merchant transmission providers in SCE's service area; and

•	weather conditions and natural disasters.
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in Edison International's and SCE's combined 2013 Form 10-K, including the "Risk Factors" section in Part I, Item 1A. Readers are urged to read this entire report, including the information incorporated by reference, as well as the 2013 Form 10-K, and carefully consider the risks, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC.
The MD&A for the six months ended June 30, 2014 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2013, and as compared to the six months ended June 30, 2013. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2013 (the "year-ended 2013 MD&A"), which was included in the 2013 Form 10-K.
Except when otherwise stated, references to each of Edison International, SCE, EMG, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated non-utility subsidiaries.

MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses related to the generation or use of electricity. Such competitive business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. Unless otherwise described, all of the information contained in this report relates to both filers.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$362	$(91)	$453	$570	$165	$405
Edison International Parent and Other	(10)	(15)	5	(20)	(13)	(7)
Discontinued operations	184	12	172	162	24	138
Edison International	536	(94)	630	712	176	536
Less: Non-core items
SCE	—	(365)	365	(96)	(365)	269
Edison International Parent and Other	—	—	—	—	7	(7)
Discontinued operations	184	12	172	162	24	138
Total non-core items	184	(353)	537	66	(334)	400
Core earnings (losses)
SCE	362	274	88	666	530	136
Edison International Parent and Other	(10)	(15)	5	(20)	(20)	—
Edison International	$352	$259	$93	$646	$510	$136
Edison International's earnings are prepared in accordance with GAAP used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets, and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings.
SCE's second quarter 2014 core earnings increased $88 million from the second quarter of 2013 primarily due to higher authorized revenues from rate base growth, income tax benefits, and other income. During the second quarter of 2014, SCE recorded $29 million of income tax benefits from revisions to liabilities for uncertain tax positions, $11 million from a change in estimate of revenues under its FERC formula rate, and benefits of $9 million related to FERC energy settlements. See "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses." During the second quarter of 2014 and 2013, SCE incurred severance costs (after-tax) related to workforce reductions of $4 million and $17 million, respectively.
Edison International Parent and Other's second quarter core losses decreased $5 million primarily due to consolidated state income tax benefits.

SCE's core earnings for the six months ended June 30, 2014 increased $136 million from the six months ended June 30, 2013 primarily due to higher authorized revenues from rate base growth, income tax benefits, lower operation and maintenance expenses and other income. During the six months ended June 30, 2014, SCE recorded $29 million of income tax and $20 million of other benefits described under the quarter results above. During the six months ended June 30, 2014 and 2013, SCE incurred severance costs (after-tax) related to workforce reductions of $5 million and $26 million, respectively.
Edison International Parent and Other's core losses for the six month periods ended June 30, 2014 and 2013 were about the same with tax benefits related to consolidated state income taxes offset by higher corporate and new business expenses.
Consolidated non-core items for 2014 and 2013 for SCE and Edison International included:

•
Impairment and other charges of $231 million ($96 million after-tax) in the first quarter of 2014 related to the San Onofre OII Settlement Agreement (as defined below) and $575 million ($365 million after-tax) in the second quarter of 2013 related to the permanent retirement of San Onofre Units 2 and 3. These charges result in a total impact of the San Onofre OII settlement estimated to be $806 million (approximately $461 million after-tax). Assuming the San Onofre OII Settlement Agreement is approved, SCE does not expect implementation of rate recoveries and rate refunds contemplated by the San Onofre OII Settlement Agreement to have a material impact on future net income. Such amounts do not reflect any recoveries from third parties by SCE. For further information, see "—San Onofre Issues" and "Notes to Consolidated Financial Statements—Note 9. San Onofre Issues—Accounting and Financial Impact."

•
Income of $184 million during the second quarter of 2014 related to the estimated impact of the transactions called for in the EME Settlement Agreement (as defined below). The EME Amended Plan of Reorganization, including the EME Settlement Agreement, was completed on April 1, 2014 with the sale of substantially all of EME's assets to NRG Energy, Inc. In addition, Edison International recorded an income tax loss of $22 million for the first quarter of 2014 compared to a benefit of $12 million and $24 million for the three- and six-month periods in 2013 from revised estimates of the tax impact of a tax deconsolidation of EME from Edison International. Edison International continues to consolidate EME for federal and certain combined state tax returns. For further information, see "—EME Chapter 11 Bankruptcy."

•
An income tax benefit of $7 million in the first quarter of 2013 from reduction in state income taxes related to the sale of Edison Capital's interest in Unit No. 2 of the Beaver Valley Power plant. The sale of Edison Capital's lease interest was completed in 2012, however, the final determination of state income taxes paid was not completed until the first quarter of 2013 which resulted in a change in the estimate of state income taxes due.

San Onofre Issues
As discussed in the 2013 Form 10-K, replacement steam generators were installed at San Onofre in 2010 and 2011. On January 31, 2012, a water leak suddenly occurred in one of the heat transfer tubes in San Onofre's Unit 3 steam generators. The Unit was safely taken off-line and subsequent inspections revealed excessive tube to tube wear. At the time, Unit 2 was off-line for a planned outage when areas of unexpected tube to support structure wear were found. Later, evidence of tube to tube wear in Unit 2 was also discovered. On June 6, 2013, SCE decided to permanently retire Units 2 and 3.
CPUC Proceedings and Proposed Settlement
In October 2012 the CPUC issued an Order Instituting Investigation ("OII") that consolidated all San Onofre issues in related CPUC regulatory proceedings to consider appropriate cost recovery for all San Onofre costs, including among other costs, the cost of the steam generator replacement project, substitute market power costs, capital expenditures, and operation and maintenance costs.
On March 27, 2014, SCE entered into a Settlement Agreement (the "San Onofre OII Settlement Agreement") with The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA") and SDG&E, which was later joined by the Coalition of California Utility Employees ("CUE") and Friends of the Earth ("FOE") (together, the "Settling Parties"). If implemented, the San Onofre OII Settlement Agreement will constitute a complete and final resolution of the CPUC's OII and related proceedings regarding the Steam Generator Replacement Project ("SGRP") at San Onofre and the related outage and subsequent shutdown of San Onofre. The San Onofre OII Settlement Agreement does not affect proceedings before the NRC or proceedings related to recoveries from third parties described below, but does describe how shareholders and customers will share any potential recoveries. Implementation of the San Onofre OII Settlement Agreement is subject to the approval of the CPUC. The parties to the San Onofre OII Settlement Agreement have agreed to exercise their best efforts to obtain CPUC approval. The San Onofre OII Settlement Agreement is subject to termination by any of the Settling Parties if the CPUC has not approved it within six months of submission, but there can be no certainty of when or what the CPUC will actually decide.

For further information regarding the San Onofre OII Settlement Agreement's treatment of disallowances, refunds and rate recoveries, the accounting impact thereof, and the current status of CPUC proceedings related to the San Onofre OII Settlement Agreement, see "Notes to Consolidated Financial Statements—Note 9. San Onofre Issues" and "—Highlights of Operating Results." As indicated in Note 9 and "—Highlights of Operating Results," SCE has recorded the effects of the San Onofre OII Settlement Agreement assuming it is approved. Accordingly, if the San Onofre OII Settlement Agreement is approved, SCE does not expect implementation of rate recoveries and rate refunds contemplated by the San Onofre OII Settlement Agreement will have a material impact on future net income. Such amounts do not reflect any recoveries from third parties by SCE.
Third-Party Recoveries
As discussed in the 2013 Form 10-K, San Onofre carries accidental property damage and carried accidental outage insurance issued by Nuclear Electric Insurance Limited ("NEIL") and has placed NEIL on notice of claims under both policies. The NEIL policies have a number of exclusions and limitations that NEIL may assert reduce or eliminate coverage, and SCE may choose to challenge NEIL's application of any such exclusions and limitations. The estimated total claims under the accidental outage insurance through February 22, 2014 are approximately $414 million (SCE's share of which is approximately $325 million). Accidental outage policy benefits are reduced by 90% for the periods following announcement of the permanent retirement of the Units. The accidental outage insurance at San Onofre has been canceled prospectively as a result of the permanent retirement. SCE has not submitted a proof of loss under the accidental property damage insurance. It is possible that the NEIL Board of Directors will make a coverage determination by the end of the third quarter of 2014, but it may take longer. SCE may challenge any reduction or denial of coverage. No amounts have been recognized in SCE's financial statements, pending NEIL's response.
Under the San Onofre OII Settlement Agreement, recoveries from NEIL, if any, will first be applied on and after December 31, 2014 to reimburse costs incurred in pursuing such recoveries, including litigation costs. To the extent SCE's share of recoveries from NEIL exceeds such costs, recoveries will be allocated 82.5% to ratepayers and 17.5% to SCE. SCE ratepayers' portion of amounts recovered from NEIL would be distributed to SCE ratepayers via a credit to SCE's ERRA account.
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and related companies ("MHI"), which designed and supplied the RSGs. MHI warranted the RSGs for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to $138 million, and MHI has advised SCE that it disagrees. In October 2013, after a prescribed 90-day waiting period from the service of an earlier notice of dispute, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its ratepayers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other co-owners filed lawsuits against MHI, alleging claims arising from MHI's supplying the faulty steam generators, which have been stayed pending the arbitration. The other co-owners (SDG&E and Riverside) have been added as additional claimants in the arbitration, with party status.
SCE, on behalf of itself and the other San Onofre co-owners, has submitted seven invoices to MHI totaling $149 million for steam generator repair costs incurred through April 30, 2013. MHI paid the first invoice of $45 million, while reserving its right to challenge it and subsequently rejected a portion of the first invoice and has not paid further invoices, claiming further documentation is required, which SCE disputes. SCE recorded its share of the invoice paid (approximately $35 million) as a reduction of repair and inspection costs in 2012.

Under the San Onofre OII Settlement Agreement, recoveries from MHI (including amounts paid by MHI under the first invoice), if any, will first be applied on and after December 31, 2014 to reimburse costs incurred in pursuing such recoveries, including litigation costs. To the extent SCE's share of recoveries from MHI exceed such costs, they will be allocated between SCE and its ratepayers as follows:

•	85% to SCE and 15% to ratepayers for the first $100 million;

•	66.67% to SCE and 33.33% to ratepayers for the next $800 million; and

•	25% to SCE and 75% to ratepayers for any additional recoveries over $900 million.
The first $282 million of SCE's ratepayers' portion of such recoveries from MHI will be distributed to ratepayers via a credit to a sub-account of SCE's Base Revenue Requirement Balancing Account ("BRRBA"), thus reducing revenue requirements from ratepayers. Amounts in excess of the first $282 million distributable to SCE ratepayers will reduce SCE's regulatory asset represented by the unamortized balance of investment in San Onofre base plant, thereby reducing the revenue requirement needed to amortize such investment. The amortization period, however, will be unaffected. Any additional amounts received after the regulatory asset is recovered will be applied to the BRRBA.
The San Onofre OII Settlement Agreement provides the utilities with the discretion to resolve the NEIL and MHI disputes without CPUC approval or review, but the utilities are obligated to use their best efforts to inform the CPUC of any settlement or other resolution of these disputes to the extent this is possible without compromising any aspect of the resolution. There is no assurance that there will be any recoveries from NEIL or MHI or that if there are recoveries, that they will exceed the costs incurred to pursue them. Were there to be recoveries, SCE cannot speculate when they would be received.
Rate Impacts
To the extent that SCE collects in rates amounts that are in excess of the amounts recoverable under the San Onofre OII Settlement Agreement, such amounts will be credited to SCE's ERRA account, thereby reducing the undercollected balance that would otherwise be subject to rate recovery. SCE estimates that if the settlement had been implemented on June 30, 2014, the refund of revenue related to the SGRP, the refund of the difference between authorized and recorded operation and maintenance expenses for 2013 and the first half of 2014, the refund from the reduction of returns on the balance of its San Onofre investment and the other elements of the settlement would have resulted in a refund to ratepayers of approximately $483 million. SCE's ERRA undercollection at June 30, 2014 was $1.62 billion. See "—ERRA Balancing Account" below for more information.
As a result of the disallowances, refunds and reduced returns contemplated by the San Onofre OII Settlement Agreement, SCE ratepayers will also have a reduction from the current level of authorized revenue set forth in SCE's 2012 General Rate Case. Calculation of the reduction of revenue requirement over any meaningful period of time is subject to a number of estimates and assumptions which may prove to be inaccurate. Subject to such uncertainty, SCE estimates that the present value of the revenue requirement that will be collected in rates under the San Onofre OII Settlement Agreement will be more than $1 billion below the present value (using a 10% discount rate) of the revenue requirement that SCE had been seeking in the OII before the settlement.
Continuing NRC Proceedings
For information on the continuing NRC proceedings, see "Notes to Consolidated Financial Statements—Note 9. San Onofre Issues—Continuing NRC Proceedings."
Decommissioning
As discussed in the 2013 Form 10-K, the decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. The decommissioning process may take many years as is expected at San Onofre.
During the second quarter of 2014, SCE updated its decommissioning cost estimate based on a site specific assessment. The decommissioning cost estimate in 2014 dollars is $4.4 billion (SCE share – $3.3 billion) and includes costs from June 7, 2013 through to the respective completion dates to decommission San Onofre Units 2 and 3. The decommissioning cost estimate is subject to a number of estimates including the cost of burial of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government may remove spent fuel canisters from the San Onofre site, as to which there can be no assurance. The cost estimate is subject to change and such changes may be material. SCE's share of the present value of decommissioning costs after escalation and using current discounts rates was $2.9 billion at June 30, 2014. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Asset Retirement Obligation."
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $3.36 billion as of June 30, 2014, which is comprised of annual contributions made through rates and earnings on the trust funds' balances. Other than the use of funds for the planning of radiological decommissioning (up to a maximum of 3% of a generic formula amount under NRC regulations, or $31 million), the CPUC must issue an order granting prior approval for withdrawal of decommissioning trust funds to be used for radiological decommissioning, non-radiological decommissioning and spent fuel management. The CPUC's authority to authorize the use of trust funds for decommissioning activities is provided by the Nuclear Facility Decommissioning Act of 1985. SCE has filed a request with the CPUC to authorize early release of trust funds for costs up to a specified cost cap of $214 million to cover SCE's share of 2013 decommissioning costs. The request also seeks CPUC approval for a process by which SCE will be able to seek the release of trust funds to cover decommissioning costs incurred in 2014 and future periods until the CPUC approves a permanent San Onofre decommissioning plan and cost recovery mechanism.
ERRA Balancing Account
Rates related to fuel and purchased power are set annually based on a forecast of the costs SCE expects to incur in the following year. Actual fuel and power costs that are either greater or less than the forecast are tracked in the ERRA balancing account and collected from or refunded to customers in subsequent periods depending upon whether the balancing account is under collected or over collected. Until November 2013, SCE continued to recover in rates amounts that had been authorized in the 2012 ERRA proceeding and which were significantly below the costs actually incurred, resulting in a significant undercollection in the balancing account. In October 2013, the CPUC issued a decision on SCE's 2013 ERRA forecast that approved a portion of SCE's 2013 ERRA forecast and allowed SCE to increase rates by approximately $160 million. Under this decision, SCE was required to defer collection of its San Onofre-related replacement power costs that exceeded those estimated in the 2013 ERRA forecast filing pending the review of such costs in the San Onofre OII proceeding.
In May 2014, the CPUC issued a final decision in the 2014 ERRA forecast proceeding that adopted SCE's requested increase of $1.12 billion and deferred collection of $467 million of San Onofre-related replacement power costs incurred through 2013 until resolution of such costs in the San Onofre OII proceeding consistent with the CPUC decision in the 2013 ERRA forecast proceeding. SCE implemented a rate increase from the 2014 forecast proceeding consistent with the final decision, effective June 1, 2014.
In June 2014, SCE filed its 2015 ERRA forecast application, requesting an annual revenue requirement, beginning on January 1, 2015, of $5.62 billion (assuming the San Onofre OII Settlement Agreement is approved by the CPUC in 2014) or, alternatively, $6.41 billion (assuming the San Onofre OII Settlement Agreement is not approved by the CPUC or delayed beyond 2014).
As of June 30, 2014, SCE's fuel and power procurement-related costs were undercollected by $1.62 billion. Fuel and power procurement costs during 2014 are currently forecasted to exceed the amounts requested in the 2014 ERRA proceeding primarily due to higher natural gas and power prices. Actual natural gas and power costs may vary from the forecast. In addition to the implementation of the 2014 ERRA rate increase in June 2014, the ERRA undercollection balance is expected to continue to decrease assuming:

•
approval of the application of refunds provided for in the San Onofre OII Settlement Agreement, including refunds related to the SGRP and authorized revenue in excess of SCE cost of service during 2013 and 2014 as discussed above under the heading "—San Onofre Issues;"

•	approval of SCE's request to classify the majority of costs incurred at San Onofre since June 7, 2013 as decommissioning costs and reimbursement from SCE's nuclear decommissioning trust; and

•	approval of SCE's 2015 ERRA forecast application in 2014.
These decreases may be partially offset by higher than forecasted natural gas and power prices. SCE may finance unrecovered power procurement-related costs with commercial paper or other borrowing, subject to availability in the capital markets. Delays in approval of rate increases to recover undercollection of fuel and purchase power costs would adversely impact SCE's liquidity.

2015 General Rate Case
As discussed in the year-ended 2013 MD&A, in November 2013, SCE filed its 2015 GRC application requesting a 2015 base rate revenue requirement of $6.462 billion, which was subsequently reduced in April 2014 to $5.860 billion to remove costs related to Four Corners and San Onofre, as directed by the ALJs assigned to the case. SCE's revised request would be a $227 million increase over currently authorized base rate revenue. The application also proposed post-test year increases in 2016 and 2017 of $321 million and $330 million, respectively. On July 3, 2014, SCE submitted supplemental testimony, as requested by an Assigned Commissioner Ruling, that provided specific information on how mitigation of safety- and reliability-related risks were taken into account in SCE's 2015 GRC application. Evidentiary hearings on SCE's 2015 GRC are tentatively scheduled to take place in the fall of 2014. This request for supplemental testimony is expected to delay a final 2015 GRC decision until beyond 2014, although consistent with historical CPUC practice, SCE expects that a final decision will be retroactively effective as of January 1, 2015. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or when a final decision will be adopted.
Capital Program
During the first six months of 2014, SCE's capital program continued to emphasize projects for maintaining reliability and expanding the capability of SCE's transmission and distribution system; upgrading and constructing new transmission lines and substations for system reliability and increased access to renewable energy; and maintaining performance of SCE's natural gas, and hydro-electric generating plants. Total capital expenditures (including accruals) were $1.6 billion for the first six months of 2014 and 2013.
SCE continues to project that 2014 capital expenditures will be in the range of $3.6 billion to $4.1 billion. SCE forecasts capital expenditures in the range of $15.1 billion to $17.2 billion for 2014 – 2017. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.
EME Chapter 11 Bankruptcy
As discussed in the 2013 Form 10-K, in December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.
In February 2014, Edison International, EME and the Consenting Noteholders entered into a settlement agreement (the "EME Settlement Agreement") pursuant to which EME amended its Plan of Reorganization to incorporate the terms of the EME Settlement Agreement, including extinguishing all existing claims between EME and Edison International. The Amended Plan of Reorganization, including the EME Settlement Agreement, was completed on April 1, 2014 with the sale of substantially all of EME's assets to NRG Energy, Inc. and the transactions called for in the EME Settlement Agreement.
Under the Amended Plan of Reorganization, EME emerged from bankruptcy free of liabilities but remained an indirect wholly-owned subsidiary of Edison International, which will continue to be consolidated with Edison International for income tax purposes. On April 1, 2014, all of the assets and liabilities of EME that were not otherwise discharged in the bankruptcy or transferred to NRG Energy were transferred to a newly formed trust under the control of EME's existing creditors (the "Reorganization Trust"), except for (a) EME's income tax attributes ("EME Tax Attributes"), which are retained by the Edison International consolidated income tax group; (b) certain tax and pension related liabilities in the approximate amount of $342 million, which have been assumed by Edison International and for substantially all of which Edison International had joint and several responsibility; and (c) EME's indirect interest in Capistrano Wind Partners and a small hydroelectric project.
As called for in the EME Settlement Agreement, Edison International made an initial cash payment to the Reorganization Trust of $225 million in April 2014, which represented the first installment due on its 50% share of the EME Tax Attributes that were initially estimated to be approximately $1.191 billion. The balance due under the EME Settlement Agreement will be paid in two installment payments to be made on September 30, 2015 and 2016, respectively. The amount of the two installment payments with interest of 5% per annum from April 1, 2014 will be fixed once the estimate of the EME Tax Attributes is completed. Based on the initial estimate of the EME Tax Attributes, the two installment payments would be approximately $199 million and $210 million, respectively, including applicable interest. The parties are continuing to follow the procedures set for in the EME Settlement Agreement. Based on completion of the review of information provided on behalf of the Reorganization Trust, Edison International does not expect that the EME Tax Attributes will vary from the initial estimate by more than 10%. The final estimate of the EME Tax Attributes and the two installment payments is expected to be finalized by the fourth quarter of 2014.

During the second quarter of 2014, Edison International recorded, as part of discontinued operations, $184 million in income related to the estimated impact of the EME Settlement Agreement.
Assuming continuation of existing tax law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them. Extension of bonus depreciation could defer realization of the benefits, and reduction of federal income tax rates could permanently reduce them. Pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines. See "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for additional information related to these bankruptcy proceedings.
RESULTS OF OPERATIONS
Southern California Edison Company
SCE's results of operations are derived mainly through two sources:

•
Utility earning activities – representing revenue authorized by the CPUC and FERC which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in utility earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances, if any.

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
Three months ended June 30, 2014 versus June 30, 2013

	Three months ended June 30, 2014			Three months ended June 30, 2013
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,588	$1,426	$3,014	$1,617	$1,428	$3,045
Fuel and purchased power	—	1,239	1,239	—	1,157	1,157
Operation and maintenance	513	184	697	608	271	879
Depreciation, decommissioning and amortization	414	—	414	417	—	417
Property and other taxes	71	—	71	72	—	72
Impairment and other charges	—	—	—	575	—	575
Total operating expenses	998	1,423	2,421	1,672	1,428	3,100
Operating income	590	3	593	(55)	—	(55)
Interest income and other	31	—	31	16	—	16
Interest expense	(131)	(3)	(134)	(127)	—	(127)
Income (loss) before income taxes	490	—	490	(166)	—	(166)
Income tax expense (benefit)	98	—	98	(99)	—	(99)
Net income (loss)	392	—	392	(67)	—	(67)
Preferred and preference stock dividend requirements	30	—	30	24	—	24
Net income available for common stock	$362	$—	$362	$(91)	$—	$(91)
Core earnings[1]			$362			$274
Non-core earnings			—			(365)
Total SCE GAAP earnings			$362			$(91)

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Lower operating revenue of $29 million primarily due to the following:

•	A decrease in San Onofre-related estimated revenue of $118 million, as discussed below.

•
A decrease in Four Corners-related revenue of $34 million due to the sale of SCE's ownership interest in the Four Corners Generating Station in December 2013 (primarily offset in operation and maintenance expense and depreciation expense below).

•	An increase in CPUC-related revenue of $80 million primarily related to the increase in authorized revenue to support rate base growth.

•
An increase in FERC-related revenue of $45 million primarily related to rate base growth and higher operating costs, as well as $19 million of additional revenue recorded from a change in estimate under the FERC formula rate mechanism.

•	Lower operation and maintenance expense of $95 million primarily due to:

•	A decrease in San Onofre-related expense of $100 million discussed below and Four Corners-related expense of $17 million.

•	A decrease in severance costs of $6 million (excluding San Onofre).

•	An increase of $30 million of higher operating costs related to transmission and distribution, safety, legal and insurance costs.

•
Lower depreciation, decommissioning and amortization expense of $3 million primarily due to a decrease in San Onofre-related expense of $34 million discussed below, and Four Corners-related expense of $10 million, partially offset by a $41 million increase in depreciation primarily related to transmission and distribution investments.

•
Higher interest income and other of $15 million primarily due to $14 million in FERC energy settlements and $5 million in insurance benefits, partially offset by lower AFUDC equity income due to lower AFUDC rates and lower construction work in progress balances in 2014. See "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses."

•	Higher interest expense of $4 million primarily due to lower capitalized interest (AFUDC debt).

•
Higher income taxes of $197 million primarily due to higher pre-tax income, partially offset by a $29 million income tax benefits from revisions to liabilities for uncertain tax positions. See "—Income Taxes" below for more information.

On June 6, 2013, SCE decided to permanently retire San Onofre Units 2 and 3. On March 27, 2014, SCE entered into the San Onofre OII Settlement Agreement to resolve CPUC regulatory issues associated with San Onofre and the failure of its replacement steam generators. See "Management Overview—San Onofre Issues" above for more information. The following table summarizes the results of operations attributable to the San Onofre plant for the three- and six-month periods ended June 30, 2014 and 2013, respectively:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2014		2013		2014		2013
Revenue	$19		$137		$50		$250
Operating expenses
Operation and maintenance	15		115	[1]	41		184	[1]
Depreciation and amortization	—		34		—		69
Property and other taxes	1	[2]	6		6	[2]	12
Impairment and other charges	—		575		231		575
AFUDC	—		(3)		—		(6)
Total operating expenses	16		727		278		834
Income (loss) before taxes	$3		$(590)		$(228)		$(584)

[1]	Includes severance costs of $79 million for the three- and six-month periods ended June 30, 2013.

[2]	Includes a property tax refund of $5 million related to replacement steam generators reflected in the three- and six-month periods ended June 30, 2014.

Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $82 million was primarily driven by an increased load related to warmer weather experienced in 2014 relative to 2013 and higher power and gas prices experienced in 2014 relative to 2013, partially offset by lower realized losses on economic hedging activities ($4 million in 2014 compared to $7 million in 2013), lower fuel expense in 2014 due to the sale of Four Corners in December 2013 and FERC energy settlements refunded to customers (see "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses" for more information). In addition, during the second quarter of 2014, the CAISO issued invoices implementing a FERC order which revised FERC tariffs for costs associated with scheduling coordinator activities. The order and revised invoices reflect a shift in responsibility from transmission activities charged to all ISO participating transmission customers to generation activities charged to load customers. The impact of implementing the order and revised invoices resulted in a transmission refund of $106 million reflected in operation and maintenance expense and a generation surcharge of $83 million reflected in purchased power expense. These transactions did not impact earnings as the net refund was provided to ratepayers through a FERC balancing account mechanism.

•
Lower operation and maintenance expense of $87 million primarily due to the CAISO refund of $106 million mentioned above and lower costs for the GHG cap-and-trade program related to utility owned generation, partially offset by higher transmission access charges.

Six months ended June 30, 2014 versus June 30, 2013

	Six months ended June 30, 2014			Six months ended June 30, 2013
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$3,139	$2,799	$5,938	$3,167	$2,507	$5,674
Fuel and purchased power	—	2,382	2,382	—	2,009	2,009
Operation and maintenance	995	415	1,410	1,167	498	1,665
Depreciation, decommissioning and amortization	824	—	824	832	—	832
Property and other taxes	156	—	156	151	—	151
Impairment and other charges	231	—	231	575	—	575
Total operating expenses	2,206	2,797	5,003	2,725	2,507	5,232
Operating income	933	2	935	442	—	442
Interest income and other	45	1	46	40	—	40
Interest expense	(266)	(3)	(269)	(253)	—	(253)
Income before income taxes	712	—	712	229	—	229
Income tax expense	86	—	86	13	—	13
Net income	626	—	626	216	—	216
Preferred and preference stock dividend requirements	56	—	56	51	—	51
Net income available for common stock	$570	$—	$570	$165	$—	$165
Core earnings[1]			$666			$530
Non-core earnings			(96)			(365)
Total SCE GAAP earnings			$570			$165

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Lower operating revenue of $28 million primarily due to the following:

•	A decrease in San Onofre-related estimated revenue of $200 million, as discussed above.

•
A decrease in Four Corners-related revenue of $55 million due to the sale of SCE's ownership interest in the Four Corners Generating Station in December 2013 (primarily offset in operation and maintenance expense and depreciation expense below).

•	An increase in CPUC-related revenue of $155 million primarily related to the increase in authorized revenue to support rate base growth.

•
An increase in FERC-related revenue of $70 million primarily related to rate base growth and higher operating costs, as well as $19 million of additional revenue from a change in estimate under the FERC formula rate mechanism.

•	Lower operation and maintenance expense of $172 million primarily due to:

•	A decrease in San Onofre-related expense of $143 million discussed above and Four Corners-related expense of $30 million.

•	A decrease in severance costs of $22 million (excluding San Onofre) and lower planned outage costs of $10 million at Mountainview.

•	An increase of $40 million of higher operating costs primarily related to transmission and distribution, legal, safety and insurance costs.

•
Lower depreciation, decommissioning and amortization expense of $8 million primarily due to a decrease in San Onofre-related expense of $69 million discussed above, and Four Corners-related expense of $20 million, partially offset by a $81 million increase in depreciation primarily related to transmission and distribution investments.

•
Higher interest income and other of $5 million primarily due to $14 million in FERC energy settlements and $5 million in insurance benefits, offset by lower AFUDC equity income related to lower AFUDC rates and lower construction work in progress balances in 2014, including SCE no longer accruing AFUDC on construction work in progress balances for San Onofre, pending the outcome of the San Onofre OII, and higher other expenses. See "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses."

•	Higher interest expense of $13 million primarily due to lower capitalized interest (AFUDC debt) and higher balances on long-term debt to support rate base growth.

•
Higher income taxes of $73 million primarily due to higher pre-tax income, partially offset by a $29 million income tax benefits from revisions to liabilities for uncertain tax positions and income tax benefits related to repair deductions and the San Onofre Agreements discussed below. See "—Income Taxes" below for more information.

Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Higher fuel and purchased power expense of $373 million was primarily driven by an increased load related to warmer weather experienced in 2014 relative to 2013, higher power and gas prices experienced in 2014 relative to 2013 and higher realized losses on economic hedging activities ($41 million in 2014 compared to $23 million in 2013), partially offset by lower fuel expense in 2014 due to the sale of Four Corners in December 2013 and FERC energy settlements refunded to customers (see "Notes to Consolidated Financial Statements—Note 15. Interest and Other Income and Other Expenses" for more information). In addition, as discussed above, the CAISO issued invoices implementing a FERC order which revised FERC tariffs for costs associated with scheduling coordinator activities. The impact of implementing the order and revised invoices resulted in a transmission refund of $106 million reflected in operation and maintenance expense and a generation surcharge of $83 million reflected in purchased power expense. These transactions did not impact earnings as the net refund was provided to ratepayers through a FERC balancing account mechanism.

•
Lower operation and maintenance of $83 million primarily due to the CAISO refund of $106 million mentioned above and lower costs for the GHG cap-and-trade program related to utility owned generation, partially offset by higher transmission access charges.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $2.9 billion for both the three months ended June 30, 2014 and 2013 and $5.2 billion for both the six months ended June 30, 2014 and 2013. The revenue reflects:

•
Retail billed revenue reflects a slight sales volume increase for the three months ended June 30, 2014 due to higher load requirements related to warmer weather experienced in the second quarter of 2014 compared to the same period last year.

•
A rate decrease for the six months ended June 30, 2014 due to the greenhouse gas auction revenue and base rate differences refunded to customers in April 2014, partially offset by the implementation of the 2014 ERRA rate increase in June 2014.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Item 1. Business—Overview of Ratemaking Process" in the 2013 Form 10-K).
Income Taxes
SCE's income tax provision increased by $73 million during the first six months of 2014 compared to same period in 2013. The effective tax rates were 12.1% and 5.7% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate increase in 2014 was primarily due to higher pre-tax income, partially offset by income tax benefits related to repair deductions and the San Onofre OII Settlement Agreement. In addition, in the second quarter of 2014, SCE recorded $29 million of income tax benefits from revisions to liabilities for uncertain tax positions. See "Management Overview—San Onofre Issues" above and "Item 1. Notes to Consolidated Financial Statements—Note 7. Income Taxes" for more information.
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.
See "Item 1. Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Income from Discontinued Operations (Net of Tax)
Income from discontinued operations, net of tax, was $184 million and $162 million for the three- and six-month periods in 2014, compared to income of $12 million and $24 million for the respective periods in 2013. The 2014 income was primarily due to the completion of the Amended Plan of Reorganization, including transactions recorded in the second quarter of 2014 associated with the sale of substantially all of EME's assets to NRG Energy, Inc. and other transactions called for in the EME Settlement Agreement. The 2013 income from discontinued operations resulted from revised estimates of the tax impact of expected future deconsolidation and separation of EME from Edison International (see "Notes to Consolidated Financial Statements—Note 16. Discontinued Operations" for further information).
LIQUIDITY AND CAPITAL RESOURCES
Southern California Edison Company
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations and dividend payments to Edison International, and the outcome of tax and regulatory matters.
SCE expects to fund its 2014 obligations, capital expenditures and dividends through operating cash flows, and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund requirements.

Available Liquidity
At June 30, 2014, SCE had a $2.75 billion multi-year revolving credit facility. For further details see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE's cash flows are affected by regulatory balancing accounts overcollections or undercollections. As of June 30, 2014 and December 31, 2013, SCE had net regulatory balancing account overcollections of $48 million and $554 million, respectively. The change was primarily due to higher undercollections related to fuel and procurement-related costs. See "Management Overview—ERRA Balancing Account" for further information. SCE may finance unrecovered power procurement-related costs as well as other balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets.

Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2014, SCE's debt to total capitalization ratio was 0.46 to 1.
Regulatory Proceedings

FERC Formula Rates
In July 2014, SCE provided its preliminary 2015 annual transmission revenue requirement update to interested parties. The update provided support for an increase in SCE's transmission revenue requirement of $95 million or 11.6% over amounts currently authorized in rates. The primary reason for the increase is the inclusion of costs associated with several large transmission projects that were completed in 2013, including Devers-Colorado River, Eldorado-Ivanpah, and the Red Bluff substation. SCE expects to file its 2015 annual update with the FERC by December 1, 2014 and the proposed rates would be effective from January 1, 2015 to December 31, 2015. SCE filed a request with the FERC to recover $14.5 million in abandoned plant costs incurred as a result of the CPUC's order directing SCE to underground the Chino Hills segment of the Tehachapi transmission project in the 2016 formula rate update.

Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At June 30, 2014, SCE's 13-month weighted-average common equity component of total capitalization was 48.5% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $119 million, resulting in a restriction on net assets of approximately $12.58 billion.
SCE paid the $126 million dividend declared in February 2014 to Edison International during the second quarter. In June 2014, SCE declared another $126 million dividend to Edison International which will be paid in the third quarter of 2014. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at June 30, 2014, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of June 30, 2014.

(in millions)
Collateral posted as of June 30, 2014[1]	$167
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	53
Posted and potential collateral requirements[2]	$220

[1]
Collateral provided to counterparties and other brokers consisted of $7 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $7 million of cash reflected in "Other current assets" on the consolidated balance sheets and $153 million in letters of credit and surety bonds.

[2]
SCE does not project a material increase in the total posted and potential collateral requirements based on SCE's forward positions as of June 30, 2014 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders is dependent on dividends from SCE and access to bank and capital markets.
At June 30, 2014, Edison International Parent had a $1.25 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Edison International may finance working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in capital markets.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At June 30, 2014, Edison International Parent's consolidated debt to total capitalization ratio was 0.49 to 1.
As discussed in "Management Overview—EME Chapter 11 Bankruptcy," Edison International made an initial cash payment to the Reorganization Trust of $225 million in April 2014, which represented the first installment due on its 50% share of the EME tax attributes that were initially estimated to be approximately $1.191 billion. The balance due under the EME Settlement Agreement will be paid in two installment payments to be made on September 30, 2015 and 2016, respectively. The amount of the two installment payments with interest of 5% per annum from April 1, 2014 will be fixed once the estimate of the EME tax attributes is completed. Assuming continuation of existing law and tax rates, Edison International also anticipates realization of the tax benefits over a period similar to the period for which it pays for them. Extension of bonus depreciation could defer realization of the benefits, and reduction of federal income tax rates could permanently reduce them. Pending the realization of the tax benefits, Edison International will finance the settlement from existing credit lines.
Historical Cash Flows
Southern California Edison Company

	Six months ended June 30,
(in millions)	2014	2013
Net cash provided by operating activities	$1,078	$1,325
Net cash provided by financing activities	864	704
Net cash used by investing activities	(1,925)	(2,025)
Net decrease in cash and cash equivalents	$17	$4

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $247 million during the first six months of 2014 compared to the same period in 2013 primarily due to the following:

•	$350 million decrease in balancing accounts primarily composed of:

•
$109 million decrease resulting from higher ERRA balancing account undercollections for fuel and power procurement-related costs in 2014 compared to 2013. The change in the ERRA balancing account decreased operating cash flows by $612 million in 2014 compared to a decrease in operating cash flows of $503 million in 2013.

•	$241 million decrease due primarily to increased spending and lower funding of public purpose and energy efficiency programs.

•	higher cash inflow of approximately $200 million due to cash collected in excess of cost of service for San Onofre.

•	higher cash inflow of approximately $131 million due to the increase in pre-tax income, before depreciation and impairment and other charges, primarily driven by the increase in authorized revenue.

•
timing of cash receipts and disbursements related to working capital items. In addition, SCE had workforce reduction severance costs paid of $13 million and $88 million during the first six months of 2014 and 2013, respectively.

Net Cash Provided by Financing Activities
The following table summarizes cash provided (used) by financing activities for the six months ended June 30, 2014 and 2013. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 13. Preferred and Preference Stock."

	Six months ended June 30,
(in millions)	2014	2013
Issuances of first and refunding mortgage bonds, net	$398	$394
Short-term debt financing, net	410	653
Issuances of preference stock, net	269	387
Payments of common stock dividends to Edison International	(126)	(240)
Redemptions of preference stock	—	(400)
Payments of preferred and preference stock dividends	(54)	(52)
Other	(33)	(38)
Net cash provided by financing activities	$864	$704
Net Cash Used by Investing Activities
Cash flows from investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $1.9 billion and $1.8 billion for the six months ended June 30, 2014 and 2013, respectively, primarily related to transmission, distribution and generation investments. Net purchases of nuclear decommissioning trust investments and other was $83 million and $172 million for the six months ended June 30, 2014 and 2013, respectively.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Six months ended June 30,
(in millions)	2014	2013
Net cash used by operating activities	$(475)	$(64)
Net cash provided by financing activities	504	42
Net cash used by investing activities	(2)	(4)
Net increase (decrease) in cash and cash equivalents	$27	$(26)

Net Cash Used by Operating Activities
Net cash used by operating activities increased $411 million for the first six months of 2014 compared to 2013 due to:

•	$225 million initial cash payment to the Reorganization Trust in April 2014, see, "Management Overview—EME Chapter 11 Bankruptcy," for further information;

•	$189 million deposit made with the IRS related to open tax years 2003 through 2006, see "Notes to Consolidated Financial Statements Note 7—Income Taxes—Tax Disputes." for further information; and

•	the timing of payments and receipts relating to interest, operating costs and income taxes.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the first six months of 2014 were as follows:

•	Paid $231 million of dividends to Edison International common shareholders;

•	Received $126 million of dividend payments from SCE; and

•	Borrowed $632 million of short-term debt (net) to fund interim working capital requirements.
Net cash provided by financing activities for the first six months of 2013 were as follows:

•	Paid $220 million of dividends to Edison International common shareholders;

•	Received $240 million of dividend payments from SCE; and

•	Borrowed $25 million under Edison International Parent's line of credit to fund interim working capital requirements.
Contingencies
SCE has contingencies related to San Onofre, San Gabriel Valley Windstorm Investigation, Four Corners Environmental Matters, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
Environmental Remediation
As of June 30, 2014, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $111 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further discussion.
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
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $885 million and $821 million at June 30, 2014 and December 31, 2013 respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."

Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Exposure excludes amounts related to contracts classified as normal purchases and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheets, except for any related net accounts receivable. As of June 30, 2014, SCE had a counterparty balance sheet exposure from CAISO of $310 million with an A credit rating by S&P.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a complete discussion on Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2013 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to Item 3 is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2014. Based on that evaluation, Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2013 Form 10-K.
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 2.    UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the second quarter of 2014.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	549,140	$56.42	—	—
May 1, 2014 to May 31, 2014	322,278	55.53	—	—
June 1, 2014 to June 30, 2014	368,566	56.94	—	—
Total	1,239,984	56.34	—	—

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

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1
Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006, together with all Certificates of Determination of Preferences of all outstanding Preference Stock issued since March 2, 2006

10.1**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted June 19, 2014

10.2**	Edison International 2008 Director Deferred Compensation Plan, as amended and restated effective June 19, 2014

10.3**	Edison International Director Deferred Compensation Plan as amended effective June 19, 2014

10.4**	Edison International Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014

10.5**	Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014

10.6**	Edison International 2008 Executive Retirement Plan, as amended and restated effective June 19, 2014

10.7**	Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014

10.8**	Southern California Edison Company Executive Supplemental Benefit Program, as amended June 19, 2014

10.9**	Edison International 2008 Executive Disability Plan, as amended and restated effective June 19, 2014

10.10**	Edison International 2008 Executive Survivor Benefit Plan, as amended and restated effective June 19, 2014

10.11**	Edison International 2008 Executive Severance Plan, as amended and restated effective June 19, 2014

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2014, filed on July 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2014, filed on July 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Connie J. Erickson

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 31, 2014	Date:	July 31, 2014